Form 10-Q
period 1999-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 1999-05-14
CIK 1073349

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999


                       Bottomline Technologies (de) Inc.
            (Exact name of Registrant as Specified in Its Charter)


           Delaware                                 02-0433294
-----------------------                 ------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


               155 Fleet Street, Portsmouth, New Hampshire 03801
                   ----------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number, including area code:  (603) 436-0700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ] No [ ]

The number of shares outstanding of the registrant's common stock as of May 10, 1999 was 10,446,561

PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements



                      Bottomline Technologies (de), Inc.
                           Condensed Balance Sheets
                                (in thousands)
                                  (unaudited)

                                                                         MARCH 31,1999        JUNE 30, 1998
                                                                      ------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                 $  41,064            $   1,362
 Accounts receivable                                                          10,044                6,997
 Other current assets                                                          1,399                  987
                                                                      ------------------------------------------
Total current assets                                                          52,507                9,346

Property and equipment                                                         2,303                1,865
Other assets                                                                      44                   90
                                                                      ------------------------------------------
Total assets                                                                 $54,854            $  11,301
                                                                      ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                     $   5,503            $   3,207
 Deferred revenue and deposits                                                 3,728                2,121
 Other current liabilities                                                       928                  134
                                                                      ------------------------------------------
Total current liabilities                                                     10,159                5,462

Deferred income taxes payable                                                    118                  118

Redeemable common stock, at redemption value                                       -                1,353

Stockholders' equity
 Common stock                                                                     10                    6
 Additional paid-in-capital                                                   39,353                1,867
 Retained earnings                                                             5,214                2,495
                                                                      ------------------------------------------
Total stockholders' equity                                                    44,577                4,368
                                                                      ------------------------------------------
Total liabilities and stockholders' equity                                 $  54,854            $  11,301
                                                                      ==========================================

See accompanying notes to condensed financial statements.

                       Bottomline Technologies (de), Inc.
                       Condensed Statements of Operations
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                              THREE MONTHS ENDED
                                                                      MARCH 31, 1999       MARCH 31,1998
                                                                  ----------------------------------------
Revenues:
 Software licenses                                                     $    4,157          $    2,506
 Service and maintenance                                                    3,551               2,280
 Equipment and supplies                                                     2,719               2,675
                                                                  ----------------------------------------
Total revenues                                                             10,427               7,461

Cost of revenues:
 Software licenses                                                             70                  44
 Service and maintenance                                                    1,514               1,060
 Equipment and supplies                                                     1,944               1,828
                                                                  ----------------------------------------
Total cost of revenues                                                      3,528               2,932
                                                                  ----------------------------------------

Gross profit                                                                6,899               4,529

Operating expenses:
 Sales and marketing                                                        2,910               1,879
 Product development and engineering                                        1,016                 811
 General and administrative                                                 1,107               1,152
                                                                  ----------------------------------------
Total operating expenses                                                    5,033               3,842
                                                                  ----------------------------------------

Income from operations                                                      1,866                 687

Interest income (expense), net                                                221                 (10)
                                                                  ----------------------------------------

Income before provision for income taxes                                    2,087                 677
Provision for income taxes                                                    835                 287
                                                                  ----------------------------------------
Net income                                                             $    1,252          $      390
                                                                  ========================================

Earnings per share available to common stockholders:
  Basic                                                                $     0.14          $     0.06
                                                                  ========================================
  Diluted                                                              $     0.13          $     0.05
                                                                  ========================================
Shares used in computing earnings per share available
   to common stockholders:
  Basic                                                                     8,553               6,312
                                                                  ========================================
  Diluted                                                                   9,859               7,308
                                                                  ========================================

See accompanying notes to condensed financial statements.

                      Bottomline Technologies (de), Inc.
                      Condensed Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                               NINE MONTHS ENDED
                                                                      MARCH 31, 1999       MARCH 31,1998
                                                                  ----------------------------------------
Revenues:
 Software licenses                                                    $     11,625        $      6,941
 Service and maintenance                                                     8,878               6,751
 Equipment and supplies                                                      8,060               7,317
                                                                  ----------------------------------------
Total revenues                                                              28,563              21,009

Cost of revenues:
 Software licenses                                                             224                 162
 Service and maintenance                                                     3,970               3,089
 Equipment and supplies                                                      5,759               5,004
                                                                  ----------------------------------------
Total cost of revenues                                                       9,953               8,255
                                                                  ----------------------------------------

Gross profit                                                                18,610              12,754

Operating expenses:
 Sales and marketing                                                         7,790               5,469
 Product development and engineering                                         2,921               2,303
 General and administrative                                                  3,508               3,158
                                                                  ----------------------------------------
Total operating expenses                                                    14,219              10,930
                                                                  ----------------------------------------

Income from operations                                                       4,391               1,824

Interest income (expense), net                                                 260                 (60)
                                                                  ----------------------------------------

Income before provision for income taxes                                     4,651               1,764
Provision for income taxes                                                   1,861                 747
                                                                  ----------------------------------------
Net income                                                            $      2,790        $      1,017
                                                                  ========================================

Earnings per share available to common stockholders:
  Basic                                                               $       0.38        $       0.15
                                                                  ========================================
  Diluted                                                             $       0.33        $       0.13
                                                                  ========================================
Shares used in computing earnings per share available
   to common stockholders:
  Basic                                                                      7,166              6,309
                                                                  ========================================
  Diluted                                                                    8,323              7,303
                                                                  ========================================

See accompanying notes to condensed financial statements.

                       Bottomline Technologies (de), Inc.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                             NINE MONTHS ENDED MARCH 31
                                                                                1999            1998
                                                                     -----------------------------------------
Cash provided by operating activities                                      $   4,754        $   1,844

INVESTING ACTIVITIES
Purchases of property and equipment, net                                      (1,043)            (643)
                                                                     ----------------------------------------
Net cash used in investing activities                                         (1,043)            (643)

FINANCING ACTIVITIES
Repayments on revolving credit arrangement                                                     (1,045)
Repayments on notes payable                                                      (75)            (211)
Proceeds from sale of common stock, net                                       35,916
Proceeds from exercise of stock options and stock warrants                       150               27
                                                                     ----------------------------------------
Net cash provided by (used in) financing activities                           35,991           (1,229)
                                                                     ----------------------------------------

Increase (decrease) in cash and cash equivalents                              39,702              (28)
Cash and cash equivalents at beginning of period                               1,362              827
                                                                     ----------------------------------------
Cash and cash equivalents at end of period                                 $  41,064        $     799
                                                                     ========================================

See accompanying notes to condensed financial statements.

                      Bottomline Technologies (de), Inc.
                    Notes to Condensed Financial Statements
                     (in thousands, except per share data)
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the company's registration statement on Form S-1.

NOTE 2 - NEW ACCOUNTING STANDARDS

In October 1997, the Accounting Standards Executive Committee of the American Institute (ACSEC) of Certified Public Accountants issued Statement of Position
(SOP) 97-2 "Software Revenue Recognition", which the company adopted on July 1, 1998. This statement supersedes SOP 91-1, Software Revenue Recognition, and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 has not materially impacted the company's operating results.

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                         THREE MONTHS ENDED MARCH 31,       NINE MONTHS ENDED MARCH 31,
                                     --------------------------------------------------------------------
                                            1999             1998               1999             1998
                                     --------------------------------------------------------------------
Numerator:
 Net income                                   $1,252          $  390            $2,790          $1,017
 Accretion to redemption value on
  redeemable common stock                        (14)            (28)              (70)            (80)
                                     --------------------------------------------------------------------
Numerator for basic and diluted
 earnings  per share available to
 common stockholders                          $1,238          $  362            $2,720          $  937
                                     ====================================================================

Denominator:
 Denominator for basic earnings  per
  share available to common
  stockholders - weighted-average
  shares outstanding                           8,553           6,312             7,166           6,309
 Effect of employee stock options,
  warrants and redeemable common
  stock                                        1,306             996             1,157             994
                                     --------------------------------------------------------------------
Denominator for diluted earnings
 per share available to common
 stockholders                                  9,859           7,308             8,323           7,303
                                     ====================================================================

Earnings  per share available to
 common stockholders:
  Basic                                       $ 0.14          $ 0.06            $ 0.38          $ 0.15
                                     ====================================================================
  Diluted                                     $ 0.13          $ 0.05            $ 0.33          $ 0.13
                                     ====================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties, including those relating to the company's ability to develop new and enhanced payment management software and services and on the market acceptance of the company's payment management software and services. Actual results may differ materially from the results predicted and reported results should not be considered as an indication of future performance. See "Certain Factors That May Affect Future Results" for additional information about potential factors that could affect the company's business and financial results.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES

     Total revenues increased by $2.9 million to $10.4 million in the three months ended March 31, 1999 from $7.5 million in the three months ended March 31, 1998, an increase of 40%.

     Software Licenses. Software license fees increased by $1.7 million to $4.2 million in the three months ended March 31, 1999 from $2.5 million in the three months ended March 31, 1998, an increase of 66%. Software license fees represented 40% of total revenues in the three months ended March 31, 1999 compared to 34% of total revenues for the three months ended March 31, 1998. The increase in software license fees was due primarily to the growing market acceptance of PayBase/32/.

     Service and Maintenance. Service and maintenance fees increased by $1.3 million to $3.6 million in the three months ended March 31, 1999 from $2.3 million in the three months ended March 31, 1998, an increase of 56%. Service and maintenance fees represented 34% of total revenues in the three months ended March 31, 1999 compared to 30% of total revenues in the three months ended March 31, 1998. The increase in service and maintenance fees was due primarily to an increase in the number of sales of software licenses, which resulted in increased orders for services and sales of software maintenance and technical support.

     Equipment and Supplies. Equipment and supplies sales remained constant at $2.7 million in each of the three months ended March 31, 1999 and March 31, 1998. Equipment and supplies sales represented 26% of total revenues in the three months ended March 31, 1999 compared to 36% of total revenues in the three months ended March 31, 1998.

COST OF REVENUES

     Software Licenses. Software license costs consist of expenses incurred by the company to manufacture, package and distribute its software products and related documentation and costs of licensing third-party software incorporated into its products. Software license costs increased by $26,000 to $70,000 in the three months ended March 31, 1999 from $44,000 in the three months ended March 31, 1998, an increase of 59%. Software license costs remained constant at 2% of software revenues in each of the three months ended March 31, 1999 and March 31, 1998.

     Service and Maintenance. Service and maintenance costs include salary expense and other related costs for the company's customer service, maintenance and telephone support staffs, as well as third-party contractor expenses. Service and maintenance costs increased by $400,000 to $1.5 million in the three months ended March 31, 1999 from $1.1 million in the three months ended March 31, 1998, an increase of 43%. Service and maintenance costs were 43% of service and maintenance revenues in the three months ended March 31, 1999 compared to 46% of service and maintenance revenues in the three months ended March 31, 1998. The dollar increase in service and maintenance costs was due primarily to increased staffing and personnel related costs.

     Equipment and Supplies. Equipment and supplies costs increased by $100,000 to $1.9 million in the three months ended March 31, 1999 from $1.8 million in the three months ended March 31, 1998, an increase of 6%. Equipment and supplies costs were 71% of equipment and supplies sales in the three months ended March 31, 1999 compared to 68% of equipment and supplies sales in the three months ended March 31, 1998. The increase in equipment and supplies costs was due primarily to competitive pressure on the pricing of supplies.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $1.0 million to $2.9 million in the three months ended March 31, 1999 from $1.9 million in the three months ended March 31, 1998, an increase of 55%. Sales and marketing expenses were 28% of total revenues in the three months ended March 31, 1999 compared to 25% of total revenues in the three months ended March 31, 1998. The increase was due primarily to increases in staffing and personnel related costs.

     Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by $200,000 to $1.0 million in the three months ended March 31, 1999 from $800,000 in the three months ended March 31, 1998, an increase of 25%. Product development and engineering expenses were 10% of total revenues in the three months ended March 31, 1999 compared to 11% of total revenues in the three months ended March 31, 1998. The dollar increase was due primarily to increases in staffing and personnel related costs.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and certain facilities-related expenses. General and administrative expenses remained constant at approximately $1.1 million in the three months ended March 31, 1999 and March 31, 1998. General and administrative expenses were 11% of total revenues in the three months ended March 31, 1999 compared to 15% of total revenues in the three months ended March 31, 1998. The percentage decrease is a result of the fact that general and administrative expenses remained constant during a period of revenue growth.

     Interest Income (Expense), Net. Interest income (expense), net consists of interest income and interest expense. Interest income (expense), net increased by $231,000 to $221,000 of interest income in the three months ended March 31, 1999 from $10,000 of interest expense in the three months ended March 31, 1998. The increase was due to interest earned on the proceeds of the company's initial public offering.

     Provision for Income Taxes. The provision for income taxes increased by $548,000 to $835,000 in the three months ended March 31, 1999 from $287,000 in the three months ended March 31, 1998. The effective tax rate in the three months ended March 31, 1999 was 40% compared to 42% in the three months ended March 31, 1998. The effective tax rate in each of the three month periods ended March 31, 1999 and March 31, 1998 differed from the federal statutory rate due principally to the effect of state income taxes.


NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

REVENUES

     Total revenues increased by $7.6 million to $28.6 million in the nine months ended March 31, 1999 from $21.0 million in the nine months ended March 31, 1998, an increase of 36%. The increase was primarily attributable to the growing market acceptance of PayBase/32/.

     Software Licenses. Software license fees increased by $4.7 million to $11.6 million in the nine months ended March 31, 1999 from $6.9 million in the nine months ended March 31, 1998, an increase of 68%. Software license fees represented 41% of total revenues in the nine months ended March 31, 1999 compared to 33% of total revenues in the nine months ended March 31, 1998. The increase in software license fees during the nine months ended March 31, 1999 was due primarily to the growing market acceptance of PayBase/32/.

     Service and Maintenance. Service and maintenance fees increased by $2.1 million to $8.9 million in the nine months ended March 31, 1999 from $6.8 million in the nine months ended March 31, 1998, an increase of 32%. Service and maintenance fees represented 31% of total revenues in the nine months ended March 31, 1999 compared to 32% of total revenues in the nine months ended March 31, 1998. The increase in service and maintenance fees was due primarily to an increase in the number of customers and sales of software licenses, which resulted in increased orders for services and sales of software maintenance and technical support.

     Equipment and Supplies. Equipment and supplies sales increased by $800,000 to $8.1 million in the nine months ended March 31, 1999 from $7.3 million in the nine months ended March 31, 1998, an increase of 10%. Equipment and supplies sales represented 28% of total revenues in the nine months ended March 31, 1999 compared to 35% of total revenues in the nine months ended March 31, 1998.

COST OF REVENUES

     Software Licenses. Software license costs increased by $62,000 to $224,000 in the nine months ended March 31, 1999 from $162,000 in the nine months ended March 31, 1998, an increase of 38%. Software license costs remained consistent at 2% of software revenues in each of the nine months ended March 31,1999 and nine months ended March 31,1998.

     Service and Maintenance. Service and maintenance costs increased by $900,000 to $4.0 million in the nine months ended March 31, 1999 from $3.1 million in the nine months ended March 31, 1998, an increase of 29%. Service and maintenance costs were 45% of service and maintenance revenues in the nine months ended March 31, 1999 compared to 46% of service and maintenance revenues in the nine months ended March 31, 1998. The dollar increase in service and maintenance costs was due primarily to increased staffing and personnel related costs.

     Equipment and Supplies. Equipment and supplies costs increased by $800,000 to $5.8 million in the nine months ended March 31, 1999 from $5.0 million in the nine months ended March 31, 1998, an increase of 15%. Equipment and supplies costs were 71% of equipment and supplies sales in the nine months ended March 31, 1999 compared to 68% in the nine months ended March 31, 1998. The increase in equipment and supplies costs was due primarily to competitive pressure on the pricing of supplies.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased by $2.3 million to $7.8 million in the nine months ended March 31, 1999 from $5.5 million in the nine months ended March 31, 1998, an increase of 43%. Sales and marketing expenses were 27% of total revenues in the nine months ended March 31, 1999 compared to 26% of total revenues in the nine months ended March 31, 1998. The increase was due primarily to increases in staffing and personnel related costs.

     Product Development and Engineering. Product development and engineering expenses increased by $600,000 to $2.9 million in the nine months ended March 31, 1999 from $2.3 million in the nine months ended March 31, 1998, an increase of 27%. Product development and engineering expenses were 10% of total revenues in the nine months ended March 31, 1999 compared to 11% of total revenues in the nine months ended March 31, 1998. The dollar increase was due primarily to increases in staffing and personnel related costs.

     General and Administrative. General and administrative expenses increased by $300,000 to $3.5 million in the nine months ended March 31, 1999 from $3.2 million in the nine months ended March 31, 1998, an increase of 11%. General and administrative expenses were 12% of total revenues in the nine months ended March 31, 1999 compared to 15% of total revenues in the nine months ended March 31, 1998. The dollar increase was due primarily to increased personnel costs.

     Interest Income (Expense), Net. Interest income (expense), net increased by $320,000 to $260,000 of interest income in the nine months ended March 31, 1999 from $60,000 in interest expense in the nine months ended March 31, 1998. The increase was due to interest earned on the proceeds of the company's initial public offering.

     Provision for Income Taxes. The provision for income taxes increased by $1.1 million to $1.9 million in the nine months ended March 31, 1999 from $800,000 in the nine months ended March 31, 1998. The effective tax rate in the nine months ended March 31, 1999 was 40% compared to 42% in the nine months ended March 31, 1998. The effective tax rate in each of the nine month periods ended March 31, 1999 and March 31, 1998 differed from the federal statutory rate due principally to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The company has financed its operations primarily from cash provided by operating activities, the sale of common stock and bank credit facilities for leasehold improvements and working capital. The company had net working capital of $42.3 million at March 31, 1999, including cash and cash equivalents totaling $41.1 million.

     Net cash provided by operating activities was $4.8 million in the nine months ended March 31, 1999. Net cash provided by operating activities during the nine months ended March 31, 1999 was primarily the result of net income and increases in deferred revenues, accounts payable and accrued expenses, partially offset by increases in accounts receivable and prepaid expenses.

     Net cash used in investing activities was $1.0 million in the nine months ended March 31, 1999. Cash was used during this period to acquire computer equipment and software for internal use. The company currently has no significant capital spending or purchase commitments, but expects to continue to engage in capital spending in the ordinary course of business.

     Net cash provided by financing activities was $36.0 million in the nine months ended March 31, 1999. The net increase was the result of the net proceeds of $35.9 million from the sale of common stock.

     In December 1998, the company renewed its revolving credit agreement with a bank which provides for borrowings of up to $5.0 million. Borrowings under its revolving credit agreement bear interest at the bank's prime rate, are due on demand and are secured by substantially all of the company's assets. As of March 31, 1999, the company had no outstanding balances under its revolving credit agreement. The agreement expires on December 31, 1999.

     The company believes that the cash generated from operations and cash and cash equivalents on hand, will be sufficient to meet its working capital requirements for the foreseeable future.

YEAR 2000 CONSIDERATIONS

     Computer systems and software and other date sensitive technology must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded in order to be year 2000 compliant.

     The vendors of each of the company's major internal software systems, such as accounting and database management, have certified that their software is year 2000 compliant. In addition, the company has assessed its currently supported products, including tools, equipment and software provided by others, for possible problems in processing, reporting, displaying, functioning with and otherwise handling date data containing the year 2000 and beyond and has concluded that such products are year 2000 compliant. The company does not plan to assess specifically its facility management systems or the external forces such as utility or transportation systems for year 2000 compliance failures that might generally affect industry and commerce.

     The company has conducted extensive tests to validate the year 2000 compliance of its products installed after February 1997 and it believes that these products were year 2000 compliant at the time of installation. However, products installed prior to that time that operated in the DOS operating system environment are not year 2000 compliant. In 1997, the company notified customers that had purchased DOS based products that their products were not year 2000 compliant and that the company would no longer be supporting those products. The company has no plans to address year 2000 readiness for these older products. Based on the notification the company provided and the contractual provisions limiting liability contained in its standard terms and conditions which governed the sale of the company's DOS based products, the company does not believe there are significant risks to its business relating to year 2000 compliance of these products.

Certain Factors That May Affect Future Results

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

     Substantially all of our revenues come from the license and maintenance of our payment management offerings and sales of related products and services. Any reduction in demand for our payment management solutions, or lack of meaningful growth in the market for electronic and payment management solutions could have a material adverse effect on our business, operating results and financial condition. Our PayBase software products are designed to provide a single platform to control, manage and issue all payments, whether paper-based or electronic, across an enterprise. Our future performance will depend to a large degree upon the market acceptance of PayBase as a payment management solution. Our prospects will also depend upon enterprises seeking to enhance their payment functions to integrate electronic payment capabilities. In addition, our future results will depend on the continued market acceptance of desktop software for use in a departmental setting, including our LaserCheck solution, as well as our ability to introduce enhancements to meet the market's evolving needs for secure, payment management solutions.

     A significant percentage of our expenses, particularly personnel costs and rent, are relatively fixed, and based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues. Accordingly, shortfalls in revenues may cause significant variations in operating results in any quarter.

     The payment management software market is subject to rapid technological change and our success is dependent on the ability to develop new and enhanced payment management software, services and related products. Trends which could have a critical impact on the company include:

     . rapidly changing technology that could require us to make our products compatible with new database or network systems;

     . evolving industry standards and mandates, such as those mandated by the National Automated Clearing House Association and by the Debt Collection Improvement Act of 1996; and

     . developments and changes relating to the Internet that we must address as we introduce Internet-capable products.

     If we are unable to develop and introduce new products, or enhancements to existing products, in a timely and successful manner, our business, operating results and financial condition could be materially adversely affected.

     The market for payment management software is intensely competitive and characterized by rapid technological change. Growing competition may result in price reductions of our products and services, reduced revenues and gross margins and loss of market share, any one of which could have a material adverse effect on our business, operating results and financial condition. Some competitors in our market have longer operating histories, significantly greater financial, technical, marketing and other resources, greater brand recognition and a larger installed customer base than we do. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their product offerings and to offer more comprehensive solutions. We also expect to face additional competition as other established and emerging companies enter the market for payment management solutions.

     Our success depends upon the efforts and ability of our executive officers and key technical employees who are skilled in electronic commerce, payment methodology and regulation, and Internet, database and network technologies. We currently do not maintain "key man" life insurance policies on any of our employees. While some of our executive officers have employment agreements with us, the loss of the services of any of our senior executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

     We are dependent upon the ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in electronic payment technology and knowledge of the banking industry. Competition for qualified personnel is intense. In addition, our location in Portsmouth, New Hampshire may limit our access to skilled personnel. Any failure to attract, hire or retain qualified personnel could have a material adverse effect on our business, operating results and financial condition. In addition, we plan to expand our sales and marketing and customer support organizations. Based on our experience, it takes an average of six months for a salesperson to become fully productive. We cannot assure you that we will be successful in increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

     Computer systems and software must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded in order to be year 2000 compliant. Significant uncertainties exist in the software industry concerning the potential effects associated with such compliance. We have assessed the impact of year 2000 compliance on our products and systems. We cannot, however, be certain that we have identified all of the potential risks to our business that could result from matters related to the year 2000. We have identified the following risks that you should be aware of:

     . Year 2000 problems that affect our internal systems. We have relied on the certifications by our software vendors regarding the year 2000 readiness of our internal software systems and have not conducted independent tests of these systems. It is possible that these systems could contain undetected problems that could cause serious and costly disruptions which would have a material adverse effect on our business, operating results and financial condition.

     . Year 2000 problems that affect our discontinued products. We have notified customers that had purchased DOS based products that their products were not year 2000 compliant and that we would no longer be supporting those products. Based on the notification we provided and the contractual provisions limiting liability contained in our standard terms and conditions which governed the sale of our DOS based products, we do not believe there are significant risks to our business relating to year 2000 compliance of these products. However, we cannot assure you that customers who purchased these products will not assert claims against us, which could result in costly litigation which diverts management's attention and could have a material adverse effect on our business, operating results and financial condition.

     . Undetected year 2000 problems that could affect our currently supported products. We believe that all of our products that have been installed after February 1997 were year 2000 compliant at the time of installation. However, although we have tested such products for year 2000 compliance, we cannot be certain that these tests have detected all potential year 2000 problems. The failure of our currently supported products to be fully year 2000 compliant could result in claims by or liability to our customers, which could have a material adverse effect on our business, operating results and financial condition.

     Our software products could contain errors or "bugs" that we have not been able to detect which could adversely affect their performance and reduce demand for our products. Additionally, we regularly introduce new releases and periodically introduce new versions of our software products. Any defects or errors in new products or enhancements could result in adverse customer reactions and negative publicity regarding the company and our products and could have a material adverse effect on our business, operating results and financial condition.

     Our software and hardware products are designed to provide critical payment management functions and to limit the risk of fraud or loss in effecting such transactions. As a result, our products are critical to our customers and there is the potential for significant product liability claims. Our license agreements with customers typically place the responsibility for use of the system on the customer and contain provisions intended to limit our exposure to product liability claims. However, these limitation provisions may not preclude all potential claims. We have not experienced any product liability claims to date. However, a product liability claim brought against us, even if not successful, would likely be time consuming and costly. A successful liability claim could have a material adverse effect on our business, operating results and financial condition.

     We rely upon a combination of patent, copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. We have one allowed United States patent application relating to certain security aspects of our dual payment process. However, we cannot assure you that our allowed patent, or any other patents that may be issued in the future, will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the patents will not be challenged, invalidated or circumvented. We enter into agreements with our employees and clients that seek to limit and protect the distribution of proprietary information. We cannot assure you that the steps we have taken to protect our property rights, however, will be adequate to deter misappropriation of proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

     Although we believe that our products and services do not infringe upon the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, we are subject to the risk of claims alleging infringement of third-party intellectual property rights. These claims could require us to spend significant sums in litigation, pay damages, delay product installments, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claim. Therefore, these claims could have a material adverse effect on our business, operating results and financial condition.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

Changes in Rights and Classes of Stock

None.

Sales of Unregistered Securities and Use of Proceeds

None.

Use of Proceeds of Initial Public Offering

On November 13, 1998, the company filed a Registration Statement on Form S-1 (Commission file number 333-67309, declared effective February 11, 1999)to register shares of its common stock in an initial public offering. The offering closed on February 18, 1999, resulting in the sale of all of the 3,400,000 shares offered (of which, 2,519,466 shares were sold by the Company and 880,534 shares were sold for the account of certain shareholders) at an offering price of $13.00 per share (constituting aggregate gross proceeds of $32,753,058 for the account of the Company and $11,446,942 for the account of the selling stockholders), and on March 1, 1999 the underwriters exercised in full their overallotment option to purchase an additional 510,000 shares at $13.00 per share (constituting additional aggregate gross proceeds of $6,630,000), all of which were sold by the company.

The managing underwriters of the offering were BancBoston Robertson Stephens, BT Alex.Brown and CIBC Oppenheimer

Through March 31, 1999, the following expenses were incurred for the company's account in connection with the offering:

     Underwriting discount                                  $ 2,756,814
     Other expenses                                           1,681,604
                                                            -----------
     Total expenses                                           4,438,418
                                                            -----------
     Net offering proceeds                                  $34,944,640

No net offering proceeds to the company were used during the period between the effective date of the registration statement and March 31, 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 8, 1999 the company's stockholders acting by written consent approved the following matters in anticipation of the company registering its securities under Section 12 of the Exchange Act: (1) the company's 1998 Director Stock Option Plan, 1998 Employee Stock Purchase Plan and Amended and Restated 1997 Stock Incentive Plan; (2) the company's Amended and Restated Bylaws; and
(3) the company's Amended and Restated Certificate of Incorporation. The written consent was given by holders of 3,750,000 shares of the company's common stock.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

     27   Financial Data Schedule

(b)      Reports on Form 8-K:

     None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Bottomline Technologies (de) Inc.


          Date:                         By:  /s/  Robert A. Eberle

                                        Robert A. Eberle
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer

                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)