Form 10-K
period 1999-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 1999-09-28
CIK 1073349

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
  EXCHANGE ACT OF 1934

  For the fiscal year ended June 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  For the transition period from      to

                         Commission file number 0-25259

                               ----------------

                       BOTTOMLINE TECHNOLOGIES (de), INC.
             (Exact name of Registrant as Specified in Its Charter)

                Delaware                               02-0433294
    (State or other Jurisdiction of       (I.R.S. Employer Identification No.)
     Organization or Incorporation)

            155 Fleet Street                             03801
       Portsmouth, New Hampshire                       (Zip Code)
    (Address of Principal Executive
                Offices)

                                 (603) 436-0700
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value per share
                                 Title of Class

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [_]

   The aggregate value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's common stock at the close of business on September 22, 1999 was $114,218,412 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

   There were 10,636,809 shares of common stock, $.001 par value per share, of the registrant outstanding as of September 22, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Items 10, 11, 12 and 13 of Part III (except for information required with respect to our executive officers, which is set forth under "Part I--Business-- Executive Officers of the Registrant") have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year, a definitive proxy statement for our annual meeting of stockholders. The information required by Items 10, 11, 12 and 13 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

                               TABLE OF CONTENTS

PART I

    Item                                                                    Page
    ----                                                                    ----
    1.   Business.........................................................   1
    2.   Properties.......................................................   10
    3.   Legal Proceedings................................................   10
    4.   Submission of Matters to a Vote of Security Holders..............   10

PART II

    Item
    ----
         Market for the Registrant's Common Stock and Related Stockholder
    5.   Matters.........................................................   11
    6.   Selected Financial Data.........................................   11
         Management's Discussion and Analysis of Financial Condition and
    7.   Results of Operations...........................................   13
    7A.  Quantitative and Qualitative Disclosures About Market Risk......   26
    8.   Financial Statements and Supplementary Data.....................   26
         Changes in and Disagreements with Accountants on Accounting and
    9.   Financial Disclosure                                               26

PART III

    Item
    ----
         Directors and Executive
         Officers of the
    10.  Registrant..............   27
    11.  Executive Compensation..   27
         Security Ownership for
         Certain Beneficial
    12.  Owners and Management...   27
         Certain Relationships
         and Related
    13.  Transactions............   27

PART IV

    Item
    ----
         Exhibits, Financial Statements and Schedule, and Reports on Form
    14.  8-K Signatures..................................................   28

                                     PART I

   This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statements (including statements to the effect that we "believe," "expect," "anticipate," "plan" and similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of numerous important factors, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Affect Future Results."

Item 1. Business.

The Company

   We provide software solutions that create an automated e-business infrastructure for use by businesses and financial institutions to make payments and present bills. Our products and services enable organizations to transition from traditional paper-based payment and billing processes to electronic processes to facilitate e-commerce. Our PayBase payments software is designed to control, manage and issue all payments, whether paper-based or electronic, across an enterprise. Our recently announced electronic bill presentment software, NetTransact, is designed to provide a secure, interactive system for complex business-to-business transactions that will allow companies to present billing information and accept payments over an extranet. NetTransact is currently installed at three pilot sites, and we anticipate commercial introduction of the product during the current fiscal year. NetTransact, when combined with our electronic payment software, will provide our customers with a complete business-to-business software solution for e-commerce bill presentment and payment regardless of their size or location. Our software products can be purchased as an entire suite or as separate applications. Our PayBase products operate in different computer operating environments that correspond to customer needs and infrastructure requirements, providing high levels of performance and supporting high volumes of activity across an organization.

   Our products permit customers to leverage the Internet while increasing security and fraud avoidance. They also complement our customers' existing information systems and payment applications. We provide multiple options for delivery of detailed payment or remittance information, including mail, fax and the Internet. Our LaserCheck product is a cost-effective, software-based, laser-printing system that allows an enterprise to streamline its paper payment process and to generate checks at the point of need. We also offer consulting services and related equipment and supplies to help customers plan, design and implement the transition from paper to electronic payments.

 PayBase Products

   Our PayBase product suite offers customers the following benefits:

  . Internet/intranets remote access capability. Our PayBase product suite provides users with a secure, convenient means to remotely access and transmit payment information. PayBase enables enterprises to manage and control payments through the Internet and intranets. PayBase provides users with a secure, convenient means to remotely access and transmit payment information.

  . Flexible, dual payment process. Our PayBase product suite has been designed to provide customers with a single software solution that permits both paper and electronic payments. PayBase's dual payment capacity gives enterprises the flexibility to manage the transition to electronic payments at a pace compatible with the needs of their customers and business partners as they evolve in response to market demands and government mandates. We have one allowed United States patent application relating to certain security aspects of our dual payment process.

  . Enterprise-wide payment control. Our PayBase product suite offers enterprises a centralized payment control and management system while allowing users to make payments at the point of need. PayBase records all payments, transactions and events in a central database, which improves cash management, control of disbursement and receipt functions and audit capabilities. In addition, our PayBase payment control capabilities permit enterprises to readily outsource payment management functions to banks or other third-party suppliers.

  . Cost-effective payment solution. Our PayBase product suite provides operational efficiencies that reduce staffing, mailing, processing and auditing costs as well as costs associated with float, risk of error, fraud and fraud related inquiries. PayBase is designed to be easy to use and implement and requires only limited commitment of an enterprise's resources to achieve operational efficiencies.

  . Open and scaleable technology. Our PayBase product suite runs on one or more application servers using industry standard Unix or Microsoft Windows NT operating systems and database servers such as Microsoft SQL Server, Oracle, Sybase, IBM DB2 Universal Server and Informix. PayBase's flexible design provides an enterprise with a scaleable solution to meet growing needs and to manage the migration from a department-wide to an enterprise-wide payment system.

  . Enhanced security and fraud protection. Our PayBase product suite reduces the risk of fraud through a secure, encrypted database and the control of all payment and operator activity. In addition, PayBase can automatically send a file of all checks issued instantaneously to the payor's bank, enabling banks to quickly isolate fraudulent or incorrect checks and to evaluate questionable payments. For its laser-printing process, LaserCheck uses blank paper that is non-negotiable until it is printed and can use specialized magnetic ink character recognition printers for additional security.

 NetTransact Product

   Our newest product, NetTransact, is currently installed at three pilot sites and we anticipate commercial introduction of the product during the current fiscal year. NetTransact is designed to offer businesses and financial institutions the following benefits:

  . Open and interactive bill presentment technology. NetTransact is designed to enable businesses and banks to leverage electronic billing and maintain an open, interactive relationship with customers and corporate account holders. It is configured to permit speedy and efficient accessing to accounts receivable and accounts payable departments, and to disseminate complex bill presentment information wherever required across an organization, regardless of whether the bill is one page or thousands of pages.

  . Facilitate timely resolution of billing disputes. NetTransact is designed to allow payors to review and, if necessary, make adjustments to a bill on-line. For example, if an invoice incorrectly states the number of products delivered, or if a number of items were damaged during shipment, the payor can generate an adjustment that is e-mailed to the biller for resolution and pay the undisputed amount, without having to wait for a new invoice to be transmitted.

  . Cost effective bill presentment solution. NetTransact is designed to provide operational efficiencies to reduce staffing, mailing, processing and audit costs, as well as costs associated with making adjustments and resolving disputes arising in the billing process. It is being enhanced by us to be as easy to use as our other products, facilitating its introduction to and use by customers.

  . Internet/Intranet based solution. NetTransact is designed to leverage the Internet as an effective means of e-commerce and is being enhanced to be integrated with our other Internet solutions to provide a complete bill presentment and payment solution in an Internet environment.

  . Savings to billers through reductions in float. By avoiding the delays associated with preparation of paper bills, their submission through the mail and correspondence relating to disputed matters, enterprises will be able to reduce the expense associated with float on outstanding receivables.

  . Improved invoice management for payors. NetTransact will allow payors to identify and manage invoices and schedule payments with time sensitive priorities, enhancing their responsiveness and their vendor relationships and enabling them to earn more discounts.

Strategy

   Our objective is to be the leading provider of software solutions that enable businesses and financial institutions to create an automated e-business infrastructure to initiate, implement and manage movements of cash resources, including bill presentment and payment software. Key elements of our strategy include the following:

  . Focus on the Internet as the medium for billing and e-commerce. Our PayBase product currently allows enterprises to use the Internet or a corporate Intranet to make payments from a remote site and to send and receive remittance advices via e-mail. We intend to provide our customers with a fully-integrated bill presentment and payment solution that can support e-commerce over the Internet. With the anticipated commercial introduction during this current fiscal year of our NetTransact billing presentment software, we will be able to provide businesses and financial institutions with a fully integrated, secure, medium both for the generation and payment of bills.

  . Develop new products and technologies. We intend to develop new products and technologies which leverage our existing offerings and customer base. To capitalize on the growth of the Internet and e-commerce, and changes in payment technologies and practices, we employ professionals who are skilled in the complex environments of e-commerce, financial EDI, banking and payment and billing systems. Furthermore, our technical staff is experienced in the latest database, networking and software development tools, technologies and methodologies. We intend to leverage this combination of business expertise and technical knowledge to deliver new products and technologies, including products incorporating XML, an emerging e-commerce interface standard.

  . Pursue strategic acquisitions. We believe that significant opportunities exist to acquire technologies and industry expertise that complement our existing product offerings and assist us in achieving our goal of providing a comprehensive business-to-business e-commerce infrastructure to initiate, implement and manage movements of cash resources, including payment and bill presentment software. We therefore intend to actively pursue acquisitions of such technologies, as well as opportunities to broaden our client base and/or expand our geographic presence.

  . Further penetrate customer base. We intend to further penetrate our customer base, which we believe is only in the early stages of implementing electronic bill presentment and payment solutions. Additional sales opportunities to our existing customers include:

    . expanding department level installations to encompass an enterprise's entire payment system;

    . taking advantage of the introduction of our electronic bill presentment software to increase overall sales of an integrated electronic payment solution to our existing customers;

    . selling complementary payment capabilities through sales of additional software modules, such as electronic payment and receipt creation or check fraud avoidance;

    .  introducing software upgrades marketing new products; and

    . generating additional revenues from our customer base by providing maintenance and support services and selling supplies.

  . Expand customer base. We intend to expand our broad customer base through:

    .  enhancing our direct sales force to market to large enterprises;

    .  increasing indirect sales channels;

    . targeting sales opportunities with financial institutions by leveraging our experience and industry recognition as the developer of FedEDI, the Federal Reserve System's financial Electronic Data Interchange or EDI software solution;

    . introducing complementary products, such as our NetTransact bill presentment software, which will also present new sales opportunities for our existing products;

    .  developing additional marketing partnerships; and

    .  pursuing strategic acquisitions.

  . Expand and leverage strategic relationships. We intend to expand and leverage our relationships with business partners who play a key role in the sales, marketing and distribution of our products. We plan to expand sales through strategic alliances with technology providers and financial institutions, and through existing reseller and co-marketing relationships. For example, Arthur Andersen LLP offers PayBase as a Best Practice solution for corporate payments and The Northern Trust Company has agreed to market NetTransact with us to its principal commercial customers. We also intend to expand our relationships with enterprise resource planning and accounting system vendors, such as Baan, Oracle, PeopleSoft and SAP, and with consulting firms that assist companies with the implementation of our products.

  . Expand international capabilities. We intend to enhance our products with additional functionality to expand their use in international markets. We believe that this will enable us to better accommodate existing and future customer needs. We have begun initiatives extending capabilities to accommodate multiple language output, multiple currency requirements and international standards.

Products and Services

   Our software products enable enterprises to control, manage and issue all payments, whether paper-based or electronic, and electronically present bills to their trading partners. We also offer complementary add-on functionality software for our payment products that customers can select according to their specific needs, as well as hardware to complement our software product offerings. Our software products are further enhanced by a comprehensive and experienced consulting service and support system. These consultants help customers to plan, design, implement and manage an enterprise's transition from paper to electronic payments and to enhance operational productivity and customer satisfaction.

 PayBase Products

   PayBase provides a single software solution to control, manage and issue all payments across an entire enterprise. PayBase includes the following modules, which can be purchased as separate products or together:

   ESP (Electronically Sent Payments) Module. The ESP module allows users to create electronic payments, facilitating the transition from paper checks to electronic funds transfers. This module permits users to create standard files that meet National Automated Clearing House Association standards and other financial EDI protocols, and to transmit those files to their banks. The PayBase ESP module can also create electronic tax payments in the formats required by federal and state governments. With this module, users can process payment instructions received from an external database, such as payroll or accounts receivable. When installed with our LaserCheck printing software module, PayBase can create both electronic payments and checks during the same payment run. The ESP module also can be adapted to allow users to automatically post financial EDI remittance information to their accounts receivable system. This feature eliminates the need for manually entering information into accounting ledgers, saving time and preventing mistakes.

   ERADS (Electronic Remittance Advice Delivery System) Module. The ERADS module allows an enterprise to convert to electronic payments immediately and to deliver the remittance detail by fax, e-mail, communications networks or the Internet, depending on the technology available to its payees. This module can be used for payments to individuals (e.g., travel reimbursements) and to enterprises (e.g., vendor payments). Whenever payments are sent electronically through the secure Automated Clearing House network, the ERADS module automatically channels the remittance details to each payee by the appropriate media and the payee receives an electronic payment directly deposited into its bank account. Enterprises can realize cost efficiencies through reduced check printing or processing and the lower cost of transmitting remittance information electronically.

   Secure WebPay Series (Internet/Intranet Access) Modules. The Secure WebPay Internet/Intranet Access modules extend the functionality of PayBase to the Internet. Secure WebPay allows enterprises to use the Internet or a corporate intranet to request, approve and initiate payments from remote sites, including locations which are not linked by a corporate network. Secure WebPay can also provide automatic e-mail delivery of remittance advice both internally and to third parties such as vendors, customers and employees. Secure WebPay incorporates administration software that maintains central payment information that can be accessed on the Internet or over an intranet by authorized users to review payment status and correct data as appropriate.

   LaserCheck Module. The LaserCheck module allows users to print checks, including all variable data, such as magnetic ink character recognition lines, logos and signatures, on blank paper using a laser printer. This module can be deployed over the user's network or the Internet wherever it is needed, whether in a centralized printing facility, the issuing department or in a remote location. With LaserCheck's CheckSort feature, users can sort checks to lower postage rates and produce copies in a specified order to simplify filing. LaserCheck also provides password protection, as well as hardware and software security features, and initiates printing of all checks, confirmation notices and reports.

   Check Fraud Avoidance Module. The Check Fraud Avoidance module allows users to automatically send a digital file of all checks issued to their bank. Most commercial banks employ a "Positive Pay" system that determines when the check is presented to the bank and whether a bank customer has in fact issued it. A number of banks will only reimburse customers for check fraud losses if the customer uses Positive Pay. This module protects the user from having altered or unissued checks paid from their account and protects banks from fraudulent checks received from other institutions. The Check Fraud Avoidance software receives its data input from PayBase, but can also receive input from a non-PayBase system that uses printed checks.

 NetTransact Product

   NetTransact is currently installed at three pilot sites and we anticipate commercial introduction of the product during the current fiscal year. NetTransact supports corporate billing applications through features that meet the unique needs of businesses and large organizations. NetTransact has been designed as a secure interactive system that will allow companies to accept payment and present billing information for complex business-to-business transactions, which often consist of hundreds or thousands of pages of information. NetTransact will operate on an extranet-based Web site in which both billers and payors will have an electronic mailbox. The NetTransact system will be fully integrated with the biller's receivables management process to provide payors and billers new opportunities to communicate on-line before funds are transferred. Payors will have the ability to review invoices online, modify them if necessary and approve them for payment. The scheduling of payments will be controlled by the payor. Initially, all payments will be conducted using the Automated Clearing House and will represent authorized debits to the payor's account. Other payment options that may be deployed include credit card debits, wire transfers and check generation for non-NetTransact presented invoices.

 Professional Services

   Our team of service professionals draws on extensive experience in e-commerce to provide consulting services, project implementation and training services to our clients. Consulting service professionals are available to review clients' current bill presentment and payment methods and processes, report findings and recommend changes and solutions. Project implementation professionals are available to coordinate system installation, including billing and payment design, reporting format and delivery, bank data and communication requirements, signature and authority set up and security, audit and control procedures. We offer training services to all customer personnel involved in the billing and payment cycle, including management, users and information technology personnel involved in the transition from paper-based methods to electronic methods.

 Equipment and Supplies

   We offer consumable products needed for payment disbursements and check printing, including magnetic ink character recognition toner and blank-paper check stock. We also provide printers and printer-related equipment, primarily through drop-ship arrangements with our hardware vendors, to enhance our software product offerings. We have reseller agreements with the two leading secure magnetic ink character recognition printer manufacturers in the country, Troy Systems, which uses Hewlett Packard printers, and Source Technology, which uses primarily Lexmark printers.

Technology

   Our technology focus is on industry standards, the Internet and client server platforms. PayBase/32/, our advanced 32-bit payment processing software, has been designed using a client server architecture. The server platform supports open database connectivity (ODBC) compliant Unix and Windows NT databases. The server platform is the warehouse for information relating to the customer's payment solution, including security tables, application form parameters and audit tables. The client workstation houses the PayBase executable programs. This design enables PayBase to be highly scaleable for both distributed and high volume centralized check printing, as well as electronic payment origination. The client workstation interacts with the database to ascertain authority, to retrieve information to create the form and to update the audit tables with transaction information and payment result information. Print output can be sent to any addressable network printer. The ESP and Check Fraud Avoidance modules are bundled with communication software that allows scripting of the data transmission. Transmission can be executed from any client workstation.

   PayBase is designed to be network independent and can be implemented in leading network architectures, including Novell, Windows NT and TCP/IP. The product design creates predictable low volume network traffic in order to minimize the implementation concerns for corporate information technology. Installation of the product is highly automated using InstallShield. PayBase has been submitted and approved for the "Designed for BackOffice" logo from Microsoft, indicating it conforms to Microsoft standards for design and operation.

   PayBase development methods conform to the latest Microsoft development specifications, including extensive use of MFC (Microsoft Foundation Classes) and the DCOM/COM ((Distributed) Component Object Model) standards. Components are designed as OLE (Object Linking and Embedding) Automation Servers for ease of future development and enhancement as well as interoperability. Web enabled components of PayBase are written as ActiveX controls. The primary development tool is Visual C++.

   The PayBase suite also includes PayBase DesignerPlus, a sophisticated proprietary data mapping and design tool. This tool is used to create sophisticated payment applications using multiple form designs and multiple payment methods, including all forms of electronic payments. It provides a proprietary mapping tool to transform any type of host data file into the format needed for efficient payment creation. The forms design function allows easy creation of paper output formats from checks to W-2 forms and includes design wizards to further automate the process. The data mapping and design are securely linked to the desired business payment process.

   NetTransact is a Java based program designed to operate on Unix servers in conjunction with commercially available browsers. The security architecture for NetTransact is based on industry standard security technologies including firewalls, Secure Socket Layer, encrypted HTTP and digital certificates.

Product Development and Engineering

   Our product development and engineering organization included 42 persons as of June 30, 1999. There are three primary development groups: software engineering, quality assurance and technical support. We spent $2.2 million in fiscal year 1997, $3.2 million in fiscal year 1998 and $4.0 million in fiscal year 1999 on product development and engineering costs.

   The software engineering team averages over nine years of development experience per person and over seven years of payment systems design experience per person. The software engineers have substantial experience in advanced software development techniques as well as extensive knowledge of the complex processes involved in business payment systems. Our engineers actively participate in the Microsoft Developer Network programs and maintain extensive knowledge of software development trends.

   The quality assurance engineers have both extensive knowledge of our products and expertise in software quality assurance techniques. Members of the quality assurance group make extensive use of automated software testing tools to facilitate comprehensive and timely testing of products. The quality assurance group members participate in all beta releases, including all tests of new products or enhancements, and provide initial training materials for customer support and service.

   The technical support group provides all product documentation as well as technical support for released products. Members of the technical group include experienced technical writers, business analysts and network analysts. The technical writers are versed in current document technology and work closely with the software engineers to ensure documentation is clear, current and complete. The technical support engineers are responsible for the analysis of reported software problems and work closely with customers and customer support staff. The group's broad knowledge of our products, operating systems, communications, and printers allows them to rapidly respond to software configuration needs.

Customers

   Our customer base includes over 2,500 companies in industries such as financial services, health care, communications, education, media, manufacturing and government.

Sales and Marketing

 Sales

   As of June 30, 1999, we employed 47 systems trained sales executives, 42 of whom were divided among six geographical markets and focused on sales to large and medium sized enterprises and five of whom focused exclusively on sales to large banks and financial institutions. Our systems trained sales executives are supported by six systems engineers. We also have a dedicated telephone-sales team that markets new applications, software upgrades and additional services to our existing customers. In addition to our direct selling efforts, we promote our products and services through strategic relationships with partners such as Arther Andersen LLP and The Northern Trust Company. We also promote our products and services through relationships with enterprise resource planning and accounting system vendors, such as Baan, Oracle, PeopleSoft, and SAP.

 Marketing

   We promote products and services through conferences, seminars, direct marketing and trade publications. Our marketing partners sponsor joint mailings and seminars and issue joint press releases with us. We also maintain membership in key industry organizations such as Financial Services Technology Consortium, Microsoft Value Chain Initiative, American Bankers Association and various operating committees of the National Automated Clearing House Association. In addition, we participate in industry conferences such as Treasury Management, National Automated Clearing House Association, Payments, American Payroll Congress and National User Conferences of Software Partners. We also promote brand awareness through our public relations program and by advertising in respected buying guides.

 Arthur Andersen LLP Working Agreement

   Arthur Anderson LLP has designated PayBase as a Best Practice solution for corporate payments and, under our working agreement with Arthur Andersen LLP, it offers PayBase as part of its Electronic Commerce solutions. This relationship allows us to utilize the enterprise consulting experience of Arthur Andersen LLP to demonstrate to the users of our departmental payment products the benefits of migrating to our PayBase enterprise-wide payment solution.

 Northern Trust Marketing Relationship

   We acquired our NetTransact electronic bill presentment software from The Northern Trust Company in July 1999 and Northern Trust has agreed to market our NetTransact product with us to its principal commercial customers.

Competition

   We currently compete primarily with companies that offer a broad suite of electronic data interchange products, such as Sterling Commerce, companies that provide a broad spectrum of electronic payments solutions, such as CheckFree, and companies that offer laser check printing software and services. To a lesser extent, we compete with providers of enterprise resource planning solutions, such as SAP and PeopleSoft, and providers of traditional payment products, including check stock and check printing software and services, such as Standard Register. In addition, we also experience competition from our customers and potential customers who develop, implement and maintain their own payment solutions.

   We believe we compete on a number of factors, including:

  .  scope, quality and cost-effectiveness of our payment solutions;

  .  industry knowledge and expertise;

  . interoperability of solutions with existing information technology and payments infrastructure;

  .  product performance and technical features;

  .  patented and proprietary technologies; and

  .  customer service and support.

   Although a number of our competitors may be better positioned to compete in certain segments of the payments industry, we believe that our market position is enhanced by:

  . our ability to provide a single, scaleable, open, dual-payment platform that provides customers with the flexibility to transition to electronic payments solutions while maintaining the ability to make paper-based payments using laser-printed checks;

  .  our relationships with our strategic partners;

  .  our large customer base; and

  . the level of payments-industry expertise of our development, sales and customer service and support professionals.

   Most companies marketing electronic bill presentment solutions are currently selling business-to-consumer applications, such as electronic presentment of utility bills, telephone bills and cable service bills. Business-to-business electronic bill presentment is significantly more complex and can involve thousands of pages of information, require integration with existing accounting systems and a method of resolving billing adjustments and dispute matters. With the introduction of our NetTransact business-to-business electronic bill presentment software, we expect to encounter competition from CheckFree, EDS, PNC Bank, TransPoint and others.

   Although we believe that we compete favorably in our industry, the markets for payment management and electronic bill presentment software are intensely competitive and characterized by rapid technological change and a number of factors could adversely affect our ability to compete in the future.

Proprietary Rights

   We have one allowed United States patent application relating to certain security aspects of our dual payment process. However, there can be no assurance that our allowed patent, or any other patents that may be issued in the future, will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the patents will not be challenged, invalidated or circumvented. In addition, we rely upon a combination of copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. We own registered trademarks to "Bottomline Technologies," "CheckGard," "LaserCheck" and "PayBase." We also enter into agreements with our employees and clients that seek to limit and protect the distribution of proprietary information. There can be no assurance that the steps we have taken to protect our property rights, however, will be adequate to deter misappropriation of proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual proprietary rights. Although we believe that our products and services do not infringe upon the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, we are subject to the risk of claims alleging infringement of third-party intellectual property rights. These claims could require us to spend significant sums in litigation, pay damages, delay product installments, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of any such infringement. Therefore, these claims could have a material adverse effect on our business, operating results and financial condition.

Government Regulation

   Although our operations have not been subject to any material industry-specific governmental regulation, some of our existing and potential customers are subject to extensive federal and state governmental regulations. In addition, governmental regulation in the financial services industry is evolving, particularly with respect to payment technology, and our customers may become subject to increased regulation in the future. Accordingly, our products and services must be designed to work within the regulatory constraints under which our customers operate.

   Federal regulations require that all federal payments, other than payments under the Internal Revenue Code of 1986, must be made electronically. These regulations required that the conversion from checks to electronic payments be made in two phases. During the first phase, recipients who became eligible to receive federal payments on or after July 26, 1996, were required to receive payments electronically unless they certified in writing that they did not have an account with a financial institution or an authorized payment agent. The second phase began on January 2, 1999. Beginning on that date, all federal payments, except payments under the Internal Revenue Code, are required to be made electronically.

   The National Automated Clearing House Association now requires that, upon the request of the receiver of an electronic payment, its bank must provide to each receiver all payment-related information contained within the transmitted remittance information. Banks must provide this information to their receivers by the opening of business on the second banking day following the settlement date of the entry.

   Current treasury regulations require that a business that paid more than $50,000 in annual employment or other depository taxes in 1995, 1996 or 1997 now make such payments electronically. This requirement is effective for return periods beginning before January 1, 2000. The date upon which a business first becomes subject to the electronic payments requirement depends on the year in which the business first paid more than $50,000 in depository taxes. Businesses that made in excess of $200,000 of aggregate federal tax deposits in 1998 must make such deposits electronically for all return periods beginning on or after January 1, 2000. If a business first exceeds the $200,000 threshold in 1999 or in any subsequent year, the electronic deposit obligation will be imposed for the return period beginning after December 31 of the year ending after the year the threshold was surpassed and will continue for all succeeding years. Non-complying taxpayers may be subject to a 10% penalty if they fail to comply with such requirements. In addition, state and local taxing authorities have been implementing electronic solutions for collecting tax payments. The electronic payment of certain taxes is required by law in states such as New York, California, Connecticut and Arkansas.

Executive Officers of the Registrant

   Our executive officers and their respective ages as of June 30, 1999, are as follows:

Name                      Age Positions
----                      --- ---------
Daniel M. McGurl........   63 Chairman of the Board, President and Chief Executive Officer
Joseph L. Mullen........   46 Executive Vice President, Operations and Director
Robert A. Eberle........   38 Executive Vice President, Chief Financial Officer and Treasurer
Leonard J. DiIuro, Jr...   52 Executive Vice President, Sales

   Daniel M. McGurl, one of our founders, has served as Chairman of the Board of Directors, President and Chief Executive Officer since May 1989. From 1987 to 1989, Mr. McGurl served as Senior Vice President of State Street Bank and Trust Company. Prior to 1987, Mr. McGurl held a variety of positions at IBM Corporation, including Director of Marketing Planning and Director of Far East Operations.

   Joseph L. Mullen has served as a director and Executive Vice President of Operations since July 1996, and served as Vice President of Sales and Marketing from July 1991 to July 1996. From 1977 to 1989, Mr. Mullen held a variety of positions at IBM Corporation, including Marketing Manager and Northeast Area Market Planning Manager.

   Robert A. Eberle has served as Executive Vice President, Chief Financial Officer and Treasurer since September 1998. From December 1996 to September 1998, Mr. Eberle served as Executive Vice President of Telxon Corporation, a mobile computing and wireless data company, with primary responsibility for its Technical Subsidiaries Group. From August 1994 to December 1996, Mr. Eberle served as Executive Vice President and Chief Operating Officer of Itronix Corporation, a designer and manufacturer of notebook and hand-held computers and then a subsidiary of Telxon Corporation, with primary responsibility for the financial and operational performance of the company. From August 1993 to August 1994, Mr. Eberle served as Vice President of Corporate Development of Telxon Corporation, with primary responsibility for acquisitions, strategic relationships and its investment portfolio.

   Leonard J. DiIuro, Jr. has served as Executive Vice President, Sales since July 1998, and served as Vice President of Business Development from July 1996 to July 1998. From July 1994 to July 1996, Mr. DiIuro served as Vice President of Strategic Alliances and Area Manager, and from May 1993 to July 1994 as Vice President of Strategic Alliances. Prior to 1993, Mr. DiIuro held a variety of positions at IBM Corporation, including Business Unit Executive, Branch Manager and Area Marketing Planning Manager.

Employees

   As of June 30, 1999, we had a total of 271 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good.

Item 2. Properties.

   We currently lease approximately 34,000 square feet of space at our headquarters in Portsmouth, New Hampshire under two leases that expire in 2002. We also maintain field sales offices in San Francisco, California; Chicago, Illinois; Lakewood, Colorado; and New York, New York.

Item 3. Legal Proceedings.

   From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1999.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.

   Our common stock began trading on the Nasdaq National Market under the symbol "EPAY" on February 12, 1999. Prior to that date, there was no established public trading market for our common stock. The following table sets forth the high and low sale prices of our common stock for the periods indicated, as quoted on the Nasdaq National Market.

      Period                                                    High    Low
      ------                                                    ----    ----
      Fiscal 1999
        Third quarter (commencing February 12, 1999)........... $ 98    $ 14
        Fourth quarter......................................... $73 3/4 $ 32
      Fiscal 2000
        First Quarter (through September 22, 1999)............. $56 1/4 $12 5/8

   As of September 22, 1999, there were approximately 13,000 holders of record of our common stock.

   The closing price for our common stock on September 22, 1999 was $16.50. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers. However, this should not be deemed to constitute an admission that all these persons are, in fact, affiliates of ours, or that there are not other persons who may be deemed to be affiliates of ours.

   We have never paid dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock for at least the next fiscal year.

 Sales of Unregistered Securities and Use of Proceeds

   In October 1998, we issued 107,145 shares of common stock to Arthur Anderson LLP at a purchase price of $9.33 per share for an aggregate consideration of $1,000,020. The proceeds were used for working capital purposes.

 Use of Proceeds of Initial Public Offering

   No net offering proceeds of our initial public offering were used during the period between March 31, 1999 and June 30, 1999.

Item 6. Selected Financial Data.

   You should read the following financial data in conjunction with the Financial Statements, including the related notes, and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Prior to our initial public offering of common stock in February 1999, there were 801,000 shares of redeemable common stock outstanding which were redeemable at the option of the holders at a redemption price that increased over time. The redemption rights terminated upon the occurrence of our initial public offering. The earnings (loss) per share available to common stockholders shown below for periods prior and up to the initial public offering have been adjusted to reflect the increase in the redemption price for each such period. The shares used in computing diluted earnings per share available to common stockholders for periods prior and up to the initial public offering include the redeemable common stock. For periods occurring after our initial public offering, such shares are included in the basic earnings per share available to common stockholders.

                                           Fiscal Year Ended June 30,
                                    -------------------------------------------
                                     1995    1996     1997     1998      1999
                                    ------- -------  -------  -------  --------
                                     (In thousands, except per share data)
Statements of Operations Data:
Revenues:
  Software licenses...............  $ 4,144 $ 4,689  $ 6,392  $ 9,887  $ 15,885
  Service and maintenance.........    3,083   4,580    6,729    9,701    12,422
  Equipment and supplies..........    7,888   8,798    9,005    9,449    10,996
                                    ------- -------  -------  -------  --------
    Total revenues................   15,115  18,067   22,126   29,037    39,303
Cost of revenues:
  Software licenses...............       54      27      160      215       261
  Service and maintenance.........    1,790   2,655    4,206    4,261     5,323
  Equipment and supplies..........    5,215   5,361    6,410    6,526     7,999
                                    ------- -------  -------  -------  --------
    Total cost of revenues........    7,059   8,043   10,776   11,002    13,583
                                    ------- -------  -------  -------  --------
Gross profit......................    8,056  10,024   11,350   18,035    25,720
Operating expenses:
  Sales and marketing.............    3,716   4,190    6,631    7,675    10,969
  Product development and
   engineering....................      701   1,237    2,185    3,158     3,971
  General and administrative......    2,405   3,044    4,266    4,372     4,755
                                    ------- -------  -------  -------  --------
    Total operating expenses......    6,822   8,471   13,082   15,205    19,695
                                    ------- -------  -------  -------  --------
Income (loss) from operations.....    1,234   1,553   (1,732)   2,830     6,025
Interest income (expense), net....       12      (6)     (56)     (50)      726
                                    ------- -------  -------  -------  --------
Income (loss) before provision
 (benefit) for income taxes.......    1,246   1,547   (1,788)   2,780     6,751
Provision (benefit) for income
 taxes............................      471     664     (536)   1,177     2,700
                                    ------- -------  -------  -------  --------
Net income (loss).................  $   775 $   883  $(1,252) $ 1,603  $  4,051
                                    ======= =======  =======  =======  ========
Earnings (loss) per share
 available to common stockholders:
  Basic...........................  $  0.12 $  0.14  $ (0.23) $  0.24  $   0.50
                                    ======= =======  =======  =======  ========
  Diluted.........................  $  0.10 $  0.11  $ (0.23) $  0.20  $   0.43
                                    ======= =======  =======  =======  ========
Shares used in computing earnings
 (loss) per share
 available to common stockholders:
  Basic...........................    5,523   5,693    5,986    6,314     7,988
                                    ======= =======  =======  =======  ========
  Diluted.........................    6,850   7,001    5,986    7,316     9,170
                                    ======= =======  =======  =======  ========

                                               Fiscal Year Ended June 30,
                                          ------------------------------------
                                           1995   1996   1997    1998   1999
                                          ------ ------ ------- ------ -------
                                                     (In thousands)
Balance Sheet Data:
Cash and cash equivalents................ $  632 $1,080 $   827 $1,362 $39,699
Working capital..........................  2,027  3,123   2,476  3,884  43,710
Total assets.............................  7,394  9,144  10,481 11,301  55,146
Short-term and long-term debt............    499    597   1,384     75     --
Redeemable common stock, at redemption
 value...................................  1,061  1,148   1,246  1,353     --
Stockholders' equity.....................  2,183  3,708   2,680  4,368  45,915

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

   We are a leading provider of software used to make and manage corporate payments. In 1989, we released our first product, LaserCheck for DOS, to offer enterprises a cost-effective method to issue checks using specialized laser printers and toners, eliminating the need for pre-printed, negotiable check stock. In 1992, we entered into an arrangement with Xerox to sell an advanced laser printer and newly developed magnetic ink character recognition toners. Over the next few years we became one of the largest re-sellers of Xerox Corporation magnetic ink character recognition products; adapted our LaserCheck products to run on Windows 3.X and Windows 95 operating platforms; and developed new check fraud avoidance software applications.

   In 1996, in order to expand our offerings to include an electronic-payment solution, we acquired CertiSoft Solutions, Inc., a developer of software designed to let users make secure electronic payments. In February 1997, we built on the CertiSoft technology to introduce our PayBase software products, which enable users to control, manage and issue electronic payments across an entire enterprise, running on Microsoft's Windows 98 and Windows NT operating systems. In the fiscal year ended June 30, 1997, we experienced significant problems with a third-party printer we had been reselling. The printer problem had an adverse effect on operating results, including reduced revenues due to customer returns and reduced sales productivity, which resulted in our reporting a net loss for the fiscal year ended June 30, 1997. In March 1998, The Federal Reserve Board selected us to develop electronic payment-related software that would be made available to its 12,000 member financial institutions. Today, our customer base includes over 2,500 customers in industries such as financial services, health care, communications, education, media, manufacturing and government.

   Our revenues are primarily derived from the following three sources:

  . Software License Fees. We derive software license revenues primarily from PayBase software license fees, which are generally based on the number of software applications and user licenses purchased. Fees from the sale of software licenses are generally recognized upon delivery of the software to the customer.

  . Service and Maintenance Fees. We derive service and maintenance revenues from (a) consulting, design, project management and training fees which are fixed on a project-to-project basis and (b) customer support and maintenance fees. Revenues relating to custom consulting, design and service fees are recognized at the time services are rendered. Customer support and training fees are established as a percentage, typically 18% of the list price for the software license, and are prepaid annually. Support and maintenance agreements generally have a term of 12 months and are renewable annually. We recognize revenues related to customer support and maintenance fees ratably over the life of the agreement.

  . Equipment and Supply Sales. We derive equipment and supply revenues from the sales of printers, check paper and magnetic ink character recognition toners that are recognized at the time of delivery.

   We expect to continue making significant investments in product development and engineering in order to enhance our current products, develop new products and further advance our Internet and payment technologies. Future investments in product development and engineering will generally be related to the hiring of additional software engineering personnel.

   We record software development costs in accordance with Financial Accounting Standards Board Statement No. 86. We have not had any software development costs that were capitalized during the last fiscal year and do not currently have any software development costs that are being capitalized.

Recent Accounting Pronouncements

   In October 1997, the Accounting Standards Executive Committee of the American Institute (ACSEC) of Certified Public Accountants issued Statement of Position (SOP) 97-2 "Software Revenue Recognition," which we adopted effective July 1, 1998. SOP 98-4, "Deferral of the Effective Date of a Provision of
SOP 97-2, Software Revenue Recognition" deferred the effective date of certain aspects of SOP 97-2. These statements supersede SOP 91-1, Software Revenue Recognition, and provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2, as amended by SOP 98-4, did not have a material impact on our revenues and results of operations.

Recent Developments

   On September 21, 1999, we announced that we anticipated that our revenues for the quarter ended September 30, 1999 would be between $8.2 million and $8.5 million, higher compared to the $8.1 million of revenues reported during the same quarter of the prior year, but below what we had previously anticipated. We believe that the lower than anticipated revenue level in our first fiscal quarter is primarily the result of prospective customers for our internet payment and electronic commerce solutions delaying their buying decisions until after January 1, 2000 as a result of their concerns regarding potential year 2000 issues. We believe that financial institutions and large corporate entities will continue to remain very cautious about adding new applications that interact with their mission critical payment operations through the end of the calendar year and, as a result our revenues for our second fiscal quarter could be adversely affected.

   In July 1999, we acquired NetTransact from The Northern Trust Company. NetTransact is currently installed at three pilot sites and we anticipate commercial introduction of the product during the current fiscal year. As part of the acquisition, The Northern Trust Company agreed to market NetTransact with us to its principal commercial customers for a commission, and it may also be entitled to royalty fees on NetTransact sales. We anticipate selling NetTransact based on a pricing model that would generate both software license fees and transaction fees. While we anticipate commercial introduction of NetTransact during the current fiscal year, we do not expect the introduction of NetTransact to generate any significant revenues in the current fiscal year.

Results of Operations

   The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                         Fiscal Year Ended
                                                             June 30,
                                                         --------------------
                                                         1997    1998   1999
                                                         -----   -----  -----
Revenues:
  Software licenses.....................................  28.9%   34.0%  40.4%
  Service and maintenance...............................  30.4    33.4   31.6
  Equipment and supplies................................  40.7    32.6   28.0
                                                         -----   -----  -----
    Total revenues...................................... 100.0   100.0  100.0
Cost of revenues:
  Software licenses.....................................   0.7     0.7    0.7
  Service and maintenance...............................  19.0    14.7   13.5
  Equipment and supplies................................  29.0    22.5   20.4
                                                         -----   -----  -----
    Total cost of revenues..............................  48.7    37.9   34.6
                                                         -----   -----  -----
Gross profit............................................  51.3    62.1   65.4
Operating expenses:
  Sales and marketing...................................  29.9    26.4   27.9
  Product development and engineering...................   9.9    10.9   10.1
  General and administrative............................  19.3    15.1   12.1
                                                         -----   -----  -----
    Total operating expenses............................  59.1    52.4   50.1
                                                         -----   -----  -----
Income (loss) from operations...........................  (7.8)    9.7   15.3
Interest income (expense), net..........................  (0.3)   (0.1)   1.9
                                                         -----   -----  -----
Income (loss) before provision (benefit) for income
 taxes..................................................  (8.1)    9.6   17.2
Provision (benefit) for income taxes....................  (2.4)    4.1    6.9
                                                         -----   -----  -----
Net income (loss).......................................  (5.7)%   5.5%  10.3%
                                                         =====   =====  =====

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

 Revenues

   Total revenues increased by $10.3 million to $39.3 million in the fiscal year ended June 30, 1999 from $29.0 million in the fiscal year ended June 30, 1998, an increase of 35%.

   Software Licenses. Software license fees increased by $6.0 million to $15.9 million in the fiscal year ended June 30, 1999 from $9.9 million in the fiscal year ended June 30, 1998, an increase of 61%. Software license fees represented 40% of total revenues in the fiscal year ended June 30, 1999 compared to 34% of total revenues for the fiscal year ended June 30, 1998. The increase in software license fees was due primarily to growing market acceptance of our PayBase product suite; and the delivery of software to The Federal Reserve System, which resulted in recognition of software license fees of approximately $1.1 million in the fiscal year ended June 30, 1999.

   Service and Maintenance. Service and maintenance fees increased by $2.7 million to $12.4 million in the fiscal year ended June 30, 1999 from $9.7 million in the fiscal year ended June 30, 1998, an increase of 28%. Service and maintenance fees represented 32% of total revenues in the fiscal year ended June 30, 1999 compared to 33% of total revenues in the fiscal year ended June 30, 1998. The dollar increase was due primarily to an increase in the number of sales of software licenses, which resulted in increased orders for services and sales of software maintenance and technical support.

   Equipment and Supplies. Equipment and supplies sales increased by $1.5 million to $11.0 million in the fiscal year ended June 30, 1999 from $9.5 million in the fiscal year ended June 30, 1998, an increase of 16%. Equipment and supplies sales represented 28% of total revenues in the fiscal year ended June 30, 1999 compared to 33% of total revenues in the fiscal year ended June 30, 1998. The increase in equipment and supplies sales was due primarily to an increase in printer sales.

 Cost of Revenues

   Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third-party software incorporated into our products. Software license costs increased by $46,000 to $261,000 in the fiscal year ended June 30, 1999 from $215,000 in the fiscal year ended June 30, 1998, an increase of 21%. Software license costs remained constant at 2% of software license fees in each of the fiscal years ended June 30, 1999 and June 30, 1998. The increase in software license costs was due primarily to third-party royalty payments of approximately $100,000 made in connection with the software delivered to The Federal Reserve System, which was offset by other small reductions.

   Service and Maintenance. Service and maintenance costs include salary expense and other related costs for our customer service, maintenance and telephone support staffs, as well as third-party contractor expenses. Service and maintenance costs increased by $1.1 million to $5.3 million in the fiscal year ended June 30, 1999 from $4.3 million in the fiscal year ended June 30, 1998, an increase of 25%. Service and maintenance costs were 43% of service and maintenance revenues in the fiscal year ended June 30, 1999 compared to 44% of service and maintenance revenues in the fiscal year ended June 30, 1998. The increase in service and maintenance costs was due primarily to increased staffing and personnel related costs.

   Equipment and Supplies. Equipment and supplies costs increased by $1.5 million to $8.0 million in the fiscal year ended June 30, 1999 from $6.5 million in the fiscal year ended June 30, 1998, an increase of 23%. Equipment and supplies costs were 73% of equipment and supplies sales in the fiscal year ended June 30, 1999 compared to 69% of equipment and supplies sales in the fiscal year ended June 30, 1998. The increase in equipment and supplies costs as a percentage of equipment and supplies sales was due primarily to competitive pressure on the pricing of both hardware and supplies.

 Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $3.3 million to $11.0 million in the fiscal year ended June 30, 1999 from $7.7 million in the fiscal year ended June 30, 1998, an increase of 43%. Sales and marketing expenses were 28% of total revenues in the fiscal year ended June 30, 1999 compared to 26% of total revenues in the fiscal year ended June 30, 1998. The increase was due primarily to increases in staffing and personnel related costs.

   Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by $813,000 to $4.0 million in the fiscal year ended June 30, 1999 from $3.2 million in the fiscal year ended June 30, 1998, an increase of 26%. Product development and engineering expenses were 10% of total revenues in the fiscal year ended June 30, 1999 compared to 11% of total revenues in the fiscal year ended June 30, 1998. The dollar increase was due primarily to increases in staffing and personnel related costs.

   General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and certain facilities-related expenses. General and administrative expenses increased by $383,000 to $4.8 million in the fiscal year ended June 30, 1999 from $4.4 million in the fiscal year ended June 30, 1998, an increase of 9%. General and administrative expenses were 12% of total revenues in the fiscal year ended June 30, 1999 compared to 15% of total revenues in the fiscal year ended June 30, 1998. The dollar increase was due primarily to staffing and personnel related costs and, to a lesser extent, facility, information system and other expenses necessary to support our expanding operations.

   Interest Income (Expense), Net. Interest income (expense), net consists of interest income and interest expense. Interest income (expense), net increased by $776,000 to $726,000 of interest income, net of interest expense, in the fiscal year ended June 30, 1999 from $50,000 of interest expense, net of interest income, in the fiscal year ended June 30, 1998. The increase in interest income was due to higher available cash and cash equivalent balances on hand as a result of our initial public offering in February 1999 and lower average balances outstanding under our revolving credit agreement.

   Provision for Income Taxes. The provision for income taxes increased by $1.5 million to $2.7 million in the fiscal year ended June 30, 1999 from $1.2 million in the fiscal year ended June 30, 1998. The effective tax rate in the fiscal year ended June 30, 1999 was 40% compared to 42% in the fiscal year ended June 30, 1998.

   Net Income. Net income increased by $2.5 to $4.1 million in the fiscal year ended June 30, 1999 from $1.6 in the fiscal year ended June 30, 1998.

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997

 Revenues

   Total revenues increased by $6.9 million to $29.0 million in the fiscal year ended June 30, 1998 from $22.1 million in the fiscal year ended June 30, 1997, an increase of 31%. The increase was primarily attributable to the growing market acceptance of PayBase/32/, which we released in February 1997, and the addition of new clients to our customer base, resulting in substantial growth in software license fees and related services and maintenance fees.

   Software Licenses. Software license fees increased by $3.5 million to $9.9 million in the fiscal year ended June 30, 1998 from $6.4 million in the fiscal year ended June 30, 1997, an increase of 55%. Software license fees represented 34% of total revenues in the fiscal year ended June 30, 1998 compared to 29% of total revenues in the fiscal year ended June 30, 1997. In February 1997, we released PayBase/32/. PayBase/32/ is a more advanced, higher priced product. The increase in software license fees during the fiscal year ended June 30, 1998 was due primarily to the higher price of the PayBase/32/ product and an increase in the number of customers as a result of growing market acceptance of PayBase/32/. Revenues from our existing product line were consistent with the prior year.

   Service and Maintenance. Service and maintenance fees increased by $3.0 million to $9.7 million in the fiscal year ended June 30, 1998 from $6.7 million in the fiscal year ended June 30, 1997, an increase of 45%. Service and maintenance fees represented 33% of total revenues in the fiscal year ended June 30, 1998 compared to 30% of total revenues in the fiscal year ended June 30, 1997. The increase in service and maintenance fees was due primarily to an increase in the number of customers and sales of software licenses, which resulted in increased orders for services and sales of software maintenance and technical support.

   Equipment and Supplies. Equipment and supplies sales increased by $400,000 to $9.4 million in the fiscal year ended June 30, 1998 from $9.0 million in the fiscal year ended June 30, 1997, an increase of 4%. Equipment and supplies sales represented 33% of total revenues in the fiscal year ended June 30, 1998 compared to 41% of total revenues in the fiscal year ended June 30, 1997. The increase in equipment and supplies sales was due primarily to increased sales of magnetic ink character recognition toners and check stock.

 Cost of Revenues

   Software Licenses. Software license costs increased by $55,000 to $215,000 in the fiscal year ended June 30, 1998 from $160,000 in the fiscal year ended June 30, 1997, an increase of 34%, due to increased software sales. Software license costs were 2% of software revenues in the fiscal year ended June 30, 1998 compared to 3% of software revenues in the fiscal year ended June 30, 1997.

   Service and Maintenance. Service and maintenance costs increased by $100,000 to $4.3 million in the fiscal year ended June 30, 1998 from $4.2 million in the fiscal year ended June 30, 1997, an increase of 2%. Service and maintenance costs were 44% of service and maintenance revenues in the fiscal year ended June 30, 1998 compared to 63% of service and maintenance revenues in the fiscal year ended June 30, 1997. Service and maintenance costs as a percentage of service and maintenance revenues were significantly higher in the fiscal year ended June 30, 1997 as a result of increased maintenance costs and charges incurred in fiscal year 1997 by us due to a problem with a third-party printer that we had been reselling.

   Equipment and Supplies. Equipment and supplies costs increased by $100,000 to $6.5 million in the fiscal year ended June 30, 1998 from $6.4 million in the fiscal year ended June 30, 1997, an increase of 2%. Equipment and supplies costs were 69% of equipment and supplies sales in the fiscal year ended June 30, 1998 compared to 71% in the fiscal year ended June 30, 1997. The decrease in equipment and supplies costs as a percentage of equipment and supplies sales was due primarily to a higher provision for inventory obsolescence of $217,000 recognized during fiscal year 1997 related to a third-party printer that we had been reselling.

 Operating Expenses

   Sales and Marketing. Sales and marketing expenses increased by $1.1 million to $7.7 million in the fiscal year ended June 30, 1998 from $6.6 million in the fiscal year ended June 30, 1997, an increase of 17%. Sales and marketing expenses were 26% of total revenues in the fiscal year ended June 30, 1998 compared to 30% of total revenues in the fiscal year ended June 30, 1997. The dollar increase was due primarily to an increase in sales and marketing personnel costs which increased by $816,000 and, to a lesser extent, increased marketing expenditures relating to the introduction of PayBase/32/.

   Product Development and Engineering. Product development and engineering expenses increased by $1.0 million to $3.2 million in the fiscal year ended June 30, 1998 from $2.2 million in the fiscal year ended June 30, 1997, an increase of 45%. Product development and engineering expenses were 11% of total revenues in the fiscal year ended June 30, 1998 compared to 10% of total revenues in the fiscal year ended June 30, 1997. The dollar increase was due primarily to the hiring of additional personnel to develop new software products.

   General and Administrative. General and administrative expenses increased by $100,000 to $4.4 million in the fiscal year ended June 30, 1998 from $4.3 million in the fiscal year ended June 30, 1997, an increase of 2%. General and administrative expenses were 15% of total revenues in the fiscal year ended June 30, 1998 compared to 19% of total revenues in the fiscal year ended June 30, 1997. The dollar increase was due primarily to increased personnel costs which increased by $88,000 and, to a lesser extent, facility expenses necessary to support our expanding operations.

   Interest Income (Expense), Net. Interest income (expense), net decreased by $6,000 to $50,000 in the fiscal year ended June 30, 1998 from $56,000 in the fiscal year ended June 30, 1997. The decrease was due to lower prevailing interest rates and lower borrowings in fiscal year 1998 compared to fiscal year 1997.

   Provision (Benefit) for Income Taxes. We had income tax expense of $1.2 million in the fiscal year ended June 30, 1998 compared to an income tax benefit of $536,000 in the fiscal year ended June 30, 1997. The effective tax rate used to calculate our income tax expense in the fiscal year ended June 30, 1998 was 42% compared to an effective tax rate of 30.0% used to calculate our income tax benefit in the fiscal year ended June 30, 1997. The effective tax rate in the fiscal year ended June 30, 1998 differed from the federal statutory rate due principally to the effect of state income taxes and reduced levels of available research and development credits. The effective tax rate in the fiscal year ended June 30, 1997 differed from the federal statutory rate due principally to the effect of non-deductible expenses associated principally with the CertiSoft acquisition, which were offset partially by research and development credits.

   Net Income (Loss). Net income increased by $2.9 million to $1.6 million in the fiscal year ended June 30, 1998 from a net loss of $1.3 million in the fiscal year ended June 30, 1997.

Liquidity and Capital Resources

   We have financed our operations primarily from cash provided by operating activities, the sale of our common stock and bank credit facilities for leasehold improvements and working capital. We had net working capital of $43.7 million at June 30, 1999, including cash and cash equivalents totaling $39.7 million.

   Net cash provided by operating activities was $3.7 million in the fiscal year ended June 30, 1999 and $2.6 million in the fiscal year ended June 30, 1998. Net cash used in operating activities was $668,000 in the fiscal year ended June 30, 1997. Net cash provided by operating activities for each of the fiscal years ended June 30, 1999 and June 30, 1998 was primarily the result of net income and increases in deferred revenues, accounts payable and accrued expenses, partially offset by increases in accounts receivable and prepaid expenses. During the fiscal year ended June 30, 1997, net cash used in operations was primarily the result of net losses, an increase in accounts receivable and refundable income taxes partially offset by increases in deferred revenues, accounts payable and accrued expenses.

   Net cash used in investing activities was $1.4 million in the fiscal year ended June 30, 1999, $993,000 in the fiscal year ended June 30, 1998 and $694,000 in the fiscal year ended June 30, 1997. Cash was used during these periods to acquire property and equipment and for software development costs. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

   Net cash provided by financing activities was $36.1 million in the fiscal year ended June 30, 1999. The net increase was primarily the result of our initial public offering of common stock in February 1999. Net cash used in financing activities was $1.1 million in the fiscal year ended June 30, 1998. Net cash provided by financing activities was $1.1 million in the fiscal year ended June 30, 1997. Net cash used in financing activities during the fiscal year ended June 30, 1998 primarily represented repayment of indebtedness. Net cash provided by financing activities during the fiscal year ended June 30, 1997 primarily represented borrowings under our revolving credit agreement.

   In December 1998, we renewed our revolving credit agreement with a bank which provides for borrowings of up to $5.0 million. Borrowings under our revolving credit agreement bear interest at the bank's prime rate, are due on demand and are secured by substantially all of our assets. As of June 30, 1999, we had no outstanding balance under our revolving credit agreement. The agreement expires on December 30, 1999.

   We believe that the cash generated from operations and cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future.

Year 2000 Considerations

   Computer systems and software must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded in order to be year 2000 compliant.

   The vendors of each of our major internal software systems, such as accounting and database management, have certified that their software is year 2000 compliant. In addition, we have assessed our currently supported products, including tools, equipment and software provided by others, for possible problems in processing, reporting, displaying, functioning with and otherwise handling date data containing the year 2000 and beyond and have concluded that such products are year 2000 compliant. We have completed testing our internal systems, including hardware and software used to support the internal systems and networks, and have received compliance statements from our outside service providers that are responsible for telecommunications and other services used for internal and external operations. Facility management systems have been verified for compliance. We do not plan to assess specifically year 2000 compliance of external forces such as utility or transportation systems or year 2000 compliance failures that might generally affect industry and commerce.

   We have conducted extensive tests to validate the year 2000 compliance of our products installed after February 1997 and we believe that these products were year 2000 compliant at the time of installation. However, products installed prior to that time that operated in the DOS operating system environment are not year 2000 compliant. In 1997, we notified customers that had purchased DOS based products that their products were not year 2000 compliant and that we would no longer be supporting those products. We have no plan to address year 2000 readiness for these older products. Based on the notification we provided and the contractual provisions limiting liability contained in our standard terms and conditions which governed the sale of our DOS based products, we do not believe there are significant risks to our business relating to year 2000 compliance of these products.

   Contingency plans have been formalized that will provide alternate methods of providing the services and tools should unexpected problems develop with tested applications and systems. These include, but are not limited to, additional standby compliant hardware and systems. These are in addition to standard redundant systems and services and spares kits.

   During the past two years, we have purchased approximately $2.0 million in information systems, hardware and software, some of which purchases were accelerated in connection with year 2000 compliance. We do not expect any future material expenses to be incurred in connection with year 2000 compliance.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

Substantially all of our revenues to date have come from our payment management offerings and our performance will depend on continued market acceptance of these offerings

   Substantially all of our revenues to date have come from the license and maintenance of our payment management offerings and sales of related products and services. Any reduction in demand for our payment management solutions, or lack of meaningful growth in the market for electronic and payment management solutions could have a material adverse effect on our business, operating results and financial condition. Our PayBase software products are designed to provide a single platform to control, manage and issue all payments, whether paper-based or electronic, across an enterprise. Our future performance will depend to a large degree upon the market acceptance of PayBase as a payment management solution. Our prospects will also depend upon enterprises seeking to enhance their payment functions to integrate electronic payment capabilities. In addition, our future results will depend on the continued market acceptance of desktop software for use in a departmental setting, including our LaserCheck solution, as well as our ability to introduce enhancements to meet the market's evolving needs for secure, payment management solutions.

The year 2000 issue may cause our current and potential customers to delay implementing our products and services

   We believe that the adoption of our products and services by existing and potential customers and subscribers has been, and may continue to be, adversely affected by the year 2000 issue. Once companies have tested and upgraded their current software systems for year 2000 compliance, they may be reluctant to introduce new software systems into the tested environment and may delay or cancel decisions to adopt our products and services. If this occurs, it could have a material adverse effect on our business, financial condition and results of operations. In addition, companies that have not completed all testing and upgrades of their current software systems may not have the resources to allow them to go forward and may deter or cancel decisions to purchase our products.

Our future results will depend upon market acceptance of our new bill presentment product

   Our objective is to be the leading provider of software solutions that enable businesses and financial institutions to create an automated e-business infrastructure to enable, implement and manage movements of cash resources. An integral part of that strategy is the successful implementation of our NetTransact bill presentment software. We acquired NetTransact from The Northern Trust Company, a financial institution, in July 1999. NetTransact is currently installed at three pilot sites and we anticipate commercial introduction of the product during the current fiscal year. However, if the product has any unanticipated performance problems or bugs, its introduction could be delayed. If NetTransact is delayed, or does not enjoy wide commercial success when it is introduced to the general marketplace, our long-term business strategy would be adversely affected.

Our fixed costs may lead to fluctuations in operating results if our revenues are below expectations

   A significant percentage of our expenses, particularly personnel costs and rent, are relatively fixed, and based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues. Accordingly, shortfalls in revenues may cause significant variations in operating results in any quarter. Factors that could cause these fluctuations include the following:

  . The potential delay in sales of our products and services if companies elect not to introduce new software applications into existing systems which have been tested for Y2K compliance;

  . the timing of orders and longer sales cycles, particularly due to increased average selling prices of our payment solutions;

  . the timing and market acceptance of new products or product enhancements by either us or our competitors;

  . the timing of product implementations, which are highly dependent on customers' resources and discretion;

  . the incurrence of costs relating to the integration of software products and operations in connection with acquisitions of technologies or businesses;

  . delivery interruptions relating to equipment and supplies purchased from third-party vendors, which could delay system sales; and

  . economic conditions which may affect our customers' and potential customers' budgets for technological expenditures.

   Because of these factors, we believe that period to period comparisons of our results of operations are not necessarily meaningful. In addition, it is possible that in some future quarters our results of operations will be below the expectations of public market analysts and investors, and in that case the price of our common stock could be materially adversely affected.

Our first and third quarter revenues can be less than the preceding quarter's revenues

   During our second fiscal quarter ended December 31, revenues have typically increased as customers on a calendar-based fiscal year completed their capital spending plans. During our third fiscal quarter ended March 31, revenues have typically declined as customers focus internal resources on statutory and regulatory reporting requirements. Our fourth fiscal quarter ended June 30, generally has the highest revenues as customers complete projects before summer, when activity in many corporate financial departments tends to slow. As a result, we have historically experienced first quarter revenues that are lower than those of the immediately preceding quarter.

Our success depends on our ability to develop new and enhanced payment management software and services

   The payment management software market is subject to rapid technological change and our success is dependent on our ability to develop new and enhanced payment management software, services and related products. Trends which could have a critical impact on us include:

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

We are subject to risks associated with the Internet

   Our future success will in large part depend upon the willingness of businesses and financial institutions to adopt the Internet as a medium of e-commerce. There are critical issues involved in the commercial use of the Internet which are not yet fully resolved, including concerns regarding the
Internet's:

  .  security;

  .  reliability;

  .  ease of access; and

  .  quality of services.

   The adoption of the use of the Internet by enterprises which have historically relied on traditional means of commerce and communication will require them to accept a new medium for conducting business and exchanging information. These entities will probably accept this new medium only if the Internet provides substantially greater efficiency and enhances their competitiveness. To the extent that any of these issues inhibit or limit the continued adoption of the Internet for e-commerce, our business prospects could be adversely affected.

Our business can be adversely affected by problems with third-party hardware

   In fiscal 1997, we experienced a significant problem with a third-party printer that we were then reselling which had a material adverse effect on our operating results. We revised and enhanced our quality assurance control programs and now utilize multiple printers and printer vendors. However, any repetition of these or similar problems with third party hardware could have a material adverse effect on our business, operating results and financial condition.

Increased competition may result in price reductions and decreased demand for our products and services

   The market for payment management and electronic bill presentment software is intensely competitive and characterized by rapid technological change. Growing competition may result in price reductions of our products and services, reduced revenues and gross margins and loss of market share, any one of which could have a material adverse effect on our business, operating results and financial condition. Some competitors in our market have longer operating histories, significantly greater financial, technical, marketing and other resources, greater brand recognition and a larger installed customer base than we do. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their product offerings and to offer more comprehensive solutions. We also expect to face additional competition as other established and emerging companies enter the market for payment management solutions. See "Part I, Item I, Business-- Competition."

Rapid growth could strain our personnel, systems and controls

   Our rapid growth has sometimes strained, and may in the future strain, our managerial and other resources. Our ability to manage growth will depend in part on our ability to continue to enhance our operating, financial and management information systems. We cannot assure you that our personnel, systems and controls will be adequate to support our growth. If we are unable to manage growth effectively, the quality of our services, our ability to retain key personnel and our business, operating results and financial condition could be materially adversely affected.

We depend on a few key employees who are skilled in e-commerce, payment methodology and Internet and other technologies

   Our success depends upon the efforts and ability of our executive officers and key technical employees who are skilled in e-commerce, payment methodology and regulation, and Internet, database and network technologies. We currently do not maintain "key man" life insurance policies on any of our employees. While some of our executive officers have employment agreements with us, the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

We must attract and retain highly skilled personnel with knowledge of electronic payments and bill presentment and the banking industry

   We are dependent upon the ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in electronic payment and bill presentment technology and knowledge of the banking industry. Competition for qualified personnel is intense. In addition, our location in Portsmouth, New Hampshire may limit our access to skilled personnel. Any failure to attract, hire or retain qualified personnel could have a material adverse effect on our business, operating results and financial condition. In addition, we plan to expand our sales and marketing and customer support organizations. Based on our experience, it takes an average of six months for a salesperson to become fully productive. We cannot assure you that we will be successful in increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Undetected year 2000 problems and claims regarding non-compliant discontinued products could have an adverse effect on our business

   Computer systems and software must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded in order to be year 2000 compliant. Significant uncertainties exist in the software industry concerning the potential effects associated with year 2000 compliance. We have assessed the impact of year 2000 compliance on our products and systems. We cannot, however, be certain that we have identified all of the potential risks to our business that could result from matters related to the year 2000. We have identified the following risks that you should be aware of:

  . Year 2000 problems that affect our internal systems. We have obtained certifications by our software vendors regarding the year 2000 readiness of our internal software systems and have conducted independent tests of these systems. It is possible, however, that these systems could contain undetected problems that could cause serious and costly disruptions which would have a material adverse effect on our business, operating results and financial condition.

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

Undetected bugs in our software could adversely affect the performance of our software and demand for our products

   Our software products could contain errors or "bugs" that we have not been able to detect which could adversely affect their performance and reduce demand for our products. Additionally, we regularly introduce new releases and periodically introduce new versions of our software products. Any defects or errors in new products, such as NetTransact, or enhancements could result in adverse customer reactions and negative publicity regarding us and our products and could have a material adverse effect on our business, operating results and financial condition.

Our business could be subject to product liability claims

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

We intend to pursue strategic acquisitions and our business could be materially adversely affected if we fail to adequately integrate acquired businesses

   As part of our overall business strategy, we pursue strategic acquisitions that would provide us with additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. Any future acquisition could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

  . difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

  .  the diversion of management's attention from other business concerns;

  . risks of entering markets in which we have no or limited prior experience; and

  .  the potential loss of key employees of the acquired company.

   From time to time, we engage in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses.

Our business could be adversely affected if we are unable to protect our proprietary technology

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

Others could claim that we infringe their intellectual property

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

Trading in our common stock is subject to extreme price fluctuations

   The market for our common stock is subject to extreme price fluctuations. Since our initial public offering of common stock in February 1999 through September 22, 1999, our stock has traded as high as $98 per share and as low as $12 5/8 per share.

Declines in our common stock price could lead to costly litigation that could adversely affect our business

   Securities class action litigation has often been brought against companies that experience declines in the market price of their securities. Litigation brought against us could result in substantial costs and a diversion of management's attention, which could have a material adverse effect on our business, operating results and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   We maintain an investment portfolio consisting of demand deposit accounts, a money market mutual fund and an overnight investment account. Due to the short-term average maturity of the investment portfolio, a sudden sharp change in interest rates would not have a material adverse effect on the value of the portfolio. Based on our investment portfolio and interest rates at June 30, 1999, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of $400,000, respectively, in our results from operations and cash flows.

Item 8. Financial Statements and Supplementary Data.

   Index to Financial Statements, Financial Statements and Supplementary Data appear on pages 33 to 48 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants in Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended June 30, 1999. The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 11. Executive Compensation.

   The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

   The information required by this item is incorporated herein by reference to the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statements and Schedule, and Reports on Form 8-K.

 (a) Financial Statements, Financial Statement Schedule and Exhibits

                                                                           Page
                                                                           ----
    (1) Financial Statements--see "Index to Financial Statements".......    33
    (2) Financial Statement Schedule for the Years Ended June 30, 1997,
        1998 and 1999:
        Schedule II--Valuation and Qualifying Accounts..................    30
        Financial statement schedules not included have been omitted because of the absence of conditions under which they are
        required or because the required information, where material, is shown in the financial statements or notes
    (3) Exhibits:.......................................................    31
        Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those
        incorporated by reference to other filings are listed on the
        Exhibit Index

 (b) Reports on Form 8-K

   None.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS
                    Years Ended June 30, 1997, 1998 and 1999

                                         Additions
                                    --------------------
                                    (Charged
                         Balance at to Costs
                         Beginning     and                          Balance at
          Year ended      of Year   Expenses) Recoveries Deductions End of Year
          ----------     ---------- --------- ---------- ---------- -----------
                                             (in thousands)
      June 30, 1997.....    $157       487       --         --        $  644
      June 30, 1998.....    $644       326       --         --        $  970
      June 30, 1999.....    $970       302       176        125       $1,323

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1*   Amended and Restated Certificate of Incorporation of the Registrant.
  3.2*   Amended and Restated By-Laws of the Registrant.
  4.1*   Specimen certificate for shares of common stock.
 10.1*   1989 Stock Option Plan, as amended, including form of stock option agreement for incentive and non-statutory stock options.
 10.2*   Amended and Restated 1997 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options.
 10.3*   1998 Director Stock Option Plan, including form of non-statutory stock option agreement.
 10.4*   1998 Employee Stock Purchase Plan.
 10.5*   First Amendment and Restatement of Stock Rights and Voting Agreement,
         as amended.
 10.6*   Second Stock Rights Agreement, as amended.
 10.7*   Lease dated November 28, 1994, between the Registrant and Wenberry
         Associates L.L.C.
 10.8*   Employment Agreement between the Registrant and Mr. McGurl.
 10.9*   Employment Agreement between the Registrant and Mr. Mullen.
 10.10*  Employment Agreement between the Registrant and Mr. Eberle.
 10.11*  Revolving Credit Agreement between the Registrant and Shawmut Bank
         N.A., dated January 13, 1995.
 10.12*  Secured Revolving Time Note between the Registrant and Shawmut Bank
         N.A., dated January 13, 1995.
 10.13*  First Amendment of the Loan Agreement between the Registrant and Fleet
         National Bank of Massachusetts, dated December 29, 1995.
 10.14*  Secured Revolving Time Note between the Registrant and Fleet National
         Bank of Massachusetts, dated December 29, 1995.
 10.15*  Second Amendment of the Loan Agreement between the Registrant and
         Fleet National Bank, dated December 20, 1996.
 10.16*  Secured Revolving Time Note between the Registrant and Fleet National
         Bank, dated December 20, 1996.
 10.17*  Third Amendment of the Loan Agreement between the Registrant and Fleet
         National Bank, dated December 29, 1997.
 10.18*  Secured Revolving Time Note between the Registrant and Fleet National
         Bank, dated December 29, 1997.
 10.19*  Fourth Amendment of the Loan Agreement between the Registrant and
         Fleet National Bank, dated December 29, 1998.
 10.20*  Secured Revolving Time Note between the Registrant and Fleet National
         Bank, dated December 29, 1998.
 10.21*  Line of Credit Agreement for the Acquisition of Equipment between the
         Registrant and Shawmut Bank N.A., dated January 13, 1995.
 10.22*  Secured Term Note between the Registrant and Shawmut Bank N.A., dated
         June 28, 1995.
 10.23*  Security Agreement between the Registrant and Shawmut Bank N.A., dated
         January 13, 1995.
 10.24   Asset Purchase Agreement between the Registrant and The Northern Trust
         Company, dated June 30, 1999 (filed herewith).
 23      Consent of Ernst & Young LLP (filed herewith).
 27      Financial Data Schedule (filed herewith).

--------
* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-67309)

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BOTTOMLINE TECHNOLOGIES (DE) INC.

                                                   /s/ Robert A. Eberle
                                          By: _________________________________
                                                     Robert A. Eberle
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer

Date: September 24, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 24, 1999 by the following persons on behalf of the Registrant and in the capacities indicated:

                   Signature                                     Title
                   ---------                                     -----
              /s/ Daniel M. McGurl
 _______________________________________________        Chairman of the Board,
                Daniel M. McGurl                 President and Chief Executive Officer

              /s/ Joseph L. Mullen
 _______________________________________________ Executive Vice President, Operations
                Joseph L. Mullen                             and Director

              /s/ Robert A. Eberle
 _______________________________________________       Executive Vice President,
                Robert A. Eberle                 Chief Financial Officer and Treasurer

              /s/ James L. Loomis
 _______________________________________________
                 James L. Loomis                 Senior Executive Advisor and Director

            /s/ Joseph L. Barry Jr.
 _______________________________________________
               Joseph L. Barry Jr.                             Director

              /s/ Bruce E. Elmblad
 _______________________________________________
                Bruce E. Elmblad                               Director

             /s/ James W. Zilinski
 _______________________________________________
                James W. Zilinski                              Director

                       BOTTOMLINE TECHNOLOGIES (de), INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Auditors...........................................  33
Balance Sheets as of June 30, 1998 and 1999..............................  34
Statements of Operations for the years ended June 30, 1997, 1998 and
 1999....................................................................  35
Statements of Stockholders' Equity for the years ended June 30, 1997,
 1998 and 1999...........................................................  36
Statements of Cash Flows for the years ended June 30, 1997, 1998 and
 1999....................................................................  37
Notes to Financial Statements............................................  38

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Bottomline Technologies (de), Inc.

   We have audited the accompanying balance sheets of Bottomline Technologies
(de), Inc. as of June 30, 1998 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bottomline Technologies
(de), Inc. at June 30, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 2 to the financial statements, effective July 1, 1998, the Company adopted Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-4.

                                          /s/ Ernst & Young LLP

Boston, Massachusetts
August 2, 1999

                       BOTTOMLINE TECHNOLOGIES (de), INC.

                                 BALANCE SHEETS

                                                                   June 30,
                                                                ---------------
                                                                 1998    1999
                                                                ------- -------
                                                                (in thousands,
                                                                    except
                                                                per share data)
                            ASSETS
Current assets:
  Cash and cash equivalents.................................... $ 1,362 $39,699
  Accounts receivable, net of allowances for doubtful accounts and returns of $970 at June 30, 1998 and $1,323 at June 30,
   1999........................................................   6,997  11,631
  Inventory, net...............................................     174     322
  Deferred income taxes........................................     724     665
  Prepaid expenses and other current assets....................      89     371
                                                                ------- -------
Total current assets...........................................   9,346  52,688
Property and equipment, net....................................   1,865   2,392
Other assets...................................................      90      66
                                                                ------- -------
      Total assets............................................. $11,301 $55,146
                                                                ======= =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................. $ 1,177 $ 1,376
  Accrued expenses.............................................   2,030   3,478
  Deferred revenue and deposits................................   2,121   3,467
  Income taxes payable.........................................      59     657
  Current portion of long-term debt............................      75     --
                                                                ------- -------
Total current liabilities......................................   5,462   8,978
Deferred income taxes payable..................................     118     253
Commitments and contingent liabilities
Redeemable Common Stock, at redemption value (Authorized,
 issued and outstanding shares--801 at June 30, 1998 and none
 at June 30, 1999).............................................   1,353     --
Stockholders' equity:
  Preferred Stock, $ .001 par value:
    Authorized shares--4,000; issued and outstanding shares--
     none
  Common Stock, $.001 par value:
    Authorized shares--50,000; issued and outstanding shares--
     6,360 at June 30, 1998, and 10,476 at June 30, 1999.......       6      10
    Additional paid-in-capital.................................   1,867  39,429
    Retained earnings..........................................   2,495   6,476
                                                                ------- -------
Total stockholders' equity.....................................   4,368  45,915
                                                                ------- -------
      Total liabilities and stockholders' equity............... $11,301 $55,146
                                                                ======= =======

See accompanying notes.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

                            STATEMENTS OF OPERATIONS

                                                       Year ended June 30,
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------  -------  -------
                                                      (in thousands, except
                                                         per share data)
Revenues:
  Software licenses................................  $ 6,392  $ 9,887  $15,885
  Service and maintenance..........................    6,729    9,701   12,422
  Equipment and supplies...........................    9,005    9,449   10,996
                                                     -------  -------  -------
    Total revenues.................................   22,126   29,037   39,303
Cost of revenues:
  Software licenses................................      160      215      261
  Service and maintenance..........................    4,206    4,261    5,323
  Equipment and supplies...........................    6,410    6,526    7,999
                                                     -------  -------  -------
    Total cost of revenues.........................   10,776   11,002   13,583
                                                     -------  -------  -------
Gross profit.......................................   11,350   18,035   25,720
Operating expenses:
  Sales and marketing..............................    6,631    7,675   10,969
  Product development and engineering..............    2,185    3,158    3,971
  General and administrative.......................    4,266    4,372    4,755
                                                     -------  -------  -------
    Total operating expenses.......................   13,082   15,205   19,695
                                                     -------  -------  -------
Income (loss) from operations......................   (1,732)   2,830    6,025
Interest income....................................       53       35      730
Interest expense...................................     (109)     (85)      (4)
                                                     -------  -------  -------
                                                        (56)      (50)     726
                                                     -------  -------  -------
Income (loss) before provision (benefit) for income
 taxes.............................................   (1,788)   2,780    6,751
Provision (benefit) for income taxes...............     (536)   1,177    2,700
                                                     -------  -------  -------
Net income (loss)..................................  $(1,252) $ 1,603  $ 4,051
                                                     =======  =======  =======
Earnings (loss) per share available to common
 stockholders:
  Basic............................................  $ (0.23) $  0.24  $  0.50
                                                     =======  =======  =======
  Diluted..........................................  $ (0.23) $  0.20  $  0.43
                                                     =======  =======  =======
Shares used in computing earnings (loss) per share
 available to common stockholders:
  Basic............................................    5,986    6,314    7,988
                                                     =======  =======  =======
  Diluted..........................................    5,986    7,316    9,170
                                                     =======  =======  =======

See accompanying notes.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years Ended June 30, 1997, 1998 and 1999

                                Common Stock  Additional              Total
                                -------------  Paid-in   Retained Stockholders'
                                Shares Amount  Capital   Earnings    Equity
                                ------ ------ ---------- -------- -------------
                                                (in thousands)
Balances at June 30, 1996......  5,844  $  6   $ 1,354    $2,348     $ 3,708
  Issuance of common stock upon
   exercise of stock options...    135   --        297       --          297
  Issuance of common stock upon
   exercise of stock warrants..    327   --         24       --           24
  Accretion to redemption value
   on redeemable common stock..    --    --        --        (97)        (97)
  Net loss.....................    --    --        --     (1,252)     (1,252)
                                ------  ----   -------    ------     -------
Balances at June 30, 1997......  6,306     6     1,675       999       2,680
  Issuance of common stock upon
   exercise of stock options...     54   --        192       --          192
  Accretion of redemption value
   on redeemable common stock..                             (107)       (107)
  Net income...................    --    --        --      1,603       1,603
                                ------  ----   -------    ------     -------
Balances at June 30, 1998......  6,360     6     1,867     2,495       4,368
  Issuance of common stock upon
   exercise of stock options...     54   --        297       --          297
  Issuance of common stock upon
   exercise of stock warrants..    125   --        --        --          --
  Accretion to redemption value
   on redeemable common stock..    --    --        --        (70)        (70)
  Termination of redemption
   rights upon initial public
   offering....................    801     1     1,422       --        1,423
  Proceeds from sale of common
   stock, net of offering ex-
   penses......................  3,136     3    35,843       --       35,846
  Net income...................    --    --        --      4,051       4,051
                                ------  ----   -------    ------     -------
Balances at June 30, 1999...... 10,476  $ 10   $39,429    $6,476     $45,915
                                ======  ====   =======    ======     =======

See accompanying notes.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

                            STATEMENTS OF CASH FLOWS

                                                      Year ended June 30,
                                                    --------------------------
                                                      1997     1998     1999
                                                    --------  -------  -------
                                                         (in thousands)
Operating activities
Net income (loss).................................  $ (1,252) $ 1,603  $ 4,051
Adjustments to reconcile net income (loss) to net
 cash provided by
 (used in) operating activities:
    Depreciation and amortization.................     1,174      827      873
    Provision for allowances on accounts
     receivable...................................       487      326      302
    Provision for allowances for obsolescence of
     inventory....................................       217      --       132
    Deferred income tax (benefit) expense.........      (297)    (270)     194
    Changes in operating assets and liabilities:
      Accounts receivable.........................    (1,452)  (1,727)  (4,936)
      Inventory, prepaid expenses and other cur-
       rent assets
       and other assets...........................      (138)     530     (538)
      Refundable income taxes.....................      (905)     905      --
      Accounts payable, accrued expenses and de-
       ferred
       revenue and deposits.......................     1,907      392    2,993
      Income taxes payable........................      (409)      59      598
                                                    --------  -------  -------
Net cash provided by (used in) operating
 activities.......................................      (668)   2,645    3,669
Investing activities
Purchases of property and equipment, net..........      (580)    (993)  (1,400)
Increase in capitalized software costs............      (114)     --       --
                                                    --------  -------  -------
Net cash used in investing activities.............      (694)    (993)  (1,400)
Financing activities
Net borrowings (repayments) on revolving credit
 arrangement......................................     1,045   (1,045)     --
Repayments on note payable........................      (258)    (264)     (75)
Proceeds from exercise of stock options and stock
 warrants.........................................       321      192      297
Proceeds from sale of common stock, net...........       --       --    35,846
                                                    --------  -------  -------
Net cash provided by (used in) financing
 activities.......................................     1,108   (1,117)  36,068
                                                    --------  -------  -------
Increase (decrease) in cash and cash equivalents..      (254)     535   38,337
Cash and cash equivalents at beginning of year....     1,081      827    1,362
                                                    --------  -------  -------
Cash and cash equivalents at end of year..........  $    827  $ 1,362  $39,699
                                                    ========  =======  =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest......................................  $    106  $    85  $     4
    Income taxes..................................  $  1,017  $   464  $ 2,096

See accompanying notes.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

                         NOTES TO FINANCIAL STATEMENTS
                    Year Ended June 30, 1997, 1998 and 1999

1. Organization and Nature of Business

   Bottomline Technologies (de), Inc. (the Company) was originally incorporated as a New Hampshire corporation in 1989 and was reincorporated as a Delaware corporation in August 1997. The Company is a domestic software company that creates an automated e-business infrastructure for use by businesses and financial institutions to make payments and present bills. The Company's products and services are sold to customers operating in many different industries. The Company does not require collateral on its accounts receivable, which is in accordance with industry practice.

   On January 6, 1999, the Company's Board of Directors approved a three for one stock split of the Company's common stock. All share and per share amounts in the accompanying financial statements have been restated to reflect the stock split.

2. Significant Accounting Policies

 Cash and Cash Equivalents

   Cash and cash equivalents consist of demand deposit accounts, a money market mutual fund and an overnight investment account at a financial institution. The Company considers all highly liquid instruments with an original maturity of ninety days or less to be cash equivalents. The carrying value of these instruments approximates their fair value. Cash and cash equivalents subject the Company to concentrations of credit risk as the Company had approximately $37,800,000 invested with a single financial institution at June 30, 1999. The Company invests its excess cash and cash equivalents in high quality short-term money market investments.

 Inventory

   Inventory is stated at the lower of cost (first-in, first-out method) or market.

 Property and Equipment

   Property and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, principally from 3-7 years. Leasehold improvements are amortized over their useful lives or the term of the lease, whichever is less.

 Advertising Costs

   The Company expenses advertising costs as incurred. Advertising costs were $114,000, $129,000, and $136,000 for the years ended June 30, 1997, 1998 and
1999, respectively.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates include, but are not limited to the allowances for doubtful accounts and returns and accrued liabilities. Actual results could differ from those estimates.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

 Income Taxes

   Deferred income taxes are provided for differences in bases of assets and liabilities for financial reporting and income tax purposes. Temporary differences relate primarily to depreciation, various accruals, and allowances for doubtful accounts, returns and inventory.

 Stock-Based Compensation

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

   Prior to the Company's initial public offering on February 12, 1999, the Board of Directors of the Company determined the fair value of the Company's common stock in its good faith judgement at each option grant date for grants under the Company's equity plans. In determining the fair value, the Board of Directors considered a number of factors including the financial and operating performance of the Company, recent transactions in the Company's common stock, if any, the values of similarly situated companies and the lack of marketability of the Company's common stock.

 Capitalized and Acquired Software Costs

   Costs incurred to develop software to be sold, leased or otherwise marketed are capitalized upon attainment of technological feasibility and amortized on a product-by-product basis over the estimated useful life of the related software. Such software costs totaled $1,089,000 at June 30, 1997. Also included in capitalized software costs was $546,000 attributable to acquired software in connection with a prior acquisition. Capitalized and acquired software costs charged to operations were $631,000 and $253,000 for the years ending June 30, 1997 and 1998, respectively. At June 30, 1998, capitalized software costs had been fully amortized.

   The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related asset. If an impairment is indicated, the Company will adjust the carrying value of the intangible assets.

 Revenue Recognition

   In October 1997, the Accounting Standards Executive Committee of the American Institute (ACSEC) of Certified Public Accountants issued Statement of Position (SOP) 97-2 "Software Revenue Recognition", which the Company adopted effective July 1, 1998. SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" deferred the effective date of certain aspects of SOP 97-2. These statements supersede SOP 91-1, Software Revenue Recognition, and provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2, as amended by SOP 98-4, did not have a material impact on the Company's revenues and results of operations.

   Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. Accordingly, revenue for software licenses is recognized when the product is shipped. Revenue for services is recognized as the services are provided to the customer. Revenue under

                       BOTTOMLINE TECHNOLOGIES (de), INC.

software maintenance agreements is recognized ratably over the term of the agreement, generally one year. Revenue for hardware is recognized when the product is shipped.

   For the years ended June 30, 1997 ands 1998, revenue was recognized in accordance with SOP 91-1 and, accordingly, revenue for software was recognized when the product was shipped and there were no significant remaining obligations of the Company.

 Customer Returns

   Customer returns are estimated and accrued for when known based on return authorizations and past history.

 Earnings per Share

   The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 requires calculation and presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding and excludes any dilutive effects of warrants, stock options or other type securities. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding and the dilutive effect of stock options, warrants and related securities calculated using the treasury stock method. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is antidilutive.

 401(k) Plan

   The Company has a 401(k) Profit Sharing Plan (the Plan), whereby eligible employees may contribute up to 15% (20% in 1997 and 15% in 1998) of their compensation, subject to limitations established by the Internal Revenue Code. The Company may contribute a discretionary matching contribution annually equal to 30% (25% in 1997 and 1998) of each such participant's deferred compensation up to 5% of their annual compensation. The Company charged $26,000, $98,000 and $129,000 to expense in the years ended 1997, 1998 and 1999, respectively, under the Plan.

 Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements. The Company adopted these new accounting standards on July 1, 1998 and the adoption did not have a material impact on the Company's financial statements. Comprehensive income is equal to net income for the years ended June 30, 1997, 1998, and 1999 as the Company has no components of comprehensive income.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

3. Property and Equipment

   Property and equipment consists of the following:

                                                                    June 30,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
   Furniture and fixtures........................................ $  399 $  465
   Technical equipment...........................................  2,693  3,551
   Software......................................................    453    803
   Leasehold improvements........................................    151    277
                                                                  ------ ------
                                                                   3,696  5,096
   Less: Accumulated depreciation and amortization...............  1,831  2,704
                                                                  ------ ------
                                                                  $1,865 $2,392
                                                                  ====== ======

4. Accrued Expenses

   Accrued expenses consist of the following:

                                                                    June 30,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
   Employee compensation and benefits............................ $1,392 $2,598
   Sales taxes...................................................    214    220
   Other.........................................................    424    660
                                                                  ------ ------
                                                                  $2,030 $3,478
                                                                  ====== ======

5. Borrowing Arrangements

   The Company has a revolving credit agreement (the revolving agreement) with a bank which provides for available borrowings of up to $5,000,000. Borrowings under the revolving agreement bear interest at the bank's prime rate (8.5% and 7.75% at June 30, 1998 and 1999) and are due on demand. There were no borrowings outstanding under the revolving agreement at June 30, 1998 and 1999. The revolving agreement expires on December 30, 1999. Borrowings under the revolving agreement are secured by substantially all assets of the Company. Additionally, the Company is subject to certain tangible net worth and debt service coverage covenants as defined in the revolving agreement.

   In connection with an acquisition in 1996, the Company assumed a $250,000 promissory note payable to the former majority owner of the acquired company. The note was due in 10 equal installments of $25,000, beginning November 1996 and every third month thereafter, plus accrued interest at 8.25% per annum. This note was guaranteed by the Company. The balance outstanding at June 30, 1998 and 1999 was $75,000 and $-0-, respectively.

6. Commitments and Contingent Liabilities

   The Company leases its principal office facility under a noncancellable operating lease expiring in 2002. In addition to the base term, the Company has two five-year options to extend the term of the lease. Rent payments are fixed for the initial two years of the lease and may be increased after that during the initial term of the lease by the Consumer Price Index. In addition, the Company is obligated to pay certain incremental operating costs over the base amount.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

   The Company also leases office space in other cities. All such leases expire by fiscal year 2004.

   Future minimum annual rental commitments under this lease at June 30, 1999 are as follows:

                                                                  (in thousands)
   2000..........................................................         $  446
   2001..........................................................            410
   2002..........................................................            375
   2003..........................................................             70
   2004..........................................................             12
                                                                          ------
                                                                          $1,313
                                                                          ======

   Rent expense charged to operations for the years ended June 30, 1997, 1998 and 1999 was $338,000, $342,000, and $454,000, respectively.

7. Capital Transactions

Preferred Stock

   On November 12, 1998, the Company's Board of Directors authorized a class of preferred stock, $.001 par value with 4,000,000 shares available for issuance.

Common Stock

   On November 12, 1998, the Company's Board of Directors approved an increase in the number of authorized shares of common stock from 15,000,000 to 50,000,000.

   In connection with the sale of its common stock in 1992, the Company agreed with certain stockholders to redeem, at the stockholders' option, 801,000 shares of common stock anytime after June 29, 1995. The initial redemption value was $1.00 per share and increased each year in accordance with the agreement. The redemption value was $1,353,000 at June 30, 1998. These redemption rights terminated in February 1999 upon the effectiveness of the Company's initial public offering. The redemption value at termination was $1,423,000.

   In February 1999, the Company completed the sale of 3,029,466 shares of its common stock in its initial public offering for proceeds of approximately $34,874,000, net of expenses of the offering.

Equity Plans

 1989 Stock Option Plan

   The Company adopted the Bottomline Technologies, Inc. Stock Option Plan, as amended, (the Plan) on August 1, 1989, which provides for the issuance of incentive stock options and nonstatutory stock options. The Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for options granted under the Plan is principally over three years from the date of the grant. The Company has reserved up to 1,440,000 shares of its common stock for issuance under the Plan. Incentive stock options may be granted to employees at a price of no less than 100% of the fair market value of the common stock at the date of grant. Options expire a maximum of ten years from the date of grant.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

 1997 Stock Incentive Plan

   On August 21, 1997, the Company adopted the 1997 Stock Incentive Plan (the 1997 Plan), which provides for the issuance of stock options and nonstatutory stock options. The 1997 Plan is administered by the Board of Directors which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for options granted under the 1997 Plan is principally over four years from the date of the grant. The Company has reserved up to 2,700,000 shares of its common stock for issuance under the 1997 Plan to employees at a price of no less than 100% of the fair market value of the common stock at the date of grant. Options expire a maximum of ten years from the date of grant.

 1998 Non-Employee Director Stock Option Plan

   On November 12, 1998, the Company adopted the 1998 Non-Employee Director Stock Option Plan (the Director Plan), which provides for the issuance of non-statutory stock options. The Company has reserved up to 300,000 shares of its common stock for issuance under the Director Plan. Under the terms of the Director Plan, each non-employee director is granted an option to purchase 15,000 shares of common stock upon his or her initial election to the Board of Directors. Such options vest ratably over four years from the date of the grant. Additionally, each non-employee director is granted an option to purchase 7,500 shares of common stock at each annual meeting of stockholders following the annual meeting of the initial year of the election. Such options principally vest over one year from the date of the grant.

 1998 Employee Stock Purchase Plan

   On November 12, 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the Stock Purchase Plan), which provides for the issuance of up to a total of 750,000 shares of common stock to participating employees. Eligible employees may contribute between 1% and 10% of their base pay to the Stock Purchase Plan. At the end of a designated offering period, employees purchase shares of the Company's common stock with their contributions at an amount equal to 85% of the closing market price per share of the common stock on either the first day or the last day of the offering period, whichever is lower.

 Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Option valuation models have been developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Such models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The following assumptions were made for grants in 1997, 1998 and 1999, respectively:

                                                   1997     1998        1999
                                                   ----- ----------- -----------
Dividend yield....................................  0%       0%          0%
Expected lives of options (years).................  4        4           4
Risk-free interest rate........................... 6.02% 5.65--6.20% 4.37--5.75%
Volatility........................................  --       --         45.0%

                       BOTTOMLINE TECHNOLOGIES (de), INC.

   For purposes of the required pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes method subsequent to the Company's initial public offering in February 1999 and the minimum value method prior to February 1999, the Company's pro forma net income (loss) and pro forma earnings (loss) per share available to common stockholders would have been as follows:

                                                  Years Ended June 30,
                                            ----------------------------------
                                               1997         1998       1999
                                            -----------  ---------- ----------
                                             (In thousands, except per share
                                                          data)
   Pro forma net income (loss)............. $    (1,320) $    1,488 $    3,433
   Pro forma earnings (loss) per share
    available to common stockholders:
     Basic................................. $     (0.24) $     0.22 $     0.42
     Diluted............................... $     (0.24) $     0.19 $     0.37

   As the provisions of SFAS 123 are effective only for fiscal years beginning after December 15, 1994, the effects of applying SFAS 123 for pro forma disclosures are not necessarily representative of the effects on net income
(loss) for future years.

   A summary of option activity is as follows:

                                        Year Ended June 30,
                         -----------------------------------------------------
                               1997              1998              1999
                         ----------------- ----------------- -----------------
                                  Weighted          Weighted          Weighted
                                  Average           Average           Average
                                  Exercise          Exercise          Exercise
                         Options   Price   Options   Price   Options   Price
                         -------  -------- -------  -------- -------  --------
                               (in thousands, except per share data)
Outstanding, beginning
 of year................     279     $3.17     339     $5.10     885    $ 6.69
Options granted.........     195      5.84     600      7.91     756     14.05
Options exercised.......    (135)     2.20     (54)     3.67     (54)     5.55
Options canceled........               --                --      (26)     7.44
                            ----     -----     ---     -----   -----    ------
Outstanding, end of
 year...................     339      5.10     885      6.69   1,561     10.51
Exercisable at end of
 year...................      75     $3.87     102     $5.20     364    $ 6.63
Weighted average fair
 value of options
 granted during the
 year...................             $1.52             $1.53            $ 5.00

                       BOTTOMLINE TECHNOLOGIES (de), INC.

   As of June 30, 1998 and 1999, options to purchase 645,000 and 1,709,000 shares, respectively, were collectively available for grant under the Company's three stock option plans. The following table presents weighted-average price and life information about significant option groups outstanding at June 30, 1999:

                            Options Outstanding          Options Exercisable
                   ------------------------------------- --------------------
                                   Weighted     Weighted             Weighted
                                   Average      Average              Average
     Range of        Number       Remaining     Exercise   Number    Exercise
 Exercise Prices   Outstanding Contractual Life  Price   Exercisable  Price
 ---------------   ----------- ---------------- -------- ----------- --------
                           (in thousands, except per share and life data)
 $ 4.33--$6.67...          302       3.95 years   $ 5.67         205    $5.51
 $ 8.00--$13.00..        1,216       8.96 years    10.33         159     8.08
 $39.25--$39.25..           20       9.94 years    39.25           0     0.00
 $56.50--$59.00..           23       9.79 years    58.35           0     0.00
                         -----                                   ---
                         1,561                                   364
                         =====                                   ===

Warrants

   In connection with the sale of its common stock in March 1992, the Company issued warrants for the purchase of an aggregate 644,000 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share. During 1997, warrants for 12,000 shares were exercised at a price of $2.00 per share. Additionally, under the terms of the warrant agreement, certain warrant holders elected a non-cash exercise under which 489,000 warrants with a weighted average exercise price of $2.00 were exercised and the Company issued 315,000 shares to the warrant holders. The shares issued, as a result of this non-cash exercise, were based on the relationship of the exercise price to the fair market value of the Company's stock at the exercise date, as defined in the original agreement. During 1999, the remaining warrants for 143,000 shares were exercised at a weighted average price of $1.19.

8. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                        Year Ended June 30,
                                                       -----------------------
                                                        1997     1998    1999
                                                       -------  ------  ------
                                                       (in thousands, except
                                                          per share data)
Numerator:
  Net income (loss)................................... $(1,252) $1,603  $4,051
  Accretion to redemption value on redeemable common
   stock..............................................     (97)   (107)    (70)
                                                       -------  ------  ------
Numerator for basic and diluted earnings (loss) per
 share available to common stockholders............... $(1,349) $1,496  $3,981
                                                       =======  ======  ======
Denominator:
  Denominator for basic earnings (loss) per share
   available to common stockholders--weighted-average
   shares outstanding.................................   5,986   6,314   7,988
  Effect of employee stock options, warrants and
   redeemable common stock............................     --    1,002   1,182
                                                       -------  ------  ------
Denominator for diluted earnings (loss) per share
 available to common stockholders.....................   5,986   7,316   9,170
                                                       =======  ======  ======
Earnings (loss) per share available to common
 stockholders:
  Basic............................................... $ (0.23) $ 0.24  $ 0.50
                                                       =======  ======  ======
  Diluted............................................. $ (0.23) $ 0.20  $ 0.43
                                                       =======  ======  ======

                       BOTTOMLINE TECHNOLOGIES (de), INC.

   Options for 18,000 shares were excluded from the calculation of diluted earnings per share for the year ended June 30, 1999 as the effect would have been anti-dilutive.

9. Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109. SFAS No. 109 requires the use of the liability method in which income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  June 30,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                                                               (in thousands)
   Deferred tax assets:
     Allowances............................................... $   572  $   516
     Various accrued expenses.................................     115       60
     Inventory................................................      37       89
                                                               -------  -------
       Total deferred tax assets..............................     724      665
   Deferred tax liabilities:
     Property, plant and equipment............................    (118)    (253)
                                                               -------  -------
     Total deferred tax liabilities...........................    (118)    (253)
                                                               -------  -------
     Net deferred tax assets.................................. $   606  $   412
                                                               =======  =======

   The provision (benefit) for income taxes consisted of the following:

                                                          Year Ended June 30,
                                                          ----------------------
                                                           1997    1998    1999
                                                          ------  ------  ------
                                                             (in thousands)
   Current:
     Federal............................................. $ (247) $1,238  $2,021
     State...............................................      8     209     485
                                                          ------  ------  ------
                                                            (239)  1,447   2,506
   Deferred:
     Federal.............................................   (252)   (241)    156
     State...............................................    (45)    (29)     38
                                                          ------  ------  ------
                                                            (297)   (270)    194
                                                          ------  ------  ------
                                                          $ (536) $1,177  $2,700
                                                          ======  ======  ======

                       BOTTOMLINE TECHNOLOGIES (de), INC.

   A reconciliation of the federal statutory rate to the effective income tax is as follows:

                                                             Year Ended June
                                                                   30,
                                                             ------------------
                                                             1997    1998  1999
                                                             -----   ----  ----
   Tax (benefit) at federal statutory rate.................. (34.0)% 34.0% 34.0%
   State taxes, net of federal benefit......................  (1.4)   6.5   4.7
   Non-deductible expenses..................................  12.6     .6    .3
   Research and development tax credits.....................  (7.2)  (3.6)  --
   Other....................................................   --     4.8   1.0
                                                             -----   ----  ----
                                                             (30.0)% 42.3% 40.0%
                                                             =====   ====  ====

   The principal non-deductible expense for income tax purposes is the amortization related to the acquired software costs recorded in connection with a prior acquisition.

10. Subsequent Event

   In July 1999, the Company acquired certain software and related proprietary intellectual property from The Northern Trust Company for $3,700,000 in cash. This software product, called NetTransact, allows for the electronic presentment of bills and related dispute resolution in a business-to-business environment.