Form 10-Q
period 1999-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 1999-11-12
CIK 1073349

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                       Bottomline Technologies (de), Inc.
             (Exact name of Registrant as Specified in Its Charter)

          Delaware                                    02-0433294
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                155 Fleet Street, Portsmouth, New Hampshire 03801
                -------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (603) 436-0700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

The number of shares outstanding of the registrant's common stock as of October 5, 1999 was 10,709,584.

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                       Bottomline Technologies (de), Inc.
                            Condensed Balance Sheets
                                 (in thousands)

                                                                        September 30, 1999      June 30, 1999
                                                                      -------------------------------------------
                                                                            (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                             $     39,792            $    39,699
   Accounts receivable                                                          8,111                 11,631
   Other current assets                                                         1,486                  1,358
                                                                      -------------------------------------------
Total current assets                                                           49,389                 52,688

Property and equipment, net                                                     2,521                  2,392
Other assets, principally intangible assets                                     2,431                     66
                                                                      -------------------------------------------
Total assets                                                             $     54,341            $    55,146
                                                                      ===========================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                 $      4,558            $     4,854
   Deferred revenue and deposits                                                3,620                  3,467
   Other current liabilities                                                      341                    657
                                                                      -------------------------------------------
Total current liabilities                                                       8,519                  8,978

Deferred income taxes payable                                                     253                    253

Stockholders' equity
   Common stock                                                                    11                     10
   Additional paid-in-capital                                                  40,641                 39,429
   Retained earnings                                                            4,917                  6,476
                                                                      -------------------------------------------
Total stockholders' equity                                                     45,569                 45,915
                                                                      -------------------------------------------
Total liabilities and stockholders' equity                               $     54,341            $    55,146
                                                                      ===========================================

See accompanying notes to unaudited condensed financial statements.

                       Bottomline Technologies (de), Inc.
                       Condensed Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                       Three Months Ended September 30,
                                                                           1999                 1998
                                                                   ------------------------------------------

Revenues:
   Software licenses                                                  $    1,804           $     3,477
   Service and maintenance                                                 4,260                 2,254
   Equipment and supplies                                                  2,483                 2,374
                                                                   ------------------------------------------
Total revenues                                                             8,547                 8,105

Cost of revenues:
   Software licenses                                                          46                   123
   Service and maintenance                                                 2,143                 1,106
   Equipment and supplies                                                  1,862                 1,682
                                                                   ------------------------------------------
Total cost of revenues                                                     4,051                 2,911
                                                                   ------------------------------------------

Gross profit                                                               4,496                 5,194

Operating expenses:
   Sales and marketing                                                     2,809                 2,242
   Product development and engineering                                     1,205                   928
   General and administrative                                              2,116                 1,277
   Acquired in-process research and development                            1,300                    --
   Amortization of intangible assets                                         126                    --
                                                                   ------------------------------------------
Total operating expenses                                                   7,556                 4,447
                                                                   ------------------------------------------

Income (loss) from operations                                             (3,060)                  747

Interest income, net                                                         481                    15
                                                                   ------------------------------------------

Income (loss) before provision (benefit) for income taxes                 (2,579)                  762
Provision (benefit) for income taxes                                      (1,032)                  305
                                                                   ------------------------------------------
Net income (loss)                                                     $   (1,547)          $       457
                                                                   ==========================================

Earnings (loss) per share available to common stockholders:
     Basic                                                            $    (0.15)          $      0.07
                                                                   ==========================================
     Diluted                                                          $    (0.15)          $      0.06
                                                                   ==========================================
Shares used in computing earnings (loss) per share available to common stockholders:
     Basic                                                                10,569                 6,361
                                                                   ==========================================
     Diluted                                                              10,569                 7,456
                                                                   ==========================================

See accompanying notes to unaudited condensed financial statements.

                       Bottomline Technologies (de), Inc.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                              Three Months Ended September 30,
                                                                                 1999                 1998
                                                                         -------------------------------------------

Cash provided by (used in) operating activities                               $   (434)           $    588

Investing activities
Purchases of property and equipment, net                                          (676)               (434)
                                                                         -------------------------------------------
Net cash used in investing activities                                             (676)               (434)

Financing activities
Repayments on notes payable                                                         --                 (25)
Proceeds from exercise of stock options                                          1,203                  --
                                                                         -------------------------------------------
Net cash provided by (used in) financing activities                              1,203                 (25)
                                                                         -------------------------------------------

Increase in cash and cash equivalents                                               93                 129
Cash and cash equivalents at beginning of period                                39,699               1,362
                                                                         -------------------------------------------
Cash and cash equivalents at end of period                                    $ 39,792            $  1,491
                                                                         ===========================================

See accompanying notes to unaudited condensed financial statements.

                       Bottomline Technologies (de), Inc.
                Notes to Unaudited Condensed Financial Statements
                      (in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Product Acquisition

In July 1999, the company acquired certain software and related proprietary intellectual property from The Northern Trust Company for $3,700,000 in cash. This software product, called NetTransact, allows for the electronic presentment of bills and related dispute resolution in a business-to-business environment. In connection with this product acquisition, the Company recorded a $1,300,000 charge for acquired in-process research and development and a $2,500,000 intangible asset which is being amortized over a five year period.

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                       September 30,
                                               -------------------------------
                                                     1999            1998
                                               -------------------------------

Numerator:
   Net income (loss)                              $ (1,547)       $    457
   Accretion to redemption value on
     redeemable common stock                            --             (28)
                                               -------------------------------
Numerator for basic and diluted
   earnings (loss) per share available
   to common stockholders                         $ (1,547)       $    429
                                               ===============================

Denominator:
   Denominator for basic earnings
     (loss) per share available to
     common stockholders -
     weighted-average shares
     outstanding                                    10,569           6,361
   Effect of employee stock options,
     warrants and redeemable
     common stock                                       --           1,095
                                               -------------------------------
Denominator for diluted earnings
   (loss) per share available to
   common stockholders                              10,569           7,456
                                               ===============================

Earnings (loss) per share available to
   common stockholders:
     Basic                                        $  (0.15)       $   0.07
                                               ===============================
     Diluted                                      $  (0.15)       $   0.06
                                               ===============================

The effect of stock options is excluded from the calculation of diluted earnings per share for the three months ended September 30, 1999 as their effect would be anti-dilutive.

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

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30,1998

Revenues

   Total revenues increased by $442,000 to $8.5 million in the three months ended September 30, 1999 from $8.1 million in the three months ended September 30, 1998, an increase of 5%.

   Software Licenses. Software license fees decreased by $1.7 million to $1.8 million in the three months ended September 30, 1999 from $3.5 million in the three months ended September 30, 1998, a decrease of 48%. Software license fees represented 21% of total revenues in the three months ended September 30, 1999 compared to 43% of total revenues for the three months ended September 30, 1998. The decrease in software license fees was due to a slow down in customer decisions to install new software prior to Year 2000.

   Service and Maintenance. Service and maintenance fees increased by $2.0 million to $4.3 million in the three months ended September 30, 1999 from $2.3 million in the three months ended September 30, 1998, an increase of 89%. Service and maintenance fees represented 50% of total revenues in the three months ended September 30, 1999 compared to 28% of total revenues in the three months ended September 30, 1998. The increase in service and maintenance fees was due primarily to several large service contracts during the quarter.

   Equipment and Supplies. Equipment and supplies sales increased by $109,000 to $2.5 million in the three months ended September 30, 1999 from $2.4 million in the three months ended September 30, 1998, an increase of 5%. Equipment and supplies sales represented 29% of total revenues in each of the three months ended September 30, 1999 and 1998.

Cost of Revenues

   Software Licenses. Software license costs decreased by $77,000 to $46,000 in the three months ended September 30, 1999 from $123,000 in the three months ended September 30, 1998, a decrease of 63%. Software license costs represented 3% of software license fees in the three months ended September 30, 1999 compared to 4% of software license fees in the three months ended September 30, 1998.

   Service and Maintenance. Service and maintenance costs increased by $1.0 million to $2.1 million in the three months ended September 30, 1999 from $1.1 million in the three months ended September 30, 1998, an increase of 94%. Service and maintenance costs were 50% of service and maintenance revenues in the three months ended September 30, 1999 compared to 49% of service and maintenance revenues in the three months ended September 30, 1998.

   Equipment and Supplies. Equipment and supplies costs increased by $180,000 to $1.9 million in the three months ended September 30, 1999 from $1.7 million in the three months ended September 30, 1998, an increase of 11%. Equipment and supplies costs were 75% of equipment and supplies sales in the three months ended September 30, 1999 compared to 71% of equipment and supplies sales in the three months ended September 30, 1998.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $567,000 to $2.8 million in the three months ended September 30, 1999 from $2.2 million in the three months ended September 30, 1998, an increase of 25%. Sales and marketing expenses were 33% of total revenues in the three months ended September 30, 1999 compared to 28% of total revenues in the three months ended September 30, 1998. The increase was due primarily to increases in staffing and personnel related costs.

   Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by $277,000 to $1.2 million in the three months ended September 30, 1999 from $928,000 in the three months ended September 30, 1998, an increase of 30%. Product development and engineering expenses were 14% of total revenues in the three months ended September 30, 1999 compared to 11% of total revenues in the three months ended September 30, 1998. The dollar increase was due primarily to increases in staffing and personnel related costs associated with our investment in the NetTransact product.

   General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by $839,000 to $2.1 million in the three months ended September 30, 1999 from $1.3 million in the three months ended September 30, 1998. General and administrative expenses were 25% of total revenues in the three months ended September 30, 1999 compared to 16% of total revenues in the three months ended September 30, 1998. The dollar increase was due primarily to costs incurred for a transaction which was not consummated and increases in staffing and personnel related costs.

   Acquired in-process research and development and amortization of intangible assets. In-process research and development of $1.3 million represents a one time charge related to the NetTransact product acquisition for acquired in-process research and development. In connection with the product acquisition, a $2.5 million intangible asset was recorded and is being amortized over an estimated useful life of 5 years yielding amortization expense of $126,000 for the three months ended September 30, 1999.

   Interest Income, Net. Interest income, net consists of interest income and interest expense. Interest income, net increased by $466,000 to $481,000 in the three months ended September 30, 1999 from $15,000 in the three months ended September 30, 1998. The increase was due to interest earned on the proceeds of our initial public offering.

   Provision (benefit) for Income Taxes. The benefit for income taxes was $1.0 million in the three months ended September 30, 1999 compared with a provision of $305,000 in the three months ended September 30, 1998. The effective tax rate in the three months ended September 30, 1999 and 1998 was 40%. The effective tax rate in each of the three month periods ended September 30, 1999 and 1998 differed from the federal statutory rate due principally to the effect of state income taxes.

Liquidity and Capital Resources

   We have financed our operations primarily from cash provided by operating activities and the sale of common stock. We had net working capital of $40.9 million at September 30, 1999, including cash and cash equivalents totaling $39.8 million.

   Net cash used in operating activities was $674,000 in the three months ended September 30, 1999. Net cash used in operating activities during the three months ended September 30, 1999 was primarily the result of the net loss, an increase in deferred revenues and decreases in accounts payable and accrued expenses and accounts receivable.

   Net cash used in investing activities was $436,000 in the three months ended September 30, 1999. Cash was used during this period to acquire computer equipment and software for internal use. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

   Net cash provided by financing activities was $1.2 million in the three months ended September 30, 1999. Net cash provided by financing activities was the result of the net proceeds from the exercise of employee stock options.

   In December 1998, we renewed our revolving credit agreement with a bank which provides for borrowings of up to $5.0 million. Borrowings under our revolving credit agreement bear interest at the bank's prime rate, are due on demand and are secured by substantially all of the company's assets. As of September 30, 1999, we had no outstanding balances under our revolving credit agreement. The agreement expires on December 30, 1999.

   We believe that the cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future.

Subsequent Event

On October 25, 1999, we acquired substantially all of the assets and assumed certain liabilities of privately held Integrated Cash Management Services, Inc.
(ICM) for $8.5 million in cash. ICM is a leading software development company specializing in web access to complex back-office applications for financial institutions and their customers.

Year 2000 Considerations

      Computer systems and software must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many software and computer systems have needed to be upgraded in order to be year 2000 compliant.

      The vendors of each of our major internal software systems, such as accounting and database management, have certified that their software is year 2000 compliant. In addition, we have assessed our currently supported products, including tools, equipment and software provided by others, for possible problems in processing, reporting, displaying, functioning with and otherwise handling date data containing the year 2000 and beyond and believe that such products are year 2000 compliant. We have completed testing our internal systems, including hardware and software used to support the internal systems and networks, and have received compliance statements from our outside service providers that are responsible for telecommunications and other services used for internal and external operations. Facility management systems have been verified for compliance. We do not plan to assess specifically year 2000 compliance of external forces such as utility or transportation systems or year 2000 compliance failures that might generally affect industry and commerce.

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

      Contingency plans have been formalized that will provide alternate methods of providing the services and tools should unexpected problems develop with tested applications and systems. This includes, but is not limited to, additional standby compliant hardware and systems. This is in addition to standard redundant systems and services and spares kits.

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

The year 2000 issue may cause our current and potential customers to delay implementing our products and services

      We believe that the adoption of our products and services by existing and potential customers and subscribers has been, and may continue to be, adversely affected by the year 2000 issue. Once companies have tested and upgraded their current software systems for year 2000 compliance, they may be reluctant to introduce new software systems into the tested environment and may delay or cancel decisions to adopt our products and services. If this occurs, it could have a material adverse effect on our business, financial condition and results of operations. Companies that have not completed all testing and upgrades of their current software systems may not have the resources to allow them to go forward and may deter or cancel decisions to purchase our products. In addition, companies may delay purchases in the beginning of the year 2000 as they assess any issues caused by the year 2000 and respond thereto.

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

Our fixed costs may lead to fluctuations in operating results if our revenues are below expectations

      A significant percentage of our expenses, particularly personnel costs and rent, are relatively fixed, and based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues. Accordingly, shortfalls in revenues may cause significant variations in operating results in any quarter. Factors that could cause these fluctuations include the following:

      . The potential delay in sales of our products and services if companies elect not to introduce new software applications into existing systems which have been tested for year 2000 compliance;

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

Our success depends on our ability to develop new and enhanced bill presentment payment management software and services

      The bill presentment and payment management software market is subject to rapid technological change and our success is dependent on our ability to develop new and enhanced bill presentment and payment management software, services and related products. Trends which could have a critical impact on us include:

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

We intend to pursue strategic acquisitions and our business could be materially adversely affected if we fail to adequately integrate acquired businesses

      As part of our overall business strategy, we pursue strategic acquisitions that would provide us with additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. Any acquisition could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

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

Item 2. Changes In Securities And Use Of Proceeds

Changes in Rights and Classes of Stock

None.

Sales of Unregistered Securities and Use of Proceeds

None.

Use of Proceeds of Initial Public Offering

No net offering proceeds of our initial public offering were used during the period between June 30, 1999 to September 30, 1999.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the first quarter of fiscal year 2000.

Item 5. Other Information

None.

Item 6. Exhibits And Reports On Form 8-K

(a)   Exhibits:

   27  Financial Data Schedule

(b)   Reports on Form 8-K:

   None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Bottomline Technologies (de), Inc.


Date: November 11, 1999           By: /s/ Robert A. Eberle

                                  Robert A. Eberle
                                  Executive Vice President,
                                  Chief Financial Officer and Treasurer

                                  (Principal Financial and Accounting
                                  Officer)