Form 10-Q
period 1999-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2000-02-14
CIK 1073349

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999


                       Bottomline Technologies (de), Inc.
             (Exact name of Registrant as Specified in Its Charter)


         Delaware                                    02-0433294
----------------------------                    --------------------
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

Yes [ x ] No [ ]

The number of shares outstanding of the registrant's common stock as of January 31, 2000 was 10,727,584.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                       Bottomline Technologies (de), Inc.
                            Condensed Balance Sheets
                                 (in thousands)


                                                                       DECEMBER 31, 1999         JUNE 30, 1999
                                                                  -----------------------------------------------
                                                                          (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                          $29,293               $39,699
 Accounts receivable                                                                 10,382                11,631
 Other current assets                                                                 4,266                 1,358
                                                                  -----------------------------------------------
Total current assets                                                                 43,941                52,688

Property and equipment, net                                                           3,232                 2,392
Other assets, principally intangible assets                                           8,446                    66
                                                                  -----------------------------------------------
Total assets                                                                        $55,619               $55,146
                                                                  ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                              $ 5,171               $ 4,854
 Deferred revenue and deposits                                                        5,252                 3,467
 Other current liabilities                                                              700                   657
                                                                  -----------------------------------------------
Total current liabilities                                                            11,123                 8,978

Deferred income taxes payable                                                           253                   253

Stockholders' equity
 Common stock                                                                            11                    10
 Additional paid-in-capital                                                          41,098                39,429
 Retained earnings                                                                    3,134                 6,476
                                                                  -----------------------------------------------
Total stockholders' equity                                                           44,243                45,915
                                                                  -----------------------------------------------
Total liabilities and stockholders' equity                                          $55,619               $55,146
                                                                  ===============================================

See accompanying notes to unaudited condensed financial statements.

                       Bottomline Technologies (de), Inc.
                       Condensed Statements of Operations
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                        THREE MONTHS ENDED DECEMBER 31,
                                                                          1999                   1998
                                                                ---------------------------------------------
Revenues:
 Software licenses                                                             $ 3,538                $ 3,991
 Service and maintenance                                                         5,186                  3,073
 Equipment and supplies                                                          2,327                  2,967
                                                                ---------------------------------------------
Total revenues                                                                  11,051                 10,031

Cost of revenues:
 Software licenses                                                                  44                     31
 Service and maintenance                                                         2,343                  1,350
 Equipment and supplies                                                          1,732                  2,133
                                                                ---------------------------------------------
Total cost of revenues                                                           4,119                  3,514
                                                                ---------------------------------------------

Gross profit                                                                     6,932                  6,517

Operating expenses:
 Sales and marketing                                                             3,253                  2,638
 Product development and engineering                                             1,862                    977
 General and administrative                                                      2,161                  1,124
 Acquired in-process research and development                                    2,600
 Amortization of intangible assets                                                 482
                                                                ---------------------------------------------
Total operating expenses                                                        10,358                  4,739
                                                                ---------------------------------------------

Income (loss) from operations                                                   (3,426)                 1,778

Interest income, net                                                               476                     24
                                                                ---------------------------------------------

Income (loss) before provision (benefit) for income taxes                       (2,950)                 1,802
Provision (benefit) for income taxes                                            (1,180)                   721
                                                                ---------------------------------------------
Net income (loss)                                                              $(1,770)               $ 1,081
                                                                =============================================

Earnings (loss) per share available to common stockholders:
  Basic                                                                         $(0.17)                 $0.16
                                                                =============================================
  Diluted                                                                       $(0.17)                 $0.14
                                                                =============================================
Shares used in computing earnings (loss) per share available to common stockholders:
  Basic                                                                         10,700                  6,583
                                                                =============================================
  Diluted                                                                       10,700                  7,655
                                                                =============================================

See accompanying notes to unaudited condensed financial statements.

                       Bottomline Technologies (de), Inc.
                       Condensed Statements of Operations
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                         SIX MONTHS ENDED DECEMBER 31,
                                                                          1999                   1998
                                                                ---------------------------------------------
Revenues:
 Software licenses                                                             $ 5,342                $ 7,468
 Service and maintenance                                                         9,446                  5,327
 Equipment and supplies                                                          4,810                  5,341
                                                                ---------------------------------------------
Total revenues                                                                  19,598                 18,136

Cost of revenues:
 Software licenses                                                                  90                    154
 Service and maintenance                                                         4,486                  2,456
 Equipment and supplies                                                          3,595                  3,815
                                                                ---------------------------------------------
Total cost of revenues                                                           8,171                  6,425
                                                                ---------------------------------------------

Gross profit                                                                    11,427                 11,711

Operating expenses:
 Sales and marketing                                                             6,062                  4,880
 Product development and engineering                                             3,067                  1,905
 General and administrative                                                      4,277                  2,401
 Acquired in-process research and development                                    3,900
 Amortization of intangible assets                                                 607
                                                                ---------------------------------------------
Total operating expenses                                                        17,913                  9,186
                                                                ---------------------------------------------

Income (loss) from operations                                                   (6,486)                 2,525

Interest income, net                                                               957                     39
                                                                ---------------------------------------------

Income (loss) before provision (benefit) for income taxes                       (5,529)                 2,564
Provision (benefit) for income taxes                                            (2,212)                 1,026
                                                                ---------------------------------------------
Net income (loss)                                                              $(3,317)               $ 1,538
                                                                =============================================

Earnings (loss) per share available to common stockholders:
  Basic                                                                         $(0.31)                 $0.23
                                                                =============================================
  Diluted                                                                       $(0.31)                 $0.20
                                                                =============================================
Shares used in computing earnings (loss) per share available to common stockholders:
  Basic                                                                         10,635                  6,472
                                                                =============================================
  Diluted                                                                       10,635                  7,555
                                                                =============================================

See accompanying notes to unaudited condensed financial statements.

                       Bottomline Technologies (de), Inc.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                                               SIX MONTHS ENDED DECEMBER 31,
                                                                                1999                   1998
                                                                     ----------------------------------------------

Cash provided by operating activities                                               $  1,817                 $2,243

INVESTING ACTIVITIES
Purchases of property and equipment, net                                              (1,324)                  (602)
Acquisition of NetTransact                                                            (3,813)
Acquisition of ICM, net of cash acquired                                              (8,732)
                                                                     ----------------------------------------------
Net cash used in investing activities                                                (13,869)                  (602)

FINANCING ACTIVITIES
Repayments on notes payable                                                                                     (50)
Proceeds from sale of common stock, net                                                1,646                    972
                                                                     ----------------------------------------------
Net cash provided by financing activities                                              1,646                    922
                                                                     ----------------------------------------------

Increase (decrease) in cash and cash equivalents                                     (10,406)                 2,563
Cash and cash equivalents at beginning of period                                      39,699                  1,362
                                                                     ----------------------------------------------
Cash and cash equivalents at end of period                                          $ 29,293                 $3,925
                                                                     ==============================================

See accompanying notes to unaudited condensed financial statements.

                       Bottomline Technologies (de), Inc.
               Notes to Unaudited Condensed Financial Statements
                     (in thousands, except per share data)



NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2 - ACQUISITIONS

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

   In October 1999, the company acquired substantially all of the assets and assumed certain liabilities of Integrated Cash Management Services, Inc. (ICM) for $8,500,000 in cash. ICM is a leading software development company specializing in web access to complex back-office applications for financial institutions and their customers. In connection with this acquisition, the Company recorded a $2,600,000 charge for acquired in-process research and development and various intangible assets of $6,400,000 that are being amortized over periods ranging from one to five years.

NOTE 3 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 DECEMBER 31,                   DECEMBER 31,
                                                             1999           1998           1999            1998
                                                   -------------------------------------------------------------

Numerator:
 Net income (loss)                                         $(1,770)        $1,081        $(3,317)         $1,538
 Accretion to redemption value on redeemable
  common stock                                                                (28)                           (56)
                                                   -------------------------------------------------------------
Numerator for basic and diluted earnings (loss)
 per share available to common stockholders                $(1,770)        $1,053        $(3,317)         $1,482
                                                   =============================================================


Denominator:
 Denominator for basic earnings (loss) per share
  available to common stockholders -
  weighted-average shares outstanding                       10,700          6,583         10,635           6,472


 Effect of employee stock options, warrants and
  redeemable common stock                                                   1,072                          1,083
                                                   -------------------------------------------------------------
Denominator for diluted earnings (loss) per share
 available to common stockholders                           10,700          7,655         10,635           7,555
                                                   =============================================================


Earnings (loss) per share available to common
 stockholders:
  Basic                                                    $ (0.17)        $ 0.16        $ (0.31)         $ 0.23
                                                   =============================================================
  Diluted                                                  $ (0.17)        $ 0.14        $ (0.31)         $ 0.20
                                                   =============================================================


  The effect of stock options is excluded from the calculation of diluted earnings per share for the three and six months ended December 31, 1999 as their effect would be anti-dilutive.

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

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31,1998

REVENUES

  Total revenues increased by $1.1 million to $11.1 million in the three months ended December 31, 1999 from $10.0 million in the three months ended
December 31, 1998, an increase of 11%.

  Software Licenses. Software license fees decreased by $453,000 to $3.5 million in the three months ended December 31, 1999 from $4.0 million in the three months ended December 31, 1998, a decrease of 11%. Software license fees represented 32% of total revenues in the three months ended December 31, 1999 compared to 40% of total revenues for the three months ended December 31, 1998. We believe the decrease in software license fees was due primarily to a slow down in customer decisions to install new software prior to Year 2000.

  Service and Maintenance. Service and maintenance fees increased by $2.1 million to $5.2 million in the three months ended December 31, 1999 from $3.1 million in the three months ended December 31, 1998, an increase of 69%. Service and maintenance fees represented 47% of total revenues in the three months ended December 31, 1999 compared to 31% of total revenues in the three months ended December 31, 1998. The increase in service and maintenance fees was due primarily to several large service contracts during the quarter.

  Equipment and Supplies. Equipment and supplies sales decreased by $640,000 to $2.3 million in the three months ended December 31, 1999 from $3.0 million in the three months ended December 31, 1998, a decrease of 22%. Equipment and supplies sales represented 21% of total revenues in the three months ended December 31, 1999 compared to 30% of total revenues in the three months ended December 31, 1998. We believe the decrease in equipment and supplies sales was due primarily to a slow down in customer decisions to purchase new systems prior to Year 2000.

COST OF REVENUES

  Software Licenses. Software license costs increased by $13,000 to $44,000 in the three months ended December 31, 1999 from $31,000 in the three months ended December 31, 1998, an increase of 42%. Software license costs represented 1% of software license fees in the three months ended December 31, 1999 and 1998.

Service and Maintenance. Service and maintenance costs increased by $993,000 to $2.3 million in the three months ended December 31, 1999 from $1.4 million in the three months ended December 31, 1998, an increase of 74%. Service and maintenance costs were 45% of service and maintenance revenues in the three months ended December 31, 1999 compared to 44% of service and maintenance revenues in the three months ended December 31, 1998.

  Equipment and Supplies. Equipment and supplies costs decreased by $401,000 to $1.7 million in the three months ended December 31, 1999 from $2.1 million in the three months ended December 31, 1998, a decrease of 19%. Equipment and supplies costs were 74% of equipment and supplies sales in the three months ended December 31, 1999 compared to 72% of equipment and supplies sales in the three months ended December 31, 1998.

OPERATING EXPENSES

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $615,000 to $3.3 million in the three months ended December 31, 1999 from $2.6 million in the three months ended December 31, 1998, an increase of 23%. Sales and marketing expenses were 29% of total revenues in the three months ended December 31, 1999 compared to 26% of total revenues in the three months ended December 31, 1998. The increase was due primarily to additional sales and marketing expenses associated with our ICM acquisition and increases in staffing and personnel related costs.

  Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by $885,000 to $1.9 million in the three months ended December 31, 1999 from $977,000 in the three months ended December 31, 1998, an increase of 91%. Product development and engineering expenses were 17% of total revenues in the three months ended December 31, 1999 compared to 10% of total revenues in the three months ended December 31, 1998. The increase was due primarily to additional product development and engineering expenses associated with our investment in the NetTransact product and our acquisition of ICM, and increases in staffing and personnel related costs.

  General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by $1.1 million to $2.2 million in the three months ended December 31, 1999 from $1.1 million in the three months ended December 31, 1998, an increase of 92%. General and administrative expenses were 20% of total revenues in the three months ended December 31, 1999 compared to 11% of total revenues in the three months ended December 31, 1998. The dollar increase was due primarily to additional general and administrative expenses related to our acquisition of ICM and increases in staffing and personnel related costs.

  Acquired in-process research and development and amortization of intangible assets. In-process research and development of $2,600,000 represents a one-time charge related to the ICM acquisition for acquired in-process research and development. In connection with the acquisition, intangible assets of $6,400,000 were recorded and are being amortized over periods ranging from 1 to 5 years. Amortization expense on our NetTransact and ICM acquisitions was $482,000 for the three months ended December 31, 1999.

  Interest Income, Net. Interest income, net consists of interest income and interest expense. Interest income, net increased by $452,000 to $476,000 in the three months ended December 31, 1999 from $24,000 in the three months ended December 31, 1998. The increase was due to interest earned on the proceeds of our initial public offering.

  Provision (benefit) for Income Taxes. The benefit for income taxes was $1.2 million in the three months ended December 31, 1999 compared with a provision of $721,000 in the three months ended December 31, 1998. The effective tax rate in the three months ended December 31, 1999 and 1998 was 40%. The effective tax rate in each of the three month periods ended December 31, 1999 and 1998 differed from the federal statutory rate due principally to the effect of state income taxes.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,1998

REVENUES

  Total revenues increased by $1.5 million to $19.6 million in the six months ended December 31, 1999 from $18.1 million in the six months ended December 31, 1998, an increase of 8%.

  Software Licenses. Software license fees decreased by $2.2 million to $5.3 million in the six months ended December 31, 1999 from $7.5 million in the six months ended December 31, 1998, a decrease of 29%. Software license fees represented 27% of total revenues in the six months ended December 31, 1999 compared to 41% of total revenues for the six months ended December 31, 1998. We believe the decrease in software license fees was due primarily to a slow down in customer decisions to install new software prior to Year 2000.

  Service and Maintenance. Service and maintenance fees increased by $4.1 million to $9.4 million in the six months ended December 31, 1999 from $5.3 million in the six months ended December 31, 1998, an increase of 77%. Service and maintenance fees represented 48% of total revenues in the six months ended December 31, 1999 compared to 29% of total revenues in the six months ended December 31, 1998. The increase in service and maintenance fees was due primarily to several large service contracts during the quarter.

  Equipment and Supplies. Equipment and supplies sales decreased by $526,000 to $4.8 million in the six months ended December 31, 1999 from $5.3 million in the six months ended December 31, 1998, a decrease of 10%. Equipment and supplies sales represented 25% of total revenues in the six months ended December 31, 1999 compared to 29% of total revenues in the six months ended December 31, 1998. We believe the decrease in equipment and supplies sales was due primarily to a slow down in customer decisions to purchase new systems prior to the Year 2000.

COST OF REVENUES

  Software Licenses. Software license costs decreased by $50,000 to $90,000 in the six months ended December 31, 1999 from $140,000 in the six months ended December 31, 1998, a decrease of 36%. Software license costs represented 2% of software license fees in the six months ended December 31, 1999 and 1998.

  Service and Maintenance. Service and maintenance costs increased by $2.0 million to $4.5 million in the six months ended December 31, 1999 from $2.5 million in the six months ended December 31, 1998, an increase of 83%. Service and maintenance costs were 47% of service and maintenance revenues in the six months ended December 31, 1999 compared to 46% of service and maintenance revenues in the six months ended December 31, 1998.

  Equipment and Supplies. Equipment and supplies costs decreased by $235,000 to $3.6 million in the six months ended December 31, 1999 from $3.8 million in the six months ended December 31, 1998, a decrease of 6%. Equipment and supplies costs were 74% of equipment and supplies sales in the six months ended
December 31, 1999 compared to 72% of equipment and supplies sales in the six months ended December 31, 1998.

OPERATING EXPENSES

  Sales and Marketing. Sales and marketing expenses increased by $1.2 million to $6.1 million in the six months ended December 31, 1999 from $4.9 million in the six months ended December 31, 1998, an increase of 24%. Sales and marketing expenses were 31% of total revenues in the six months ended December 31, 1999 compared to 27% of total revenues in the six months ended December 31, 1998.
The increase was due primarily to additional sales and marketing expenses associated with our ICM acquisition and increases in staffing and personnel related costs.

  Product Development and Engineering. Product development and engineering expenses increased by $1.2 million to $3.1 million in the six months ended December 31, 1999 from $1.9 million in the six months ended December 31, 1998, an increase of 61%. Product development and engineering expenses were 16% of total revenues in the six months ended December 31, 1999 compared to 11% of total revenues in the six months ended December 31, 1998. The increase was due primarily to additional product development and engineering expenses associated with our investment in the NetTransact product and our acquisition of ICM, and increases in staffing and personnel related costs.

  General and Administrative. General and administrative expenses increased by $1.9 million to $4.3 million in the six months ended December 31, 1999 from $2.4 million in the six months ended December 31, 1998, an increase of 78%. General and administrative expenses were 22% of total revenues in the six months ended December 31, 1999 compared to 13% of total revenues in the six months ended December 31, 1998. The dollar increase was due primarily to additional general and administrative expenses related to our acquisition of ICM and increases in staffing and personnel related costs.

  Acquired in-process research and development and amortization of intangible assets. In-process research and development of $3,900,000 represents one-time charges related to the NetTransact and ICM acquisitions for acquired in-process research and development. In connection with these acquisitions, intangible assets of $8,900,000 were recorded and are being amortized over periods ranging from 1 to 5 years, yielding amortization expense of $607,000 for the six months ended December 31, 1999.

  Interest Income, Net. Interest income, net consists of interest income and interest expense. Interest income, net increased by $917,000 to $957,000 in the six months ended December 31, 1999 from $40,000 in the six months ended December 31, 1998. The increase was due to interest earned on the proceeds of our initial public offering.

  Provision (benefit) for Income Taxes. The benefit for income taxes was $2.2 million in the six months ended December 31, 1999 compared with a provision of $1.0 million in the six months ended December 31, 1998. The effective tax rate in the six months ended December 31, 1999 and 1998 was 40%. The effective tax rate in each of the six month periods ended December 31, 1999 and 1998 differed from the federal statutory rate due principally to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations primarily from cash provided by operating activities and the sale of common stock. We had net working capital of $32.8 million at December 31, 1999, including cash and cash equivalents totaling $29.3 million.

  Net cash provided by operating activities was $1.8 million in the six months ended December 31, 1999. Net cash provided by operating activities during the six months ended December 31, 1999 was primarily the result of the decrease in accounts receivable, net of the receivables acquired in the ICM acquisition.

  Net cash used in investing activities was $13.9 million in the six months ended December 31, 1999. Cash was primarily used during this period for the NetTransact and ICM acquisitions. Additionally, cash was used during the period to acquire computer equipment and software for internal use. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

  Net cash provided by financing activities was $1.6 million in the six months ended December 31, 1999. Net cash provided by financing activities was the result of the net proceeds from the exercise of employee stock options.

  In December 1999, our revolving credit agreement with the bank expired.
There were no outstanding balances under this revolving credit agreement.
We anticipate renewing this revolving credit agreement during the next quarter.

  We believe that the cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future.

YEAR 2000 CONSIDERATIONS AND RESULTS

Computer systems and software must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many software and computer systems have needed to be upgraded in order to be year 2000 compliant.

Since crossing into the 21st century, we have experienced no year 2000 compliance issues with our internal software or hardware systems. Our products installed after February 1997 had been extensively tested to validate the year 2000 compliance. There have been no reported issues related to the year 2000 compliance reported by our customers or other users of our products installed after February 1997.

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

THE YEAR 2000 ISSUE MAY CAUSE OUR CURRENT AND POTENTIAL CUSTOMERS TO DELAY IMPLEMENTING OUR PRODUCTS AND SERVICES

     We believe that the adoption of our products and services by existing and potential customers and subscribers has been, and may continue to be, adversely affected by the year 2000 issue. Companies may delay or cancel decisions to adopt our products and services in the beginning of the year 2000 as they assess any issues caused by the year 2000 and respond thereto. If this occurs, it could have a material adverse effect on our business, financial condition and results of operations.

OUR FUTURE RESULTS WILL DEPEND UPON MARKET ACCEPTANCE OF OUR NEW BILL PRESENTMENT AND CASH MANAGEMENT PRODUCTS

  Our objective is to be the leading provider of software solutions that enable businesses and financial institutions to create an automated e-business infrastructure to enable, implement and manage movements of cash resources. Part of that strategy is the successful implementation of our NetTransact bill presentment software. We acquired NetTransact from The Northern Trust Company, a financial institution, in July 1999. NetTransact is currently in pilot and we anticipate commercial introduction of NetTransact during the current fiscal year. Another part of that strategy is the successful implementation of our web-based BankQuest cash management software. We acquired the BankQuest software in our acquisition of Integrated Cash Management Services, Inc. in October 1999. We anticipate commercial introduction of BankQuest during our current fiscal year. If these products have any unanticipated performance problems or bugs, their introductions could be delayed. If either product is delayed, or does not enjoy wide commercial success when it is introduced to the general marketplace, our long-term business strategy would be adversely affected.

OUR FIXED COSTS MAY LEAD TO FLUCTUATIONS IN OPERATING RESULTS IF OUR REVENUES ARE BELOW EXPECTATIONS

  A significant percentage of our expenses, particularly personnel costs and rent, are relatively fixed, and based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues. Accordingly, shortfalls in revenues may cause significant variations in operating results in any quarter. Factors that could cause these fluctuations include the following:

    . The potential delay in sales of our products and services in the beginning of the Year 2000 as companies assess any issues caused by the year 2000 and respond thereto;

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW AND ENHANCED SOFTWARE, SERVICES AND RELATED PRODUCTS

  The bill presentment, payment and cash management software markets are subject to rapid technological change and our success is dependent on our ability to develop new and enhanced software, services and related products. Trends which could have a critical impact on us include:

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

INCREASED COMPETITION MAY RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES

  The market for payment management, electronic bill presentment and cash management software is intensely competitive and characterized by rapid technological change. Growing competition may result in price reductions of our products and services, reduced revenues and gross margins and loss of market share, any one of which could have a material adverse effect on our business, operating results and financial condition. Some competitors in our market have longer operating histories, significantly greater financial, technical, marketing and other resources, greater brand recognition and a larger installed customer base than we do. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their product offerings and to offer more comprehensive solutions. We also expect to face additional competition as other established and emerging companies enter the market for payment management solutions.

RAPID GROWTH COULD STRAIN OUR PERSONNEL, SYSTEMS AND CONTROLS

  In the past, rapid growth has strained our managerial and other resources.
Our ability to manage any future growth will depend in part on our ability to continue to enhance our operating, financial and management information systems. We cannot assure you that our personnel, systems and controls will be adequate to support any future growth. If we are not able to manage growth effectively, should it occur, the quality of our services, our ability to retain key personnel and our business, operating results and financial condition could be materially adversely affected.

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

WE MUST ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL WITH KNOWLEDGE OF ELECTRONIC PAYMENTS AND BILL PRESENTMENT AND THE BANKING INDUSTRY

     We are dependent upon the ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in electronic payment and bill presentment technology and knowledge of the banking industry. Competition for qualified personnel is intense. In addition, our corporate headquarters location in Portsmouth, New Hampshire may limit our access to skilled personnel. Any failure to attract, hire or retain qualified personnel could have a material adverse effect on our business, operating results and financial condition. In addition, we plan to expand our sales and marketing and customer support organizations. Based on our experience, it takes an average of six months for a salesperson to become fully productive. We cannot assure you that we will be successful in increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

UNDETECTED YEAR 2000 PROBLEMS AND CLAIMS REGARDING NON-COMPLIANT DISCONTINUED PRODUCTS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

     Computer systems and software must accept four digit entries to distinguish 21st century dates from 20th century dates. We have assessed the impact of year 2000 compliance on our products and systems. We cannot, however, be certain that we have identified all of the potential risks to our business that could result from matters related to the year 2000. We have identified the following risks that you should be aware of:

    . Year 2000 problems that affect our internal systems. We have not experienced any significant Year 2000 problems with our internal systems. It is possible, however, that these systems could contain undetected problems that could cause serious and costly disruptions at a future date, which would have a material adverse effect on our business, operating results and financial condition.

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

UNDETECTED BUGS IN OUR SOFTWARE COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR SOFTWARE AND DEMAND FOR OUR PRODUCTS

     Our software products could contain errors or ``bugs'' that we have not been able to detect which could adversely affect their performance and reduce demand for our products. Additionally, we regularly introduce new releases and periodically introduce new versions of our software products. Any defects or errors in new products, such as NetTransact, or enhancements could result in adverse customer reactions and negative publicity regarding us and our products and could have a material adverse effect on our business, operating results and financial condition.

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

     None.

Sales of Unregistered Securities and Use of Proceeds

     None.

Use of Proceeds of Initial Public Offering

     Proceeds of our initial public offering in the amount of $8.5 million were used during the period between September 30, 1999 and December 31, 1999 to complete the acquisition of Integrated Cash Management Services, Inc.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 1999 Annual Meeting of Shareholders on November 11, 1999. The following matters were voted upon at the Annual Meeting.

    1. Holders of 9,614,411 shares of our common stock voted to elect Joseph L. Barry, Jr. to serve for a term of three years as a Class I Director. Holders of 47,235 shares of our common stock withheld vote from such director.

    2. Holders of 9,640,276 shares of our common stock voted to ratify the selection of Ernst & Young LLP as our independent auditors for the current fiscal year. Holders of 18,123 shares of our common stock voted against ratifying such selection and 3,247 shares abstained from voting.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       27  Financial Data Schedule

(b)  Reports on Form 8-K:

     On November 9, 1999, a Current Report on Form 8-K was filed pertaining to our acquisition of substantially all of the assets and business of ICM and assumption of certain liabilities of ICM for an aggregate of $8.5 million in cash.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Bottomline Technologies (de), Inc.


    Date: February 8, 2000          By:

                                    Robert A. Eberle
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer

                                    (Principal Financial and Accounting
                                    Officer)