Form 10-Q
period 2000-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2000-05-15
CIK 1073349

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000


                      Bottomline Technologies (de), Inc.
            (Exact name of Registrant as Specified in Its Charter)


            Delaware                                     02-0433294
--------------------------------           ------------------------------------
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

Yes [ x ] No [ ]

The number of shares outstanding of the registrant's common stock as of April 30, 2000 was 10,868,326.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                       Bottomline Technologies (de), Inc.
                            Condensed Balance Sheets
                                 (in thousands)


                                                                     MARCH 31, 2000         JUNE 30, 1999
                                                                  ---------------------------------------
                                                                      (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                               $18,366               $39,699
 Short-term investments                                                    9,144                     0
 Accounts receivable, net of allowance for doubtful accounts of           12,372                11,631
  1,324 at March 31, 2000 and 1,073 at June 30, 1999
 Other current assets                                                      3,738                 1,358
                                                                  ------------------------------------
Total current assets                                                      43,620                52,688

Property and equipment, net                                                4,436                 2,392
Other assets, principally intangible assets                                8,920                    66
                                                                  ------------------------------------
Total assets                                                             $56,976               $55,146
                                                                  ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                   $ 5,618               $ 4,854
 Deferred revenue and deposits                                             5,023                 3,467
 Other current liabilities                                                     0                   657
                                                                  ------------------------------------
Total current liabilities                                                 10,641                 8,978

Deferred income taxes payable                                                253                   253

Stockholders' equity
 Common stock                                                                 11                    10
 Additional paid-in-capital                                               42,376                39,429
 Accumulated comprehensive loss                                              (18)                    0
 Retained earnings                                                         3,713                 6,476
                                                                  ------------------------------------
Total stockholders' equity                                                46,082                45,915
                                                                  ------------------------------------
Total liabilities and stockholders' equity                               $56,976               $55,146
                                                                  ====================================

See accompanying notes to unaudited condensed financial statements.

                       Bottomline Technologies (de), Inc.
                       Condensed Statements of Operations
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                              THREE MONTHS ENDED MARCH 31,
                                                                 2000              1999
                                                         --------------------------------
Revenues:
 Software licenses                                              $ 5,951           $ 4,157
 Service and maintenance                                          5,796             3,551
 Equipment and supplies                                           2,374             2,719
                                                         --------------------------------
Total revenues                                                   14,121            10,427

Cost of revenues:
 Software licenses                                                   90                70
 Service and maintenance                                          2,684             1,514
 Equipment and supplies                                           1,780             1,944
                                                         --------------------------------
Total cost of revenues                                            4,554             3,528
                                                         --------------------------------

Gross profit                                                      9,567             6,899

Operating expenses:
 Sales and marketing                                              3,504             2,910
 Product development and engineering                              2,456             1,016
 General and administrative                                       2,283             1,107
 Amortization of intangible assets                                  824                 0
                                                         --------------------------------
Total operating expenses                                          9,067             5,033
                                                         --------------------------------

Income from operations                                              500             1,866

Interest income, net                                                424               221
                                                         --------------------------------

Income before provision for income taxes                            924             2,087
Provision for income taxes                                          370               835
                                                         --------------------------------
Net income                                                      $   554           $ 1,252
                                                         ================================

Earnings per share available to common stockholders:
  Basic                                                           $0.05             $0.14
                                                         ================================
  Diluted                                                         $0.05             $0.13
                                                         ================================
Shares used in computing earnings per share available
   to common stockholders:
  Basic                                                          10,758             8,553
                                                         ================================
  Diluted                                                        11,914             9,859
                                                         ================================

See accompanying notes to unaudited condensed financial statements.

                       Bottomline Technologies (de), Inc.
                       Condensed Statements of Operations
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                NINE MONTHS ENDED MARCH 31,
                                                                     2000           1999
                                                              ----------------------------
Revenues:
 Software licenses                                                  $11,293        $11,625
 Service and maintenance                                             15,243          8,878
 Equipment and supplies                                               7,184          8,060
                                                              ----------------------------
Total revenues                                                       33,720         28,563

Cost of revenues:
 Software licenses                                                      181            224
 Service and maintenance                                              7,170          3,970
 Equipment and supplies                                               5,374          5,759
                                                              ----------------------------
Total cost of revenues                                               12,725          9,953
                                                              ----------------------------

Gross profit                                                         20,995         18,610

Operating expenses:
 Sales and marketing                                                  9,566          7,790
 Product development and engineering                                  5,522          2,921
 General and administrative                                           6,561          3,508
 Acquired in-process research and development                         3,900              0
 Amortization of intangible assets                                    1,431              0
                                                              ----------------------------
Total operating expenses                                             26,980         14,219
                                                              ----------------------------

Income (loss) from operations                                        (5,985)         4,391

Interest income, net                                                  1,381            260
                                                              ----------------------------

Income (loss) before provision (benefit) for income taxes            (4,604)         4,651
Provision (benefit) for income taxes                                 (1,841)         1,861
                                                              ----------------------------
Net income (loss)                                                   $(2,763)       $ 2,790
                                                              ============================

Earnings (loss) per share available to common stockholders:
  Basic                                                              $(0.26)         $0.38
                                                              ============================
  Diluted                                                            $(0.26)         $0.33
                                                              ============================
Shares used in computing earnings (loss) per share
 available to common stockholders:
  Basic                                                              10,676          7,166
                                                              ============================
  Diluted                                                            10,676          8,323
                                                              ============================

See accompanying notes to unaudited condensed financial statements.

                       Bottomline Technologies (de), Inc.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                                      NINE MONTHS ENDED MARCH 31,
                                                                         2000             1999
                                                                     ---------------------------
Cash provided by operating activities                                  $  1,660          $ 4,754

Investing activities
Purchases of property and equipment, net                                 (2,944)          (1,043)
Purchases of short-term investments, net of proceeds                     (9,144)               0
Acquisition of products and businesses, net of cash acquired            (13,835)               0
                                                                     ---------------------------

Net cash used in investing activities                                   (25,923)          (1,043)

Financing activities
Repayments on notes payable                                                   0              (75)
Proceeds from sale of common stock, net                                       0           35,916
Proceeds from exercise of stock options and stock warrants                2,930              150
                                                                     ---------------------------
Net cash provided by financing activities                                 2,930           35,991
                                                                     ---------------------------

Increase (decrease) in cash and cash equivalents                        (21,333)          39,702
Cash and cash equivalents at beginning of period                         39,699            1,362
                                                                     ---------------------------
Cash and cash equivalents at end of period                             $ 18,366          $41,064
                                                                     ===========================

See accompanying notes to unaudited condensed financial statements.

                       Bottomline Technologies (de), Inc.
               Notes to Unaudited Condensed Financial Statements
                     (in thousands, except per share data)



NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                      THREE MONTHS ENDED MARCH 31,    NINE MONTHS ENDED MARCH 31,
                                                           2000           1999             2000            1999
                                                  ---------------------------------------------------------------
Numerator:
 Net income (loss)                                      $   554         $1,252            $(2,763)         $2,790
 Accretion to redemption value on redeemable
  common stock                                                0            (14)                 0             (70)

                                                  ---------------------------------------------------------------
Numerator for basic and diluted earnings (loss)
 per share available to common stockholders             $   554         $1,238            $(2,763)         $2,720
                                                  ===============================================================


Denominator:
 Denominator for basic earnings (loss) per share
  available to common stockholders -
  weighted-average shares outstanding                    10,758          8,553             10,676           7,166


 Effect of employee stock options, warrants and
  redeemable common stock                                 1,156          1,306                  0           1,157
                                                  ---------------------------------------------------------------
Denominator for diluted earnings (loss) per share
 available to common stockholders                        11,914          9,859             10,676           8,323
                                                  ===============================================================


Earnings (loss) per share available to common
 stockholders:
  Basic                                                 $  0.05         $ 0.14            $ (0.26)         $ 0.38
                                                  ===============================================================
  Diluted                                               $  0.05         $ 0.13            $ (0.26)         $ 0.33
                                                  ===============================================================


   The effect of stock options is excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2000 as their effect would be anti-dilutive.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES

   Total revenues increased by $3.7 million to $14.1 million in the three months ended March 31, 2000 from $10.4 million in the three months ended March 31, 1999, an increase of 35%.

   Software Licenses. Software license fees increased by $1.8 million to $6.0 million in the three months ended March 31, 2000 from $4.2 million in the three months ended March 31, 1999, an increase of 43%. Software license fees represented 42% of total revenues in the three months ended March 31, 2000 compared to 40% of total revenues for the three months ended March 31, 1999. We believe the increase in software license fees was due primarily to the introduction of our NetTransact product.

   Service and Maintenance. Service and maintenance fees increased by $2.2 million to $5.8 million in the three months ended March 31, 2000 from $3.6 million in the three months ended March 31, 1999, an increase of 63%. Service and maintenance fees represented 41% of total revenues in the three months ended March 31, 2000 compared to 34% of total revenues in the three months ended March 31, 1999. The increase in service and maintenance fees was due primarily to a large service contract during the quarter.

   Equipment and Supplies. Equipment and supplies sales decreased by $345,000 to $2.4 million in the three months ended March 31, 2000 from $2.7 million in the three months ended March 31, 1999, a decrease of 13%. Equipment and supplies sales represented 17% of total revenues in the three months ended March 31, 2000 compared to 26% of total revenues in the three months ended March 31, 1999. The percentage decrease is the result of the overall increase in software license fees and service and maintenance fees.

COST OF REVENUES

   Software Licenses. Software license costs increased by $20,000 to $90,000 in the three months ended March 31, 2000 from $70,000 in the three months ended March 31, 1999, an increase of 29%. Software license costs represented 2% of software license fees in the three months ended March 31, 2000 and 1999.

   Service and Maintenance. Service and maintenance costs increased by $1.2 million to $2.7 million in the three months ended March 31, 2000 from $1.5 million in the three months ended March 31, 1999, an increase of 77%. Service and maintenance costs were 46% of service and maintenance revenues in the three months ended March 31, 2000 compared to 43% of service and maintenance revenues in the three months ended March 31, 1999. Service and maintenance costs increased primarily due to the large service contract completed during the quarter ended March 31, 2000.

   Equipment and Supplies. Equipment and supplies costs decreased by $164,000 to $1.8 million in the three months ended March 31, 2000 from $1.9 million in the three months ended March 31, 1999, a decrease of 8%. Equipment and supplies costs were 75% of equipment and supplies sales in the three months ended March 31, 2000 compared to 72% of equipment and supplies sales in the three months ended March 31, 1999.

OPERATING EXPENSES

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $594,000 to $3.5 million in the three months ended March 31, 2000 from $2.9 million in the three months ended March 31, 1999, an increase of 20%. Sales and marketing expenses were 25% of total revenues in the three months ended March 31, 2000 compared to 28% of total revenues in the three months ended March 31, 1999. The dollar increase was due primarily to additional sales and marketing expenses associated with our ICM acquisition, the NetTransact product and increases in staffing and personnel related costs.

   Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by $1.5 million to $2.5 million in the three months ended March 31, 2000 from $1.0 million in the three months ended March 31, 1999, an increase of 142%. Product development and engineering expenses were 17% of total revenues in the three months ended March 31, 2000 compared to 10% of total revenues in the three months ended March 31, 1999. The increase was due primarily to additional product development and engineering expenses associated with our investment in the NetTransact product and our acquisition of ICM, and increases in staffing and personnel related costs to support our broadening product line.

   General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by $1.2 million to $2.3 million in the three months ended March 31, 2000 from $1.1 million in the three months ended March 31, 1999, an increase of 106%. General and administrative expenses were 16% of total revenues in the three months ended March 31, 2000 compared to 11% of total revenues in the three months ended March 31, 1999. The increase was due primarily to additional general and administrative expenses related to our acquisition of ICM and increases in staffing and personnel related costs.

   Amortization of Intangible Assets. Amortization expense on intangible assets related to our acquisitions was $824,000 for the three months ended March 31, 2000. There was no comparable amount for the three months ended March 31, 1999 since all the acquisitions occurred in fiscal 2000.

   Interest Income, Net. Interest income, net consists of interest income and interest expense. Interest income, net increased by $203,000 to $424,000 in the three months ended March 31, 2000 from $221,000 in the three months ended March 31, 1999. The increase was due to interest earned on the proceeds of our initial public offering.

   Provision for Income Taxes. The provision for income taxes was $370,000 in the three months ended March 31, 2000 compared with $835,000 in the three months ended March 31, 1999. The effective tax rate in the three months ended March 31, 2000 and 1999 was 40%. The effective tax rate in each of the three month periods ended March 31, 2000 and 1999 differed from the federal statutory rate due principally to the effect of state income taxes.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

REVENUES

   Total revenues increased by $5.2 million to $33.7 million in the nine months ended March 31, 2000 from $28.6 million in the nine months ended March 31, 1999, an increase of 18%.

   Software Licenses. Software license fees decreased by $332,000 to $11.3 million in the nine months ended March 31, 2000 from $11.6 million in the nine months ended March 31, 1999, a decrease of 3%. Software license fees represented 34% of total revenues in the nine months ended March 31, 2000 compared to 41% of total revenues for the nine months ended March 31, 1999. We believe the decrease in software license fees was due primarily to a slow down in customer decisions to install new software during the first six months of the fiscal year because of their concerns related to Year 2000 issues.

   Service and Maintenance. Service and maintenance fees increased by $6.3 million to $15.2 million in the nine months ended March 31, 2000 from $8.9 million in the nine months ended March 31, 1999, an increase of 72%. Service and maintenance fees represented 45% of total revenues in the nine months ended March 31, 2000 compared to 31% of total revenues in the nine months ended March 31, 1999. The increase in service and maintenance fees was due primarily to several large service contracts during the period.

   Equipment and Supplies. Equipment and supplies sales decreased by $876,000 to $7.2 million in the nine months ended March 31, 2000 from $8.1 million in the nine months ended March 31, 1999, a decrease of 11%. Equipment and supplies sales represented 21% of total revenues in the nine months ended March 31, 2000 compared to 28% of total revenues in the nine months ended March 31, 1999. We believe the decrease in equipment and supplies sales was due primarily to a slow down in customer decisions to purchase new systems during the first six months of the fiscal year because of their concerns related to Year 2000 issues.

COST OF REVENUES

   Software Licenses. Software license costs decreased by $43,000 to $181,000 in the nine months ended March 31, 2000 from $224,000 in the nine months ended March 31, 1999, a decrease of 19%. Software license costs represented 2% of software license fees in the nine months ended March 31, 2000 and 1999.

   Service and Maintenance. Service and maintenance costs increased by $3.2 million to $7.2 million in the nine months ended March 31, 2000 from $4.0 million in the nine months ended March 31, 1999, an increase of 81%. Service and maintenance costs were 47% of service and maintenance revenues in the nine months ended March 31, 2000 compared to 45% of service and maintenance revenues in the nine months ended March 31, 1999.

   Equipment and Supplies. Equipment and supplies costs decreased by $385,000 to $5.4 million in the nine months ended March 31, 2000 from $5.8 million in the nine months ended March 31, 1999, a decrease of 7%. Equipment and supplies costs were 75% of equipment and supplies sales in the nine months ended March 31, 2000 compared to 71% of equipment and supplies sales in the nine months ended March 31, 1999.

OPERATING EXPENSES

   Sales and Marketing. Sales and marketing expenses increased by $1.8 million to $9.6 million in the nine months ended March 31, 2000 from $7.8 million in the nine months ended March 31, 1999, an increase of 23%. Sales and marketing expenses were 28% of total revenues in the nine months ended March 31, 2000 compared to 27% of total revenues in the nine months ended March 31, 1999. The increase was due primarily to additional sales and marketing expenses associated with our ICM acquisition, the NetTransact product and increases in staffing and personnel related costs.

   Product Development and Engineering. Product development and engineering expenses increased by $2.6 million to $5.5 million in the nine months ended March 31, 2000 from $2.9 million in the nine months ended March 31, 1999, an increase of 89%. Product development and engineering expenses were 16% of total revenues in the nine months ended March 31, 2000 compared to 10% of total revenues in the nine months ended March 31, 1999. The increase was due primarily to additional product development and engineering expenses associated with our investment in the NetTransact product and our acquisition of ICM, and increases in staffing and personnel related costs to support our broadening product line.

   General and Administrative. General and administrative expenses increased by $3.1 million to $6.6 million in the nine months ended March 31, 2000 from $3.5 million in the nine months ended March 31, 1999, an increase of 87%. General and administrative expenses were 19% of total revenues in the nine months ended March 31, 2000 compared to 12% of total revenues in the nine months ended March 31, 1999. The increase was due primarily to additional general and administrative expenses related to our acquisition of ICM and increases in staffing and personnel related costs.

   Acquired In-Process Research and Development and Amortization of Intangible Assets. In-process research and development of $3,900,000 represents one-time charges related to the NetTransact and ICM acquisitions for acquired in-process research and development. In connection with these acquisitions, intangible assets were recorded and are being amortized over periods ranging from 1 to 5 years, yielding amortization expense of $1.4 million for the nine months ended March 31, 2000. There were no comparable amounts for the nine months ended March 31, 1999 since the acquisitions occurred in fiscal 2000.

   Interest Income, Net. Interest income, net consists of interest income and interest expense. Interest income, net increased by $1.1 million to $1.4 million in the nine months ended March 31, 2000 from $260,000 in the nine months ended March 31, 1999. The increase was due to interest earned on the proceeds of our initial public offering.

   Provision (benefit) for Income Taxes. The benefit for income taxes was $1.8 million in the nine months ended March 31, 2000 compared with a provision of $1.9 million in the nine months ended March 31, 1999. The effective tax rate in the nine months ended March 31, 2000 and 1999 was 40%. The effective tax rate in each of the nine month periods ended March 31, 2000 and 1999 differed from the federal statutory rate due principally to the effect of state income taxes.

   Net Loss. The net loss for the nine months ended March 31, 2000 was $2.8 million. The income tax benefit of $1.1 million associated with the operating loss is classified as a component of other current assets. The realization of the operating loss is more likely than not since we are able to carry back these losses to actual income taxes paid in prior years.

LIQUIDITY AND CAPITAL RESOURCES

   We have financed our operations primarily from cash provided by operating activities and the sale of common stock. We had net working capital of $33.0 million at March 31, 2000, including cash and cash equivalents totaling $18.4 million.

   Net cash provided by operating activities was $1.7 million in the nine months ended March 31, 2000. Net cash provided by operating activities during the nine months ended March 31, 2000 was primarily the result of the net income after excluding acquisition related charges and the decrease in accounts receivable, net of the receivables acquired in the ICM acquisition.

   Net cash used in investing activities was $25.9 million in the nine months ended March 31, 2000. Cash was primarily used during this period for acquisitions and purchase of short-term investments. Additionally, cash was used during this period to acquire computer equipment and software for internal use. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending and incur purchase commitments in the ordinary course of business.

   Net cash provided by financing activities was $2.9 million in the nine months ended March 31, 2000. Net cash provided by financing activities was the result of the net proceeds from the exercise of employee stock options.

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

   A SIGNIFICANT PERCENTAGE OF OUR REVENUES TO DATE HAVE COME FROM OUR PAYMENT MANAGEMENT OFFERINGS AND OUR PERFORMANCE WILL DEPEND ON CONTINUED MARKET ACCEPTANCE OF THESE OFFERINGS

   A significant percentage of our revenues to date have come from the license and maintenance of our payment management offerings and sales of related products and services. Any reduction in demand for our payment management solutions, or lack of meaningful growth in the market for electronic and payment management solutions could have a material adverse effect on our business, operating results and financial condition. Our PayBase software products are designed to provide a single platform to control, manage and issue all payments, whether paper-based or electronic, across an enterprise. Our future performance will depend to a large degree upon the market acceptance of PayBase as a payment management solution. Our prospects will also depend upon enterprises seeking to enhance their payment functions to integrate electronic payment capabilities. In addition, our future results will depend on the continued market acceptance of desktop software for use in a departmental setting, including our LaserCheck solution, as well as our ability to introduce enhancements to meet the market's evolving needs for secure, payment management solutions.

OUR FUTURE RESULTS WILL DEPEND UPON MARKET ACCEPTANCE OF OUR NEW BILL PRESENTMENT AND CASH MANAGEMENT PRODUCTS

   Our objective is to be the leading provider of software solutions that enable businesses and financial institutions to create an automated e-business infrastructure to enable, implement and manage movements of cash resources. Part of that strategy is the successful implementation of our NetTransact bill presentment software. We acquired NetTransact from The Northern Trust Company, a financial institution, in July 1999. General availability of the NetTransact product was announced in February 2000. Another part of that strategy is the successful implementation of our web-based BankQuest cash management software. We acquired the BankQuest software in our acquisition of Integrated Cash Management Services, Inc. in October 1999. Commercial introduction of BankQuest occurred during April 2000. If either of these products has any unanticipated performance problems or bugs, or does not enjoy wide commercial success, our long-term business strategy would be adversely affected.

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

OUR BUSINESS CAN BE ADVERSELY AFFECTED BY PROBLEMS WITH THIRD-PARTY HARDWARE

   In a prior fiscal year, we experienced a significant problem with a third-party printer that we were then reselling which had a material adverse effect on our operating results. We revised and enhanced our quality assurance control programs and now utilize multiple printers and printer vendors. However, any repetition of these or similar problems with third party hardware could have a material adverse effect on our business, operating results and financial condition.

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

WE DEPEND ON A FEW KEY EMPLOYEES WHO ARE SKILLED IN E-COMMERCE, PAYMENT METHODOLOGY AND INTERNET AND OTHER TECHNOLOGIES

   Our success depends upon the efforts and ability of our executive officers and key technical employees who are skilled in e-commerce, payment methodology and regulation, and Internet, database and network technologies. We currently do not maintain ``key man'' life insurance policies on any of our employees. While some of our executive officers have employment agreements with us, the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

WE MUST ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL WITH KNOWLEDGE OF ELECTRONIC PAYMENTS AND BILL PRESENTMENT AND THE BANKING INDUSTRY

   We are dependent upon the ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in electronic payment and bill presentment technology and knowledge of the banking industry. Competition for qualified personnel is intense. In addition, our corporate headquarters location in Portsmouth, New Hampshire may limit our access to skilled personnel. Any failure to attract, hire or retain qualified personnel could have a material adverse effect on our business, operating results and financial condition. In addition, we plan to expand our sales and marketing and customer support organizations. Based on our experience, it takes an average of nine months for a salesperson to become fully productive. We cannot assure you that we will be successful in increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

UNDETECTED BUGS IN OUR SOFTWARE COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR SOFTWARE AND DEMAND FOR OUR PRODUCTS

   Our software products could contain errors or ``bugs'' that we have not been able to detect which could adversely affect their performance and reduce demand for our products. Additionally, we regularly introduce new releases and periodically introduce new versions of our software products. Any defects or errors in new products, such as NetTransact or BankQuest, or enhancements could result in adverse customer reactions and negative publicity regarding us and our products and could have a material adverse effect on our business, operating results and financial condition.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY

   We rely upon a combination of patent, copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. However, we cannot assure you that our patents, pending applications that may be issued in the future, or other intellectual property will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the patents will not be challenged, invalidated or circumvented. We enter into agreements with our employees and clients that seek to limit and protect the distribution of proprietary information. We cannot assure you that the steps we have taken to protect our property rights, however, will be adequate to deter misappropriation of proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

     None.

Sales of Unregistered Securities and Use of Proceeds

     None.

Use of Proceeds of Initial Public Offering

     Proceeds of our initial public offering in the amount of $8.5 million were used during the period between July 1, 1999 and March 31, 2000 to acquire Integrated Cash Management Services, Inc.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the third quarter of fiscal year 2000.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27  Financial Data Schedule

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Bottomline Technologies (de), Inc.


   Date: May 15, 2000             By: /s/ Robert A. Eberle

                                      Robert A. Eberle
                                      Executive Vice President,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                       Officer)