Form 10-K405
period 2000-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2000-09-28
CIK 1073349

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

  For the fiscal year ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

 For the transition period from      to     .

                         Commission file number 0-25259

                               ----------------

                       BOTTOMLINE TECHNOLOGIES (de), INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                               02-0433294
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Organization or Incorporation)               Identification No.)

            155 Fleet Street                             03801
       Portsmouth, New Hampshire                       (Zip Code)
    (Address of Principal Executive
                Offices)

                                 (603) 436-0700
               Registrant's telephone number, including area code

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value per share
                                (Title of Class)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's common stock at the close of business on September 20, 2000 was $337,274,423 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The Company has no non-voting stock.

   There were 12,860,408 shares of common stock, $.001 par value per share, of the registrant outstanding as of September 20, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Items 10, 11, 12 and 13 of Part III (except for information required with respect to our executive officers, which is set forth under "Part I--Business-- Executive Officers of the Company") have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2000, a definitive proxy statement for our annual meeting of stockholders. The information required by Items 10, 11, 12 and 13 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

                               TABLE OF CONTENTS

PART I

      Item                                                                                    Page
      ----                                                                                    ----
  1.  Business...............................................................................   1
  2.  Properties.............................................................................  13
  3.  Legal Proceedings......................................................................  13
  4.  Submission of Matters to a Vote of Security Holders....................................  13

PART II
  5.  Market for the Registrant's Common Stock and Related Stockholder Matters...............  14
  6.  Selected Financial Data................................................................  15
  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  16
  7A. Quantitative and Qualitative Disclosures About Market Risk.............................  29
  8.  Financial Statements and Supplementary Data............................................  30
  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  30

PART III
  10. Directors and Executive Officers of the Registrant.....................................  31
  11. Executive Compensation.................................................................  31
  12. Security Ownership for Certain Beneficial Owners and Management........................  31
  13. Certain Relationships and Related Transactions.........................................  31

PART IV
  14. Exhibits, Financial Statements and Schedule, and Reports on Form 8-K...................  32
      Signatures.............................................................................  36

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

Item 1. Business.

The Company

   We provide software solutions that create an e-business infrastructure for use by businesses and financial institutions to present invoices, make payments and conduct electronic banking. Our products and services enable organizations to transition from traditional paper-based billing and payment processes to electronic processes to facilitate e-commerce. We also provide technology for banks and companies to access banking applications over the Internet. Our electronic bill presentment and payment software, NetTransact, provides a secure, interactive system for complex business-to-business transactions that allows companies to present billing information and accept payments over an extranet. Our PayBase payments software provides a Web-interface to control, manage and issue all payments, whether paper-based or electronic, across an enterprise. BankQuest is our electronic banking product that provides Internet-based access to banking applications such as cash management, trade finance and securities processing. SmARt Cash is a software product that improves the efficiency of accounts receivables transactions by automating the process of matching payments and remittance information to open invoices.

   Our products enable customers to leverage the Internet to automate existing operations while increasing security and fraud avoidance. They also complement our customers' existing information systems, accounting applications and banking functions. To integrate with our customers' existing operations, we provide multiple options for delivery of complex invoices and detailed payment or remittance information. We also offer consulting services and related equipment and supplies to help customers plan, design and implement the transition from paper to electronic processes.

   With our recent acquisition of UK-based Checkpoint Holdings, Ltd., we have opened a new distribution channel, expanded our international reach and increased our capacity to support our channel partners and global customers. The acquisition of Checkpoint Holdings represents a growth opportunity for us as we seek to provide our products and services to the global eCommerce marketplace. We have also recently expanded our development capabilities through the acquisition of Flashpoint, Inc., a web-based software development organization based in Boston, MA.

 NetTransact Product

   Our NetTransact product provides a pathway for organizations to move from paper-based to electronic invoicing and payments. NetTransact offers businesses and financial institutions the following benefits:

  . Open and interactive bill presentment technology. NetTransact enables businesses and banks to leverage electronic billing and maintain an open, interactive relationship with customers and corporate account holders. It permits speedy and efficient access to accounts receivable and accounts payable departments, and it disseminates complex billing information wherever required across an organization, regardless of whether the bill is one page or thousands of pages.

  . Facilitation of timely resolution of billing disputes. NetTransact allows payers to review and, if necessary, make adjustments to a bill on-line. For example, if an invoice incorrectly states the number of products delivered, or if a number of items were damaged during shipment, the payer can generate an adjustment that is e-mailed to the biller for resolution and pay the undisputed amount, without having to wait for a new invoice to be transmitted.

  . Cost effective bill presentment solution. NetTransact accelerates cash receipts and reduces days sales outstanding (DSO) for billers by identifying exceptions and providing an efficient means of dispute resolution. NetTransact also provides operational efficiencies to reduce staffing, mailing, processing and audit costs, as well as costs associated with making adjustments and resolving disputes arising in the billing process. Its cost savings and cash flow benefits to both corporate billers and payers offer value enhancements to all participants in the billing process.

  . Improved invoice management for payers. NetTransact allows payers to identify and manage invoices and schedule payments with time sensitive priorities, enhancing their responsiveness and their vendor relationships and enabling them to better take advantage of payment term discounts. NetTransact also streamlines the payables process to provide payers with improved control over cash outflow.

  . Internet based solution. NetTransact leverages the Internet as an effective means of e-commerce and can be integrated with our other Internet solutions to provide a complete bill presentment, payment and banking solution in an Internet environment.

  . Savings to billers through reductions in float. By avoiding the delays associated with preparation of paper bills, their submission by mail and correspondence relating to disputed matters, NetTransact enables enterprises to reduce the expense associated with float on outstanding receivables.

  . Seamless integration with accounting systems NetTransact fully integrates with existing accounting systems to facilitate data transfer into both the receivables and payables functions for the biller and payer respectively.

 PayBase Products

   Our PayBase product suite offers customers the following benefits:

  . Internet/intranets remote access capability. Our PayBase product suite provides users with a secure, convenient means to remotely access and control payment information. PayBase enables enterprises to manage and control payments through the Internet and intranets.

  . Flexible, dual payment process. Our PayBase product suite has been designed to provide customers with a single software solution that permits both paper and electronic payments. PayBase's dual payment capacity gives enterprises the flexibility to manage the transition to electronic payments at a pace compatible with the needs of their vendors and business partners as they evolve in response to market demands and government mandates.

  . Enterprise-wide payment control. Our PayBase product suite offers enterprises a centralized payment control and management system while allowing users to make payments where needed within an organization. PayBase records all payments, transactions and events in a central database, which improves cash management, control of disbursement and receipt functions and audit capabilities. In addition, our PayBase payment control capabilities permit enterprises to readily outsource payment management functions to banks or other third-party suppliers.

  . Cost-effective payment solution. Our PayBase product suite provides operational efficiencies that reduce staffing, mailing, processing and auditing costs as well as costs associated with float, risk of error, fraud and fraud related inquiries. PayBase is designed to be easy to use and implement, limiting the commitment of an enterprise's resources required to achieve operational efficiencies.

  . Open and scaleable technology. Our PayBase product suite runs on one or more application servers using Microsoft Windows operating systems and leading database servers such as Microsoft SQL Server, Oracle and IBM DB2 Universal Server. PayBase's flexible design provides an enterprise with a scaleable solution to meet growing needs and to manage the migration from a department-wide to an enterprise-wide system that provides high levels of performance and supports high volumes of payment activity.

  . Enhanced security and fraud protection. Our PayBase product suite reduces the risk of fraud through a secure, encrypted database and the control of all payment and operator activity. In addition, PayBase can automatically send a file of all checks issued instantaneously to the payer's bank, enabling banks to quickly isolate fraudulent or incorrect checks and to evaluate questionable payments. For its laser-printing process, LaserCheck uses blank paper that is non-negotiable until it is printed and can use specialized magnetic ink character recognition
     (MICR) printers for additional security.

 BankQuest Product

   Our BankQuest product offers customers the following benefits:

  . Internet-based access to banking applications. Our BankQuest product enables banks to provide their corporate and institutional customers with a Web-based interface to access banking services such as trade finance, cash management and securities processing.

  . Increased speed and accuracy in transactions. By providing an electronic interface into banking applications, BankQuest helps banks to improve the processing speed and accuracy of transactions by reducing potential delays and input errors associated with a manual paper-based process.

  . Integration with existing back-office banking systems. Our BankQuest product also serves as an intermediary software solution that integrates with legacy banking applications systems. This enables banks to provide an additional service to their customers without having to incur the expense of rewriting the existing interface for back-office banking functions.

  . Reduced costs associated with electronic banking. Our BankQuest product provides Internet access to banking functions that previously required dedicated resources to implement. By reducing the costs associated with installation and maintenance of these resources, banks can offer Internet-based banking services to additional customers.

Strategy

   Our objective is to be the leading provider of software solutions that enable businesses and financial institutions to create an automated e-business infrastructure to initiate, implement and manage movements of cash resources, including bill presentment and payment and electronic banking software. Key elements of our strategy include the following:

  . Focus on the Internet as the medium for billing, payments, and electronic banking. Our PayBase product allows enterprises to use the Internet or a corporate intranet to make payments from a remote site and to send and receive remittance advices via e-mail. With NetTransact, we provide our customers with an integrated, secure bill presentment and payment solution that can support e-commerce over the Internet. With BankQuest, we enable financial institutions to provide their customers with Internet access to electronic banking functions such as cash management, trade finance and custody services.

  . Develop new products and technologies. We intend to develop new products and technologies which leverage our existing offerings and customer base. To capitalize on the growth of the Internet and e-commerce, and changes in payment technologies and practices, we employ professionals who are skilled in the complex environments of e-commerce, financial EDI, banking and payment and billing systems. Furthermore, our technical staff is experienced in the latest database, networking and software development tools, technologies and methodologies. We intend to leverage this combination of business expertise and technical knowledge to enhance our existing offerings and deliver new products and technologies, including products incorporating XML, an emerging e-commerce interface standard.

  . Expand and leverage strategic relationships. We intend to expand and leverage our relationships with business partners who play a key role in the sales, marketing and distribution of our products. We expect to expand sales through our existing strategic alliances with companies such as Citibank, UPS Capital, FleetBoston Financial, The Northern Trust Company and Princeton eCom, who have selected our software for key platforms and who are offering NetTransact to their customers. We will also pursue new channel partnerships and continue to leverage our relationships with leading technology providers. We also intend to expand our relationships with enterprise resource planning and accounting system vendors, such as Oracle, PeopleSoft and SAP, and with consulting firms that assist companies with the implementation of our products.

  . Pursue strategic acquisitions. We believe that significant opportunities exist to acquire industry expertise and resources to support our product suite, to increase our product offerings and distribution and to provide access to international markets. This will assist us in achieving our goal of providing a comprehensive business-to-business e-commerce infrastructure to initiate, implement and manage movements of cash resources to the worldwide market. We therefore intend to continue to actively pursue acquisitions of such technologies, as well as opportunities to broaden our client base and/or expand our geographic presence.

  . Leverage our acquisition of CheckPoint Holdings, Ltd. In acquiring CheckPoint Holdings, Ltd., we have opened a new distribution channel, expanded our international reach and increased our capacity to support our global customers and channel partners. We intend to leverage the acquisition by introducing our products internationally through Checkpoint and enhancing our existing products with CheckPoint's expertise.

  . Further penetrate customer base. We intend to further penetrate our existing customer base, which we believe is only in the early stages of implementing electronic bill presentment and payment solutions. Additional sales opportunities to our existing customers include:

    . cross-selling our electronic bill presentment software to increase overall sales of an integrated electronic invoicing and payment solution to our existing customers;

    . selling our electronic banking product to financial institutions that are existing customers and can benefit from its application;

    . expanding department level installations to encompass an enterprise's entire payment system;

    . adding complementary payment capabilities through sales of additional software modules, such as electronic payment and receipt creation or check fraud avoidance;

    .  introducing software upgrades marketing new products; and

    . generating additional revenues from our customer base by providing maintenance and support services and selling supplies.

  .  Expand customer base. We intend to expand our broad customer base by:

    . supporting our existing co-marketing relationships to introduce our products to their customer base;

    . adding additional co-marketing relationships with financial organizations and hosting partners to re-market our products;

    .  enhancing our direct sales force to market to large enterprises;

    . targeting sales opportunities with financial institutions by leveraging our experience and industry recognition as the developer of FedEDI, the Federal Reserve System's financial Electronic Data Interchange or EDI software solution; and

    .  pursuing strategic acquisitions.

  . Expand international capabilities. We intend to enhance our products with additional functionality to expand their use in international markets. We believe that this will enable us to better accommodate existing and future customer needs. We have begun initiatives to extend product capabilities to accommodate multiple language output, multiple currency requirements and international standards.

Products and Services

   Our software products enable enterprises to electronically present bills to their customers, control, manage and issue all payments, whether paper-based or electronic, and access electronic banking functions. We also offer complementary add-on functionality software for our payment products that customers can select according to their specific needs, as well as hardware to complement our software product offerings. Our software products are further enhanced by an experienced and integrated consulting service and support system. These consultants help customers to plan, design, implement and manage an organization's transition from paper-based to electronic invoicing and payments to enhance operational productivity and customer satisfaction.

 NetTransact Product

   NetTransact supports corporate billing applications through features that are designed to meet the specific needs of the business-to-business environment. NetTransact is a secure interactive system that allows companies to present billing information and accept payment for transactions. NetTransact operates on an extranet-based Web site in which both billers and payers have an electronic interface. The NetTransact system integrates with the billers' and payers' existing receivables and payables management processes and provides trading partners with opportunities to communicate online before funds are transferred. Payers have the ability to review invoices online, modify them if necessary, approve them for payment and schedule the date of funds transfer to take advantage of payment discount terms. NetTransact is currently configured to make payments using the Automated Clearing House (ACH) and represent authorized debits to the payer's account.

   NetTransact provides benefits to both billers and payers, creating business value for trading partners. Its benefits include:

  .  Benefits to Billers

    . improved cash management by accelerating receipts to reduce total days sales outstanding;

    .  reduction in administrative costs in accounts receivable;

    .  improved billing accuracy;

    .  real-time access to credit risk management and income forecasting;

    . streamlined operations with the ability to resolve billing differences online before funds are transferred; and

    . ability to conduct electronic transactions with customers not configured for electronic data interchange (EDI).

  .  Benefits to Payers

    . streamlined payables processing with improved cash management and more control over payment schedules to manage cash flow;

    .  increased opportunity to take advantage of biller discount terms;

    . lower costs through a reduction in data-entry costs and automatic payment through accounts payable;

    . improved communication with business partners through online resolution of billing differences both on an entire-bill or line-by-line basis; and

    . Internet access to participate in electronic transactions without incurring additional costs for financial electronic data interchange
       (EDI) hardware or software resources.

 PayBase Products

   PayBase provides a single software solution to control, manage and issue all payments across an entire enterprise. PayBase includes the following modules and offerings, which can be purchased as separate products or together:

   PayBase ASP (Application Service Provider) Offering. Our PayBase ASP offering provides organizations with a license to manage and distribute Bottomline's payment solutions to their customers across a wide area network from a centrally managed data center. The PayBase ASP product is designed to assist application service providers in responding to their customer's demand for secure third-party management of their payments process. The ASP offering for PayBase can be either client server or Web-based and it includes the ESP (electronically sent payments) module, ERADS (electronic remittance advice delivery system) module and laser check module.

   ESP (Electronically Sent Payments) Module. The ESP module allows users to create electronic payments, facilitating the transition from paper checks to electronic funds transfer (EFT). This module permits users to create electronic payment files for their banks that meet the industry requirement of NACHA--The Electronic Payments Association, and other financial EDI (FEDI) protocols. With this module, users can process instructions received from a payment system, such as payroll or accounts receivable. The PayBase ESP module can also create electronic tax payments in the formats required by federal and state governments. When the ESP module is installed with our LaserCheck printing software module, PayBase can create both electronic payments and checks during the same payment run. The ESP module also can create financial EDI payments that will allow vendors to automatically post financial EDI remittance information to their accounts receivable system. This feature eliminates the need for vendors to manually enter information into accounting ledgers, saving time and preventing mistakes.

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

   PayBase Web Series (Internet/Intranet Access) Modules. The Web Series Internet/intranet access modules extend the functionality of PayBase to the Internet. PayBase Web Series allows enterprises to use the Internet or a corporate intranet to request, approve and initiate payments from remote sites, including locations that are not linked by a corporate network. Web Series can also provide automatic e-mail delivery of remittance advice both internally and to third parties such as vendors, customers and employees. Web Series incorporates administration software that maintains central payment information that can be accessed on the Internet or over an intranet by authorized users to approve payments, review payment status and correct data as appropriate.

   PayView Module. The PayView module allows users to store and retrieve electronic images of printed documents from financial applications such as payroll, vendor payments, purchase order creation, claims payment and travel and expense reimbursement. These images can be automatically e-mailed or faxed to a recipient at the time of creation, reducing costs and delays associated with the printing and handling of paper documents.

   LaserCheck Module. The LaserCheck module allows users to print checks, including all variable data, such as magnetic ink character recognition lines, logos and signatures, on blank paper using a laser printer. This module can be deployed over the user's network or the Internet wherever it is needed, whether in a centralized printing facility, the issuing department or in a remote location. With the module's CheckSort feature, users can sort checks to lower postage rates and can produce copies in a specified order to simplify filing. LaserCheck also provides password protection, as well as hardware and software security features, and initiates printing of all checks, confirmation notices and reports.

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

 BankQuest Product

   Our BankQuest product allows banks to provide their corporate and institutional customers with electronic banking functions such as cash management, trade finance and custody services over a browser-based platform. This improves the processing speed and accuracy of banking functions by reducing potential delays and input errors associated with a paper-based process.

   BankQuest acts as an intermediary software solution that integrates with a bank's legacy systems to enable electronic banking services to their customers without the bank having to incur the expense of rewriting the existing code and applications for their back-office functions. Additionally, banks reduce costs and resources associated with implementing and supporting hardware/software interfaces for their corporate and institutional customers. In reducing these costs, banks also have the potential to extend their electronic banking services to additional customers that were previously restricted by the costs associated with installation and maintenance.

 SmARt Cash

   SmARt Cash is a software product that improves the efficiency of accounts receivables transactions by automating the process of matching payments and remittance information to open invoices. SmARt Cash interfaces with the lockbox services of banks and receives a variety of source data which is processed to match more accurately with the open invoices of the customer. In this manner, the SmARt Cash software helps to automate the cash application process for accounts receivables and reduces the clerical function of data entry and the errors associated with a manual process. Our SmARt Cash product is available to both banks and corporate customers.

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

 Equipment and Supplies

   We offer consumable products needed for payment disbursements and check printing, including magnetic ink character recognition toner and blank-paper check stock. We also provide printers and printer-related equipment, primarily through drop-ship arrangements with our hardware vendors, to enhance our software product offerings. We have reseller agreements with the two leading secure magnetic ink character recognition printer manufacturers in the country, Troy Systems, which primarily uses Hewlett Packard printers, and Source Technology, which primarily uses Lexmark printers.

Technology

   Our technology focus is on the industry standards for Internet and client server platforms. NetTransact, our web-based invoice presentment and payment system, converts an organization's existing billing file through proprietary mapping tools into a file that is accessible over the Internet. This file is transferred using file transfer protocol (FTP) to a secure hosting facility where the payer can access the invoice using standard Web-browser technology. Once the payer has reviewed the invoice and made any adjustments, either on the total invoice or on a line-by-line basis, the payer approves the amount to be paid and selects a payment date. On the payment date, NetTransact generates a payment file that contains the bank routing information and account numbers for both the payer and biller along with the remittance information. Upon receipt of the file, the biller's bank initiates a secure debit through the Automated Clearing House that transfers the funds from the payer's designated account to the biller's designated account.

   The server platform for NetTransact is based on Sun Enterprise architecture. For cross platform capabilities, it is written using the Internet-standard Java programming language in conjunction with iPlanet Application Server. The data for NetTransact is stored using database servers such as Sybase Adaptive Server and Oracle 8i. Database connectivity within the system is accomplished through the use of JDBC (java database connectivity). The security architecture for NetTransact is based on sophisticated security protocols that support firewalls, Secure Socket Layer, HTTPS (hyper text transfer protocol secure) and digital certificates.

   PayBase/32/, our advanced 32-bit payment processing software, has been designed using a client/server architecture. The server platform supports open database connectivity (ODBC) compliant Unix and Windows NT databases. The server platform is the warehouse for information relating to the customer's payment solution, including security tables, application form parameters and audit tables. The client workstation houses the PayBase executable programs. This design enables PayBase to be highly scaleable for both distributed and high volume centralized check printing, as well as electronic payment origination. The client workstation interacts with the database to ascertain authority, to retrieve information to create the form and to update the audit tables with transaction information and payment result information. Print output can be sent to any addressable network printer. The ESP and Check Fraud Avoidance modules are bundled with communication software that allows scripting of the data transmission. Transmission can be executed from any client workstation.

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

   Our electronic banking product, BankQuest, provides web-enabled information reporting and transaction initiation, supporting a bank's cash management, trade finance and custody business. The information reporting modules can receive information from multiple back-office processing systems and consolidate the information to be reported with up to eight levels of sub reporting. The transaction initiation module allows the bank to present customized instruction screens that replicate functions and features normally reserved for a workstation environment.

   The BankQuest platform is made up of three main components, web servers, database servers and hub servers. The web servers are independently scalable and can be expanded for a high volume of simultaneous users. The database servers are based on industry standards such as Microsoft and Oracle servers and they are also independently scalable to service the required transaction traffic and volume. The hub servers support data reformatting and interface functions and are also scalable in order to be configured to meet the service level requirements that are committed to clients in terms of data availability and processing rates.

   For security, BankQuest provides Secure Socket Layer 3 and 128-bit encryption. To meet our customer's security requirements, BankQuest also provides supplemental security infrastructures such as digital signatures and smart cards through our security partner, Ubizen. BankQuest also provides application level security through an administrative tool that allocates access levels for users along with types of information available to users.

Product Development and Engineering

   Our product development and engineering organization included 92 persons as of June 30, 2000. There are three primary development groups: software engineering, quality assurance and technical support. We spent $3.2 million in fiscal year 1998, $4.0 million in fiscal year 1999 and $8.6 million in fiscal year 2000 on product development and engineering costs.

   The software engineers have substantial experience in advanced software development techniques as well as extensive knowledge of the complex processes involved in business payment systems. Our engineers actively participate in the Microsoft Developer Network programs and maintain extensive knowledge of software development trends.

   Our quality assurance engineers have both extensive knowledge of our products and expertise in software quality assurance techniques. Members of the quality assurance group make extensive use of automated software testing tools to facilitate comprehensive and timely testing of products. The quality assurance group members participate in all beta releases, including all tests of new products or enhancements, and provide initial training materials for customer support and service.

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

Sales and Marketing

 Sales

   As of June 30, 2000, we employed 57 sales executives trained on Bottomline's systems. Among these sales executives, 51 were divided among six geographical markets and focused on sales to large and medium sized enterprises and six of were focused exclusively on sales to large banks and financial institutions. Eight systems engineers support our sales executives. We also have a dedicated telephone-sales team that markets new applications, software upgrades and additional services to our existing customers. In addition to our direct selling efforts, we promote our products and services through strategic relationships with our channel partners.

   In support of our NetTransact product, Bottomline has relationships with leading organizations including Citibank, UPS Capital, FleetBoston Financial, The Northern Trust Company and Princeton eCom. We expect these companies to broaden our distribution channel and support our position in the market. We also promote our products and services through relationships with enterprise resource planning and accounting system vendors, such as Oracle, PeopleSoft and SAP.

 Marketing

   We promote products and services through conferences, seminars, direct marketing and trade publications. Our marketing partners sponsor joint mailings and seminars and issue joint press releases with us, as well as advertising our on their web sites. We also maintain membership in key industry organizations such as Financial Services Technology Consortium, Microsoft Value Chain Initiative, American Bankers Association and various operating committees of NACHA--The Electronic Payments Association. In addition, we participate in industry conferences such as the Association for Financial Professionals, NACHA--The Electronic Payments Association, Payments, American Payroll Congress and National User Conferences of Software Partners. We also promote brand awareness through our public relations program and by advertising in respected buying guides.

Competition

   We encounter competition from various sources for each of our products. For NetTransact, most companies that are marketing electronic bill presentment solutions have been primarily focused on business-to-consumer applications, such as electronic presentment of utility bills, telephone bills and cable service bills. If these companies expand their focus to include business-to-business applications, we may encounter increased competition from companies in this industry such as CheckFree, eDocs, Just-In-Time, Spectrum, Derivion and Metavante.

   We also expect to encounter competition for NetTransact from companies entering the business-to-business electronic bill presentment and payment market along with some financial institutions, including large banks, that are developing internal capabilities such as PNC Bank in conjunction with Perot Systems.

   For PayBase, we currently compete primarily with companies that offer a broad suite of electronic data interchange products, companies that provide a broad spectrum of electronic payments solutions, such as CheckFree, and companies that offer laser check printing software and services. To a lesser extent, we compete with providers of enterprise resource planning solutions, such as SAP and PeopleSoft, and providers of traditional payment products, including check stock and check printing software and services, such as Standard Register. In addition, some financial institutions operate as outsourced providers of check printing and electronic payment services for their customers. We also experience competition from our customers and potential customers who develop, implement and maintain their own payment solutions.

   For BankQuest, we primarily compete with companies, such as S1, that offer a wide range of financial services including electronic banking applications. We also encounter competition from companies that provide traditional treasury workstation solutions. These companies include Brokat Financial Services, Magnet Communications and Politzer and Haney. In addition, we compete with a bank's internal technical development teams that develop and implement their own proprietary solution.

   For all of our products, we believe we compete on a number of factors, including:
  .  scope, quality and cost-effectiveness of our solutions;
  .  industry knowledge and expertise;
  . interoperability of solutions with existing information technology and payments infrastructure;
  .  product performance and technical features;
  . patented and proprietary technologies; and . customer service and support.

   Although a number of our competitors may be better positioned to compete in certain aspects of the payments industry, we believe that our market position is enhanced by:
  . our ability to provide a comprehensive e-business infrastructure for use by businesses and financial institutions to present invoices, make payments and conduct electronic banking;
  .  our relationships with our strategic partners;
  .  our large customer base; and
  . the level of industry expertise of our development, sales and customer service and support professionals.

   Although we believe that we compete favorably in our industry, the markets for payment management, electronic bill presentment and electronic banking software are intensely competitive and characterized by rapid technological change and a number of factors could adversely affect our ability to compete in the future.

Backlog
   At the end of fiscal year 2000, backlog, including deferred revenue, was $31 million compared with backlog of $8.3 million at the end of fiscal year 1999. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into revenue in any subsequent period.

Proprietary Rights
   We rely upon a combination of patents, copyrights, trademarks and trade-secret laws to establish and maintain proprietary rights in our technology and products. We have filed patent applications relating to our products. However, there can be no assurance that our patent applications, or any others that may be filed in the future will issue or will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the issued patents will not be challenged, invalidated or circumvented. In addition, we rely upon a combination of copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. Given the rapidly changing nature of the industry's technology, the competence and creative ability of our development, engineering, programming, marketing and service personnel may be as or more important to its competitive position as the legal protections and rights afforded by patents. We also enter into agreements with our employees and clients that seek to limit and protect the distribution of proprietary information. There can be no assurance that the steps we have taken to protect our property rights, however, will be adequate to deter misappropriation of proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual proprietary rights.

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

   Federal regulations require that all federal payments, other than payments under the Internal Revenue Code of 1986, must be made electronically. These regulations required that the conversion from checks to electronic payments be made in two phases. During the first phase, recipients who became eligible to receive federal payments on or after July 26, 1996 were required to receive payments electronically unless they certified in writing that they did not have an account with a financial institution or an authorized payment agent. The second phase began on January 2, 1999. Beginning on that date, all federal payments, except payments made under the Internal Revenue Code, are required to be made electronically.

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

Executive Officers of the Registrant

   Our executive officers and their respective ages as of September 25, 2000, are as follows:

Name                     Age Positions
----                     --- ---------
Daniel M. McGurl........  64 Chairman of the Board and Chief Executive Officer
Joseph L. Mullen........  47 President, Chief Operating Officer and Director
Robert A. Eberle........  39 Executive Vice President, Chief Financial Officer, Treasurer and Director
Paul Bergeron...........  56 Executive Vice President and Group Executive, Global Sales
Leonard J. DiIuro, Jr...  53 Executive Vice President and Group Executive, National Sales
Peter Fortune...........  41 President of Checkpoint

   Daniel M. McGurl, one of our founders, has served as Chairman of the Board of Directors and Chief Executive Officer since May 1989. From May 1989 to September 2000, Mr. McGurl served as President. From 1987 to 1989, Mr. McGurl served as Senior Vice President of State Street Bank and Trust Company. Prior to 1987, Mr. McGurl held a variety of positions at IBM Corporation, including Director of Marketing Planning and Director of Far East Operations.

   Joseph L. Mullen has served as a director since July 1996 and President and Chief Operating Officer since September 2000. He served as Executive Vice President of Operations from July 1996 to September 2000, and served as Vice President of Sales and Marketing from July 1991 to July 1996. From 1977 to 1989, Mr. Mullen held a variety of positions at IBM Corporation, including Marketing Manager and Northeast Area Market Planning Manager.

   Robert A. Eberle has served as a director since September 2000 and Executive Vice President, Chief Financial Officer and Treasurer since September 1998. From December 1996 to September 1998, Mr. Eberle served as Executive Vice President of Telxon Corporation, a mobile computing and wireless data company, with primary responsibility for its Technical Subsidiaries Group. From August 1994 to December 1996, Mr. Eberle served as Executive Vice President and Chief Operating Officer of Itronix Corporation, a designer and manufacturer of notebook and hand-held computers and then a subsidiary of Telxon Corporation, with primary responsibility for the financial and operational performance for the company. From August 1993 to August 1994, Mr. Eberle served as Vice President of Corporate Development of Telxon Corporation, with primary responsibility for acquisitions, strategic relationships and its investment portfolio.

   Paul Bergeron has served as Executive Vice President and Group Executive, Global Sales since August 2000. From December 1997 to August 2000, Mr. Bergeron served as an independent consultant. From June 1995 to November 1997, Mr. Bergeron served as President of Charter Systems, an Internet services company that offered consulting, design, implementation and support of computer networks. From March 1991 to December 1994, Mr. Bergeron served as Vice President, European Operations for Borland International, Inc. From December 1990 to March 1991, Mr. Bergeron served as President of Interbase, an independently operated relational database company and then a subsidiary of Ashton-Tate. From August 1986 to November 1990, Mr. Bergeron served as Director of International Sales for Stratus Computer , a manufacturer of computer platforms and applications. Prior to 1986, Mr. Bergeron held a variety of executive and sales positions at IBM, Wang, Interbase, Stratus Computer and Banyan Systems.

   Leonard J. DiIuro, Jr. has served as Executive Vice President and Group Executive, National Sales since August 2000. He served as Executive Vice President, Sales from July 1998 to August 2000, and served as Vice President of Business Development from July 1996 to July 1998. From July 1994 to July 1996, Mr. DiIuro served as Vice President of Strategic Alliances and Area Manager, and from May 1993 to July 1994 as Vice President of Strategic Alliances. Prior to 1993, Mr. DiIuro held a variety of positions at IBM Corporation, including Business Unit Executive, Branch Manager and Area Marketing Planning Manager.

   Peter Fortune has served as President of Checkpoint since August 2000. From May 1993 to August 2000, Mr. Fortune served as Executive Director of Checkpoint Security Services Limited and from March 1999 to August 2000, he served as Chief Executive Officer of Checkpoint Holdings. From January 1990 to March 1999, Mr. Fortune held a variety of positions at Checkpoint, including Managing Director for Security Print and Outsourced Services, General Manager of Security Print Operations and Head of Product Management. Prior to January 1990, Mr. Fortune held various positions at Unisys Corporation, including Director of Customer Services for UK Printing Operations.

Employees

   As of June 30, 2000, we had a total of 365 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good.

Item 2. Properties.

   We currently lease approximately 54,000 square feet of office space at our headquarters in Portsmouth, New Hampshire under 4 leases that expire from 2001 to 2002. We also lease offices in San Francisco, California; Lakewood, Colorado; Great Neck, New York; and New York, New York. In August 2000, we entered into a lease for approximately 83,000 square feet of space for a new headquarters facility in Portsmouth, New Hampshire. This new construction is scheduled to be completed in June 2001 with occupancy to occur in July 2001.

Item 3. Legal Proceedings.

   From time to time we may be named in claims arising in the ordinary course of business. Currently, no significant legal proceedings or claims are pending.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.

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

     Period                                                     High      Low
     ------                                                     ----      ---
     Fiscal 1999
       Third quarter (commencing February 12, 1999).......... $98       $14
       Fourth quarter........................................ $73 3/4   $32
     Fiscal 2000
       First quarter......................................... $56 1/4   $12 5/8
       Second quarter........................................ $52 11/16 $13 3/4
       Third quarter......................................... $50 1/2   $31
       Fourth quarter........................................ $54 7/8   $23 3/4
     Fiscal 2001
       First quarter (through September 20, 2000)............ $36 3/4   $19 7/16

   As of September 20, 2000, there were approximately 197 holders of record of our common stock.

   The closing price for our common stock on September 20, 2000 was $36 1/4. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers. However, this should not be deemed to constitute an admission that all these persons are, in fact, affiliates of ours, or that there are not other persons who may be deemed to be affiliates of ours.

   We have never paid dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock for at least the next fiscal year.

Sales of Unregistered Securities and Use of Proceeds

   In June 2000, United Technologies Corporation purchased 307,882 shares of common stock for an aggregate consideration of $9,951,000, net of expenses. In connection with the equity investment, we issued warrants for the purchase of 307,882 shares of common stock to United Technologies Corporation at an exercise price of $38.00. The warrants were fully vested and exercisable upon date of issuance. The proceeds will be used for working capital purposes.

   In April 2000, we issued warrants to Citibank for the right to purchase 324,000 shares of common stock at an exercise price of $55.00. The warrants were fully vested and exercisable upon date of issuance.

   These securities were not registered under the Securities Act of 1933, as amended ("the Act") pursuant to the exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

Use of Proceeds of Initial Public Offering

   On February 12, 1999 we made an initial public offering of 3,910,000 shares of common stock registered under a Registration Statement on Form S-1 (Registration No. 333-67309), which was declared effective by the Securities and Exchange Commission on February 11, 1999. Proceeds of our initial public offering were used during the period between July 1, 1999 and June 30, 2000 in the amount of $14.6 million to acquire software and related proprietary intellectual property, assets and certain liabilities from The Northern Trust Company, Integrated Cash Management Services, Inc., and OLC Software, Inc.

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

                                         Fiscal Year Ended June 30,
                                  -------------------------------------------
                                   1996     1997     1998     1999     2000
                                  -------  -------  -------  ------- --------
                                   (In thousands, except per share data)
Statements of Operations Data:
Revenues:
  Software licenses.............. $ 4,689  $ 6,392  $ 9,887  $15,885 $ 19,483
  Service and maintenance........   4,580    6,729    9,701   12,422   19,870
  Equipment and supplies.........   8,798    9,005    9,449   10,996    9,781
                                  -------  -------  -------  ------- --------
    Total revenues...............  18,067   22,126   29,037   39,303   49,134
Cost of revenues:
  Software licenses..............      27      160      215      261      561
  Service and maintenance........   2,655    4,206    4,261    5,323    9,733
  Equipment and supplies.........   5,361    6,410    6,526    7,999    7,252
                                  -------  -------  -------  ------- --------
    Total cost of revenues.......   8,043   10,776   11,002   13,583   17,546
                                  -------  -------  -------  ------- --------
Gross profit.....................  10,024   11,350   18,035   25,720   31,588
Operating expenses:
  Sales and marketing
    Sales and marketing..........   4,190    6,631    7,675   10,969   13,784
    Expense associated with
     warrants issued.............     --       --       --       --    11,902
  Product development and
   engineering
    Product development and
     engineering.................   1,237    2,185    3,158    3,971    8,580
    In-process research and
     development.................     --       --       --       --     3,900
  General and administrative
    General and administrative...   3,044    4,266    4,372    4,755    8,606
    Amortization of intangible
     assets......................     --       --       --       --     2,311
                                  -------  -------  -------  ------- --------
  Total operating expenses.......   8,471   13,082   15,205   19,695   49,083
                                  -------  -------  -------  ------- --------
Income (loss) from operations....   1,553   (1,732)   2,830    6,025  (17,495)
Interest income (expense), net...      (6)     (56)     (50)     726    1,830
                                  -------  -------  -------  ------- --------
Income (loss) before provision
 (benefit) for income taxes......   1,547   (1,788)   2,780    6,751  (15,665)
Provision (benefit) for income
 taxes...........................     664     (536)   1,177    2,700   (1,400)
                                  -------  -------  -------  ------- --------
Net income (loss)................ $   883  $(1,252) $ 1,603  $ 4,051 $(14,265)
                                  =======  =======  =======  ======= ========
Earnings (loss) per share
 available to common
 stockholders:
  Basic.......................... $  0.14  $ (0.23) $  0.24  $  0.50 $  (1.33)
                                  =======  =======  =======  ======= ========
  Diluted........................ $  0.11  $ (0.23) $  0.20  $  0.43 $  (1.33)
                                  =======  =======  =======  ======= ========

                                               Fiscal Year Ended June 30,
                                           -----------------------------------
                                           1996   1997     1998   1999   2000
                                           ----- -------  ------ ------ ------
                                            (In thousands, except per share
                                                         data)
Shares used in computing earnings (loss)
 per share available to common
 stockholders:
  Basic................................... 5,693   5,986   6,314  7,988 10,744
                                           ===== =======  ====== ====== ======
  Diluted................................. 7,001   5,986   7,316  9,170 10,744
                                           ===== =======  ====== ====== ======
Other Data:
Excluding non-cash charges for expense
 associated with warrants issued and
 acquisition-related charges:
  Income (loss) after tax................. $ 883 $(1,252) $1,603 $4,051 $1,469
                                           ===== =======  ====== ====== ======

   The other data above consists of income (loss) after tax excluding non-cash charges for expense associated with warrants issued, in-process research and development and amortization of intangible assets and goodwill associated with acquisitions. We have provided this other data as we consider it relevant to allow for comparability with other companies in similar businesses who present such information. Other companies, however, may calculate it differently than we do. The other data is not a measurement of financial performance under accounting principles generally accepted in the United States.

                                              Fiscal Year Ended June 30,
                                         -------------------------------------
                                          1996   1997   1998    1999    2000
                                         ------ ------ ------- ------- -------
                                                    (In thousands)
Balance Sheet Data:
Cash and cash equivalents............... $1,080 $  827 $ 1,362 $39,699 $27,292
Marketable securities...................    --     --      --      --   11,222
Working capital.........................  3,123  2,476   3,884  43,710  40,976
Total assets............................  9,144 10,481  11,301  55,146  71,280
Short-term and long-term debt...........    597  1,384      75     --      --
Redeemable common stock, at redemption
 value..................................  1,148  1,246   1,353     --      --
Stockholders' equity....................  3,708  2,680   4,368  45,915  57,128

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

   We provide a complete suite of applications to help our customers leverage the Internet to reduce costs, streamline operations and improve existing processes for payments. In 1989, we released our first product, LaserCheck for DOS, to offer companies a cost-effective means to issue checks using specialized laser printers and toners, eliminating the need for pre-printed, negotiable check stock. In 1992, we entered into an arrangement with Xerox Corporation to sell an advanced laser printer and newly developed magnetic ink character recognition toners. Over the next few years we became one of the largest re-sellers of Xerox Corporation magnetic ink character recognition products. We then adapted our LaserCheck products to run on Windows 3.X and Windows 95 operating platforms and developed new check fraud avoidance software applications. Our PayBase payments software now provides a Web-interface to control, manage, and issue all payments, whether paper-based or electronic, across an enterprise.

   During fiscal year 2000, in order to expand our suite of applications, we acquired NetTransact, an electronic bill presentment and payment software product from The Northern Trust Company. NetTransact allows companies to present billing information and accept payments over a secure, interactive system for complex business-to-business transactions. We also acquired certain assets and assumed certain liabilities from Integrated Cash Management, Inc.
(ICM), whose BankQuest software offers powerful cash management tools and Internet access to advanced banking applications. BankQuest provides Internet-based access to back-office banking applications such as cash management, trade finance and securities processing. We also acquired all the outstanding shares of OLC Software, Inc., whose SmARtCash product improves the efficiency of accounts receivable transactions by automating the process of matching payments and remittance information to open invoices.

   On August 28, 2000 we acquired two companies, U.K.-based Checkpoint Holdings, Ltd. (Checkpoint) and Flashpoint, Inc. (Flashpoint) a professional software development company. In acquiring Checkpoint, we have opened a new distribution channel, expanded our international reach and increased our capacity to support our global customers and channel partners. We intend to leverage the acquisition by introducing our products internationally through Checkpoint and enhancing our existing products with CheckPoint's expertise.

   Our goal is to be the leading provider of software solutions that enable businesses and financial institutions to create an automated e-business infrastructure to initiate, implement and manage the movements of cash resources. Our customer base, now at over 2,500 companies, are in industries such as financial services, health care, communications, education, media, manufacturing and government. We provide our products and services to the leading organizations in virtually every industry and currently include over half of the Fortune 100 companies as our customers.

   Our revenues are primarily derived from the following three sources:

  . Software License Fees. We derive software license revenues from our suite of software applications, which are generally based on the number of software applications and user licenses purchased, including PayBase, NetTransact and BankQuest. Fees from the sale of these software licenses are generally recognized upon delivery of the software to the customer. Certain software arrangements are recognized on a percentage of completion basis due to the fact that they require significant customization and modification.

  . Service and Maintenance Fees. We derive service and maintenance revenues from (a) consulting, design, project management and training fees which are fixed on a project-to-project basis, (b) customer support and maintenance fees and (c) customer-specific customization of our BankQuest product. Revenues relating to custom consulting, design and service fees are recognized at the time services are rendered. Customer support and training fees are established as a percentage, typically 18% of the list price for the software license, and are prepaid annually. Support and maintenance agreements generally have a term of 12 months and are renewable annually. We recognize revenues related to customer support and maintenance fees ratably over the life of the agreement. Certain service contracts are recognized on a percentage of completion basis due to extensive customization and lengthy implementation.

  . Equipment and Supplies Sales. We derive equipment and supplies revenues from the sales of printers, check paper and magnetic ink character recognition toners that are recognized at the time of delivery.

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

Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission published Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Due to a variety of implementation questions that have arisen, the Securities and Exchange Commission (SEC) has deferred the implementation of SAB 101 until no later than the fourth quarter for fiscal years beginning after December 15, 1999. The SEC is expected to issue further interpretive guidance in the fall of 2000. We will adopt SAB 101 no later than the fourth quarter of the fiscal year ending June 30, 2001. We are still assessing the impact of adopting SAB 101 and do not expect to make a definitive assessment until the further guidance is issued.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Interpretation 44 clarifies guidance for certain issues that arose in the application of APB 25. Areas of focus within Interpretation 44 include repricings, modifications to extend the option term, change of grantee status, modifications to accelerate vesting and options exchanged in a purchase business combination. Interpretation 44 will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000. Effective July 1, 2000, should these types of transactions occur, we will account for them under APB 25 as clarified by Interpretation 44.

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet effective July 1, 2000 at their fair value. We will adopt SFAS 133, as amended by SFAS 137 effective July 1, 2000. We do not expect the adoption of SFAS 133 to have a material impact on our results of operations or financial position.

Recent Developments

   On August 28, 2000 we acquired Checkpoint Holdings, Ltd. and Flashpoint,
Inc.

   Checkpoint, based in Reading, England, is an eCommerce and electronic payments software provider. By acquiring Checkpoint's technology, expertise and customer base, we opened a new distribution channel that will significantly enhance our international growth opportunities. The transaction is valued at approximately $82 million, including $15 million in cash consideration, $20 million in the form of a promissory note, 1,350,000 newly issued shares of common stock, a warrant to purchase 100,000 shares of common stock at a price of $50 per share and acquisition related costs. We will account for the transaction as a purchase and will report Checkpoint's financial results under our current revenue classifications.

   Flashpoint is a professional software development company based in Boston, MA. Flashpoint has core expertise in Windows-based software development, leading browser applications and programming languages including C++, Java and XML. The purchase price is approximately $14.5 million, consisting of $4.5 million in cash, 242,200 newly issued shares of common stock, the assumption of all outstanding stock options of Flashpoint and acquisition related costs. We will exchange all outstanding stock options of Flashpoint for our options based on the transaction conversion ratio. We will account for the transaction as a purchase.

   The Company is evaluating and making preliminary assessments of the purchase price allocation. The Company's early assessment is that a significant amount of the purchase price will result in identifiable intangibles and goodwill and will result in significant amounts of amortization in future years, including fiscal year 2001. The Company's analysis is not yet complete but the Company estimates the expected useful life to be in the three to five year range.

   In August 2000, we made a $900,000 equity investment in Princeton eCom, an electronic bill presentment and payment services provider, and a $500,000 equity investment in Magnet Corporation, a business-to-business e-finance infrastructure and services provider. Both of these investments will be accounted for on the cost basis.

Results of Operations

   The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                         Fiscal Year Ended
                                                             June 30,
                                                         -------------------
                                                         1998   1999   2000
                                                         -----  -----  -----
Revenues:
  Software licenses.....................................  34.0%  40.4%  39.7%
  Service and maintenance...............................  33.4   31.6   40.4
  Equipment and supplies................................  32.6   28.0   19.9
                                                         -----  -----  -----
    Total revenues...................................... 100.0  100.0  100.0
Cost of revenues:
  Software licenses.....................................   0.7    0.7    1.1
  Service and maintenance...............................  14.7   13.5   19.8
  Equipment and supplies................................  22.5   20.4   14.8
                                                         -----  -----  -----
    Total cost of revenues..............................  37.9   34.6   35.7
                                                         -----  -----  -----
Gross profit............................................  62.1   65.4   64.3
Operating expenses:
  Sales and marketing
    Sales and marketing.................................  26.4   27.9   28.1
    Expense associated with warrants issued.............   --     --    24.2
  Product development and engineering
    Product development and engineering.................  10.9   10.1   17.5
    In-process research and development.................   --     --     7.9
  General and administrative
    General and administrative..........................  15.1   12.1   17.5
    Amortization of intangible assets...................   --     --     4.7
                                                         -----  -----  -----
  Total operating expenses..............................  52.4   50.1   99.9
                                                         -----  -----  -----
Income (loss) from operations...........................   9.7   15.3  (35.6)
Interest income (expense), net..........................  (0.1)   1.9    3.7
                                                         -----  -----  -----
Income (loss) before provision (benefit) for income
 taxes..................................................   9.6   17.2  (31.9)
Provision (benefit) for income taxes....................   4.1    6.9   (2.9)
                                                         -----  -----  -----
Net income (loss).......................................   5.5%  10.3% (29.0)%
                                                         =====  =====  =====

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

 Revenues

   Total revenues increased by $9.8 million to $49.1 million in the fiscal year ended June 30, 2000 from $39.3 million in the fiscal year ended June 30, 1999, an increase of 25%.

   Software Licenses. Software license fees increased by $3.6 million to $19.5 million in the fiscal year ended June 30, 2000 from $15.9 million in the fiscal year ended June 30, 1999, an increase of 23%. Software license fees remained constant at approximately 40% of total revenues in the fiscal years ended June 30, 2000 and June 30, 1999. The increase in software license fees was due primarily to growing market acceptance of our NetTransact software product, which was introduced in fiscal 2000.

   Service and Maintenance. Service and maintenance fees increased by $7.5 million to $19.9 million in the fiscal year ended June 30, 2000 from $12.4 million in the fiscal year ended June 30, 1999, an increase of 60%. Service and maintenance fees represented 40% of total revenues in the fiscal year ended June 30, 2000 compared to 32% of total revenues in the fiscal year ended June 30, 1999. The increase was due primarily to an increase in the number of sales of software licenses, which resulted in increased orders for services and sales of software maintenance and technical support. In addition, there were several large contracts during the fiscal year ended June 30, 2000 accounted for on a percentage of completion basis due to the required customization and modifications.

   Equipment and Supplies. Equipment and supplies sales decreased by $1.2 million to $9.8 million in the fiscal year ended June 30, 2000 from $11.0 million in the fiscal year ended June 30, 1999, a decrease of 11%. Equipment and supplies sales represented 20% of total revenues in the fiscal year ended June 30, 2000 compared to 28% of total revenues in the fiscal year ended June 30, 1999. The decrease in equipment and supplies sales was due primarily to our de-emphasis of this lower margin source of revenues. We anticipate this source of revenue to continue to decline as a percentage of total revenues due to Northern Trust.

 Cost of Revenues

   Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation, costs of licensing third-party software incorporated into our products, and royalties to Northern Trust on revenues from our NetTransact product. Software license costs increased by $300,000 to $561,000 in the fiscal year ended June 30, 2000 from $261,000 in the fiscal year ended June 30, 1999, an increase of 115%. Software license costs increased to 3% of software license fees in the fiscal year ended June 30, 2000 compared to 2% at June 30, 1999. The increase in software license costs was due primarily to the NetTransact royalties due to The Northern Trust Company.

   Service and Maintenance. Service and maintenance costs include salary expense and other related costs for our customer service, maintenance and telephone support staffs, as well as third-party contractor expenses. Service and maintenance costs increased by $4.4 million to $9.7 million in the fiscal year ended June 30, 2000 from $5.3 million in the fiscal year ended June 30, 1999, an increase of 83%. Service and maintenance costs were 49% of service and maintenance revenues in the fiscal year ended June 30, 2000 compared to 43% of service and maintenance revenues in the fiscal year ended June 30, 1999. The increase in service and maintenance costs was due primarily to increased staffing and personnel related costs to support the BankQuest product.

   Equipment and Supplies. Equipment and supplies costs decreased by $700,000 to $7.3 million in the fiscal year ended June 30, 2000 from $8.0 million in the fiscal year ended June 30, 1999, a decrease of 9%. Equipment and supplies costs were 74% of equipment and supplies sales in the fiscal year ended June 30, 2000, which is consistent with costs totaling 73% of equipment and supplies sales in the fiscal year ended June 30, 1999.

 Operating Expenses

  Sales and Marketing:

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $2.8 million to $13.8 million in the fiscal year ended June 30, 2000 from $11.0 million in the fiscal year ended June 30, 1999, an increase of 26%. Sales and marketing expenses, excluding the warrant discussed below, remained constant at 28% of total revenues in the fiscal years ended June 30, 2000 and 1999. The dollar increase was due primarily to increases in staffing and personnel related costs.

   Expense Associated with Warrants Issued. Expense associated with warrants issued of $11.9 million represent non-cash charges related to the issuance of warrants, that vested immediately, to two companies. The Company valued the warrants issued using the Black-Scholes method assuming an expected life of three years and a volatility of 91%. There was no comparable amount for the year ended June 30, 1999 since no such warrants were issued in 1999. In the future we may incur such costs in connection with transactions involving other companies.

 Product Development and Engineering:

   Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by $4.6 million to $8.6 million in the fiscal year ended June 30, 2000 from $4.0 million in the fiscal year ended June 30, 1999, an increase of 116%. Product development and engineering expenses before the in-process research and development charge described below were 18% of total revenues in the fiscal year ended June 30, 2000 compared to 10% of total revenues in the fiscal year ended June 30, 1999. The dollar increase was due primarily to increases in staffing and personnel related costs to support our expanding suite of software products.

   In-process Research and Development. In-process research and development of $3.9 million represents non-cash charges related to the NetTransact and ICM acquisitions for in-process research and development during the year ended June 30, 2000. The in-process research and development projects were valued using an Income Approach, which included the application of a discounted future earnings methodology. Using this methodology, the value of the in-process technology is comprised of the total present value of the future earnings stream attributable to the technology throughout its anticipated life. No alternative future uses were identified prior to reaching technological feasibility. In connection with these acquisitions, identifiable intangible assets and goodwill amounts were recorded and are being amortized over a period ranging from one to five years. There was no comparable amount for the year ended June 30, 1999 since all the acquisitions occurred in fiscal 2000.

   General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and certain facilities-related expenses. General and administrative expenses increased by $3.8 million to $8.6 million in the fiscal year ended June 30, 2000 from $4.8 million in the fiscal year ended June 30, 1999, an increase of 81%. General and administrative expenses were 18% of total revenues in the fiscal year ended June 30, 2000 compared to 12% of total revenues in the fiscal year ended June 30, 1999. The dollar increase was due primarily to staffing and personnel related costs, additional facility and information system requirements resulting from acquisitions and growth, and other expenses necessary to support our expanding operations.

   Amortization of Intangible Assets. Amortization of intangible assets was $2.3 million for the year ended June 30, 2000. There was no comparable amount for the year ended June 30, 1999 since all the acquisitions occurred in fiscal 2000. As a result of our acquisitions, total identifiable tangible and intangible assets and goodwill approximating $10.7 million or 15% of total assets and 18.8% of stockholders equity was recorded.

   The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related asset. If an impairment is indicated, the Company will adjust the carrying value of the intangible assets. No event has occurred that would impair the value of long-lived assets recorded in the accompanying consolidated financial statements.

   Interest Income (Expense), Net. Interest income (expense), net consists of interest income and interest expense. Interest income (expense), net increased by $1.1 million to $1.8 million of interest income in the fiscal year ended June 30, 2000 from $726,000 of interest income in the fiscal year ended June 30, 1999. The increase in interest income was due to higher available cash, cash equivalents and short-term investment balances, as a result of our initial public offering in February 1999, on hand for the entire fiscal year 2000.

   Provision (Benefit) for Income Taxes. Benefit for income taxes was $1.4 million for the fiscal year ended June 30, 2000 which represents a change of $4.1 million from a $2.7 million provision in the fiscal year ended June 30, 1999. The effective tax rate in the fiscal year ended June 30, 2000 was 9% compared to 40% in the fiscal year ended June 30, 1999. The effective tax rate of 9% in the fiscal year ended June 30, 2000 differed from the federal statutory rate due principally to the effect of expenses related to the issuance of warrants during fiscal year 2000 that are not deductible for tax purposes and acquisition related amounts which are not deductible for tax purposes. The effective tax rate of 40% in the fiscal year June 30, 1999 differed from the federal statutory rate due principally to the effect of state income taxes. As of June 30, 2000 and 1999 we had net deferred tax assets of $2.8 million and $412,000 respectively. The realizability of the net deferred tax assets at June 30, 2000 is more likely than not as such net deferred tax assets are principally able to be carried back to taxes paid in prior years. The valuation allowance increased by $2.3 million from June 30, 1999. This increase was required to reduce the net deferred tax assets to the amount that is considered more likely than not to be realized.

   Net Income (Loss). Net income decreased by $18.4 million to a $14.3 million loss in the fiscal year ended June 30, 2000 from $4.1 million of income in the fiscal year ended June 30, 1999. The decrease in net income was due primarily to the expense associated with warrants issued, acquisition related charges and the increased operating costs associated with the Company's growth.

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

 Revenues

   Total revenues increased by $10.3 million to $39.3 million in the fiscal year ended June 30, 1999 from $29.0 million in the fiscal year ended June 30, 1998, an increase of 35%.

   Software Licenses. Software license fees increased by $6.0 million to $15.9 million in the fiscal year ended June 30, 1999 from $9.9 million in the fiscal year ended June 30, 1998, an increase of 61%. Software license fees represented 40% of total revenues in the fiscal year ended June 30, 1999 compared to 34% of total revenues for the fiscal year ended June 30, 1998. The increase in software license fees was due primarily to growing market acceptance of our PayBase product suite, and the delivery of software to The Federal Reserve System, which resulted in recognition of one-time software license fees of approximately $1.1 million in the fiscal year ended June 30, 1999.

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

   Interest Income (Expense), Net. Interest income (expense), net consists of interest income and interest expense. Interest income (expense), net increased by $776,000 to $726,000 of interest income in the fiscal year ended June 30, 1999 from $50,000 of interest expense in the fiscal year ended June 30, 1998. The increase in interest income was due to higher available cash and cash equivalent balances on hand as a result of our initial public offering in February 1999 and lower average balances outstanding under our revolving credit agreement.

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

Liquidity and Capital Resources

   We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We had net working capital of $41.0 million at June 30, 2000, including cash and cash equivalents and marketable securities totaling $38.5 million.

   Net cash provided by operating activities was $3.4 million in the fiscal year ended June 30, 2000, $3.7 million in the fiscal year ended June 30, 1999, and $2.6 million in the fiscal year ended June 30, 1998. Net cash provided by operating activities for each of the three fiscal years ended June 30, 2000 was primarily the result of net income and increases in deferred revenues, accounts payable and accrued expenses, partially offset by increases in accounts receivable and prepaid expenses.

   Net cash used in investing activities was $29.4 million in the fiscal year ended June 30, 2000, $1.4 million in the fiscal year ended June 30, 1999, and $993,000 in the fiscal year ended June 30, 1998. Cash was used in the fiscal year ended June 30, 2000 for the acquisition of businesses and assets and marketable securities and to acquire property and equipment.

   On August 28, 2000 we acquired two companies Checkpoint Holdings, Ltd. (Checkpoint) and Flashpoint, Inc. (Flashpoint) for an aggregate of approximately $20 million in cash, $20 million in the form of a promissory note, approximately $50 million in stock, and a warrant to purchase 100,000 shares of common stock at a price of $50 per share. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

   Net cash provided by financing activities was $13.6 million in the fiscal year ended June 30, 2000, and $36.1 million in the fiscal year ended June 30, 1999. Net cash used in financing activities was $1.1 million in the fiscal year ended June 30, 1998. The net decrease was primarily the result of our initial public offering of common stock in February 1999, as compared with issuance of common stock to a subsidiary of United Technologies Corporation and proceeds from the exercise of stock options in the year ended June 30, 2000. Net cash used in financing activities during the fiscal year ended June 30, 1998 primarily represented repayment of indebtedness.

   We believe that the cash generated from operations and cash and cash equivalents and marketable securities on hand will be sufficient to meet our working capital requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

   Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before purchasing our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock.

A significant percentage of our revenues to date have come from our payment management offerings and our performance will depend on continued market acceptance of these offerings

   A significant percentage of our revenues to date have come from the license and maintenance of our payment management offerings and sales of related products and services. Any reduction in demand for our PayBase product could have a material adverse effect on our business, operating results and financial condition. Our future performance will depend to a large degree upon the market acceptance of PayBase as a payment management solution. Our prospects will also depend upon enterprises seeking to enhance their payment functions to integrate electronic payment capabilities. In addition, our future results will depend on the continued market acceptance of desktop software for use in a departmental setting, including our LaserCheck solution, as well as our ability to introduce enhancements to meet the market's evolving needs for secure, payment management solutions.

Our future financial results will depend upon market acceptance of our NetTransact and BankQuest products

   If the NetTransact and BankQuest products that we acquired in recent acquisitions do not achieve market acceptance, our future financial results will be adversely affected. We acquired NetTransact bill presentment software from The Northern Trust Company, a financial institution, in July 1999. General availability of the NetTransact product was announced in February 2000. We acquired the web-based BankQuest cash management software in our acquisition of Integrated Cash Management Services, Inc. in October 1999. BankQuest was commercially introduced in April 2000 and is now generally available. If either of these products has any unanticipated performance problems or bugs, or does not enjoy wide commercial success, our long-term business strategy would be adversely affected.

Integration of new acquisitions.

   We have been actively pursuing acquisitions of other companies, including our recent acquisitions of Checkpoint and Flashpoint, and plan to continue to make such acquisitions in the future. If we are unable to integrate the operations of the companies we acquire on a timely basis, we may lose the benefit of these acquisitions. Such acquisitions may also create management dislocation or result in unexpected costs. We have limited experience with mergers and acquisitions and any such difficulties encountered as a result of any mergers or acquisition could materially affect our business, operating results and financial condition.

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

Our fixed costs may lead to fluctuations in operating results if our revenues are below expectations, and if our operating results are below external expectations, the market price of our stock may fall.

   A significant percentage of our expenses, particularly personnel costs and rent, are relatively fixed, and based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues. Accordingly, shortfalls in revenues may cause significant fluctuations in operating results in any quarter. Quarterly operating results that are below the expectations of public market analysts could adversely affect the market price for our common stock. Factors that could cause these fluctuations include the following:

  . The timing of orders and longer sales cycles, particularly due to any increase in average selling prices of our software solutions;

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

The market price of our common stock has experienced, and may continue to be subject to, extreme price and volume fluctuations

   Stock markets in general, and The Nasdaq Stock Market in particular, have experienced extreme price and volume fluctuations. Broad market fluctuations of this type may adversely affect the market price of our common stock.

   The market price of our common stock has experienced, and may continue to be subject to extreme fluctuations due to a variety of factors, including:

  .  public announcements concerning us, our competitors or our industry;

  .  fluctuations in operating results;

  .  introductions of new products or services by us or our competitors;

  .  adverse developments in patent or other proprietary rights;

  .  changes in analysts' earnings estimates;

  .  announcements of technological innovations by our competitors; and

  .  general and industry-specific business, economic and market conditions

We may experience accounting charges in connection with the issuance of warrants

   During the quarter ended June 30, 2000, we incurred non-cash charges in connection with the issuance of warrants to Citibank and a subsidiary of United Technologies Corporation. In the future, we may experience similar accounting charges to the extent we issue warrants to channel partners or others.

Our success depends on our ability to develop new and enhanced software, services and related products

   The bill presentment, payment and cash management software markets in which we compete are subject to rapid technological change and our success is dependent on our ability to develop new and enhanced software, services and related products that meet our evolving market needs. Trends which could have a critical impact on us include:

  . rapidly changing technology that could require us to make our products compatible with new database or network systems;

  . evolving industry standards and mandates, such as those mandated by the National Automated Clearing House Association and by the Debt Collection Improvement Act of 1996; and

  . developments and changes relating to the Internet that we must address as we introduce new products.

   If we are unable to develop and introduce new products, or enhancements to existing products, in a timely and successful manner, our business, operating results and financial condition could be materially adversely affected.

Our success depends on the wide-spread adoption of the internet and growth of electronic business

   Our future success will in large part depend upon the willingness of businesses and financial institutions to adopt the Internet as a medium of e-commerce. These entities will probably accept this new medium only if the Internet provides substantially greater efficiency and enhances their competitiveness. There are critical issues involved in the commercial use of the Internet which are not yet fully resolved, including concerns regarding the
Internet's:

  .  security;

  .  reliability;

  .  ease of access; and

  .  quality of services.

   To the extent that any of these issues inhibit or limit the adoption of the Internet as a medium of e-commerce, our business prospects could be adversely affected. If electronic business does not continue to grow or grows more slowly than expected, demand for our products and services may be reduced.

If the internet infrastructure is not adequately maintained, the demand for our products and services may decrease

   Our future success will depend, in part, on the maintenance of the Internet infrastructure. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, the Internet infrastructure may not continue to support the demands placed on it and, as a result, the performance or reliability of the Internet may be adversely affected. In addition, the Internet could lose its viability as a form of media due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity. The infrastructure and complementary products and services necessary to maintain the Internet as a viable commercial medium may not be developed or maintained. Any failure in performance or reliability of the Internet could adversely affect the demand for our products and services and, consequently, hurt our operating results.

Increased government regulation and legal uncertainties may impair the growth of the internet and decrease demand for our products and services

   The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and to the e-commerce in particular. Legislation could dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which may decrease demand for our products and services and thus have a material and adverse effect on our business, results of operations and financial condition.

Our business can be adversely affected by problems with third-party hardware that we resell

   Any problems with third-party hardware that we resell could harm our customer relationships, industry credibility and financial condition. In a prior fiscal year, we experienced a significant problem with a third-party printer that we were then reselling which had a material adverse effect on our operating results. Any repetition of these or similar problems with third party hardware could have a material adverse effect on our business, operating results and financial condition.

Increased competition may result in price reductions and decreased demand for our products and services

   The market for bill presentment, payment and cash management software is intensely competitive and characterized by rapid technological change. Growing competition may result in price reductions of our products and services, reduced revenues and gross margins and loss of market share, any one of which could have a material adverse effect on our business, operating results and financial condition. Some competitors in our market have longer operating histories, significantly greater financial, technical, marketing and other resources, greater brand recognition and a larger installed customer base than we do. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their product offerings and to offer more comprehensive solutions. We also expect to face additional competition as other established and emerging companies enter the market for payment management solutions.

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

Undetected bugs in our software could adversely affect the performance of our software and demand for our products

   Our software products could contain errors or "bugs" that we have not been able to detect which could adversely affect their performance and reduce demand for our products. Any defects or errors in new products, such as NetTransact or BankQuest, or enhancements could harm our customer relationships and result in negative publicity regarding us and our products, which could have a material adverse effect on our business, operating results and financial condition.

Our business could be subject to product liability claims

   Because our software and hardware products are designed to provide critical payment management and invoicing functions, we may be subject to significant product liability claims. Our insurance may not be sufficient to cover us against these claims or may not be available at all. A product liability claim brought against us, even if not successful, could require us to spend significant time and money in litigation. As a result, any such claim, whether successful or not, could seriously damage our reputation and harm our business, operating results and financial condition.

Our business could be adversely affected if we are unable to protect our proprietary technology

   We rely upon a combination of patent, copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. However, we cannot assure you that our patents, pending applications that may be issued in the future, or other intellectual property will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the patents will not be challenged, invalidated or circumvented. We enter into agreements with our employees and clients that seek to limit and protect the distribution of proprietary information. We cannot assure you that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

We could become subject to litigation regarding intellectual property rights, which could seriously harm our business

   In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. These claims could require us to spend significant sums in litigation, pay damages, delay product installments, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claim. These claims could have a material adverse effect on our business, operating results and financial condition.

We may incur significant costs from class action litigation due to the expected volatility of our common stock

   In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, we could incur substantial costs and experience a diversion of our management's attention and resources and such securities class action litigation could have a material adverse effect on our business, financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   Our exposure to financial risk, including changes in interest rates, relates primarily to cash and cash equivalents and marketable securities. These investments bear interest at a variable interest rate, which is subject to market changes. We have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate increases. We have not had any derivative instruments in the past and do no presently plan to in the future.

   For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our cash and cash equivalents and marketable securities. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at June 30, 2000. We compared the market values resulting from these computations with the market values of these financial instruments at June 30, 2000. The differences in the comparison are the hypothetical gains or losses associated with each type of risk.

   Our investment portfolio consists of demand deposit accounts, a money market mutual fund and investment accounts. Due to the short-term average maturity of the investment portfolio, a sudden sharp change in interest rates would not have a material adverse effect on the value of the portfolio. Based on our investment portfolio and interest rates, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $400,000 and $385,000 for the years ended 1999 and 2000, respectively, in our results from operations and cash flows.

Item 8. Financial Statements and Supplementary Data.

   Index to Financial Statements, Financial Statements and Supplementary Data appear on pages 37 to 56 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants in Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended June 30, 2000. The information required by this item is incorporated herein by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

Item 11. Executive Compensation.

   The information required by this item is incorporated herein by reference to the information contained under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation." "Stock Performance Graph," "Employment Agreements" and "Reports of the Compensation Committee on Executive Compensation" of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item is incorporated herein by reference to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

   The information required by this item is incorporated herein by reference to the information contained under the caption "Certain Relationships and Related Transactions" of the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statements and Schedule, and Reports on Form 8-K

 (a) Financial Statements, Financial Statement Schedule and Exhibits

                                                                            Page
                                                                            ----
    (1) Financial Statements--see "Index to Financial Statements".....       37

    (2) Financial Statement Schedule for the Years Ended June 30,
      1998, 1999 and 2000: Schedule II--Valuation and Qualifying
      Accounts........................................................       33

         Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes

    (3) Exhibits:
         Exhibits submitted with the Annual Report on Form 10-K as
         filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the
         Exhibit Index................................................       34

 (b) Reports on Form 8-K

   None.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS
                    Years Ended June 30, 1998, 1999 and 2000

                                      Additions
                                 --------------------
                                 (Charged
                      Balance at to Costs
                      Beginning     and                             Balance at
     Year ended        of Year   Expenses) Recoveries Deductions(1) End of Year
     ----------       ---------- --------- ---------- ------------- -----------
                                           (in thousands)
June 30, 1998........   $  644      326       --           --         $  970
June 30, 1999........   $  970      302       176          125        $1,323
June 30, 2000........   $1,323      413        15          654        $1,097

--------
(1) Deductions are principally write-offs.

                                 EXHIBIT INDEX

  Exhibit
    No.                                 Description
  -------                               -----------
  3.1*      Amended and Restated Certificate of Incorporation of the
            Registrant.
  3.2*      Amended and Restated By-Laws of the Registrant.
  4.1*      Specimen certificate for shares of common stock.
 10.1*      1989 Stock Option Plan, as amended, including form of stock option agreement for incentive and non-statutory stock options.
 10.2*      Amended and Restated 1997 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options.
 10.3*      1998 Director Stock Option Plan, including form of non-statutory stock option agreement.
 10.4*      1998 Employee Stock Purchase Plan.
 10.5*      First Amendment and Restatement of Stock Rights and Voting
            Agreement, as amended.
 10.6*      Second Stock Rights Agreement, as amended.
 10.7*      Lease dated November 28, 1994, between the Registrant and Wenberry
            Associates L.L.C.
 10.8*      Employment Agreement between the Registrant and Mr. McGurl.
 10.9*      Employment Agreement between the Registrant and Mr. Mullen.
 10.10*     Employment Agreement between the Registrant and Mr. Eberle.
 10.11*     Revolving Credit Agreement between the Registrant and Shawmut Bank
            N.A., dated January 13, 1995.
 10.12*     Secured Revolving Time Note between the Registrant and Shawmut Bank
            N.A., dated
            January 13, 1995.
 10.13*     First Amendment of the Loan Agreement between the Registrant and
            Fleet National Bank of Massachusetts, dated December 29, 1995.
 10.14*     Secured Revolving Time Note between the Registrant and Fleet
            National Bank of Massachusetts, dated December 29, 1995.
 10.15*     Second Amendment of the Loan Agreement between the Registrant and
            Fleet National Bank, dated December 20, 1996.
 10.16*     Secured Revolving Time Note between the Registrant and Fleet
            National Bank, dated
            December 20, 1996.
 10.17*     Third Amendment of the Loan Agreement between the Registrant and
            Fleet National Bank, dated December 29, 1997.
 10.18*     Secured Revolving Time Note between the Registrant and Fleet
            National Bank, dated
            December 29, 1997.
 10.19*     Fourth Amendment of the Loan Agreement between the Registrant and
            Fleet National Bank, dated December 29, 1998.
 10.20*     Secured Revolving Time Note between the Registrant and Fleet
            National Bank, dated
            December 29, 1998.
 10.21*     Line of Credit Agreement for the Acquisition of Equipment between the Registrant and Shawmut Bank N.A., dated January 13, 1995.
 10.22*     Secured Term Note between the Registrant and Shawmut Bank N.A., dated June 28, 1995.
 10.23*     Security Agreement between the Registrant and Shawmut Bank N.A., dated January 13, 1995.
 10.24**    Asset Purchase Agreement between the Registrant and The Northern
            Trust Company, dated
            June 30, 1999.
 10.25***   Asset Purchase Agreement between the Registrant and Integrated Cash
            Management Services, Inc., dated October 25, 1999.
 10.26****  Stock Purchase Agreement by and among the Registrant and Nevada
            Bond Investment Corp. II, dated June 9, 2000.
 10.27****  Investor Rights Agreement by and among the Registrant and Nevada
            Bond Investment Corp. II, dated June 9, 2000.
 10.28***** Share Purchase Agreement between the Persons named in column (A) of
            Schedule 1 thereto and the Registrant dated August 28, 2000.

  Exhibit
    No.                                 Description
  -------                               -----------
 10.29***** Form of Loan Note issued to the Persons named in column (A) of
            Schedule 1 of Share Purchase Agreement between the Persons named in column (A) of Schedule 1 thereto and the Registrant dated August
            28, 2000.
 10.30***** Stock Purchase Agreement by and among the Registrant, Flashpoint,
            Inc. and Eric Levine dated August 28, 2000.
 10.31      Common Stock Purchase Warrant for 307,882 shares of common stock,
            $.001 par value of Bottomline Technologies (de), Inc, issued to
            Nevada Bond Investment Corp. II on June 9, 2000 (filed herewith).
 10.32      Common Stock Purchase Warrant for 324,000 shares of common stock,
            $.001 par value of Bottomline Technologies (de), Inc., issued to
            Citibank, N.A. on April 4, 2000 (filed herewith).
 10.33      Lease dated July 20, 1999, between the Registrant and 60 Cutter
            Mill Road Property Corp. (filed herewith).
 10.34      Lease dated May 22, 2000, between the Registrant and 55 Broad
            Street L.P. (filed herewith).
 10.35      Lease dated August 31, 2000, between the Registrant and 325
            Corporate Drive II, LLC (filed herewith).
 23         Consent of Ernst & Young LLP (filed herewith).
 27         Financial Data Schedule (filed herewith).

--------
* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-67309).
** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999 (File No. 000-25259).
*** Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 25, 1999 (File No. 000-25259).
**** Incorporated herein by reference to the Registrant's Registration
     Statement on Form S-3 (File No. 333-43842).
***** Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 12, 2000 (File No. 000-25259).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Bottomline Technologies (de) Inc.

                                          By: /s/ Robert A. Eberle ____________
                                                      Robert A. Eberle
                                                 Executive Vice President,
                                                  Chief Financial Officer,
                                                   Treasurer and Director
                                                  (Principal Financial and
                                                    Accounting Officer)

                                                  Date: September 26, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 26, 2000 by the following persons on behalf of the Registrant and in the capacities indicated:

              Signature                                       Title
              ---------                                       -----

         /s/ Daniel M. McGurl                       Chairman of the Board, and
______________________________________               Chief Executive
           Daniel M. McGurl                          Officer(Principal
                                                     Executive Officer)

         /s/ Joseph L. Mullen                       President, Chief Operating
______________________________________               Officer and Director
           Joseph L. Mullen

         /s/ Robert A. Eberle                       Executive Vice President,
______________________________________               Chief Financial Officer,
           Robert A. Eberle                          Treasurer, and Director
                                                     (Principal Financial and
                                                     Accounting Officer)

         /s/ James L. Loomis                        Senior Executive Advisor
______________________________________               and Director
           James L. Loomis

       /s/ Joseph L. Barry Jr.                      Director
______________________________________
         Joseph L. Barry Jr.

           /s/ Dianne Gregg                         Director
______________________________________
             Dianne Gregg

        /s/ James W. Zilinski                       Director
______________________________________
          James W. Zilinski

                       BOTTOMLINE TECHNOLOGIES (de), INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Auditors...........................................  38

Consolidated Balance Sheets as of June 30, 1999 and 2000.................  39

Consolidated Statements of Operations for the years ended June 30, 1998,
 1999 and 2000...........................................................  40

Consolidated Statements of Stockholders' Equity and Comprehensive Loss
 for the years ended June 30, 1998, 1999 and 2000........................  41

Consolidated Statements of Cash Flows for the years ended June 30, 1998,
 1999 and 2000...........................................................  42

Notes to Consolidated Financial Statements...............................  43

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Bottomline Technologies (de), Inc.

   We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the consolidated financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Boston, Massachusetts
August 2, 2000, except for Note 12 as
 to which the date is August 28, 2000.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  June 30,
                                                               ---------------
                                                                1999    2000
                                                               ------- -------
                                                               (in thousands,
                                                                 except per
                                                                 share data)
                            ASSETS
Current assets:
  Cash and cash equivalents................................... $39,699 $27,292
  Marketable securities.......................................     --   11,222
  Accounts receivable, net of allowances for doubtful accounts and returns of $1,323 at June 30, 1999 and $1,097 at June
   30, 2000...................................................  11,631  14,571
  Inventory, net..............................................     322     168
  Deferred income taxes.......................................     665   1,046
  Prepaid expenses and other current assets...................     371     546
                                                               ------- -------
Total current assets..........................................  52,688  54,845
Property and equipment, net...................................   2,392   5,172
Intangibles, net of accumulated amortization of $2,311........     --    8,416
Deferred income taxes.........................................     --    2,084
Other assets..................................................      66     763
                                                               ------- -------
      Total assets............................................ $55,146 $71,280
                                                               ======= =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................ $ 1,376 $ 2,004
  Accrued expenses............................................   3,478   4,930
  Deferred revenue and deposits...............................   3,467   6,034
  Income taxes payable........................................     657     901
                                                               ------- -------
Total current liabilities.....................................   8,978  13,869
Deferred income taxes.........................................     253     283
Commitments and contingent liabilities........................     --      --
Stockholders' equity:
  Preferred Stock, $.001 par value:
    Authorized shares--4,000; issued and outstanding shares--
     none.....................................................     --      --
  Common Stock, $.001 par value:
    Authorized shares--50,000; issued and outstanding shares--
     10,476 at June 30, 1999, and 11,226 at June 30, 2000.....      10      11
  Additional paid-in-capital..................................  39,429  64,914
  Accumulated comprehensive loss--unrealized loss on
   available-for-sale securities..............................     --       (8)
  Retained earnings (deficit).................................   6,476  (7,789)
                                                               ------- -------
Total stockholders' equity....................................  45,915  57,128
                                                               ------- -------
      Total liabilities and stockholders' equity.............. $55,146 $71,280
                                                               ======= =======

See accompanying notes.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year ended June 30,
                                                    --------------------------
                                                     1998     1999      2000
                                                    -------  -------  --------
                                                     (in thousands, except
                                                        per share data)
Revenues:
  Software licenses...............................  $ 9,887  $15,885  $ 19,483
  Service and maintenance.........................    9,701   12,422    19,870
  Equipment and supplies..........................    9,449   10,996     9,781
                                                    -------  -------  --------
      Total revenues..............................   29,037   39,303    49,134
Cost of revenues:
  Software licenses...............................      215      261       561
  Service and maintenance.........................    4,261    5,323     9,733
  Equipment and supplies..........................    6,526    7,999     7,252
                                                    -------  -------  --------
      Total cost of revenues......................   11,002   13,583    17,546
                                                    -------  -------  --------
Gross profit......................................   18,035   25,720    31,588
Operating expenses:
  Sales and Marketing:
    Sales and marketing...........................    7,675   10,969    13,784
    Expense associated with warrants issued.......      --       --     11,902
  Product development and engineering:
    Product development and engineering...........    3,158    3,971     8,580
    In-process research and development...........      --       --      3,900
  General and administrative:
    General and administrative....................    4,372    4,755     8,606
    Amortization of intangible assets.............      --       --      2,311
                                                    -------  -------  --------
      Total operating expenses....................   15,205   19,695    49,083
                                                    -------  -------  --------
Income (loss) from operations.....................    2,830    6,025   (17,495)
Interest income...................................       35      730     1,830
Interest expense..................................      (85)      (4)      --
                                                    -------  -------  --------
                                                        (50)     726     1,830
                                                    -------  -------  --------
Income (loss) before provision (benefit) for
 income taxes.....................................    2,780    6,751   (15,665)
Provision (benefit) for income taxes..............    1,177    2,700    (1,400)
                                                    -------  -------  --------
Net income (loss).................................  $ 1,603  $ 4,051  $(14,265)
                                                    =======  =======  ========
Earnings (loss) per share available to common
 stockholders:
  Basic...........................................  $  0.24  $  0.50  $  (1.33)
                                                    =======  =======  ========
  Diluted.........................................  $  0.20  $  0.43  $  (1.33)
                                                    =======  =======  ========
Shares used in computing earnings (loss) per share
 available to common stockholders:
  Basic...........................................    6,314    7,988    10,744
                                                    =======  =======  ========
  Diluted.........................................    7,316    9,170    10,744
                                                    =======  =======  ========

See accompanying notes.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                    Years ended June 30, 1998, 1999 and 2000

                         Common Stock  Additional  Accumulated  Retained       Total
                         -------------  Paid-in   Comprehensive Earnings   Stockholders'
                         Shares Amount  Capital       Loss      (Deficit)     Equity
                         ------ ------ ---------- ------------- ---------  -------------
                                                 (in thousands)
Balances at June 30,
 1997...................  6,306  $ 6    $ 1,675        --       $    999     $  2,680
  Issuance of common
   stock upon exercise
   of stock options.....     54  --         192        --            --           192
  Accretion to
   redemption value on
   redeemable common
   stock................    --   --         --         --           (107)        (107)
  Net income............    --   --         --         --          1,603        1,603
                         ------  ---    -------        ---      --------     --------
Balances at June 30,
 1998...................  6,360    6      1,867        --          2,495        4,368
  Issuance of common
   stock upon exercise
   of stock options and
   warrants.............    179  --         297        --            --           297
  Accretion to
   redemption value on
   redeemable common
   stock................    --   --         --         --            (70)         (70)
  Termination of
   redemption rights
   upon initial public
   offering.............    801    1      1,422        --            --         1,423
  Proceeds from sale of
   common stock, net of
   offering expenses....  3,136    3     35,843        --            --        35,846
  Net income............    --   --         --         --          4,051        4,051
                         ------  ---    -------        ---      --------     --------
Balances at June 30,
 1999................... 10,476   10     39,429        --          6,476       45,915
  Issuance of common
   stock for employee
   stock purchase plan
   and upon exercise of
   stock options........    442    1      3,637        --            --         3,638
  Proceeds from sale of
   common stock and
   issuance of warrants,
   net of expenses......    308  --      21,848        --            --        21,848
  Net loss..............    --   --         --         --        (14,265)     (14,265)
  Unrealized loss on
   available-for-sale
   securities...........    --   --         --         $(8)          --            (8)
                                                                             --------
  Comprehensive loss....    --   --         --         --            --       (14,273)
                         ------  ---    -------        ---      --------     --------
Balances at June 30,
 2000................... 11,226  $11    $64,914        $(8)     $ (7,789)    $ 57,128
                         ======  ===    =======        ===      ========     ========

See accompanying notes.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year ended Jume 30,
                                                    --------------------------
                                                     1998     1999      2000
                                                    -------  -------  --------
                                                         (in thousands)
Operating activities
Net income (loss).................................  $ 1,603  $ 4,051  $(14,265)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Expense associated with warrants issued.........      --       --     11,902
  In-process research and development.............      --       --      3,900
  Amortization of intangible assets...............      --       --      2,311
  Depreciation and amortization of property and
   equipment......................................      827      873     1,553
  Provision for allowances on accounts
   receivable.....................................      326      302       413
  Provision for allowances for obsolescence of
   inventory......................................      --       132       --
  Deferred income tax (benefit) expense...........     (270)     194    (2,435)
  Changes in operating assets and liabilities:
    Accounts receivable...........................   (1,727)  (4,936)   (1,986)
    Inventory, prepaid expenses and other current
     assets and other assets......................      530     (538)     (718)
    Refundable income taxes.......................      905      --        --
    Accounts payable, accrued expenses and
     deferred revenue and deposits................      392    2,993     2,449
    Income taxes payable..........................       59      598       244
                                                    -------  -------  --------
Net cash provided by operating activities.........    2,645    3,669     3,368
Investing activities
Purchases of marketable securities................      --       --    (30,441)
Proceeds from sales and maturities of marketable
 securities.......................................      --       --     19,211
Purchases of property and equipment, net..........     (993)  (1,400)   (4,148)
Acquisition of businesses and assets, net of cash
 acquired.........................................      --       --    (13,981)
                                                    -------  -------  --------
Net cash used in investing activities.............     (993)  (1,400)  (29,359)
Financing activities
Repayments on revolving credit arrangement........   (1,045)     --        --
Repayments on note payable........................     (264)     (75)      --
Proceeds from exercise of stock options and
 employee stock purchase plan.....................      192      297     3,638
Proceeds from sale of common stock, net...........      --    35,846     9,946
                                                    -------  -------  --------
Net cash provided by (used in) financing
 activities.......................................   (1,117)  36,068    13,584
                                                    -------  -------  --------
Increase (decrease) in cash and cash equivalents..      535   38,337   (12,407)
Cash and cash equivalents at beginning of year....      827    1,362    39,699
                                                    -------  -------  --------
Cash and cash equivalents at end of year..........  $ 1,362  $39,699  $ 27,292
                                                    =======  =======  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest......................................  $    85  $     4  $    --
    Income taxes..................................  $   464  $ 2,096  $  1,112

See accompanying notes.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Year Ended June 30, 1998, 1999 and 2000

1. Organization and Nature of Business

   Bottomline Technologies (de), Inc. was originally incorporated as a New Hampshire corporation in 1989 and was reincorporated as a Delaware corporation in August 1997. The Company is a software company that creates an automated e-business infrastructure for use by businesses and financial institutions to make payments and present bills. The Company's products and services are sold to customers operating in many different industries throughout the world.

2. Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

   The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

 Cash and Cash Equivalents

   Cash and cash equivalents consist of demand deposit accounts, a money market mutual fund and an overnight investment account at a financial institution. The Company considers all highly liquid instruments with an original maturity of ninety days or less to be cash equivalents. The carrying value of these instruments approximates their fair value.

 Marketable Securities

   The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, marketable securities, and accounts receivable. Cash and cash equivalents subject us to concentrations of credit risk as the Company had approximately $27,300,000 invested with a single financial institution at June 30, 2000. The Company invests its excess cash and cash equivalents in high quality marketable securities. Concentration of credit risk with respect to marketable securities is limited as marketable securities are primarily investment-grade corporate bonds with high-credit, quality financial institutions.

   Concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising the Company's customer base. At June 30, 2000, a subsidiary of United Technologies Corporation, a related party, accounted for 14.4% of total accounts receivable. On-going credit evaluations of customer' financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

 Financial Instruments

   The fair value of the Company's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, and accounts payable are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at June 30, 1999 and 2000, respectively, due to the short-term nature of these instruments.

 Inventory

   Inventory is stated at the lower of cost (first-in, first-out method) or market.

 Property and Equipment

   Property and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three to five years). Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

 Goodwill and Other Intangible Assets

   Goodwill and other intangible assets represent core technology, contract backlog, assembled workforce and goodwill in connection with acquisitions made during the fiscal year. In connection with the acquisitions accounted for as business combinations and the acquisition of assets, the Company recorded intangible assets based on the excess of the purchase price over the identifiable tangible assets acquired on the date of purchase. Intangible assets are reported at cost, net of accumulated amortization, and are being amortized over their estimated useful lives ranging from one to five years. Goodwill and other intangible assets, net of accumulated amortization, was $8,416,000 at June 30, 2000. Amortization expense was $2,311,000 for the year ended June 30, 2000.

   The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related asset. If an impairment is indicated, the Company will adjust the carrying value of the intangible assets. No event has occurred that would impair the value of long-lived assets recorded in the accompanying consolidated financial statements.

 Advertising Costs

   The Company expenses advertising costs as incurred. Advertising costs were $129,000, $136,000 and $358,000 for the years ended June 30, 1998, 1999 and
2000, respectively.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates include, but are not limited to, the allowances for doubtful accounts and returns and accrued liabilities. Actual results could differ from those estimates.

 Income Taxes

   Deferred income taxes are provided for differences in bases of assets and liabilities for financial reporting and income tax purposes. Temporary differences relate primarily to acquisition-related intangibles, depreciation,

                       BOTTOMLINE TECHNOLOGIES (de), INC.

various accruals, and allowances for doubtful accounts, returns and inventory. The principal non-deductible expenses relate to the issuance of a warrant during fiscal year 2000 and certain non-deductible acquisition-related intangibles.

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

   Prior to the Company's initial public offering on February 12, 1999, the Board of Directors determined the fair value of the Company's common stock in its good faith judgement at each option grant date for grants under the equity plans. In determining the fair value, the Board of Directors considered a number of factors including the financial and operating performance, recent transactions in the Company's common stock, if any, the values of similarly situated companies and the lack of marketability of the Company's common stock.

 Capitalized and Acquired Software Costs

   Capitalization of software development costs under SFAS No. 86 begins upon the establishment of technological feasibility. Technological feasibility is established upon the completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized and acquired software costs charged to operations were $253,000 for the year ending June 30, 1998. For the years ended June 30, 1999 and 2000, there were no costs capitalized since none met the definition of technological feasibility.

 Revenue Recognition

   In October 1997, the Accounting Standards Executive Committee of the American Institute (AcSEC) of Certified Public Accountants issued Statement of Position (SOP) 97-2 "Software Revenue Recognition", which was adopted effective July 1, 1998. SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" deferred the effective date of certain aspects of SOP 97-2. Effective December 15, 1998, SOP 98-9 was issued which amended SOP 98-4 and extended the deferral of the application of certain passages of SOP 97-2 to transactions entered into in fiscal years beginning after March 15, 1999. These statements superseded SOP 91-1, "Software Revenue Recognition," and provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2, as amended by SOP 98-4 and SOP 98-9, did not have a material impact on the Company's revenues and results of operations.

   Revenue recognition from software license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. The Company's software arrangements may contain multiple elements, such as software products, services, hardware and post-contract customer support (PCS). Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. For the year ended June 30, 2000, vendor specific objective evidence is limited to the price charged when the element is sold separately or,

                       BOTTOMLINE TECHNOLOGIES (de), INC.

for an element not yet being sold separately, the price established by management having the relevant authority. Accordingly, revenue for software licenses is recognized when the product is shipped. Revenue for services is recognized as the services are provided to the customer. Revenue for PCS under software maintenance agreements is recognized ratably over the term of the agreement, generally one year. Revenue for hardware is recognized when the product is shipped.

   Certain arrangements requiring significant customization and modifications and extended implementation periods are accounted for using percentage of completion contract accounting as defined by Statement of Position No. 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Under SOP 81-1, revenue is recognized based on the costs incurred during the reporting period as a percentage of the estimated total contract costs.

   For the year ended June 30, 1998, revenue was recognized in accordance with SOP 91-1 and, accordingly, revenue for software was recognized when the product was shipped and there were no significant remaining company obligations.

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

 401(k) Plan

   The Company has a 401(k) Profit Sharing Plan (the Plan), whereby eligible employees may contribute up to 15% of their compensation, subject to limitations established by the Internal Revenue Code. The Company may contribute a discretionary matching contribution annually equal to 50% (30% in 1999 and 25% in 1998) of each such participant's deferred compensation up to 5% of their annual compensation. The Company charged $98,000, $129,000 and $294,000 to expense in the years ended 1998, 1999 and 2000, respectively, under the Plan.

 Comprehensive Income (Loss)

   The Company computes comprehensive income (loss) in accordance with Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income was equal to net income for the years ended June 30, 1998 and 1999 since there were no elements of comprehensive income. Comprehensive loss for the year ended June 30, 2000 was

                       BOTTOMLINE TECHNOLOGIES (de), INC.

$14,273,000. The difference between net loss and comprehensive loss for the year ended June 30, 2000 was $8,000 of net unrealized losses on the Company's investments.

 Segment Reporting

   Effective July 1, 1998, the Company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 established standards for the way that public business enterprises report information about operating segments in financial reports. SFAS 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations, financial position, or the footnote disclosure as the Company operates in a single industry segment.

 Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission published Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Due to a variety of implementation questions that have arisen, the Securities and Exchange Commission (SEC) has deferred the implementation of SAB 101 until no later than the fourth quarter for fiscal years beginning after December 15, 1999. The SEC is expected to issue further interpretive guidance in the fall of 2000. We will adopt SAB 101 no later than the fourth quarter of the fiscal year ending June 30, 2001. We are still assessing the impact of adopting SAB 101 and do not expect to make a definitive assessment until the further guidance is issued.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Interpretation 44 clarifies guidance for certain issues that arose in the application of APB 25. Areas of focus within Interpretation 44 include repricings, modifications to extend the option term, change of grantee status, modifications to accelerate vesting and options exchanged in a purchase business combination. Interpretation 44 will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000. Effective July 1, 2000, should these types of transactions occur, we will account for them under APB 25 as clarified by Interpretation 44.

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet effective July 1, 2000 at their fair value. We will adopt SFAS 133, as amended by SFAS 137 effective July 1, 2000. We do not expect the adoption of SFAS 133 to have a material impact on our results of operations or financial position.

3. Product and Business Acquisitions

 NetTransact

   In July 1999, the Company acquired certain software and related proprietary intellectual property, NetTransact, from The Northern Trust Company for $3,800,000 in cash and acquisition costs. NetTransact allows for the electronic presentment and payment of invoices and related dispute resolution in a business-to-business environment. In connection with this product acquisition, the Company recorded a $1,300,000 charge for acquired in-process research and development and a $2,500,000 intangible asset that is being amortized on a straight line basis over a five-year period. Accumulated amortization on intangible assets was $503,000 at June 30, 2000. In

                       BOTTOMLINE TECHNOLOGIES (de), INC.

connection with the acquisition, the Company is obligated to pay The Northern Trust Company a 10% royalty on all NetTransact revenue related to the software and certain other property acquired from The Northern Trust Company excluding the initial $3,500,000 in revenues.

 Integrated Cash Management Services, Inc.

   In October 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Integrated Cash Management Services, Inc. ("ICM") for an aggregate of $9,300,000 in cash and acquisition costs.

   In connection with this asset acquisition, the Company recorded a $2,600,000 charge for acquired in-process research and development. The Company recorded $6,700,000 of intangible assets consisting of core technology, contract backlog, assembled workforce and goodwill. The intangible assets are reported at cost, net of accumulated amortization, and are being amortized on a straight line basis over their estimated useful lives ranging from one to five years. Accumulated amortization on intangible assets was $1,637,000 at June 30, 2000.

   The acquisition was accounted for as a purchase with results of operations included with those of the Company for periods subsequent to the date of acquisition.

 OLC Software, Inc.

   In February 2000, the Company acquired all outstanding shares of stock of OLC Software, Inc. ("OLC") for an aggregate of $1,500,000 in cash and acquisition costs. OLC was an early stage development company with limited operations prior to the acquisition. In connection with this acquisition, the Company recorded an intangible asset that is being amortized over its useful life of three years. Accumulated amortization on intangible assets was $171,000 at June 30, 2000.

   The acquisition was accounted for as a purchase with results of operations included with those of the Company for periods subsequent to the date of acquisition.

 In-Process Research and Development

   In connection with the acquisitions of the NetTransact product and the ICM net assets, the Company recorded in-process research and development charges of $3,900,000 representing purchased in-process research and development that has not yet reached technological feasibility. The Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the respective acquisition dates.

   In the NetTransact product and ICM net asset acquisitions, the in-process research and development projects were valued using an Income Approach, which included the application of a discounted future earnings methodology. Using this methodology, the value of the in-process technology is comprised of the total present value of the future earnings stream attributable to the technology throughout its anticipated life. As a basis for the valuation process, the Company made estimates of the revenue stream to be generated in each future period and the corresponding operating expenses and other charges to apply to this revenue stream. In order to determine the value of the earnings stream that was specifically attributable to the in-process technology, the earnings attributable to the projects were calculated by deducting the earnings streams attributable to all other assets, including working capital and tangible assets. Based upon these assumptions, the future after-tax income streams relating to the in-process technologies were discounted to present value using a risk adjusted discount rate that reflected the uncertainty involved in successfully completing and commercializing the in-process technologies.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

   A summary of the amounts allocated to the assets acquired for all the above is as follows:
                                  (in thousands)

   In-process research and development............................... $  3,900
   Core technology...................................................    5,600
   Assembled workforce...............................................    1,100
   Net identifiable tangible assets..................................      627
   Goodwill..........................................................    2,800
   Other.............................................................      600
                                                                      --------
                                                                        14,627
                                                                      --------
   Less:
     In-process research and development charges.....................   (3,900)
                                                                      --------
                                                                        10,727
   Less:
     Accumulated amortization........................................   (2,311)
                                                                      --------
                                                                      $  8,416
                                                                      ========

   The following unaudited pro forma financial information presents the combined results of operations of the Company and ICM as if the acquisition had occurred as of the beginning of fiscal 1999 and 2000, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and ICM been a single entity during such period. Since NetTransact was a product acquistion and OLC had very limited operations prior to the acquisition, no amounts are included in the pro forma information below.

                                                               Pro forma year
                                                               ended June 30,
                                                              ----------------
                                                               1999     2000
                                                              ------- --------
                                                                (unaudited)
                                                               (in thousands)
   Revenues.................................................. $45,207 $ 50,833
   Net income (loss)......................................... $   826 $(15,713)
   Net income (loss) per share............................... $  0.08 $  (1.46)

4. Marketable Securities
   Marketable securities are classified as available-for-sale and are reported at fair value based on quoted market prices with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity. Interest income and realized gains and losses are recognized when earned. The carrying amount of the Company's investments at June 30, 2000 is shown in the table below:

                                                                 June 30, 2000
                                                                ---------------
                                                                        Market
                                                                 Cost    Value
                                                                ------- -------
                                                                (in thousands)
   Marketable Securities:
     Corporate Bonds........................................... $10,219 $10,210
     Certificates of Deposit...................................   1,011   1,012
                                                                ------- -------
   Total....................................................... $11,230 $11,222
                                                                ======= =======

   At June 30, 2000, marketable securities with scheduled maturities within one year were $10,221,000 and maturities between one to three years were $1,001,000. Gross unrealized losses were $9,000 and gross unrealized gains were $1,000 for the year ended June 30, 2000. Realized gains and losses were $-0-for the year ended June 30, 2000.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

5. Property and Equipment

   Property and equipment consists of the following:

                                                                    June 30,
                                                                  -------------
                                                                   1999   2000
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
   Furniture and fixtures........................................ $  465 $  792
   Technical equipment...........................................  3,551  5,335
   Software......................................................    803  1,952
   Leasehold improvements........................................    277    458
                                                                  ------ ------
                                                                   5,096  8,537
   Less: Accumulated depreciation and amortization...............  2,704  3,365
                                                                  ------ ------
                                                                  $2,392 $5,172
                                                                  ====== ======

6. Accrued Expenses

   Accrued expenses consist of the following:

                                                                    June 30,
                                                                  -------------
                                                                   1999   2000
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
   Employee compensation and benefits............................ $2,598 $2,915
   Sales taxes...................................................    220    610
   Royalties.....................................................    --     296
   Other.........................................................    660  1,109
                                                                  ------ ------
                                                                  $3,478 $4,930
                                                                  ====== ======

7. Borrowing Arrangements

   The Company had a revolving credit agreement (the revolving agreement) with a bank which provided for available borrowings of up to $5,000,000. The revolving agreement expired on December 30, 1999 and the Company chose not to renew it. There were no borrowings outstanding under the revolving agreement at June 30, 1999.

8. Commitments and Contingent Liabilities

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

   The Company also leases office space in other cities. All such leases expire by fiscal year 2010.

   Future minimum annual rental commitments under these leases at June 30, 2000 are as follows:

                                                                  (in thousands)
  2001...........................................................     $1,300
  2002...........................................................      1,043
  2003...........................................................        657
  2004...........................................................        507
  2005 and thereafter............................................      2,871
                                                                      ------
                                                                      $6,378
                                                                      ======

                       BOTTOMLINE TECHNOLOGIES (de), INC.

   Rent expense charged to operations for the years ended June 30, 1998, 1999 and 2000 was $342,000, $454,000, and $944,000 respectively.

9. Capital Transactions

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

   In June 2000, a subsidiary of United Technologies Corporation (UTC) purchased 307,882 shares of common stock for aggregate consideration of $9,951,000, net of expenses. In connection with the equity investment, the Company also issued warrants to UTC for the purchase of 307,882 shares of common stock at an exercise price of $38.00. The Company valued the warrants issued using the Black-Scholes method using assumptions of an expected life of three years and a volatility of 91%. The proceeds of the sale of the common stock and warrants were allocated to each based on the relative fair value resulting in a charge to operations of $6,041,000. The warrants were fully vested and exercisable upon issuance.

   Shares reserved for future issuance were 3,468,811 at June 30, 2000.

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

 Stock-Based Compensation

   The Company has elected to follow APB 25, and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Option valuation models have been developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Such models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The following assumptions were made for grants in 1998, 1999 and 2000, respectively:

                                                1998        1999        2000
                                             ----------  ----------  ----------
   Dividend yield...........................          0%          0%          0%
   Expected lives of options (years)........          4           4           4
   Risk-free interest rate.................. 5.65--6.20% 4.37--5.75% 5.97--6.66%
   Volatility...............................        --         45.0%       91.0%

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

                                                       Years Ended June 30,
                                                     -------------------------
                                                      1998    1999     2000
                                                     ------- ------- ---------
                                                     (in thousands, except per
                                                            share data)
   Pro forma net income (loss).....................  $ 1,488 $ 3,433 $ (17,759)
   Pro forma earnings (loss) per share available to
    common stockholders:
     Basic.........................................  $  0.22 $  0.42 $   (1.65)
     Diluted.......................................  $  0.19 $  0.37 $   (1.65)

                       BOTTOMLINE TECHNOLOGIES (de), INC.

   As the provisions of SFAS 123 are effective only for fiscal years beginning after December 15, 1994, the effects of applying SFAS 123 for pro forma disclosures are not necessarily representative of the effects on net income
(loss) for future years.

   A summary of option activity is as follows:

                                           Year Ended June 30,
                            --------------------------------------------------
                                  1998             1999             2000
                            ---------------- ---------------- ----------------
                                    Weighted         Weighted         Weighted
                                    Average          Average          Average
                                    Exercise         Exercise         Exercise
                            Options  Price   Options  Price   Options  Price
                            ------- -------- ------- -------- ------- --------
                                  (in thousands, except per share data)
   Outstanding, beginning
    of year................   339    $5.10      885   $6.69    1,561   $10.51
   Options granted.........   600     7.91      756   14.05      918    28.45
   Options exercised.......   (54)    3.67      (54)   5.55     (393)    7.77
   Options canceled........   --       --       (26)   7.44     (120)   12.85
                              ---    -----    -----   -----    -----   ------
   Outstanding, end of
    year...................   885     6.69    1,561   10.51    1,966    19.30
   Exercisable at end of
    year...................   102    $5.20      364   $6.63      313   $ 9.81
   Weighted average fair
    value of options
    granted during the
    year...................          $1.53            $5.00            $21.78

   As of June 30, 1999 and 2000, options to purchase 1,709,000 and 871,000 shares, respectively, were available for grant under the Company's three stock option plans. The following table presents weighted-average price and life information about significant option groups outstanding at June 30, 2000:

                           Options Outstanding          Options Exercisable
                  ------------------------------------- --------------------
                                               Weighted             Weighted
     Range of                 Weighted Average Average              Average
     Exercise       Number       Remaining     Exercise   Number    Exercise
      Prices      Outstanding Contractual Life  Price   Exercisable  Price
     --------     ----------- ---------------- -------- ----------- --------
                        (in thousands, except per share and life data)
   $5.67-$8.00         415       7.41 years     $ 7.67      207      $ 7.44
   $8.80-$10.00        203       6.63 years       9.65       38        9.05
   $13.00-$13.00       415       8.62 years      13.00       59       13.00
   $13.88-$28.88       396       9.34 years      16.60        0        0.00
   $30.56-$59.00       537       9.42 years      38.78        9       47.71
                     -----                                  ---
                     1,966                                  313
                     =====                                  ===

Warrants

   In connection with the sale of its common stock in March 1992, the Company issued warrants for the purchase of an aggregate 644,000 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share. During 1999, the remaining warrants outstanding of 143,000 shares were exercised at a weighted average price of $1.19.

   In April 2000, the Company issued warrants to a company for the right to purchase up to 324,000 shares of common stock at an exercise price of $55.00. The warrants were fully vested and exercisable upon issuance. At June 30, 2000, none of these warrants had been exercised. The Company valued the warrants issued using the Black-Scholes method using assumptions of an expected life of three years and a volatility of 91%. The value of the warrants, $5,861,000, was charged to the results of operations.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

10. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                       Year Ended June 30,
                                                      ------------------------
                                                       1998    1999     2000
                                                      ------  ------  --------
   Numerator:
     Net income (loss)............................... $1,603  $4,051  $(14,265)
     Accretion to redemption value on redeemable
      common stock...................................   (107)    (70)      --
                                                      ------  ------  --------
   Numerator for basic and diluted earnings (loss)
    per share available to common stockholders....... $1,496  $3,981  $(14,265)
                                                      ======  ======  ========
   Denominator:
     Denominator for basic earnings (loss) per share
      available to common stockholders--weighted-
      average shares outstanding.....................  6,314   7,988    10,744
     Effect of employee stock options, warrants and
      redeemable common stock........................  1,002   1,182       --
                                                      ------  ------  --------
   Denominator for diluted earnings (loss) per share
    available to common stockholders.................  7,316   9,170    10,744
                                                      ======  ======  ========
   Earnings (loss) per share available to common
    stockholders:
     Basic........................................... $ 0.24  $ 0.50  $  (1.33)
                                                      ======  ======  ========
     Diluted......................................... $ 0.20  $ 0.43  $  (1.33)
                                                      ======  ======  ========

   Options for 18,000 and 1,966,000 shares for the years ended June 30, 1999 and 2000, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. Warrants for 631,882 shares for the year ended June 30, 2000 were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

11. Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109. SFAS No. 109 requires the use of the liability method in which income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                       BOTTOMLINE TECHNOLOGIES (de), INC.

   Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                   June 30,
                                                                 --------------
                                                                 1999    2000
                                                                 -----  -------
                                                                      (in
                                                                  thousands)
   Deferred tax assets:
     Allowances................................................. $ 516  $   438
     Various accrued expenses...................................    60      411
     Inventory..................................................    89       27
     Deferred revenue...........................................   --       106
     Goodwill amortization......................................   --     2,148
     Warrants...................................................   --     2,328
                                                                 -----  -------
                                                                   665    5,458
     Less: valuation allowance..................................   --    (2,328)
                                                                 -----  -------
       Total deferred tax assets................................   665    3,130
                                                                 -----  -------
   Deferred tax liabilities:
     Property, plant and equipment..............................  (253)    (283)
                                                                 -----  -------
       Total deferred tax liabilities...........................  (253)    (283)
                                                                 -----  -------
       Net deferred tax assets.................................. $ 412  $ 2,847
                                                                 =====  =======

   The provision (benefit) for income taxes consisted of the following:

                                                          Year Ended June 30,
                                                         ----------------------
                                                          1998    1999   2000
                                                         ------  ------ -------
                                                            (in thousands)
   Current:
     Federal............................................ $1,238  $2,021 $   789
     State..............................................    209     485     246
                                                         ------  ------ -------
                                                          1,447   2,506   1,035
                                                         ------  ------ -------
   Deferred:
     Federal............................................   (241)    156  (1,587)
     State..............................................    (29)     38    (848)
                                                         ------  ------ -------
                                                           (270)    194  (2,435)
                                                         ------  ------ -------
                                                         $1,177  $2,700 $(1,400)
                                                         ======  ====== =======

   A reconciliation of the federal statutory rate to the effective income tax is as follows:

                                                             Year Ended June
                                                                   30,
                                                             -----------------
                                                             1998  1999  2000
                                                             ----  ----  -----
   Tax (benefit) at federal statutory rate.................. 34.0% 34.0% (34.0)%
   State taxes, net of federal benefit......................  6.5   4.7   (5.9)
   Warrant expense..........................................  --    --    15.5
   Goodwill amortization....................................  --    --     0.4
   Non-deductible expenses..................................  0.6   0.3    0.3
   Research and development tax credits..................... (3.6)  --     --
   Other....................................................  4.8   1.0    --
   Valuation allowance......................................  --    --    14.8
                                                             ----  ----  -----
                                                             42.3% 40.0%  (8.9)%
                                                             ====  ====  =====

                       BOTTOMLINE TECHNOLOGIES (de), INC.

   The principal non-deductible expense for income tax purposes is a warrant that is not deductible for income tax purposes and goodwill amortization on a stock acquisition.

   SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not, that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $2,328,000 valuation allowance at June 30, 2000 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $2,328,000.

   In addition to the above deferred tax assets, the company also has available $1,308,000 of tax benefit attributable to the exercise of non-qualified stock options. When realized, the associated benefit will be recognized as an increase to additional paid-in capital.

12. Subsequent Events

   On August 28, 2000, the Company acquired the stock of two companies, Checkpoint Holdings, Ltd. (Checkpoint) and Flashpoint, Inc. (Flashpoint).

   Checkpoint is an eCommerce and electronic payments software provider. The purchase price for Checkpoint was approximately $82 million, with $15 million paid in cash, $20 million in the form of a promissory note, 1,350,000 newly issued shares of common stock, a warrant to purchase 100,000 shares of common stock at a price of $50 per share and acquisition related costs. The transaction will be accounted for as a purchase and Checkpoint's financial results will be included with the Company's results from the acquisition date.

   Flashpoint is a professional software development company. The purchase price was approximately $14.5 million, consisting of $4.5 million in cash, 242,200 newly issued shares of common stock, the assumption of all outstanding stock options of Flashpoint and acquisition related costs. The transaction will be accounted for as a purchase and Flashpoint's results will be included in the Company's results from the acquisition date.

   The Company is evaluating and making preliminary assessments of the purchase price allocation. The Company's early assessment is that a significant amount of the purchase price will result in identifiable intangibles and goodwill and will result in significant amounts of amortization in future years, including fiscal year 2001. The Company's analysis is not yet complete but the Company estimates the expected useful life to be in the three to five year range.

   In August 2000, we entered into a ten-year lease for approximately 83,000 square feet of space for a new headquarters facility in Portsmouth, New Hampshire. Total lease payments for this new facility will be approximately $15 million.

   In August 2000, we made a $900,000 equity investment in Princeton eCom, an electronic bill presentment and payment services provider, and a $500,000 equity investment in Magnet Corporation, a business-to-business e-finance infrastructure and services provider. Both of these investments will be accounted for on the cost basis.