Form 10-Q
period 2000-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2000-11-14
CIK 1073349

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000


                      Bottomline Technologies (de), Inc.
            (Exact name of Registrant as Specified in Its Charter)

                        Commission file number: 0-25259


            Delaware                                     02-0433294
   ------------------------------                   ---------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


               155 Fleet Street, Portsmouth, New Hampshire 03801
                   ----------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number, including area code:  (603) 436-0700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 2000 was 12,877,218.

                                    INDEX
                                                                       Page No.
                                                                       -------

PART I.        FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Unaudited Condensed Consolidated Balance Sheets as
               of September 30, 2000 and June 30, 2000                    1

               Unaudited Condensed Consolidated Statements of
               Operations for the three months ended
               September 30, 2000 and 1999                                2

               Unaudited Condensed Consolidated Statements of
               Cash Flows for the three months ended
               September 30, 2000 and 1999                                3

               Unaudited Notes to Condensed Consolidated
               Financial Statements                                       4



     ITEM 2.   Management's Discussion and Analysis                       8

     ITEM 3.   Quantitative and Qualitative Disclosure
               about Market Risk                                         19


PART II.       OTHER INFORMATION


     ITEM 1.   Legal Proceedings                                         19

     ITEM 2.   Changes In Securities and Use of Proceeds                 19

     ITEM 3.   Defaults Upon Senior Securities                           20

     ITEM 4.   Submission of Matters to a Vote of Security Holders       20

     ITEM 5.   Other Information                                         20

     ITEM 6.   Exhibits and Reports on Form 8-K                          20

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


                      Bottomline Technologies (de), Inc.
                Unaudited Condensed Consolidated Balance Sheets
                                (in thousands)


                                                                         September 30, 2000         June 30, 2000
                                                                         --------------------      --------------
Assets
Current assets:
 Cash and cash equivalents                                                           $  6,149             $27,292
 Short-term investments                                                                 6,208              11,222
 Accounts receivable, net of allowance for doubtful accounts of
  $1,487 at September 30, 2000 and $1,097 at June 30, 2000                             24,701              14,571
 Other current assets                                                                   6,178               1,760
                                                                                  -----------          ----------
Total current assets                                                                   43,236              54,845
Property and equipment, net                                                             7,994               5,172
Goodwill and other intangible assets                                                  102,109               8,416
Other assets                                                                            2,540               2,847
                                                                                  -----------           ---------
Total assets                                                                         $155,879             $71,280
                                                                                  ===========           =========
Liabilities and Stockholders' equity
Current liabilities:
 Accounts payable                                                                    $  4,205             $ 2,004
 Accrued expenses                                                                      10,142               4,930
 Deferred revenue and deposits                                                         12,901               6,034
 Other current liabilities                                                                717                 901
 Short term debt                                                                       20,356                   -
                                                                                  -----------           ---------
Total current liabilities                                                              48,321              13,869
Deferred income taxes payable                                                             886                 283
Stockholders' equity:
 Common stock                                                                              13                  11
 Additional paid-in-capital                                                           122,347              64,914
 Deferred stock compensation                                                           (1,307)                  -
 Accumulated other comprehensive income (loss)                                            349                  (8)
 Retained deficit                                                                     (14,730)             (7,789)
                                                                                  -----------           ---------
Total stockholders' equity                                                            106,672              57,128
                                                                                  -----------           ---------
Total liabilities and stockholders' equity                                           $155,879             $71,280
                                                                                  ===========           =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      Bottomline Technologies (de), Inc.
           Unaudited Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                     2000                   1999
                                                                                   -------                 -------
Revenues:
 Software licenses                                                                 $ 5,696                 $ 1,804
 Service and maintenance                                                             6,845                   4,260
 Equipment and supplies                                                              3,416                   2,483
                                                                                   -------                 -------
Total revenues                                                                      15,957                   8,547
Cost of revenues:
 Software licenses                                                                     221                      46
 Service and maintenance                                                             3,507                   2,143
 Equipment and supplies                                                              2,597                   1,862
                                                                                   -------                 -------
Total cost of revenues                                                               6,325                   4,051
                                                                                   -------                 -------
Gross profit                                                                         9,632                   4,496
Operating expenses:
 Sales and marketing:
     Sales and marketing                                                             6,069                   2,809
 Product development and engineering:
     Product development and engineering                                             2,884                   1,205
     Acquired in-process research and development                                        -                   1,300
     Stock compensation expense                                                         37                       -
 General and administrative:
     General and administrative                                                      2,605                   2,116
     Amortization of intangible assets                                               3,320                     126
                                                                                   -------                 -------
Total operating expenses                                                            14,915                   7,556
                                                                                   -------                 -------
Loss from operations                                                                (5,283)                 (3,060)
Interest income, net                                                                   264                     481
                                                                                   -------                 -------
Loss before provision for income taxes                                              (5,019)                 (2,579)
Provision (benefit) for income taxes                                                 1,922                  (1,032)
                                                                                   -------                 -------
Net loss                                                                           $(6,941)               $ (1,547)
                                                                                   =======                 =======
Loss per share:
  Basic                                                                            $ (0.59)                $ (0.15)
                                                                                   =======                 =======
  Diluted                                                                          $ (0.59)                $ (0.15)
                                                                                   =======                 =======
Shares used in computing loss per share:
  Basic                                                                             11,820                  10,569
                                                                                   =======                ========
  Diluted                                                                           11,820                  10,569
                                                                                   =======                ========

See accompanying notes to unaudited condensed consolidated financial statements.

                      Bottomline Technologies (de), Inc.
           Unaudited Condensed Consolidated Statements of Cash Flows
                                (in thousands)


                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                     2000                   1999
                                                                                    ------                 ------
Cash provided by (used in) operating activities                                     $ (3,030)               $ 3,379

Investing activities:
Purchases of property and equipment, net                                                (828)                  (676)
Proceeds from sale of short-term investments, net of purchases                         5,030                      -
Increase in equity investments                                                        (1,400)                     -
Acquisition of businesses and assets, net of cash acquired                           (11,415)                (3,813)
                                                                                     -------                -------
Net cash used in investing activities                                                 (8,613)                (4,489)

Financing activities:
Proceeds from exercise of stock options and employee stock purchase
 plan                                                                                    784                  1,203
Payment of certain liabilities assumed upon acquisition                              (10,272)                     -
                                                                                    --------                -------
Net cash provided  by (used in) financing activities                                  (9,488)                 1,203
Effect of exchange rate changes on cash                                                  (12)                     -
                                                                                    --------                -------
Increase (decrease) in cash and cash equivalents                                     (21,143)                    93
Cash and cash equivalents at beginning of period                                      27,292                 39,699
                                                                                    --------                -------
Cash and cash equivalents at end of period                                          $  6,149                $39,792
                                                                                    ========                =======


Schedule of non-cash investing and financing activities

Issuance of common stock, common stock options and common
 stock warrants in connection with acquisitions                                     $ 56,651                     -

Issuance of promissory notes in connection with acquisitions                        $ 20,356                     -

See accompanying notes to unaudited condensed consolidated financial statements.

                      Bottomline Technologies (de), Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                              September 30, 2000


Note 1 - Basis of Presentation

     The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the financial statements and footnotes included in the company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC).


Note 2 - Business Combinations

     On August 28, 2000, the Company acquired the stock of two companies, Checkpoint Holdings, Ltd. (Checkpoint) and Flashpoint, Inc. (Flashpoint).

     Checkpoint, a private company incorporated in England and Wales, is a provider of electronic commerce and electronic payment software for the United Kingdom. The acquisition was completed pursuant to a Share Purchase Agreement dated August 28, 2000 between the Company and Checkpoint stockholders. The consideration for the acquisition was approximately $60.1 million, consisting of $4.7 million in cash, $19.8 million in loan notes, 1,013,333 shares of the Company's common stock, warrants to purchase a total of 100,000 shares of common stock at an exercise price of $50.00 per share and transaction costs. In connection with the acquisition, 336,667 shares of the Company's common stock were issued to satisfy pre-existing loan note obligations of Checkpoint in the amount of $10.5 million. As a result of the acquisition, intangible assets of approximately $79.8 million were recorded as identified in the table below.

     Flashpoint, a Massachusetts corporation, is a developer of Web-based software. The acquisition was completed pursuant to a Stock Purchase Agreement dated August 28, 2000 by and among the Company, Flashpoint, and the sole stockholder of Flashpoint. The consideration for the acquisition was approximately $16.8 million, consisting of $4.5 million in cash, 242,199 shares of common stock, the assumption of all outstanding stock options of Flashpoint and transaction costs. As a result of the acquisition, intangible assets of approximately $16.9 million were recorded as identified in the table below.


                            Checkpoint         Flashpoint         Total
                          --------------     --------------     ----------
                                             (in thousands)
Customer list                 $15,867            $     -         $15,867
Assembled workforce             4,442              1,509           5,951
Developed software              3,761                  -           3,761
Trade name                      1,543                  -           1,543
Contract backlog                    -                435             435
Goodwill                       54,206             14,929          69,135
                             --------            -------         -------
Total                         $79,819            $16,873         $96,692
                             ========            =======         =======


     The intangible assets will be amortized over their estimated useful lives, as follows: customer list, assembled workforce, developed software, trade name and goodwill - three years; contract backlog - ten months.

     The acquisitions were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations are made to the assets acquired and the liabilities assumed based on their respective fair values. The value of the Company's common stock was recorded at the average of the last reported sales price on The Nasdaq National Market during the last three consecutive trading days ending on and including August 28, 2000. The value of the warrants and stock options were recorded at their fair value based on the Black-Scholes valuation method.

     The purchase price allocations are based on preliminary assessments. Adjustments will be made to the purchase price allocations if changes to the preliminary assessments occur prior to June 30, 2001.

     During fiscal 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Integrated Cash Management Services, Inc.
(ICM) for an aggregate purchase price of $9.3 million in cash and transaction costs. Also during fiscal 2000, the Company acquired all of the outstanding stock of OLC Software, Inc. (OLC) for an aggregate purchase price of $1.5 million in cash and transaction costs.

     The following unaudited pro forma financial information presents the combined results of operations of the Company, ICM, Checkpoint and Flashpoint as if the acquisitions had occurred as of the beginning of the quarters ended September 30, 2000 and September 30, 1999, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets. Since OLC had very limited operations prior to the acquisition, no OLC amounts are included in the pro forma information below. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company, ICM, Checkpoint, and Flashpoint been a single entity during such period.

                                         Pro Forma
                                      Three Months Ended
                                        September 30,
                                      2000       1999
                                    --------    -------
                                        (Unaudited)
                                      (In Thousands,
                                except per share amounts)

Revenues                            $ 20,354     $ 18,277
Net loss                            $(16,115)    $(15,388)
Net loss per share                  $  (1.28)    $  (1.12)

Note 3 - Short Term Debt

     In connection with the acquisition of Checkpoint, the Company issued promissory notes with an aggregate value of $20.4 million. The promissory notes, including accrued interest thereon, mature on August 28, 2001. Prior to the maturity date, the Company may repay the promissory notes, including accrued interest, in cash. On the maturity date, at the Company's sole discretion, the promissory notes, including accrued interest, may be repaid in either cash, the Company's common stock or a combination of cash and common stock. The promissory notes accrue interest at a rate of 10% for the period beginning on August 28, 2000 and ending on February 28, 2001 and 14% for the period beginning on February 28, 2001 and ending on August 28, 2001. Since the Company has not yet determined if the promissory notes will be retired through the payment of cash or the issuance of common stock, the promissory notes have been included in current liabilities as the maturity date is within one year.

Note 4 -Loss Per Share

     The following table sets forth the computation of basic and diluted loss per share:

                                                               Three Months Ended
                                                                 September 30,
                                                               2000        1999
                                                              -------------------
                                                                (In Thousands,
                                                           except per share amounts)
Numerator:
 Numerator for basic and diluted loss per share - net loss    $(6,941)    $(1,547)
                                                              =====================
Denominator:
 Denominator for basic and diluted loss per share -
    weighted-average shares outstanding                        11,820      10,569
                                                              ====================
Loss per share:
                                                              $ (0.59)    $ (0.15)
    Basic                                                     ====================
                                                              $ (0.59)    $ (0.15)
    Diluted                                                   ====================

     The effect of outstanding stock options and warrants are excluded from the calculation of diluted loss per share for the three months ended September 30, 2000 and September 30, 1999, as their effect would be anti-dilutive.

Note 5 - Comprehensive Loss

     Comprehensive loss represents net loss plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Unaudited Statements of Operations. The components of comprehensive loss, net of tax, are as follows:

                                                    Three Months Ended
                                                       September 30,
                                                    2000        1999
                                                 -----------------------
                                                        (unaudited)
                                                       (in thousands)

Net loss                                         $(6,941)        $(1,547)

Other comprehensive income (loss):
   Foreign currency translation adjustments          341               -
   Unrealized gain (loss) on investments               8             (10)
                                                 -------         -------
Comprehensive loss                               $(6,592)        $(1,557)
                                                 =======         =======

Note 6 - Operations by Industry Segments and Geographic Area

     The Company is a global designer and developer of financial software solutions which are sold to businesses and financial institutions. As permitted by the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information", the Company has one reportable segment for financial statement purposes.

     Prior to the acquisition of Checkpoint on August 28, 2000, the Company did not have operations outside the United States. Net sales, based on the point of sales, not the location of the customer are as follows:

                                               Three Months Ended
                                                 September 30,
                                             2000            1999
                                            ----------------------
                                                 (unaudited)
                                               (In Thousands)

Sales to unaffiliated customers:
    United States                            $12,706        $8,547
    United Kingdom                             3,251             -
                                             -------       -------
Total sales to unaffiliated customers        $15,957        $8,547
                                             =======       =======

     At September 30, 2000, long-lived assets of $32.2 million and $80.4 million were located in the United States and United Kingdom, respectively. At September 30, 1999, all long-lived assets were located in the United States.

Note 7 - Income Taxes

     In the three months ended September 30, 2000, the Company incurred a substantial operating loss due in large part to the amortization of recently acquired intangible assets. Since amortization expense will continue to be incurred over the next three years and the Company has utilized a significant portion of the income tax loss carryback benefit, the Company determined that a significant portion of the existing deferred tax assets are less likely, rather than more likely, to be realized. Accordingly, the Company's deferred tax asset at September 30, 2000 was $880,000, net of a reserve balance of $12.4 million.

Note 8 - Recent Accounting Pronouncements

     In December 1999, the SEC published Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Due to a variety of implementation questions that have arisen, the SEC has deferred the implementation of SAB 101 until no later than the fourth quarter for fiscal years beginning after December 15, 1999. We will adopt SAB 101 no later than the fourth quarter of the fiscal year ending June 30, 2001.
We are still assessing the impact of adopting SAB 101 and do not expect to make a definitive assessment until later in the fiscal year.

     On July 1, 2000, the Company adopted SFAS No. 133, as amended by SFAS Nos. 137 and 138, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. SFAS 133, as amended, did not have a material impact on our results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words "may," will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "continue" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors that May Affect Future Results" and elsewhere in this quarterly report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999

     On August 28, 2000, we acquired the stock of two companies, Checkpoint Holdings, Ltd. (Checkpoint) and Flashpoint, Inc. (Flashpoint). Both transactions have been accounted for as purchases and their financial results have been included in our results from the date of acquisition.

     Checkpoint, a private company incorporated in England and Wales, is a provider of electronic commerce and electronic payment software for the United Kingdom. The acquisition was completed pursuant to a Share Purchase Agreement dated August 28, 2000 between the Company and Checkpoint stockholders. The consideration for the acquisition was approximately $60.1 million, consisting of $4.7 million in cash, $19.8 million in loan notes, 1,013,333 shares of the Company's common stock, warrants to purchase a total of 100,000 shares of common stock at an exercise price of $50.00 per share and transaction costs. In connection with the acquisition, 336,667 shares of our common stock were issued to satisfy pre-existing loan note obligations of Checkpoint in the amount of $10.5 million. As a result of the acquisition, intangible assets of approximately $79.8 million, consisting of developed software, trade name, customer list, assembled workforce, and goodwill were recorded and will be amortized over a period of three years.

     Flashpoint, a Massachusetts corporation, is a developer of Web-based software. The acquisition was completed pursuant to a Stock Purchase Agreement dated August 28, 2000 by and among the Company, Flashpoint, and the sole stockholder of Flashpoint. The consideration for the acquisition was approximately $16.8 million, consisting of $4.5 million in cash, 242,199 shares of the Company's common stock, the assumption of all outstanding stock options of Flashpoint and transaction costs. As a result of the acquisition, intangible assets of approximately $16.9 million, consisting of contract backlog, assembled workforce, and goodwill were recorded and will be amortized over a period ranging from ten months to three years.

Revenues

  Total revenues increased by $7.5 million to $16.0 million in the three months ended September 30, 2000 from $8.5 million in the three months ended September 30, 1999, an increase of 87%. The increase was primarily attributable to strong demand for our NetTransact, BankQuest and PayBase product offerings combined with revenue contribution from Checkpoint. Revenues, based on the point of sales, not on the location of the customer, were $12.7 million and $3.3 million in the United States and United Kingdom, respectively, for the three months ended September 30, 2000. All revenues for the three months ended September 30, 1999 were attributable to the United States.

  Software Licenses. Software license fees increased by $3.9 million to $5.7 million in the three months ended September 30, 2000 from $1.8 million in the three months ended September 30, 1999, an increase of 216%. Software license fees represented 36% of total revenues in the three months ended September 30, 2000 compared to 21% of total revenues for the three months ended September 30, 1999. The increase in software license fees was due primarily to the strong demand for our NetTransact, BankQuest and PayBase product offerings, which represented 68% of the increase, combined with revenue contribution from Checkpoint. Based on current product plans, we anticipate software license fees to continue to increase as a percentage of total revenues during the remainder of the fiscal year.

  Service and Maintenance. Service and maintenance fees increased by $2.5 million to $6.8 million in the three months ended September 30, 2000 from $4.3 million in the three months ended September 30, 1999, an increase of 61%. Service and maintenance fees represented 43% of total revenues in the three months ended September 30, 2000 compared to 50% of total revenues in the three months ended September 30, 1999. The increase in service and maintenance fees was due primarily to several large BankQuest service contracts, representing 69% of the increase, combined with revenue contribution from Checkpoint. Based on current product plans, we anticipate that service and maintenance fees will continue to decrease as a percentage of total revenues during the remainder of the fiscal year.

  Equipment and Supplies. Equipment and supplies sales increased by approximately $900,000 to $3.4 million in the three months ended September 30, 2000 from $2.5 million in the three months ended September 30, 1999, an increase of 38%. Equipment and supplies sales represented 21% of total revenues in the three months ended September 30, 2000 compared to 29% of total revenues in the three months ended September 30, 1999. The increase in equipment and supplies sales is the result of revenue contribution from Checkpoint. The decrease in equipment and supplies sales as a percentage of revenues is the result of higher software license fees and our de-emphasis of this lower margin source of revenues.

Cost of Revenues

  Software Licenses. Software license costs increased by $175,000 to $221,000 in the three months ended September 30, 2000 from $46,000 in the three months ended September 30, 1999, an increase of 380%. Software license costs were 4% of software license fees in the three months ended September 30, 2000 compared to 3% of software license fees in the three months ended September 30, 1999. The increase in software license costs is attributable to the 10% royalty on NetTransact revenues payable to The Northern Trust Company. We anticipate software license costs will continue to increase in future quarters as corresponding NetTransact revenues increase.

  Service and Maintenance. Service and maintenance costs increased by $1.4 million to $3.5 million in the three months ended September 30, 2000 from $2.1 million in the three months ended September 30, 1999, an increase of 64%. Service and maintenance costs were 51% of service and maintenance fees in the three months ended September 30, 2000 compared to 50% of service and maintenance fees in the three months ended September 30, 1999. Service and maintenance costs increased primarily due to the corresponding increase in service and maintenance fees. We anticipate that service and maintenance costs will increase as a percentage of revenues over the remainder of the fiscal year due principally to lower historical service and maintenance margins experienced by Checkpoint.

  Equipment and Supplies. Equipment and supplies costs increased by approximately $700,000 to $2.6 million in the three months ended September 30, 2000 from $1.9 million in the three months ended September 30, 1999, an increase of 39%. Equipment and supplies costs were 76% of equipment and supplies sales in the three months ended September 30, 2000 compared to 75% of equipment and supplies sales in the three months ended September 30, 1999. Equipment and supplies costs increased primarily due to the corresponding increase in equipment and supplies sales.

Operating Expenses

 Sales and Marketing:

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $3.3 million to $6.1 million in the three months ended September 30, 2000 from $2.8 million in the three months ended September 30, 1999, an increase of 116%. Sales and marketing expenses were 38% of total revenues in the three months ended September 30, 2000 compared to 33% of total revenues in the three months ended September 30, 1999. The increase was due primarily to additional sales and marketing expenses associated with our ICM, Checkpoint and Flashpoint acquisitions, the NetTransact product and increases in staffing and personnel related costs. We anticipate that sales and marketing expense will decrease as a percentage of revenues during the remainder of the fiscal year.

Product Development and Engineering:

     Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by $1.7 million to $2.9 million in the three months ended September 30, 2000 from $1.2 million in the three months ended September 30, 1999, an increase of 139%. Product development and engineering expenses were 18% of total revenues in the three months ended September 30, 2000 compared to 14% of total revenues in the three months ended September 30, 1999. The increase was due primarily to additional product development and engineering expenses associated with our investment in the NetTransact product and our acquisitions of ICM, Checkpoint and Flashpoint. For the near future, we believe that product development and engineering costs, as a percentage of revenues, will remain consistent with the percentage experienced in the first quarter of fiscal 2001.

     Acquired in-process research and development. In-process research and development of $1.3 million represents a non-cash charge related to the NetTransact product acquisition for in-process research and development during the three months ended September 30, 1999. The in-process research and development project was valued using an Income Approach, which included the application of a discounted future earnings methodology. Using this methodology, the value of the in-process technology is comprised of the total present value of the future earnings stream attributable to the technology throughout its anticipated life. No alternative future uses were identified prior to reaching technological feasibility. There was no comparable amount for the three months ended September 30, 2000.

     Stock compensation expense. In connection with our acquisition of Flashpoint, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options resulting in $37,000 of stock compensation expense during the three months ended September 30, 2000. There was no comparable amount for the three months ended September 30, 1999.


General and Administrative:

     General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by approximately $500,000 to $2.6 million in the three months ended September 30, 2000 from $2.1 million in the three months ended September 30, 1999, an increase of 23%. General and administrative expenses were 16% of total revenues in the three months ended September 30, 2000 compared to 25% of total revenues in the three months ended September 30, 1999. The dollar increase was due primarily to additional general and administrative expenses as a result of our acquisitions of ICM, Checkpoint and Flashpoint.

     Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions increased by $3.2 million to $3.3 million in the three months ended September 30, 2000 from $126,000 in the three months ended September 30, 1999. We expect to incur approximately $9.0 million of such amortization expense during each of the remaining quarters of the fiscal year.

     Interest Income, Net. Interest income, net consists of interest income less interest expense. Interest income, net decreased by $217,000 to $264,000 in the three months ended September 30, 2000 from $481,000 in the three months ended September 30, 1999, a decrease of 45%. The decrease was due to interest expense on promissory notes issued in connection with our acquisition of Checkpoint and due to a reduced cash balance in the current period as a result of cash used in our acquisitions. We expect interest expense to exceed interest income during each of the remaining quarters of the fiscal year as a result of the promissory notes issued in connection with our acquisition of Checkpoint.

  Provision (benefit) for Income Taxes. The provision for income taxes was $1.9 million in the three months ended September 30, 2000 compared with a benefit of $1.0 million in the three months ended September 30, 1999. In the three months ended September 30, 2000, we incurred a substantial operating loss due primarily to the amortization of recently acquired intangible assets. Since amortization expense will continue to be incurred over the next three years and we have utilized a significant portion of our income tax loss carryback benefit, we determined that the existing deferred tax assets are less likely, rather than more likely, to be realized. Accordingly, we provided a valuation reserve against such assets that resulted in the net income tax provision of $1.9 million. In the three months ended September 30, 1999, we had sufficient income tax loss carryback available to benefit a portion of the operating loss.

 Liquidity and Capital Resources

  We have financed our operations primarily from cash provided by the sale of our common stock and operating activities. We had negative working capital of $5.1 million at September 30, 2000, which included cash, cash equivalents and short-term investments totaling $12.4 million.

  The negative working capital position at September 30, 2000 is the result of $20.4 million of promissory notes issued in connection with the acquisition of Checkpoint. The promissory notes, including accrued interest, mature on August 28, 2001. Prior to the maturity date, the Company may repay the promissory notes, including accrued interest, in cash. On the maturity date, at the Company's sole discretion, the promissory notes, including accrued interest, may be repaid in either cash, common stock of the Company or a combination of cash and common stock.

  In August 2000, we entered into a ten-year lease for approximately 83,000 square feet of space for a new headquarters facility in Portsmouth, New Hampshire. Total lease payments for this new facility will be approximately $15 million, which we anticipate will commence in September 2001.

  Cash used in operating activities was $3.0 million in the three months ended September 30, 2000 and cash provided by operating activities was $3.4 million in the three months ended September 30, 1999. Net cash used in operating activities, for the three months ended September 30, 2000, was primarily the result of the net loss and an increase in accounts receivable offset by increases in accounts payable, accrued expenses and deferred revenues.

  Net cash used in investing activities was $8.6 million in the three months ended September 30, 2000 and $4.5 million in the three months ended
September 30, 1999. Cash was used in the three months ended September 30, 2000 for the acquisition of businesses and to acquire property and equipment offset by proceeds from the sale of short-term investments.

  Net cash provided by financing activities was $784,000 in the three months ended September 30, 2000 and $1.2 million in the three months ended September 30, 1999. Net cash provided by financing activities was the result of the net proceeds from the exercise of options pursuant to our stock incentive plans and employee stock purchase plan.

  We believe that the cash generated from operations, our cash, cash equivalents and short-term investments on hand and our ability to repay the promissory notes with common stock will be sufficient to meet our working capital requirements for at least the next twelve months. We also may receive additional investments from, and make investments in, customers or other companies.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

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

A significant percentage of our revenues to date has come from our payment management offerings and our performance will depend on continued market acceptance of these offerings

  A significant percentage of our revenues to date has come from the license and maintenance of our payment management offerings and sales of related products and services. Any reduction in demand for our payment management offerings could have a material adverse effect on our business, operating results and financial condition. Our future performance will depend to a large degree upon the market acceptance of our payment management offerings as a payment management solution. Our prospects will also depend upon enterprises seeking to enhance their payment functions to integrate electronic payment capabilities. In addition, our future results will depend on the continued market acceptance of desktop software for use in a departmental setting, including our laser check printing solutions, as well as our ability to introduce enhancements to meet the market's evolving needs for secure, payment management solutions.

Our future financial results will depend upon continued market acceptance of our NetTransact and BankQuest products

  If the NetTransact and BankQuest products that we acquired do not continue to achieve market acceptance, our future financial results will be adversely affected. We acquired the NetTransact bill presentment software from The Northern Trust Company, a financial institution, in July 1999. General availability of the NetTransact product was announced in February 2000. We acquired the web-based BankQuest cash management software in our acquisition of Integrated Cash Management Services, Inc. in October 1999. BankQuest was commercially introduced in April 2000 and is now generally available. If either of these products has any unanticipated performance problems or bugs, or does not enjoy wide commercial success, our long-term business strategy would be adversely affected.

Integration of acquisitions or strategic investments could disrupt our business and our financial condition could be harmed

  We have made acquisitions of companies, including our recent acquisitions of Checkpoint and Flashpoint, and we may acquire or make investments in other businesses, products or technologies in the future. Our acquisitions of Checkpoint and Flashpoint, as well as any other acquisitions or strategic investments, if any, may entail numerous risks that include the following:

     . difficulties in assimilating acquired operations, technologies or products;

     .   diversion of management's attention from our core business concerns;

     . risks of entering markets in which we have no or limited prior experience;

     .   substantial dilution of our current stockholders' ownership;

     .   incurrence of substantial debt;

     . incurrence of significant amortization expenses related to goodwill and other intangible assets; and

     .   incurrence of significant immediate write-offs.

     Any such difficulties encountered as a result of any mergers or acquisition could materially affect our business, operating results and financial condition.

We face risks associated with our international operations that could harm our financial condition and results of operations

Our future growth rates and success are in part dependent on continued growth and success in international markets. As is the case with most international operations, the success and profitability of our international operations are subject to numerous risks and uncertainties that include the following:


     .   difficulties and costs of staffing and managing foreign operations;

     . certification requirements and differing regulatory and industry standards;

     .   reduced protection for intellectual property rights in some countries;

     .   fluctuations in currency exchange rates; and

     .   import or export licensing requirements.


We must attract and retain highly skilled personnel with knowledge of electronic payment and bill presentment technology and the banking industry

  We are dependent upon the ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in electronic payment and bill presentment technology and knowledge of the banking industry. Competition for qualified personnel is intense. In addition, our corporate headquarters location in Portsmouth, New Hampshire may limit our access to skilled personnel. Any failure to attract, hire or retain qualified personnel could have a material adverse effect on our business, operating results and financial condition. In addition, we plan to expand our sales and marketing and product development organizations. Based on our experience, it takes an average of nine months for a salesperson to become fully productive. We cannot assure you that we will be successful in increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Our fixed costs may lead to fluctuations in operating results if our revenues are below expectations, and if our operating results are below external expectations, the market price of our common stock may fall

  A significant percentage of our expenses, particularly personnel costs and rent, are relatively fixed, and based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues. Accordingly, shortfalls in revenues may cause significant fluctuations in operating results in any quarter. Quarterly operating results that are below the expectations of public market analysts could adversely affect the market price for our common stock. Factors that could cause these fluctuations include the following:

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

The market price of our common stock has experienced, and may continue to be subject to, extreme price and volume fluctuations

  Stock markets, in general, and The Nasdaq Stock Market in particular, have experienced extreme price and volume fluctuations. Broad market fluctuations of this type may adversely affect the market price of our common stock.

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

  . evolving industry standards and mandates, such as those mandated by the National Automated Clearing House Association, the Association for Payment Clearing Services and the Debt Collection Improvement Act of 1996; and

  . developments and changes relating to the Internet that we must address as we introduce new products.

  If we are unable to develop and introduce new products, or enhancements to existing products, in a timely and successful manner, our business, operating results and financial condition could be materially adversely affected.

Our success depends on the wide-spread adoption of the Internet and growth of electronic business

  Our future success will in large part depend upon the willingness of businesses and financial institutions to adopt the Internet as a medium of e-business. These entities will probably accept this new medium only if the Internet provides substantially greater efficiency and enhances their competitiveness. There are critical issues involved in the commercial use of the Internet which are not yet fully resolved, including concerns regarding the
Internet's:

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

If the Internet infrastructure is not adequately maintained, the demand for our products and services may decrease

  Our future success will depend, in part, on the maintenance of the Internet infrastructure. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, the Internet infrastructure may not continue to support the demands placed on it and, as a result, the performance or reliability of the Internet may be adversely affected. In addition, the Internet could lose its viability as a form of media due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity. The infrastructure and complementary products and services necessary to maintain the Internet as a viable communications and commercial medium may not be developed or maintained. Any failure in performance or reliability of the Internet could adversely affect the demand for our products and services and, consequently, adversely affect our operating results.

Increased government regulation and legal uncertainties may impair the growth of the Internet and decrease demand for our products and services

  The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and to e-commerce in particular. Legislation could limit the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which may decrease demand for our products and services and thus have a material adverse effect on our business, operating results and financial condition.

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

We depend on a few key employees who are skilled in e-commerce, payment and bill presentment methodology and Internet and other technologies

  Our success depends upon the efforts and abilities of our executive officers and key technical employees who are skilled in e-commerce, payment methodology and regulation, and Internet, database and network technologies. We currently do not maintain "key man" life insurance policies on any of our employees. While some of our executive officers have employment agreements with us, the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

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

Our business could be subject to product liability claims

  Because our software and hardware products are designed to provide critical payment management, invoicing and cash management functions, we may be subject to significant product liability claims. Our insurance may not be sufficient to cover us against these claims or may not be available at all. A product liability claim brought against us, even if not successful, could require us to spend significant time and money in litigation. As a result, any such claim, whether successful or not, could seriously damage our reputation and harm our business, operating results and financial condition.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

On August 28, 2000, we acquired the stock of Checkpoint, a private company incorporated in England and Wales and a provider of electronic commerce and electronic payments software for the United Kingdom. Checkpoint's functional currency is the British pound. As a result, we are exposed to changes in foreign exchange rates. When the U.S. dollar strengthens against the British pound, the value of nonfunctional currency sales decreases. This exposure may change over time and could have a material adverse impact on our financial results. We currently do not enter into foreign currency hedge transactions.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time we may be named in claims arising in the ordinary course of business. Currently, no significant legal proceedings or claims are pending.

Item 2. Changes In Securities And Use Of Proceeds

Changes in Rights and Classes of Stock

     None.

Sales of Unregistered Securities

     Set forth below is information regarding shares of common stock issued and warrants granted by the Company during the fiscal quarter ended September 30, 2000. Also included is the consideration, if any, received by the Company for such shares and warrants. All of the shares of common stock and warrants were offered and issued in reliance upon the exemption from registration set forth in section 4(2) under the Securities Act of 1933, as amended. No underwriters were involved in such sales of securities.

     On August 28, 2000, the Company entered into a Share Purchase Agreement with stockholders of Checkpoint. The Company issued 1,013,333 shares of common stock and warrants for the purchase of 100,000 shares of common stock at an exercise price of $50.00 per share to the sellers in exchange for all of the outstanding capital stock of Checkpoint. The total purchase price, including the issuance of such securities, was approximately $60.1 million. In connection with the acquisition, 336,667 shares of the Company's common stock were issued to satisfy pre-existing loan note obligations of Checkpoint in the amount of $10.5 million.

     On August 28, 2000, the Company entered into a Stock Purchase Agreement with Flashpoint, Inc. and the sole stockholder of Flashpoint. The Company issued 242,199 shares of common stock to the seller in exchange for all of the outstanding capital stock of Flashpoint. The aggregate purchase price, including the issuance of such securities, was approximately $16.8 million.

Use of Proceeds of Initial Public Offering

     Proceeds of our initial public offering in the aggregate amount of $20.3 million were used during the fiscal quarter ended September 30, 2000 in connection with our acquisitions of Checkpoint Holdings, Ltd. and Flashpoint, Inc. On February 11, 1999, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File no. 333-67309) effective.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission Of Matters To a Vote Of Security Holders

     No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fiscal quarter ended September 30, 2000.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports On Form 8-K

(a)      Exhibits:

           10.1  Form of Indemnification Letter
           27    Financial Data Schedule

(b)      Reports on Form 8-K:

     On September 12, 2000, a Current Report on Form 8-K was filed pertaining to our acquisitions of Checkpoint Holdings, Ltd. and Flashpoint, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Bottomline Technologies (de), Inc.


   Date: November 14, 2000         By: /s/ Robert A. Eberle

                                   Robert A. Eberle
                                   Executive Vice President,
                                   Chief Financial Officer, Secretary and
                                   Treasurer
                                   (Principal Financial and Accounting Officer)