Form 10-Q
period 2000-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2001-02-14
CIK 1073349

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2000


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

Yes [x] No [_]

The number of shares outstanding of the registrant's common stock as of January 31, 2001 was 12,994,536.

                          INDEX
                                                                       Page No.
                                                                       -------

PART I.      FINANCIAL INFORMATION

   ITEM 1.   Financial Statements

             Unaudited Condensed Consolidated Balance Sheets as of
             December 31, 2000 and June 30, 2000                            1

             Unaudited Condensed Consolidated Statements of
             Operations for the three and six months ended
             December 31, 2000 and 1999                                     2

             Unaudited Condensed Consolidated Statements of
             Cash Flows for the six months ended
             December 31, 2000 and 1999                                     4

             Notes to Unaudited Condensed Consolidated
             Financial Statements                                           5

   ITEM 2.   Management's Discussion and Analysis                           9

   ITEM 3.   Quantitative and Qualitative Disclosure
             about Market Risk                                             20

PART II.     OTHER INFORMATION

   ITEM 1.   Legal Proceedings                                             21

   ITEM 2.   Changes In Securities and Use of Proceeds                     21

   ITEM 3.   Defaults Upon Senior Securities                               21

   ITEM 4.   Submission of Matters to a Vote of Security Holders           21

   ITEM 5.   Other Information                                             21

   ITEM 6.   Exhibits and Reports on Form 8-K                              21

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


                      Bottomline Technologies (de), Inc.
                Unaudited Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                   December 31, 2000   June 30, 2000
                                                                   ------------------  --------------
Assets
Current assets:
 Cash and cash equivalents                                                  $  6,266         $27,292
 Short-term investments                                                        4,076          11,222
 Accounts receivable, net of allowance for doubtful accounts of
  $1,520 at December 31, 2000 and $1,097 at June 30, 2000                     23,402          14,571
 Other current assets                                                          6,505           1,760
                                                                            --------         -------
Total current assets                                                          40,249          54,845
Property and equipment, net                                                    7,501           5,172
Goodwill and other intangible assets                                          93,740           8,416
Other assets                                                                   3,201           2,847
                                                                            --------         -------
Total assets                                                                $144,691         $71,280
                                                                            ========         =======
Liabilities and Stockholders' equity
Current liabilities:
 Accounts payable                                                           $  5,216         $ 2,004
 Accrued expenses                                                              7,785           4,930
 Deferred revenue and deposits                                                10,763           6,034
 Other current liabilities                                                       743             901
 Short term debt                                                              20,356               -
                                                                            --------         -------
Total current liabilities                                                     44,863          13,869
Deferred income taxes payable                                                    886             283
Stockholders' equity:
 Common stock                                                                     13              11
 Additional paid-in-capital                                                  122,919          64,914
 Deferred stock compensation                                                  (1,185)              -
 Accumulated other comprehensive income (loss)                                 1,043              (8)
 Retained deficit                                                            (23,848)         (7,789)
                                                                            --------         -------
Total stockholders' equity                                                    98,942          57,128
                                                                            --------         -------
Total liabilities and stockholders' equity                                  $144,691         $71,280
                                                                            ========         =======

See accompanying notes to unaudited condensed consolidated financial statements.

                      Bottomline Technologies (de), Inc.
           Unaudited Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)


                                                                           Three Months Ended
                                                                               December 31,
                                                                         2000                1999
                                                                      -------             -------
Revenues:
 Software licenses                                                    $ 7,638             $ 3,538
 Service and maintenance                                                9,072               5,186
 Equipment and supplies                                                 5,564               2,327
                                                                      -------             -------
Total revenues                                                         22,274              11,051
Cost of revenues:
 Software licenses                                                        366                  44
 Service and maintenance                                                4,679               2,343
 Equipment and supplies                                                 3,656               1,732
                                                                      -------             -------
Total cost of revenues                                                  8,701               4,119
                                                                      -------             -------
Gross profit                                                           13,573               6,932
Operating expenses:
 Sales and marketing:
   Sales and marketing                                                  6,223               3,253
 Product development and engineering:
   Product development and engineering                                  3,577               1,862
   Acquired in-process research and development                             -               2,600
   Stock compensation expense                                             109                   -
 General and administrative:
   General and administrative                                           3,829               2,161
   Amortization of intangible assets                                    8,684                 482
                                                                      -------             -------
Total operating expenses                                               22,422              10,358
                                                                      -------             -------
Loss from operations                                                   (8,849)             (3,426)
Interest income (expense), net                                         (  318)                476
                                                                      -------             -------
Loss before benefit for income taxes                                   (9,167)             (2,950)
Benefit for income taxes                                               (   49)             (1,180)
                                                                      -------             -------
Net loss                                                              $(9,118)            $(1,770)
                                                                      =======             =======
Net loss per share:
  Basic and diluted                                                   $ (0.71)            $ (0.17)
                                                                      =======             =======

Shares used in computing net loss per share:
  Basic and diluted                                                    12,916              10,700
                                                                      =======             =======

See accompanying notes to unaudited condensed consolidated financial statements.

                      Bottomline Technologies (de), Inc.
           Unaudited Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)


                                                                        Six Months Ended
                                                                          December 31,
                                                                     2000               1999
                                                                 --------            -------
Revenues:
 Software licenses                                               $ 13,334            $ 5,342
 Service and maintenance                                           15,917              9,446
 Equipment and supplies                                             8,980              4,810
                                                                 --------            -------
Total revenues                                                     38,231             19,598
Cost of revenues:
 Software licenses                                                    587                 90
 Service and maintenance                                            8,186              4,486
 Equipment and supplies                                             6,253              3,595
                                                                 --------            -------
Total cost of revenues                                             15,026              8,171
                                                                 --------            -------
Gross profit                                                       23,205             11,427
Operating expenses:
 Sales and marketing:
   Sales and marketing                                             12,292              6,062
 Product development and engineering:
   Product development and engineering                              6,461              3,067
   Acquired in-process research and development                         -              3,900
   Stock compensation expense                                         146                  -
 General and administrative:
   General and administrative                                       6,434              4,277
   Amortization of intangible assets                               12,004                607
                                                                 --------            -------
Total operating expenses                                           37,337             17,913
                                                                 --------            -------
Loss from operations                                              (14,132)            (6,486)
Interest income (expense), net                                     (   54)               957
                                                                 --------            -------
Loss before provision (benefit) for income taxes                  (14,186)            (5,529)
Provision (benefit) for income taxes                                1,873             (2,212)
                                                                 --------            -------
Net loss                                                         $(16,059)           $(3,317)
                                                                 ========            =======
Net loss per share:
  Basic and diluted                                              $  (1.30)           $ (0.31)
                                                                 ========            =======

Shares used in computing net loss per share:
  Basic and diluted                                                12,368             10,635
                                                                 ========            =======

See accompanying notes to unaudited condensed consolidated financial statements.

                      Bottomline Technologies (de), Inc.
           Unaudited Condensed Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                        2000           1999
                                                                                      --------       --------
Cash provided by (used in) operating activities                                       $ (5,223)      $  1,817

Investing activities:
Purchases of property and equipment, net                                                (1,219)        (1,324)
Proceeds from sale of short-term investments, net of purchases                           7,166              -
Increase in equity investments                                                          (1,400)             -
Acquisition of businesses and assets, net of cash acquired                             (11,415)       (12,545)
                                                                                      --------       --------
Net cash used in investing activities                                                  ( 6,868)       (13,869)

Financing activities:
Proceeds from exercise of stock options and employee stock purchase
 plan                                                                                    1,370          1,646
Payment of certain liabilities assumed upon acquisition                                (10,272)             -
                                                                                      --------       --------
Net cash provided by (used in) financing activities                                    ( 8,902)         1,646
Effect of exchange rate changes on cash                                                    (33)             -
                                                                                      --------       --------
Decrease in cash and cash equivalents                                                  (21,026)       (10,406)
Cash and cash equivalents at beginning of period                                        27,292         39,699
                                                                                      --------       --------
Cash and cash equivalents at end of period                                            $  6,266       $ 29,293
                                                                                      ========       ========

Schedule of non-cash investing and financing activities

Issuance of common stock, common stock options and common
 stock warrants in connection with acquisitions                                        $ 56,651              -

Issuance of promissory notes in connection with acquisitions                          $ 20,356              -

See accompanying notes to unaudited condensed consolidated financial statements.

                Bottomline Technologies (de), Inc.
     Notes to Unaudited Condensed Consolidated Financial Statements
                     December 31, 2000


Note 1 - Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC).


Note 2 - Business Combinations

   On August 28, 2000, the Company acquired the stock of two companies, Checkpoint Holdings, Ltd. (Checkpoint) and Flashpoint, Inc. (Flashpoint). Accordingly, the accompanying unaudited condensed consolidated financial statements include the results of operations and the estimated fair values of the assets acquired and liabilities assumed from the respective date of acquisition.

   Checkpoint designates the local currency as their functional currency and related cumulative translation adjustments are included as a component of accumulated other comprehensive income. Financial statements of the foreign subsidiary are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. Remeasurement gains and losses are included in the Company's Unaudited Condensed Consolidated Statements of Operations.

   Checkpoint, a private company incorporated in England and Wales, is a provider of electronic commerce and electronic payment software for the United Kingdom. The acquisition was completed pursuant to a Share Purchase Agreement dated August 28, 2000 between the Company and Checkpoint stockholders. The consideration for the acquisition was approximately $60.1 million, consisting of $4.7 million in cash, $19.8 million in loan notes, 1,013,333 shares of the Company's common stock, warrants to purchase a total of 100,000 shares of common stock at an exercise price of $50.00 per share and payment of transaction costs. In connection with the acquisition, 336,667 shares of the Company's common stock were issued to satisfy pre-existing loan note obligations of Checkpoint in the amount of $10.5 million. As a result of the acquisition and the preliminary allocation of the purchase price, intangible assets of approximately $79.8 million were recorded as identified in the table below.

     Flashpoint, a Massachusetts corporation, is a developer of Web-based software. The acquisition was completed pursuant to a Stock Purchase Agreement dated August 28, 2000 by and among the Company, Flashpoint, and the sole stockholder of Flashpoint. The consideration for the acquisition was approximately $16.8 million, consisting of $4.5 million in cash, 242,199 shares of common stock, the assumption of all outstanding stock options of Flashpoint and payment of transaction costs. As a result of the acquisition and the preliminary allocation of the purchase price, intangible assets of approximately $16.9 million were recorded as identified in the table below.

                           Checkpoint    Flashpoint   Total
                          -------------  ----------  -------
                                     (in thousands)
Customer list                   $15,867     $     -  $15,867
Assembled workforce               4,442       1,509    5,951
Developed software                3,761           -    3,761
Trade name                        1,543           -    1,543
Contract backlog                      -         435      435
Goodwill                         54,206      14,929   69,135
                                -------     -------  -------
Total                           $79,819     $16,873  $96,692
                                =======     =======  =======


The intangible assets will be amortized over their estimated useful lives, as follows: customer list, assembled workforce, developed software, trade name and goodwill - three years; contract backlog - ten months.

     The acquisitions were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations are made to the assets acquired and the liabilities assumed based on their respective fair values. The value of the Company's common stock was recorded at the average of the last reported sales price on The Nasdaq National Market during the last three consecutive trading days ending on and including August 28, 2000. The value of the warrants and stock options were recorded at their fair values based on the Black-Scholes valuation method.

     The purchase price allocations are based on preliminary assessments. Adjustments will be made to the purchase price allocations if changes to the preliminary assessments occur prior to June 30, 2001. During the quarter ended December 31, 2000, the Company recorded adjustments to the purchase price in the amount of approximately $300,000. The effect of the adjustments was to decrease goodwill from approximately $69.1 million to approximately $68.8 million.

     During fiscal 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Integrated Cash Management Services, Inc.
(ICM) for an aggregate purchase price of $9.3 million in cash and payment of transaction costs. Also during fiscal 2000, the Company acquired all of the outstanding stock of OLC Software, Inc. (OLC) for an aggregate purchase price of $1.5 million in cash and transaction costs.

     The following unaudited pro forma financial information presents the combined results of operations of the Company, ICM, Checkpoint and Flashpoint as if the acquisitions had occurred as of the beginning of the six months ended December 31, 2000 and December 31, 1999, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets. Since OLC had limited operations prior to the acquisition, no OLC amounts are included in the pro forma information below. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company, ICM, Checkpoint, and Flashpoint been a single entity during such period.

                                     Pro Forma
                                 Six Months Ended
                                   December 31,
                                  2000        1999
                               --------    --------
                                   (Unaudited)
                                   (In thousands,
                             except per share amounts)

Revenues                       $  42,628   $  38,425
Net loss                       $ (25,233)  $ (24,383)
Net loss per share             $ (  1.96)  $ (  1.99)

Note 3 - Short Term Debt

     In connection with the acquisition of Checkpoint, the Company issued promissory notes with an aggregate value of $20.4 million. The promissory notes, including accrued interest thereon, mature on August 28, 2001. Prior to the maturity date, the Company may repay the promissory notes, including accrued interest, in cash. On the maturity date, at the Company's sole discretion, the promissory notes, including accrued interest, may be repaid either in cash, the Company's common stock or a combination of cash and common stock. If all, or a portion thereof, of the promissory notes are paid in the Company's common stock, the number of shares to be issued shall be calculated as the amount of promissory notes to be repaid divided by a fixed stock price of $30.77. The promissory notes accrue interest at a rate of 10% for the period beginning on August 28, 2000 and ending on February 28, 2001 and 14% for the period beginning on February 28, 2001 and ending on August 28, 2001. Since the Company has not yet determined if the promissory notes will be retired through the payment of cash, the issuance of common stock, or a combination of cash and common stock, the promissory notes have been included in current liabilities as the maturity date is within one year.


Note 4 - Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share:

                                                               Three Months Ended         Six Months Ended
                                                                   December 31,             December 31,
                                                               2000          1999        2000         1999
                                                              ---------------------     ---------------------
                                                                             (In thousands,
                                                                       except per share amounts)
Numerator:
   Numerator for basic and diluted net loss per share          $ (9,118)   $ (1,770)    $(16,059)    $ (3,317)
                                                               ====================     =====================
Denominator:
   Denominator for basic and diluted net loss per share -
     weighted-average shares outstanding                         12,916      10,700       12,368       10,635
                                                               ====================     =====================
Net loss per share:
                                                               $  (0.71)   $  (0.17)    $  (1.30)    $  (0.31)
     Basic and diluted                                         ====================     =====================


     The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share for the three and six months ended December 31, 2000 and December 31, 1999, as their effect would be anti-dilutive.

Note 5 - Comprehensive Loss

     Comprehensive loss represents net loss plus the results of certain stockholders' equity changes not reflected in the Unaudited Condensed Consolidated Statements of Operations. The components of comprehensive loss, net of tax, are as follows:


                                                                  Three Months Ended         Six Months Ended
                                                                    December 31,                December 31,
                                                                  2000        1999           2000        1999
                                                              ---------------------       ---------------------
                                                                                  (unaudited)
                                                                                 (in thousands)
Net loss                                                      $(9,118)     $(1,770)        $(16,059)    $(3,317)

Other comprehensive income:
   Foreign currency translation adjustments                       690            -            1,031           -
   Unrealized gain on investments                                   4            -               20           -
                                                              -------      -------         --------     -------
Comprehensive loss                                            $(8,424)     $(1,770)        $(15,008)    $(3,317)
                                                              -------      -------         --------     -------

Note 6 - Operations by Industry Segments and Geographic Area

     The Company is a global designer and developer of financial software solutions that are sold to businesses and financial institutions. As permitted by the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information", the Company has one reportable segment for financial statement purposes.

     Prior to the acquisition of Checkpoint on August 28, 2000, the Company did not have material operations outside the United States. Net sales, based on the point of sales, not the location of the customer are as follows:

                                         Three Months Ended   Six Months Ended
                                            December 31,        December 31,
                                             2000      1999      2000      1999
                                          -------   -------   -------  --------
                                                        (unaudited)
                                                      (In thousands)

Sales to unaffiliated customers:
 United States                            $14,527   $11,051   $27,233   $19,598
 United Kingdom                             7,747         -    10,998         -
                                          -------   -------   -------  --------
Total sales to unaffiliated customers     $22,274   $11,051   $38,231   $19,598
                                          =======   =======   =======  ========

     At December 31, 2000, long-lived assets of $30.2 million and $74.2 million were located in the United States and United Kingdom, respectively. At June 30, 2000, all long-lived assets were located in the United States.

Note 7 - Income Taxes

     In the three months ended December 31, 2000, the Company incurred a substantial operating loss due in large part to the amortization of recently acquired intangible assets. Since amortization expense will continue to be incurred over the next three years and the Company has utilized a significant portion of the income tax loss carryback benefit, the Company determined that a significant portion of the existing deferred tax assets are less likely, rather than more likely, to be realized. Accordingly, the Company's deferred tax asset at December 31, 2000 was $880,000, net of a reserve balance of $12.4 million.

Note 8 - Recent Accounting Pronouncements

     In December 1999, the SEC published Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Effective July 1, 2000, the Company adopted SAB 101. The adoption of SAB 101 did not have a material effect on our results of operations or financial position for the six months ended December 31, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words "may," will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "continue" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us up to, and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors that May Affect Future Results" and elsewhere in this quarterly report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

Results of Operations

Three Months Ended December 31, 2000 Compared To Three Months Ended December 31, 1999

     On August 28, 2000, we acquired the stock of two companies, Checkpoint Holdings, Ltd. (Checkpoint) and Flashpoint, Inc. (Flashpoint). Both transactions have been accounted for as purchases. Accordingly, our unaudited condensed consolidated financial statements include the results of operations and the estimated fair values of the assets acquired and liabilities assumed from the respective date of acquisition.

     Checkpoint designates the local currency as their functional currency and related cumulative translation adjustments are included as a component of accumulated other comprehensive income. Financial statements of the foreign subsidiary are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. Remeasurement gains and losses are included in our Unaudited Condensed Consolidated Statements of Operations.

     Checkpoint, a private company incorporated in England and Wales, is a provider of electronic commerce and electronic payment software for the United Kingdom. The acquisition was completed pursuant to a Share Purchase Agreement dated August 28, 2000 between the Company and Checkpoint stockholders. The consideration for the acquisition was approximately $60.1 million, consisting of $4.7 million in cash, $19.8 million in loan notes, 1,013,333 shares of the Company's common stock, warrants to purchase a total of 100,000 shares of common stock at an exercise price of $50.00 per share and payment of transaction costs. In connection with the acquisition, 336,667 shares of our common stock were issued to satisfy pre-existing loan note obligations of Checkpoint in the amount of $10.5 million. As a result of the acquisition, intangible assets of approximately $79.8 million, consisting of developed software, trade name, customer list, assembled workforce, and goodwill were recorded and will be amortized over a period of three years.

     Flashpoint, a Massachusetts corporation, is a developer of Web-based software. The acquisition was completed pursuant to a Stock Purchase Agreement dated August 28, 2000 by and among the Company, Flashpoint, and the sole stockholder of Flashpoint. The consideration for the acquisition was approximately $16.8 million, consisting of $4.5 million in cash, 242,199 shares of the Company's common stock, the assumption of all outstanding stock options of Flashpoint and payment of transaction costs. As a result of the acquisition, intangible assets of approximately $16.9 million, consisting of contract backlog, assembled workforce, and goodwill were recorded and will be amortized over a period ranging from ten months to three years.

Revenues

     Total revenues increased by $11.2 million to $22.3 million in the three months ended December 31, 2000 from $11.1 million in the three months ended December 31, 1999, an increase of 102%. The increase was primarily attributable to the iPoint revenue contribution from Checkpoint, in addition to continued demand for our PayBase, NetTransact and BankQuest products. Revenues, based on the point of sales, not on the location of the customer, were $14.5 million and $7.8 million in the United States and United Kingdom, respectively, for the three months ended December 31, 2000. All revenues for the three months ended December 31, 1999 were attributable to the United States.

     Software Licenses. Software license fees increased by $4.1 million to $7.6 million in the three months ended December 31, 2000 from $3.5 million in the three months ended December 31, 1999, an increase of 116%. Software license fees represented 34% of total revenues in the three months ended December 31, 2000 compared to 32% of total revenues for the three months ended December 31, 1999. The increase in software license fees was due to the revenue contribution from Checkpoint, along with continued demand for our PayBase, NetTransact and BankQuest product offerings. Based on current product plans, we anticipate software license fees to continue to increase as a percentage of total revenues during the remainder of the fiscal year.

     Service and Maintenance. Service and maintenance fees increased by $3.9 million to $9.1 million in the three months ended December 31, 2000 from $5.2 million in the three months ended December 31, 1999, an increase of 75%. Service and maintenance fees represented 41% of total revenues in the three months ended December 31, 2000 compared to 47% of total revenues in the three months ended December 31, 1999. The increase in service and maintenance fees was due to the revenue contribution of Checkpoint, along with several large BankQuest service contracts. Based on current product plans, we anticipate that service and maintenance fees will continue to decrease as a percentage of total revenues during the remainder of the fiscal year.

     Equipment and Supplies. Equipment and supplies sales increased by $3.3 million to $5.6 million in the three months ended December 31, 2000 from $2.3 million in the three months ended December 31, 1999, an increase of 139%. Equipment and supplies sales represented 25% of total revenues in the three months ended December 31, 2000 compared to 21% of total revenues in the three months ended December 31, 1999. The increase in equipment and supplies sales is the result of revenue contribution from Checkpoint. Based on current product plans, we anticipate that equipment and supplies sales will decrease slightly as a percentage of total revenues during the remainder of the fiscal year.

Cost of Revenues

     Software Licenses. Software license costs increased by $322,000 to $366,000 in the three months ended December 31, 2000 from $44,000 in the three months ended December 31, 1999, an increase of 732%. Software license costs were 5% of software license fees in the three months ended December 31, 2000 compared to 1% of software license fees in the three months ended December 31, 1999. The increase in software license costs is attributable to the higher software costs associated with iPoint product revenue contribution by Checkpoint along with the 10% royalty payable to The Northern Trust Company on NetTransact revenues. We anticipate software license costs will continue to increase in future quarters as corresponding iPoint and NetTransact revenues increase.

     Service and Maintenance. Service and maintenance costs increased by $2.4 million to $4.7 million in the three months ended December 31, 2000 from $2.3 million in the three months ended December 31, 1999, an increase of 100%. Service and maintenance costs were 52% of service and maintenance fees in the three months ended December 31, 2000 compared to 45% of service and maintenance fees in the three months ended December 31, 1999. Service and maintenance costs increased due principally to lower historical service and maintenance margins experienced by Checkpoint. We anticipate that service and maintenance costs will continue to increase as a percentage of revenues over the remainder of the fiscal year.

     Equipment and Supplies. Equipment and supplies costs increased by $2.0 million to $3.7 million in the three months ended December 31, 2000 from $1.7 million in the three months ended December 31, 1999, an increase of 111%. Equipment and supplies costs were 66% of equipment and supplies sales in the three months ended December

31, 2000 compared to 74% of equipment and supplies sales in the three months ended December 31, 1999. Equipment and supplies costs increased in absolute dollars primarily due to the corresponding increase in equipment and supplies sales. Equipment and supplies costs decreased as a percentage of revenue principally due to higher equipment and supplies margins experienced by Checkpoint. We anticipate that equipment and supplies costs as a percentage of revenues will increase slightly during the remainder of the fiscal year.

Operating Expenses

Sales and Marketing:

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $3.0 million to $6.2 million in the three months ended December 31, 2000 from $3.2 million in the three months ended December 31, 1999, an increase of 91%. Sales and marketing expenses were 28% of total revenues in the three months ended December 31, 2000 compared to 29% of total revenues in the three months ended December 31, 1999. The dollar increase was due primarily to additional sales and marketing expenses associated with our ICM, Checkpoint and Flashpoint acquisitions, the NetTransact product and increases in staffing and personnel related costs. We anticipate that sales and marketing expense will not change significantly as a percentage of revenues during the remainder of the fiscal year.

Product Development and Engineering:

     Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by $1.7 million to $3.6 million in the three months ended December 31, 2000 from $1.9 million in the three months ended December 31, 1999, an increase of 92%. Product development and engineering expenses were 16% of total revenues in the three months ended December 31, 2000, compared to 17% of total revenues in the three months ended December 31, 1999. The dollar increase was due primarily to additional product development and engineering expenses associated with our investment in the NetTransact product and our acquisitions of ICM, Checkpoint and Flashpoint. For the near future, we believe that product development and engineering costs, as a percentage of revenues, will increase slightly over the percentage experienced in the second quarter.

     Acquired in-process research and development. In-process research and development of $2.6 million represents a non-cash charge related to the ICM acquisition for in-process research and development during the three months ended December 31, 1999. The in-process research and development project was valued using an Income Approach, which included the application of a discounted future earnings methodology. Using this methodology, the value of the in-process technology is comprised of the total present value of the future earnings stream attributable to the technology throughout its anticipated life. No alternative future uses were identified prior to reaching technological feasibility. There was no comparable amount for the three months ended December 31, 2000.

     Stock compensation expense. In connection with our acquisition of Flashpoint, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options resulting in $109,000 of stock compensation expense during the three months ended December 31, 2000. There was no comparable amount for the three months ended December 31, 1999.

General and Administrative:

     General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by approximately $1.6 million to $3.8 million in the three months ended December 31, 2000 from $2.2 million in the three months ended December 31, 1999, an increase of 77%. General and administrative expenses were 17% of total revenues in the three months ended December 31, 2000 compared to 20% of total revenues in the three months ended December 31, 1999. The dollar increase was due primarily to additional general and administrative expenses as a result of our acquisitions of ICM, Checkpoint and Flashpoint. We anticipate that general and administrative expenses will decrease as a percentage of revenues during the remainder of the fiscal year.

     Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions increased by $8.2 million to $8.7 million in the three months ended December 31, 2000 from $482,000 in the three months ended December 31, 1999. We expect to incur a consistent amount of such amortization expense during each of the remaining quarters of the fiscal year.

Interest Expense, Net:

     Interest expense, net consists of interest income less interest expense. Interest expense, net increased by $794,000 to $318,000 in the three months ended December 31, 2000 from interest income, net of $476,000 in the three months ended December 31, 1999, an increase of 167%. The increase was due to interest expense on promissory notes issued in connection with our acquisition of Checkpoint and due to a reduced cash balance in the current period as a result of cash used in our acquisitions. We expect interest expense to exceed interest income during each of the remaining quarters of the fiscal year as a result of the promissory notes issued in connection with our acquisition of Checkpoint.

Benefit for Income Taxes:

     The benefit for income taxes was $49,000 in the three months ended December 31, 2000 compared with $1.2 million in the three months ended December 31, 1999. The benefit as a percentage of the pre-tax loss decreased in the three months ended December 31, 2000 as compared to the three months ended December 31, 1999 due to the limited amount of loss carryback opportunity available.

     Six Months Ended December 31, 2000 Compared To Six Months Ended December 31, 1999

Revenues

     Total revenues increased by $18.6 million to $38.2 million in the six months ended December 31, 2000 from $19.6 million in the six months ended December 31, 1999, an increase of 95%. The increase was primarily attributable to the iPoint revenue contribution from Checkpoint, in addition to continued demand for our PayBase, BankQuest, and NetTransact products. Revenues, based on the point of sales, not on the location of the customer, were $27.2 million and $11.0 million in the United States and United Kingdom, respectively, for the six months ended December 31, 2000. All revenues for the six months ended December 31, 1999 were attributable to the United States.

     Software Licenses. Software license fees increased by $8.0 million to $13.3 million in the six months ended December 31, 2000 from $5.3 million in the six months ended December 31, 1999, an increase of 150%. Software license fees represented 35% of total revenues in the six months ended December 31, 2000 compared to 27% of total revenues for the six months ended December 31, 1999. The increase in software license fees was primarily attributable to the revenue contribution from Checkpoint, along with continued demand for our PayBase, BankQuest and NetTransact products.

     Service and Maintenance. Service and maintenance fees increased by $6.4 million to $15.9 million in the six months ended December 31, 2000 from $9.5 million in the six months ended December 31, 1999, an increase of 69%. Service and maintenance fees represented 42% of total revenues in the six months ended December 31, 2000 compared to 48% of total revenues in the six months ended December 31, 1999. The dollar increase in service and maintenance fees was due primarily to the revenue contribution of Checkpoint and several large BankQuest service contracts.

     Equipment and Supplies. Equipment and supplies sales increased by $4.2 million to $9.0 million in the six months ended December 31, 2000 from $4.8 million in the six months ended December 31, 1999, an increase of 87%. Equipment and supplies sales represented 23% of total revenues in the six months ended December 31, 2000 compared to 25% of total revenues in the six months ended December 31, 1999. The dollar increase in equipment and supplies sales is the result of revenue contribution from Checkpoint.

Cost of Revenues

     Software Licenses. Software license costs increased by $497,000 to $587,000 in the six months ended December 31, 2000 from $90,000 in the six months ended December 31, 1999, an increase of 552%. Software license costs were 4% of software license fees in the six months ended December 31, 2000 compared to 2% of software license fees in the six months ended December 31, 1999. The increase in software license costs is attributable to the higher software costs associated with iPoint revenue contribution by Checkpoint along with the 10% royalty payable to The Northern Trust Company on NetTransact revenues.

     Service and Maintenance. Service and maintenance costs increased by $3.7 million to $8.2 million in the six months ended December 31, 2000 from $4.5 million in the six months ended December 31, 1999, an increase of 82%. Service and maintenance costs were 51% of service and maintenance fees in the six months ended December 31, 2000 compared to 47% of service and maintenance fees in the six months ended December 31, 1999. Service and maintenance costs increased primarily due to the acquisition of Checkpoint.

     Equipment and Supplies. Equipment and supplies costs increased by $2.7 million to $6.3 million in the six months ended December 31, 2000 from $3.6 million in the six months ended December 31, 1999, an increase of 74%. Equipment and supplies costs were 70% of equipment and supplies sales in the six months ended December 31, 2000 compared to 75% of equipment and supplies sales in the six months ended December 31, 1999. Equipment and supplies costs increased in dollars primarily due to the corresponding increase in equipment and supplies sales and decreased as a percentage of revenue due to higher equipment and supplies margins experienced by Checkpoint.

Operating Expenses

Sales and Marketing:

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $6.2 million to $12.3 million in the six months ended December 31, 2000 from $6.1 million in the six months ended December 31, 1999, an increase of 103%. Sales and marketing expenses were 32% of total revenues in the six months ended December 31, 2000 compared to 31% of total revenues in the six months ended December 31, 1999. The increase was due primarily to additional sales and marketing expenses associated with our ICM, Checkpoint and Flashpoint acquisitions, the NetTransact product and increases in staffing and personnel related costs.

Product Development and Engineering:

     Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by $3.4 million to $6.5 million in the six months ended December 31, 2000 from $3.1 million in the six months ended December 31, 1999, an increase of 111%. Product development and engineering expenses were 17% of total revenues in the six months ended December 31, 2000 compared to 16% of total revenues in the six months ended December 31, 1999. The increase was due primarily to additional product development and engineering expenses associated with our investment in the NetTransact product and our acquisitions of ICM, Checkpoint and Flashpoint.

     Acquired in-process research and development. In-process research and development of $3.9 million represents non-cash charges, related to the NetTransact and ICM acquisitions for in-process research and development during the six months ended December 31, 1999. The in-process research and development projects were valued using an Income Approach, which included the application of a discounted future earnings methodology. Using this methodology, the value of the in-process technology is comprised of the total present value of the future earnings stream attributable to the technology throughout its anticipated life. No alternative future uses were identified prior to reaching technological feasibility. There was no comparable amount for the six months ended December 31, 2000.

     Stock compensation expense. In connection with our acquisition of Flashpoint, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options resulting in $146,000 of stock compensation expense during the six months ended December 31, 2000. There was no comparable amount for the six months ended December 31, 1999.

General and Administrative:

     General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by approximately $2.1 million to $6.4 million in the six months ended December 31, 2000 from $4.3 million in the six months ended December 31, 1999, an increase of 50%. General and administrative expenses were 17% of total revenues in the six months ended December 31, 2000 compared to 22% of total revenues in the six months ended December 31, 1999. The dollar increase was due primarily to additional general and administrative expenses as a result of our acquisitions of ICM, Checkpoint and Flashpoint and the percentage decrease is the result of revenues growing faster than general and administrative costs during the six months ended December 31, 2000.

     Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions increased by $11.4 million to $12.0 million in the six months ended December 31, 2000 from $607,000 in the six months ended December 31, 1999.

Interest Expense, Net:

     Interest expense, net consists of interest income less interest expense. Interest expense, net increased by $1.0 million to interest expense, net of $54,000 in the six months ended December 31, 2000 from interest income, net of $957,000 in the six months ended December 31, 1999, an increase of 106%. The increase was due to interest expense on promissory notes issued in connection with our acquisition of Checkpoint and due to a reduced cash balance in the current period as a result of cash used in our acquisitions.

Provision (Benefit) for Income Taxes:

     The provision for income taxes was $1.9 million in the six months ended December 31, 2000 compared with a benefit of $2.2 million in the six months ended December 31, 1999. In the six months ended December 31, 2000 we incurred a substantial operating loss due primarily to the amortization of recently acquired intangible assets. Since amortization expense will continue to be incurred over the next three years and we have utilized a significant portion of our income tax loss carryback benefit, we determined that a portion of the existing deferred tax assets are less likely, rather than more likely, to be realized. Accordingly, in the current year, we provided a valuation reserve against such assets that resulted in an income tax provision of $1.9 million. In the six months ended December 31, 1999, we had sufficient income tax loss carryback available to benefit a portion of the operating loss.

Liquidity and Capital Resources

     We have financed our operations primarily from cash provided by the sale of our common stock and operating activities. We had negative working capital of $4.6 million at December 31, 2000, which included cash, cash equivalents and short-term investments totaling $10.3 million.

     The negative working capital position at December 31, 2000 is the result of $20.4 million of promissory notes issued in connection with the acquisition of Checkpoint. The promissory notes, including accrued interest, mature on August 28, 2001. Prior to the maturity date, the Company may repay the promissory notes, including accrued interest, in cash. On the maturity date, at the Company's sole discretion, the promissory notes, including accrued interest, may be repaid in either cash, common stock of the Company or a combination of cash and common stock. If all, or a portion thereof, of the promissory notes are paid in the Company's common stock, the number of shares to be issued shall be calculated as the amount of promissory notes to be repaid divided by a fixed stock price of $30.77.

     In August 2000, we entered into a ten-year lease for approximately 83,000 square feet of space for a new headquarters facility in Portsmouth, New Hampshire. Total lease payments for this new facility will be approximately $15 million, which we anticipate will commence in October 2001.

     Cash used in operating activities was $5.2 million in the six months ended December 31, 2000 and cash provided by operating activities was $1.8 million in the six months ended December 31, 1999. Net cash used in operating activities, for the six months ended December 31, 2000, was primarily the result of the net loss and an increase in accounts receivable, inventory, and prepaid expenses, along with decreases in accounts payable, accrued expenses and deferred revenues.

     Net cash used in investing activities was $6.9 million in the six months ended December 31, 2000 and $13.9 million in the six months ended December 31, 1999. Cash was used in the six months ended December 31, 2000 for the acquisition of businesses and to acquire property and equipment and equity investments, offset by proceeds from the sale of short-term investments.

     Net cash used in financing activities was $8.9 million in the six months ended December 31, 2000 and net cash provided by financing activities was $1.6 million in the six months ended December 31, 1999. Net cash used in financing activities was the result of the payment of certain liabilities assumed in the acquisition of Checkpoint, offset by the net proceeds from the exercise of options pursuant to our stock incentive plans and employee stock purchase plan.

     While we have used approximately $5.2 million in operations during the six months ended December 31, 2000, we anticipate generating positive cash flow from operations during the second half of the fiscal year. Therefore, we believe that the cash generated from operations, our cash, cash equivalents and short-term investments on hand and our ability to repay the promissory notes with common stock will be sufficient to meet our working capital requirements for at least the next twelve months. We also may receive additional investments from, and make investments in, customers or other companies.


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

Our future financial results will depend upon continued market acceptance of our NetTransact, BankQuest and iPoint product offerings

     If the NetTransact, BankQuest and iPoint products that we offer as the result of our acquisitions, do not continue to achieve market acceptance, our future financial results will be adversely affected. We acquired the NetTransact bill presentment software from The Northern Trust Company, a financial institution, in July 1999. General availability of the NetTransact product was announced in February 2000. We acquired the web-based BankQuest cash management software in our acquisition of Integrated Cash Management Services, Inc. in October 1999. BankQuest was commercially introduced in April 2000 and is now generally available. Checkpoint, which was acquired in August 2000, offers the iPoint solution, which was introduced to the market in April 2000. If any of these products has any unanticipated performance problems or bugs, or does not enjoy wide commercial success, our long-term business strategy would be adversely affected.

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

Our success depends on the wide-spread adoption of the Internet and growth of electronic business

     Our future success will in large part depend upon the willingness of businesses and financial institutions to adopt the Internet as a medium of e-business. These entities will probably accept this new medium only if the Internet provides substantially greater efficiency and enhances their competitiveness. There are critical issues involved in the commercial use of the Internet that are not yet fully resolved, including concerns regarding the Internet's:

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

     .   announcements of technological innovations by our competitors; and

     .   general and industry-specific business, economic and market conditions

Our success depends on our ability to develop new and enhanced software, services and related products

     The bill presentment, payment and cash management software markets in which we compete are subject to rapid technological change and our success is dependent on our ability to develop new and enhanced software, services and related products that meet our evolving market needs. Trends that could have a critical impact on us include:

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

Undetected bugs in our software could adversely affect the performance of our software and demand for our products

     Our software products could contain errors or "bugs" that we have not been able to detect which could adversely affect their performance and reduce demand for our products. Any defects or errors in new products, such as NetTransact, BankQuest or iPoint, or enhancements could harm our customer relationships and result in negative publicity regarding us and our products, which could have a material adverse effect on our business, operating results and financial condition.

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

Item 2.  Changes In Securities And Use Of Proceeds

Changes in Rights and Classes of Stock

     None.

Sales of Unregistered Securities

     None.

Use of Proceeds of Initial Public Offering

     On February 11, 1999, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File no. 333-67309) effective. There has been no material change with respect to our use of proceeds from our initial public offering from the information discussed in our Quarterly Report on Form 10-Q for the period ended September 30, 2000, and all of the net proceeds from our initial public offering have been applied.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission Of Matters To a Vote Of Security Holders

     We held our 2000 Annual Meeting of Shareholders on November 16, 2000. The following matters were voted upon at the Annual Meeting.

      1.  Holders of 11,255,085 shares of our common stock voted to elect Joseph
          L. Mullen to serve for a term of three years as a Class II Director. Holders of 82,926 shares of our common stock withheld vote from such director. Holders of 11,287,385 shares of our common stock voted to elect James W. Zilinski to serve for a term of three years as a Class II Director. Holders of 50,626 shares of our common stock withheld vote from such director. Daniel M. McGurl, James L. Loomis, Joseph L. Barry, Jr., Robert A. Eberle and Dianne Gregg also continued as directors.
      2. Holders of 7,768,467 shares of our common stock voted to approve the Company's 2000 Stock Incentive Plan. Holders of 1,627,022 shares of our common stock voted against approval of such plan, 16,819 shares abstained from voting and 1,925,703 shares were broker non-votes.
      3. Holders of 9,198,499 shares of our common stock voted to approve the Company's 2000 Employee Stock Purchase Plan. Holders of 199,035 shares of our common stock voted against approval of such plan, 14,774 shares abstained from voting and 1,925,703 shares were broker non-votes.
      4. Holders of 11,321,171 shares of our common stock voted to ratify the selection of Ernst & Young, LLP as our independent auditors for the current fiscal year. Holders of 7,197 shares of our common stock voted against ratifying such selection and 9,643 shares abstained from voting.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports On Form 8-K

(a)      Exhibits:

     None.

(b)      Reports on Form 8-K:

     On November 13, 2000, an amendment to our Current Report on Form 8-K (filed on September 12, 2000) was filed to report the Financial Statements and Pro Forma Financial Information required by Item 7 of Form 8-K, pertaining to our acquisitions of Checkpoint Holdings, Ltd. and Flashpoint, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Bottomline Technologies (de), Inc.


     Date: February 14, 2001     By: /s/ Robert A. Eberle

                                 Robert A. Eberle
                                 Executive Vice President,
                                 Chief Financial Officer, Secretary and
                                 Treasurer
                                 (Principal Financial and Accounting Officer)