Form 10-Q
period 2001-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2001-05-15
CIK 1073349

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001


                      Bottomline Technologies (de), Inc.
            (Exact name of Registrant as Specified in Its Charter)

                        Commission file number: 0-25259


            Delaware                                    02-0433294
 ------------------------------           ------------------------------------
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

Yes [x] No [ ]

The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 13,040,442.

                                     INDEX
                                                                       Page No.
                                                                       -------

PART I.        FINANCIAL INFORMATION

     ITEM 1.   Financial Statements
               Unaudited Condensed Consolidated Balance Sheets as of
               March 31, 2001 and June 30, 2000                               1

               Unaudited Condensed Consolidated Statements of
               Operations for the three and nine months ended
               March 31, 2001 and 2000                                        2

               Unaudited Condensed Consolidated Statements of
               Cash Flows for the nine months ended
               March 31, 2001 and 2000                                        4

               Notes to Unaudited Condensed Consolidated
               Financial Statements                                           5

     ITEM 2.   Management's Discussion and Analysis                           9

     ITEM 3.   Quantitative and Qualitative Disclosure
               about Market Risk                                             20

PART II.       OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                             21

     ITEM 2.   Changes In Securities and Use of Proceeds                     21

     ITEM 3.   Defaults Upon Senior Securities                               21

     ITEM 4.   Submission of Matters to a Vote of Security Holders           21

     ITEM 5.   Other Information                                             21

     ITEM 6.   Exhibits and Reports on Form 8-K                              21

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                      Bottomline Technologies (de), Inc.
                Unaudited Condensed Consolidated Balance Sheets
                                (in thousands)


                                                                                       March 31, 2001   June 30, 2000
                                                                                       --------------   -------------
Assets
Current assets:
  Cash and cash equivalents                                                                  $  8,583         $27,292
  Short term investments                                                                        4,124          11,222
  Accounts receivable, net of allowance for doubtful accounts of
    $1,456 at March 31, 2001 and $1,097 at June 30, 2000                                       17,533          14,571
  Other current assets                                                                          5,839           1,760
                                                                                          -----------      ----------
Total current assets                                                                           36,079          54,845
Property and equipment, net                                                                     6,889           5,172
Goodwill and other intangible assets, net                                                      81,756           8,416
Other assets                                                                                    1,604           2,847
                                                                                          -----------      ----------
Total assets                                                                                 $126,328         $71,280
                                                                                          ===========      ==========
Liabilities and Stockholders' equity
Current liabilities:
  Accounts payable                                                                           $  5,854         $ 2,004
  Accrued expenses                                                                              6,050           4,930
  Deferred revenue and deposits                                                                 9,821           6,034
  Income taxes payable                                                                              -             901
                                                                                          -----------      ----------
Total current liabilities                                                                      21,725          13,869
Deferred income taxes payable                                                                     886             283
Notes payable                                                                                  21,396               -
Stockholders' equity:
  Common stock                                                                                     13              11
  Additional paid-in-capital                                                                  123,223          64,914
  Deferred stock compensation                                                                  (1,075)              -
  Accumulated other comprehensive loss                                                         (2,647)             (8)
  Retained deficit                                                                            (37,193)         (7,789)
                                                                                          -----------      ----------
Total stockholders' equity                                                                     82,321          57,128
                                                                                          -----------      ----------
Total liabilities and stockholders' equity                                                   $126,328         $71,280
                                                                                          ===========      ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                      Bottomline Technologies (de), Inc.
           Unaudited Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)


                                                            Three Months Ended
                                                                 March 31,
                                                               2001      2000
                                                             -------    ------

Revenues:
  Software licenses                                          $  5,665   $ 5,951
  Service and maintenance                                       8,054     5,796
  Equipment and supplies                                        4,986     2,374
                                                             --------   -------
Total revenues                                                 18,705    14,121
Cost of revenues:
  Software licenses                                             1,125        90
  Service and maintenance                                       4,585     2,684
  Equipment and supplies                                        3,640     1,780
                                                             --------   -------
Total cost of revenues                                          9,350     4,554
                                                             --------   -------
Gross profit                                                    9,355     9,567
Operating expenses:
  Sales and marketing:
     Sales and marketing                                        6,261     3,504
  Product development and engineering:
     Product development and engineering                        4,103     2,456
     Stock compensation expense                                   110         -
  General and administrative:
     General and administrative                                 3,568     2,283
     Amortization of intangible assets                          8,759       824
                                                             --------   -------
Total operating expenses                                       22,801     9,067
                                                             --------   -------
Income (loss) from operations                                 (13,446)      500
Interest income (expense), net                                   (398)      424
                                                             --------   -------
Income (loss) before provision (benefit) for income taxes     (13,844)      924
Provision (benefit) for income taxes                             (499)      370
                                                             --------   -------
Net income (loss)                                            $(13,345)  $   554
                                                             ========   =======
Net earnings (loss) per share:
   Basic and diluted                                           $(1.03)    $0.05
                                                             ========   =======

Shares used in computing net earnings (loss) per share:
   Basic                                                       12,995    10,758
                                                             ========   =======
   Diluted                                                     12,995    11,914
                                                             ========   =======


See accompanying notes to unaudited condensed consolidated financial statements.

                      Bottomline Technologies (de), Inc.
           Unaudited Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)


                                                        Nine Months Ended
                                                             March 31,
                                                         2001       2000
                                                       -------    -------
Revenues:
  Software licenses                                    $ 18,999    $11,293
  Service and maintenance                                23,971     15,243
  Equipment and supplies                                 13,966      7,184
                                                       --------    -------
Total revenues                                           56,936     33,720
Cost of revenues:
  Software licenses                                       1,712        181
  Service and maintenance                                12,771      7,170
  Equipment and supplies                                  9,893      5,374
                                                       --------    -------
Total cost of revenues                                   24,376     12,725
                                                       --------    -------
Gross profit                                             32,560     20,995
Operating expenses:
  Sales and marketing:
     Sales and marketing                                 18,554      9,566
  Product development and engineering:
     Product development and engineering                 10,563      5,522
     Acquired in-process research and development             -      3,900
     Stock compensation expense                             256          -
  General and administrative:
     General and administrative                          10,002      6,561
     Amortization of intangible assets                   20,763      1,431
                                                       --------    -------
Total operating expenses                                 60,138     26,980
                                                       --------    -------
Loss from operations                                    (27,578)    (5,985)
Interest income (expense), net                             (451)     1,381
                                                       --------    -------
Loss before provision (benefit) for income taxes        (28,029)    (4,604)
Provision (benefit) for income taxes                      1,375     (1,841)
                                                       --------    -------
Net loss                                               $(29,404)   $(2,763)
                                                       ========    =======
Net loss per share:
   Basic and diluted                                     $(2.34)    $(0.26)
                                                       ========    =======

Shares used in computing net loss per share:
   Basic and diluted                                     12,577     10,676
                                                       ========    =======

See accompanying notes to unaudited condensed consolidated financial statements.

                      Bottomline Technologies (de), Inc.
           Unaudited Condensed Consolidated Statements of Cash Flows
                                (in thousands)




                                                                            Nine Months Ended
                                                                                March 31,
                                                                             2001       2000
                                                                           -------    -------

Cash provided by (used in) operating activities                            $ (2,631)  $  1,660

Investing activities:
Purchases of property and equipment, net                                     (1,767)    (2,944)
Sales (purchases) of short-term investments, net                              7,114     (9,144)
Increase in equity investments                                               (1,400)         -
Acquisition of businesses and assets, net of cash acquired                  (11,415)   (13,835)
                                                                           --------   --------
Net cash used in investing activities                                        (7,468)   (25,923)

Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan      1,674      2,930
Payment of certain liabilities assumed upon acquisition                     (10,272)         -
                                                                           --------   --------
Net cash provided by (used in) financing activities                          (8,598)     2,930
Effect of exchange rate changes on cash                                         (12)         -
                                                                           --------   --------
Decrease in cash and cash equivalents                                       (18,709)   (21,333)
Cash and cash equivalents at beginning of period                             27,292     39,699
                                                                           --------   --------
Cash and cash equivalents at end of period                                 $  8,583   $ 18,366
                                                                           ========   ========

Schedule of non-cash investing and financing activities

Issuance of common stock, common stock options and
    common stock warrants in connection with acquisitions                  $ 56,651          -

Issuance of promissory notes in connection with acquisitions               $ 20,356          -

See accompanying notes to unaudited condensed consolidated financial statements.

                      Bottomline Technologies (de), Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                                March 31, 2001


Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC).

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

     Checkpoint, a private company incorporated in England and Wales, is a provider of electronic commerce and electronic payment software for the United Kingdom. The acquisition was completed pursuant to a Share Purchase Agreement dated August 28, 2000 between the Company and Checkpoint stockholders. The consideration for the acquisition was approximately $60.4 million, consisting of $4.7 million in cash, $19.8 million in loan notes, which, as described herein, were subsequently redeemed, 1,013,333 shares of the Company's common stock, warrants to purchase a total of 100,000 shares of common stock at an exercise price of $50.00 per share and payment of transaction costs. In connection with the acquisition, 336,667 shares of the Company's common stock were issued to satisfy pre-existing loan note obligations of Checkpoint in the amount of $10.5 million. As a result of the acquisition and the preliminary allocation of the purchase price, intangible assets of approximately $80.0 million were recorded as identified in the table below.

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

                                            Checkpoint  Flashpoint   Total
                                            ---------   ---------   -------
                                                     (in thousands)
Customer list                                  $15,867     $     -  $ 15,867
Assembled workforce                              4,442       1,509     5,951
Developed software                               3,761           -     3,761
Trade name                                       1,543           -     1,543
Contract backlog                                     -         435       435
Goodwill                                        54,351      14,929   69, 280
                                               -------     -------   -------
Total                                          $79,964     $16,873  $ 96,837
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

     The purchase price allocations are based on preliminary assessments. Adjustments will be made to the purchase price allocations if changes to the preliminary assessments occur prior to June 30, 2001. The Company has recorded adjustments to the purchase price. However, the net effect of the adjustments had no material effect on the purchase price in the aggregate.

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

     The following unaudited pro forma financial information presents the combined results of operations of the Company, ICM, Checkpoint and Flashpoint as if the acquisitions had occurred as of the beginning of the nine months ended March 31, 2001 and March 31, 2000, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets. Since OLC had limited operations prior to the acquisition, no OLC amounts are included in the pro forma information below. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company, ICM, Checkpoint, and Flashpoint been a single entity during such period.

                                                                              Pro Forma
                                                                          Nine Months Ended
                                                                              March 31,
                                                                2001                          2000
                                                            ------------                   -----------
                                                                             (unaudited)
                                                             (in thousands, except per share amounts)

Revenues                                                       $ 61,333                      $ 60,813
Net loss                                                       $(38,578)                     $(33,871)
Net loss per share                                             $  (2.99)                     $  (2.68)

Note 3 - Notes Payable

     In connection with the acquisition of Checkpoint, the Company issued promissory notes with an aggregate value of $20.4 million. Under the original terms, the promissory notes, including accrued interest thereon, mature on August 28, 2001. Prior to the maturity date, the Company may repay the promissory notes, including accrued interest, in cash. On the maturity date, at the Company's sole discretion, the promissory notes, including accrued interest, may be repaid either in cash, the Company's common stock or a combination of cash and common stock. If all, or a portion thereof, of the promissory notes are paid in the Company's common stock, the number of shares to be issued shall be calculated as the amount of promissory notes to be repaid divided by a fixed per share stock price of $30.77. The promissory notes accrue interest at a rate of 10% for the period beginning on August 28, 2000 and ending on February 28, 2001 and at a rate of 14% for the period beginning on February 28, 2001 and ending on August 28, 2001.

     In April 2001, the Company and the promissory note holders agreed to retire the promissory notes and accrued interest thereon in exchange for the issuance of 732,798 shares of the Company's common stock, based on a conversion price of $29.25 per share. Under the terms of the agreement, promissory note holders will be entitled to a contingent payment of up to $10 million in the event of a merger or acquisition announced by June 30, 2001, or closed by August 28, 2001, in which the value of the Company's common stock is less than $30 per share.

     Since the Company has determined at March 31, 2001 that the promissory notes will be retired through the issuance of common stock, the promissory notes have been classified as non-current in the Company's unaudited condensed consolidated balance sheet at March 31, 2001.

Note 4 - Net Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted net earnings (loss) per share:

                                                                          Three Months Ended    Nine Months Ended
                                                                               March 31,            March 31,
                                                                               2001      2000      2001      2000
                                                                           --------   ------   -------    ------
                                                                                      (in thousands,
                                                                                 except per share amounts)
Numerator:
 Numerator for basic and diluted net earnings (loss) per share             $(13,345)  $   554  $(29,404)  $(2,763)
                                                                           ========   =======  ========   =======
Denominator:
 Denominator for basic net earnings (loss) per share -
    weighted-average shares outstanding                                      12,995    10,758    12,577    10,676

Effect of employee stock options, warrants, and redeemable common stock           -     1,156         -         -
                                                                           --------   -------  --------   -------
Denominator for diluted net earnings (loss) per share                        12,995    11,914    12,577    10,676
                                                                           ========   =======  ========   =======
Net earnings (loss) per share:
    Basic                                                                  $  (1.03)  $  0.05  $  (2.34)  $ (0.26)
    Diluted                                                                $  (1.03)  $  0.05  $  (2.34)  $ (0.26)
                                                                           ========   =======  ========   =======

     The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share for the three and nine months ended March 31, 2001 and the nine months ended March 31, 2000, as their effect would be anti-dilutive.


Note 5 - Comprehensive Income (Loss)

     Comprehensive income (loss) represents net income (loss) plus the results of certain stockholders' equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income
(loss), net of tax, are as follows:

                                                                         Three Months Ended    Nine Months Ended
                                                                              March 31,            March 31,
                                                                            2001     2000       2001       2000
                                                                         --------   -------   --------   --------
                                                                                       (unaudited)
                                                                                     (in thousands)

Net income (loss)                                                          $(13,345)   $ 554  $(29,404)  $(2,763)

Other comprehensive income:
   Foreign currency translation adjustments                                  (3,686)       -    (2,655)        -
   Unrealized gain (loss) on investments                                         (4)       5        16       (18)
                                                                           --------   -----   -------    ------
Comprehensive income (loss)                                                $(17,035)   $ 559  $(32,043)  $(2,781)
                                                                           ========   =====   =======    ======

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

     Prior to the acquisition of Checkpoint on August 28, 2000, the Company did not have material operations outside the United States. Net sales, based on the point of sales, not the location of the customer are as follows:

                                                                    Three Months Ended  Nine Months Ended
                                                                        March 31,           March 31,
                                                                      2001      2000      2001      2000
                                                                    -------   -------   -------   -------
                                                                                 (unaudited)
                                                                                (in thousands)
Sales to unaffiliated customers:
    United States                                                    $11,091   $14,121   $38,323   $33,720
    United Kingdom                                                     7,614         -    18,613         -
                                                                     -------   -------   -------   -------
Total sales to unaffiliated customers                                $18,705   $14,121   $56,936   $33,720
                                                                     =======   =======   =======   =======

     At March 31, 2001, long-lived assets of $26.0 million and $64.2 million were located in the United States and United Kingdom, respectively. At June 30, 2000, all long-lived assets were located in the United States.


Note 7 - Income Taxes

     In the nine months ended March 31, 2001, the Company incurred a substantial operating loss, a portion of which related to the amortization of recently acquired intangible assets. Since amortization expense will continue to be incurred over the next three years and the Company has utilized a significant portion of the income tax loss carryback benefit, the Company determined that the deferred tax assets are less likely, rather than more likely, to be realized. Accordingly, the Company has recorded a full valuation allowance for its deferred tax assets as of March 31, 2001.

Note 8 - Recent Accounting Pronouncements

     In December 1999, the SEC published Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" that provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Effective July 1, 2000, the Company adopted SAB 101. The adoption of SAB 101 did not have a material effect on our results of operations or financial position for the nine months ended March 31, 2001.

     On July 1, 2000, the Company adopted SFAS No. 133, as amended by SFAS Nos. 137 and 138, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. The adoption of SFAS 133, as amended, did not have a material impact on our results of operations or financial position for the nine months ended March 31, 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

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

     Checkpoint, a private company incorporated in England and Wales, is a provider of electronic commerce and electronic payment software for the United Kingdom. The acquisition was completed pursuant to a Share Purchase Agreement dated August 28, 2000 between the Company and Checkpoint stockholders. The consideration for the acquisition was approximately $60.4 million, consisting of $4.7 million in cash, $19.8 million in loan notes, which, as described herein, were subsequently redeemed, 1,013,333 shares of the Company's common stock, warrants to purchase a total of 100,000 shares of common stock at an exercise price of $50.00 per share and payment of transaction costs. In connection with the acquisition, 336,667 shares of our common stock were issued to satisfy pre-existing loan note obligations of Checkpoint in the amount of $10.5 million. As a result of the acquisition, intangible assets of approximately $80.0 million, consisting of developed software, trade name, customer list, assembled workforce, and goodwill were recorded and will be amortized over a period of three years.

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

Revenues

     Total revenues increased by $4.6 million to $18.7 million in the three months ended March 31, 2001 from $14.1 million in the three months ended March 31, 2000, an increase of 32%. The increase was attributable to the revenue contribution from Checkpoint, offset by delayed business decisions and slowed IT and capital spending relating to our domestic products. Revenues, based on the point of sales, rather than the location of the customer, were $11.1 million and $7.6 million in the United States and United Kingdom, respectively, for the three months ended March 31, 2001. All revenues for the three months ended March 31, 2000 were attributable to the United States.

     Software Licenses. Software license fees decreased by approximately $300,000 to $5.7 million in the three months ended March 31, 2001 from $6.0 million in the three months ended March 31, 2000, a decrease of 5%. Software license fees represented 30% of total revenues in the three months ended March 31, 2001 compared to 42% of total revenues in the three months ended March 31, 2000. The decrease in software license fees was due to the slowdown in IT and capital spending, offset by revenue contribution from Checkpoint. Based on current product plans, we anticipate software license fees will not change significantly as a percentage of total revenues during the remainder of the fiscal year.

     Service and Maintenance. Service and maintenance fees increased by $2.3 million to $8.1 million in the three months ended March 31, 2001 from $5.8 million in the three months ended March 31, 2000, an increase of 39%. Service and maintenance fees represented 43% of total revenues in the three months ended March 31, 2001 compared to 41% of total revenues in the three months ended March 31, 2000. The increase in service and maintenance fees was the result of the revenue contribution from Checkpoint. Based on current product plans, we anticipate service and maintenance revenues will not change significantly as a percentage of total revenues during the remainder of the fiscal year.

     Equipment and Supplies. Equipment and supplies sales increased by $2.6 million to $5.0 million in the three months ended March 31, 2001 from $2.4 million in the three months ended March 31, 2000, an increase of 110%. Equipment and supplies sales represented 27% of total revenues in the three months ended March 31, 2001 compared to 17% of total revenues in the three months ended March 31, 2000. The increase in equipment and supplies sales was the result of revenue contribution from Checkpoint. Based on current product plans, we anticipate equipment and supplies revenues will not change significantly as a percentage of total revenues during the remainder of the fiscal year.

Cost of Revenues

     Software Licenses. Software license costs increased by $1.0 to $1.1 million in the three months ended March 31, 2001 from approximately $100,000 in the three months ended March 31, 2000. Software license costs were 20% of software license fees in the three months ended March 31, 2001 compared to 2% of software license fees in the three months ended March 31, 2000. The increase in software license costs was attributable to a write down of third-party software acquired for resale and held in inventory. The write down was necessary due to the slowdown in IT and capital spending. We anticipate software license costs will return to historical levels in future quarters.

     Service and Maintenance. Service and maintenance costs increased by $1.9 million to $4.6 million in the three months ended March 31, 2001 from $2.7 million in the three months ended March 31, 2000, an increase of 71%. Service and maintenance costs were 57% of service and maintenance fees in the three months ended March 31, 2001 compared to 46% of service and maintenance fees in the three months ended March 31, 2000. Service and maintenance costs increased due principally to historically lower service and maintenance margins experienced by Checkpoint. We anticipate that service and maintenance costs will return to levels experienced in the fiscal quarter ended December 31, 2000.

     Equipment and Supplies. Equipment and supplies costs increased by $1.8 million to $3.6 million in the three months ended March 31, 2001 from $1.8 million in the three months ended March 31, 2000, an increase of 104%. Equipment and supplies costs were 73% of equipment and supplies sales in the three months ended March 31, 2001 compared to 75% of equipment and supplies sales in the three months ended March 31, 2000. Equipment and supplies costs increased in absolute dollars primarily due to the corresponding increase in equipment and supplies sales. Equipment and supplies costs decreased as a percentage of revenue principally due to higher equipment and supplies margins experienced by Checkpoint. We anticipate that equipment and supplies costs as a percentage of revenues will not change significantly during the remainder of the fiscal year.

Operating Expenses

Sales and Marketing:

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $2.8 million to $6.3 million in the three months ended March 31, 2001 from $3.5 million in the three months ended March 31, 2000, an increase of 79%. Sales and marketing expenses were 33% of total revenues in the three months ended March 31, 2001 compared to 25% of total revenues in the three months ended March 31, 2000. The dollar increase was due primarily to additional sales and marketing expenses associated with our Checkpoint and Flashpoint acquisitions, the NetTransact product and increases in staffing and personnel related costs. We anticipate that sales and marketing expenses will decrease as a percentage of revenues during the remainder of the fiscal year.

Product Development and Engineering:

     Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by $1.6 million to $4.1 million in the three months ended March 31, 2001 from $2.5 million in the three months ended March 31, 2000, an increase of 67%. Product development and engineering expenses were 22% of total revenues in the three months ended March 31, 2001, compared to 17% of total revenues in the three months ended March 31, 2000. The increase was due primarily to additional product development and engineering expenses associated with our investment in the NetTransact product and our acquisitions of Checkpoint and Flashpoint. We believe that product development and engineering costs, as a percentage of revenues, will not change significantly during the remainder of the fiscal year.

     Stock Compensation Expense. In connection with our acquisition of Flashpoint, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options, resulting in $110,000 of stock compensation expense during the three months ended March 31, 2001. There was no comparable amount for the three months ended March 31, 2000.


General and Administrative:

     General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by approximately $1.3 million to $3.6 million in the three months ended March 31, 2001 from $2.3 million in the three months ended March 31, 2000, an increase of 56%. General and administrative expenses were 19% of total revenues in the three months ended March 31, 2001 compared to 16% of total revenues in the three months ended March 31, 2000. The dollar increase was due primarily to additional general and administrative expenses as a result of our acquisitions of Checkpoint and Flashpoint. We anticipate that general and administrative expenses will not change significantly during the remainder of the fiscal year.

     Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions increased by $8.0 million to $8.8 million in the three months ended March 31, 2001 from approximately $800,000 in the three months ended March 31, 2000. We expect to incur a consistent amount of such amortization expense during the remaining quarter of the fiscal year.

Interest Income (Expense), Net:

     Interest Income (Expense), net consists of interest income less interest expense. Interest expense, net increased by $822,000 to $(398,000) in the three months ended March 31, 2001 from interest income, net of $424,000 in the three months ended March 31, 2000. The increase was due to interest expense on promissory notes issued in connection with our acquisition of Checkpoint in August 2000 and lower interest income due to a reduced cash balance in the current period as a result of cash used in our acquisitions. We expect interest expense, net, to decrease in the fourth quarter due to the retirement of promissory notes issued in the acquisition of Checkpoint.

Provision (Benefit) for Income Taxes:

     The benefit for income taxes was ($499,000) in the three months ended March 31, 2001 compared with a provision for income taxes of $370,000 in the three months ended March 31, 2000. The benefit was a result of the adjustment of the year to date effective tax rate to reflect additional utilization of deferred tax assets, which had been previously reserved.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

Revenues

     Total revenues increased by $23.2 million to $56.9 million in the nine months ended March 31, 2001 from $33.7 million in the nine months ended March 31, 2000, an increase of 69%. The increase was primarily attributable to the revenue contribution from Checkpoint, in addition to continued demand for our PayBase, BankQuest, and NetTransact products. Revenues, based on the point of sales, not on the location of the customer, were $38.3 million and $18.6 million in the United States and United Kingdom, respectively, for the nine months ended March 31, 2001. All revenues for the nine months ended March 31, 2000 were attributable to the United States.

     Software Licenses. Software license fees increased by $7.7 million to $19.0 million in the nine months ended March 31, 2001 from $11.3 million in the nine months ended March 31, 2000, an increase of 68%. Software license fees represented 33% of total revenues in the nine months ended March 31, 2001 compared to 34% of total revenues for the nine months ended March 31, 2000. The dollar increase in software license fees was primarily attributable to the revenue contribution from Checkpoint, along with continued demand for our PayBase, BankQuest and NetTransact products.

     Service and Maintenance. Service and maintenance fees increased by $8.8 million to $24.0 million in the nine months ended March 31, 2001 from $15.2 million in the nine months ended March 31, 2000, an increase of 57%. Service and maintenance fees represented 42% of total revenues in the nine months ended March 31, 2001 compared to 45% of total revenues in the nine months ended March 31, 2000. The increase in service and maintenance fees was due primarily to the revenue contribution of Checkpoint and several large BankQuest service contracts.

     Equipment and Supplies. Equipment and supplies sales increased by $6.8 million to $14.0 million in the nine months ended March 31, 2001 from $7.2 million in the nine months ended March 31, 2000, an increase of 94%. Equipment and supplies sales represented 25% of total revenues in the nine months ended March 31, 2001 compared to 21% of total revenues in the nine months ended March 31, 2000. The dollar increase in equipment and supplies sales was the result of revenue contribution from Checkpoint.

Cost of Revenues

     Software Licenses. Software license costs increased by $1.5 million to $1.7 million in the nine months ended March 31, 2001 from approximately $200,000 in the nine months ended March 31, 2000, an increase of 846%. Software license costs were 9% of software license fees in the nine months ended March 31, 2001 compared to 2% of software license fees in the nine months ended March 31, 2000. The increase in software license costs was attributable to a write down of third-party software acquired for resale and held in inventory. The write down was necessary due to the slowdown in IT and capital spending.

     Service and Maintenance. Service and maintenance costs increased by $5.6 million to $12.8 million in the nine months ended March 31, 2001 from $7.2 million in the nine months ended March 31, 2000, an increase of 78%. Service and maintenance costs were 53% of service and maintenance fees in the nine months ended March 31, 2001 compared to 47% of service and maintenance fees in the nine months ended March 31, 2000. Service and maintenance costs increased primarily due to the acquisition of Checkpoint.

     Equipment and Supplies. Equipment and supplies costs increased by $4.5 million to $9.9 million in the nine months ended March 31, 2001 from $5.4 million in the nine months ended March 31, 2000, an increase of 84%. Equipment and supplies costs were 71% of equipment and supplies sales in the nine months ended March 31, 2001 compared to 75% of equipment and supplies sales in the nine months ended March 31, 2000. The dollar increase in equipment and supplies costs was primarily due to the corresponding increase in equipment and supplies sales. The decrease as a percentage of revenue was due to higher equipment and supplies margins experienced by Checkpoint.

Operating Expenses

Sales and Marketing:

     Sales and Marketing. Sales and marketing expenses increased by $9.0 million to $18.6 million in the nine months ended March 31, 2001 from $9.6 million in the nine months ended March 31, 2000, an increase of 94%. Sales and marketing expenses were 33% of total revenues in the nine months ended March 31, 2001 compared to 28% of total revenues in the nine months ended March 31, 2000. The increase was due primarily to additional sales and marketing expenses associated with our ICM, Checkpoint and Flashpoint acquisitions, the NetTransact product and increases in staffing and personnel related costs.

Product Development and Engineering:

     Product Development and Engineering. Product development and engineering expenses increased by $5.1 million to $10.6 million in the nine months ended March 31, 2001 from $5.5 million in the nine months ended March 31, 2000, an increase of 91%. Product development and engineering expenses were 19% of total revenues in the nine months ended March 31, 2001 compared to 16% of total revenues in the nine months ended March 31, 2000. The increase was due primarily to additional product development and engineering expenses associated with our investment in the NetTransact product and our acquisitions of ICM, Checkpoint and Flashpoint.

     Acquired in-process research and development. In-process research and development of $3.9 million represents non-cash charges, related to the NetTransact and ICM acquisitions for in-process research and development during the nine months ended March 31, 2000. The in-process research and development projects were valued using an Income Approach, which included the application of a discounted future earnings methodology. Using this methodology, the value of the in-process technology is comprised of the total present value of the future earnings stream attributable to the technology throughout its anticipated life. No alternative future uses were identified prior to reaching technological feasibility. There was no comparable amount for the nine months ended March 31, 2001.

     Stock compensation expense. In connection with our acquisition of Flashpoint, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options resulting in $256,000 of stock compensation expense during the nine months ended March 31, 2001. There was no comparable amount for the nine months ended March 31, 2000.

General and Administrative:

     General and Administrative. General and administrative expenses increased by approximately $3.4 million to $10.0 million in the nine months ended March 31, 2001 from $6.6 million in the nine months ended March 31, 2000, an increase of 52%. General and administrative expenses were 18% of total revenues in the nine months ended March 31, 2001 compared to 19% of total revenues in the nine months ended March 31, 2000. The dollar increase was due primarily to additional general and administrative expenses as a result of our acquisitions of ICM, Checkpoint and Flashpoint.

     Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions increased by $19.4 million to $20.8 million in the nine months ended March 31, 2001 from $1.4 million in the nine months ended March 31, 2000. The increase is attributable to the Checkpoint and Flashpoint acquisitions completed during the nine months ended March 31, 2001.

Interest Income (Expense), Net:

     Interest income (expense), net consists of interest income less interest expense. Interest expense, net increased by $1.8 million to approximately $(400,000) in the nine months ended March 31, 2001 from interest income, net of $1.4 million in the nine months ended March 31, 2000. The increase was due to interest expense on promissory notes issued in connection with our acquisition of Checkpoint in August 2000 and lower interest income due to a reduced cash balance in the current period as a result of cash used in our acquisitions.

Provision (Benefit) for Income Taxes:

     The provision for income taxes was $1.4 million in the nine months ended March 31, 2001 compared with a benefit of $(1.8) million in the nine months ended March 31, 2000. In the nine months ended March 31, 2001 we incurred a substantial operating loss due primarily to the amortization of recently acquired intangible assets. Since amortization expense will continue to be incurred over the next three years and we have utilized a significant portion of our income tax loss carryback benefit, we determined that a portion of the existing deferred tax assets are less likely, rather than more likely, to be realized. Accordingly, in the current year, we provided a valuation reserve against such assets that resulted in an income tax provision of $2.8 million. In the nine months ended March 31, 2000, we had sufficient income tax loss carryback available to benefit a portion of the operating loss.

Liquidity and Capital Resources

     We have financed our operations primarily from cash provided by the sale of our common stock and operating activities. We had net working capital of $14.4 million at March 31, 2001, which included cash, cash equivalents and short-term investments totaling $12.7 million.

     In August 2000, we entered into a ten-year lease for approximately 83,000 square feet of space for a new headquarters facility in Portsmouth, New Hampshire. Total lease payments for this new facility will be approximately $15.0 million, which we anticipate will commence in October 2001.

     Cash used in operating activities was $2.6 million in the nine months ended March 31, 2001 and cash provided by operating activities was $1.7 million in the nine months ended March 31, 2000. Net cash used in operating activities, for the nine months ended March 31, 2001, was primarily the result of the net loss and, after excluding the effects of assets and liabilities from acquisitions, from decreases in accounts payable, accrued expenses and deferred revenues offset by decreases in accounts receivable, inventory and prepaid expenses.

     Net cash used in investing activities was $7.5 million in the nine months ended March 31, 2001 and $25.9 million in the nine months ended March 31, 2000. Cash was used in the nine months ended March 31, 2001 for the acquisition of businesses and to acquire property and equipment and equity investments, offset by proceeds from the sale of short-term investments.

     Net cash used in financing activities was $8.6 million in the nine months ended March 31, 2001 and net cash provided by financing activities was $2.9 million in the nine months ended March 31, 2000. Net cash used in financing activities was the result of the payment of certain liabilities assumed in the acquisition of Checkpoint, offset by the net proceeds from the exercise of options pursuant to our stock incentive plans and employee stock purchase plan.

     While we have used approximately $2.6 million in operations during the nine months ended March 31, 2001, we generated positive cash flow from operations during the current quarter. We believe that our cash, cash equivalents and short-term investments on hand will be sufficient to meet our working capital requirements for at least the next twelve months. We also may receive additional investments from, and make investments in other companies.

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

     The market price of our common stock has experienced, and may continue to be subject to, extreme fluctuations due to a variety of factors, including:

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

     .    announcements of technological innovations by our competitors; and

     . general and industry-specific business, economic and market conditions.

THE SLOWDOWN IN THE ECONOMY HAS AFFECTED THE MARKET FOR INFORMATION TECHNOLOGY SOLUTIONS, INCLUDING OUR PRODUCTS, AND OUR FUTURE FINANCIAL RESULTS WILL DEPEND, IN PART, UPON WHETHER THIS SLOWDOWN CONTINUES

     As a result of recent unfavorable economic conditions and reduced capital spending, demand for our products and services has been adversely affected. If the economic conditions worsen, we may experience a material adverse impact on our business, operating results, and financial condition.

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

     Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful.

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

OUR FUTURE FINANCIAL RESULTS WILL DEPEND UPON CONTINUED MARKET ACCEPTANCE OF OUR NETTRANSACT, BANKQUEST AND IPOINT PRODUCT OFFERINGS

     If the NetTransact, BankQuest and iPoint products that we offer as the result of our acquisitions do not continue to achieve market acceptance, our future financial results will be adversely affected. We acquired the NetTransact bill presentment software from The Northern Trust Company, a financial institution, in July 1999. General availability of the NetTransact product was announced in February 2000. We acquired the web-based BankQuest cash management software in our acquisition of

Integrated Cash Management Services, Inc. in October 1999. BankQuest was commercially introduced in April 2000 and is now generally available. Checkpoint, which we acquired in August 2000, offers the iPoint solution, which was introduced to the market in April 2000. If any of these products has any unanticipated performance problems or bugs, or does not enjoy wide commercial success, our long-term business strategy would be adversely affected.

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

     Any such difficulties encountered as a result of any mergers or acquisitions could adversely affect our business, operating results and financial condition.

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

OUR SUCCESS DEPENDS ON THE WIDESPREAD ADOPTION OF THE INTERNET AND GROWTH OF ELECTRONIC BUSINESS

     Our future success will in large part depend upon the willingness of businesses and financial institutions to adopt the Internet as a medium of e-business. These entities will probably accept this medium only if the Internet provides substantially greater efficiency and enhances their competitiveness. There are critical issues involved in the commercial use of the Internet that are not yet fully resolved, including concerns regarding the Internet's:

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

Item 2.  Changes In Securities And Use Of Proceeds

Changes in Rights and Classes of Stock

     None.

Sales of Unregistered Securities

     On August 28, 2000, in connection with our acquisition of Checkpoint Holdings, Ltd. (Checkpoint) for an aggregate purchase price of approximately $60.4 million, we issued to the selling stockholders of Checkpoint promissory notes, which were, at the option of the Company, convertible into our common stock or redeemable in cash. On April 26, 2001, pursuant to agreements we entered into with the selling stockholders, we retired the promissory notes and accrued interest thereon in exchange for the issuance by us of 732,798 shares of common stock, par value $.001 per share (the "Common Stock"), based on a conversion price of $29.25 per share. All of the shares of common stock were offered and issued in reliance upon the exemption from registration set forth in section 4(2) under the Securities Act of 1933, as amended. No underwriters were involved in such issuance of securities.

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission Of Matters To a Vote Of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports On Form 8-K

         (a)   Exhibits:

               See the Exhibit Index on page 23 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

         (b)   Reports on Form 8-K:

               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Bottomline Technologies (de), Inc.


 Date: May 15, 2001              By: /s/ Robert A. Eberle

                                 Robert A. Eberle
                                 Executive Vice President,
                                 Chief Operating Officer, Chief Financial
                                 Officer And Secretary
                                 (Principal Financial and Accounting Officer)

                                 Exhibit Index



Exhibit Number                        Description
---------------                       ------------

    10.1 Form of Letter Agreement, dated April 26, 2001, to former Stockholders of CheckPoint Holdings, Ltd. retiring promissory notes issued by Bottomline Technologies (de), Inc. on August 28, 2000.