Form 10-K405
period 2001-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2001-09-28
CIK 1073349

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
    PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended June 30, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from     to    .

                        Commission file number 0-25259

                               -----------------

                      BOTTOMLINE TECHNOLOGIES (de), INC.
            (Exact Name of Registrant as Specified in Its Charter)

                         Delaware                     02-0433294
              (State or Other Jurisdiction of      (I.R.S. Employer
              Incorporation or Organization)      Identification No.)

                          155 Fleet Street
                      Portsmouth, New Hampshire          03801
                   (Address of Principal Executive     (Zip Code)
                              Offices)

                                (603) 436-0700
              Registrant's telephone number, including area code

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value per share
                               (Title of Class)

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's common stock at the close of business on September 18, 2001 was $58,558,200 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The Company has no non-voting stock.

   There were 13,778,400 shares of common stock, $.001 par value per share, of the registrant outstanding as of September 18, 2001.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Items 10, 11, 12 and 13 of Part III (except for information required with respect to our executive officers, which is set forth under "Part I--Business-- Executive Officers of the Company") have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2001, a definitive proxy statement for our annual meeting of stockholders. The information required by Items 10, 11, 12 and 13 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

                               TABLE OF CONTENTS

         Item                                                                                  Page
         ----                                                                                  ----
PART I
   1.    Business.............................................................................   1
   2.    Properties...........................................................................  18
   3.    Legal Proceedings....................................................................  18
   4.    Submission of Matters to a Vote of Security Holders..................................  18
PART II
   5.    Market for the Registrant's Common Stock and Related Stockholder Matters.............  19
   6.    Selected Financial Data..............................................................  20
   7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  22
   7A.   Quantitative and Qualitative Disclosures About Market Risk...........................  37
   8.    Financial Statements and Supplementary Data..........................................  37
   9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.  37
PART III
   10.   Directors and Executive Officers of the Registrant...................................  38
   11.   Executive Compensation...............................................................  38
   12.   Security Ownership of Certain Beneficial Owners and Management.......................  38
   13.   Certain Relationships and Related Transactions.......................................  38
PART IV
   14.   Exhibits, Financial Statements and Schedule, and Reports on Form 8-K.................  39
         Signatures...........................................................................  44

                                    PART I

   This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statements (including statements to the effect that we "believe," "expect," "anticipate," "plan" and similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of numerous important factors, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results."

Item 1. Business.

The Company

   We provide web-enabled payments and cash management, electronic invoice presentment and payment (EIPP), electronic banking and information reporting solutions. Bottomline's suite of Financial Resource Management (FRM) offerings enables businesses and financial institutions worldwide to manage their critical financial transactions, cash decisions and trading partner financial relationships, leveraging the Internet. Our products and services enable organizations to transition from traditional paper-based financial processes to electronic processes that facilitate e-commerce. Our FRM products extend and link corporate financial systems to provide better communication and information within an organization. They also allow organizations to externalize their activities by enabling banks and trading partners to participate and collaborate in the information management that FRM provides. To accomplish this, our FRM modules include Applications, Communication, Information and Instructions solutions designed to streamline payables, accelerate receivables and consolidate banking activities, with a single point of access to real-time information reporting.

  Applications

   Our FRM products adhere to best practices techniques, enabling process improvements to maximize business value. Our applications include:

   .   Payments and Cash Management;

   .   Electronic Invoice Presentment and Payment (EIPP);

   .   Electronic Banking; and

   .   Information Reporting

  Payments and Cash Management

   Controlling the timing and minimizing the cost of payments, and choosing the right payment instrument can make a difference in how a business runs. Managing payments requires protecting a business's paper payments against fraud and providing remittance information when making payments electronically. However, people and businesses move at different speeds. Some relationships require payment by check, some demand electronic payment. Some applications necessitate wire or SWIFT messaging. Our Universal Payment Engine is a multi-payment platform that enables organizations to leverage the Internet to connect payment needs across an enterprise, including payment requests from and delivery to point-of-need. Browser access for reporting capabilities puts critical information in the hands of those that need it anytime, anywhere. Adding Balance and Transaction Reporting (BTR) provides treasury a view into liabilities and assets before releasing payments. BTR provides a powerful way to gather all bank account information, including account totals and detailed transaction data. This single, consolidated payments and reporting engine improves workflow, and unites financial reporting, bank communications and payments across all lines of a business into a single, web-enabled point-of-access.

  Electronic Invoice Presentment and Payment (EIPP)

   Accelerating receipts provides more cash to work with for internal and external investments and enables organizations to pay their bills. Improving cash flow helps to enhance shareholder value by enabling the production of more goods and services faster, generating more revenue and getting paid faster. Our Electronic Invoice Presentment and Payment (EIPP) product is a secure, interactive system for business-to-business transactions that allows organizations to present invoicing information, provide online dispute resolution and accept payments over the Internet. Complemented by our web-based receivables matching offering, organizations can automate the matching of payments to open invoices in their ERP systems. However, moving from paper to collaboration can take time and we understand that not all organizations are ready to transition at the same speed. To support customers that need to move in a step-wise fashion, our EIPP solution offers the ability to print, email, post-only or post and pay invoices from a single invoice file.

  Electronic Banking

   Financial institutions face the same critical business challenges as corporate enterprises. Connecting a financial institution's disparate back office processes with client services can be cumbersome and resource intensive. Enabling clients to browser-access their banking services allows banks to reduce internal costs, become more competitive and offer an improved customer experience. Our Electronic Banking solution supports a host of cash management functions, including balance and transaction reporting, lockbox reporting, controlled disbursements, positive pay, check imaging, stop payments, and a broad array of electronic funds transfer instruction. With real-time host links, it enables the financial institution to provide the corporate entity with up-to-the-minute access to critical data. Our Electronic Banking product interfaces directly to a multitude of in-house systems to provide seamless application integration across one bank or multiple banks.

  Information Reporting

   Reduced closing and reporting cycles, rolling forecasts and escalating resource costs necessitate consistent data that is available in real-time to enable faster and better informed decision making. Our Information Reporting consolidates disparate data files into one pane of information, providing timely access to critical business information. Distributing this consolidated picture across the enterprise puts the information in the hands of those that require it, when they require it. Reducing the time and effort needed to reconcile various data streams enables executives to make informed decisions more quickly.

  Communication

   Organizations are leveraging the ubiquity of the Internet to improve partner relationships, employee satisfaction and increase business. However, it is often difficult and costly to integrate current business infrastructure with the Internet. Our suite of FRM products connects the internal workflow of an enterprise to improve process efficiency. By connecting the different enterprise systems and replacing paper with electronic workflow, an organization can streamline activities and provide better process management. For example, a payment request can automatically flow through an organization electronically, replacing the need to fax a request from a remote location, re-keying that request into an internal system, issuing a paper check locally and then overnighting it to the point of need. With our suite of FRM products, a request for payment is submitted remotely using a web-browser into the central payment system. The request is automatically queued for approval and release. Once it is released, it is printed on a secure printer at the remote request location. Our suite of FRM products also connects customers, vendors, banks and partners from outside of the organization to provide better information and an improved customer experience. This places customer information at their fingertips when they need it, reducing the internal resource cost while also improving partner communication. In a competitive market, it is very important to retain good employees. Delivering payment and remittance advice electronically for both an organization's payroll, and travel and expense reimbursement saves employees and employers time and effort. A self-help portal allows employees to manage their own profile and puts them in charge.

  Information

   Technology advances have resulted in more and more data being sent to organizations, but data needs to be processed and consolidated before it provides business value. When organizations have multiple databases, platforms and systems that do not communicate, data must be manually rekeyed and reconciled before it can become information. Our FRM products integrate with existing corporate systems to enhance the customers' infrastructure investment. The suite extends an organization's systems financial processing capabilities normalizes data across different platforms and processes the data so that it can be viewed by authorized personnel across the enterprise. Accessing available cash in an organization and deploying it where necessary can save an organization the expense of unnecessary short-term debt. Views into important business information can also be extended outside of the organization, enabling trading partners and employees to add and extract value from an enterprise's knowledge center. Virtualization enables organizations to intelligently choose between outsourcing, partnering or continuing to perform activities in-house. Making these choices requires the ability to break down internal and external financial and information barriers so that information can readily be shared inside and outside of an organization. Virtualization requires the secure integration, normalization and distribution of key information.

  Instructions

   "Hands-free" and "straight-through processing" saves time, eliminates inadvertent re-keying errors and the costly resources that manual intervention requires. In order to comply, however, systems both inside and external to an organization must be in sync. Our FRM suite of products adheres to industry standards and includes payment instruction sets that interface directly with bank back office processing systems. Wire transfers, SWIFT messaging or ACH payments can be entered once at the enterprise level and passed through for processing without requiring any human intervention. For example, when requesting a wire transfer from a remote location, first the requisition for the wire transfer must be keyed in remotely and printed. The printed document is then faxed to a central location, where the wire transfer information is again keyed into the central system. After the appropriate approvals, the wire transfer information is keyed into the bank treasury management system for uploading to the bank. A reply fax is sent to the remote location to verify that the request has been submitted. Meanwhile, the bank also prints it out and keys it into their back office wire transfer processing system. A bank confirmation is keyed into the treasury management system for access by the enterprise. This labor-intensive process is costly. The many re-keying efforts can lead to delays in transfer as well as inadvertent re-keying errors. Our FRM suite of products electronically instructs the bank of all necessary wire transfer information, minimizing mistakes and saving time and money.

   All our FRM applications support built-in workflow with a rules engine to ensure that processes meet or exceed current best business practices. Conforming to standard business practices reduces costs and process inefficiencies.

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

   With our recent acquisition of Bottomline Europe, a leading U.K.-based electronic payments automation company, we have opened a new distribution channel, expanded our international reach and increased our capacity to support our channel partners and global customers. This acquisition represents a growth opportunity for us as we seek to provide our products and services to the global e-commerce marketplace. We have also recently expanded our development capabilities through the acquisition of a web-based software development organization based near Boston, Massachusetts.

Strategy

   Our objective is to be the leading provider of software solutions that enable businesses and financial institutions to create an automated e-business infrastructure to initiate, implement and manage movements of cash resources, including bill presentment and payment and electronic banking software. Key elements of our strategy include the following:

   . Enable collaborative trading relationships by linking and extending current corporate infrastructure. By leveraging our web-enabling platform, we can help organizations and financial institutions transition from traditional paper-based financial processes to electronic, which facilitate e-commerce. Our WebSeries and BankQuest products provide the ability to integrate disparate databases and/or data streams into a single pane of information. This protects the customer's investment in current infrastructure, while allowing them to streamline internal business practices and enable collaborative trading.

   . Focus on the Internet as the medium for billing, payments, and electronic banking. Our WebSeries product allows enterprises to use the Internet or a corporate intranet to request and disburse payments from or to a remote site and to send and receive remittance advices via e-mail. With NetTransact, we provide our customers with an integrated, secure bill presentment and payment solution that can support e-commerce over the Internet. With BankQuest, we enable financial institutions to provide their customers with Internet access to electronic banking functions such as cash management, trade finance and custody services.

   . Develop new products and technologies. We intend to develop new products and technologies which leverage our existing offerings and customer base. To capitalize on the growth of the Internet and e-commerce, and changes in payment technologies and practices, we employ professionals who are skilled in the complex environments of e-commerce, financial EDI, banking and payment and billing systems. Furthermore, our technical staff is experienced in the latest database, networking and software development tools, technologies and methodologies. We intend to leverage this combination of business expertise and technical knowledge to enhance our existing offerings and deliver new products and technologies, including products incorporating Extensible Markup Language (XML), an emerging e-commerce interface standard.

   . Expand and leverage strategic relationships. We intend to expand and leverage our relationships with business partners who play a key role in the sales, marketing and distribution of our products. We expect to expand sales through our existing strategic alliances with companies such as Citibank, UPS Capital, FleetBoston Financial, and others who have selected our software for key platforms and who are offering NetTransact to their customers. We will also pursue new channel partnerships and continue to leverage our relationships with leading technology providers. We also intend to expand our relationships with enterprise resource planning and accounting system vendors, such as Oracle and PeopleSoft, and with consulting firms that assist companies with the implementation of our products.

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

   . Leverage our European market. We have opened a new distribution channel, expanded our international reach and increased our capacity to support our global customers and channel partners. We intend to leverage our acquisition of Bottomline Europe by introducing our products internationally through Bottomline Europe and enhancing our existing products with Bottomline Europe's expertise.

   . Further penetrate our customer base. We intend to further penetrate our existing customer base, which we believe is only in the early stages of implementing electronic bill presentment and payment solutions. Additional sales opportunities to our existing customers include:

      . cross-selling our electronic bill presentment software to increase overall sales of an integrated electronic invoicing and payment solution to our existing customers;

      . selling our electronic banking product to financial institutions that are existing customers and that can benefit from its application;

      . expanding department level installations to encompass an enterprise's entire payment system;

      . adding complementary payment capabilities through sales of additional software modules, such as electronic payment and receipt creation or check fraud avoidance;

      .   introducing software upgrades and marketing new products; and

      . generating additional revenues from our customer base by providing maintenance and support services and selling supplies.

   .   Expand our customer base. We intend to expand our broad customer base by:

      . supporting our existing co-marketing relationships to introduce our products to the customer base of our co-marketers;

      . adding additional co-marketing relationships with financial organizations and hosting partners to re-market our products;

      .   marketing to large enterprises through our direct sales force;

      . targeting sales opportunities with financial institutions by leveraging our experience and industry recognition as the developer of FedEDI, the Federal Reserve System's financial Electronic Data Interchange, or EDI software solution; and

      .   pursuing strategic acquisitions.

   . Expand our international capabilities. We intend to enhance our products with additional functionality to expand their use in international markets. We believe that this will enable us to better accommodate existing and future customer needs. We have begun initiatives to extend product capabilities to accommodate multiple language output, multiple currency requirements and international standards.

Products and Services

   Our suite of Financial Resource Management (FRM) offerings enables businesses and financial institutions to leverage the web to manage their critical financial transactions, cash decisions and trading partner financial relationships. Our software products enable enterprises to electronically present bills to their customers, control, manage and issue all payments, whether paper-based or electronic, and access electronic banking functions. We also offer complementary add-on functionality software for our payment products that customers can select according to their specific needs, as well as hardware to complement our software product offerings. Our software products are further enhanced by an experienced and integrated consulting service and support system. These consultants help customers to plan, design, implement and manage an organization's transition from paper-based to electronic invoicing and payments to enhance operational productivity and customer satisfaction.

  NetTransact Product

   NetTransact supports corporate billing applications through features that are designed to meet the specific needs of the business-to-business environment. NetTransact is a secure interactive system that allows companies to present billing information and accept payment for transactions. NetTransact operates on an extranet-based website in which both billers and payers have an electronic interface. The NetTransact system integrates with the billers' and payers' existing receivables and payables management processes and provides trading partners with opportunities to communicate online before funds are transferred. Payers have the ability to review invoices online, modify them if necessary, approve them for payment and schedule the date of funds transfer to take advantage of payment discount terms. NetTransact is currently configured to make payments using the Automated Clearing House (ACH) and present authorized debits to the payer's account.

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

   . Cost effective bill presentment solution. NetTransact accelerates cash receipts and reduces days sales outstanding for billers by identifying exceptions and providing an efficient means of dispute resolution. NetTransact also provides operational efficiencies to reduce staffing, mailing, processing and audit costs, as well as costs associated with making adjustments and resolving disputes arising in the billing process. Its cost savings and cash flow benefits to both corporate billers and payers offer value enhancements to all participants in the billing process.

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

   . Seamless integration with accounting systems. NetTransact fully integrates with existing accounting systems to facilitate data transfer into both the receivables and payables functions for the biller and payer respectively.

   NetTransact provides benefits to both billers and payers, creating business value for trading partners. Its benefits include:

   .   Benefits to Billers

      . improved cash management by accelerating receipts to reduce total days sales outstanding;

      .   reduction in administrative costs for accounts receivable;

      .   improved billing accuracy;

      .   real-time access to credit risk management and income forecasting;

      . streamlined operations with the ability to resolve billing differences online before funds are transferred; and

      . ability to conduct electronic transactions with customers not configured for electronic data interchange.

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

  PayBase and WebSeries Products

   PayBase is a client/server, multi-payment platform that provides a single software solution to control, manage and issue all payments across an entire enterprise. It allows organizations to migrate from paper-based to electronic payments as their needs require. PayBase is deployed across an organization's wide area network and controlled from a centrally managed data center. A single payment file can issue paper or electronic payments. PayBase can also provide automatic e-mail delivery of remittance advice both internally and to third parties such as vendors, customers and employees. PayBase incorporates administration software that maintains central payment information that can be accessed from a client on the network by authorized users to approve payments, review payment status and correct data as appropriate.

   WebSeries is a multi-payment platform that enables organizations to leverage the Internet to connect payment needs across an enterprise, including payment requests from and delivery to point-of-need. Browser access for reporting capabilities provides treasury a view into liabilities and assets before releasing payments. Our browser access product provides a powerful way to gather all bank account information, including account totals and detailed transaction data. This single, consolidated payments and reporting engine improves workflow, and unites financial reporting, bank communications and payments across all lines of business into a single, web-enabled point of access. WebSeries can also provide automatic e-mail delivery of remittance advice both internally and to third parties such as vendors, customers and employees. WebSeries incorporates administration software that maintains central payment information that can be accessed on the Internet or over an intranet by authorized users to approve payments, review payment status and correct data as appropriate. WebSeries provides SWIFT and Fedwire payment capabilities.

   PayBase and WebSeries include the following modules and offerings, which can be purchased as separate products or together:

   . WebSeries ASP (Application Service Provider). Our WebSeries ASP offering provides organizations with a license to manage and distribute Bottomline's web-enabled payment and reporting solutions to their customers via a browser from a centrally managed data center. The WebSeries ASP product is designed to assist application service providers in responding to their customer's demand for secure third-party management of their payments and reporting processes. The ASP offering for WebSeries can include the ESP (electronically sent payments) module, ERADS (electronic remittance advice delivery system) module, SWIFT, Fed Wire and laser check modules.

   . PayBase ASP (Application Service Provider). Our PayBase ASP offering provides organizations with a license to manage and distribute Bottomline's payment solutions to their customers across a wide area network from a centrally managed data center. The PayBase ASP product is designed to assist application service providers in responding to their customer's demand for secure third-party management of their payments process. The ASP offering for PayBase includes the ESP (electronically sent payments) module, ERADS (electronic remittance advice delivery system) module and laser check module.

   . ESP (Electronically Sent Payments) Module. The ESP module allows users to create electronic payments, facilitating the transition from paper checks to electronic funds transfer (EFT). This module permits users to create electronic payment files for their banks that meet the industry requirements of NACHA--The Electronic Payments Association, and other financial EDI protocols. With this module, users can process instructions received from a payment system, such as payroll or accounts receivable. The ESP module can also create electronic tax payments in the formats required by federal and state governments. When the ESP module is installed with our LaserCheck printing software module, PayBase and WebSeries can create both electronic payments and checks during the same payment run. The ESP module also can create financial EDI payments that will allow vendors to automatically post financial EDI remittance information to their accounts receivable system. This feature eliminates the need for vendors to manually enter information into accounting ledgers, saving time and preventing mistakes.

   . ERADS (Electronic Remittance Advice Delivery System) Module. The ERADS module allows an enterprise to convert to electronic payments immediately and to deliver the remittance detail by fax, e-mail, communications networks or the Internet, depending on the technology available to its payees. This module can be used for payments to individuals (e.g., travel and expense reimbursements) and to enterprises (e.g., vendor payments). Whenever payments are sent electronically through the secure Automated Clearing House network, the ERADS module automatically channels the remittance details to each payee by the appropriate media and the payee receives an electronic payment directly deposited into its bank account. Enterprises can realize cost efficiencies through reduced check printing or processing and the lower cost of transmitting remittance information electronically.

   . PayView Module. The PayView module allows users to store and retrieve electronic images of printed documents from financial applications such as payroll, vendor payments, purchase order creation, claims payment and travel and expense reimbursement. These images can be automatically e-mailed or faxed to a recipient at the time of creation, reducing costs and delays associated with the printing and handling of paper documents.

   . LaserCheck Module. The LaserCheck module allows users to print checks, including all variable data, such as magnetic ink character recognition lines, logos and signatures, on blank paper using a laser printer. This module can be deployed over the user's network or the Internet wherever it is needed, whether in a centralized printing facility, the issuing department or in a remote location. With the module's CheckSort feature, users can sort checks to lower postage rates and can produce copies in a specified order to simplify filing. LaserCheck also provides password protection, as well as hardware and software security features, and initiates printing of all checks, confirmation notices and reports.

   . Check Fraud Avoidance Module. The Check Fraud Avoidance module allows users to automatically send a digital file of all checks issued to their bank. Most commercial banks employ a "Positive Pay" system that determines when the check is presented to the bank and whether a bank customer has in fact issued it. A number of banks will only reimburse customers for check fraud losses if the customer uses Positive Pay. This module protects the user from having altered or unissued checks paid from their account and protects banks from fraudulent checks received from other institutions. The Check Fraud Avoidance software receives its data input from PayBase, but can also receive input from a non-PayBase system that uses printed checks.

   . Fedwire for WebSeries. The FedWire module for WebSeries is offered as part of Bottomline's e-payment suite of products to facilitate customer creation of FedWire payment requests. With this module, WebSeries offers application software to secure and manage wire request processes, reporting to improve payment monitoring, and payment formatting for generation of FedWire transactions from the customer's payment input. The resulting formatted files are available for electronic transmission to business partners and financial institutions. FedWire for WebSeries benefits include:

      .   Increased throughput and more timely data delivery process;

      .   Enhanced payment control and improved audit compliance;

      .   Expanded accessibility for initiation of wire requests;

      .   Simplified definition of beneficiary and intermediary banks;

      .   Reduced dependence on proprietary bank workstations; and

      . Increased bank independence and eased transferability of bank service providers

   . SWIFT for WebSeries. The SWIFT module for WebSeries is offered as part of Bottomline's e-payment suite of products to facilitate customer creation of International payment requests. With this module, WebSeries offers application software to secure and manage International payment request processes, reporting to improve payment monitoring, and payment formatting for generation of International wire transfer transactions based on SWIFT 100 message formats. The resulting formatted files are available for electronic transmission to business partners and financial institutions worldwide. SWIFT for WebSeries benefits include:

      .   increased throughput and more timely data delivery process;

      .   enhanced payment control and improved audit compliance;

      . expanded accessibility for initiation of International payment requests;

      . access to SWIFT's BIC directory, the world's largest source of address codes for financial institutions;

      .   reduced dependence on proprietary bank workstations; and

      . increased bank independence and eased transferability of bank service providers.

   Our PayBase and WebSeries product suites offer customers the following benefits:

      . Internet/intranets remote access capability. Our WebSeries product suite provides users with a secure, convenient means to remotely access and control payment information. WebSeries enables enterprises to manage and control payments through the Internet and corporate intranets.

      . Flexible, dual payment process. Both the WebSeries and PayBase product suites have been designed to provide customers with a single software solution that permits both paper and electronic payments. Their dual payment capacity gives enterprises the flexibility to manage the transition to electronic payments at a pace compatible with the needs of their vendors and business partners as they evolve in response to market demands and government mandates.

      . Enterprise-wide payment control. Our WebSeries and PayBase product suites offer enterprises a centralized payment control and management system while allowing users to make payments where needed within an organization. They record all payments, transactions and events in a central database, which improves cash management, control of disbursement and receipt functions and audit capabilities. In addition, their payment control capabilities permit enterprises to readily outsource payment management functions to banks or other third-party suppliers.

      . Cost-effective payment solution. These product suites provide operational efficiencies that reduce staffing, mailing, processing and auditing costs as well as costs associated with float, risk of error, fraud and fraud related inquiries. They are designed to be easy to use and implement, limiting the commitment of an enterprise's resources required to achieve operational efficiencies.

      . Open and scaleable technology. Our WebSeries and PayBase product suites run on one or more application servers using Microsoft Windows operating systems and leading database servers such as Microsoft SQL Server, Oracle and IBM DB2 Universal Server. Their flexible design provides an enterprise with a scaleable solution to meet growing needs and to manage the migration from a department-wide to an enterprise-wide system that provides high levels of performance and supports high volumes of payment activity.

      . Enhanced security and fraud protection. Our WebSeries and PayBase product suites reduce the risk of fraud through a secure, encrypted database and the control of all payment and operator activity. In addition, they can automatically send a file of all checks issued instantaneously to the payer's bank, enabling banks to quickly isolate fraudulent or incorrect checks and to evaluate questionable payments. For its laser-printing process, LaserCheck uses blank paper that is non-negotiable until it is printed and can use specialized magnetic ink character recognition (MICR) printers for additional security.

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

  SmARtCash Product

   SmARtCash is a software product that improves the efficiency of accounts receivables transactions by automating the process of matching payments and remittance information to open invoices. SmARtCash interfaces with the lockbox services of banks and receives a variety of source data, which is processed to match more accurately with the open invoices of the customer. In this manner, the SmARtCash software helps to automate the cash application process for accounts receivables and reduces the clerical function of data entry and the errors associated with a manual process. Our SmARtCash product is available to both banks and corporate customers.

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

  Equipment and Supplies

   We offer consumable products needed for payment disbursements and check printing, including magnetic ink character recognition toner (MICR) and blank-paper check stock. We also provide printers and printer-related equipment, primarily through drop-ship arrangements with our hardware vendors, to enhance our software product offerings. We have reseller agreements with the two leading secure magnetic ink character recognition printer manufacturers in the country, Troy Systems, which primarily uses Hewlett Packard printers, and Source Technology, which primarily uses Lexmark printers.

  iPoint Products

   Bottomline Europe offers a similar integrated suite of products into the European marketplace under the iPoint brand as iPay, iCollect, iTransact and iCommunicate. These product capabilities include:

   . enterprise-wide payment solutions and associated document distribution for purchase ledger, payroll or any corporate payments to dramatically increase security over all payment types;

   . optimized check production, BACS and e-commerce payment processes to achieve significant savings;

   . e-distribution of remittances, statements and financial business documents;

   . a secure point-to-point, electronic funds transfer built on many years of experience of "BACSBOX" and "Payment Terminal" technology;

   . enterprise collection solution such as direct debit for improved cash flow;

   . electronic invoice presentment and payment (EIPP) designed to optimize receivables management and create a compelling proposition to both biller and payer alike; and

   . document delivery that automates many traditionally manual processes such as enterprise-wide printing, e-mail, XML, fax, web and intranet, with benefits for both users and customers.

   Bottomline Europe also offers a service called iPay Online that provides organizations the ability to outsource the secure printing of documents such as checks, pay slips and wage documents, high security bonds and drafts, and other legal documents and payment reconciliation. iPay Online delivers the efficiency benefits of electronic payments to those businesses that still have the need to write checks. Using this service, organizations can send print data to the Bottomline Europe secure print facilities that will in turn produce, stuff and mail the documents. Bottomline Europe offers the service directly to its clients and through channel partners like Hong Kong and Shanghai Bank (HSBC) and Royal Bank of Scotland.

Technology

   Our technology focus is on the industry standards for the Internet and client server platforms. NetTransact, our web-based invoice presentment and payment system, converts an organization's existing billing file through proprietary mapping tools into a file that is accessible over the Internet. This file is transferred using file transfer protocol to a secure hosting facility where the payer can access the invoice using standard web-browser technology. Once the payer has reviewed the invoice and made any adjustments, either on the total invoice or on a line-by-line basis, the payer approves the amount to be paid and selects a payment date. On the payment date, NetTransact generates a payment file that contains the bank routing information and account numbers for both the payer and biller along with the remittance information. Upon receipt of the file, the biller's bank initiates a secure debit through the Automated Clearing House that transfers the funds from the payer's designated account to the biller's designated account.

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

   Two levels of technology comprise the WebSeries product: the toolkit and packaged applications. The core WebSeries code has no application-specific logic; it is a library of generic business functions that can be deployed as part of a packaged product or customized business solution. As a part of its installation services, Bottomline will use the toolkit and the packaged applications that reside on a central server to create a solution to meet specific business requirements.

   WebSeries has three server components, each of which can be independently scaled. The web front-end servers reside within a DMZ (DMZ is an idiom that describes a network zone normally set up for web servers between a firewall blocking the Internet and a firewall protecting the internal network.) The Web Servers are an independently scalable collective that can be modified for the required number of simultaneous users. These servers can reside in separate physical locations as well, with Microsoft IIS and the Bottomline Web Application COM/DCOM (Component Object Model/ Distributed Component Object Model) processes (within the MTS (Microsoft Transaction Server) packages) residing on separate machines with another firewall between them.

   WebSeries is an OLTP (On-Line Transaction Processing) system. The WebSeries platform currently supports native MS SQL Server7 and Oracle 8i, with support for other ODBC (Open DataBase Connectivity)-compliant databases planned for future versions, as data sources for the web reporting functions and reference information. Reports can be configured to point to other databases for their content. The database servers are independently tuned to handle the required transaction traffic and volume.

   The hub servers, which support reformatting and middleware functions are configured to meet our customers' service level requirements with respect to data availability and straight-through-processing rates. For example, since all processes are fully threaded, they can either be scaled up (larger machine) or scaled out (more machines). Included with the hubs servers can be PayBase/32/ to handle the direct processing of check payments.

   The web servers run exclusively on Microsoft NT/Windows 2000, using IIS and MTS. MTS is used only as an "object broker" for the application-independent COM/DCOM modules created to support all WebSeries applications. The software provides multi-server scalability to allow unlimited concurrent user access. The Crystal Report objects provide an environment where the client reports and file download formats can be easily customized, and the Bottomline application framework allows for easy integration of new products, modules, and transaction types.

   PayBase/32/, our advanced 32-bit payment processing software, has been designed using a client/server architecture. The server platform supports open database connectivity compliant with Unix and Windows NT databases. The server platform is the warehouse for information relating to the customer's payment solution, including security tables, application form parameters and audit tables. The client workstation houses the PayBase executable programs. This design enables PayBase to be highly scaleable for both distributed and high volume centralized check printing, as well as electronic payment origination. The client workstation interacts with the database to ascertain authority, to retrieve information to create the form and to update the audit tables with transaction information and payment result information. Print output can be sent to any addressable network printer. The ESP and Check Fraud Avoidance modules are bundled with communication software that allows scripting of the data transmission. Transmission can be executed from any client workstation.

   PayBase is designed to be network independent and can be implemented in leading network architectures, including Novell, Windows NT and TCP/IP (Transmission Control Protocol / Internet Protocol). The product design creates predictable low volume network traffic in order to minimize the implementation concerns of organizations (for corporate information technology). Installation of the product is highly automated using InstallShield.

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

   The PayBase suite also includes PayBase DesignerPlus, a sophisticated proprietary data mapping and design tool. This tool is used to create sophisticated payment applications using multiple form designs and multiple payment methods, including all forms of electronic payments. It provides a proprietary mapping tool to transform any type of host data file into the format needed for efficient payment creation. The forms design function allows for easy creation of paper output formats from checks to W-2 forms and includes design wizards to further automate the process. The data mapping and design are securely linked to the desired business payment process.

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

   The BankQuest platform is made up of three main components: web servers, database servers and hub servers. The web servers are independently scalable and can be expanded for a high volume of simultaneous users. The database servers are based on industry standards such as Microsoft and Oracle servers and they are also independently scalable to service the required transaction traffic and volume. The hub servers support data reformatting and interface functions and are also scalable in order to be configured to meet the service level requirements that are committed to clients in terms of data availability and processing rates.

   For security, BankQuest provides Secure Socket Layer 3 and 128-bit encryption. To meet our customer security requirements, BankQuest also provides supplemental security infrastructures such as digital signatures and smart cards through our security partner, Ubizen. BankQuest also provides application level security through an administrative tool that allocates user access levels along with types of information available to users.

Product Development and Engineering

   Our product development and engineering organization included 145 persons as of June 30, 2001. There are three primary development groups: software engineering, quality assurance and technical support. We spent $4.0 million in fiscal year 1999, $8.6 million in fiscal year 2000 and $13.4 million in fiscal year 2001 on product development and engineering costs.

   The software engineers have substantial experience in advanced software development techniques as well as extensive knowledge of the complex processes involved in business payment and invoicing systems. Our engineers actively participate in the Microsoft Developer Network, Sun and Oracle developer programs and maintain extensive knowledge of software development trends, including the latest Internet technologies.

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

Financial Information About Geographic Areas

   Prior to the acquisition of Bottomline Europe on August 28, 2000, we did not have material operations outside the United States. Based on the point of sale, not customer location, net sales to unaffiliated customers were $50.5 million in the United States and $26.5 million in the United Kingdom, for the fiscal year ended June 30, 2001.

   At June 30, 2001, long-lived assets of $22.9 million and $56.5 million were located in the United States and the United Kingdom, respectively. At June 30, 2000, all long-lived assets were located in the United States.

Customers

   Our customer base includes over 5,500 companies in industries such as financial services, health care, technology, communications, education, media, manufacturing and government.

Sales and Marketing

  Sales

   As of June 30, 2001, we employed 88 sales executives worldwide. Among these sales executives, 55 were divided among four domestic geographical markets and 33 were focused on European markets. Twelve systems engineers and professional services consultants provide the sales executives with pre-sales technical support. In addition to our direct selling efforts, we promote our products and services through strategic relationships with our channel partners.

   In support of our NetTransact product, Bottomline has relationships with leading organizations including Citibank, UPS Capital, FleetBoston Financial, and Princeton eCom. We expect these companies to broaden our distribution channel and support our position in the market. We also promote our products and services through relationships with enterprise resource planning and accounting system vendors such as Oracle, PeopleSoft, Microsoft, Lawson and J.D. Edwards.

  Marketing

   We promote products and services through conferences, seminars, direct marketing and trade publications. Our marketing partners sponsor joint mailings and seminars and issue joint press releases with us, as well as advertising on their web sites. We also maintain membership in key industry organizations such as Financial Services Technology Consortium, Microsoft Value Chain Initiative, American Bankers Association and various operating committees of NACHA--The Electronic Payments Association. In addition, we participate in industry conferences such as the Association for Financial Professionals, NACHA--The Electronic Payments Association, Payments, American Payroll Congress and National User Conferences of Software Partners. We also promote brand awareness through our public relations program and by advertising in respected buying guides.

Competition

   We encounter competition from various sources for each of our products. For NetTransact, most companies that entered the market early offered electronic bill presentment solutions primarily focused on business-to-consumer applications, such as electronic presentment of utility bills, telephone bills and cable service bills. These include CheckFree, eDocs, Just-In-Time, Spectrum, Derivion and Metavante. If these companies expand their focus to include business-to-business applications, we may encounter increased competition.

   Over the last year, we have encountered competition for NetTransact from several companies that have entered the business-to-business electronic bill presentment and payment market. These include BCE Emergis in Canada and BillingZone, a private company that is a spin-off of PNC Bank partnered with Perot Systems.

   For PayBase and WebSeries, we primarily compete with companies, such as CheckFree and CyberStarts (formerly Westcorp.), that offer a broad suite of electronic data interchange products, a broad spectrum of electronic payments solutions, and laser check printing software and services. To a lesser extent, we compete with providers of enterprise resource planning solutions, such as SAP and PeopleSoft, and providers of traditional payment products, including check stock and check printing software and services, such as Standard Register. In addition, some financial institutions operate as outsourced providers of check printing and electronic payment services for their customers. We also experience competition from our customers and potential customers who develop, implement and maintain their own payment solutions.

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

Backlog

   At the end of fiscal year 2001, backlog, including deferred revenue, was $31 million. At the end of fiscal year 2000, backlog was also $31 million. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Proprietary Rights

   We rely upon a combination of patents, copyrights, trademarks and trade-secret laws to establish and maintain proprietary rights in our technology and products. We have filed patent applications relating to our products. However, there can be no assurance that our patent applications, or any others that may be filed in the future, will issue or will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the issued patents will not be challenged, invalidated or circumvented. In addition, we rely upon a combination of copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. Given the rapidly changing nature of the industry's technology, the creative ability of our development, engineering, programming, marketing and service personnel may be as or more important to our competitive position as the legal protections and rights afforded by patents. We also enter into agreements with our employees and clients that seek to limit and protect the distribution of proprietary information. There can be no assurance that the steps we have taken to protect our property rights, however, will be adequate to deter misappropriation of proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual proprietary rights.

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

   Federal regulations require that all federal payments, other than payments under the Internal Revenue Code of 1986, must be made electronically. These regulations require that the conversion from checks to electronic payments be made in two phases. During the first phase, recipients who became eligible to receive federal payments on or after July 26, 1996 were required to receive payments electronically unless they certified in writing that they did not have an account with a financial institution or an authorized payment agent. The second phase began on January 2, 1999. Beginning on that date, all federal payments, except payments made under the Internal Revenue Code, are required to be made electronically.

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

Executive Officers of the Registrant

   Our executive officers and their respective ages as of September 25, 2001, are as follows:

      Name       Age Positions
      ----       --- ---------
Daniel M. McGurl 65  Chairman of the Board and Chief Executive Officer
Joseph L. Mullen 48  President and Director
Robert A. Eberle 40  Executive Vice President, Chief Operating Officer, Chief Financial Officer,
                     and Director
Peter Fortune... 42  President of Bottomline Europe

   Daniel M. McGurl, one of our founders, has served as Chairman of the Board of Directors and Chief Executive Officer since May 1989. From May 1989 to September 2000, Mr. McGurl also served as President. From 1987 to 1989, Mr. McGurl served as Senior Vice President of State Street Bank and Trust Company. Prior to 1987, Mr. McGurl held a variety of positions at IBM Corporation, including Director of Marketing Planning and Director of Far East Operations.

   Joseph L. Mullen has served as a director since July 1996. Mr. Mullen has served as President since September 2000. From September 2000 to April 2001, Mr. Mullen also served as Chief Operating Officer. From July 1996 to September 2000, Mr. Mullen served as Executive Vice President of Operations, and Vice President of Sales and Marketing from July 1991 to July 1996. From 1977 to 1989, Mr. Mullen held a variety of positions at IBM Corporation, including Marketing Manager and Northeast Area Market Planning Manager.

   Robert A. Eberle has served as a director since September 2000. Since April 2001, Mr. Eberle has served as Chief Operating Officer. Mr. Eberle has also served as Executive Vice President and Chief Financial Officer since September 1998. From September 1998 to May 2001, Mr. Eberle also served as Treasurer. From December 1996 to September 1998, Mr. Eberle served as Executive Vice President of Telxon Corporation, a mobile computing and wireless data company, with primary responsibility for its Technical Subsidiaries Group. From August 1994 to December 1996, Mr. Eberle served as Executive Vice President and Chief Operating Officer of Itronix Corporation, a designer and manufacturer of notebook and hand-held computers and then a subsidiary of Telxon Corporation, with primary responsibility for the financial and operational performance for the Company. From August 1993 to August 1994, Mr. Eberle served as Vice President of Corporate Development of Telxon Corporation, with primary responsibility for acquisitions, strategic relationships and its investment portfolio.

   Peter Fortune has served as President of Bottomline Europe since August 2000. From May 1993 to August 2000, Mr. Fortune served as Executive Director of Checkpoint Security Services Limited and from March 1999 to August 2000. Mr. Fortune served as Chief Executive Officer of Checkpoint Holdings. From January 1990 to March 1999. Mr. Fortune held a variety of positions at Checkpoint, including Managing Director for Security Print and Outsourced Services, General Manager of Security Print Operations and Head of Product Management. Prior to January 1990, Mr. Fortune held various positions at Unisys Corporation, including Director of Customer Services for U.K. Printing Operations.

Employees

   As of June 30, 2001, we had a total of 517 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good.

Item 2. Properties.

   We currently lease approximately 54,000 square feet of office space at our headquarters in Portsmouth, New Hampshire under four leases that expire from 2001 to 2002. In August 2000, we entered into a lease for approximately 83,000 square feet of space for a new headquarters facility in Portsmouth, New Hampshire. This lease expires in fiscal year 2012. We are currently in discussions with the landlord to reduce the lease to approximately 62,000 square feet and delay occupancy until May 2002. We also lease domestic offices in San Francisco, California; Lakewood, Colorado; Great Neck, New York; New York, New York; and Boston, Massachusetts.

   We own approximately 16,000 square feet of office space in Reading, England and lease international office space in Reading, London, and Leeds, England; Belfast, Ireland; and Glasgow, Scotland.

Item 3. Legal Proceedings.

   On July 25, 2001, an action was filed against BancBoston Roberston Stephens, an underwriter of our initial public offering, in the United States District Court for the Southern District of New York. The complaint in the action does not name us or any of our officers or directors, and asserts claims against the underwriter similar to those described in the Cyrek action described below. As the Cyrek action also names BancBoston Robertson Stephens as a defendant, there is a possibility that this action will be consolidated with the Cyrek action.

   On August 10, 2001, a class action complaint was filed against us in the United States District Court for the Southern District of New York: Paul Cyrek
v. Bottomline Technologies, Inc.; Daniel M. McGurl; Robert A. Eberle; Fleetboston Robertson Stephens, Inc.; Deutsche Banc Alex Brown Inc.; CIBC World Markets; and J.P. Morgan Chase & Co. The complaint filed in the action asserts claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint asserts, among other things, that the description in our prospectus for our initial public offering was materially false and misleading in describing the compensation to be earned by the underwriters of our offering, and in not describing certain alleged arrangements among underwriters and initial purchasers of our common stock from the underwriters. The complaint seeks damages (or in the alternative tender of the plaintiff and the class's Bottomline common stock and rescission of their purchases of our common stock purchased in the initial public offering), costs, attorneys' fees, experts' fees and other expenses.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2001.

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

Period                                           High     Low
------                                         -------- --------
Fiscal 2000
   First quarter.............................. $56.2500 $12.6250
   Second quarter............................. $52.6875 $13.7500
   Third quarter.............................. $50.5000 $31.0000
   Fourth quarter............................. $54.8750 $23.7500
Fiscal 2001
   First quarter.............................. $38.5000 $19.4375
   Second quarter............................. $42.5000 $15.0000
   Third quarter.............................. $28.8750 $ 5.5625
   Fourth quarter............................. $10.2500 $ 2.0000
Fiscal 2002
   First quarter (through September 18, 2001). $ 7.0600 $ 3.9600

   As of September 18, 2001, there were approximately 13,778,400 holders of record of our common stock.

   The closing price for our common stock on September 18, 2001 was $4.25. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

   We have never paid dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock for at least the next fiscal year.

Sales of Unregistered Securities and Use of Proceeds

   On August 28, 2000, we entered into a Share Purchase Agreement with stockholders of Checkpoint Holdings, Ltd. We issued 1,013,333 shares of common stock and warrants for the purchase of an aggregate of 100,000 shares of our common stock at an exercise price of $50.00 per share and loan notes in the aggregate amount of approximately $19.8 million to the sellers in exchange for all of the outstanding capital stock of Checkpoint. The total purchase price, including the issuance of such securities, was approximately $60.1 million. In connection with the acquisition, an additional 336,667 shares of our common stock and loan notes in the aggregate amount of approximately $579,000 were issued to satisfy pre-existing loan note obligations of Checkpoint in the aggregate amount of $10.3 million. On April 26, 2001 we issued 732,798 shares of our common stock in prepayment of the loan notes. These securities were registered under the Securities Act under Registration Statements on Form S-3 (Registration Nos. 333-50810 and 333-62330).

   On August 28, 2000, we entered into a Stock Purchase Agreement with Flashpoint, Inc. and the sole stockholder of Flashpoint. We issued 242,199 shares of common stock to the seller in exchange for all of the outstanding capital stock of Flashpoint. The aggregate purchase price, including the issuance of such securities, was approximately $16.8 million. A portion of these securities, 11,178 shares of common stock, was registered under the Securities Act under a Registration Statement on Form S-3 (Registration No. 333-43842).

Use of Proceeds of Initial Public Offering

   On February 12, 1999 we made an initial public offering of 3,910,000 shares of common stock registered under a Registration Statement on Form S-1 (Registration No. 333-67309), which was declared effective by the Securities and Exchange Commission on February 11, 1999. Proceeds of our initial public offering were used during the period between February 12, 1999 and September 30, 2000 in the amount of $34.9 million to acquire software and related proprietary intellectual property, assets and certain liabilities from The Northern Trust Company, Integrated Cash Management Services, Inc., OLC Software, Inc., Checkpoint Holdings, Ltd. and Flashpoint, Inc. All of the net proceeds from our initial public offering have been applied.

Item 6. Selected Financial Data.

   You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." The results shown herein are not necessarily indicative of the results to be expected for any future periods. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this annual report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words "may," will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "continue" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Form 10-K report are based on information available to us up to, and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors That May Affect Future Results" and elsewhere in this Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

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

                            SELECTED FINANCIAL DATA

                                                             Fiscal Year Ended June 30,
                                                    --------------------------------------------
                                                     1997     1998     1999     2000      2001
                                                    -------  -------  ------- --------  --------
                                                        (in thousands, except per share data)
Statements of Operations Data:
Revenues:
   Software licenses............................... $ 6,392  $ 9,887  $15,885 $ 19,483  $ 23,889
   Service and maintenance.........................   6,729    9,701   12,422   19,870    33,269
   Equipment and supplies..........................   9,159    9,778   11,368   10,259    19,910
                                                    -------  -------  ------- --------  --------
       Total revenues..............................  22,280   29,366   39,675   49,612    77,068
Cost of revenues:
   Software licenses...............................     160      215      261      561     2,299
   Service and maintenance.........................   4,206    4,261    5,323    9,733    17,160
   Equipment and supplies..........................   6,564    6,855    8,371    7,730    14,506
                                                    -------  -------  ------- --------  --------
       Total cost of revenues......................  10,930   11,331   13,955   18,024    33,965
                                                    -------  -------  ------- --------  --------
Gross profit.......................................  11,350   18,035   25,720   31,588    43,103
Operating expenses:
   Sales and marketing
       Sales and marketing.........................   6,631    7,675   10,969   13,784    23,960
       Expense associated with warrants issued.....      --       --       --   11,902        --
   Product development and engineering.............
       Product development and engineering.........   2,185    3,158    3,971    8,580    13,437
       In-process research and development.........      --       --       --    3,900        --
       Stock compensation expense..................      --       --       --       --       349
   General and administrative
       General and administrative..................   4,266    4,372    4,755    8,606    13,407
       Amortization of intangible assets...........      --       --       --    2,311    30,501
                                                    -------  -------  ------- --------  --------
   Total operating expenses........................  13,082   15,205   19,695   49,083    81,654
                                                    -------  -------  ------- --------  --------
Income (loss) from operations......................  (1,732)   2,830    6,025  (17,495)  (38,551)
Other income (expense), net........................     (56)     (50)     726    1,830      (734)
                                                    -------  -------  ------- --------  --------
Income (loss) before provision
  (benefit) for income taxes.......................  (1,788)   2,780    6,751  (15,665)  (39,285)
Provision (benefit) for income taxes...............    (536)   1,177    2,700   (1,400)      714
                                                    -------  -------  ------- --------  --------
Net income (loss).................................. $(1,252) $ 1,603  $ 4,051 $(14,265) $(39,999)
                                                    =======  =======  ======= ========  ========
Earnings (loss) per share available to common
  stockholders:
   Basic........................................... $ (0.23) $  0.24  $  0.50 $  (1.33) $  (3.12)
                                                    =======  =======  ======= ========  ========
   Diluted......................................... $ (0.23) $  0.20  $  0.43 $  (1.33) $  (3.12)
                                                    =======  =======  ======= ========  ========
Shares used in computing earnings (loss) per share
  available to common stockholders:
   Basic...........................................   5,986    6,314    7,988   10,744    12,827
                                                    =======  =======  ======= ========  ========
   Diluted.........................................   5,986    7,316    9,170   10,744    12,827
                                                    =======  =======  ======= ========  ========
Other Data:
Income (loss) after tax, excluding various non-cash
  charges.......................................... $(1,252) $ 1,603  $ 4,051 $  1,469  $ (6,748)
                                                    =======  =======  ======= ========  ========

   Equipment and supplies revenues and cost of revenues for 1997 through 2000 have been reclassified for comparative purposes in accordance with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs."

   The Other Data above consists of income (loss) after tax excluding non-cash charges for expense associated with warrants issued, in-process research and development, stock compensation expense and amortization of intangible assets and goodwill associated with acquisitions. We have provided this information as we consider it relevant to allow for comparability with other companies in similar businesses who present such information. Other companies, however, may calculate such information differently than we do. The Other Data is not a measurement of financial performance under accounting principles generally accepted in the United States.

                                                    Fiscal Year Ended June 30,
                                             ----------------------------------------
                                              1997    1998    1999    2000     2001
                                             ------- ------- ------- ------- --------
                                                          (in thousands)
Balance Sheet Data:
Cash and cash equivalents................... $   827 $ 1,362 $39,699 $27,292 $ 13,247
Marketable securities.......................      --      --      --  11,222       --
Working capital.............................   2,476   3,884  43,710  40,976   13,563
Total assets................................  10,481  11,301  55,146  71,280  116,449
Short-term and long-term debt...............   1,384      75      --      --       --
Redeemable common stock, at redemption value   1,246   1,353      --      --       --
Stockholders' equity........................   2,680   4,368  45,915  57,128   92,964

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

   Our suite of Financial Resource Management (FRM) offerings enables businesses and financial institutions to manage their critical financial transactions, cash decisions and trading partner financial relationships, leveraging the Internet. Our suite of products extends and links corporate systems to maximize business value as organizations transition from paper to digital financial transactions. In 1989, we released our first product, LaserCheck for DOS, to offer companies a cost-effective means to issue checks using specialized laser printers and toners, eliminating the need for pre-printed, negotiable check stock. In 1992, we entered into an arrangement with Xerox Corporation to sell an advanced laser printer and newly developed magnetic ink character recognition toners. Over the next few years we became one of the largest re-sellers of Xerox Corporation magnetic ink character recognition products. We then adapted our LaserCheck products to run on Windows 3.X and Windows 95 operating platforms and developed new check fraud avoidance software applications. Our PayBase payments software now provides a web-interface to control, manage, and issue all payments, whether paper-based or electronic, across an enterprise.

   During fiscal year 2000, in order to expand our suite of applications, we acquired NetTransact, an electronic bill presentment and payment software product from The Northern Trust Company. NetTransact allows companies to present billing information and accept payments over a secure, interactive system for complex business-to-business transactions. We also acquired certain assets and assumed certain liabilities from Integrated Cash Management, Inc.
(ICM), whose BankQuest software offers powerful cash management tools and Internet access to advanced banking applications such as cash management, trade finance and securities processing. We also acquired all the outstanding shares of OLC Software, Inc., whose SmARtCash product improves the efficiency of accounts receivable transactions by automating the process of matching payments and remittance information to open invoices.

   During fiscal year 2001 we acquired two companies, U.K.-based Checkpoint Holdings, Ltd. (doing business as Bottomline Europe) and Flashpoint, Inc. (Flashpoint), a professional software development company. In acquiring Bottomline Europe, we have opened a new distribution channel, expanded our international reach and increased our capacity to support our global customers and channel partners. We intend to leverage this acquisition by introducing our products internationally through Bottomline Europe and enhancing our existing products with the expertise of our Bottomline Europe team. In acquiring Flashpoint, we have enhanced our research and development with core expertise in Windows-based software development, leading browser applications, and programming languages.

   Our goal is to be the leading provider of software solutions that enable businesses and financial institutions to create an automated e-business infrastructure to initiate, implement and manage the movements of cash resources. Our customer base, now at over 5,500 companies, is in industries such as financial services, health care, technology, communications, education, media, manufacturing and government. We provide our products and services to the leading organizations in a broad array of industries and currently include over half of the Fortune 100 companies and over 90 of the FTSE (Financial Times) 100 companies.

   Our revenues are primarily derived from the following three sources:

   . Software License Fees. We derive software license revenues from our suite of software applications, which are generally based on the number of software applications and user licenses purchased, including PayBase, NetTransact, BankQuest and iPoint. Fees from the sale of PayBase and iPoint software licenses are generally recognized upon delivery of the software to the customer. Certain software arrangements, primarily NetTransact and BankQuest software fees, are recognized on a percentage of completion basis due to the fact that they require significant customization and modification.

   . Service and Maintenance Fees. We derive service and maintenance revenues from (a) consulting, design, project management and training fees, which are fixed on a project-to-project basis, (b) customer support and maintenance fees and (c) customer-specific customization of our BankQuest and NetTransact products. Revenues relating to custom consulting, design and service fees are recognized at the time services are rendered. Customer support fees are established as a percentage, typically 18%, of the list price for the software license, and are prepaid annually. Support and maintenance agreements generally have a term of 12 months and are renewable annually. We recognize revenues related to customer support and maintenance fees ratably over the life of the agreement. Certain service contracts are recognized on a percentage of completion basis due to extensive customization and lengthy implementation.

   . Equipment and Supplies Sales. We derive equipment and supplies revenues from the sales of printers, check paper and magnetic ink character recognition toners that are recognized at the time of delivery. With the adoption of EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs" on April 1, 2001, all shipping and handling amounts billed to a customer are classified as equipment and supplies revenues. Financial statements for prior periods presented have been reclassified to comply with the classification guidelines of EITF 00-10.

   We expect to continue making significant investments in product development and engineering in order to enhance our current products, develop new products and further advance our Internet and payment technologies. Future investments in product development and engineering will generally be related to the hiring of additional software engineering personnel.

   We record software development costs in accordance with Financial Accounting Standards Board Statement No. 86, which begins upon the establishment of technological feasibility. In the development of our new products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. We have not had any software development costs that were capitalized during the last fiscal year and do not currently have any software development costs that are being capitalized, since all costs were incurred prior to attaining technological feasibility.

Recent Accounting Pronouncements

  Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, among other things, eliminate the pooling of interests method of accounting for future acquisitions and require that goodwill no longer be amortized, but instead be subject to impairment testing on at least an annual basis. SFAS No.141 was effective for all business combinations completed after June 30, 2001.

   SFAS No. 142 must be adopted for fiscal years beginning after December 15, 2001 (fiscal 2003 for us). Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimable residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Goodwill and intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized until adoption of SFAS No. 142.

   Upon adoption of SFAS No. 142, we will cease our annual amortization of goodwill. Our current annual amortization of goodwill is approximately $24 million. We currently plan to adopt SFAS No. 142 effective July 1, 2002 (fiscal year 2003).

Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on the results of operations or stockholders' equity for any year presented.

Recent Developments

   On September 17, 2001 our Board of Directors authorized the repurchase of up to $3 million of our common stock from time to time on the open market or in privately negotiated transactions.

Results of Operations

   The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                             Fiscal Year Ended
                                                                  June 30,
                                                           --------------------
                                                           1999   2000    2001
                                                           -----  -----   -----
Revenues:
   Software licenses......................................  40.0%  39.3%   31.0%
   Service and maintenance................................  31.3   40.0    43.2
   Equipment and supplies.................................  28.7   20.7    25.8
                                                           -----  -----   -----
       Total revenues..................................... 100.0  100.0   100.0
Cost of revenues:
   Software licenses......................................   0.7    1.1     3.0
   Service and maintenance................................  13.4   19.6    22.3
   Equipment and supplies.................................  21.1   15.6    18.8
                                                           -----  -----   -----
       Total cost of revenues.............................  35.2   36.3    44.1
                                                           -----  -----   -----
Gross profit..............................................  64.8   63.7    55.9
Operating expenses:
   Sales and marketing
       Sales and marketing................................  27.6   27.8    31.1
       Expense associated with warrants issued............    --   24.0      --
   Product development and engineering
       Product development and engineering................  10.0   17.3    17.4
       In-process research and development................    --    7.9      --
       Stock compensation expense.........................    --     --     0.5
   General and administrative
       General and administrative.........................  12.0   17.3    17.4
       Amortization of intangible assets..................    --    4.7    39.6
                                                           -----  -----   -----
   Total operating expenses...............................  49.6   99.0   106.0
                                                           -----  -----   -----
Income (loss) from operations.............................  15.2  (35.3)  (50.1)
Other income (expense), net...............................   1.8    3.7    (0.9)
                                                           -----  -----   -----
Income (loss) before provision (benefit) for income taxes.  17.0  (31.6)  (51.0)
Provision (benefit) for income taxes......................   N/A    N/A     N/A
                                                           -----  -----   -----
Net income (loss).........................................  10.2% (28.8)% (51.9)%
                                                           =====  =====   =====

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

  Revenues

   Total revenues increased by $27.5 million to $77.1 million in the fiscal year ended June 30, 2001 from $49.6 million in the fiscal year ended June 30, 2000, an increase of 55%.

   Software Licenses. Software license fees increased by $4.4 million to $23.9 million in the fiscal year ended June 30, 2001 from $19.5 million in the fiscal year ended June 30, 2000, an increase of 23%. Software license fees represented 31% of total revenues in the fiscal year ended June 30, 2001 compared to 39% of total revenues in the fiscal year ended June 30, 2000. The increase in software license fees was due primarily to the revenue contribution from Bottomline Europe. The decrease in percentage of total revenue was due primarily to the economic slowdown experienced in the U.S. marketplace, which forced many potential customers to cutback or delay information technology and capital spending. In addition, Bottomline Europe's strong revenue contribution in service and maintenance, and equipment and supplies revenues further reduced software as a percentage of total revenues. Based on current product plans, we anticipate that software license fees will increase during the next fiscal year, reflecting a full year of software license fee contribution from Bottomline Europe and internal growth.

   Service and Maintenance. Service and maintenance fees increased by $13.4 million to $33.3 million in the fiscal year ended June 30, 2001 from $19.9 million in the fiscal year ended June 30, 2000, an increase of 67%. Service and maintenance fees represented 43% of total revenues in the fiscal year ended June 30, 2001 compared to 40% of total revenues in the fiscal year ended June 30, 2000. The increase in service and maintenance fees was due to the revenue contribution from Bottomline Europe as well as strong recurring maintenance revenues from the Company's existing installed customer base. Based on current product plans, we anticipate that service and maintenance fees will increase during the next fiscal year, reflecting a full year of service and maintenance fee contribution from Bottomline Europe and internal growth.

   Equipment and Supplies. Equipment and supplies sales increased by $9.6 million to $19.9 million in the fiscal year ended June 30, 2001 from $10.3 million in the fiscal year ended June 30, 2000, an increase of 93%. Equipment and supplies sales represented 26% of total revenues in the fiscal year ended June 30, 2001 compared to 21% of total revenues in the fiscal year ended June 30, 2000. The increase in equipment and supplies sales was primarily due to the strong revenue contribution from Bottomline Europe. Based on current product plans, we anticipate that equipment and supplies revenues will not change significantly during the next fiscal year.

  Cost of Revenues

   Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation, costs of licensing third-party software incorporated into our products, and royalties to Northern Trust on revenues from our NetTransact product. Software license costs increased by $1.7 million to $2.3 million in the fiscal year ended June 30, 2001 from $561,000 in the fiscal year ended June 30, 2000, an increase of 310%. Software license costs increased to 10% of software license fees in the fiscal year ended June 30, 2001 compared to 3% in the fiscal year ended June 30, 2000. The increase in software license costs as a percentage of software license revenues was due primarily to a write down of third-party software acquired for resale and held in inventory. We anticipate that software license costs as a percent of software license revenues will decrease during the next fiscal year as we do not anticipate any further write downs of third-party software held in inventory.

   Service and Maintenance. Service and maintenance costs include salary expense and other related costs for our customer service, maintenance and telephone support staffs, as well as third-party contractor expenses. Service and maintenance costs increased by $7.4 million to $17.1 million in the fiscal year ended June 30, 2001 from $9.7 million in the fiscal year ended June 30, 2000, an increase of 76%. Service and maintenance costs were 52% of service and maintenance revenues in the fiscal year ended June 30, 2001 compared to 49% of service and maintenance revenues in the fiscal year ended June 30, 2000. The increase in service and maintenance costs was due primarily to the increased costs with lower margin contribution by Bottomline Europe. We anticipate service and maintenance costs as a percentage of service and maintenance revenues will remain at current year levels during the next fiscal year.

   Equipment and Supplies. Equipment and supplies costs increased by $6.8 million to $14.5 million in the fiscal year ended June 30, 2001 from $7.7 million in the fiscal year ended June 30, 2000, an increase of 88%. Equipment and supplies costs were 73% of equipment and supplies sales in the fiscal year ended June 30, 2001 compared to 75% of equipment and supplies sales in the fiscal year ended June 30, 2000. The increase in equipment and supplies costs was attributable to the corresponding increase in equipment and supplies revenues, primarily attributable to the contribution of Bottomline Europe. We anticipate that equipment and supplies costs as a percent of equipment and supplies revenues will remain at current year levels during the next fiscal year.

  Operating Expenses

  Sales and Marketing:

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $10.2 million to $24.0 million in the fiscal year ended June 30, 2001 from $13.8 million in the fiscal year ended June 30, 2000, an increase of 74%. Excluding the warrants issued to two companies as discussed below sales and marketing expenses were 31% of total revenues in the fiscal year ended June 30, 2001 compared to 28% in the fiscal year ended June 30, 2000. The dollar increase was due primarily to staffing and personnel related costs necessary to support our expanding operations resulting from our Bottomline Europe and Flashpoint acquisitions. We anticipate that sales and marketing expenses will decrease as a percentage of revenues during the next fiscal year.

   Expense Associated with Warrants Issued. Expense associated with warrants issued to two companies in the fiscal year ended June 30, 2000 of $11.9 million represents non-cash charges related to the issuance of the warrants which vested immediately. We valued the warrants using the Black-Scholes method, assuming an expected life of three years and a volatility of 91%. There was no comparable transaction for the year ended June 30, 2001.

   Product Development and Engineering:

   Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by $4.8 million to $13.4 million in the fiscal year ended June 30, 2001 from $8.6 million in the fiscal year ended June 30, 2000, an increase of 56%. Before the in-process research and development charge and the stock compensation expense described below, product development and engineering expenses were a consistent 17% of total revenues in the fiscal years ended June 30, 2001 and June 30, 2000. The dollar increase was due primarily to the acquisitions of Flashpoint and Bottomline Europe. We anticipate that product development and engineering expenses will remain at current year levels as a percentage of revenues during the next fiscal year.

   In-process Research and Development. In-process research and development of $3.9 million in the fiscal year ended June 30, 2000 represents non-cash charges related to the NetTransact and ICM acquisitions for in-process research and development. The in-process research and development projects were valued using an income approach, which included the application of a discounted future earnings methodology. Using this methodology, the value of the in-process technology is comprised of the total present value of the future earnings stream attributable to the technology throughout its anticipated life. No alternative future uses were identified prior to reaching technological feasibility. There was no comparable amount for the fiscal year ended June 30, 2001 since there was no material in-process research and development related to the acquisitions completed in the most recent fiscal year.

   Stock Compensation Expense. In connection with our acquisition of Flashpoint, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for options for our common stock, and recorded deferred compensation of $1.3 million relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options and resulted in $349,000 of stock compensation expense for the fiscal year ended June 30, 2001. There was no comparable amount for the fiscal year ended June 30, 2000. We expect stock compensation expense to increase slightly due to a full year of expense during the next fiscal year.

   General and Administrative:

   General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and certain facilities-related expenses. General and administrative expenses increased by $4.8 million to $13.4 million in the fiscal year ended

June 30, 2001 from $8.6 million in the fiscal year ended June 30, 2000, an increase of 56%. Before the amortization of intangible assets described below, general and administrative expenses were a consistent 17% of total revenues in the fiscal years ended June 30, 2001 and June 30, 2000. The dollar increase was due primarily to staffing and personnel related costs necessary to support our expanding operations, and facility and information system requirements resulting from our Bottomline Europe and Flashpoint acquisitions. We anticipate that general and administrative expenses will remain at current year levels as a percentage of revenues during the next fiscal year.

   Amortization of Intangible Assets. Amortization of intangible assets increased by $28.2 million to $30.5 million in the fiscal year ended June 30, 2001 from $2.3 million in the fiscal year ended June 30, 2000. The increase in current year amortization is due to the current year increase in intangible asset base as a result of the acquisitions of Bottomline Europe and Flashpoint. The carrying value of intangible assets is periodically reviewed by us based on the expected future undiscounted operating cash flows of the related asset. When and if an impairment occurs, we will adjust the carrying value of the intangible assets. Net intangible assets and goodwill of $71.8 million at June 30, 2001 were 62% of total assets and 77% of stockholders' equity. Net intangible assets and goodwill of $8.4 million at June 30, 2000 were 12% of total assets and 15% of stockholders' equity. We anticipate that amortization of intangible assets will increase during the next fiscal year due to a full year of amortization on fiscal year 2001 acquisitions.

  Other Income (Expense), Net. Other income (expense), net consists of interest income and expense, and other gains and losses. Other income (expense), net was $734,000 of expense in the fiscal year ended June 30, 2001 compared to $1.8 million of other income in the fiscal year ended June 30, 2000. This change was due primarily to interest expense on promissory notes issued in connection with our acquisition of Bottomline Europe in August 2000. The decrease in interest income was due to a reduced cash balance in the current period as a result of cash used in our acquisitions. We expect to generate other income, net during the next fiscal year resulting from interest earned on our cash and investment portfolio.

  Provision (Benefit) for Income Taxes. Provision for income taxes was $714,000 for the fiscal year ended June 30, 2001, which represents a change of $2.1 million from a $1.4 million benefit in the fiscal year ended June 30, 2000. The effective tax rate in the fiscal year ended June 30, 2001 was 2% compared to 9% benefit in the fiscal year ended June 30, 2000. The effective tax rate of 2% in the fiscal year June 30, 2001 differed from the federal statutory rate due principally to the recording of a full valuation allowance for the deferred tax assets, primarily goodwill amortization and net operating loss carryforward. The effective tax benefit of 9% in the fiscal year ended June 30, 2000 differed from the federal statutory rate due principally to the effect of expenses related to the issuance of warrants during fiscal year 2000 that are not deductible for tax purposes and acquisition related amounts which are not deductible for tax purposes. As of June 30, 2001 and 2000 we had net deferred tax assets of $0 and $2.8 million respectively. The realizability of the net deferred tax assets at June 30, 2000 was deemed more likely than not, as the net deferred tax assets could be carried back to taxes paid in prior years. The valuation allowance increased by $12,441,000 million from June 30, 2000. This increase was required to reduce the net deferred tax assets to zero, the amount that is now considered more likely than not to be realized.

  Net Loss. Net loss increased by $25.7 million to a $40.0 million loss in the fiscal year ended June 30, 2001 from a $14.3 million loss in the fiscal year ended June 30, 2000. The increase in net loss was due primarily to acquisition related charges and the increased operating costs associated with our acquisitions.

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

  Revenues

   Total revenues increased by $9.9 million to $49.6 million in the fiscal year ended June 30, 2000 from $39.7 million in the fiscal year ended June 30, 1999, an increase of 25%.

   Software Licenses. Software license fees increased by $3.6 million to $19.5 million in the fiscal year ended June 30, 2000 from $15.9 million in the fiscal year ended June 30, 1999, an increase of 23%. Software license fees represented 39% of total revenues in the fiscal year ended June 30, 2000 compared to 40% of total revenues in the fiscal years ended June 30, 1999. The increase in software license fees was due primarily to growing market acceptance of our NetTransact software product, which was introduced in fiscal 2000.

   Service and Maintenance. Service and maintenance fees increased by $7.5 million to $19.9 million in the fiscal year ended June 30, 2000 from $12.4 million in the fiscal year ended June 30, 1999, an increase of 60%. Service and maintenance fees represented 40% of total revenues in the fiscal year ended June 30, 2000 compared to 31% of total revenues in the fiscal year ended June 30, 1999. The increase was due primarily to an increase in the number of sales of software licenses, which resulted in increased orders for services and sales of software maintenance and technical support. In addition, there were several large contracts during the fiscal year ended June 30, 2000 accounted for on a percentage of completion basis due to the required customization and modifications.

   Equipment and Supplies. Equipment and supplies sales decreased by $1.1 million to $10.3 million in the fiscal year ended June 30, 2000 from $11.4 million in the fiscal year ended June 30, 1999, a decrease of 10%. Equipment and supplies sales represented 21% of total revenues in the fiscal year ended June 30, 2000 compared to 29% of total revenues in the fiscal year ended June 30, 1999. The decrease in equipment and supplies sales was due primarily to our de-emphasis of this lower margin source of revenues.

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

   Equipment and Supplies. Equipment and supplies costs decreased by approximately $700,000 to $7.7 million in the fiscal year ended June 30, 2000 from $8.4 million in the fiscal year ended June 30, 1999, a decrease of 8%. Equipment and supplies costs were 75% of equipment and supplies sales in the fiscal year ended June 30, 2000, which is consistent with costs totaling 74% of equipment and supplies sales in the fiscal year ended June 30, 1999.

Operating Expenses

   Sales and Marketing:

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $2.8 million to $13.8 million in the fiscal year ended June 30,

2000 from $11.0 million in the fiscal year ended June 30, 1999, an increase of 26%. Sales and marketing expenses, excluding the warrant discussed below, were a consistent 28% of total revenues in the fiscal years ended June 30, 2000 and 1999. The dollar increase was due primarily to increases in staffing and personnel related costs.

   Expense Associated with Warrants Issued. Expense associated with warrants issued of $11.9 million represent non-cash charges related to the issuance of warrants, that vested immediately, to two companies. We valued the warrants issued using the Black-Scholes method assuming an expected life of three years and a volatility of 91%. There was no comparable amount for the year ended June 30, 1999 since no such warrants were issued in 1999.

   Product Development and Engineering:

   Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by $4.6 million to $8.6 million in the fiscal year ended June 30, 2000 from $4.0 million in the fiscal year ended June 30, 1999, an increase of 116%. Product development and engineering expenses before the in-process research and development charge described below were 17% of total revenues in the fiscal year ended June 30, 2000 compared to 10% of total revenues in the fiscal year ended June 30, 1999. The dollar increase was due primarily to increases in staffing and personnel related costs to support our expanding suite of software products.

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

   General and Administrative:

   General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and certain facilities-related expenses. General and administrative expenses increased by $3.8 million to $8.6 million in the fiscal year ended June 30, 2000 from $4.8 million in the fiscal year ended June 30, 1999, an increase of 81%. General and administrative expenses were 17% of total revenues in the fiscal year ended June 30, 2000 compared to 12% of total revenues in the fiscal year ended June 30, 1999. The dollar increase was due primarily to staffing and personnel related costs, additional facility and information system requirements resulting from acquisitions and growth, and other expenses necessary to support our expanding operations.

   Amortization of Intangible Assets. Amortization of intangible assets was $2.3 million for the year ended June 30, 2000. There was no comparable amount for the year ended June 30, 1999 since all the acquisitions occurred in fiscal 2000. Net intangible assets and goodwill of $8.4 million at June 30, 2000 were 12% of total assets and 15% of stockholders' equity. The carrying value of intangible assets is periodically reviewed by us based on the expected future undiscounted operating cash flows of the related asset. If an impairment is indicated, we will adjust the carrying value of the intangible assets. No event has occurred that would impair the value of long-lived assets recorded in the accompanying consolidated financial statements.

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

  Net Income (Loss). Net income decreased by $18.4 million to a $14.3 million loss in the fiscal year ended June 30, 2000 from $4.1 million of income in the fiscal year ended June 30, 1999. The decrease in net income was due primarily to the expense associated with warrants issued, acquisition related charges and the increased operating costs associated with our growth.

Liquidity and Capital Resources

   We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We had net working capital of $13.6 million at June 30, 2001, including cash and cash equivalents totaling $13.2 million.

   Net cash used in operating activities was $1.5 million in the fiscal year ended June 30, 2001. Net cash provided by operating activities was $3.4 million in the fiscal year ended June 30, 2000 and $3.7 million in the fiscal year ended June 30, 1999. Net cash used in operating activities for the fiscal year ended June 30, 2001 was primarily due to the net loss and decreases in accounts payable, accrued expenses, and income taxes payable partially offset by decreases in accounts receivable, inventory, prepaid expenses, and increases in deferred revenues. Net cash provided by operating activities for the fiscal years ended June 30, 2000 and 1999 was primarily the result of net income, after one time acquisition charges, and increases in deferred revenues, accounts payable and accrued expenses, partially offset by increases in accounts receivable and prepaid expenses.

   Net cash used in investing activities was $3.7 million, $29.4 million and $1.4 million in the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Cash was used in the fiscal year ended June 30, 2001 for the acquisition of businesses and assets, to acquire property and equipment, and investments in affiliates, partially offset by the net proceeds from the sale of marketable securities.

   Net cash used in financing activities was $8.8 million in the fiscal year ended June 30, 2001. Net cash provided by financing activities was $13.6 million in the fiscal year ended June 30, 2000 and $36.1 million in the fiscal year ended June 30, 1999. In the fiscal year ended June 30, 2001, the Company paid $10.3 million of liabilities assumed as part of the acquisition of Bottomline Europe. Net cash provided by financing activities in the fiscal year ended June 30, 2000 included issuance of common stock to a company and proceeds from the exercise of stock options. The net cash provided by financing activities in the fiscal year ended June 30, 1999 was primarily the result of our initial public offering of common stock in February 1999.

   As of June 30, 2001 and 2000 we had net deferred tax assets of $0 and $2.8 million, respectively. The realizability of the net deferred tax assets at June 30, 2000 was deemed more likely than not as the net deferred tax assets could be carried back to taxes paid in prior years. The valuation allowance increased by $12.4 million in the fiscal year ended June 30, 2001 to reduce the net deferred tax assets to zero since no such carryback is available.

   We believe that the cash generated from operations and cash and cash equivalents and marketable securities on hand will be sufficient to meet our working capital requirements for at least the next twelve months. We also may receive additional investments from, and make investments in, customers or other companies.

                CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

   Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before making an investment decision involving our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock.

The market price of our common stock has experienced, and may continue to be subject to, extreme price and volume fluctuations

   Stock markets, in general, and The Nasdaq Stock Market in particular, have experienced extreme price and volume fluctuations. Broad market fluctuations of this type may adversely affect the market price of our common stock. The market price of our common stock has experienced, and may continue to be subject to, extreme fluctuations due to a variety of factors, including:

   . public announcements concerning us, including announcements of litigation, our competitors or our industry;

   .   fluctuations in operating results;

   .   introductions of new products or services by us or our competitors;

   .   adverse developments in patent or other proprietary rights;

   .   changes in analysts' earnings estimates;

   .   announcements of technological innovations by our competitors; and

   .   general and industry-specific business, economic and market conditions.

The slowdown in the economy has affected the market for information technology solutions, including our products and services, and our future financial results will depend, in part, upon whether this slowdown continues

   As a result of recent unfavorable economic conditions and reduced capital spending, demand for our products and services has been adversely affected. In connection with the slowdown, we previously announced that we instituted several cost reduction initiatives in order to improve our profitability, including the reduction of U.S. headcount by approximately 10%, the elimination of two group executive positions and the consolidation of two satellite offices. If current economic conditions continue or worsen, we may experience a material adverse impact on our business, operating results, and financial condition.

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

   . economic conditions which may affect out customers' and potential customers' budgets for technological expenditures;

   . the timing and market acceptance of new products or product enhancements by either us or our competitors;

   . the timing of product implementations, which are highly dependent on customers' resources and discretion;

   . the incurrence of costs relating to the integration of software products and operations in connection with acquisitions of technologies or businesses; and

   . delivery interruptions relating to equipment and supplies purchased from third-party vendors, which could delay system sales.

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

Our future financial results will depend upon continued market acceptance of our NetTransact, BankQuest and iPoint product offerings

   If the NetTransact, BankQuest and iPoint products that we offer as the result of our acquisitions do not continue to achieve market acceptance, our future financial results will be adversely affected. We acquired the NetTransact bill presentment software from The Northern Trust Company, a financial institution, in July 1999. The NetTransact product was generally available in February 2000. We acquired the web-based BankQuest cash management software in our acquisition of Integrated Cash Management Services, Inc. in October 1999. BankQuest was generally available in April 2000. Bottomline Europe, which we acquired in August 2000, offers the iPoint solution, became generally available in April 2000. If any of these products has any unanticipated performance problems or bugs, or does not enjoy wide commercial success, our long-term business strategy would be adversely affected.

Integration of acquisitions or strategic investments could disrupt our business and our financial condition could be harmed

   We have made acquisitions of companies, including our acquisitions in fiscal 2001 of Bottomline Europe and Flashpoint, and we may acquire or make investments in other businesses, products or technologies in the future. Any future acquisitions or strategic investments, if any, may entail numerous risks that include the following:

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

We face risks associated with our international operations that could harm our financial condition and results of operations

   Our future growth rates and success are in part dependent on continued growth and success in international markets. As is the case with most international operations, the success and profitability of our international operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

We could become subject to litigation related to a future headquarters facility, which could impact our business

   In recent weeks, we have been in discussions with the developer of a future headquarters facility regarding the arrangements for our proposed occupancy. We sought modifications to the lease, including a reduction in the amount of space we would initially occupy, and the developer sought security for our obligations under the lease. To date, we have not reached an agreement with the developer modifying the terms of our occupancy nor have we provided any additional security or assurances. There can, however, be no certainty that the developer will not elect to initiate litigation against us alleging defaults under our lease or otherwise seeking financial assurances from us. We believe we would have meritorious defenses to any claims made by the developer. Any such litigation could, however, have a material adverse effect on our business, operating results and financial condition.

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

We may incur significant costs from class action litigation due to the expected volatility of our common stock

   In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In August 2001, we were named in a securities class action litigation. We could incur substantial costs and experience a diversion of our management's attention and resources in connection with such litigation and it could have a material adverse effect on our business, financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   Our exposure to financial risk, including changes in interest rates, relates primarily to cash and cash equivalents and marketable securities. These investments bear interest at a variable interest rate, which is subject to market changes. We have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate increases. We have not had any derivative instruments in the past and do not presently plan to in the future.

   For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our cash and cash equivalents and marketable securities. To perform the sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at June 30, 2001. We compared the market values resulting from these computations with the market values of these financial instruments at June 30, 2001. The differences in the comparison are the hypothetical gains or losses associated with each type of risk.

   Our investment portfolio consists of demand deposit accounts, a money market mutual fund and investment accounts. Due to the short-term average maturity of the investment portfolio, a sudden sharp change in interest rates would not have a material adverse effect on the value of the portfolio. Based on our investment portfolio and interest rates, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $400,000, $385,000 and $132,000 for the fiscal years ended 1999, 2000 and 2001, respectively, in our results from operations and cash flows.

   A portion of our operations is located in the United Kingdom, where the local currency is British Pound Sterling (the Pound). Although the Pound has not historically experienced significant fluctuations over short periods of time, our financial results could be significantly affected by changes in foreign currency exchange rates. A 100 basis point increase or decrease in the exchange rate between the Pound and the dollar would result in an increase or decrease to revenue and net income, for the fiscal year ended June 30, 2001, of approximately $265,000 and $215,000, respectively.

Item 8. Financial Statements and Supplementary Data.

   Index to Financial Statements, Financial Statements and Supplementary Data appear on pages 45 to 69 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants in Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended June 30, 2001. The information required by this item is incorporated herein by reference to the information contained under the caption "Proposal I--Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

Item 11. Executive Compensation.

   The information required by this item is incorporated herein by reference to the information contained under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Stock Performance Graph," "Employment and Other Agreements" and "Report of the Compensation Committee on Executive Compensation" of the Proxy Statement.

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

                                    PART IV

Item 14. Exhibits, Financial Statements and Schedule, and Reports on Form 8-K

  (a) Financial Statements, Financial Statement Schedule and Exhibits

                                                                                                Page
                                                                                             ----

(1)Financial Statements--see "Index to Financial Statements"................................  45

(2)Financial Statement Schedule for the Years Ended June 30, 1999, 2000 and 2001: Schedule
   II
   --Valuation and Qualifying Accounts...................................................    40

     Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes

(3)Exhibits:
     Exhibits submitted with the Annual Report on Form 10-K as filed with the
     Securities and Exchange Commission and those incorporated by reference to
     other filings are listed on the Exhibit Index.....................................      41

(b)Reports on Form 8-K

  (b) Reports on Form 8-K

   None.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS
                   Years Ended June 30, 1999, 2000 and 2001

                                       Additions
                         --------------------------------------
              Balance at (Charged to                                          Balance at
              Beginning   Costs and                                             End of
 Year Ended    of Year    Expenses)  Acquisitions(1) Recoveries Deductions(2)    Year
 ----------   ---------- ----------- --------------- ---------- ------------- ----------
                                            (in thousands)
June 30, 1999   $  970       302            --          176          125        $1,323
June 30, 2000   $1,323       413            --           15          654        $1,097
June 30, 2001   $1,097       728           485           12          592        $1,730

--------
(1)Acquisitions represent the allowance for doubtful accounts balances assumed by Bottomline in connection with the purchases of Flashpoint and Bottomline Europe.
(2)Deductions are principally write-offs.

                                 EXHIBIT INDEX

Exhibit No.                                          Description
-----------                                          -----------

   3.1(1)   Amended and Restated Certificate of Incorporation of the Registrant

   3.2(1)   Amended and Restated By-Laws of the Registrant

   4.1(1)   Specimen Certificate for Shares of Common Stock

  10.1(1)   1989 Stock Option Plan, as amended, including form of stock option agreement for incentive and non-statutory stock options.

  10.2(1)   Amended and Restated 1997 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options.

  10.3(1)   1998 Director Stock Option Plan, including form of non-statutory stock option agreement.

  10.4(1)   1998 Employee Stock Purchase Plan.

  10.5(1)   First Amendment and Restatement of Stock Rights and Voting Agreement, as amended.

  10.6(1)   Second Stock Rights Agreement, as amended.

  10.7(1)   Lease dated November 28, 1994, between the Registrant and Wenberry Associates LLC

  10.8(1)   Employment Agreement, dated as of December 3, 1998 between the Registrant and Mr. McGurl.

  10.9(1)   Employment Agreement, dated as of December 3, 1998 between the Registrant and Mr. Mullen

 10.10(1)   Employment Agreement, dated as of September 30, 1998 between the Registrant and Mr. Eberle.

 10.11(1)   Revolving Credit Agreement between the Registrant and Shawmut Bank N.A., dated January 13,
            1995.

 10.12(1)   Secured Revolving Time Note between the Registrant and Shawmut Bank N.A., dated January 13,
            1995.

 10.13(1)   First Amendment of the Loan Agreement between the Registrant and Fleet National Bank of
            Massachusetts, dated December 29, 1995.

 10.14(1)   Secured Revolving Time Note between the Registrant and Fleet National Bank of Massachusetts,
            dated December 29, 1995.

 10.15(1)   Second Amendment of the Loan Agreement between the Registrant and Fleet National Bank, dated
            December 20, 1996.

 10.16(1)   Secured Revolving Time Note between the Registrant and Fleet National Bank, dated December 20,
            1996.

 10.17(1)   Third Amendment of the Loan Agreement between the Registrant and Fleet National Bank, dated
            December 29, 1997.

 10.18(1)   Secured Revolving Time Note between the Registrant and Fleet National Bank, dated December 29,
            1997.

 10.19(1)   Fourth Amendment of the Loan Agreement between the Registrant and Fleet National Bank, dated
            December 29, 1998.

 10.20(1)   Secured Revolving Time Note between the Registrant and Fleet National Bank, dated December 29,
            1998.

 10.21(1)   Line of Credit Agreement for the Acquisition of Equipment between the Registrant and Shawmut
            Bank N.A., dated January 13, 1995.

 10.22(1)   Secured Term Note between the Registrant and Shawmut Bank N.A., dated June 28, 1995.

 10.23(1)   Security Agreement between the Registrant and Shawmut Bank N.A. dated January 13, 1995.

Exhibit No.                                           Description
-----------                                           -----------

 10.24(2)   Asset Purchase Agreement between the Registrant and The Northern Trust Company, dated June 30,
            1999.

 10.25(3)   Asset Purchase Agreement between the Registrant and Integrated Cash Management Services, Inc.,
            dated October 25, 1999.

 10.26(4)   Stock Purchase Agreement by and among the Registrant and Nevada Bond Investment Corp. II, dated June 9, 2000.

 10.27(4)   Investor Rights Agreement by and among the Registrant and Nevada Bond Investment Corp. II, dated June 9, 2000.

 10.28(5)   Share Purchase Agreement between the Persons named in column (A) of Schedule 1 thereto and the
            Registrant dated August 28, 2000.

 10.29(5)   Form of Loan Note issued to the Persons named in column (A) of Schedule 1 of Share Purchase
            Agreement between the Persons named in column (A) of Schedule 1 thereto and the Registrant dated
            August 28, 2000.

 10.30(5)   Stock Purchase Agreement by and among the Registrant, Flashpoint, Inc. and Eric Levine dated
            August 28, 2000.

 10.31(6)   Common Stock Purchase Warrant for 324,000 shares of common stock, $.001 par value of the
            Registrant, issued to Citibank, N.A. on April 4, 2000.

 10.32(6)   Common Stock Purchase Warrant for 307,882 shares of common stock, $.001 par value of the
            Registrant, issued to Nevada Bond Investment Corp. II on June 9, 2000.

 10.33(6)   Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp.

 10.34(6)   Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.

 10.35(6)   Lease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.

 10.36(7)   2000 Stock Incentive Plan.

 10.37(7)   2000 Employee Stock Purchase Plan.

 10.38(8)   Form of Indemnification Letter dated as of September 21, 2000.

 10.39(9)   Form of Letter Agreement, dated April 26, 2001, to former stockholders of Checkpoint Holdings,
            Ltd. retiring promissory notes issued by Bottomline on August 28, 2000.

    10.40   Letter Agreement dated as of June 1, 2001 between the Registrant and Mr. McGurl Amending the
            Employment Agreement of Mr. McGurl dated as of December 3, 1998 (filed herewith).

    10.41   Letter Agreement dated as of June 1, 2001 between the Registrant and Mr. Mullen Amending the
            Employment Agreement of Mr. Mullen dated as of December 3, 1998 (filed herewith).

    10.42   Letter Agreement dated as of June 1, 2001 between the Registrant and Mr. Eberle Amending the
            Employment Agreement of Mr. Eberle dated as of September 30, 1998 (filed herewith).

     21.1   List of Subsidiaries (filed herewith).

     23.1   Consent of Ernst & Young LLP (filed herewith).

--------
(1)Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-67309).
(2)Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999 (File No. 000-25259).

(3)Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 25, 1999 (File No. 000-25259).
(4)Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-43842).
(5)Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 12, 2000 (File No. 000-25259).
(6)Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000 (File No. 000-25259).
(7)Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-25259) filed on October 18, 2000.
(8)Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2000.
(9)Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended March 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BOTTOMLINE TECHNOLOGIES (DE) INC.

                        By:                 /S/ ROBERT A. EBERLE
                            ----------------------------------------------------
                                              Robert A. Eberle
                                         Executive Vice President,
                            Chief Operating Officer, and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                          Date: September 25, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                     Title                      Date
         ---------                     -----                      ----

   /S/ DANIEL M. MCGURL   Chairman of the Board and Chief  September 25, 2001
  -----------------------   Executive Officer (Principal
     Daniel M. McGurl       Executive Officer)

   /S/ JOSEPH L. MULLEN   President and Director           September 25, 2001
  -----------------------
     Joseph L. Mullen

   /S/ ROBERT A. EBERLE   Executive Vice President, Chief  September 25, 2001
  -----------------------   Operating Officer, Chief
     Robert A. Eberle       Financial Officer and Director
                            (Principal Financial and
                            Accounting Officer)

    /S/ JAMES L. LOOMIS   Director                         September 25, 2001
  -----------------------
      James L. Loomis

  /S/ JOSEPH L. BARRY JR. Director                         September 25, 2001
  -----------------------
    Joseph L. Barry Jr.

     /S/ DIANNE GREGG     Director                         September 25, 2001
  -----------------------
       Dianne Gregg

   /S/ JAMES W. ZILINSKI  Director                         September 25, 2001
  -----------------------
     James W. Zilinski

                      BOTTOMLINE TECHNOLOGIES (de), INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
Report of Independent Auditors............................................................  46
Consolidated Balance Sheets as of June 30, 2000 and 2001..................................  47
Consolidated Statements of Operations for the years ended June 30, 1999, 2000 and 2001....  48
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years ended
  June 30, 1999, 2000 and 2001............................................................  49
Consolidated Statements of Cash Flows for the years ended June 30, 1999, 2000 and 2001....  50
Notes to Consolidated Financial Statements................................................  51

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Bottomline Technologies (de), Inc.

   We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the consolidated financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /S/ ERNST & YOUNG LLP

Boston, Massachusetts
August 3, 2001, except for Note 13 as to which the date is September 17, 2001

                      BOTTOMLINE TECHNOLOGIES (de), INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,
                                                                                -----------------
                                                                                 2000      2001
                                                                                -------  --------
                                                                                  (in thousands)
                                  ASSETS
Current assets:
   Cash and cash equivalents................................................... $27,292  $ 13,247
   Marketable securities.......................................................  11,222        --
   Accounts receivable, net of allowances for doubtful accounts and returns
     of $1,097 at June 30, 2000 and $1,730 at June 30, 2001....................  14,571    18,871
   Inventory, net..............................................................     168     1,207
   Deferred income taxes.......................................................   1,046        --
   Prepaid expenses and other current assets...................................     546     2,362
   Refundable income taxes.....................................................      --     1,361
                                                                                -------  --------
Total current assets...........................................................  54,845    37,048
Property, plant and equipment, net.............................................   5,172     6,316
Intangibles, net of accumulated amortization of $2,311 at June 30, 2000 and
  $32,318 at June 30, 2001.....................................................   8,416    71,766
Deferred income taxes..........................................................   2,084        --
Other assets...................................................................     763     1,319
                                                                                -------  --------
       Total assets............................................................ $71,280  $116,449
                                                                                =======  ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................ $ 2,004  $  6,408
   Accrued expenses............................................................   4,930     5,579
   Deferred revenue and deposits...............................................   6,034    11,498
   Income taxes payable........................................................     901        --
                                                                                -------  --------
Total current liabilities......................................................  13,869    23,485
Deferred income taxes..........................................................     283        --
Commitments and contingent liabilities.........................................
Stockholders' equity:
   Preferred Stock, $.001 par value:
       Authorized shares--4,000; issued and outstanding shares--none...........      --        --
   Common Stock, $.001 par value:
       Authorized shares--50,000; issued and outstanding shares--11,226 at
         June 30, 2000, and 13,774 at June 30, 2001............................      11        14
   Additional paid-in-capital..................................................  64,914   144,709
   Deferred compensation.......................................................      --      (902)
   Accumulated other comprehensive loss........................................      (8)   (3,069)
   Retained deficit............................................................  (7,789)  (47,788)
                                                                                -------  --------
Total stockholders' equity.....................................................  57,128    92,964
                                                                                -------  --------
       Total liabilities and stockholders' equity.............................. $71,280  $116,449
                                                                                =======  ========

See accompanying notes.

                      BOTTOMLINE TECHNOLOGIES (de), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year ended June 30,
                                                                       ---------------------------
                                                                        1999      2000      2001
                                                                       -------  --------  --------
                                                                          (in thousands, except
                                                                             per share data)
Revenues:
   Software licenses.................................................. $15,885  $ 19,483  $ 23,889
   Service and maintenance............................................  12,422    19,870    33,269
   Equipment and supplies.............................................  11,368    10,259    19,910
                                                                       -------  --------  --------
       Total revenues.................................................  39,675    49,612    77,068
Cost of revenues:
   Software licenses..................................................     261       561     2,299
   Service and maintenance............................................   5,323     9,733    17,160
   Equipment and supplies.............................................   8,371     7,730    14,506
                                                                       -------  --------  --------
       Total cost of revenues.........................................  13,955    18,024    33,965
                                                                       -------  --------  --------
Gross profit..........................................................  25,720    31,588    43,103
Operating expenses:
   Sales and marketing:
       Sales and marketing............................................  10,969    13,784    23,960
       Expense associated with warrants issued........................      --    11,902        --
   Product development and engineering:
       Product development and engineering............................   3,971     8,580    13,437
       In-process research and development............................      --     3,900        --
       Stock compensation expense.....................................      --        --       349
General and administrative:
   General and administrative.........................................   4,755     8,606    13,407
   Amortization of intangible assets..................................      --     2,311    30,501
                                                                       -------  --------  --------
       Total operating expenses.......................................  19,695    49,083    81,654
                                                                       -------  --------  --------
Income (loss) from operations.........................................   6,025   (17,495)  (38,551)
Interest income and other expense.....................................     730     1,830       738
Interest expense......................................................      (4)       --    (1,472)
                                                                       -------  --------  --------
Other income (expense)................................................     726     1,830      (734)
                                                                       -------  --------  --------
Income (loss) before provision (benefit) for income taxes.............   6,751   (15,665)  (39,285)
Provision (benefit) for income taxes..................................   2,700    (1,400)      714
                                                                       -------  --------  --------
Net income (loss)..................................................... $ 4,051  $(14,265) $(39,999)
                                                                       =======  ========  ========
Earnings (loss) per share available to common stockholders:
   Basic.............................................................. $  0.50  $  (1.33) $  (3.12)
                                                                       =======  ========  ========
   Diluted............................................................ $  0.43  $  (1.33) $  (3.12)
                                                                       =======  ========  ========
Shares used in computing earnings (loss) per share available to common stockholders:
   Basic..............................................................   7,988    10,744    12,827
                                                                       =======  ========  ========
   Diluted............................................................   9,170    10,744    12,827
                                                                       =======  ========  ========

See accompanying notes.

                      BOTTOMLINE TECHNOLOGIES (de), INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE LOSS

                                                            Years ended June 30, 1999, 2000 and 2001
                                           --------------------------------------------------------------------------
                                                                                  Accumulated
                                           Common Stock  Additional                  Other     Retained      Total
                                           -------------  Paid-in     Deferred   Comprehensive Earnings  Stockholders'
                                           Shares Amount  Capital   Compensation     Loss      (Deficit)    Equity
                                           ------ ------ ---------- ------------ ------------- --------- -------------
                                                                         (in thousands)
Balances at June 30, 1998.................  6,360  $ 6    $  1,867    $    --       $    --    $  2,495    $  4,368
   Issuance of common stock upon
    exercise of stock options and
    warrants..............................    179   --         297         --            --          --         297
   Accretion to redemption value on
    redeemable common stock...............     --   --          --         --            --         (70)        (70)
   Termination of redemption rights upon
    initial public offering...............    801    1       1,422         --            --          --       1,423
   Proceeds from sale of common stock,
    net of offering expenses..............  3,136    3      35,843         --            --          --      35,846
   Net income.............................     --   --          --         --            --       4,051       4,051
                                           ------  ---    --------    -------       -------    --------    --------
Balances at June 30, 1999................. 10,476   10      39,429         --            --       6,476      45,915
   Issuance of common stock for
    employee stock purchase plan and
    upon exercise of stock options........    442    1       3,637         --            --          --       3,638
   Proceeds from sale of common stock
    and issuance of warrants, net of
    expenses..............................    308   --      21,848         --            --          --      21,848
   Net loss...............................     --   --          --         --            --     (14,265)    (14,265)
   Unrealized loss on available-for-sale
    securities............................     --   --          --         --            (8)         --          (8)
                                                                                                           --------
   Comprehensive loss.....................                                                                  (14,273)
                                           ------  ---    --------    -------       -------    --------    --------
Balances at June 30, 2000................. 11,226   11      64,914         --            (8)     (7,789)     57,128
   Issuance of common stock for
    employee stock purchase plan and
    upon exercise of stock options........    223   --       1,681         --            --          --       1,681
   Issuance of stock and warrants in
    connection with acquisitions..........  1,592    2      56,556     (1,251)           --          --      55,307
   Conversion of promissory notes issued
    in connection with acquisitions.......    733    1      21,558         --            --          --      21,559
   Amortization of deferred stock
    compensation..........................     --   --          --        349            --          --         349
   Net loss...............................                                                      (39,999)    (39,999)
   Unrealized gain on available-for-sale
    securities............................     --   --          --         --            14          --          14
   Foreign currency translation
    adjustment............................     --   --          --         --        (3,075)         --      (3,075)
                                                                                                           --------
   Comprehensive loss.....................                                                                  (43,060)
                                           ------  ---    --------    -------       -------    --------    --------
Balances at June 30, 2001................. 13,774  $14    $144,709    $  (902)      $(3,069)   $(47,788)   $ 92,964
                                           ======  ===    ========    =======       =======    ========    ========

   See accompanying notes.

                      BOTTOMLINE TECHNOLOGIES (de), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year ended June 30,
                                                                                  ---------------------------
                                                                                   1999      2000      2001
                                                                                  -------  --------  --------
                                                                                         (in thousands)
Operating activities
Net income (loss)................................................................ $ 4,051  $(14,265) $(39,999)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
   Amortization of intangible assets.............................................      --     2,311    30,501
   Depreciation and amortization of property and equipment.......................     873     1,553     3,584
   Deferred income tax (benefit) expense.........................................     194    (2,435)    3,170
   Interest expense associated with loan note conversion.........................      --        --     1,434
   Provision for allowances on accounts receivable...............................     302       413       728
   Provision for allowances for obsolescence of inventory........................     132        --       744
   Deferred compensation expense.................................................      --        --       349
   Expense associated with warrants issued.......................................      --    11,902        --
   In-process research and development...........................................      --     3,900        --
   Changes in operating assets and liabilities:..................................
       Accounts receivable.......................................................  (4,936)   (1,986)      583
       Inventory, prepaid expenses and other current assets and other assets.....    (538)     (718)      902
       Refundable income taxes...................................................      --        --    (1,354)
       Accounts payable, accrued expenses and deferred revenue and
         deposits................................................................   2,993     2,449    (1,245)
       Income taxes payable......................................................     598       244      (901)
                                                                                  -------  --------  --------
Net cash provided by (used in) operating activities..............................   3,669     3,368    (1,504)

Investing activities
Purchases of marketable securities...............................................      --   (30,441)     (988)
Proceeds from sales and maturities of marketable securities......................      --    19,211    12,225
Purchases of property and equipment, net.........................................  (1,400)   (4,148)   (2,117)
Acquisition of businesses and assets, net of cash acquired.......................      --   (13,981)  (11,415)
Investment in affiliates.........................................................      --        --    (1,400)
                                                                                  -------  --------  --------
Net cash used in investing activities............................................  (1,400)  (29,359)   (3,695)

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan.........     297     3,638     1,681
Payment of certain liabilities assumed upon acquisition..........................      --        --   (10,272)
Proceeds from sale of common stock, net..........................................  35,846     9,946        --
Repayments on note payable.......................................................     (75)       --      (230)
                                                                                  -------  --------  --------
Net cash provided by (used in) financing activities..............................  36,068    13,584    (8,821)
Effect of exchange rate changes on cash..........................................      --        --       (25)
                                                                                  -------  --------  --------
Increase (decrease) in cash and cash equivalents.................................  38,337   (12,407)  (14,045)
Cash and cash equivalents at beginning of year...................................   1,362    39,699    27,292
                                                                                  -------  --------  --------
Cash and cash equivalents at end of year......................................... $39,699  $ 27,292  $ 13,247
                                                                                  =======  ========  ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
       Interest.................................................................. $     4        --  $     36
       Income taxes.............................................................. $ 2,096  $  1,112  $    100
Non-cash investing and financing activities:
   Issuance of common stock, common stock options and common stock
     warrants in connection with acquisitions....................................      --        --  $ 56,558
   Issuance of promissory notes in connection with acquisitions..................      --        --  $ 20,356
   Retirement of promissory notes issued in connection with acquisitions.........      --        --  $(20,126)
   Issuance of common stock on conversion of promissory notes and accrued
     interest....................................................................      --        --  $ 21,559

See accompanying notes.

                      BOTTOMLINE TECHNOLOGIES (de), INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Year Ended June 30, 1999, 2000 and 2001

1. Organization and Nature of Business

   Bottomline Technologies (de), Inc. (the Company) was originally incorporated as a New Hampshire corporation in 1989 and was reincorporated as a Delaware corporation in August 1997. The Company's suite of Financial Resource Management (FRM) offerings enables businesses and financial institutions to manage their critical financial transactions, cash decisions and trading partner financial relationships, leveraging the Internet. The Company's products and services are sold to customers operating in many different industries throughout the world.

2. Significant Accounting Policies

  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates in the Preparation of Consolidated Financial Statements

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

  Foreign Currency Translation

   The Company has a non-U.S. subsidiary whose local and functional currency is the British Pound Sterling. Accordingly, assets and liabilities of this subsidiary are translated into dollars at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translations are included as a component of accumulated other comprehensive loss.

  Cash and Cash Equivalents

   Cash and cash equivalents consist of demand deposit accounts, a money market mutual fund and an overnight investment account at a financial institution. The Company considers all highly liquid instruments with an original maturity of ninety days or less to be cash equivalents. The carrying value of these instruments approximates their fair value.

  Marketable Securities

   The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses included in accumulated other comprehensive loss.

  Concentration of Credit Risk

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, marketable securities, and accounts receivable. The Company had approximately $13,247,000 of cash and cash equivalents invested with two financial institutions at June 30, 2001.

                      BOTTOMLINE TECHNOLOGIES (de), INC.

The Company invests its excess cash and cash equivalents in high quality marketable securities. Concentration of credit risk with respect to marketable securities is limited as the Company's marketable securities are primarily investment-grade corporate bonds with high-quality credit financial institutions.

   Concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising the Company's customer base. One unaffiliated customer accounted for 13% of the Company's total accounts receivable as of June 30, 2001. A customer and stockholder of the Company accounted for 14% of total accounts receivable as of June 30, 2000. On-going credit evaluations of customers' financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

  Financial Instruments

   The fair value of the Company's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, and accounts payable are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at June 30, 2000 and 2001, respectively, due to the short-term nature of these instruments.

  Inventory

   Inventory is stated at the lower of cost (first-in, first-out method) or market.

  Property, Plant and Equipment

   Property, plant and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three to six years). Buildings are depreciated on a straight-line basis over the estimated useful lives of the assets (fifty years). Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

  Goodwill and Other Intangible Assets

   Goodwill and other intangible assets represent core technology, customer lists, trade name, contract backlog, assembled workforce and goodwill recorded in connection with acquisitions. As a result of such acquisitions, accounted for as purchase business combinations and the purchase of assets, the Company recorded intangible assets based on the excess of the purchase price over the identifiable tangible assets acquired on the date of purchase. Intangible assets are reported at cost, net of accumulated amortization, and are being amortized over their estimated useful lives ranging from one to five years.

   The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related asset. If an impairment is indicated or occurs, the Company will adjust the carrying value of the intangible assets.

  Advertising Costs

   The Company expenses advertising costs as incurred. Advertising costs were $136,000, $358,000 and $460,000 for the years ended June 30, 1999, 2000 and
2001, respectively.

  Income Taxes

   Deferred income taxes are provided for differences in bases of assets and liabilities for financial reporting and income tax purposes. Temporary differences relate primarily to acquisition-related intangibles, depreciation,

                      BOTTOMLINE TECHNOLOGIES (de), INC.

various accruals, and allowances for doubtful accounts, returns and inventory. The principal non-deductible expenses relate to the issuance of warrants during fiscal year 2000 and certain non-deductible acquisition-related intangibles. The principal non-deductible expense for fiscal year 2001 is intangible asset amortization associated with business acquisitions.

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

   Prior to the Company's initial public offering on February 12, 1999, the Board of Directors determined the fair value of the Company's common stock in its good faith judgment at each option grant date for grants under the equity plans. In determining the fair value, the Board of Directors considered a number of factors, including the financial and operating performance of the Company, recent transactions in the Company's common stock, if any, the values of similarly situated companies and the lack of liquidity of the Company's common stock.

  Capitalized and Acquired Software Costs

   Capitalization of software development costs under SFAS No. 86 begins upon the establishment of technological feasibility. In the development of our products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. For the years ended June 30, 1999, 2000 and 2001 there were no costs capitalized since all costs were incurred prior to attaining technological feasibility.

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

   Consistent with SOP 97-2, revenue recognition from software license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is probable. The Company's software arrangements may contain multiple revenue elements, such as software products, services, hardware and post-contract customer support (PCS). Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. For the years ended June 30, 2000 and 2001, vendor specific objective evidence is limited to the price charged when the

                      BOTTOMLINE TECHNOLOGIES (de), INC.

element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. Revenue for services is recognized as the services are provided to the customer. Revenue for PCS under software maintenance agreements is recognized ratably over the term of the agreement, generally one year. Revenue for hardware is recognized when the product is delivered.

   Certain software development arrangements requiring significant customization and modifications and extended implementation periods are accounted for using percentage of completion contract accounting as defined by Statement of Position No. 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Under SOP 81-1, revenue is recognized based on the costs incurred during the reporting period as a percentage of the estimated total contract costs.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued further guidance with respect to adoption of specific issues addressed by SAB 101. The Company adopted SAB 101 effective July 1, 2000. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial position or results of operations.

   In September 2000, the Financial Accounting Standards Board Emerging Issues Task Force (EITF) published its consensus on EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that all shipping and handling amounts billed to a customer be classified as revenue. The Company adopted EITF 00-10 effective April 1, 2001. Prior to adoption, the Company had recorded such amounts as a reduction to cost of sales. Financial statements for prior periods presented for comparative purposes have been reclassified to comply with the classification guidelines of EITF 00-10. (See Note 14.)

  Customer Returns

   The sales value of customer returns are estimated and accrued for based upon return authorizations issued and past history.

  Earnings per Share

   The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 requires calculation and presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding and excludes any dilutive effects of warrants, stock options or other type of convertible securities. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding and the dilutive effect of stock options, warrants and other types of convertible securities calculated using the treasury stock method. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

  401(k) and Pension Plans

   The Company has a 401(k) Profit Sharing Plan (the Plan), whereby eligible employees may contribute up to 15% of their compensation, subject to limitations established by the Internal Revenue Code. The Company may contribute a discretionary matching contribution annually equal to 50% (30% in 1999) of each such participant's deferred compensation up to 5% of their annual compensation. The Company charged $129,000, $294,000 and $502,000 to expense in the years ended 1999, 2000 and 2001, respectively, under the Plan.

   The Company has a Group Personal Pension Plan (GPPP) for employees in the U.K., whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established

                      BOTTOMLINE TECHNOLOGIES (de), INC.

by the Inland Revenue. The Company contributes 1.5% of the employee's annual compensation for those employees who make personal contributions of at least 1% of their annual earnings. The Company charged $75,000 to expense in the year ended June 30, 2001, under the GPPP.

  Comprehensive Income (Loss)

   The Company computes comprehensive income (loss) in accordance with Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income was equal to net income for the year ended June 30, 1999 since there were no elements of comprehensive income.

  Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, among other things, eliminate the pooling of interests method of accounting for future acquisitions and require that goodwill no longer be amortized, but instead be subject to impairment testing on at least an annual basis. SFAS No. 141 was effective for all business combinations completed after June 30, 2001.

   SFAS No. 142 must be adopted for fiscal years beginning after December 15, 2001 (fiscal 2003 for the Company). Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimable residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Goodwill and intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized until adoption of SFAS No. 142.

   Upon adoption of SFAS No. 142, we will cease our annual amortization of goodwill. The Company's current annual amortization of goodwill is approximately $24 million. The Company currently plans to adopt SFAS No. 142 effective July 1, 2002.

  Reclassifications

   Certain prior year balances have been reclassified to conform to the current year presentation.

3. Product and Business Acquisitions

   The Company has made five acquisitions since July 1999, all of which have been accounted for as purchases. The results of operations for each have been included with those of the Company for all periods subsequent to the date of acquisition.

  NetTransact

   In July 1999, the Company acquired certain software and related proprietary intellectual property, NetTransact, from The Northern Trust Company for an aggregate of $3,800,000 in cash and acquisition costs. NetTransact allows for the electronic presentment and payment of invoices and related dispute resolution in a business-to-business environment. In connection with this product acquisition, the Company recorded a $1,300,000 charge for acquired in-process research and development and $2,500,000 of intangible assets, consisting of core technology and goodwill, that is being amortized on a straight-line basis over a five-year period. In connection with the acquisition, the Company is obligated to pay The Northern Trust Company a 10%

                      BOTTOMLINE TECHNOLOGIES (de), INC.

royalty on all NetTransact revenue related to the software and certain other property acquired from The Northern Trust Company excluding the initial $3,500,000 in such revenues. The Company began paying such royalties to The Northern Trust Company in the fiscal quarter ended March 31, 2000.

  Integrated Cash Management Services, Inc.

   In October 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Integrated Cash Management Services, Inc. ("ICM") for an aggregate of $9,300,000 in cash and acquisition costs. In connection with this asset acquisition, the Company recorded a $2,600,000 charge for acquired in-process research and development. The Company recorded $6,700,000 of intangible assets consisting of core technology, contract backlog, assembled workforce and goodwill. The intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from one to five years.

  OLC Software, Inc.

   In February 2000, the Company acquired all outstanding shares of stock of OLC Software, Inc. ("OLC") for an aggregate purchase price of $1,500,000 in cash and acquisition costs. OLC was an early stage development company with limited operations prior to the acquisition. In connection with this acquisition, the Company recorded goodwill that is being amortized over its useful life of three years.

  Checkpoint Holdings, Ltd.

   In August 2000, the Company acquired all outstanding shares of stock of Checkpoint Holdings, Ltd. (doing business as Bottomline Europe). Checkpoint, a private company incorporated in England and Wales, is a provider of electronic commerce and electronic payment software for the United Kingdom. The acquisition was completed pursuant to a Share Purchase Agreement dated August 28, 2000, as amended, between the Company and Checkpoint stockholders. The consideration for the acquisition was approximately $60,100,000, consisting of $4,700,000 in cash, $19,800,000 in loan notes, which, as described in Note 8, were subsequently redeemed, 1,013,333 shares of the Company's common stock, warrants to purchase a total of 100,000 shares of common stock at an exercise price of $50.00 per share and payment of transaction costs. At June 30, 2001, none of the warrants had been exercised and all such warrants expire in August 2005. The Company valued the warrants issued using the Black-Scholes method using assumptions of an expected life of three years and a volatility of 91%. In connection with the acquisition, 336,667 shares of the Company's common stock were issued to satisfy pre-existing loan note obligations of Checkpoint in the amount of $10,272,000. As a result of the acquisition and the preliminary allocation of the purchase price, intangible assets of approximately $79,800,000 (as measured at exchange rates in effect at the date of acquisition) were recorded consisting of customer list, contract backlog, assembled workforce, core technology, trade name and goodwill. Adjustments will be made to the purchase price allocations if changes to the preliminary assessments occur prior to August 28, 2001. Adjustments to the purchase price have been recorded; the net effect of the adjustments had no material impact on the purchase price in the aggregate. The intangible assets are reported at cost, net of accumulated amortization, and are being amortized on a straight-line basis over their estimated useful lives ranging from ten months to three years.

  Flashpoint, Inc.

   In August 2000, the Company acquired all outstanding shares of stock of Flashpoint, Inc. ("Flashpoint"). Flashpoint, a Massachusetts corporation, is a developer of Web-based software. The acquisition was completed pursuant to a Stock Purchase Agreement dated August 28, 2000 by and among the Company, Flashpoint, and the sole stockholder of Flashpoint. The consideration for the acquisition was approximately $16,800,000, consisting of $4,500,000 in cash, 242,199 shares of the Company's common stock, the assumption of all outstanding stock options of Flashpoint and payment of transaction costs. As a result of the acquisition and the preliminary allocation of the purchase price, intangible assets of approximately $16,700,000 were recorded consisting of contract backlog, assembled workforce and goodwill. Adjustments will be made to the purchase price allocations if changes to the preliminary assessments occur prior to August 28, 2001. The intangible assets are reported at

                      BOTTOMLINE TECHNOLOGIES (de), INC.

cost, net of accumulated amortization, and are being amortized on a straight-line basis over their estimated useful lives ranging from ten months to three years.

  In-Process Research and Development

   In connection with the acquisitions of the NetTransact product and the ICM net assets, the Company recorded in-process research and development charges of an aggregate of $3,900,000, representing purchased in-process research and development that had not reached technological feasibility. The Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the respective acquisition dates.

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

                      BOTTOMLINE TECHNOLOGIES (de), INC.

  Intangible Assets

   A summary of the amounts allocated to the intangible assets acquired for all the above is as follows:

                                                            As of June 30, 2001
                                        -----------------------------------------------------------
                                                                     Bottomline
                                        NetTransact   ICM     OLC      Europe   Flashpoint  Total
                                        ----------- -------  ------  ---------- ---------- --------
                                                               (in thousands)
   Goodwill............................   $   114   $ 1,777  $1,529   $ 52,155   $14,790   $ 70,365
   Customer list.......................        --        --      --     15,181        --     15,181
   Core technology.....................     2,400     3,170      --      3,598        --      9,168
   Assembled workforce.................        --     1,130      --      4,250     1,509      6,889
   In-process research and development.     1,300     2,600      --         --        --      3,900
   Trade name..........................        --        --      --      1,476        --      1,476
   Contract backlog....................        --       570      --         --       435      1,005
                                          -------   -------  ------   --------   -------   --------
                                            3,814     9,247   1,529     76,660    16,734    107,984
   Less:
   In-process research and development
     charges...........................    (1,300)   (2,600)     --         --        --     (3,900)
   Accumulated amortization............    (1,006)   (3,297)   (683)   (22,360)   (4,972)   (32,318)
                                          -------   -------  ------   --------   -------   --------
   Intangible assets, net..............   $ 1,508   $ 3,350  $  846   $ 54,300   $11,762   $ 71,766
                                          =======   =======  ======   ========   =======   ========

                                                         As of June 30, 2000
                                                ------------------------------------
                                                NetTransact   ICM     OLC     Total
                                                ----------- -------  ------  -------
                                                           (in thousands)
   Core technology.............................   $ 2,400   $ 3,170  $   --  $ 5,570
   In-process research and development.........     1,300     2,600      --    3,900
   Goodwill....................................       114     1,803   1,540    3,457
   Assembled workforce.........................        --     1,130      --    1,130
   Contract backlog............................        --       570      --      570
                                                  -------   -------  ------  -------
                                                    3,814     9,273   1,540   14,627
   Less:
   In-process research and development charges.    (1,300)   (2,600)     --   (3,900)
   Accumulated amortization....................      (503)   (1,637)   (171)  (2,311)
                                                  -------   -------  ------  -------
   Intangible assets, net......................   $ 2,011   $ 5,036  $1,369  $ 8,416
                                                  =======   =======  ======  =======

                      BOTTOMLINE TECHNOLOGIES (de), INC.

   The following unaudited pro forma financial information presents the combined results of operations of the Company, ICM, Bottomline Europe and Flashpoint as if the acquisitions had occurred as of the beginning of fiscal 2000 and 2001, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, ICM, Bottomline Europe and Flashpoint been a single entity during such period. Since NetTransact was a product acquisition and OLC had very limited operations prior to the acquisition, no amounts are included in the pro forma information below for these acquisitions.

                                                      Pro forma year
                                                      ended June 30,
                                                    ------------------
                                                      2000      2001
                                                    --------  --------
                                                        (unaudited)
                                                      (in thousands)
   Revenues........................................ $ 85,229  $ 81,595
   Net loss........................................ $(55,562) $(49,173)
   Net loss per share.............................. $  (4.50) $  (3.76)

   Upon acquiring Flashpoint, the Company ceased providing services to Flashpoint's third-party customers after completion of existing projects. The resources providing those services were transitioned to Bottomline product development. Accordingly, the pro forma revenue shown above for fiscal year 2001 reflects only the completion of existing projects.

4. Marketable Securities

   Marketable securities are classified as available-for-sale and are reported at fair value based on quoted market prices with net unrealized gains or losses excluded from earnings and reported as a component of other comprehensive loss. Interest income and realized gains and losses are recognized when earned. There were no marketable securities at June 30, 2001. The carrying amounts of the Company's marketable securities at June 30, 2000 are as follows:

                                                            Market
                                                     Cost   Value
                                                    ------- -------
                                                    (in thousands)
   Corporate Bonds................................. $10,219 $10,210
   Certificates of Deposit.........................   1,011   1,012
   Total........................................... $11,230 $11,222

   At June 30, 2000, marketable securities with scheduled maturities within one year were $10,221,000 and maturities between one to three years were $1,001,000. Gross unrealized losses were $9,000 and gross unrealized gains were $1,000 for the year ended June 30, 2000. Gross realized gains were $11,000 and $0, and gross realized losses were $3,000 and $23,000 for the years ended June 30, 2000 and 2001, respectively.

                      BOTTOMLINE TECHNOLOGIES (de), INC.

5. Property, Plant and Equipment

   Property, plant and equipment consists of the following:

                                                   June 30,
                                                --------------
                                                 2000   2001
                                                ------ -------
                                                (in thousands)
Land........................................... $   -- $   266
Buildings and improvements.....................    458   2,156
Furniture and fixtures.........................    792   1,293
Technical equipment............................  5,335   7,379
Software.......................................  1,952   2,005
Motor vehicles.................................     --      14
                                                ------ -------
                                                 8,537  13,113
Less: Accumulated depreciation and amortization  3,365   6,797
                                                ------ -------
                                                $5,172 $ 6,316
                                                ====== =======

6. Accrued Expenses

   Accrued expenses consist of the following:

                                      June 30,
                                   --------------
                                    2000    2001
                                   ------  ------
                                   (in thousands)
Employee compensation and benefits $2,915  $2,711
Sales taxes.......................    610     807
Other.............................  1,405   2,061
                                   ------  ------
                                   $4,930  $5,579
                                   ======  ======

7. Commitments and Contingent Liabilities

   The Company leases its principal office facility under a non-cancelable operating lease expiring in 2002. In addition to the base term, the Company has two five-year options to extend the term of the lease. Rent payments are fixed for the initial two years of the lease and may be increased after that during the initial term of the lease by the Consumer Price Index. In addition, the Company is obligated to pay certain incremental operating costs over the base amount.

   In August 2000, the Company entered into a non-cancelable operating lease expiring in fiscal year 2012 for a new headquarters facility. In addition to the base term, the Company has the option to extend the term of the lease by two five-year options. Rent payments are set for the term of the lease, including increases each year. The Company is additionally obligated to pay specific incremental operating expenses over the base rent. The lease obligation is scheduled to begin in conjunction with occupancy in October 2001.

   The Company also leases office space in other cities worldwide. All such leases expire by fiscal year 2010.

                      BOTTOMLINE TECHNOLOGIES (de), INC.

   Future minimum annual rental commitments under these leases at June 30, 2001 are as follows:

                     (in thousands)
2002................    $ 2,606
2003................      2,447
2004................      2,172
2005................      2,027
2006................      2,065
2007 and thereafter.     10,550
                        -------
                        $21,867
                        =======

   Rent expense charged to operations for the fiscal years ended June 30, 1999, 2000 and 2001 was $454,000, $944,000 and $1,859,000 respectively.

8. Notes Payable and Credit Facility

   In connection with the acquisition of Bottomline Europe, the Company issued promissory notes with an aggregate value of $20,356,000, of which $579,000 of loan notes were issued to satisfy pre-existing loan note obligations of Bottomline Europe. Under their original terms, the promissory notes, including accrued interest thereon, were scheduled to mature on August 28, 2001. Prior to the maturity date, the Company had the right to repay the promissory notes, including accrued interest, in cash. On the maturity date, the Company had the option to repay the promissory notes, including accrued interest, in cash, the Company's common stock or a combination of cash and common stock. If all of the promissory notes or a portion thereof were paid with the Company's common stock, the number of shares to be issued was to be calculated as the amount of promissory notes to be repaid divided by a fixed per share stock price of $30.77. The promissory notes accrued interest at a rate of 10% for the period beginning on August 28, 2000 and ending on February 28, 2001 and at a rate of 14% for the period beginning on February 28, 2001 and ending on August 28, 2001.

   In April 2001, the Company and the promissory note holders agreed to retire the promissory notes and accrued interest thereon in exchange for the issuance of 732,798 shares of the Company's common stock, based on a conversion price of $29.25 per share. Under the terms of the agreement, promissory note holders will be entitled to a contingent payment of up to $10 million in the event of a merger or acquisition closed by August 28, 2001, in which the value of the Company's common stock is less than $30 per share. Retirement of the notes was accounted for as an equity transaction with the outstanding balance credited to additional paid-in capital.

   Bottomline Europe has an overdraft facility for up to 1,000,000 British Pound Sterling through February 28, 2002. The overdraft facility is collateralized by eligible Bottomline Europe receivables.

9. Stockholders' Equity

  Common Stock

   In June 2000, the Company issued 307,882 shares of common stock for aggregate consideration of $9,951,000, net of expenses. In connection with the equity investment, the Company also issued a warrant for the purchase of 307,882 shares of common stock at an exercise price of $38.00 per share. The Company valued the warrant issued using the Black-Scholes method using assumptions of an expected life of three years and a volatility of 91%. The proceeds of the sale of the common stock and warrant were allocated to each based on the relative fair value resulting in a charge to operations of $6,041,000. The warrant was fully vested and exercisable upon issuance. At June 30, 2001 the warrant had not been exercised, and such warrant will expire in June 2003.

   The Company has 6,364,108 common shares reserved for future issuance with respect to stock options, the Company's employee stock purchase plan and warrants.

                      BOTTOMLINE TECHNOLOGIES (de), INC.

Equity Plans

Stock Incentive Plans

  1989 Stock Option Plan

   The Company adopted the Bottomline Technologies, Inc. Stock Option Plan, as amended, (the Plan) on August 1, 1989, which provides for the issuance of incentive stock options and non-statutory stock options. The Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for options granted under the Plan is principally over three years from the date of the grant. The Company reserved 1,440,000 shares of its common stock for issuance under the Plan. Incentive stock options may be granted to employees at a price of no less than 100% of the fair market value of the common stock at the date of grant. Options expire a maximum of ten years from the date of grant. The Company no longer issues options under this plan.

  1997 Stock Incentive Plan

   On August 21, 1997, the Company adopted the 1997 Stock Incentive Plan (the 1997 Plan), which provides for the issuance of stock options and nonstatutory stock options. The 1997 Plan is administered by the Board of Directors which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for options granted under the 1997 Plan is principally over four years from the date of the grant. The Company reserved 2,700,000 shares of its common stock for issuance under the 1997 Plan to employees at a price of no less than 100% of the fair market value of the common stock at the date of grant. Options expire a maximum of ten years from the date of grant. The Company no longer issues options under this plan.

  1998 Non-Employee Director Stock Option Plan

   On November 12, 1998, the Company adopted the 1998 Non-Employee Director Stock Option Plan (the Director Plan), which provides for the issuance of non-statutory stock options. The Company has reserved up to 300,000 shares of its common stock for issuance under the Director Plan. Under the terms of the Director Plan, each non-employee director is granted an option to purchase 15,000 shares of common stock upon his or her initial election to the Board of Directors. Such options vest ratably over four years from the date of the grant. Additionally, each non-employee director is granted an option to purchase 7,500 shares of common stock at each annual meeting of stockholders following the annual meeting of the initial year of the election. Such options principally vest over one year from the date of the grant. At June 30, 2001, 60,000 options were outstanding under this plan.

  2000 Employee Stock Incentive Plan

   On November 16, 2000, the Company adopted the 2000 Employee Stock Incentive Plan (the 2000 Plan), which provides for the issuance of stock options and non-statutory stock options. The 2000 Plan is administered by the Board of Directors which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for options granted under the 2000 Plan is principally over four years from the date of the grant. The Company initially reserved 1,350,000 shares of its common stock for issuance under the 2000 Plan.

   On the first day of each fiscal year, beginning in fiscal year 2001 and ending in fiscal year 2010, the number of shares of common stock authorized for issuance under the 2000 Plan will automatically increase, without additional Board or stockholder approvals. The number of shares authorized for issuance will increase, when added to the remaining available shares, to total an amount equal to 12% of the number of shares of common stock outstanding on the first day of the fiscal year, or a lesser number as the Board of Directors may determine prior to such increase. The annual increase can never exceed 5,000,000 shares. In addition, 800,000 shares of

                      BOTTOMLINE TECHNOLOGIES (de), INC.

common stock reserved for issuance under the 1997 Plan, which have not been issued or which have been terminated or otherwise surrendered, will be available for issuance under the 2000 Plan. Stock options issued under the 2000 Plan must be issued at a price no less than 100% of the fair market value of the common stock at the date of grant. On July 1, 2001, 1,619,992 additional shares were authorized for issuance under the 2000 Plan. At June 30, 2001, 1,875,000 options were outstanding under this plan.

  Flashpoint Employee Stock Option Plan

   On August 28, 2000 the Company adopted the Flashpoint Employee Stock Option Plan (the Flashpoint Plan) as part of the acquisition of Flashpoint. Included in the acquisition was the assumption of all outstanding stock options of Flashpoint, which were issued under the Flashpoint Plan. At June 30, 2001, 124,000 options were outstanding under this plan. At June 30, 2001 there were 23,300 shares available for grant under the Flashpoint Plan. The Company does not intend to grant such options.

Employee Stock Purchase Plans

  1998 Employee Stock Purchase Plan

   On November 12, 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the Stock Purchase Plan), which provides for the issuance of up to a total of 750,000 shares of common stock to participating employees. Eligible employees may contribute between 1% and 10% of their base pay to the Stock Purchase Plan. At the end of a designated offering period, employees purchase shares of the Company's common stock with their contributions at an amount equal to 85% of the closing market price per share of the common stock on either the first day or the last day of the offering period, whichever is lower. The Company no longer issues shares under this plan.

  2000 Employee Stock Purchase Plan

   On November 16, 2000, the Company adopted the 2000 Employee Stock Purchase Plan (2000 Stock Purchase Plan), which provides for the issuance of up to a total of 750,000 shares of common stock to participating employees. Eligible employees may contribute between 1% and 10% of their base pay to the 2000 Stock Purchase Plan. At the end of a designated offering period, employees purchase shares of the Company's common stock with their contributions at an amount equal to 85% of the lower of the fair market value of the common stock on the first day of each 24 month offering period and the last day of the applicable six month purchase period.

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

   Option valuation models have been developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Such models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single

                      BOTTOMLINE TECHNOLOGIES (de), INC.

measure of the fair value of its employee stock options. The following assumptions were made for grants in 1999, 2000 and 2001, respectively:

                                          1999       2000       2001
                                        ---------  ---------  ---------
Dividend yield.........................         0%         0%         0%
Expected lives of options (years)......         4          4          4
Risk-free interest rate................ 4.37-5.75% 5.97-6.66% 4.76-6.27%
Volatility.............................      45.0%      91.0%     110.0%

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

                                                         Years Ended June 30,
                                                 ------------------------------------
                                                    1999         2000        2001
                                                   ------      --------    --------
                                                 (in thousands, except per share data
Pro forma net income (loss)..................... $3,433      $(17,759)    $(46,542)
Pro forma earnings (loss) per share available to
  common stockholders:
   Basic........................................ $ 0.42      $  (1.65)    $  (3.63)
   Diluted...................................... $ 0.37      $  (1.65)    $  (3.63)

   A summary of option activity is as follows:

                                                      Year Ended June 30,
                                       --------------------------------------------------
                                             1999             2000             2001
                                       ---------------- ---------------- ----------------
                                               Weighted         Weighted         Weighted
                                               Average          Average          Average
                                               Exercise         Exercise         Exercise
                                       Options  Price   Options  Price   Options  Price
                                       ------- -------- ------- -------- ------- --------
                                             (in thousands, except per share data)
Outstanding, beginning of year........    885   $ 6.69   1,561   $10.51   1,966   $19.30
Options granted.......................    756    14.05     918    28.45   2,322    11.26
Options assumed in acquisition........     --       --      --       --      95     0.67
Options exercised.....................    (54)    5.55    (393)    7.77    (163)    5.87
Options canceled......................    (26)    7.44    (120)   12.85    (419)   22.75
                                        -----            -----            -----
Outstanding, end of year..............  1,561   $10.51   1,966   $19.30   3,801   $14.12
                                        =====            =====            =====
Exercisable at end of year............    364   $ 6.63     313   $ 9.81     850   $16.38
Weighted average fair value of options
  granted during the year.............          $ 5.00           $21.78           $ 8.72

                      BOTTOMLINE TECHNOLOGIES (de), INC.

   As of June 30, 2001, options to purchase an aggregate of 440,000 shares were available for grant under the Company's five stock option plans. The following table presents weighted-average price and life information about significant option groups outstanding at June 30, 2001:

                         Options Outstanding          Options Exercisable
                ------------------------------------- --------------------
                                Weighted     Weighted             Weighted
                                Average      Average              Average
   Range of       Number       Remaining     Exercise   Number    Exercise
Exercise Prices Outstanding Contractual Life  Price   Exercisable  Price
--------------- ----------- ---------------- -------- ----------- --------
                (in thousands, except per share data)
 $ 0.35-$ 3.30       788       9.67 years     $ 3.21        7      $ 1.09
 $ 3.45-$10.00       890       7.78 years       6.63      342        8.04
 $13.00-$13.00     1,064       8.99 years      13.00      243       13.00
 $13.88-$39.25       761       8.62 years      25.01      157       24.25
 $39.81-$59.00       298       8.58 years      41.46      101       41.50
                   -----                                  ---
                   3,801                                  850
                   =====                                  ===

Warrants

   In April 2000, the Company issued warrants to a company for the right to purchase up to 324,000 shares of common stock at an exercise price of $55.00 per share. The warrants were fully vested and exercisable upon issuance. The Company valued the warrants issued using the Black-Scholes method using assumptions of an expected life of three years and a volatility of 91%. The value of the warrants, $5,861,000, was charged to the results of operations in the fiscal year ended June 30, 2000. At June 30, 2001, none of these warrants had been exercised and all such warrants expire in April 2003.

10. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                                Year Ended June 30,
                                                                       ------------------------------------
                                                                          1999         2000        2001
                                                                         ------      --------    --------
                                                                       (in thousands, except per share data
Numerator:
   Net income (loss).................................................. $4,051       $(14,265)   $(39,999)
   Accretion to redemption value of redeemable common stock...........    (70)            --          --
                                                                         ------      --------    --------
Numerator for basic and diluted earnings (loss) per share available to
  common stockholders................................................. $3,981       $(14,265)   $(39,999)
                                                                         ======      ========    ========
   Denominator:
   Denominator for basic earnings (loss) per share available to
     common stockholders-weighted-average shares outstanding..........  7,988         10,744      12,827
Effect of employee stock options, warrants and redeemable common
  stock...............................................................  1,182             --          --
                                                                         ------      --------    --------
Denominator for diluted earnings (loss) per share available to
  common stockholders.................................................  9,170         10,744      12,827
                                                                         ======      ========    ========
Earnings (loss) per share available to common stockholders:
   Basic.............................................................. $ 0.50       $  (1.33)   $  (3.12)
                                                                         ======      ========    ========
   Diluted............................................................ $ 0.43       $  (1.33)   $  (3.12)
                                                                         ======      ========    ========

                      BOTTOMLINE TECHNOLOGIES (de), INC.

   Options for 1,966,000 and 3,801,000 shares for the years ended June 30, 2000 and 2001, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. Warrants for 631,882 and 731,882 shares for the years ended June 30, 2000 and 2001, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

11. Operations by Industry Segments and Geographic Area

   The Company is a global leader in providing Financial Resource Management solutions to companies in industries such as financial services, health care, technology, communications, education, media, manufacturing and government. As permitted by the provisions of Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information", the Company has one reportable segment for financial statement purposes.

   Prior to the acquisition of Checkpoint on August 28, 2000, the Company did not have material operations outside the United States. Net sales, based on the point of sales, not the location of the customer are as follows:

                                      Year Ended June 30,
                                      -------------------
                                        2000      2001
                                       -------   -------
                                        (in thousands)
Sales to unaffiliated customers:
   United States..................... $49,612   $50,519
   United Kingdom....................      --    26,549
                                       -------   -------
Total sales to unaffiliated customers $49,612   $77,068
                                       =======   =======

   At June 30, 2001, long-lived assets of approximately $22,900,000 and $56,500,000 were located in the United States and United Kingdom, respectively. At June 30, 2000, all long-lived assets were located in the United States.

12. Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109. SFAS No. 109 requires the use of the liability method in which income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                      BOTTOMLINE TECHNOLOGIES (de), INC.

   Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                June 30,
                                           -----------------
                                            2000      2001
                                           -------  --------
                                             (in thousands)
Deferred tax assets:
   Allowances............................. $   438  $    569
   Various accrued expenses...............     411       402
   Inventory..............................      27       287
   Deferred revenue.......................     106       253
   Goodwill amortization..................   2,148     8,112
   Warrants...............................   2,328     2,341
   Net operating loss carryforward........      --     2,464
   Property, plant and equipment..........      --       486
                                           -------  --------
                                             5,458    14,914
   Less: valuation allowance..............  (2,328)  (14,769)
                                           -------  --------
       Total deferred tax assets..........   3,130       145
Deferred tax liabilities:
   Property, plant and equipment..........    (283)       --
   Cash to accrual difference.............      --      (145)
                                           -------  --------
       Total deferred tax liabilities.....    (283)     (145)
                                           -------  --------
       Net deferred tax assets............ $ 2,847  $     --
                                           =======  ========

   SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not, that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined the deferred tax assets are less likely, rather than more likely, to be realized. Accordingly, management has recorded a full valuation allowance of $14,769,000 for its deferred tax assets as of June 30, 2001. The change in the valuation allowance for the current year is $12,441,000.

   At June 30, 2001, the Company has available net US operating loss carry-forwards of $4,619,000, which expire in the year 2021. The Company also has $2,066,000 of foreign net operating losses available.

   In addition to the above deferred tax assets, the Company also has available $1,525,000 of tax benefit attributable to the exercise of non-qualified stock options. When realized, the associated benefit will be recognized as an increase to additional paid-in capital.

                      BOTTOMLINE TECHNOLOGIES (de), INC.

   The provision (benefit) for income taxes consisted of the following:

                                                   Year Ended June 30,
                                                 -----------------------
                                                  1999   2000     2001
                                                 ------ -------  -------
                                                      (in thousands)
Current:
   Federal...................................... $2,021 $   789  $(2,729)
   State........................................    485     246       --
   Foreign......................................     --      --      273
                                                 ------ -------  -------
                                                  2,506   1,035   (2,456)
Deferred:
   Federal......................................    156  (1,587)   2,424
   State........................................     38    (848)     423
   Foreign......................................     --      --      323
                                                 ------ -------  -------
                                                    194  (2,435)   3,170
                                                 ------ -------  -------
                                                 $2,700 $(1,400) $   714
                                                 ====== =======  =======

   Net loss before income taxes for the fiscal year ended June 30, 2001 was approximately $18,413,000 and $20,872,000 for the United States and the United Kingdom, respectively.

   A reconciliation of the federal statutory rate to the effective income tax rate is as follows:

                                                   Year Ended June 30,
                                                  -------------------
                                                  1999  2000    2001
                                                  ----  -----   -----
Tax provision (benefit) at federal statutory rate 34.0% (34.0)% (34.0)%
State taxes, net of federal benefit..............  4.7   (5.9)    1.1
Valuation allowance and deferred tax assets......   --   14.8    24.5
Goodwill amortization............................   --    0.4     9.2
Foreign tax expense..............................   --     --     1.5
Non-deductible expenses..........................  0.3    0.3     0.4
Warrant expense..................................   --   15.5      --
Other............................................  1.0     --    (0.9)
                                                  ----  -----   -----
                                                  40.0%  (8.9)%   1.8%
                                                  ====  =====   =====

                      BOTTOMLINE TECHNOLOGIES (de), INC.

13. Subsequent Events

   From time to time the Company may be named in claims arising in the ordinary course of business. On August 10, 2001, a class action complaint was filed against the Company and the underwriters of the Company's initial public offering in 1999. The complaint asserts, among other things, that the description in the prospectus for the initial public offering was materially false and misleading in describing the compensation to be earned by the underwriters of the offering, and in not describing certain alleged arrangements among underwriters and initial purchasers of the common stock from the underwriters. The Company intends to vigorously defend itself against such complaint. While this proceeding is in its early stages, the Company does not currently believe that the outcome will have a materially adverse impact on its financial condition

   On September 17, 2001 the Company's Board of Directors authorized the repurchase of up to $3 million of the Company's common stock from time to time on the open market or in privately negotiated transactions.

14. Quarterly Financial Data (unaudited):

                                                        For the quarters ended
                     --------------------------------------------------------------------------------------------
                     September 30, December 30, March 31, June 30,  September 30, December 31, March 31, June 30,
                         1999          1999       2000      2000        2000          2000       2001      2001
                     ------------- ------------ --------- --------  ------------- ------------ --------- --------
                                                 (in thousands, except per share data)

Revenues............    $ 8,668      $11,156     $14,250  $ 15,538     $16,085      $22,471    $ 18,982  $ 19,530
Gross Profit........      4,496        6,932       9,567    10,593       9,632       13,573       9,355    10,543
Net income (loss)...     (1,547)      (1,770)        554   (11,502)     (6,941)      (9,118)    (13,345)  (10,595)
Earnings (loss) per
  share.............    $ (0.15)     $ (0.17)    $  0.05  $  (1.05)    $ (0.59)     $ (0.71)   $  (1.03) $  (0.78)
Shares used in
  computing earnings
  (loss) per share..     10,569       10,700      11,914    10,951      11,820       12,916      12,995    13,572

   Revenues, as disclosed above, differ from the Company's previously filed Form 10-Qs due to reclassification for comparative purposes in accordance with Emerging Issues Taskforce Issue 00-10, "Accounting for Shipping and Handling Fees and Costs."