Form 10-Q
period 2001-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2001-11-13
CIK 1073349

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q


        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      OR

        [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________


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


               155 Fleet Street, Portsmouth, New Hampshire 03801
    ------------------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


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

Yes [x] No [ ]

The number of shares outstanding of the registrant's common stock as of November 9, 2001 was 13,817,860.

                                           INDEX


                                                                                                Page No.
                                                                                               ----------
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Unaudited Condensed Consolidated Balance Sheets as of September 30, 2001 and
              June 30, 2001                                                                              1

             Unaudited Condensed Consolidated Statements of Operations for the three months
              ended September 30, 2001 and 2000                                                          2

             Unaudited Condensed Consolidated Statements of Cash Flows for the three months
              ended September 30, 2001 and 2000                                                          3

             Notes to Unaudited Condensed Consolidated Financial Statements                              4

   Item 2.   Management's Discussion and Analysis                                                        7

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                          17

   Item 2.   Changes In Securities and Use of Proceeds                                                  17

   Item 3.   Defaults Upon Senior Securities                                                            17

   Item 4.   Submission of Matters to a Vote of Security Holders                                        17

   Item 5.   Other Information                                                                          17

   Item 6.   Exhibits and Reports on Form 8-K                                                           17

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                      Bottomline Technologies (de), Inc.
                Unaudited Condensed Consolidated Balance Sheets
                                (in thousands)


                                                                      September 30, 2001      June 30, 2001
                                                                      -----------------      ---------------
Assets
Current assets:
  Cash and cash equivalents                                                     $ 14,451            $ 13,247
  Marketable securities                                                              248                   -
  Accounts receivable, net of allowance for doubtful accounts and returns of $1,777 at September 31, 2001 and $1,730 at June 30,
   2001                                                                           17,354              18,871
  Other current assets                                                             4,396               4,930
                                                                                --------            --------
Total current assets                                                              36,449              37,048
Property, plant and equipment, net                                                 6,110               6,316
Goodwill and other intangible assets, net                                         65,220              71,766
Other assets                                                                         866               1,319
                                                                                --------            --------
Total assets                                                                    $108,645            $116,449
                                                                                ========            ========
Liabilities and Stockholders' equity
Current liabilities:
  Accounts payable                                                              $  6,348            $  6,408
  Accrued expenses                                                                 4,813               5,579
  Deferred revenue and deposits                                                   12,213              11,498
                                                                                --------            --------
Total current liabilities                                                         23,374              23,485

Stockholders' equity:
  Common stock                                                                        14                  14
  Additional paid-in-capital                                                     144,800             144,709
  Deferred compensation                                                             (784)               (902)
  Accumulated other comprehensive loss                                              (688)             (3,069)
  Retained deficit                                                               (58,071)            (47,788)
                                                                                --------            --------
Total stockholders' equity                                                        85,271              92,964
                                                                                --------            --------
Total liabilities and stockholders' equity                                      $108,645            $116,449
                                                                                ========            ========

See accompanying notes to unaudited condensed consolidated financial statements.

                      Bottomline Technologies (de), Inc.
           Unaudited Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)



                                                           Three Months Ended
                                                              September 30,
                                                         2001            2000
                                                       --------        --------
Revenues:
  Software licenses                                    $  3,806         $ 5,696
  Service and maintenance                                 9,279           6,845
  Equipment and supplies                                  4,938           3,544
                                                       --------         -------
Total revenues                                           18,023          16,085

Cost of revenues:
  Software licenses                                         396             221
  Service and maintenance                                 4,370           3,507
  Equipment and supplies                                  3,489           2,725
                                                       --------         -------
Total cost of revenues                                    8,255           6,453
                                                       --------         -------
Gross profit                                              9,768           9,632

Operating expenses:
  Sales and marketing:
     Sales and marketing                                  4,572           6,069
  Product development and engineering:
     Product development and engineering                  3,450           2,884
     Stock compensation expense                             100              37
  General and administrative:
     General and administrative                           3,184           2,605
     Amortization of intangible assets                    8,353           3,320
                                                       --------         -------
Total operating expenses                                 19,659          14,915
                                                       --------         -------
Loss from operations                                     (9,891)         (5,283)
Other income (expense), net                                (332)            264
                                                       --------         -------
Loss before provision for income taxes                  (10,223)         (5,019)
Provision for income taxes                                   60           1,922
                                                       --------         -------
Net loss                                               $(10,283)        $(6,941)
                                                       ========         =======
Net loss per share:
   Basic and diluted                                   $  (0.75)        $ (0.59)
                                                       ========         =======

Shares used in computing net loss per share:
   Basic and diluted                                     13,776          11,820
                                                       ========         =======

See accompanying notes to unaudited condensed consolidated financial statements.

                      Bottomline Technologies (de), Inc.
           Unaudited Condensed Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                         2001           2000
                                                                                      ---------      ---------
Operating activities:
Net loss                                                                               $(10,283)      $ (6,941)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
 Amortization of intangible assets                                                        8,353          3,320
 Depreciation and amortization of property and equipment                                    906            729
 Deferred income tax expense                                                                 40          2,106
 Provision for allowances on accounts receivable                                            265             75
 Provision for allowances for obsolescence of inventory                                      21              -
 Deferred compensation expense                                                              100             37
 Changes in operating assets and liabilities:
   Accounts receivable                                                                    1,541         (4,154)
   Inventory, prepaid expenses, refundable taxes, and other current assets and
    other assets                                                                          1,282           (242)
   Accounts payable, accrued expenses, income taxes payable and deferred
    revenue and deposits                                                                   (282)         2,040
                                                                                       --------       --------
Net cash provided by (used in) operating activities                                       1,943         (3,030)

Investing activities:
Purchases of property and equipment, net                                                   (608)          (828)
Sales (purchases) of marketable securities, net                                            (247)         5,030
Increase in equity investments                                                                -         (1,400)
Acquisition of businesses and assets, net of cash acquired                                    -        (11,415)
                                                                                       --------       --------
Net cash used in investing activities                                                      (855)        (8,613)

Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan                    372            784
Repurchase of common stock                                                                 (264)             -
Payment of certain liabilities assumed upon acquisition                                       -        (10,272)
                                                                                       --------       --------
Net cash provided by (used in) financing activities                                         108         (9,488)
Effect of exchange rate changes on cash                                                       8            (12)
                                                                                       --------       --------
Increase (decrease) in cash and cash equivalents                                          1,204        (21,143)
Cash and cash equivalents at beginning of period                                         13,247         27,292
                                                                                       --------       --------
Cash and cash equivalents at end of period                                             $ 14,451       $  6,149
                                                                                       ========       ========

Schedule of non-cash investing and financing activities

Issuance of common stock, common stock options and common stock warrants in
 connection with acquisitions                                                          $       -      $56,558

Issuance of promissory notes in connection with acquisitions                           $       -      $20,356

See accompanying notes to unaudited condensed consolidated financial statements.

                      Bottomline Technologies (de), Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                              September 30, 2001


Note 1  - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC).

     In September 2000, the Financial Accounting Standards Board Emerging Issues Task Force (EITF) published its consensus on EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which required that all shipping and handling amounts billed to a customer be classified as revenue. The Company adopted EITF 00-10 effective April 1, 2001. Prior to adoption, the Company had recorded such amounts as a reduction to cost of sales. Financial statements for prior periods presented for comparative purposes have been reclassified to comply with the classification guidelines of EITF 00-10.


Note 2  - Business Combinations

     The Company acquired the stock of two companies, Checkpoint Holdings, Ltd. (Bottomline Europe) and Flashpoint, Inc. (Flashpoint) on August 28, 2000.
These acquisitions have been accounted for as purchases. Accordingly, the accompanying unaudited condensed consolidated financial statements include the results of operations and the estimated fair values of the assets acquired and liabilities assumed from the respective date of acquisition.

     The following unaudited pro forma financial information presents the combined results of operations of the Company, Bottomline Europe and Flashpoint as if the acquisitions had occurred as of the beginning of the three months ended September 30, 2000, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company, Bottomline Europe and Flashpoint been a single entity during such period.

                                                        Pro Forma
                                                   Three Months Ended
                                                   September 30, 2000
                                                       -----------
                                                       (unaudited)
                                                     (in thousands,
                                                except per share amounts)

     Revenues                                            $ 20,612
     Net loss                                            $(13,301)
     Net loss per share                                  $  (1.04)

Note 3  - Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                 Three Months Ended
                                                                   September 30,
                                                                 2001           2000
                                                              ----------     ----------
                                                                  (in thousands,
                                                             except per share amounts)
Numerator:
 Numerator for basic and diluted net loss per share             $(10,283)       $(6,941)
                                                                ========       ========
Denominator:
 Denominator for basic and diluted net loss per share -
    weighted-average shares outstanding                           13,776         11,820
                                                                ========       ========
Net loss per share:
    Basic and diluted                                           $  (0.75)       $ (0.59)
                                                                ========       ========

     The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share for the three months ended September 30, 2001 and 2000 as their effect would be anti-dilutive.

Note 4  - Comprehensive Loss

     Comprehensive loss represents net loss plus the results of certain stockholders' equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive loss, net of tax, are as follows:

                                                                      Three Months Ended
                                                                        September 30,
                                                                     2001            2000
                                                                    -------         -------
                                                                         (unaudited)
                                                                       (in thousands)

Net loss                                                           $(10,283)        $(6,941)

Other comprehensive income (loss):
   Foreign currency translation adjustments                           2,387             341
   Unrealized gain (loss) on investments                                 (6)             16
                                                                   --------         -------
Comprehensive loss                                                 $ (7,902)        $(6,584)
                                                                   ========         =======

Note 5  - Operations by Industry Segments and Geographic Area

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

     Prior to the acquisition of Checkpoint on August 28, 2000, the Company did not have material operations outside the United States. Net sales, based on the point of sales, not the location of the customer are as follows:

                                              Three Months Ended
                                                 September 30,
                                               2001         2000
                                            ---------    ---------
                                                  (unaudited)
                                                (in thousands)
Sales to unaffiliated customers:
    United States                             $10,463      $12,805
    United Kingdom                              7,560        3,280
                                              -------      -------
Total sales to unaffiliated customers         $18,023      $16,085
                                              =======      =======

     At September 31, 2001, long-lived assets of approximately $20,208,000 and $51,988,000 were located in the United States and United Kingdom, respectively. At June 30, 2001, long-lived assets of approximately $22,900,000 and $56,500,000 were located in the United States and United Kingdom, respectively.

Note 6  - Income Taxes

     In the three months ended September 30, 2001, the Company incurred a substantial operating loss due primarily to the amortization of recently acquired intangible assets. Since amortization expense will continue to be incurred and the Company has utilized its income tax loss carryback benefit, the Company determined that the deferred tax assets are less likely, rather than more likely, to be realized. Accordingly, the Company has recorded a full valuation allowance for its deferred tax assets as of September 30, 2001.

Note 7  - Recent Accounting Pronouncements

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

     Upon adoption of SFAS No. 142, we will cease our annual amortization of goodwill. Our current annual amortization of goodwill is approximately $24 million. The Company currently plans to adopt SFAS No. 142 effective July 1, 2002 (fiscal year 2003).

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. " SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for the disposal of long-lived assets. The Company is required to adopt SFAS No. 144 for the fiscal year beginning after December 15, 2001 (fiscal year 2003) and does not believe it will have a significant impact on its consolidated financial statements.

Note 8  - Subsequent Events

     In October 2001, the Company entered into a lease amendment for its new headquarters facility. In connection with the amendment, the Company reduced the amount of space leased from approximately 83,000 square feet to approximately 62,000 square feet and delayed occupancy to May 2002. In connection with this lease amendment, the Company issued a $2 million irrevocable Letter of Credit to the landlord, secured by $2 million in cash. The Company anticipates closing on an unsecured credit facility during the second quarter of fiscal 2002 and as such, anticipates that the cash will not be secured at December 31, 2001. Also in connection with the lease amendment, the Company issued to the landlord 100,000 shares of common stock and a warrant, valued using the Black-Scholes method, for the right to purchase a total of 100,000 shares of common stock at an exercise price of $4.25 per share. The warrant, which expires in October 2004, was fully vested and exercisable upon issuance. The fair value of the common stock and warrant issued, $750,000, will be capitalized and amortized as rent expense over the term of the lease.

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

Results of Operations

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues

     Total revenues increased by $1.9 million to $18.0 million in the three months ended September 30, 2001 from $16.1 million in the three months ended September 30, 2000, an increase of 12%. The increase was attributable to a full quarter of revenue contribution from Bottomline Europe, offset by delayed business decisions and the disruption of business experienced in the U.S. marketplace during September. Revenues, based on the point of sales, rather than the location of the customer, were $10.4 million and $7.6 million in the United States and United Kingdom, respectively, for the three months ended September 30, 2001. Revenues for the three months ended September 30, 2000 were $12.8 million and $3.3 million in the United States and United Kingdom, respectively.

     Software Licenses. Software license fees decreased by $1.9 million to $3.8 million in the three months ended September 30, 2001 from $5.7 million in the three months ended September 30, 2000, a decrease of 33%. Software license fees represented 21% of total revenues in the three months ended September 30, 2001 compared to 35% of total revenues in the three months ended September 30, 2000. The decrease in software license fees was due primarily to the disruption of business experienced in the U.S. marketplace during September, offset by a full quarter of revenue contribution from Bottomline Europe. Based on current product plans, we anticipate software license fees, as a percentage of total revenues, will return to historic percentages by the end of the fiscal year.

     Service and Maintenance. Service and maintenance fees increased by $2.5 million to $9.3 million in the three months ended September 30, 2001 from $6.8 million in the three months ended September 30, 2000, an increase of 36%. Service and maintenance fees represented 52% of total revenues in the three months ended September 30, 2001 compared to 43% of total revenues in the three months ended September 30, 2000. The increase in service and maintenance fees was the result of a full quarter of revenue contribution from Bottomline Europe as well as large service contracts from our installed customer base. Based on current product plans, we anticipate service and maintenance revenue dollars will continue to increase, but will decrease as a percentage of total revenues by the end of the fiscal year.

     Equipment and Supplies. Equipment and supplies sales increased by $1.3 million to $4.9 million in the three months ended September 30, 2001 from $3.6 million in the three months ended September 30, 2000, an increase of 39%. Equipment and supplies sales represented 27% of total revenues in the three months ended September 30, 2001 compared to 22% of total revenues in the three months ended September 30, 2000. The increase in equipment and supplies sales was primarily the result of a full quarter of revenue contribution from Bottomline Europe offset by delayed IT and capital spending by businesses in the U.S. marketplace during the fiscal quarter. Based on current product plans, we anticipate equipment and supplies revenues will not change significantly during the remainder of the fiscal year.

Cost of Revenues

     Software Licenses. Software license costs increased by $175,000 to $396,000 in the three months ended September 30, 2001 from $221,000 in the three months ended September 30, 2000. Software license costs were 10% of software license fees in the three months ended September 30, 2001 compared to 4% of software license fees in the three months ended September 30, 2000. The increase in software license costs was attributable to a full quarter of contribution from Bottomline Europe which generates lower software license margins than historically experienced by the Company in the U.S. We anticipate software license costs, as a percentage of software license revenues, will not change significantly during the remainder of the fiscal year.

     Service and Maintenance. Service and maintenance costs increased by approximately $900,000 to $4.4 million in the three months ended September 30, 2001 from $3.5 million in the three months ended September 30, 2000, an increase of 25%. Service and maintenance costs were 47% of service and maintenance fees in the three months ended September 30, 2001 compared to 51% of service and maintenance fees in the three months ended September 30, 2000 due to higher margins on certain large service contracts. Service and maintenance costs increased due to a full quarter of contribution from Bottomline Europe. We anticipate service and maintenance costs, as a percentage of service and maintenance revenues, will not change significantly during the remainder of the fiscal year.

     Equipment and Supplies. Equipment and supplies costs increased by approximately $800,000 to $3.5 million in the three months ended September 30, 2001 from $2.7 million in the three months ended September 30, 2000, an increase of 28%. Equipment and supplies costs were 71% of equipment and supplies sales in the three months ended September 30, 2001 compared to 77% of equipment and supplies sales in the three months ended September 30, 2000. Equipment and supplies costs increased due to a full quarter of contribution from Bottomline Europe, offset by lower costs associated with the lower equipment and supplies revenue of the Company in the U.S. Equipment and supplies costs decreased as a percentage of revenue principally due to higher equipment and supplies margins experienced by Bottomline Europe. We anticipate that equipment and supplies costs, as a percentage of revenues, will not change significantly during the remainder of the fiscal year.

Operating Expenses

Sales and Marketing:

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses decreased by $1.5 million to $4.6 million in the three months ended September 30, 2001 from $6.1 million in the three months ended September 30, 2000, a decrease of 25%. Sales and marketing expenses were 25% of total revenues in the three months ended September 30, 2001 compared to 38% of total revenues in the three months ended September 30, 2000. The dollar decrease was due primarily to cost reductions implemented in the fourth quarter of the prior fiscal year offset by a full quarter of contribution from Bottomline Europe. We anticipate that sales and marketing expenses will not change significantly as a percentage of revenues during the remainder of the fiscal year.

Product Development and Engineering:

     Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by approximately $600,000 to $3.5 million in the three months ended September 30, 2001 from $2.9 million in the three months ended September 30, 2000, an increase of 20%. Product development and engineering expenses were 19% of total revenues in the three months ended September 30, 2001 compared to 18% of total revenues in the three months ended September 30, 2000. The increase was due primarily to the full quarter contribution of product development and engineering expenses from Flashpoint and Bottomline Europe offset by cost reductions implemented in the fourth quarter of the prior fiscal year. We believe that product development and engineering costs, as a percentage of revenues, will not change significantly during the remainder of the fiscal year.

     Stock Compensation Expense. In connection with our acquisition of Flashpoint, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense increased by $63,000 in the three months ended September 30, 2001 from $37,000 in the three months ended September 30, 2000, an increase of 170%. The increase was due to a full quarter of stock compensation expense recorded in the current quarter.

General and Administrative:

     General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by approximately $600,000 to $3.2 million in the three months ended September 30, 2001 from $2.6 million in the three months ended September 30, 2000, an increase of 22%. General and administrative expenses were 18% of total revenues in the three months ended September 30, 2001 compared to 16% of total revenues in the three months ended September 30, 2000. The dollar increase was due primarily to a full quarter of general and administrative expenses from our Bottomline Europe and Flashpoint acquisitions, offset by cost reductions implemented in the fourth quarter of the prior fiscal year. We anticipate that general and administrative expenses will not change significantly during the remainder of the fiscal year.

     Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions increased by $5.1 million to $8.4 million in the three months ended September 30, 2001 from approximately $3.3 million in the three months ended September 30, 2000. The increase was due to a full quarter of amortization expense recorded in the current quarter. We expect to incur a consistent amount of such amortization expense during the remainder of the fiscal year.

Other Income (Expense), Net:

     Other income (expense), net consists of interest income less interest and other expense. Other income (expense), net increased by $596,000 to net expense of $332,000 in the three months ended September 30, 2001 from income of $264,000 in the three months ended September 30, 2000. The increase in expense was due primarily to a write down of an equity investment during the quarter. We expect to generate other income during the remainder of the fiscal year.

Provision (Benefit) for Income Taxes:

     The provision for income taxes was approximately $60,000 in the three months ended September 30, 2001 compared with a provision of $1.9 million in the three months ended September 30, 2000. In the three months ended September 30, 2001, we incurred a substantial operating loss due primarily to the amortization of recently acquired intangible assets. At September 30, 2001, the provision for income taxes consisted of a small amount of U.S. state tax expense which will be incurred irrespective of our net operating loss position, and tax expense associated with the activities of Bottomline Europe which files a statutory tax return under the tax jurisdiction of the U.K. At September 30, 2001, we had utilized our income tax loss carryback benefit and, accordingly, had recorded a full valuation allowance for our deferred tax assets since they are less likely, rather than more likely, to be realized.

Liquidity and Capital Resources

     We have financed our operations primarily from cash provided by the sale of our common stock and operating activities. We had net working capital of $13.1 million at September 30, 2001, which included cash, cash equivalents and marketable securities totaling $14.7 million.

     In August 2000, we entered into a ten-year lease for approximately 83,000 square feet of space for a new headquarters facility in Portsmouth, New Hampshire. In October 2001, we entered into a lease amendment for the new headquarters facility. In connection with the amendment, the Company reduced the amount of space leased from approximately 83,000 square feet to approximately 62,000 square feet and delayed occupancy to May 2002. Total lease payments for this new facility, which we anticipate will commence with occupancy in May 2002, will be approximately $11.2 million. In connection with this lease amendment, the Company issued a $2 million irrevocable Letter of Credit to the landlord, secured by $2 million in cash. We anticipate closing on an unsecured credit facility during the second quarter of fiscal 2002 and as such, anticipate that the cash will not be secured at December 31, 2001. Also in connection with the lease amendment, we issued to the landlord 100,000 shares of our common stock and a warrant, valued using the Black-Scholes method, for the right to purchase a total of 100,000 shares of common stock at an exercise price of $4.25 per share. The warrant, which expires in October 2004, was fully vested and exercisable upon issuance. The fair value of the common stock and warrant issued, $750,000, will be capitalized and amortized as rent expense over the term of the lease.

     Cash provided by operating activities was $1.9 million in the three months ended September 30, 2001 and cash used in operating activities was $3.0 million in the three months ended September 30, 2000. Net cash provided by operating activities for the three months ended September 30, 2001 was the result of decreases in accounts receivable, inventory and prepaid expenses and increases in deferred revenue, offset by the net loss and decreases in accounts payable and accrued expenses.

     Net cash used in investing activities was $855,000 in the three months ended September 30, 2001 and $8.6 million in the three months ended September 30, 2000. Cash was used in the three months ended September 30, 2001 to acquire property and equipment and short-term investments.

     Net cash provided by financing activities was $108,000 in the three months ended September 30, 2001 and net cash used in financing activities was $9.5 million in the three months ended September 30, 2000. Net cash provided by financing activities was the result of net proceeds from the issuance of stock pursuant to our employee stock purchase plan offset by the repurchase of common stock under our Stock Repurchase Program, approved by the Board of Directors on September 17, 2001. Common shares repurchased during the quarter and held in the treasury had been reissued as of September 30, 2001 in connection with shares issued under our employee stock purchase plan.

     We have generated positive cash flow from operations of approximately $1.9 million during the three months ended September 30, 2001. We believe that our cash, cash equivalents and short-term investments on hand will be sufficient to meet our working capital requirements for at least the next twelve months. We also may receive additional investments from, and make investments in other companies.

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

     As a result of recent unfavorable economic conditions and reduced capital spending, demand for our products and services has been adversely affected. In connection with the slowdown, we previously announced in the fourth quarter of fiscal 2001 that we instituted several cost reduction initiatives in order to improve our profitability, including the reduction of U.S. headcount by approximately 10%, the elimination of two group executive positions and the consolidation of two satellite offices. If current economic conditions continue or worsen, we may experience a material adverse impact on our business, operating results, and financial condition.

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

OUR FUTURE FINANCIAL RESULTS WILL DEPEND UPON CONTINUED MARKET ACCEPTANCE OF OUR NETTRANSACT, BANKQUEST AND IPOINT PRODUCT OFFERINGS

     If the NetTransact, BankQuest and iPoint products that we offer as the result of our acquisitions do not continue to achieve market acceptance, our future financial results will be adversely affected. We acquired the NetTransact bill presentment software from The Northern Trust Company, a financial institution, in July 1999. The NetTransact product was generally available in February 2000. We acquired the web-based BankQuest cash management software in our acquisition of Integrated Cash Management Services, Inc. in October 1999. The BankQuest software was generally available in April 2000. Bottomline Europe, which we acquired in August 2000, offers the iPoint solution, which became generally available in April 2000. If any of these products has any unanticipated performance problems or bugs, or does not enjoy wide commercial success, our long-term business strategy would be adversely affected.

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

 .    developments and changes relating to the Internet that we must address as we introduce any new products.

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

UNDETECTED BUGS IN OUR SOFTWARE COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR SOFTWARE AND DEMAND FOR OUR PRODUCTS

     Our software products could contain errors or "bugs" that we have not been able to detect which could adversely affect their performance and reduce demand for our products. Any defects or errors in products, such as NetTransact, BankQuest or iPoint, or enhancements could harm our customer relationships and result in negative publicity regarding us and our products, which could have a material adverse effect on our business, operating results and financial condition.

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

WE MAY INCUR SIGNIFICANT COSTS FROM CLASS ACTION LITIGATION DUE TO THE EXPECTED VOLATILITY OF OUR COMMON STOCK

     In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In August 2001, we were named in a securities class action litigation in connection with our initial public offering of common stock. We could incur substantial costs and experience a diversion of our management's attention and resources in connection with such litigation and it could have a material adverse effect on our business, financial condition and results of operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     On July 25, 2001, an action was filed against BancBoston Robertson Stephens, an underwriter of our initial public offering, in the United States District Court for the Southern District of New York. The complaint in the action does not name us, or any of our officers or directors, and asserts claims against the underwriter similar to those described in the Cyrek action described below. As the Cyrek action also names BancBoston Robertson Stephens as a defendant, there is a possibility that this action will be consolidated with the Cyrek action.

     On August 10, 2001, a class action complaint was filed against us in the United States District Court for the Southern District of New York: Paul Cyrek
v. Bottomline Technologies, Inc.; Daniel M. McGurl; Robert A. Eberle; Fleetboston Robertson Stephens, Inc.; Deutsche Banc Alex Brown Inc.; CIBC World Markets; and J.P. Morgan Chase & Co. The complaint filed in the action asserts claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint asserts, among other things, that the description in our prospectus for our initial public offering was materially false and misleading in describing the compensation to be earned by the underwriters of our offering, and in not describing certain alleged arrangements among underwriters and initial purchasers of our common stock from the underwriters. The complaint seeks damages (or in the alternative tender of the plaintiff and class's Bottomline common stock and rescission of their purchases of our common stock purchased in the initial public offering), costs, attorneys' fees, experts' fees and other expenses.

     We intend to vigorously defend our self against such complaint. While this proceeding is in its early stages, we do not currently believe that the outcome will have a material adverse impact on our financial condition. There have not been any material developments in this litigation since it first became a reportable event.

Item 2.   Changes In Securities And Use Of Proceeds

Changes in Rights and Classes of Stock

     None.

Sales of Unregistered Securities

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission Of Matters To a Vote Of Security Holders

     No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fiscal quarter ended September 30, 2001.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports On Form 8-K

   (a)    Exhibits:

     See the Exhibit Index on page 19 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

   (b)    Reports on Form 8-K:

     None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Bottomline Technologies (de), Inc.


Date: November 13, 2001     By: /s/ Robert A. Eberle
                                --------------------

                            Robert A. Eberle
                            Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Secretary
                            (Principal Financial and Accounting Officer)

                                 Exhibit Index



Exhibit Number   Description
--------------   -----------

10.1 Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.

10.2 Common Stock Purchase Warrant for 100,000 shares of common stock, $.001 par value of the Registrant, issued to 325 Corporate Drive II, LLC as of October 1, 2001.