Form 10-Q
period 2001-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2002-02-14
CIK 1073349

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-25259

                       Bottomline Technologies (de), Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                       02-0433294
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                               Identification No.)

                   155 Fleet Street, Portsmouth, New Hampshire
                                      03801
                   -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (603) 436-0700
                             ----------------------
               Registrant's telephone number, including area code

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares outstanding of the registrant's common stock as of January 31, 2002 was 15,825,210.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

            Unaudited Condensed Consolidated Balance Sheets as of
              December 31, 2001 and June 30, 2001                          1

            Unaudited Condensed Consolidated Statements of
              Operations for the three and six months ended
              December 31, 2001 and 2000                                   2

            Unaudited Condensed Consolidated Statements of Cash
              Flows for the six months ended December 31, 2001 and
              2000                                                         4

            Notes to Unaudited Condensed Consolidated Financial
              Statements                                                   5

      Item 2. Management's Discussion and Analysis                         9

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                           21

      Item 2. Changes In Securities and Use of Proceeds                   21

      Item 3. Defaults Upon Senior Securities                             21

      Item 4. Submission of Matters to a Vote of Security Holders         22

      Item 5. Other Information                                           22

      Item 6. Exhibits and Reports on Form 8-K                            22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 Bottomline Technologies (de), Inc.
          Unaudited Condensed Consolidated Balance Sheets
                           (in thousands)

                                                       December 31,      June 30,
                                                           2001            2001
                                                       ------------    ------------
Assets
Current assets:
  Cash and cash equivalents                                $ 14,345       $  13,247
  Short-term investments                                      2,000              --
  Accounts receivable, net of allowance for doubtful
    accounts and returns of $1,730 at December 31,
    2001 and June 30, 2001                                   16,201          18,871
  Other current assets                                        4,147           4,930
                                                           --------       ---------
Total current assets                                         36,693          37,048
Property, plant and equipment, net                            5,162           6,316
Goodwill and other intangible assets, net                    56,271          71,766
Other assets                                                  1,740           1,319
                                                           --------       ---------
Total assets                                               $ 99,866       $ 116,449
                                                           ========       =========
Liabilities and Stockholders' equity
Current liabilities:
  Accounts payable                                         $  6,154       $   6,408
  Accrued expenses                                            5,797           5,579
  Deferred revenue and deposits                              12,730          11,498
                                                           --------       ---------
Total current liabilities                                    24,681          23,485

Stockholders' equity:
  Common stock                                                   14              14
  Additional paid-in-capital                                145,641         144,709
  Deferred compensation                                        (681)           (902)
  Accumulated other comprehensive loss                       (1,320)         (3,069)
  Treasury stock                                             (1,292)             --
  Retained deficit                                          (67,177)        (47,788)
                                                           --------       ---------
Total stockholders' equity                                   75,185          92,964
                                                           --------       ---------
Total liabilities and stockholders' equity                 $ 99,866       $ 116,449
                                                           ========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                       Bottomline Technologies (de), Inc.
            Unaudited Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                           Three Months Ended
                                                               December 31,
                                                            2001         2000
                                                          --------     --------

Revenues:
  Software licenses                                       $  4,465     $  7,638
  Service and maintenance                                   10,042        9,072
  Equipment and supplies                                     5,681        5,761
                                                          --------     --------
Total revenues                                              20,188       22,471

Cost of revenues:
  Software licenses                                            272          366
  Service and maintenance                                    5,173        4,679
  Equipment and supplies                                     4,178        3,853
                                                          --------     --------
Total cost of revenues                                       9,623        8,898
                                                          --------     --------
Gross profit                                                10,565       13,573

Operating expenses:
  Sales and marketing:
     Sales and marketing                                     4,916        6,223
  Product development and engineering:
     Product development and engineering                     3,666        3,577
     Stock compensation expense                                104          109
  General and administrative:
     General and administrative                              2,667        3,829
     Amortization of intangible assets                       8,366        8,684
                                                          --------     --------
Total operating expenses                                    19,719       22,422
                                                          --------     --------
Loss from operations                                        (9,154)      (8,849)
Other income (expense), net                                     78         (318)
                                                          --------     --------
Loss before provision (benefit) for income taxes            (9,076)      (9,167)
Provision (benefit) for income taxes                            30          (49)
                                                          --------     --------
Net loss                                                  $ (9,106)    $ (9,118)
                                                          ========     ========
Net loss per share:
   Basic and diluted                                      $  (0.66)    $  (0.71)
                                                          ========     ========

Shares used in computing net loss per share:
   Basic and diluted                                        13,822       12,916
                                                          ========     ========

See accompanying notes to unaudited condensed consolidated financial statements.

                       Bottomline Technologies (de), Inc.
            Unaudited Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                            Six Months Ended
                                                              December 31,
                                                           2001          2001
                                                         --------      --------

Revenues:
  Software licenses                                      $  8,271      $ 13,334
  Service and maintenance                                  19,320        15,917
  Equipment and supplies                                   10,619         9,305
                                                         --------      --------
Total revenues                                             38,210        38,556

Cost of revenues:
  Software licenses                                           668           587
  Service and maintenance                                   9,543         8,186
  Equipment and supplies                                    7,666         6,578
                                                         --------      --------
Total cost of revenues                                     17,877        15,351
                                                         --------      --------
Gross profit                                               20,333        23,205

Operating expenses:
  Sales and marketing:
     Sales and marketing                                    9,488        12,292
  Product development and engineering:
     Product development and engineering                    7,116         6,461
     Stock compensation expense                               204           146
  General and administrative:
     General and administrative                             5,851         6,434
     Amortization of intangible assets                     16,719        12,004
                                                         --------      --------
Total operating expenses                                   39,378        37,337
                                                         --------      --------
Loss from operations                                      (19,045)      (14,132)
Other expense, net                                           (254)          (54)
                                                         --------      --------
Loss before provision for income taxes                    (19,299)      (14,186)
Provision for income taxes                                     90         1,873
                                                         --------      --------
Net loss                                                 $(19,389)     $(16,059)
                                                         ========      ========
Net loss per share:
   Basic and diluted                                     $  (1.41)     $  (1.30)
                                                         ========      ========

Shares used in computing net loss per share:
   Basic and diluted                                       13,799        12,368
                                                         ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                       Bottomline Technologies (de), Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                             Six Months Ended
                                                                               December 31,
                                                                             2001        2000
                                                                           --------    --------
Operating activities:
Net loss                                                                   $(19,389)   $(16,059)
Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Amortization of intangible assets                                        16,719      12,004
    Depreciation and amortization of property and equipment                   1,627       1,633
    Provision for allowances on accounts receivable                             313         156
    Deferred compensation expense                                               204         146
    Deferred income tax expense                                                  40       2,107
    Provision for allowances for obsolescence of inventory                       21          --
    Changes in operating assets and liabilities:
       Accounts receivable                                                    2,577      (2,844)
       Other current assets                                                   1,680      (1,211)
       Accounts payable, accrued expenses and deferred revenue and deposits
                                                                              1,089      (1,155)
                                                                           --------    --------
Net cash provided by (used in) operating activities                           4,881      (5,223)

Investing activities:
Sales (purchases) of short-term investments, net                             (2,000)      7,166
Purchases of property and equipment, net                                       (670)     (1,219)
Increase in equity investments                                                   --      (1,400)
Acquisition of businesses and assets, net of cash acquired                       --     (11,415)
                                                                           --------    --------
Net cash used in investing activities                                        (2,670)     (6,868)

Financing activities:
Repurchase of common stock                                                   (1,292)         --
Proceeds from employee stock purchase plan and exercise of stock options        198       1,370
Payment of bank financing fees                                                  (25)         --
Payment of certain liabilities assumed upon acquisition                          --     (10,272)
                                                                           --------    --------
Net cash used in financing activities                                        (1,119)     (8,902)
Effect of exchange rate changes on cash                                           6         (33)
                                                                           --------    --------
Increase (decrease) in cash and cash equivalents                              1,098     (21,026)
Cash and cash equivalents at beginning of period                             13,247      27,292
                                                                           --------    --------
Cash and cash equivalents at end of period                                 $ 14,345    $  6,266
                                                                           ========    ========

Schedule of non-cash investing and financing activities

Issuance of common stock, common stock options and common stock
  warrants                                                                 $    750    $ 56,558

Issuance of promissory notes in connection with acquisitions                     --    $ 20,356

See accompanying notes to unaudited condensed consolidated financial statements.

                       Bottomline Technologies (de), Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 2001

Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC).

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

      The following unaudited pro forma financial information presents the combined results of operations of the Company, Bottomline Europe and Flashpoint as if the acquisitions had occurred as of the beginning of the six months ended December 31, 2000, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company, Bottomline Europe and Flashpoint been a single entity during such period.

                                                Pro Forma
                                            Six Months Ended
                                            December 31, 2000
                                        -------------------------
                                               (unaudited)
                                             (in thousands,
                                        except per share amounts)

            Revenues                            $  43,083
            Net loss                            $ (22,419)
            Net loss per share                  $   (1.74)

Note 3 - Financing Arrangements

      The Company entered into a Loan and Security Agreement (Credit Facility), dated December 28, 2001, providing for borrowings of up to $5 million. Eligible borrowings are based on a borrowing base calculation of the Company's eligible accounts receivable as defined in the Credit Facility. Borrowings under the Credit Facility bear interest at the bank's prime rate (4.75% at December 28, 2001) plus one-half of one percent and are due on December 28, 2002, the expiration date of the Credit Facility. Borrowings under the Credit Facility are secured by substantially all U.S. owned assets of the Company and the Company is subject to certain financial covenants as outlined in the Credit Facility. The Credit Facility also provides for the bank to issue up to $2 million in letters of credit for, and on behalf of the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At December 31, 2001, a $2 million letter of credit has been issued to the Company's landlord as part of a lease amendment for a new corporate headquarters. There were no borrowings under the Credit Facility at December 31, 2001.

     The Company's subsidiary Bottomline Europe entered into a Committed Overdraft Facility (Overdraft Facility), dated December 18, 2001, providing for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility bear interest at the bank's base rate (4% at December 18, 2001) plus 2% and are due on December 31, 2002, the expiration date of the Overdraft Facility. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe. There were no borrowings under the Overdraft Facility at December 31, 2001.


Note 4 - Commitments and Contingent Liabilities

      In October 2001, the Company entered into a lease amendment for its new headquarters facility. In connection with the amendment, the Company reduced the amount of space leased from approximately 83,000 square feet to approximately 62,000 square feet and delayed occupancy until May 2002. In connection with the lease amendment, the Company's bank issued a $2 million Letter of Credit to the landlord under the Company's Credit Facility (see Note 3). Also in connection with the lease amendment, the Company issued to the landlord 100,000 shares of common stock and a warrant, valued using the Black-Scholes method, to purchase an additional 100,000 shares of common stock at an exercise price of $4.25 per share. The warrant, which expires in October 2004, was fully vested and exercisable upon issuance. The fair value of the common stock and warrant issued, $750,000, will be capitalized and amortized as rent expense over the term of the lease.

Note 5 - Net Loss Per Share

      The following table sets forth the computation of basic and diluted net loss per share:

                                                           Three Months Ended       Six Months Ended
                                                              December 31,            December 31,
                                                            2001        2000        2001        2000
                                                          -------     -------      ------     --------
                                                                         (in thousands,
                                                                   except per share amounts)
Numerator:
 Numerator for basic and diluted net loss per share       $ (9,106)   $ (9,118)   $(19,389)   $(16,059)
                                                          ========    ========    ========    ========
Denominator:
 Denominator for basic and diluted net loss per share -
    weighted-average shares outstanding                     13,822      12,916      13,799      12,368
                                                          ========    ========    ========    ========
Net loss per share:
    Basic and diluted                                     $  (0.66)   $  (0.71)   $  (1.41)   $  (1.30)
                                                          ========    ========    ========    ========

      The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share for the three and six months ended December 31, 2001 and 2000, as their effect would be anti-dilutive.

Note 6 - Comprehensive Loss

      Comprehensive loss represents net loss plus the results of certain stockholders' equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive loss, net of tax, are as follows:

                                               Three Months Ended       Six Months Ended
                                                  December 31,            December 31,
                                                2001        2000        2001        2000
                                              --------    --------    --------    --------
                                                               (unaudited)
                                                              (in thousands)
Net loss                                      $ (9,106)   $ (9,118)   $(19,389)   $(16,059)

Other comprehensive income (loss):
   Foreign currency translation adjustments       (632)        690       1,755       1,031
   Unrealized gain (loss) on investments            --           4          (6)         20
                                              --------    --------    --------    --------
Comprehensive loss                            $ (9,738)   $ (8,424)   $(17,640)   $(15,008)
                                              ========    ========    ========    ========

Note 7 - Operations by Industry Segments and Geographic Area

      The Company is a global technology provider of financial software solutions that are sold to businesses and financial institutions. As permitted by the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information", the Company has one reportable segment for financial statement purposes.

      Prior to the acquisition of Bottomline Europe on August 28, 2000, the Company did not have material operations outside the United States. Net sales, based on the point of sales, not the location of the customer, are as follows:

                                         Three Months Ended     Six Months Ended
                                            December 31,          December 31,
                                          2001       2000       2001       2000
                                        --------   --------   --------   --------
                                                       (unaudited)
                                                     (in thousands)
Sales to unaffiliated customers:
    United States                       $ 13,120   $ 14,639   $ 23,582   $ 27,444
    United Kingdom                         7,068      7,832     14,628     11,112
                                        --------   --------   --------   --------
Total sales to unaffiliated customers   $ 20,188   $ 22,471   $ 38,210   $ 38,556
                                        ========   ========   ========   ========

      At December 31, 2001, long-lived assets of approximately $18,300,000 and $44,900,000 were located in the United States and United Kingdom, respectively. At June 30, 2001, long-lived assets of approximately $22,900,000 and $56,500,000 were located in the United States and United Kingdom, respectively.

Note 8 - Income Taxes

      In the three and six months ended December 31, 2001, the Company incurred a substantial operating loss due primarily to the amortization of intangible assets. Since amortization expense will continue to be incurred and the Company has utilized its income tax loss carryback benefit, the Company determined that the deferred tax assets are less likely, rather than more likely, to be realized. Accordingly, the Company has recorded a full valuation allowance for its deferred tax assets as of December 31, 2001.

Note 9 - Recent Accounting Pronouncements

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

      SFAS No. 142 must be adopted for fiscal years beginning after December 15, 2001 (fiscal 2003 for the Company). Under the provisions of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimable residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets are subject to the impairment provisions of SFAS No. 144 (discussed below). Goodwill and intangible assets with indefinite useful lives will be tested for impairment annually, or more frequently when events or circumstances occur indicating that goodwill might be impaired, in lieu of being amortized. Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized until adoption of SFAS No.
142. Upon adoption, the Company is required to perform a transitional impairment test on all indefinite lived intangible assets. To the extent that an impairment charge is required, it will be treated as a cumulative effect of a change in accounting principle.

      The Company is in the process of determining the impact of SFAS 142 and expects to complete its analysis, including the transitional impairment test, during the first quarter of fiscal year 2003. Amounts that were previously capitalized and treated as the separate intangible asset "Assembled Workforce" will be reclassified to goodwill, since under SFAS 142 amounts paid relative to assembled workforce do not meet the requirements of an intangible asset that can be separately stated. Upon adoption, the Company will cease its annual amortization of goodwill and any amounts reclassified to goodwill. The Company's current annual amortization of goodwill and assembled workforce is approximately $26 million. The Company currently plans to adopt SFAS No. 142 effective July 1, 2002 (fiscal year 2003).

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

      In November 2001, the FASB issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", which requires that all out-of-pocket expenses billed to a customer be classified as revenue. The Company has previously treated reimbursement for such expense as a reduction to cost of sales, and will reclassify such amounts to revenue upon adoption. The Company is required to adopt FASB Staff Announcement Topic No. D-103 for financial reporting periods beginning after December 15, 2001. The Company plans to adopt FASB Staff Announcement Topic No. D-103 effective January 1, 2002 and does not believe it will have a significant impact on its consolidated financial statements.

Note 10 - Subsequent Events

      On January 8, 2002, the Company entered into a stock purchase agreement with funds affiliated with General Atlantic Partners, LLC ("General Atlantic"), a global private equity investment firm. General Atlantic paid $22.3 million for
2.7 million shares, 2.1 million of which were newly issued shares sold by the Company generating gross proceeds of $17.3 million to the Company. The balance of the shares were sold in equal amounts by two directors who were the cofounders of the Company, one of whom is the chief executive officer. Pursuant to the terms of the transaction, the Company entered into a registration rights agreement dated January 15, 2002 with General Atlantic and a partner designee of General Atlantic joined the Company's board of directors. The closing date of this transaction was January 15, 2002.

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

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Revenues

      Total revenues decreased by $2.3 million to $20.2 million in the three months ended December 31, 2001 from $22.5 million in the three months ended December 31, 2000, a decrease of 10%. The decrease in total revenues was due primarily to delayed business decisions as a result of the economic slowdown. Revenues, based on the point of sales, rather than the location of the customer, were $13.1 million and $7.1 million in the United States and United Kingdom, respectively, for the three months ended December 31, 2001. Revenues for the three months ended December 31, 2000 were $14.7 million and $7.8 million in the United States and United Kingdom, respectively.

      Software Licenses. Software license revenues decreased by $3.1 million to $4.5 million in the three months ended December 31, 2001 from $7.6 million in the three months ended December 31, 2000, a decrease of 42%. Software license revenues represented 22% of total revenues in the three months ended December 31, 2001 compared to 34% of total revenues in the three months ended December 31, 2000. The decrease in software license revenues was due primarily to delayed business decisions as a result of the economic slowdown. Based on current product plans, we anticipate software license revenues, as a percentage of total revenues, will continue at levels consistent with or above the second quarter throughout the remainder of the fiscal year.

      Service and Maintenance. Service and maintenance revenues increased by approximately $900,000 to $10.0 million in the three months ended December 31, 2001 from $9.1 million in the three months ended December 31, 2000, an increase of 11%. Service and maintenance revenues represented 50% of total revenues in the three months ended December 31, 2001 compared to 40% of total revenues in the three months ended December 31, 2000. The increase in service and maintenance revenues was the result of increased service and maintenance revenue contribution by Bottomline Europe and increased revenue from our existing installed customer base in the United States. Based on current product plans, we anticipate service and maintenance revenue dollars will continue at levels consistent with the second quarter throughout the remainder of the fiscal year.

      Equipment and Supplies. Equipment and supplies sales decreased by approximately $100,000 to $5.7 million in the three months ended December 31, 2001 from $5.8 million in the three months ended December 31, 2000, a decrease of 1%. Equipment and supplies sales represented 28% of total revenues in the three months ended December 31, 2001 compared to 26% of total revenues in the three months ended December 31, 2000. Based on current product plans, we anticipate equipment and supplies revenue dollars will not change significantly during the remainder of the fiscal year.

Cost of Revenues

      Software Licenses. Software license costs decreased by approximately $94,000 to $272,000 in the three months ended December 31, 2001 from $366,000 in the three months ended December 31, 2000. Software license costs were 6% of software license revenues in the three months ended December 31, 2001 compared to 5% of software license revenues in the three months ended December 31, 2000. The decrease in software license costs was attributable to the associated decrease in software license revenues. We anticipate software license costs, as a percentage of software license revenues, will not change significantly during the remainder of the fiscal year.

      Service and Maintenance. Service and maintenance costs increased by approximately $500,000 to $5.2 million in the three months ended December 31, 2001 from $4.7 million in the three months ended December 31, 2000, an increase of 11%. Service and maintenance costs remained constant at 52% of service and maintenance revenues in the three months ended December 31, 2001 and 2000. We anticipate service and maintenance costs, as a percentage of service and maintenance revenues, will not change significantly during the remainder of the fiscal year.

      Equipment and Supplies. Equipment and supplies costs increased by approximately $400,000 to $4.2 million in the three months ended December 31, 2001 from $3.8 million in the three months ended December 31, 2000, an increase of 8%. Equipment and supplies costs were 74% of equipment and supplies sales in the three months ended December 31, 2001 compared to 67% of equipment and supplies sales in the three months ended December 31, 2000. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was due to a large equipment order for a single customer during the quarter at lower than historic margins. We anticipate that equipment and supplies costs, as a percentage of revenues, will return to historic levels during the remainder of the fiscal year.

Operating Expenses

Sales and Marketing:

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses decreased by $1.3 million to $4.9 million in the three months ended December 31, 2001 from $6.2 million in the three months ended December 31, 2000, a decrease of 21%. Sales and marketing expenses were 24% of total revenues in the three months ended December 31, 2001 compared to 28% of total revenues in the three months ended December 31, 2000. The dollar decrease was due primarily to cost reductions implemented in the fourth quarter of the prior fiscal year. We anticipate that sales and marketing expenses will not change significantly as a percentage of revenues during the remainder of the fiscal year.

Product Development and Engineering:

      Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by approximately $100,000 to $3.7 million in the three months ended December 31, 2001 from $3.6 million in the three months ended December 31, 2000, an increase of 2%. Product development and engineering expenses were 18% of total revenues in the three months ended December 31, 2001 compared to 16% of total revenues in the three months ended December 31, 2000. We believe that product development and engineering costs, as a percentage of revenues, will not change significantly during the remainder of the fiscal year.

      Stock Compensation Expense. In connection with our acquisition of Flashpoint, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense decreased by $5,000 to approximately $104,000 in the three months ended December 31, 2001 from $109,000 in the three months ended December 31, 2000, a decrease of 5%. We believe that the stock compensation expense will not change significantly during the remainder of the fiscal year.

General and Administrative:

      General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased by $1.1 million to $2.7 million in the three months ended December 31, 2001 from $3.8 million in the three months ended December 31, 2000, a decrease of 30%. General and administrative expenses were 13% of total revenues in the three months ended December 31, 2001 compared to 17% of total revenues in the three months ended December 31, 2000. The dollar decrease was due primarily to cost reductions implemented in the fourth quarter of the prior fiscal year. We anticipate that general and administrative expenses will not change significantly during the remainder of the fiscal year.

      Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions decreased by approximately $300,000 to $8.4 million in the three months ended December 31, 2001 from approximately $8.7 million in the three months ended December 31, 2000. We expect to incur a consistent amount of such amortization expense during the remainder of the fiscal year.

Other Income (Expense), Net:

      Other income (expense), net consists of interest income less interest and other expense. Other income (expense), net increased by $396,000 to other income, net of $78,000 in the three months ended December 31, 2001 from other expense, net of $318,000 in the three months ended December 31, 2000. The expense in the prior fiscal year was due to interest on promissory notes issued in connection with the acquisition of Bottomline Europe, which were retired in the quarter ended June 30, 2001. We expect to generate a slight increase in other income during the remainder of the fiscal year as a result of additional interest income earned on the proceeds of the equity transaction described in
Note 10 of our unaudited condensed consolidated financial statements.

Provision (Benefit) for Income Taxes:

      The provision for income taxes was approximately $30,000 in the three months ended December 31, 2001 compared with a benefit for income taxes of approximately $49,000 in the three months ended December 31, 2000. In the three months ended December 31, 2001, we incurred a substantial operating loss due primarily to the amortization of intangible assets. At December 31, 2001, the provision for income taxes consisted of a small amount of U.S. state tax expense, which will be incurred irrespective of our net operating loss position, and tax expense associated with the activities of Bottomline Europe, which files a statutory tax return under the tax jurisdiction of the United Kingdom. At December 31, 2001, we had utilized our income tax loss carryback benefit and, accordingly, had recorded a full valuation allowance for our deferred tax assets since they are less likely, rather than more likely, to be realized.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31,
2000

Revenues

      Total revenues decreased by approximately $400,000 to $38.2 million in the six months ended December 31, 2001 from $38.6 million in the six months ended December 31, 2000, a decrease of 1%. The decrease was due primarily to delayed business decisions as a result of the economic slowdown, offset by a full six months of revenues contribution from Bottomline Europe. Revenues, based on the point of sales, rather than the location of the customer, were $23.6 million and $14.6 million in the United States and United Kingdom, respectively, for the six months ended December 31, 2001. Revenues for the six months ended December 31, 2000 were $27.5 million and $11.1 million in the United States and United Kingdom, respectively.

      Software Licenses. Software license revenues decreased by $5.0 million to $8.3 million in the six months ended December 31, 2001 from $13.3 million in the six months ended December 31, 2000, a decrease of 38%. Software license revenues represented 22% of total revenues in the six months ended December 31, 2001 compared to 35% of total revenues in the six months ended December 31, 2000. The decrease in software license revenues was due primarily to delayed business decisions as a result of the economic slowdown, offset by a full six months of revenues contribution from Bottomline Europe.

      Service and Maintenance. Service and maintenance revenues increased by $3.4 million to $19.3 million in the six months ended December 31, 2001 from $15.9 million in the six months ended December 31, 2000, an increase of 21%. Service and maintenance revenues represented 51% of total revenues in the six months ended December 31, 2001 compared to 41% of total revenues in the six months ended December 31, 2000. The increase in service and maintenance revenues was due primarily to a full six months of revenues contribution from Bottomline Europe and several large service contracts from our installed customer base.

      Equipment and Supplies. Equipment and supplies revenues increased by $1.3 million to $10.6 million in the six months ended December 31, 2001 from $9.3 million in the six months ended December 31, 2000, an increase of 14%. Equipment and supplies sales represented 28% of total revenues in the six months ended December 31, 2001 compared to 24% of total revenues in the six months ended December 31, 2000. The increase in equipment and supplies revenues was due primarily to a full six months of revenues contribution from Bottomline Europe and several large equipment orders during the period.

Cost of Revenues

      Software Licenses. Software license costs increased by $81,000 to $668,000 in the six months ended December 31, 2001 from $587,000 in the six months ended December 31, 2000. Software license costs were 8% of software license revenues in the six months ended December 31, 2001 compared to 4% of software license revenues in the six months ended December 31, 2000. The increase in software license costs was attributable to a full six months of contribution from Bottomline Europe, which generates lower software license margins than historically experienced in the United States.

      Service and Maintenance. Service and maintenance costs increased by $1.3 million to $9.5 million in the six months ended December 31, 2001 from $8.2 million in the six months ended December 31, 2000, an increase of 17%. Service and maintenance costs were 49% of service and maintenance revenues in the six months ended December 31, 2001 compared to 51% of service and maintenance revenues in the six months ended December 31, 2000 due to higher margins on certain large service contracts. Service and maintenance costs increased primarily due to a full six months of revenues contribution from Bottomline Europe.

      Equipment and Supplies. Equipment and supplies costs increased by $1.1 million to $7.7 million in the six months ended December 31, 2001 from $6.6 million in the six months ended December 31, 2000, an increase of 17%. Equipment and supplies costs were 72% of equipment and supplies revenues in the six months ended December 31, 2001 compared to 71% of equipment and supplies revenues in the six months ended December 31, 2000. Equipment and supplies costs increased primarily due to a full six months of revenues contribution from Bottomline Europe and the increase in equipment and supplies costs as a percentage of equipment and supplies revenues was due to a large equipment order for a single customer during the period at lower than historic margins.

Operating Expenses

Sales and Marketing:

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses decreased by $2.8 million to $9.5 million in the six months ended December 31, 2001 from $12.3 million in the six months ended December 31, 2000, a decrease of 23%. Sales and marketing expenses were 25% of total revenues in the six months ended December 31, 2001 compared to 32% of total revenues in the six months ended December 31, 2000. The dollar decrease was due primarily to cost reductions implemented in the fourth quarter of the prior fiscal year, offset by a full six months of sales and marketing expenses from our Bottomline Europe and Flashpoint acquisitions.

Product Development and Engineering:

      Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by approximately $600,000 to $7.1 million in the six months ended December 31, 2001 from $6.5 million in the six months ended December 31, 2000, an increase of 10%. Product development and engineering expenses were 19% of total revenues in the six months ended December 31, 2001 compared to 17% of total revenues in the six months ended December 31, 2000. The dollar increase was due primarily to a full six months of product development and engineering expenses from our Flashpoint and Bottomline Europe acquisitions, partially offset by cost reductions implemented in the fourth quarter of the prior fiscal year.

      Stock Compensation Expense. In connection with our acquisition of Flashpoint, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense increased by $58,000 to $204,000 in the six months ended December 31, 2001 from $146,000 in the six months ended December 31, 2000, an increase of 40%. The increase was due to a full six months of stock compensation expense recorded in the current fiscal year.

General and Administrative:

      General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased by approximately $500,000 to $5.9 million in the six months ended December 31, 2001 from $6.4 million in the six months ended December 31, 2000, a decrease of 9%. General and administrative expenses were 15% of total revenues in the six months ended December 31, 2001 compared to 17% of total revenues in the six months ended December 31, 2000. The dollar decrease was due primarily to cost reductions implemented in the fourth quarter of the prior fiscal year, offset by a full six months of general and administrative expenses from our Bottomline Europe and Flashpoint acquisitions.

      Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions increased by $4.7 million to $16.7 million in the six months ended December 31, 2001 from $12.0 million in the six months ended December 31, 2000. The increase was due to a full six months of amortization expense, associated with the acquisitions of Bottomline Europe and Flashpoint, recorded in the current fiscal year.

Other Expense, Net:

      Other expense, net consists of interest income less interest and other expense. Other expense, net increased by $200,000 to other expense, net of $254,000 in the six months ended December 31, 2001 from $54,000 in the six months ended December 31, 2000. The increase in expense was due primarily to a $450,000 write down due to impairment of an equity investment in a non-public entity, accounted for under the cost method, in which indicators of impairment became present during the quarter resulting in a decline in investment value that the Company judged to be other than temporary. After the write down, the carrying value of this investment is $450,000.

Provision (Benefit) for Income Taxes:

      The provision for income taxes was approximately $90,000 in the six months ended December 31, 2001 compared with $1.9 million in the six months ended December 31, 2000. In the six months ended December 31, 2001, we incurred a substantial operating loss due primarily to the amortization of intangible assets. At December 31, 2001, the provision for income taxes consisted of a small amount of U.S. state tax expense, which will be incurred irrespective of our net operating loss position, and tax expense associated with the activities of Bottomline Europe, which files a statutory tax return under the tax jurisdiction of the United Kingdom. At December 31, 2001, we had utilized our income tax loss carryback benefit and, accordingly, had recorded a full valuation allowance for our deferred tax assets since they are less likely, rather than more likely, to be realized.

Liquidity and Capital Resources

      We have financed our operations primarily from cash provided by the sale of our common stock and operating activities. We had net working capital of $12.0 million at December 31, 2001, which included cash, cash equivalents and short-term investments totaling $16.3 million.

      In January 2002, we entered into a stock purchase agreement with funds affiliated with General Atlantic Partners, LLC, a global private equity investment firm, whereby we issued 2.1 million shares of common stock at $8.25 per share generating gross proceeds of $17.3 million to us.

     In December 2001, we entered into a Loan and Security Agreement (Credit Facility), providing for borrowings of up to $5 million. Eligible borrowings are based on a borrowing base calculation of our eligible accounts receivable as defined in the Credit Facility. Borrowings under the Credit Facility bear interest at the bank's prime rate (4.75% at December 28, 2001) plus one-half of one percent and are due on December 28, 2002, the expiration date of the Credit Facility. Borrowings under the Credit Facility are secured by substantially all U.S. owned assets and we are subject to certain financial covenants as outlined in the Credit Facility. The Credit Facility also provides for the bank to issue up to $2 million in letters of credit for, and on behalf of us. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At December 31, 2001, a $2 million letter of credit has been issued to our landlord as part of a lease amendment for a new corporate headquarters. There were no borrowings under the Credit Facility at December 31, 2001.

     In December 2001, our subsidiary, Bottomline Europe, entered into a Committed Overdraft Facility (Overdraft Facility), providing for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility bear interest at the bank's base rate (4% at December 18, 2001) plus 2% and are due on December 31,2002, the expiration date of the Overdraft Facility. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe. There were no borrowings under the Overdraft Facility at December 31, 2001.

      In August 2000, we entered into a ten-year lease for approximately 83,000 square feet of space for a new headquarters facility in Portsmouth, New Hampshire. In October 2001, we entered into a lease amendment for the new headquarters facility. In connection with the amendment, we reduced the amount of space leased from approximately 83,000 square feet to approximately 62,000 square feet and delayed occupancy to May 2002. Total lease payments for this new facility, which we anticipate will commence with occupancy in May 2002, will be approximately $11.2 million. In connection with the lease amendment, we issued a $2 million letter of credit to the landlord under our credit facility. Also in connection with the lease amendment, we issued to the landlord 100,000 shares of our common stock and a warrant, valued using the Black-Scholes method, to purchase an additional 100,000 shares of common stock at an exercise price of $4.25 per share. The warrant, which expires in October 2004, was fully vested and exercisable upon issuance. The fair value of the common stock and warrant issued, $750,000, will be capitalized and amortized as rent expense over the term of the lease.

      Cash provided by operating activities was $4.9 million in the six months ended December 31, 2001 and cash used in operating activities was $5.2 million in the six months ended December 31, 2000. Net cash provided by operating activities for the six months ended December 31, 2001 was the result of decreases in accounts receivable, inventory and prepaid expenses and increases in deferred revenue and accrued expenses, offset by the net loss and decreases in accounts payable.

      Net cash used in investing activities was $2.7 million in the six months ended December 31, 2001 and $6.9 million in the six months ended December 31, 2000. Cash was used in the six months ended December 31, 2001 to acquire property and equipment and short-term investments.

      Net cash used in financing activities was $1.1 million in the six months ended December 31, 2001 and $8.9 million in the six months ended December 31, 2000. Net cash used in financing activities was the result of the repurchase of common stock under our stock repurchase program, approved by the Board of Directors on September 17, 2001, offset by net proceeds from the issuance of stock pursuant to our employee stock purchase plan.

      We have generated positive cash flow from operations of approximately $4.9 million during the six months ended December 31, 2001. In addition, the equity transaction with funds affiliated with General Atlantic Partners, LLC, closed in January 2002, generated $17.3 million in cash from the sale of 2.1 million shares of common stock. We also may receive additional investments from, and make investments in other companies. We believe that our cash, cash equivalents and short-term investments on hand will be sufficient to meet our working capital requirements for at least the next twelve months

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

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

The market price of our common stock has experienced, and may continue to be subject to, extreme price and volume fluctuations

      Stock markets in general, and the Nasdaq Stock Market in particular, have experienced extreme price and volume fluctuations. Broad market fluctuations of this type may adversely affect the market price of our common stock. The market price of our common stock has experienced, and may continue to be subject to, extreme fluctuations due to a variety of factors, including:

      o public announcements concerning us, including announcements of litigation, our competitors or our industry;

      o     fluctuations in operating results;

      o     introductions of new products or services by us or our competitors;

      o     adverse developments in patent or other proprietary rights;

      o     changes in analysts' earnings estimates;

      o     announcements of technological innovations by our competitors; and

      o general and industry-specific business, economic and market conditions.

The slowdown in the economy has affected the market for information technology solutions, including our products and services, and our future financial results will depend, in part, upon whether this slowdown continues

      As a result of unfavorable economic conditions and reduced capital spending, demand for our products and services has been adversely affected. In connection with the slowdown, we previously announced several cost reduction initiatives in order to improve our profitability. If current economic conditions continue or worsen, we may experience a material adverse impact on our business, operating results, and financial condition.

Our fixed costs may lead to fluctuations in operating results if our revenues are below expectations, and if our operating results are below external expectations, the market price of our common stock may fall

      A significant percentage of our expenses, particularly personnel costs and rent, are relatively fixed and based in part on expectations of future revenues. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in revenues. Accordingly, shortfalls in revenues may cause significant fluctuations in operating results in any quarter.

      Quarterly operating results that are below the expectations of public market analysts could adversely affect the market price for our common stock. Factors that could cause these fluctuations include the following:

      o the timing of orders and longer sales cycles, particularly due to any increase in average selling prices of our software solutions;

      o economic conditions which may affect our customers' and potential customers' budgets for technological expenditures;

      o the timing and market acceptance of new products or product enhancements by either us or our competitors;

      o the timing of product implementations, which are highly dependent on customers' resources and discretion;

      o the incurrence of costs relating to the integration of software products and operations in connection with acquisitions of technologies or businesses; and

      o delivery interruptions relating to equipment and supplies purchased from third-party vendors, which could delay system sales.

      Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful.

A significant percentage of our revenues to date have come from our payment management offerings and our performance will depend on continued market acceptance of these offerings

      A significant percentage of our revenues to date have come from the license and maintenance of our payment management offerings and sales of related products and services. Any reduction in demand for our payment management offerings could have a material adverse effect on our business, operating results and financial condition. Our future performance will depend to a large degree upon the market acceptance of our payment management offerings as a payment management solution. Our prospects will also depend upon enterprises seeking to enhance their payment functions to integrate electronic payment capabilities. In addition, our future results will depend on the market acceptance of desktop software for use in a departmental setting, including our laser check printing solutions, as well as our ability to introduce enhancements to meet the market's evolving needs for secure, payment management solutions.

Our future financial results will depend upon continued market acceptance of our WebSeries, NetTransact and iPoint product offerings

      If the WebSeries, NetTransact and iPoint products that we offer do not continue to achieve market acceptance, our future financial results will be adversely affected. WebSeries, the NetTransact product and the iPoint product solution are still in early stages of adoption. If any unanticipated performance problems or bugs occur, or these products do not enjoy wide commercial success, our long-term business strategy will be adversely affected.

Integration of acquisitions or strategic investments could disrupt our business and our financial condition could be harmed

      We have made acquisitions of companies, including our acquisitions in fiscal 2001 of Bottomline Europe and Flashpoint, and we may acquire or make investments in other businesses, products or technologies in the future. Any future acquisitions or strategic investments, if any, may entail numerous risks that include the following:

      o     entering markets in which we have no or limited prior experience;

      o difficulties in assimilating acquired operations, technologies or products;

      o     diversion of management's attention from our core business concerns;

      o write-offs related to impairment of goodwill and other intangible assets;

      o     incurrence of substantial debt; and

      o     substantial dilution of our current stockholders' ownership.

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

We face risks associated with our international operations that could harm our financial condition and results of operations

      Our future growth rates and success are in part dependent on continued growth and success in international markets. As is the case with most international operations, the success and profitability of our international operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

      o     difficulties and costs of staffing and managing foreign operations;

      o certification requirements and differing regulatory and industry standards;

      o reduced protection for intellectual property rights in some countries;

      o     fluctuations in currency exchange rates; and

      o     import or export licensing requirements.

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

Our success depends on our ability to develop new and enhanced software, services and related products

      The bill presentment, payment and cash management software markets in which we compete are subject to rapid technological change and our success is dependent on our ability to develop new and enhanced software, services and related products that meet our evolving market needs. Trends that could have a critical impact on us include:

      o rapidly changing technology that could require us to make our products compatible with new database or network systems;

      o evolving industry standards and mandates, such as those mandated by the National Automated Clearing House Association, the Association for Payment Clearing Services and the Debt Collection Improvement Act of 1996; and

      o developments and changes relating to the Internet that we must address as we introduce any new products.

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

Our success depends on the widespread adoption of the Internet and growth of electronic business

      Our future success will in large part depend upon the willingness of businesses and financial institutions to adopt the Internet as a medium of e-business. These entities will probably accept this medium only if the Internet provides substantially greater efficiency and enhances their competitiveness. There are critical issues involved in the commercial use of the Internet that are not yet fully resolved, including concerns regarding the
Internet's:

      o     security;

      o     reliability;

      o     ease of access; and

      o     quality of services.

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

We depend on key employees who are skilled in e-commerce, payment, cash management and bill presentment methodology and Internet and other technologies

      Our success depends upon the efforts and abilities of our executive officers and key technical employees who are skilled in e-commerce, payment methodology and regulation, and Internet, database and network technologies. We currently do not maintain "key man" life insurance policies on any of our employees. While some of our executive officers have employment agreements with us, the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

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

Undetected bugs in our software could adversely affect the performance of our software and demand for our products

      Our software products could contain errors or "bugs" that we have not been able to detect which could adversely affect their performance and reduce demand for our products. Any defects or errors in products, such as WebSeries, NetTransact or iPoint, or enhancements could harm our customer relationships and result in negative publicity regarding us and our products which could have a material adverse effect on our business, operating results and financial condition.

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

Our business could be adversely affected if we are unable to protect our proprietary technology

      We rely upon a combination of patent, copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. However, we cannot assure you that our patents, pending applications for patents that may be issued in the future, or other intellectual property will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the patents will not be challenged, invalidated or circumvented. We enter into agreements with our employees and clients that seek to limit and protect the distribution of proprietary information. We cannot assure you that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

We could become subject to litigation regarding intellectual property rights, which could seriously harm our business

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may be a party to litigation in the future to protect our intellectual property rights or as a result of an alleged infringement of the intellectual property rights of others. These claims could require us to spend significant sums in litigation, pay damages, delay product installments, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claim. These claims could have a material adverse effect on our business, operating results and financial condition.

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

      On August 10, 2001, a class action complaint was filed against us in the United States District Court for the Southern District of New York: Paul Cyrek
v. Bottomline Technologies, Inc.; Daniel M. McGurl; Robert A. Eberle; Fleetboston Robertson Stephens, Inc.; Deutsche Banc Alex Brown Inc.; CIBC World Markets; and J.P. Morgan Chase & Co. The complaint filed in the action asserts claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint asserts, among other things, that the description in our prospectus for our initial public offering was materially false and misleading in describing the compensation to be earned by the underwriters of our offering, and in not describing certain alleged arrangements among underwriters and initial purchasers of our common stock from the underwriters. The complaint seeks damages (or in the alternative tender of the plaintiffs' and the class's Bottomline common stock and rescission of their purchases of our common stock purchased in the initial public offering), costs, attorneys' fees, experts' fees and other expenses. We intend to vigorously defend ourself against this complaint. While this proceeding is in its early stages, we do not currently believe that the outcome will have a material adverse impact on our financial condition. There have not been any material developments in this litigation since it first became a reportable event.

Item 2. Changes in Securities and Use of Proceeds

Changes in Rights and Classes of Stock

      None.

Sales of Unregistered Securities

      In October 2001, we entered into a lease amendment for our new headquarters facility. In connection with the lease amendment, on October 1, 2001 we issued to the landlord, 325 Corporate Drive II, LLC, 100,000 shares of common stock and an immediately exercisable warrant to purchase an additional 100,000 shares of common stock at an exercise price of $4.25 per share. This warrant expires on October 1, 2004. The fair value of the shares of common stock and the warrant is $750,000. These securities were offered and issued in reliance upon the exemption for registration set forth in Section 4(2) under the Securities Act of 1933, as amended.

Use of Proceeds

      Not applicable.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      We held our 2001 Annual Meeting of Shareholders on November 15, 2001. The following matters were voted upon at the Annual Meeting.

            1. Holders of 12,411,340 shares of our common stock voted to elect Daniel M. McGurl to serve for a term of three years as a Class III Director. Holders of 85,341 shares of our common stock withheld votes from such director. Holders of 12,094,832 shares of our common stock voted to elect James L. Loomis to serve for a term of three years as a Class III Director. Holders of 401,849 shares of our common stock withheld votes from such director. Joseph L. Barry, Jr., Robert A. Eberle, Dianne Gregg, Joseph L. Mullen and James W. Zillinski also continue as directors.

            2. Holders of 12,474,020 shares of our common stock voted to ratify the selection of Ernst & Young LLP as our independent auditors for the current fiscal year. Holders of 18,160 shares of our common stock voted against ratifying such selection and 4,501 shares abstained from voting.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports On Form 8-K

(a)   Exhibits:

      See the Exhibit Index on page 23 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

(b)   Reports on Form 8-K:

      On December 10, 2001, we filed a Current Report on Form 8-K dated December 10, 2001 reporting under Item 9 (Regulation FD Disclosure) that we had entered into a significant customer agreement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Bottomline Technologies (de), Inc.


Date: February 14, 2002       By: /s/ Robert A. Eberle
                                  ------------------------------------

                              Robert A. Eberle
                              Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Secretary
                              (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------

4.1(1) Registration Rights Agreement, dated January 15, 2002, among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO Gmbh & Co. KH.

10.1* Loan and Security Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.2 Negative Pledge Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.3 Committed Business Overdraft Facility dated as of December 18, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.4 Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.5 Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.6(2) Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.

10.7(2) Common Stock Purchase Warrant for 100,000 shares of common stock, $.001 par value, of the Registrant, issued to 325 Corporate Drive II, LLC as of October 1, 2001.

10.8(1) Stock Purchase Agreement, dated January 8, 2002, by and among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO Gmbh & Co. KG and the Stockholders named on Schedule I thereto.

----------

* Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated January 8, 2002 (File No. 000-25259).

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2001.