Form 10-Q
period 2002-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2002-05-15
CIK 1073349

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________


Commission file number: 0-25259

                       Bottomline Technologies (de), Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                  Delaware                              02-0433294
------------------------------------------------     ----------------
  (State or other jurisdiction of incorporation      (I.R.S. Employer
                  or organization)                   Identification No.)


                   155 Fleet Street, Portsmouth, New Hampshire
                                      03801
              ----------------------------------------------------
                      (Address of principal executive offices)
                                   (Zip Code)


                                 (603) 436-0700
                           ---------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of April 30, 2002 was 15,710,806.

                                      INDEX

                                                                                                   Page No.
                                                                                                    ------
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Unaudited Condensed Consolidated Balance Sheets as of March 31, 2002 and June 30,
                2001                                                                                   1

             Unaudited Condensed Consolidated Statements of Operations for the three and nine
                months ended March 31, 2002 and 2001                                                   2

             Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended
                March 31, 2002 and 2001                                                                4

             Notes to Unaudited Condensed Consolidated Financial Statements                            5

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                             9


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                        22

   Item 2.   Changes In Securities and Use of Proceeds                                                23

   Item 3.   Defaults Upon Senior Securities                                                          23

   Item 4.   Submission of Matters to a Vote of Security Holders                                      23

   Item 5.   Other Information                                                                        23

   Item 6.   Exhibits and Reports on Form 8-K                                                         23

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements


                       Bottomline Technologies (de), Inc.
                 Unaudited Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                  March 31,        June 30,
                                                                                     2002            2001
                                                                                  ----------       --------
Assets
Current assets:
  Cash and cash equivalents                                                        $  29,771      $   13,247
  Accounts receivable, net of allowance for doubtful accounts and returns
    of $1,686 at March 31, 2002 and $1,730 at June 30, 2001                           15,965          18,871
  Other current assets                                                                 3,733           4,930
                                                                                   ---------      ----------
Total current assets                                                                  49,469          37,048
Property, plant and equipment, net                                                     5,386           6,316
Goodwill and other intangible assets, net                                             47,099          71,766
Other assets                                                                           1,742           1,319
                                                                                   ---------      ----------
Total assets                                                                       $ 103,696      $  116,449
                                                                                   =========      ==========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                 $   4,253      $    6,408
  Accrued expenses                                                                     5,246           5,579
  Deferred revenue and deposits                                                       12,302          11,498
                                                                                   ---------      ----------
Total current liabilities                                                             21,801          23,485

Stockholders' equity:
  Common stock                                                                            16              14
  Additional paid-in-capital                                                         163,835         144,709
  Deferred compensation                                                                 (577)           (902)
  Accumulated other comprehensive loss                                                (2,269)         (3,069)
  Treasury stock                                                                      (2,877)              -
  Retained deficit                                                                   (76,233)        (47,788)
                                                                                   ---------      ----------
Total stockholders' equity                                                            81,895          92,964
                                                                                   ---------      ----------
Total liabilities and stockholders' equity                                         $ 103,696      $  116,449
                                                                                   =========      ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                       Bottomline Technologies (de), Inc.
            Unaudited Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                 2002                   2001
                                                                               -------                -------

Revenues:
  Software licenses                                                            $  4,251              $  5,665
  Service and maintenance                                                         9,088                 8,263
  Equipment and supplies                                                          4,673                 5,263
                                                                               --------              --------
Total revenues                                                                   18,012                19,191

Cost of revenues:
  Software licenses                                                                 294                 1,125
  Service and maintenance                                                         4,119                 4,794
  Equipment and supplies                                                          3,430                 3,917
                                                                               --------              --------
Total cost of revenues                                                            7,843                 9,836
                                                                               --------              --------
Gross profit                                                                     10,169                 9,355

Operating expenses:
  Sales and marketing:
     Sales and marketing                                                          4,728                 6,261
  Product development and engineering:
     Product development and engineering                                          3,271                 4,103
     Stock compensation expense                                                     103                   110
  General and administrative:
     General and administrative                                                   2,759                 3,568
     Amortization of intangible assets                                            8,297                 8,759
                                                                               --------              --------
Total operating expenses                                                         19,158                22,801
                                                                               --------              --------
Loss from operations                                                             (8,989)              (13,446)
Other income (expense), net                                                          46                  (398)
                                                                               --------              --------
Loss before provision (benefit) for income taxes                                 (8,943)              (13,844)
Provision (benefit) for income taxes                                                113                  (499)
                                                                               --------              --------
Net loss                                                                       $ (9,056)             $(13,345)
                                                                               ========              ========
Net loss per share:
   Basic and diluted                                                           $  (0.59)             $  (1.03)
                                                                               ========              ========

Shares used in computing net loss per share:
   Basic and diluted                                                             15,470                12,995
                                                                               ========              ========

See accompanying notes to unaudited condensed consolidated financial statements.

                       Bottomline Technologies (de), Inc.
            Unaudited Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                  2002              2001
                                                                                -------           -------

Revenues:
  Software licenses                                                            $ 12,522           $ 18,999
  Service and maintenance                                                        28,728             24,590
  Equipment and supplies                                                         15,292             14,568
                                                                               --------           --------
Total revenues                                                                   56,542             58,157

Cost of revenues:
  Software licenses                                                                 962              1,712
  Service and maintenance                                                        13,981             13,390
  Equipment and supplies                                                         11,097             10,495
                                                                               --------           --------
Total cost of revenues                                                           26,040             25,597
                                                                               --------           --------
Gross profit                                                                     30,502             32,560

Operating expenses:
  Sales and marketing:
     Sales and marketing                                                         14,216             18,554
  Product development and engineering:
     Product development and engineering                                         10,387             10,563
     Stock compensation expense                                                     307                256
  General and administrative:
     General and administrative                                                   8,610             10,002
     Amortization of intangible assets                                           25,016             20,763
                                                                               --------           --------
Total operating expenses                                                         58,536             60,138
                                                                               --------           --------
Loss from operations                                                            (28,034)           (27,578)
Other expense, net                                                                 (208)              (451)
                                                                               --------           --------
Loss before provision for income taxes                                          (28,242)           (28,029)
Provision for income taxes                                                          203              1,375
                                                                               --------           --------
Net loss                                                                       $(28,445)          $(29,404)
                                                                               ========           ========
Net loss per share:
   Basic and diluted                                                           $  (1.98)          $  (2.34)
                                                                               ========           ========

Shares used in computing net loss per share:
   Basic and diluted                                                             14,356             12,577
                                                                               ========           ========

See accompanying notes to unaudited condensed consolidated financial statements.

                       Bottomline Technologies (de), Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                            Nine Months Ended
                                                                                                March 31,
                                                                                         2002            2001
                                                                                       ---------       --------
Operating activities:
Net loss                                                                                $ (28,445)    $ (29,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Amortization of intangible assets                                                      25,016        20,763
    Depreciation and amortization of property and equipment                                 2,470         2,678
    Provision for allowances on accounts receivable                                           379           520
    Deferred compensation expense                                                             307           256
    Common stock accepted as payment from customer                                           (811)           --
    Deferred income tax expense                                                                40         2,988
    Provision for allowances for obsolescence of inventory                                     21            --
    Loss on foreign exchange                                                                   36            --
    Changes in operating assets and liabilities:
       Accounts receivable                                                                  2,337         2,281
       Other current assets                                                                 2,950            33
       Accounts payable, accrued expenses and deferred revenue and deposits
                                                                                           (1,685)       (2,746)
                                                                                        ---------     ---------
Net cash provided by (used in) operating activities                                         2,615        (2,631)

Investing activities:
Sales of short-term investments, net                                                           --         7,114
Purchases of property plant and equipment, net                                             (1,778)       (1,767)
Increase in equity investments                                                                 --        (1,400)
Acquisition of businesses and assets, net of cash acquired                                     --       (11,415)
                                                                                        ---------     ---------
Net cash used in investing activities                                                      (1,778)       (7,468)

Financing activities:
Repurchase of common stock                                                                 (1,776)           --
Proceeds from employee stock purchase plan and exercise of stock options                      232         1,674
Proceeds from sale of common stock                                                         17,267            --
Payment of bank financing fees                                                                (25)           --
Payment of certain liabilities assumed upon acquisition                                        --       (10,272)
                                                                                        ---------     ---------
Net cash provided by (used in) financing activities                                        15,698        (8,598)
Effect of exchange rate changes on cash                                                       (11)          (12)
                                                                                        ---------     ---------
Increase (decrease) in cash and cash equivalents                                           16,524       (18,709)
Cash and cash equivalents at beginning of period                                           13,247        27,292
                                                                                        ---------     ---------
Cash and cash equivalents at end of period                                              $  29,771     $   8,583
                                                                                        =========     =========
Schedule of non-cash investing and financing activities:
Issuance of common stock, common stock options and common stock warrants                $     750     $  56,558
Issuance of promissory notes in connection with acquisitions                                   --     $  20,356

See accompanying notes to unaudited condensed consolidated financial statements.

                       Bottomline Technologies (de), Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2002


Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC).

     Certain amounts have been reclassified to comply with recent accounting pronouncements as more fully disclosed in Note 9.


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

     The following unaudited pro forma financial information presents the combined results of operations of the Company, Bottomline Europe and Flashpoint as if the acquisitions had occurred as of the beginning of the nine months ended March 31, 2001, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company, Bottomline Europe and Flashpoint been a single entity for such entire period.


                                       Pro Forma
                                  Nine Months Ended
                                     March 31, 2001
                                ----------------------
                                      (unaudited)
                                     (in thousands,
                               except per share amounts)

Revenues                              $    62,684
Net loss                              $   (35,764)
Net loss per share                    $     (2.77)

Note 3 - Financing Arrangements

    The Company entered into a Loan and Security Agreement (Credit Facility), dated December 28, 2001, providing for borrowings of up to $5 million. Eligible borrowings are based on a borrowing base calculation of the Company's eligible accounts receivable as defined in the Credit Facility. Borrowings under the Credit Facility bear interest at the bank's prime rate (4.75% at March 31, 2002) plus one-half of one percent and are due on December 28, 2002, the expiration date of the Credit Facility. Borrowings under the Credit Facility are secured by substantially all U.S. owned assets of the Company. The Company is subject to certain financial covenants as outlined in the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At March 31, 2002, a $2 million letter of credit has been issued to the Company's landlord as part of a lease amendment for a new corporate headquarters. There were no outstanding borrowings under the Credit Facility at March 31, 2002.

    The Company's subsidiary, Bottomline Europe, entered into a Committed Overdraft Facility (Overdraft Facility), dated December 18, 2001, providing for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility bear interest at the bank's base rate (4% at March 31, 2002) plus 2% and are due on December 31, 2002, the expiration date of the Overdraft Facility. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe. There were no outstanding borrowings under the Overdraft Facility at March 31, 2002.


Note 4 - Commitments and Contingent Liabilities

    In October 2001, the Company entered into a lease amendment for its new headquarters facility. In connection with the amendment, the Company reduced the amount of space leased from approximately 83,000 square feet to approximately 65,000 square feet and delayed occupancy until May 2002. In connection with the lease amendment, the Company's bank issued a $2 million letter of credit to the Company's landlord under the Company's Credit Facility (see Note 3). Also in connection with the lease amendment, the Company issued to the landlord 100,000 shares of common stock and a warrant, valued using the Black-Scholes method, to purchase an additional 100,000 shares of common stock at an exercise price of $4.25 per share. The warrant, which expires in October 2004, was fully vested and exercisable upon issuance. The fair value of the common stock and warrant issued, $750,000, was capitalized and will be amortized as rent expense over the term of the lease.


Note 5 - Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                    Three Months Ended         Nine Months Ended
                                                                         March 31,                 March 31,
                                                                     2002         2001         2002          2001
                                                                  ----------  ----------   ----------    ----------
                                                                                   (in thousands,
                                                                             except per share amounts)
Numerator:
  Numerator for basic and diluted net loss per share              $  (9,056)    $(13,345)    $(28,445)    $ (29,404)
                                                                  ==========    =========    =========    ==========
Denominator:
  Denominator for basic and diluted net loss per share -
    weighted-average shares outstanding                              15,470       12,995       14,356        12,577
                                                                  ==========    =========    =========    ==========
Net loss per share:
    Basic and diluted                                             $   (0.59)    $  (1.03)    $  (1.98)    $   (2.34)
                                                                  ==========    =========    =========    ==========

     The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share for the three and nine months ended March 31, 2002 and 2001, as their effect would be anti-dilutive.


Note 6 - Comprehensive Loss

     Comprehensive loss represents net loss plus the results of certain stockholders' equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive loss, net of tax, are as follows:

                                                                Three Months Ended         Nine Months Ended
                                                                    March 31,                  March 31,
                                                                2002          2001         2002         2001
                                                              -------       -------      -------      -------
                                                                                (unaudited)
                                                                               (in thousands)
Net loss                                                      $ (9,056)    $ (13,345)    $(28,445)    $(29,404)

Other comprehensive income (loss):
   Foreign currency translation adjustments                       (949)       (3,686)         806       (2,655)
   Unrealized gain (loss) on investments                             -            (4)          (6)          16
                                                              ---------    ----------    ---------    ---------
Comprehensive loss                                            $(10,005)    $ (17,035)    $(27,645)    $(32,043)
                                                              =========    ==========    =========    =========

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

     Prior to the acquisition of Bottomline Europe on August 28, 2000, the Company did not have material operations outside the United States. Net sales, based on the point of sales, not the location of the customer, are as follows:

                                                                  Three Months Ended         Nine Months Ended
                                                                       March 31,                 March 31,
                                                                    2002         2001         2002         2001
                                                                  -------      -------      -------      -------
                                                                                   (unaudited)
                                                                                  (in thousands)
Sales to unaffiliated customers:
    United States                                                 $10,955      $11,393      $34,856      $39,246
    United Kingdom                                                  7,057        7,798       21,686       18,911
                                                                  -------      -------      -------      -------
Total sales to unaffiliated customers                             $18,012      $19,191      $56,542      $58,157
                                                                  =======      =======      =======      =======

     At March 31, 2002, long-lived assets of approximately $16,600,000 and $37,600,000 were located in the United States and United Kingdom, respectively. At June 30, 2001, long-lived assets of approximately $22,900,000 and $56,500,000 were located in the United States and United Kingdom, respectively.

Note 8 - Income Taxes

    In the three and nine month periods ended March 31, 2002, the Company incurred a substantial operating loss due primarily to the amortization of intangible assets. Since amortization expense will continue to be incurred for tax purposes, even after the adoption of SFAS 142, and the Company has utilized its income tax loss carryback, the Company has determined that its deferred tax assets are less likely, rather than more likely, to be realized. Accordingly, the Company continues to maintain a full valuation allowance on its deferred tax assets as of March 31, 2002.

    On March 7, 2002, there was a change in the U.S. federal tax law to allow companies to carryback, for an additional three-year period, net operating losses for the tax years ending 2001 and 2002. As a result of this change, the Company expects to realize approximately $895,000 in federal tax refunds. Accordingly, this amount is included as a component of our other current assets at March 31, 2002. As this amount of additional carryback opportunity relates entirely to the tax benefit associated with the exercise of non-qualified stock options, the tax carryback benefit has been recorded entirely as an increase to additional paid-in capital.


Note 9 - Recent Accounting Pronouncements

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

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, among other things, eliminate the pooling of interests method of accounting for future acquisitions and require that goodwill no longer be amortized, but instead be subject to impairment testing on at least an annual basis. SFAS No. 141 is effective for all business combinations completed after June 30, 2001.

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

   In November 2001, FASB issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", which requires that all out-of-pocket expenses billed to a customer be classified as revenue with the offsetting cost recorded as costs of revenue. Out of pocket expenses generally include, but are not limited to, expenses related to airfare, mileage, hotel stays and out-of town meals. The Company has previously treated reimbursement for such expense as a reduction to cost of sales, and has reclassified such amounts to revenue upon adoption, effective January 1, 2002. The adoption of FASB Staff Announcement Topic No. D-103 did not have a material impact on the Company's consolidated financial statements.


Note 10 - Stockholders' Equity

   In January 2002, the Company entered into a stock purchase agreement with funds affiliated with General Atlantic Partners, LLC ("General Atlantic"), a global private equity investment firm, whereby the Company issued 2.1 million shares of common stock at $8.25 per share generating gross proceeds of $17.3 million to the Company.

     During the quarter the Company accepted as payment, for an existing customer contract, 124,200 shares of the Company's common stock. This customer had purchased approximately 308,000 shares of the Company's common stock in June of 2000, for $10 million in cash, which represented the fair value of the common stock at the time. The shares accepted by the Company are included as a component of treasury stock at March 31, 2002.


Note 11 - Subsequent Events

   On May 10, 2002, the Company entered into an asset purchase agreement with eVelocity Corporation (eVelocity). eVelocity provides an electronic billing service for corporate legal departments to receive bills from outside law firms. The purchase price, inclusive of liabilities assumed, is approximately $3 million in cash plus acquisition costs.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This quarterly report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words "may," will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "continue" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us up to, and including the date of this document, and we assume no obligation to update any such forward-looking statements, even if our estimates change. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors That May Affect Future Results" and elsewhere in this quarterly report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

   We provide web-enabled payments, cash management, electronic invoice presentment and payment (EIPP), electronic banking, and information reporting solutions. Our suite of Financial Resource Management (FRM) offerings enables businesses and financial institutions worldwide to manage their critical financial transactions, cash decisions and trading partner financial relationships, leveraging the Internet. These products enable organizations to transition from traditional paper-based financial processes to electronic-based financial processes, thus enabling better communication and information within organizations. Our products also allow organizations to externalize their activities by enabling banks and trading partners to participate and collaborate in the information management that FRM provides.

  We have one reportable segment for financial statement purposes, as permitted by the provisions of Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information". Subsequent to our acquisition of Bottomline Technologies Europe on August 28, 2000, we have geographic operations in the United Kingdom as well as the United States.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues

  Total revenues decreased by $1.2 million to $18.0 million in the three months ended March 31, 2002 from $19.2 million in the three months ended March 31, 2001, a decrease of 6%. The decrease in total revenues was due primarily to the current economic conditions and reduced capital spending by our customers and potential customers. Revenues, based on the point of sales, rather than the location of the customer, were $10.9 million and $7.1 million in the United States and United Kingdom, respectively, for the three months ended March 31, 2002. Revenues for the three months ended March 31, 2001 were $11.4 million and $7.8 million in the United States and United Kingdom, respectively.

  Software Licenses. Software license revenues decreased by $1.4 million to $4.3 million in the three months ended March 31, 2002 from $5.7 million in the three months ended March 31, 2001, a decrease of 25%. Software license revenues represented 24% of total revenues in the three months ended March 31, 2002 compared to 30% of total revenues in the three months ended March 31, 2001. The decrease in software license revenues was due primarily to the current economic conditions and reduced capital spending by our customers and potential customers. Based on current product plans, we anticipate software license revenues, as a percentage of total revenues, will continue at levels consistent with or above the third quarter during the remainder of the fiscal year.

  Service and Maintenance. Service and maintenance revenues increased by approximately $800,000 to $9.1 million in the three months ended March 31, 2002 from $8.3 million in the three months ended March 31, 2001, an increase of 10%. Service and maintenance revenues represented 50% of total revenues in the three months ended March 31, 2002 compared to 43% of total revenues in the three months ended March 31, 2001. The increase in service and maintenance revenues in the quarter was primarily the result of the recognition of a minimum revenue guarantee of $811,000 from one of our customers. Due to the nature of this minimum guarantee, we would not expect this type of revenue stream to reoccur in subsequent quarters. However, based on current product plans, we anticipate service and maintenance revenue dollars will continue at levels consistent with the third quarter during the remainder of the fiscal year.

  Equipment and Supplies. Equipment and supplies revenues decreased by approximately $500,000 to $4.7 million in the three months ended March 31, 2002 from $5.2 million in the three months ended March 31, 2001, a decrease of 11%. Equipment and supplies sales represented 26% of total revenues in the three months ended March 31, 2002 compared to 27% of total revenues in the three months ended March 31, 2001. Based on current product plans, we anticipate equipment and supplies revenue dollars will not change significantly during the remainder of the fiscal year.

Cost of Revenues

  Software Licenses. Software license costs decreased by $831,000 to $294,000 in the three months ended March 31, 2002 from $1.1 million in the three months ended March 31, 2001. Software license costs were 7% of software license revenues in the three months ended March 31, 2002 compared to 20% of software license revenues in the three months ended March 31, 2001. Software license costs for the three months ended March 31, 2001 reflected the write-down of third-party software acquired for resale and held in our inventory. There were no similar costs present for the three months ended March 31, 2002. We anticipate software license costs, as a percentage of software license revenues, will not change significantly during the remainder of the fiscal year.

  Service and Maintenance. Service and maintenance costs decreased by approximately $700,000 to $4.1 million in the three months ended March 31, 2002 from $4.8 million in the three months ended March 31, 2001, a decrease of 14%. Service and maintenance costs were 45% of service and maintenance revenues in the three months ended March 31, 2002 compared to 58% of service and maintenance revenues in the three months ended March 31, 2001. In the three months ended March 31, 2002, we recognized revenues of $811,000 associated with a customer's minimum revenue guarantee, which had minimal cost associated therewith, thus improving our margins in the current period. We anticipate service and maintenance costs, as a percentage of service and maintenance revenues, will return to historical levels for the remainder of the fiscal year.

  Equipment and Supplies. Equipment and supplies costs decreased by approximately $500,000 to $3.4 million in the three months ended March 31, 2002 from $3.9 million in the three months ended March 31, 2001, a decrease of 12%. Equipment and supplies costs were 73% of equipment and supplies revenues in the three months ended March 31, 2002 compared to 74% of equipment and supplies revenues in the three months ended March 31, 2001. The decrease in equipment and supplies costs was attributable to the associated decrease in equipment and supplies revenues. We anticipate equipment and supplies costs, as a percentage of equipment and supplies revenues, will not change significantly during the remainder of the fiscal year.

Operating Expenses

Sales and Marketing:

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses decreased by $1.6 million to $4.7 million in the three months ended March 31, 2002 from $6.3 million in the three months ended March 31, 2001, a decrease of 24%. Sales and marketing expenses were 26% of total revenues in the three months ended March 31, 2002 compared to 33% of total revenues in the three months ended March 31, 2001. The dollar decrease was due primarily to cost reductions implemented in the fourth quarter of fiscal 2001. We anticipate that sales and marketing expenses will increase during the remainder of the fiscal year.

Product Development and Engineering:

  Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Core development efforts continue to be focused on enhancements and revisions to our suite of products based on customer feedback and marketplace demands. In the future, we expect to release enhancements to each of our principal products. Product development and engineering expenses decreased by approximately $800,000 to $3.3 million in the three months ended March 31, 2002 from $4.1 million in the three months ended March 31, 2001, a decrease of 20%. Product development and engineering expenses were 18% of total revenues in the three months ended March 31, 2002 compared to 21% of total revenues in the three months ended March 31, 2001. The dollar decrease was due primarily to cost reductions implemented in the fourth quarter of fiscal 2001. We believe that product development and engineering costs, as a percentage of revenues, will increase in the fourth quarter of the fiscal year due to the addition of development employees as the result of our acquisition of eVelocity in May 2002, which is more fully described in Note 11 of our unaudited condensed consolidated financial statements.

     Stock Compensation Expense. In connection with our acquisition of Flashpoint in August 2000, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense decreased by $7,000 to approximately $103,000 in the three months ended March 31, 2002 from $110,000 in the three months ended March 31, 2001, a decrease of 6%. We believe that the stock compensation expense will not change significantly during the remainder of the fiscal year.

General and Administrative:

  General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased by approximately $800,000 to $2.8 million in the three months ended March 31, 2002 from $3.6 million in the three months ended March 31, 2001, a decrease of 23%. General and administrative expenses were 15% of total revenues in the three months ended March 31, 2002 compared to 19% of total revenues in the three months ended March 31, 2001. The dollar decrease was due primarily to cost reductions implemented in the fourth quarter of fiscal 2001. We anticipate that general and administrative expenses will not change significantly during the remainder of the fiscal year.

  Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions decreased by approximately $500,000 to $8.3 million in the three months ended March 31, 2002 from $8.8 million in the three months ended March 31, 2001. We expect to incur a consistent amount of such amortization expense during the remainder of the fiscal year. In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This standard, among other things, requires that goodwill no longer be amortized, but instead be subject to impairment testing on at least an annual basis. The Company is in the process of determining the impact of SFAS 142 and expects to complete its analysis, including a transitional impairment test, during the first quarter of fiscal year 2003. Upon adoption on July 1, 2002, the Company will cease its annual amortization of goodwill and of any amounts reclassified to goodwill. The Company's current annual amortization of goodwill and intangible assets which will be reclassified to goodwill is approximately $26 million.

Other Income (Expense), Net:

  Other income (expense), net consists of interest income less interest and other expense. Other income (expense), net increased by $444,000 to other income, net of $46,000 in the three months ended March 31, 2002 from other expense, net of $398,000 in the three months ended March 31, 2001. The other expense in the prior fiscal year was due to interest on promissory notes issued in connection with the acquisition of Bottomline Europe, which were retired in the quarter ended June 30, 2001. We expect to generate a slight increase in other income during the remainder of the fiscal year as a result of additional interest income earned on the proceeds of our equity transaction with General Atlantic described in Note 10 of our unaudited condensed consolidated financial statements.

Provision (Benefit) for Income Taxes:

  The provision for income taxes was approximately $113,000 in the three months ended March 31, 2002 compared with a benefit for income taxes of approximately $499,000 in the three months ended March 31, 2001. At March 31, 2002, the provision for income taxes consisted of a small amount of U.S. state tax expense, which will be incurred irrespective of our net operating loss position, and tax expense associated with the activities of Bottomline Europe, which files a statutory tax return under the tax jurisdiction of the United Kingdom. At March 31, 2002, exclusive of the refundable tax amount more fully described in Note 8 of our unaudited condensed consolidated financial statements, we had utilized our income tax carryback benefit and, accordingly, had maintained a full valuation allowance for our deferred tax assets since they are less likely, rather than more likely, to be realized.


 Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

Revenues

  Total revenues decreased by approximately $1.7 million to $56.5 million in the nine months ended March 31, 2002 from $58.2 million in the nine months ended March 31, 2001, a decrease of 3%. The decrease was due primarily to the current economic conditions and reduced capital spending by our customers and potential customers, offset by a full nine months of revenues contribution from Bottomline Europe. Revenues, based on the point of sales, rather than the location of the customer, were $34.8 million and $21.7 million in the United States and United Kingdom, respectively, for the nine months ended March 31, 2002. Revenues for the nine months ended March 31, 2001 were $39.3 million and $18.9 million in the United States and United Kingdom, respectively.

  Software Licenses. Software license revenues decreased by $6.5 million to $12.5 million in the nine months ended March 31, 2002 from $19.0 million in the nine months ended March 31, 2001, a decrease of 34%. Software license revenues represented 22% of total revenues in the nine months ended March 31, 2002 compared to 33% of total revenues in the nine months ended March 31, 2001. The decrease in software license revenues was due primarily to the current economic conditions and reduced capital spending by our customers and potential customers, offset by a full nine months of revenues contribution from Bottomline Europe.

  Service and Maintenance. Service and maintenance revenues increased by $4.1 million to $28.7 million in the nine months ended March 31, 2002 from $24.6 million in the nine months ended March 31, 2001, an increase of 17%. Service and maintenance revenues represented 51% of total revenues in the nine months ended March 31, 2002 compared to 42% of total revenues in the nine months ended March 31, 2001. The increase in service and maintenance revenues was due primarily to a full nine months of revenues contribution from Bottomline Europe and several large service contracts from our installed customer base.

  Equipment and Supplies. Equipment and supplies revenues increased by approximately $700,000 to $15.3 million in the nine months ended March 31, 2002 from $14.6 million in the nine months ended March 31, 2001, an increase of 5%. Equipment and supplies revenues represented 27% of total revenues in the nine months ended March 31, 2002 compared to 25% of total revenues in the nine months ended March 31, 2001. The increase in equipment and supplies revenues was due primarily to a full nine months of revenues contribution from Bottomline Europe and several large equipment orders during the period.

Cost of Revenues

  Software Licenses. Software license costs decreased by approximately $800,000 to approximately $900,000 in the nine months ended March 31, 2002 from $1.7 million in the nine months ended March 31, 2001. Software license costs were 8% of software license revenues in the nine months ended March 31, 2002 compared to 9% of software license revenues in the nine months ended March 31, 2001. Software license costs for the nine months ended March 31, 2001 reflected the write-down of third-party software acquired for resale and held in our inventory. The decrease in software license costs in the period was due to the absence of inventory write-down costs, offset by increases in royalties due to third parties on the sale of certain of our software products.

  Service and Maintenance. Service and maintenance costs increased by approximately $600,000 to $14.0 million in the nine months ended March 31, 2002 from $13.4 million in the nine months ended March 31, 2001, an increase of 4%. Service and maintenance costs were 49% of service and maintenance revenues in the nine months ended March 31, 2002 compared to 54% of service and maintenance revenues in the nine months ended March 31, 2001. The dollar increase in service and maintenance costs was primarily due to a full nine months of Bottomline Europe operations.

  Equipment and Supplies. Equipment and supplies costs increased by approximately $600,000 to $11.1 million in the nine months ended March 31, 2002 from $10.5 million in the nine months ended March 31, 2001, an increase of 6%. Equipment and supplies costs were 73% of equipment and supplies revenues in the nine months ended March 31, 2002 compared to 72% of equipment and supplies revenues in the nine months ended March 31, 2001. Equipment and supplies costs increased primarily due to a full nine months of Bottomline Europe operations.

Operating Expenses

 Sales and Marketing:

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses decreased by $4.4 million to $14.2 million in the nine months ended March 31, 2002 from $18.6 million in the nine months ended March 31, 2001, a decrease of 23%. Sales and marketing expenses were 25% of total revenues in the nine months ended March 31, 2002 compared to 32% of total revenues in the nine months ended March 31, 2001. The dollar decrease was due primarily to cost reductions implemented in the fourth quarter of fiscal 2001, partially offset by a full nine months of sales and marketing expenses from our Bottomline Europe and Flashpoint acquisitions.

Product Development and Engineering:

     Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Core development efforts continue to be focused on enhancements and revisions to our suite of products based on customer feedback and marketplace demands. In the future, we expect to release enhancements to each of our principal products. Product development and engineering expenses decreased by approximately $200,000 to $10.4 million in the nine months ended March 31, 2002 from $10.6 million in the nine months ended March 31, 2001, a decrease of 2%. Product development and engineering expenses remained level at 18% of total revenues in the nine months ended March 31, 2002 and March 31, 2001. The dollar decrease was due primarily to cost reductions implemented in the fourth quarter of fiscal 2001 offset by a full nine months of product development and engineering expenses from our Flashpoint and Bottomline Europe acquisitions.

     Stock Compensation Expense. In connection with our acquisition of Flashpoint in August 2000, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense increased by $51,000 to $307,000 in the nine months ended March 31, 2002 from $256,000 in the nine months ended March 31, 2001, an increase of 20%. The increase was due to a full nine months of stock compensation expense recorded in the current fiscal year.

General and Administrative:

     General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased by approximately $1.4 million to $8.6 million in the nine months ended March 31, 2002 from $10.0 million in the nine months ended March 31, 2001, a decrease of 14%. General and administrative expenses were 15% of total revenues in the nine months ended March 31, 2002 compared to 17% of total revenues in the nine months ended March 31, 2001. The dollar decrease was due primarily to cost reductions implemented in the fourth quarter of fiscal 2001, offset by a full nine months of general and administrative expenses from our Bottomline Europe and Flashpoint acquisitions.

     Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions increased by $4.2 million to $25.0 million in the nine months ended March 31, 2002 from $20.8 million in the nine months ended March 31, 2001. The increase was due to a full nine months of amortization expense, associated with the acquisitions of Bottomline Europe and Flashpoint, recorded in the current fiscal year.

Other Expense, Net:

    Other expense, net consists of interest income less interest and other expense. Other expense, net decreased by $243,000 to other expense, net of $208,000 in the nine months ended March 31, 2002 from $451,000 in the nine months ended March 31, 2001. The expense in the prior fiscal year was due to interest on promissory notes issued in connection with the acquisition of Bottomline Europe, which were retired in the quarter ended June 30, 2001. The expense in the current fiscal year was due primarily to a $450,000 write down due to impairment of an equity investment, offset by interest income. The investment was in a non-public entity, accounted for under the cost method, in which indicators of impairment became present during the period resulting in a decline in investment value that the Company judged to be other than temporary. After the write down, the carrying value of this investment is $450,000.

Provision for Income Taxes:

     The provision for income taxes was approximately $203,000 in the nine months ended March 31, 2002 compared with $1.4 million in the nine months ended March 31, 2001. At March 31, 2002, the provision for income taxes consisted of a small amount of U.S. state tax expense, which will be incurred irrespective of our net operating loss position, and tax expense associated with the activities of Bottomline Europe, which files a statutory tax return under the tax jurisdiction of the United Kingdom. At March 31, 2002, exclusive of the refundable tax amount described in Note 8 of our unaudited condensed financial statements, we had utilized our income tax loss carryback benefit and, accordingly, had maintained a full valuation allowance for our deferred tax assets since they are less likely, rather than more likely, to be realized.

Liquidity and Capital Resources

    We have financed our operations primarily from cash provided by the sale of our common stock and operating activities. We had net working capital of $27.7 million at March 31, 2002, which included cash and cash equivalents totaling $29.8 million.

    In January 2002, we entered into a stock purchase agreement with funds affiliated with General Atlantic Partners, LLC, a global private equity investment firm, whereby we issued 2.1 million shares of common stock at $8.25 per share generating gross proceeds of $17.3 million to us.

    In December 2001, we entered into a Loan and Security Agreement (Credit Facility), providing for borrowings of up to $5 million. Eligible borrowings are based on a borrowing base calculation of our eligible accounts receivable as defined in the Credit Facility. Borrowings under the Credit Facility bear interest at the bank's prime rate (4.75% at March 31, 2002) plus one-half of one percent and are due on December 28, 2002, the expiration date of the Credit Facility. Borrowings under the Credit Facility are secured by substantially all U.S. owned assets. We are subject to certain financial covenants as outlined in the Credit Facility. At March 31, 2002 we were in compliance with all financial covenants outlined in the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of us. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At March 31, 2002, a $2 million letter of credit has been issued to our landlord as part of a lease amendment for a new corporate headquarters. There were no outstanding borrowings under the Credit Facility at March 31, 2002.

    In December 2001, our subsidiary, Bottomline Europe, entered into a Committed Overdraft Facility (Overdraft Facility), providing for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility bear interest at the bank's base rate (4% at March 31, 2002) plus 2% and are due on December 31, 2002, the expiration date of the Overdraft Facility. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe. There were no outstanding borrowings under the Overdraft Facility at March 31, 2002.

    In August 2000, we entered into a ten-year lease for approximately 83,000 square feet of space for a new headquarters facility in Portsmouth, New Hampshire. In October 2001, we entered into a lease amendment for the new headquarters facility. In connection with the amendment, we reduced the amount of space leased from approximately 83,000 square feet to approximately 65,000 square feet and delayed occupancy to May 2002. Total lease payments for this new facility, which we anticipate will commence with occupancy in May 2002, will be approximately $11.7 million. In connection with the lease amendment, we issued a $2 million letter of credit to the landlord under our Credit Facility. Also in connection with the lease amendment, we issued to the landlord 100,000 shares of our common stock and a warrant, valued using the Black-Scholes method, to purchase an additional 100,000 shares of common stock at an exercise price of $4.25 per share. The warrant, which expires in October 2004, was fully vested and exercisable upon issuance. The fair value of the common stock and warrant issued, $750,000, was capitalized and will be amortized as rent expense over the term of the lease.

    Cash provided by operating activities was $2.6 million in the nine months ended March 31, 2002 and cash used in operating activities was $2.6 million in the nine months ended March 31, 2001. Net cash provided by operating activities for the nine months ended March 31, 2002 was the result of decreases in accounts receivable and other current assets and increases in deferred revenue, offset by the net loss and decreases in accounts payable and accrued expenses.

    Net cash used in investing activities was $1.8 million in the nine months ended March 31, 2002 and $7.5 million in the nine months ended March 31, 2001. Cash was used in the nine months ended March 31, 2002 primarily to acquire property and equipment associated with the move to our new headquarters facility.

    Net cash provided by financing activities was $15.7 million in the nine months ended March 31, 2002 and cash used in financing activities was $8.6 million in the nine months ended March 31, 2001. Net cash provided by financing activities was the result of the issuance of common stock to General Atlantic Partners, LLC and net proceeds from the issuance of stock pursuant to our employee stock purchase plan, partially offset by the repurchase of common stock under our two stock repurchase programs, approved by the Board of Directors on September 17, 2001 and February 21, 2002.

     We have no long-term debt or capital lease obligations. We lease our headquarters facilities located in Portsmouth, New Hampshire under a lease which expires in June 2002. We will be relocating to a new headquarters facility in May 2002 and, as such, have entered into a non-cancelable operating lease for the new facility, which is also located in Portsmouth, New Hampshire. In addition to the 10 year base term of the new lease, the Company has the option to extend the term by two five-year periods. Rent payments are fixed for the term of the lease, including increases each year. The Company is also obligated to pay specific incremental operating expenses over the base rent. The lease obligation is scheduled to begin in conjunction with occupancy in May 2002. We also lease facilities in San Francisco, California; New York, New York; Lakewood, Colorado; Great Neck, New York and Boston, Massachusetts. We own our office space in Reading, England and have leased facilities in Reading, London, and Leeds, England; Belfast, Ireland; and Glasgow, Scotland.

     In addition, we have various operating leases for office equipment and vehicles. Our lease obligations for facilities, office equipment and vehicles for the next year, years 2 through 3, years 4 through 5, and greater than 5 years are $2.4 million, $3.8 million, $3.4 million and $8.1 million, respectively.

    We anticipate additional capital expenditures related to the relocation of our headquarters facility will not exceed $1 million. The Company expects to incur normal capital expenditure obligations in the upcoming fiscal year.

    We believe that our cash and cash equivalents on hand will be sufficient to meet our working capital requirements for at least the next twelve months. We also may receive additional investments from, and make investments in other companies.


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

The slowdown in the economy has affected the market for information technology solutions, including our products and services, and our future financial results will depend, in part, upon whether this slowdown continues

     As a result of unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for our products and services has been adversely affected. This has resulted in decreased revenues and a decline in our growth rate. Our future results will be materially and adversely affected if this slowdown continues and our revenues continue to be adversely impacted. In connection with the economic slowdown, we previously implemented several cost reduction initiatives in order to improve our profitability. If current economic conditions continue or worsen, these cost reductions may prove to be inadequate and we may experience a material adverse impact on our business, operating results, and financial condition.

Our common stock has experienced and may continue to undergo extreme market price and volume fluctuations

    Stock markets in general, and the Nasdaq Stock Market in particular, have experienced extreme price and volume fluctuations, especially in recent years. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced, and may continue to undergo extreme fluctuations due to a variety of factors, including:

    .    general and industry-specific business, economic and market conditions;

    . actual or anticipated fluctuations in operating results, including as a result of any impairment of goodwill related to our past acquisitions;

    . changes in or our failure to meet, analysts' or investors' estimates or expectations;

    . public announcements concerning us, including announcements of litigation, our competitors or our industry;

    . introductions of new products or services or announcements of significant contracts by us or our competitors;

    . acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

    .    adverse developments in patent or other proprietary rights; and

    .    announcements of technological innovations by our competitors.

Our fixed costs may lead to operating results below external expectations if our revenues are below anticipated levels, causing the market price of our common stock to fall

     A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. We have undergone, and are currently experiencing, slowing growth rates due to the economic slowdown. A decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

    Quarterly operating results that are below the expectations of public market analysts could adversely affect the market price for our common stock. Factors that could cause these fluctuations include the following:

    . economic conditions which may affect our customers' and potential customers' budgets for information technology expenditures;

    . the timing of orders and longer sales cycles, particularly due to the increased average sales price of our software solutions;

    . the timing of product implementations, which are highly dependent on customers' resources and discretion;

    . the incurrence of costs relating to the integration of software products and operations in connection with acquisitions of technologies or businesses;

    . the timing and market acceptance of new products or product enhancements by either us or our competitors; and

    . delivery interruptions relating to equipment and supplies purchased from third-party vendors.

     Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful.

As a result of our acquisitions, we have recorded a significant amount of intangible assets that may adversely affect our future operating results.

   As of March 31, 2002, we had unamortized goodwill and intangible assets of $47.1 million from prior acquisitions. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested annually for impairment, or more frequently when events or circumstances occur indicating that goodwill might be impaired. We currently plan to adopt SFAS No. 142 effective July 1, 2002 (fiscal year 2003). Any future write-off of goodwill or intangible assets could be significant and would likely have an adverse impact on our reported operating results.

We face risks associated with our international operations that could harm our financial condition and results of operations

     In recent periods, a significant percentage of our revenues has been generated by our international operations, and our future growth rates and success are in part dependent on continued growth and success in international markets. As is the case with most international operations, the success and profitability of our international operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

    .    difficulties and costs of staffing and managing foreign operations;

    . differing regulatory and industry standards and certification requirements;

    .    the complexities of foreign tax jurisdictions;

    .    reduced protection for intellectual property rights in some countries;

    .    currency exchange rate fluctuations; and

    .    import or export licensing requirements.


A significant percentage of our revenues to date have come from our payment management offerings and our performance will depend on continued market acceptance of these solutions

     A significant percentage of our revenues to date have come from the license and maintenance of our payment management offerings and sales of associated products and services. Any significant reduction in demand for our payment management offerings could have a material adverse effect on our business, operating results and financial condition. Our future performance could depend on the following factors:

    . continued market acceptance of our payment management offerings as a payment management solution;

    . prospective customers' dependence upon enterprises seeking to enhance their payment functions to integrate electronic payment capabilities;

    . our ability to introduce enhancements to meet the market's evolving needs for secure payments and cash management solutions; and

    . continued acceptance of desktop and enterprise software, and laser check printing solutions.

Our future financial results will depend upon the acceptance of our electronic invoice presentment product offerings in an emerging market

    The electronic invoice presentment business model is in the early stages of market adoption, even though the product has been generally available by us, and our competitors for some time. The market for this product may not be ready to adopt our electronic invoice presentment business model, or may be slower to adopt the model than we, or the public market analysts anticipate. If this emerging market does not adopt our business model or does not respond as quickly as we expect, our future results could be materially and adversely affected.

Our success depends on the widespread adoption of the Internet and growth of electronic business

     Our future success will in large part depend upon the willingness of businesses and financial institutions to adopt the Internet as a medium of e-business. These entities will probably accept this medium only if the Internet provides substantially greater efficiency and enhances their competitiveness. There are critical issues involved in the commercial use of the Internet that are not yet fully resolved, including concerns regarding the Internet's security, reliability, ease of access and quality of service.

     To the extent that any of these issues inhibit or limit the adoption of the Internet as a medium of e-commerce, our business prospects could be adversely affected. If electronic business does not continue to grow or grows more slowly than expected, demand for our products and services may be reduced.

We face significant competition in our targeted markets, including from companies with significantly greater resources

   In recent years we have encountered increasing competition in our targeted markets. We compete with a wide range of companies, ranging from small start-up enterprises with limited resources, which compete principally on the basis of technology features or specific customer relationships, to large companies, which can leverage off significant customer bases and financial resources. Given the size and nature of our targeted markets, the implementation of our growth strategy and our success in competing for market share generally may be dependent on our ability to grow our sales and marketing capabilities and maintain a critical level of financial resources. If we are unable to do so, we could lose market share to competitors.

Integration of acquisitions or strategic investments could interrupt our business and our financial condition could be harmed

     We have made several acquisitions of companies in the past and may, in the future, acquire or make investments in other businesses, products or technologies. Any acquisitions or strategic investments we have made in the past or may make in the future may entail numerous risks that include the following:

    . entering markets in which we have no or limited prior experience or knowledge;

    . difficulties integrating acquired operations, personnel, technologies or products;

    .    diversion of management's focus from our core business concerns;

    . write-offs related to impairment of goodwill and other intangible assets;

    . exposure to litigation from stockholders or creditors of, or other parties affiliated with, the target company or companies;

    .    dilution to existing stockholders and earnings per share; and

    .    incurrence of substantial debt.

     Any such difficulties encountered as a result of any mergers, acquisitions or strategic investments could adversely affect our business, operating results and financial condition.

We depend on key employees who are skilled in e-commerce, payment, cash management and invoice presentment methodology and Internet and other technologies

    Our success depends upon the efforts and abilities of our executive officers and key technical employees who are skilled in e-commerce, payment methodology and regulation, and Internet, database and network technologies. The loss of one or more of these individuals could have a material adverse effect on our business. We currently do not maintain "key man" life insurance policies on any of our employees. While some of our executive officers have employment agreements with us, the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

We must attract and retain highly skilled personnel with knowledge in e-commerce, payment, cash management and invoice presentment methodology and Internet and other technologies

     We are dependent upon the ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in e-commerce, payment, cash management and invoice methodology and Internet and other technologies. Competition for qualified personnel is intense. As a result we may experience increased compensation costs that may not be offset through either improved productivity or higher sales prices. There can be no assurances that we will be successful in attracting, continuously recruiting and in retaining existing personnel. Based on our experience, it takes an average of nine months for a salesperson to become fully productive. We cannot assure you that we will be successful in increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Our mix of products and services could have a significant affect on our financial condition, results of operations and the market price of our stock

    Our products and services have considerably varied gross margins. Software margins in general yield significantly higher gross margins than do our service, maintenance, equipment and supplies revenue streams. If the mix of our products and services in any given period do not match our expectations, our results of operations and the market price of our stock could be significantly impacted.

An increasing number of large and more complex customer contracts may impact the timing of our revenue recognition and affect our operating results, financial condition and the market price of our stock

    Due to an increasing number of large and more complex customer contracts, we have experienced, and will continue to experience, delays in the timing of our revenue recognition. These large and complex customer contracts generally require significant implementation work, product customization and modification resulting in the recognition of revenue on a percentage of completion basis. Delays in revenue recognition on these contracts could affect our operating results, financial condition and the market price of our stock.

Increased competition may result in price reductions and decreased demand for our product solutions

     The payments and electronic invoice presentment software markets in which we compete are intensely competitive and characterized by rapid technological change. Some competitors in our targeted markets have longer operating histories, significantly greater financial, technical, and marketing resources, greater brand recognition and a larger installed customer base than we do. We expect to face additional competition as other established and emerging companies enter the markets for payment and electronic invoice presentment software solutions. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their product offerings and to offer more comprehensive solutions. This growing competition may result in price reductions of our products and services, reduced revenues and gross margins and loss of market share, any one of which could have a material adverse effect on our business, operating results and financial condition.

Our success depends on our ability to develop new and enhanced software, services and related products

     The payments and electronic invoice presentment software markets in which we compete are subject to rapid technological change and our success is dependent on our ability to develop new and enhanced software, services and related products that meet evolving market needs. Trends that could have a critical impact on us include:

    . rapidly changing technology, which could cause our software to become suddenly outdated or could require us to make our products compatible with new database or network systems;

    . evolving industry standards, mandates and laws, such as those mandated by the National Automated Clearing House Association and the Association for Payment Clearing Services; and

    . developments and changes relating to the Internet that we must address as we maintain existing products and introduce any new products.

     There can be no assurance that technological advances will not cause our technology to become obsolete or uneconomical. If we are unable to develop and introduce new products, or enhancements to existing products, in a timely and successful manner, our business, operating results and financial condition could be materially adversely affected.

Any unanticipated performance problems or bugs in our product offerings could have a material adverse effect on our future financial results

    If the products that we offer do not continue to achieve market acceptance, our future financial results will be adversely affected. Since many of our software solutions are still in early stages of adoption, any unanticipated performance problems or bugs that we have not been able to detect could result in additional development costs, diversion of technical and other resources from our other development efforts, negative publicity regarding us and our products, harm to our customer relationships and exposure to potential liability claims. In addition, if these products do not enjoy wide commercial success, our long-term business strategy will be adversely affected which could have a material adverse effect on our business, operating results and financial condition.

We could be adversely affected if we are unable to protect our proprietary technology and could be subject to litigation regarding our intellectual property rights, causing serious harm to our business

     We rely upon a combination of patent, copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. However, we cannot assure you that our patents, pending applications for patents that may be issued in the future, or other intellectual property will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the patents will not be challenged, invalidated or circumvented. We enter into agreements with our employees and customers that seek to limit and protect the distribution of proprietary information. Despite our efforts to safeguard and maintain our proprietary rights, there can be no assurance that such rights will remain protected or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

We may incur significant costs from class action litigation as a result of expected volatility in our common stock

      In the past, companies that have experienced market price volatility of their stock have been the targets of securities class action litigation. In August 2001, we were named as a party in one of the so-called "laddering" securities class action suits relating to the underwriting of our initial public offering. We could incur substantial costs and experience a diversion of our management's attention and resources in connection with such litigation, which could have a material adverse effect on our business, financial condition and results of operations.

Our future financial results will depend on our ability to manage growth effectively

     In the past, rapid growth has strained our managerial and other resources. Our ability to manage any future growth, should it occur, will depend in part on our ability to continue to enhance our operating, financial and management information systems. We cannot assure you that our personnel, systems and controls will be adequate to support any future growth. If we are unable to manage growth effectively, should it occur, the quality of our services, our ability to retain key personnel and our business, operating results and financial condition could be materially adversely affected.

Problems with third-party hardware that we resell could adversely affect our business

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      On July 25, 2001, an action was filed against BancBoston Robertson Stephens, an underwriter of our initial public offering, in the United States District Court for the Southern District of New York. The complaint in the action did not name us, or any of our officers or directors, and asserted claims against the underwriter similar to those asserted in the Cyrek action described below.

      On August 10, 2001, a class action complaint was filed against us in the United States District Court for the Southern District of New York: Paul Cyrek
v. Bottomline Technologies, Inc.; Daniel M. McGurl; Robert A. Eberle; Fleetboston Robertson Stephens, Inc.; Deutsche Banc Alex Brown Inc.; CIBC World Markets; and J.P. Morgan Chase & Co. The complaint filed in the action asserted claims similar to those described below.

     On April 20, 2002, a consolidated amended class action complaint was filed against us in the United States District Court for the Southern District of New
York: In re Bottomline Technologies Inc. Initial Public Offering Securities Litigation. The complaint supersedes the class action complaint filed against us in the United States District Court for the Southern District of New York on August 10, 2001: Paul Cyrek v. Bottomline Technologies, Inc.; Daniel M. McGurl; Robert A. Eberle; Fleetboston Robertson Stephens, Inc.; Deutsche Banc Alex Brown Inc.; CIBC World Markets; and J.P. Morgan Chase & Co., as well as three additional actions initially filed against BancBoston Robertson Stephens, an underwriter of our initial public offering, for which the complaints did not name us, or any of our officers or directors. The complaint filed in the action asserts claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint asserts, among other things, that the description in our prospectus for our initial public offering was materially false and misleading in describing the compensation to be earned by the underwriters of our offering, and in not describing certain alleged arrangements among underwriters and initial purchasers of our common stock from the underwriters. The complaint seeks damages (or, in the alternative, tender of the plaintiffs' and the class's Bottomline common stock and rescission of their purchases of our common stock purchased in the initial public offering), costs, attorneys' fees, experts' fees and other expenses. We intend to vigorously defend ourself against this complaint. While this proceeding is in its early stages, we do not currently believe that the outcome will have a material adverse impact on our financial condition. Other than the filing of the consolidated amended class action complaint, there have been no material developments in this litigation since it first became a reportable event.

Item 2.  Changes in Securities and Use of Proceeds

Changes in Rights and Classes of Stock

     None.

Sales of Unregistered Securities

     In January 2002, the Company entered into a stock purchase agreement with funds affiliated with General Atlantic, a global private equity investment firm. General Atlantic paid $22.3 million for 2.7 million shares, 2.1 million of which were newly issued shares sold by the Company generating gross proceeds of $17.3 million to the Company. The balance of the shares were sold in equal amounts by two directors who were the cofounders of the Company, one of whom is the chief executive officer. Pursuant to the terms of the transaction, the Company entered into a registration rights agreement dated January 15, 2002 with General Atlantic and a partner designee of General Atlantic joined the Company's board of directors. The closing date of this transaction was January 15, 2002. These securities were offered and issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Use of Proceeds

    Not applicable.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

     See the Exhibit Index on page 25 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

(b)      Reports on Form 8-K:

     On January 15, 2002, we filed a Current Report on Form 8-K (File No. 000-25259), dated January 8, 2002 reporting under Item 5 (Other Events) that we had entered into a stock purchase agreement with a private equity investment firm.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Bottomline Technologies (de), Inc.


   Date: May 15, 2002                       By: /s/ Robert A. Eberle
                                                --------------------

                                            Robert A. Eberle
                                            Executive Vice President, Chief
                                               Operating Officer,
                                            Chief Financial Officer, and
                                               Secretary
                                            (Principal Financial and Accounting
                                               Officer)

                                  EXHIBIT INDEX

Exhibit Number             Description
--------------             -----------

 4.1 (1)                   Registration Rights Agreement, dated January 15, 2002, among Bottomline Technologies (de), Inc., General
                           Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO Gmbh & Co. KH.


10.1 (1)                   Stock Purchase Agreement, dated January 8, 2002, by and among Bottomline Technologies (de), Inc., General
                           Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO Gmbh & Co. KG and the
                           Stockholders named on Schedule I thereto.

------------------------------

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated January 8, 2002 (File No. 000-25259).