Form 10-K
period 2002-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2002-09-30
CIK 1073349

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                              to                             .

Commission file number 0-25259

BOTTOMLINE TECHNOLOGIES (de), INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0433294
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

325 Corporate Drive Portsmouth, New Hampshire	03801
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 436-0700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on September 16, 2002 was $50,394,360 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The Company has no non-voting stock.

There were 15,508,678 shares of common stock, $.001 par value per share, of the registrant outstanding as of September 16, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Business—Executive Officers of the Company”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2002, a definitive proxy statement for our annual meeting of stockholders. The information required by Items 10, 11, 12 and 13 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

PART I

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statements (including statements to the effect that we “believe,” “expect,” “anticipate,” “plan” and similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of numerous important factors, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Results.”

Item 1.    Business.

The Company

We provide a comprehensive set of solutions for financial resource management (FRM). Our software products and services enable organizations to more effectively make and collect payments, send and receive invoices and conduct electronic banking. We offer both software designed to run on-site at the customer’s location and hosted solutions. Our products allow our customers to leverage the Internet in automating existing operations while increasing security and fraud avoidance. They complement our customers’ existing information systems, accounting applications and banking functions. As a result, our solutions can be deployed quickly and efficiently. To help our customers receive the maximum value and meet their own particular needs, we also provide professional services for installation, training, consulting and product enhancement, as well as related equipment and supplies.

We market our products globally with a particular focus on the United States and, through our Bottomline Europe group, the United Kingdom. We have over 5,500 customers, including over 50 of the Fortune 100 and over 90 of the FTSE (Financial Times) 100 companies.

Applications

Our FRM applications include:

•	Payments and Cash Management

•	Invoice Receipt and Management (IRM)

•	Legal Billing

•	Electronic Invoice Presentment and Payment (EIPP)

•	Electronic Banking

•	Information Reporting

Payments and Cash Management

We offer both a web-based and client server payment and reporting system capable of producing a wide variety of domestic and international payment instructions along with consolidated bank reporting of cash activity. Our web-based payments and reporting package can be accessed from a standard browser allowing authorized users to create payments, view data or initiate reports from anywhere in the organization. We support numerous payment types, including ACH, Financial EDI, Fed Wire transfer, BACS, and SWIFT messaging and paper check. Reduced administrative expenses as well as increased control and fraud protection are among the benefits provided. Payment and bank account information, including account totals and detailed transaction data, can be gathered by the web-based system and accessed via the Internet, providing improved workflow, financial reporting and bank communications.

Invoice Receipt and Management

Invoice receipt and management (IRM) is designed to help organizations electronically receive and manage invoices. It is a web-based platform that receives, aggregates, formats and transfers invoice data into the customers accounts payable and accounting system electronically. For vendors unable to provide files electronically, there is a browser-accessed manual payment request screen that creates “electronic invoices” on-demand. To reduce the number of vendor inquiry calls, IRM provides vendors with access to invoice and payment status information via the web.

Legal Billing

We offer a legal billing system to corporate counsel that facilitates more effective receipt, reconciliation, review, approval and management of legal invoices. A rules-based engine “filters” the invoice according to each legal services provider before it reaches the corporate legal department, helping to ensure that charges are appropriate and reducing the time required to review and approve legal bills. The corporate legal department can then utilize the rules engine to review exceptions, report on costs and manage the approval and payment process. The system provides information on legal costs, which the organization can use in further managing and reducing legal expense.

Electronic Invoice Presentment and Payment

Our electronic invoice presentment and payment (EIPP) product is a secure, interactive system for business-to-business transactions that allows organizations to present invoices and invoicing information, accommodate internal workflows for review and approval, provide online dispute resolution and accept payments over the Internet. The system reduces the administrative expense of invoicing and accelerates cash receipts. To support customers that need to move in a step-wise fashion, our EIPP solution offers the ability to print, email, post-only or post and pay invoices from a single invoice file.

Electronic Banking

Our electronic banking solution allows financial service providers to deploy Internet based services. The software interfaces directly to a multitude of in-house systems to provide seamless application integration across one or more financial institutions. A variety of cash management functions including balance and transaction reporting, lockbox reporting, controlled disbursements, positive pay, check imaging, stop payments, and a broad array of electronic funds transfer instruction are supported. Real-time host links enable the financial institution to provide its corporate customer with up-to-the-minute access to critical data.

Information Reporting

Our information reporting offering consolidates payment and financial transaction information from disparate data files providing access to a variety of business information at a single point, reducing the time and effort needed to reconcile various data streams. By distributing a consolidated picture across the enterprise, our software can provide the information, when and where it is required.

Strategy

Our objective is to be the leading provider of FRM software solutions and services. Key elements of our strategy include the following:

•	Provide a migration path to electronic financial transactions. Our products allow customers to transition from traditional paper-based financial processes to electronic processes at their own pace.

•
Focus on the Internet as the medium for invoicing, payments, and electronic banking.    Our products allow enterprises to use the Internet or a corporate intranet to reduce costs, extend and link their current infrastructure, increase control and security, provide access and information across the enterprise and improve trading partner interactions.

•
Deploy US developed products in the UK and European markets.    We intend to migrate UK customers to products initially developed for the US market. This will allow us to offer additional functionality and products to existing and new clients in the UK and European market. We expect to realize economies of scale in our development and support functions as a result of migrating UK customers to these products.

•
Develop new products and technologies.    We intend to develop new products and technologies which leverage our existing offerings and customer base. To capitalize on the growth of the Internet and e-commerce, and changes in payment technologies and practices, we employ professionals who are skilled in the complex environments of e-commerce, financial EDI, banking and payment and billing systems. Our technical staff is experienced in the latest database, networking and software development tools, technologies and methodologies. We intend to leverage this combination of business expertise and technical knowledge to enhance our existing offerings and deliver new products and technologies.

•	Provide choices for customers and partners in the way in which they acquire and deploy our FRM technology:

— through the direct purchase of application and solutions;

— through channel partners like financial institutions, consultants and ERP providers;

— directly or through channel partners in the form of web hosted applications on a rental or stransactional charge basis; and

— as a fully managed service replacing in-house systems, people and processes.

•	Expand and leverage strategic relationships. We intend to pursue channel partnerships and continue to leverage relationships with leading technology providers.

•
Further penetrate customer base.    We intend to further penetrate our existing customer base, which we believe is only in the early stages of implementing web-enabled invoicing and payment solutions. Additional sales opportunities to our existing customers include:

— upgrading our installed base of clients to new web-based products;

— extending our payments offering from a department solution to an enterprise-wide solution;

— cross-selling our electronic bill presentment, invoice receipt and management, and legal billing offerings to our installed base who are predominantly using our disbursement products;

— offering targeted application solutions which address a particular need in a given business environment; and

— introducing software upgrades and marketing new products.

•	Expand customer base. We intend to expand our broad customer base by:

— supporting and developing new co-marketing relationships;

— marketing to large enterprises through our direct sales force;

— adding new corporate legal departments onto the legal billing service; and

— pursuing strategic acquisitions.

•
Expand international capabilities.    We intend to enhance our products with additional functionality to expand their use in international markets. We believe that this will enable us to better accommodate existing and future customer needs.

•
Pursue strategic acquisitions.    We believe that significant opportunities exist to acquire industry expertise and resources to support our products, to increase our product offerings and distribution and to provide access to international markets. We intend to pursue acquisitions, which will supplement our technology, as well as broaden our client base and/or expand our geographic presence.

Products and Services

Our Financial Resource Management (FRM) offerings enable businesses and financial institutions to leverage the web to manage their critical financial transactions, cash decisions and trading partner financial relationships. Our software products enable enterprises to electronically present bills to their customers, for customers to receive and manage invoices electronically, to control, manage and issue all payments, whether paper-based or electronic, and access electronic banking functions. We also offer complementary add-on functionality software for our payment products that customers can select according to their specific needs, as well as hardware to complement our software product offerings. Our software products are further enhanced by an experienced and integrated consulting service and support system. These consultants help customers to plan, design, implement and manage an organization’s transition from paper-based to electronic invoicing and payments to enhance operational productivity and customer satisfaction.

PayBase

PayBase is a client/server, multi-payment platform that provides a single software solution to control, manage and issue all payments across an entire enterprise. It allows organizations to migrate from paper-based to electronic payments as their needs require. PayBase is deployed across an organization’s wide area network and controlled from a centrally managed data center. A single payment file can issue paper or electronic payments. PayBase can also store and retrieve electronic images of documents and provide automatic e-mail delivery of remittance advice both internally and to third parties such as vendors, customers and employees. PayBase incorporates administration software that maintains central payment information that can be accessed from a client on the network by authorized users to approve payments and review payment status. PayBase also allows users to automatically send a digital file of all checks issued to their bank for use with a “Positive Pay” system that determines when the check is presented to the bank and whether a bank customer has in fact issued it.

Our PayBase product offers customers a variety of benefits, including:

•	Flexible payment process—paper or electronic;

•	Enterprise-wide payment access and control;

•	Operational efficiencies and cost reduction;

•	Open and scaleable technology; and

•	Enhanced security and fraud protection.

WebSeries Payments and Cash Management

WebSeries is a multi-payment, multi-currency platform that enables organizations to leverage the Internet to connect disbursement, collection and cash management needs across an enterprise, including payment requests from and delivery to point-of-need. The browser-accessed product gathers bank account information, including account totals and detailed transaction data, providing the treasury function a view into liabilities and assets before releasing payments. A consolidated payments and reporting engine improves workflow, and unites financial reporting, bank communications and payments. WebSeries can issue paper and electronic payments from a single payment file. Completing the full complement of payments instructions, WebSeries also supports Financial EDI, SWIFT and Fedwire messaging. WebSeries allows users to automatically send a digital file of all checks issued to their bank for use with a “Positive Pay” system that determines when the check is presented to the bank and whether a bank customer has in fact issued it. WebSeries can also store and retrieve electronic images of printed documents from financial applications as well as provide automatic e-mail delivery of remittance advice both internally and to third parties such as vendors, customers and employees. To help organizations comply with OFAC (The Office of Foreign Asset Control) laws and regulations, WebSeries provides the ability to automatically verify all outgoing and incoming payment transactions. The WebSeries reporting engine provides balance and transaction activity against multi-bank, multi-account views uniting financial reporting across all lines of business into a single point-of-access. WebSeries incorporates administration software that maintains central payment information that can be accessed on the Internet or over an intranet by authorized users to approve payments, review payment status and correct data as appropriate.

Our WebSeries product offers customers the following benefits:

•	Enterprise-wide access and control;

•	Enterprise-wide visibility to consistent, real-time data;

•	Improved business processes;

•	Flexible, multi-payment, multi-currency platform;

•	Operational efficiencies and cost reduction;

•	Extending and linking current infrastructure;

•	Open and scaleable technology; and

•	Enhanced security and fraud protection.

NetTransact

NetTransact is a secure, interactive system that allows companies to present and receive billing information and originate payments for transactions over the Internet. NetTransact can be deployed as a hosted or software offering. NetTransact supports corporate billing applications through features that are designed to meet the specific needs of the business-to-business environment. The NetTransact system integrates with the billers’ and payers’ existing receivables and payables management processes and provides trading partners with opportunities to communicate online before funds are transferred. Payers have the ability to review invoices, modify them if necessary, approve them for payment and schedule the date of funds transfer to take advantage of payment discount terms. Billers have online ability to respond to payer originated disputes or adjustments and to gain access to cash forecasting reports summarizing the pending payment transactions scheduled by payers.

Our NetTransact product provides a pathway for organizations to move from paper-based to electronic invoicing and payments and provides benefit to both billers and payers, including:

•	Reduced administrative expense;

•	Accelerated cash collection;

•	Improved workflow;

•	Efficient dispute resolution; and

•	Integration with existing accounting and financial systems.

WebSeries Invoice Receipt and Management

WebSeries Invoice Receipt and Management is designed to help accounts payable organizations normalize the exchange of invoice data electronically between their vendors and their internal systems. The browser-based platform provides payer’s with electronic workflow, streamlining the process and eliminating the need to circulate paper throughout the organization. User defined business rules can automatically filter or match invoices, providing hands-free processing. Using the vendor-self help module of IRM, payers can provide their trading partners a view into the status of invoices, payments against those invoices, as well as invoices that require exception processing.

Receiving invoices electronically provides a number of benefits to an organization, including:

•	Automated entry of invoice data to internal systems;

•	Improved business processes and reduced costs;

•	Straight-through, hands-free processing; and

•	Improved trading partner relations.

WebSeries Electronic Banking

WebSeries Electronic Banking allows banks to provide their corporate and institutional customers with electronic banking functions such as cash management, trade finance and custody services using the WebSeries browser-based platform. WebSeries electronic banking acts as an intermediary software solution that integrates with a bank’s legacy systems to enable electronic banking services to their customers without the bank having to incur the expense of rewriting the existing code and applications for their back-office functions. Additionally, banks reduce costs and resources associated with implementing and supporting hardware/software interfaces for their corporate and institutional customers. In reducing these costs, banks also have the potential to extend their electronic banking services to additional customers that were previously restricted by the costs associated with installation and maintenance.

Benefits of WebSeries Electronic Banking include:

•	Internet-based access to banking applications;

•	Increased speed and accuracy in transactions;

•	Integration with existing back-office banking systems; and

•	Reduced costs associated with electronic banking.

WebSeries Legal e-Billing

WebSeries Legal e-Billing is a web-based system that allows a corporate legal department to electronically receive, reconcile, review, approve and manage the invoices they receive from their outside law firms. It includes a sophisticated rules engine, secure online billing and communication, interactive invoice validation and approval, and advanced account management capabilities. WebSeries Legal e-Billing reduces the costs and delays associated with paper-based billing and enables better review and information management than a manual, paper-based process.

Our WebSeries Legal e-Billing product offers the following benefits:

•	Reduced administrative costs;

•	Rules engine automation;

•	Improved utilization of law department resources; and

•	Comprehensive reporting to better manage outside legal services.

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

Bottomline Europe Offerings

Bottomline Europe markets their FRM solutions as: i-Pay, i-Collect, and Bottomline Transactional Services.

i-Pay solutions enable enterprises to make their payments in a secure, controlled, and efficient manner. The solution encompasses several components that deliver check production, automated payment, and document output management functionality.

i-Collect solutions facilitate the collection process. The i-Collect solution has several components that combine to extend the functionality of a clients accounts receivable process to facilitate the establishment of direct debits, the automated collection and reconciliation of funds, and the processing of amendments and cancellations.

Bottomline Transactional Services (BTS) offer clients various services that provide them with the opportunity to outsource elements of their financial operation to reduce cost and improve cash flow. The key services are:

•	Check processing;

•	BACS (electronic payment) processing;

•	Financial document delivery and management;

•	Invoice receipt and management;

•	Invoicing—both paper and electronic; and

•	Lockbox—check receipt and data entry.

Professional Services

Our team of service professionals draws on extensive experience in financial transactions and e-commerce to provide consulting services, project implementation and training services to our clients. Consulting service professionals are available to review clients’ current invoicing, payment and cash management methods and processes, report findings and recommend changes and solutions. Project implementation professionals are available to coordinate system installation, including billing and payment design, reporting format and delivery, bank data and communication requirements, signature and authority set up and security, audit and control procedures. We offer training services to all customer personnel involved in the billing and payment cycle, including management, users and information technology personnel involved in the transition from paper-based methods to electronic methods.

Equipment and Supplies

We offer consumable products needed for laser check printing, including magnetic ink character recognition toner and blank-paper check stock. We also provide printers and printer-related equipment, primarily through arrangements with our hardware vendors, to enhance our software product offerings. We have reseller agreements with two of the leading secure magnetic ink character recognition printer manufacturers in the US, Troy Systems, which primarily uses Hewlett Packard printers, and Source Technology, which primarily uses Lexmark printers.

Technology

Our technology focus is on the industry standards for the Internet and client server platforms. We develop our products to integrate with our customers’ existing technology infrastructure. We also focus on connecting the internal workflow of an enterprise to improve process efficiency. By connecting the different enterprise systems and replacing paper with electronic workflow, an organization can streamline activities and provide better process management. Security, control and fraud prevention as well as data management and information reporting are also priorities in the technology we develop and deploy.

The technology behind our primary product offerings is as follows:

WebSeries—WebSeries is a disbursements, collections and funds transfer system, supporting checks in 45 countries, electronic funds transfer—ACH, FED Wire and SWIFT, with complementary applications such as Balance and Transaction Reporting, OFAC and Invoice Receipt and Management. The WebSeries core technology code has no application-specific logic; it is a library of generic business functions that can be deployed as a platform upon which individual application modules can reside. This allows the core technology to be used across a wide variety of organization-types, with function specificity determined in the application layer.

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

WebSeries is an OLTP (On-Line Transaction Processing) system. The WebSeries platform currently supports native MS SQL Server7 and MS SQL 2000 and Oracle 8i and Oracle 9i, with support for other ODBC (Open DataBase Connectivity)-compliant databases planned for future versions, as data sources for the web reporting functions and reference information. Reports can be configured to point to other databases for their content. The Database Servers are independently tuned to handle the required transaction traffic and volume.

The Hub Servers, which support reformatting and middleware functions are configured to meet our customers’ service level requirements with respect to data availability and straight-through-processing rates. For example, since all processes are fully threaded, they can either be scaled up (larger machine) or scaled out (more machines). Included with the hubs servers can be PayBase32 to handle the direct processing of check payments.

The Web servers run exclusively on Microsoft NT/Windows 2000, using IIS and MTS. MTS is used only as an “object broker” for the application-independent COM/DCOM modules created to support all WebSeries applications. The software provides multi-server scalability to allow unlimited concurrent user access. The Crystal Report objects provide an environment where the client reports and file download formats can be customized, and the Bottomline application framework allows for integration of new products, modules, and transaction types.

PayBase 32—PayBase32, our 32-bit payment processing software, has been designed using a client/server architecture. The server platform supports open database connectivity compliant with Unix and Windows NT databases. The server platform is the warehouse for information relating to the customer’s payment solution, including security tables, application form parameters and audit tables. The client workstation houses the PayBase executable programs. This design enables PayBase to be scaleable for both distributed and high volume centralized check printing, as well as electronic payment origination. The client workstation interacts with the database to ascertain authority, to retrieve information to create the form and to update the audit tables with transaction information and payment result information. Print output can be sent to any addressable network printer. The ESP and Check Fraud Avoidance modules are bundled with communication software that allows scripting of the data transmission. Transmission can be executed from any client workstation.

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

WebSeries Electronic Banking—Our WebSeries electronic banking product provides web-enabled information reporting and transaction initiation, supporting a bank’s cash management, trade finance and custody business. The information reporting modules can receive information from multiple back-office processing systems and consolidate the information to be reported with up to eight levels of sub reporting. The transaction initiation module allows the bank to present customized instruction screens that replicate functions and features normally reserved for a workstation environment.

The WebSeries platform is made up of three main components: Web servers, database servers and hub servers. The Web servers are independently scalable and can be expanded for a high volume of simultaneous users. The database servers are based on industry standards such as Microsoft and Oracle servers and they are also independently scalable to service the required transaction traffic and volume. The hub servers support data reformatting and interface functions and are also scalable in order to be configured to meet the service level requirements that are committed to clients in terms of data availability and processing rates.

For security, WebSeries provides Secure Socket Layer 3 and 128-bit encryption. To meet our customer security requirements, WebSeries also provides supplemental security infrastructures such as digital signatures and smart cards through our security partner, Ubizen. WebSeries also provides application level security through an administrative tool that allocates access levels for users along with types of information available to users.

NetTransact—NetTransact, our web-based invoice presentment and payment system, converts an organization’s existing billing file through proprietary mapping tools into a file that is accessible over the Internet. The server platform for NetTransact is based on Sun Enterprise architecture. For cross platform capabilities, it is written using the Internet-standard Java programming language in conjunction with iPlanet Application Server. The data for NetTransact is stored using database servers such as Oracle 8i. Database connectivity within the system is accomplished through the use of JDBC (java database connectivity). The security architecture for NetTransact is based on sophisticated security protocols that support firewalls, Secure Socket Layer, HTTPS (hyper text transfer protocol secure) and digital certificates.

Product Development and Engineering

Our product development and engineering organization included 147 persons as of June 30, 2002. There are three primary development groups: software engineering, quality assurance and technical support. We spent $8.6 million, $13.4 million, and $13.8 million on product development and engineering costs in fiscal years 2000, 2001 and 2002, respectively.

The software engineers have substantial experience in advanced software development techniques as well as extensive knowledge of the complex processes involved in business payment and invoicing systems. Our engineers participate in the Microsoft Developer Network, Sun and Oracle developer programs and maintain extensive knowledge of software development trends.

Our quality assurance engineers have both extensive knowledge of our products and expertise in software quality assurance techniques. Members of the quality assurance group make use of automated software testing tools to facilitate comprehensive and timely testing of products. The quality assurance group members participate in beta releases, including tests of new products or enhancements, and provide initial training materials for customer support and service.

The technical support group provides all product documentation as well as technical support for released products. The technical writers are versed in current document technology and work closely with the software engineers to ensure documentation is clear, current and complete. The technical support engineers are responsible for the analysis of reported software problems and work closely with customers and customer support staff. The group’s broad knowledge of our products, operating systems, communications, and printers allows them to rapidly respond to software configuration needs.

Financial Information About Geographic Areas

Based on the point of sale, not customer location, net sales to unaffiliated customers were $45.5 million in the United States and $28.5 million in the United Kingdom, for the fiscal year ended June 30, 2002. Net sales to unaffiliated customers were $51.2 million in the United States and $26.5 million in the United Kingdom, for the fiscal year ended June 30, 2001.

At June 30, 2002, long-lived assets of $18.5 million and $33.7 million were located in the United States and the United Kingdom, respectively. At June 30, 2001, long-lived assets of $22.9 million and $56.5 million were located in the United States and the United Kingdom, respectively.

Customers

Our customer base, at over 5,500 companies, is in industries such as financial services, health care, technology, communications, education, media, manufacturing and government. We provide our products and services to the leading organizations in a broad array of industries and currently include over 50 of the Fortune 100 companies and over 90 of the FTSE (Financial Times) 100 companies.

Sales and Marketing

Sales

As of June 30, 2002, we employed 73 sales executives worldwide, of which 43 were divided among four domestic geographical markets and 30 were focused on European markets. Twelve systems engineers and professional services consultants provide the sales executives with pre-sales technical support. In addition to our direct selling efforts, we promote our products and services through strategic relationships with our channel partners.

Marketing

We promote products and services through conferences, seminars, direct marketing and trade publications. We maintain memberships in industry organizations such as Financial Services Technology Consortium, Microsoft Value Chain Initiative, American Bankers Association and various operating committees of NACHA—The Electronic Payments Association. In addition, we participate in industry conferences such as the Association for Financial Professionals, NACHA—The Electronic Payments Association, Payments, American Payroll Congress and National User Conferences of Software Partners. We also promote brand awareness through our public relations program and by advertising in respected buying guides.

Competition

We encounter competition from various sources for each of our products.

For payments and cash management, we compete primarily with companies that provide a broad offering of electronic data interchange products, companies that provide a broad spectrum of electronic payments solutions, such as CheckFree, and companies that offer laser check printing software and services, such as FiWare, MHC Associates, Optio Software, ACOM Solutions and IPS of Boston. To a lesser extent, we compete with providers of enterprise resource planning solutions, such as SAP and PeopleSoft, and providers of traditional payment products, including check stock and check printing software and services, such as Standard Register. In addition, some financial institutions operate as outsourced providers of check printing and electronic payment services for their customers.

For electronic banking, we primarily compete with companies, such as S1, that offer a wide range of financial services, including electronic banking applications. We also encounter competition from companies that provide traditional treasury workstation solutions. These companies include Metavante, SunGard, Magnet Communications and Politzer and Haney.

The primary competitors we face in the invoicing market are BCE Emergis and BillingZone. We also, to a lesser extent, compete with CheckFree, e-Docs, Avolent, Xign, Pitney Bowes and Metavante.    In the legal billing market, we compete with a number of companies, most of whom are privately owned, including DataCert, TyMetrix, Visibillity and Allegiant Systems.

In Europe, we encounter competition from a variety of sources that are product dependent. Kalamazoo, and PCF are our principal competitors for i-Pay Checks. Microgen and Albany offer competition for our electronic payment and collection software. Our transactional services offering in Europe has not encountered significant competition this past year. As our market position continues to grow, we believe we will begin to encounter competition from a number of European companies that focus on aspects of each of our services.

For all of our products, we believe we compete on a number of factors, including:

•	scope, quality and cost-effectiveness of our solutions;

•	industry knowledge and expertise;

•	interoperability of solutions with existing information technology and payments infrastructure;

•	product performance and technical features;

•	patented and proprietary technologies; and

•	customer service and support.

Although a number of our competitors may be better positioned to compete in certain aspects of the payments industry, we believe that our market position is enhanced by:

•	our ability to provide a comprehensive e-business infrastructure for use by businesses and financial institutions to manage invoices, payments and conduct electronic banking;

•	our relationships with our strategic partners;

•	our large customer base; and

•	the level of industry expertise of our development, sales and customer service and support professionals.

Although we believe that we compete favorably in our industry, the markets for payment management, electronic bill presentment and electronic banking software are intensely competitive and characterized by rapid technological change and a number of factors could adversely affect our ability to compete in the future.

Backlog

At the end of fiscal year 2002, our backlog was $27 million, including deferred revenues of $13 million and NetTransact committed revenues of $5 million. We no longer require committed revenues in conjunction with the sale of our NetTransact product, and therefore, it is expected that the backlog for NetTransact committed revenues will decrease to zero as we complete the existing contracts. At the end of fiscal year 2001, backlog was $31 million, including deferred revenues of $11 million and NetTransact committed revenues of $9 million. Excluding NetTransact committed revenues, our backlog was $22 million for the fiscal years ended June 30, 2002 and 2001. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Proprietary Rights

We rely upon a combination of patents, copyrights, trademarks and trade-secret laws to establish and maintain proprietary rights in our technology and products. We have filed 31 patent applications relating to our products as of June 30, 2002. We have been awarded two patents and expect to receive others. We will continue to file patent applications as we develop new technologies.

However, there can be no assurance that our patent applications, or any others that may be filed in the future, will issue or will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the issued patents will not be challenged, invalidated or circumvented. In addition, we rely upon a combination of copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. Given the rapidly changing nature of the industry’s technology, the creative ability of our development, engineering, programming, marketing and service personnel may be as or more important to our competitive position as the legal protections and rights afforded by patents. We also enter into agreements with our employees and clients that seek to limit and protect the distribution of proprietary information. There can be no assurance that the steps we have taken to protect our property rights, however, will be adequate to deter misappropriation of proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual proprietary rights.

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

Executive Officers of the Registrant

Our executive officers and their respective ages as of September 16, 2002, are as follows:

Name	Age	Positions
Daniel M. McGurl	66	Chairman of the Board
Joseph L. Mullen	50	Chief Executive Officer, President and Director

Robert A. Eberle	41	Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Director
Christopher J. Bishop	45	Executive Vice President of Sales and Marketing, North America
Peter S. Fortune	43	President of Bottomline Europe

Daniel M. McGurl, one of our founders, has served as Chairman of the Board of Directors since May 1989. Mr McGurl served as Chief Executive Officer from May 1989 to August 2002. From May 1989 to September 2000, Mr. McGurl also served as President. From 1987 to 1989, Mr. McGurl served as Senior Vice President of State Street Bank and Trust Company. Prior to 1987, Mr. McGurl held a variety of positions at IBM Corporation, including Director of Marketing Planning and Director of Far East Operations.

Joseph L. Mullen has served as a director since July 1996 and Chief Executive Officer since August 2002. Mr. Mullen has served as President since September 2000. From September 2000 to April 2001, Mr. Mullen also served as Chief Operating Officer. From July 1996 to September 2000, Mr. Mullen served as Executive Vice President of Operations, and Vice President of Sales and Marketing from July 1991 to July 1996. From 1977 to 1989, Mr. Mullen held a variety of positions at IBM Corporation, including Marketing Manager and Northeast Area Market Planning Manager.

Robert A. Eberle has served as a director since September 2000. Since April 2001, Mr. Eberle has served as Chief Operating Officer. Mr. Eberle has also served as Executive Vice President and Chief Financial Officer since September 1998. From September 1998 to May 2001, Mr. Eberle also served as Treasurer. From December 1996 to September 1998, Mr. Eberle served as Executive Vice President of Telxon Corporation, a mobile computing and wireless data company, with primary responsibility for its Technical Subsidiaries Group. From August 1993 to December 1996, Mr. Eberle held a variety of positions at Telxon Corporation and its subsidiary, Itronix Corporation.

Christopher J. Bishop has served as Executive Vice President of Sales and Marketing, North America since May 2002. From February 2002 to May 2002, Mr. Bishop served as Vice President, Revenue Programs. From November 2000 to February 2002, Mr. Bishop served as Senior Vice President of iMcKesson, the e-health division of McKesson, Inc. From April 1997 to November 2000, Mr. Bishop held several positions with InterQual Products Group, a division of McKesson, including Senior Vice President, General Manager, and Vice President, Sales, Marketing, and Business Development. Prior to April 1997, Mr. Bishop held a variety of positions with emerging technology companies including thirteen years at Versyss, Inc.

Peter S. Fortune has served as President of Bottomline Europe since we acquired the predecessor company in August 2000. From May 1993 to August 2000, Mr. Fortune served as Executive Director of Checkpoint Security Services Limited and from March 1999 to August 2000, Mr. Fortune served as Chief Executive Officer of Checkpoint Holdings. From January 1990 to March 1999, Mr. Fortune held a variety of positions at Checkpoint, including Managing Director for Security Print and Outsourced Services, General Manager of Security Print Operations and Head of Product Management. Prior to January 1990, Mr. Fortune held various positions at Unisys Corporation, including Director of Customer Services for U.K. Printing Operations.

Employees

As of June 30, 2002, we had a total of 520 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good.

Item 2.    Properties.

We currently lease approximately 65,000 square feet of office space at our new headquarters in Portsmouth, New Hampshire under a lease that expires in 2012. We also occupy leased domestic offices in San Francisco, California; Great Neck, New York; and Boston, Massachusetts.

We own approximately 16,000 square feet of office space in Reading, England and occupy leased international office space in Reading, London, and Manchester, England; Belfast, Ireland; and Glasgow, Scotland.

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

On April 20, 2002, a consolidated amended class action complaint was filed against us in the United States District Court for the Southern District of New York: In re Bottomline Technologies Inc. Initial Public Offering Securities Litigation. The complaint supersedes the class action complaint filed against us in the United States District Court for the Southern District of New York on August 10, 2001: Paul Cyrek v. Bottomline Technologies, Inc.; Daniel M. McGurl; Robert A. Eberle; Fleetboston Robertson Stephens, Inc.; Deutsche Banc Alex Brown Inc.; CIBC World Markets; and J.P. Morgan Chase & Co., as well as three additional actions initially filed against BancBoston Robertson Stephens, an underwriter of our initial public offering, for which the complaints did not name us, or any of our officers or directors. The complaint filed in the action asserts claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint asserts, among other things, that the description in our prospectus for our initial public offering was materially false and misleading in describing the compensation to be earned by the underwriters of our offering, and in not describing certain alleged arrangements among underwriters and initial purchasers of our common stock from the underwriters. The complaint seeks damages (or, in the alternative, tender of the plaintiffs’ and the class’s Bottomline common stock and rescission of their purchases of our common stock purchased in the initial public offering), costs, attorneys’ fees, experts’ fees and other expenses. This case is one of over 300 consolidated proceedings alleging similar claims against underwriters, issuers, and individuals affiliated with the issuers. Counsel for all underwriters and all issuers have separately filed motions to dismiss all of these related actions. The issuer motions address issues common to all or many issuers and individuals affiliated with them. Briefing on these motions is not complete. We intend to vigorously defend ourselves against this complaint. While this proceeding is in its early stages, we do not currently believe that the outcome will have a material adverse impact on our financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2002.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters.

Our common stock began trading on the Nasdaq National Market under the symbol “EPAY” on February 12, 1999. Prior to that date, there was no established public trading market for our common stock. The following table sets forth the high and low sale prices of our common stock for the periods indicated, as quoted on the Nasdaq National Market.

Period	High	Low
Fiscal 2001
First quarter	$38.50	$19.44
Second quarter	$42.50	$15.00
Third quarter	$28.88	$5.56
Fourth quarter	$10.25	$2.00
Fiscal 2002
First quarter	$7.06	$3.96
Second quarter	$11.99	$4.40
Third quarter	$13.10	$7.18
Fourth quarter	$10.12	$5.31
Fiscal 2003
First quarter (through September 16, 2002)	$6.80	$4.79

As of September 16, 2002, there were approximately 5,693 holders of record of our common stock.

The closing price for our common stock on September 16, 2002 was $5.00. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

We have never paid dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock for at least the next fiscal year.

Item 6.    Selected Financial Data.

You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results shown herein are not necessarily indicative of the results to be expected for any future periods. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this annual report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Form 10-K report are based on information available to us up to, and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors That May Affect Future Results” and elsewhere in this Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

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

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Software licenses	$9,887	$15,885	$15,606	$23,619	$16,023
Service and maintenance	10,391	13,217	20,495	34,181	38,169
Equipment and supplies	9,778	11,368	10,249	19,910	19,794

Total revenues	30,056	40,470	46,350	77,710	73,986
Cost of revenues:
Software licenses	215	261	561	2,279	1,455
Service and maintenance	4,951	6,118	10,419	18,072	18,506
Equipment and supplies	6,855	8,371	7,730	14,506	14,457

Total cost of revenues	12,021	14,750	18,710	34,857	34,418

Gross profit	18,035	25,720	27,640	42,853	39,568
Operating expenses:
Sales and marketing
Sales and marketing	7,675	10,969	13,784	23,710	19,504
Expense associated with warrants issued	—	—	7,954	—	—
Product development and engineering
Product development and engineering	3,158	3,971	8,580	13,437	13,795
In-process research and development	—	—	3,900	—	—
Stock compensation expense	—	—	—	349	411
General and administrative
General and administrative	4,372	4,755	8,606	13,407	11,016
Amortization of intangible assets	—	—	2,311	30,501	33,634

Total operating expenses	15,205	19,695	45,135	81,404	78,360

Income (loss) from operations	2,830	6,025	(17,495)	(38,551)	(38,792)
Other income (expense), net	(50)	726	1,830	(734)	63

Income (loss) before provision
(benefit) for income taxes	2,780	6,751	(15,665)	(39,285)	(38,729)
Provision (benefit) for income taxes	1,177	2,700	(1,400)	714	60

Net income (loss)	$1,603	$4,051	$(14,265)	$(39,999)	$(38,789)

Earnings (loss) per share available to common stockholders:
Basic	$0.24	$0.50	$(1.33)	$(3.12)	$(2.63)

Diluted	$0.20	$0.43	$(1.33)	$(3.12)	$(2.63)

Shares used in computing earnings (loss) per share available to common stockholders:
Basic	6,314	7,988	10,744	12,827	14,725

Diluted	7,316	9,170	10,744	12,827	14,725

Other Data:
Loss before provision (benefit) for income taxes			$(15,665)	$(39,285)	$(38,729)
Amortization of intangible assets			2,311	30,501	33,634
Stock compensation expense			—	349	411
In-process research and development			3,900	—	—
Expense associated with warrants issued			7,954	—	—
(Provision) benefit for income taxes			600	1,687	(60)

Pro forma net loss			$(900)	$(6,748)	$(4,744)

The Other Data above consists of a reconciliation of loss before provision (benefit) for income taxes to pro forma net loss. For fiscal years 1998 and 1999, we did not have any pro forma items, and as such, no pro forma data is presented. We have provided this information as we consider it relevant to allow for comparability with other companies in similar businesses that present such information. Other companies, however, may calculate such information differently than we do. The Other Data is not a measurement of financial performance under accounting principles generally accepted in the United States.

Certain amounts have been reclassified to comply with recent accounting pronouncements, as more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of our consolidated financial statements.

	Fiscal Year Ended June 30,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,362	$39,699	$27,292	$13,247	$25,931
Marketable securities	—	—	11,222	—	—
Working capital	3,884	43,710	40,976	13,563	20,700
Total assets	11,301	55,146	71,280	116,449	97,317
Long-term debt	—	—	—	—	253
Redeemable common stock, at redemption value	1,353	—	—	—	—
Stockholders’ equity	4,368	45,915	57,128	92,964	72,631

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

We provide a comprehensive set of solutions for financial resource management (FRM). Our software products and services enable organizations to more effectively make and collect payments, send and receive invoices and conduct electronic banking. We offer both software designed to run on-site at the customer’s location and hosted solutions. Our products allow our customers to leverage the Internet in automating existing operations while increasing security and fraud avoidance. They complement our customers’ existing information systems, accounting applications and banking functions. As a result, our solutions can be deployed quickly and efficiently. To help our customers receive the maximum value and meet their own particular needs, we also provide professional services for installation, training, consulting and product enhancement, as well as related equipment and supplies.

During fiscal year 2000, in order to expand our product offerings, we acquired NetTransact, an electronic bill presentment and payment software product from The Northern Trust Company. We also acquired certain assets and assumed certain liabilities from Integrated Cash Management, Inc., whose BankQuest software offers powerful cash management tools and Internet access to advanced banking applications. In addition, we acquired all the outstanding shares of OLC Software, Inc., whose SmARtCash product improves the efficiency of accounts receivable transactions.

During fiscal year 2001, we acquired two companies, U.K.-based Checkpoint Holdings, Ltd. (now doing business as Bottomline Europe) and Flashpoint, Inc. (Flashpoint), a professional software development company. In acquiring Bottomline Europe, we have opened a new distribution channel, expanded our international reach and increased our capacity to support our global customers and channel partners.

During fiscal year 2002, we acquired substantially all of the assets and assumed certain liabilities of eVelocity Corporation (“eVelocity”), a company that provides an electronic billing service for corporate legal departments.

On July 29, 2002, our Board of Directors authorized our repurchase of up to an additional $3 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions.

Our goal is to be the leading provider of software solutions that enable businesses and financial institutions to create an automated e-business infrastructure to initiate, implement and manage the movements of cash. Our customer base, at over 5,500 companies, is in industries such as financial services, health care, technology, communications, education, media, manufacturing and government includes over half of the Fortune 100 companies and over 90 of the FTSE (Financial Times) 100 companies.

Our revenues are primarily derived from the following three sources:

•
Software License Fees.    We derive software license revenues from our software applications, which are generally based on the number of software applications and user licenses purchased, including PayBase, NetTransact, WebSeries, WebSeries Electronic Banking and iPoint. Fees from the sale of PayBase and iPoint software licenses are generally recognized upon delivery of the software to the customer. Certain software arrangements, primarily NetTransact, WebSeries and WebSeries Electronic Banking software fees, are often recognized on a percentage of completion basis due to the fact that they require significant customization and modification and extended implementation periods.

•
Service and Maintenance Fees.    We derive service and maintenance revenues from (a) consulting, design, project management and training fees, which are fixed on a project-to-project basis, (b) customer support and maintenance fees, (c) customer-specific customization of our products and (d) transactional service fees from our WebSeries Legal e-Billing product and our transactional based product offerings. Revenues relating to custom consulting, design and service fees are recognized at the time services are rendered. Software maintenance fees are established as a percentage, typically 18-20%, of the list price for the software license, and are prepaid annually. Support and maintenance agreements generally have a term of 12 months and are renewable annually. We recognize revenues related to customer support and maintenance fees ratably over the maintenance period. Certain service contracts are recognized on a percentage of completion basis due to extensive customization and lengthy implementation. Revenues relating to our WebSeries Legal e-Billing transactional services and our other transactional-based product offerings are recognized at the time transactions are processed.

•
Equipment and Supplies Revenues.    We derive equipment and supplies revenues from the sale of printers, check paper and magnetic ink character recognition toners. These revenues are generally recognized at the time of delivery.

We record software development costs, upon the establishment of technological feasibility, in accordance with Financial Accounting Standards Board Statement No. 86. In the development of our new products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. We have not had any software development costs that were capitalized during the last fiscal year and do not currently have any software development costs that are being capitalized, since all costs were incurred prior to attaining technological feasibility.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, among other things, eliminated the pooling of interests method of accounting for acquisitions and required that goodwill no longer be amortized, but instead be subject to impairment testing on at least an annual basis. SFAS No. 141 was effective for all business combinations completed after June 30, 2001.

SFAS No. 142 must be adopted for fiscal years beginning after December 15, 2001 (fiscal 2003 for us). Under the provisions of SFAS No. 142, intangible assets with finite useful lives will be amortized to their estimable residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets are subject to the impairment provisions of SFAS No. 144 (discussed below). Goodwill and intangible assets with indefinite useful lives will be tested for impairment annually, or more frequently when events or circumstances occur indicating that goodwill might be impaired, in lieu of being amortized. Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized until adoption of SFAS No. 142.

Upon adoption of SFAS No.142, we are required to perform a transitional impairment test on all indefinite lived intangible assets. While the transition impairment test and related calculations have not been finalized, preliminary indications are that we will be subject to an impairment charge upon our adoption of SFAS No. 142 on July 1, 2002 and that this charge could have a material impact on our financial statements. To the extent that an impairment charge is required as a result of transitioning to the requirements of SFAS No. 142, it will be reported as a cumulative effect of a change in accounting principle. We expect to have this analysis completed during the first quarter of fiscal year 2003.

Additionally, under SFAS 142, amounts that were previously capitalized and treated as the separate intangible asset “assembled workforce” will be reclassified to goodwill, since amounts paid relative to assembled workforce no longer meet the requirements of an intangible asset that can be separately stated. Effective July 1, 2002, we ceased the amortization of goodwill and any amounts reclassified to goodwill. Our amortization of goodwill and assembled workforce in the fiscal year ended June 30, 2002 was approximately $27 million.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provides a single accounting model for the disposal of long-lived assets. We are required to adopt SFAS No. 144 for the fiscal year beginning after December 15, 2001 (fiscal year 2003) and do not believe it will have a significant impact on our consolidated financial statements.

In September 2000, the Emerging Issues Task Force (EITF) published its consensus on EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires that all shipping and handling amounts billed to a customer be classified as revenue. We adopted EITF 00-10 effective April 1, 2001. Prior to adoption, we had recorded such amounts as a reduction to cost of sales. Financial statements for prior periods presented for comparative purposes have been reclassified to comply with the classification guidelines of EITF 00-10.

In April 2001, the Emerging Issues Task Force published its consensus on EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, whereby consideration from a vendor to a reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue by the vendor. As a result of our adoption of EITF 00-25 effective April 1, 2002, we reclassified certain amounts paid to customers of our NetTransact software from cost of revenues and sales and marketing expense to a reduction of revenue. All prior period financial information has been reclassified to reflect the effects of the pronouncement on a comparative basis. The effect on prior periods also includes the reclassification, for the year ended June 30, 2000, of $3,948,000 from sales and marketing expense (expense associated with warrants issued) to a reduction of revenues. This amount represents the cumulative, customer specific revenues from the customers to whom we issued the warrants. The excess of the warrant value over the cumulative, customer specific revenues remains characterized as an expense, as permitted by EITF 00-25. Other than the aforementioned reclassification of amounts previously expensed in connection with warrants issued by us, the adoption of EITF 00-25 did not have a material impact on our consolidated financial statements.

In November 2001, the Emerging Issues Task Force published its consensus on EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”, which requires that all out-of-pocket expenses billed to a customer be classified as revenue with the offsetting cost recorded as cost of revenue. Our out of pocket expenses generally include, but are not limited to, employee travel related expenses. We had previously treated customer reimbursement for such expenses as a reduction to cost of revenue, and have reclassified amounts billed to customers as service and maintenance revenue upon our adoption of the pronouncement on January 1, 2002. The adoption of EITF No. 01-14 did not have a material impact on our consolidated financial statements. Financial statements for prior periods presented for comparative purposes have been reclassified to comply with the classification guidelines of EITF No. 01-14.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation as more fully described in Notes 2 and 8 of our consolidated financial statements.

Recent Developments

On July 29, 2002, our Board of Directors authorized our repurchase of up to an additional $3 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

	Fiscal Year Ended June 30,
	2000	2001	2002
Revenues:
Software licenses	33.7%	30.4%	21.7%
Service and maintenance	44.2	44.0	51.6
Equipment and supplies	22.1	25.6	26.7

Total revenues	100.0	100.0	100.0
Cost of revenues:
Software licenses	1.2	2.9	2.0
Service and maintenance	22.5	23.3	25.0
Equipment and supplies	16.7	18.7	19.5

Total cost of revenues	40.4	44.9	46.5

Gross profit	59.6	55.1	53.5
Operating expenses:
Sales and marketing
Sales and marketing	29.7	30.5	26.4
Expense associated with warrants issued	17.2	—	—
Product development and engineering
Product development and engineering	18.5	17.3	18.6
In-process research and development	8.4	—	—
Stock compensation expense		0.4	0.5
General and administrative
General and administrative	18.6	17.3	14.9
Amortization of intangible assets	5.0	39.3	45.5

Total operating expenses	97.4	104.8	105.9

Loss from operations	(37.8)	(49.7)	(52.4)
Other income (expense), net	4.0	(0.9)	0.1

Loss before income taxes	(33.8)	(50.6)	(52.3)
Income taxes	N/A	N/A	N/A

Net loss	(30.8)%	(51.5)%	(52.4)%

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. These critical accounting policies and estimates relate to revenue recognition, intangible assets and our equity investments. These critical policies, and our procedures related to these policies, are discussed below. In addition, refer to Note 2 to the accompanying consolidated financial statements for discussion of all of our significant accounting policies.

Revenue Recognition

We derive our revenues from the sale of licenses, services and maintenance, and equipment and supplies. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is probable. We consider a non-cancelable purchase order or agreement to be persuasive evidence of an arrangement. We consider delivery to have occurred upon transfer of title to the customer, or completion of services rendered. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment, or if we have not granted extended payment terms to the customer (our normal payment terms do not exceed 90 days). We consider collection to be probable if our internal credit analysis indicates that the customer will be able to pay amounts as they become due under the arrangement.

Our sales arrangements may contain multiple revenue elements, such as software products, services, hardware and post-contract customer support. Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements. Revenue is recognized for each element when the aforementioned revenue recognition criteria have been met.

Certain of our software development arrangements require significant customization and modification and extended implementation periods. Such arrangements do not qualify for separate element revenue recognition treatment, as described above, and must be accounted for under contract accounting. Under contract accounting, companies must select from two generally accepted methods of accounting: the completed contract method and the percentage of completion method. The completed contract method recognizes revenue only upon contract completion, and all project costs and revenues are reported as deferred items in the balance sheet until that time. The percentage of completion method recognizes revenue on a contract as the work progresses, as a percentage of cumulative costs incurred compared to the total estimated project costs.

We have historically used the percentage of completion method of accounting for our long-term and custom contracts, since we believe that we can make reasonably dependable estimates of progress toward completion and total contract costs. Accordingly, the revenue we record in any reporting period for sales arrangements accounted for on a percentage of completion basis is dependent upon our estimates of the remaining costs that will be incurred in completing our contractual obligations. Our estimates of total contract costs at the end of any reporting period could be materially different from actual contract costs, as determined only at subsequent stages of project completion. We solicit the input of our project professional staff at the end of each reporting period, for purposes of evaluating estimates toward completion, so that our estimates are based on the most recent project projections.

Goodwill and Intangible Assets

We periodically review our goodwill and intangible assets for indicators of impairment. Impairment indicators include, but are not limited to:

•	a significant decrease in the market value of an asset;

•	a significant adverse change in the extent or manner in which an asset is used;

•	a significant adverse change in the business climate that affects the value of an asset; and

•	a significant adverse change in current period operating or cash flow loss combined with historic or projected continuing losses associated with an asset.

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered.

The undiscounted cash flow estimates used for purposes of determining whether asset impairment exists include the cash flows expected to be generated from the use of the asset and its eventual disposition. There are numerous variables that we must consider when estimating an asset’s future cash flows. Significant judgment, and inherent uncertainty, is involved in the formulation of these estimates, which are only verifiable over time. Such estimates include, but are not limited to:

•	our overall revenue growth and mix of revenue;

•	our gross margin estimates (which are highly dependent on our mix of revenue);

•	our planned level of operating expenses; and

•	our effective tax rate.

Whenever, as a result of these estimates, the carrying value of an asset is determined to be in excess of its future undiscounted cash flows, the asset is written down to its fair value. At June 30, 2002, the carrying value of our goodwill and intangible assets, $43.5 million, was expected to be recovered through future, undiscounted cash flows.

Equity Investments

We hold certain equity investments in non-publicly traded companies in which we do not exercise significant influence. These investments are included in other assets and are accounted for on a cost basis. Under the cost method of accounting, investments in non-publicly traded companies are carried at cost and are adjusted only for other than temporary declines in their fair values. We periodically evaluate the carrying value of these investments for purposes of determining recoverability. This evaluation consists of a review of qualitative and quantitative factors by us, including a review of the investee’s financial condition, results of operations, operating trends and financial ratios and the investee’s forecasts and projections. We also consider the investee’s access to capital (i.e., equity capital or other financing alternatives). Should our analysis of these factors prove to be incorrect, our results of operations could be misstated. During the fiscal years ended June 30, 2002 and 2001, we recorded a charge of $450,000 and $250,000, respectively, related to impairment that we judged to be other than temporary in certain of our investments. The remaining carrying value of all such investments at June 30, 2002 was $700,000.

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

Revenues

Total revenues decreased by $3.7 million to $74.0 million in the fiscal year ended June 30, 2002 from $77.7 million in the fiscal year ended June 30, 2001, a decrease of 5%.

Software Licenses.    Software license fees decreased by $7.6 million to $16.0 million in the fiscal year ended June 30, 2002 from $23.6 million in the fiscal year ended June 30, 2001, a decrease of 32%. Software license fees represented 22% of total revenues in the fiscal year ended June 30, 2002 compared to 30% of total revenues in the fiscal year ended June 30, 2001. The decrease in software license fees in dollars and as a percentage of revenues was due primarily to the current economic conditions and reduced capital spending by our customers and potential customers, offset by a full year of revenue contribution from Bottomline Europe. In addition, our strong service and maintenance revenues further reduced software licenses as a percentage of total revenues. Based on current plans, we anticipate that fiscal year 2003 software license fees will increase slightly over fiscal year 2002 levels.

Service and Maintenance.    Service and maintenance fees increased by $4.0 million to $38.2 million in the fiscal year ended June 30, 2002 from $34.2 million in the fiscal year ended June 30, 2001, an increase of 12%. Service and maintenance fees represented 51% of total revenues in the fiscal year ended June 30, 2002 compared to 44% of total revenues in the fiscal year ended June 30, 2001. The increase in service and maintenance fees as a percentage of revenues was due to a full year of revenue contribution from Bottomline Europe, two months of service revenues contributed by our eVelocity acquisition, strong recurring maintenance revenues from our existing installed customer base, as well as lower software license fees in fiscal year 2002. Based on current product plans, we anticipate that fiscal year 2003 service and maintenance fees will increase slightly over fiscal year 2002 levels as a result of a full year of revenues contributed by eVelocity.

Equipment and Supplies.    Equipment and supplies sales decreased by approximately $100,000 to $19.8 million in the fiscal year ended June 30, 2002 from $19.9 million in the fiscal year ended June 30, 2001, relatively unchanged year over year. Equipment and supplies sales represented 27% of total revenues in the fiscal year ended June 30, 2002 compared to 26% of total revenues in the fiscal year ended June 30, 2001. Based on current product plans, we anticipate that fiscal year 2003 equipment and supplies sales will approximate fiscal year 2002 levels.

Cost of Revenues

Software Licenses.    Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation, costs of licensing third-party software incorporated into our products, and royalties to Northern Trust on revenues from our NetTransact product. Software license costs decreased by approximately $800,000 to $1.5 million in the fiscal year ended June 30, 2002 from $2.3 million in the fiscal year ended June 30, 2001, a decrease of 36%. Software license costs decreased to 9% of software license fees in the fiscal year ended June 30, 2002 compared to 10% in the fiscal year ended June 30, 2001. The decrease in software license costs was due primarily to the associated decrease in software license revenues. The decrease of software license costs as a percentage of software license revenues was due primarily to a write down, in the fiscal year ended June 30, 2001, of third-party software acquired for resale and held in inventory, partially offset by a full year contribution from Bottomline Europe. Based on current product plans, we anticipate that fiscal year 2003 software license costs, as a percentage of revenues, will approximate fiscal year 2002 levels.

Service and Maintenance.    Service and maintenance costs include salary expense and other related costs for our customer service, maintenance and help desk support staffs, as well as third-party contractor expenses used to complement our professional services team. Service and maintenance costs increased by approximately $400,000 to $18.5 million in the fiscal year ended June 30, 2002 from $18.1 million in the fiscal year ended June 30, 2001, an increase of 2%. Service and maintenance costs were 49% of service and maintenance revenues in the fiscal year ended June 30, 2002 compared to 53% of service and maintenance revenues in the fiscal year ended June 30, 2001. The increase in service and maintenance costs was due primarily to a higher number of percentage of completion revenue projects during the year. These percentage of completion revenue projects generally require additional resources from our development team, which then become part of service and maintenance cost of sales. The decrease in service and maintenance costs as a percentage of service and maintenance revenues is primarily the result of cost reductions implemented in the fourth quarter of fiscal 2001. Based on current product plans, we anticipate that fiscal year 2003 service and maintenance costs, as a percentage of revenues, will approximate fiscal 2002 levels.

Equipment and Supplies.    Equipment and supplies costs remained unchanged at $14.5 million in the fiscal years ended June 30, 2002 and June 30, 2001. Equipment and supplies costs were 73% of equipment and supplies sales in the fiscal years ended June 30, 2002 and 2001. Based on current product plans, we anticipate that fiscal year 2003 equipment and supplies costs, as a percentage of revenues, will approximate fiscal year 2002 levels.

Operating Expenses

    Sales and Marketing:

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and trade shows. Sales and marketing expenses decreased by $4.2 million to $19.5 million in the fiscal year ended June 30, 2002 from $23.7 million in the fiscal year ended June 30, 2001, a decrease of 18%. Sales and marketing expenses were 26% of total revenues in the fiscal year ended June 30, 2002 compared to 31% in the fiscal year ended June 30, 2001. The dollar decrease in sales and marketing expenses was due primarily to cost reductions implemented in the fourth quarter of fiscal 2001, partially offset by a full year of sales and marketing expenses from our Bottomline Europe and Flashpoint acquisitions. We anticipate that sales and marketing expenses will decrease, as a percentage of total revenues, in fiscal year 2003.

Product Development and Engineering:

Product Development and Engineering.    Product development and engineering expenses consist primarily of personnel costs to support product development. Our product development and engineering organization consisted of 147 persons as of June 30, 2002. We primarily focus on one significant development project at any given time, in addition to providing technical support of our current products. We do not track our costs by project. Product development and engineering expenses increased by approximately $400,000 to $13.8 million in the fiscal year ended June 30, 2002 from $13.4 million in the fiscal year ended June 30, 2001, an increase of 3%. Before the stock compensation expense described below, product development and engineering expenses were 19% of total revenues in the fiscal year ended June 30, 2002 compared to 17% in the fiscal year ended June 30, 2001. The dollar increase was due primarily to a full year of Flashpoint and Bottomline Europe product development and engineering expenses, as well as additional development personnel expenses from our eVelocity acquisition. Due to cost reductions implemented in the first quarter of fiscal 2003, we anticipate that product development and engineering expenses will decrease, as a percentage of revenues, in fiscal year 2003.

Stock Compensation Expense.    In connection with our acquisition of Flashpoint, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for options to purchase our common stock, and recorded deferred compensation of $1.3 million relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options and resulted in $411,000 and $349,000 of stock compensation expense for the fiscal years ended June 30, 2002 and 2001, respectively. We expect stock compensation expense to remain consistent in fiscal year 2003.

General and Administrative:

General and Administrative.    General and administrative expenses consist primarily of salaries and other related costs for operations, finance, information technologies, legal and accounting services and general corporate overhead. General and administrative expenses decreased by $2.4 million to $11.0 million in the fiscal year ended June 30, 2002 from $13.4 million in the fiscal year ended June 30, 2001, a decrease of 18%. Before the amortization of intangible assets described below, general and administrative expenses were 15% of total revenues in the fiscal year ended June 30, 2002 compared to 17% in the fiscal year ended June 30, 2001. The dollar decrease was due primarily to cost reductions implemented in the fourth quarter of fiscal 2001, partially offset by a full year of general and administrative expenses from our Bottomline Europe and Flashpoint acquisitions. We anticipate that general and administrative expenses will decrease, as a percentage of revenues, in fiscal year 2003.

Amortization of Intangible Assets.    Amortization of intangible assets increased by $3.1 million to $33.6 million in the fiscal year ended June 30, 2002 from $30.5 million in the fiscal year ended June 30, 2001. The increase in current year amortization is due to a full year of amortization expense associated with the acquisitions of Bottomline Europe and Flashpoint. Upon adoption of SFAS 142 on July 1, 2002, we ceased amortization of goodwill and any amounts reclassified to goodwill. We anticipate that our amortization of intangible assets will decrease by approximately $27 million with the adoption of this accounting change. Net intangible assets and goodwill of $43.5 million at June 30, 2002 were 45% of total assets and 60% of stockholders’ equity. Net intangible assets and goodwill of $71.8 million at June 30, 2001 were 62% of total assets and 77% of stockholders’ equity.

Other Income (Expense), Net

Interest Income.    Interest income was $369,000 in the fiscal year ended June 30, 2002 compared to $988,000 in the fiscal year ended June 30, 2001. We expect interest income to increase in fiscal year 2003 based on higher invested cash levels as a result of the proceeds from our equity transaction with General Atlantic Partners, LLC as more fully described in Note 8 of our consolidated financial statements.

Interest Expense.    Interest expense was $19,000 in the fiscal year ended June 30, 2002 compared to $1.5 million in the fiscal year ended June 30, 2001. The interest expense in the fiscal year ended June 30, 2001 was due to interest expense on promissory notes issued in connection with our acquisition of Bottomline Europe, which, as more fully described in Note 7 of our consolidated financial statements, were retired in exchange for our common stock in the quarter ended June 30, 2001.

Other Expense, Net.    Other expense, net consists of gains and losses on foreign currency fluctuations and other expenses. Other expense, net was $287,000 in the fiscal year ended June 30, 2002 compared to $250,000 in the fiscal year ended June 30, 2001. The expense in the fiscal year ended June 30, 2002 was the result of a $450,000 write-down due to impairment of an equity investment, partially offset by foreign currency gains. After the write-down, the carrying value of this investment is $450,000. The expense in the fiscal year ended June 30, 2001 was the result of a $250,000 write-down due to impairment of an equity investment in a non-public company. The carrying value of this investment, after the write-down, is $250,000.

Provision (Benefit) for Income Taxes.    Provision for income taxes was $60,000 for the fiscal year ended June 30, 2002, which represents a change of $654,000 from a $714,000 provision in the fiscal year ended June 30, 2001. The effective tax rate in the fiscal year ended June 30, 2002 was 0.2% compared to 1.8% in the fiscal year ended June 30, 2001. The effective tax rate of 0.2% and 1.8% in fiscal years June 30, 2002 and 2001, respectively, differed from the federal statutory rate due principally to the recording of a full valuation allowance for the deferred tax assets, primarily goodwill amortization and a net operating loss carryforward, and non-deductible goodwill amortization. As of June 30, 2002 and 2001, our net deferred tax assets were fully reserved since, based on the available evidence, it was deemed more likely than not, that the deferred tax assets will not be realized. The valuation allowance increased by $9.8 million in the fiscal year ended June 30, 2002.

Net Loss.    Net loss decreased by $1.2 million to a $38.8 million loss in the fiscal year ended June 30, 2002 from a $40.0 million loss in the fiscal year ended June 30, 2001. The decrease in net loss was due primarily to cost reductions implemented in the fourth quarter of fiscal year 2001 along with the reduction in interest expense offset by a decrease in revenue generally, and software revenue specifically, which carries higher gross margins than our other revenue streams. We anticipate a decrease in net loss for fiscal year 2003, principally as a result of the reduction of goodwill amortization relating to our adoption of SFAS 142 on July 1, 2002.

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

Revenues

Total revenues increased by $31.4 million to $77.7 million in the fiscal year ended June 30, 2001 from $46.3 million in the fiscal year ended June 30, 2000, an increase of 68%.

Software Licenses.    Software license fees increased by $8.0 million to $23.6 million in the fiscal year ended June 30, 2001 from $15.6 million in the fiscal year ended June 30, 2000, an increase of 51%. Software license fees represented 30% of total revenues in the fiscal year ended June 30, 2001 compared to 34% of total revenues in the fiscal year ended June 30, 2000. The increase in software license fees was due primarily to the revenue contribution from Bottomline Europe. The decrease in percentage of total revenue was due primarily to the economic slowdown experienced in the U.S. marketplace, which forced many potential customers to cut back or delay information technology and capital spending. In addition, Bottomline Europe’s strong revenue contribution in service and maintenance, and equipment and supplies revenues further reduced software as a percentage of total revenues.

Service and Maintenance.    Service and maintenance fees increased by $13.7 million to $34.2 million in the fiscal year ended June 30, 2001 from $20.5 million in the fiscal year ended June 30, 2000, an increase of 67%. Service and maintenance fees represented a consistent 44% of total revenues in the fiscal years ended June 30, 2001 and June 30, 2000. The increase in service and maintenance fees was due to the revenue contribution from Bottomline Europe as well as strong recurring maintenance revenues from our existing installed customer base.

Equipment and Supplies.    Equipment and supplies sales increased by $9.7 million to $19.9 million in the fiscal year ended June 30, 2001 from $10.2 million in the fiscal year ended June 30, 2000, an increase of 94%. Equipment and supplies sales represented 26% of total revenues in the fiscal year ended June 30, 2001 compared to 22% of total revenues in the fiscal year ended June 30, 2000. The increase in equipment and supplies sales was primarily due to the strong revenue contribution from Bottomline Europe.

Cost of Revenues

Software Licenses.    Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation, costs of licensing third-party software incorporated into our products, and royalties to Northern Trust on revenues from our NetTransact product. Software license costs increased by $1.7 million to $2.3 million in the fiscal year ended June 30, 2001 from $561,000 in the fiscal year ended June 30, 2000, an increase of 306%. Software license costs increased to 10% of software license fees in the fiscal year ended June 30, 2001 compared to 4% in the fiscal year ended June 30, 2000. The increase in software license costs as a percentage of software license revenues was due primarily to a write down of third-party software acquired for resale and held in inventory.

Service and Maintenance.    Service and maintenance costs include salary expense and other related costs for our customer service, maintenance and telephone support staffs, as well as third-party contractor expenses. Service and maintenance costs increased by $7.7 million to $18.1 million in the fiscal year ended June 30, 2001 from $10.4 million in the fiscal year ended June 30, 2000, an increase of 74%. Service and maintenance costs were 53% of service and maintenance revenues in the fiscal year ended June 30, 2001 compared to 51% of service and maintenance revenues in the fiscal year ended June 30, 2000. The increase in service and maintenance costs was due primarily to the increased costs with lower margin contribution by Bottomline Europe.

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

Operating Expenses

Sales and Marketing:

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $9.9 million to $23.7 million in the fiscal year ended June 30, 2001 from $13.8 million in the fiscal year ended June 30, 2000, an increase of 72%. Excluding the warrants issued to two companies as discussed below sales and marketing expenses were 31% of total revenues in the fiscal year ended June 30, 2001 compared to 30% in the fiscal year ended June 30, 2000. The dollar increase was due primarily to staffing and personnel related costs necessary to support our expanding operations resulting from our Bottomline Europe and Flashpoint acquisitions.

Expense Associated with Warrants Issued.    Expense associated with warrants issued to two companies in the fiscal year ended June 30, 2000 of $8.0 million represents non-cash charges related to the issuance of the warrants which vested immediately. We valued the warrants using the Black-Scholes method, assuming an expected life of three years and a volatility of 91%. The total value of such warrants was approximately $11.9 million, of which $3.9 million was recorded as a reduction of revenue and $8.0 million was recorded as a marketing expense (see Note 8 to our consolidated financial statements). There was no comparable transaction for the year ended June 30, 2001.

Product Development and Engineering:

Product Development and Engineering.    Product development and engineering expenses consist primarily of personnel costs to support product development. Product development and engineering expenses increased by $4.8 million to $13.4 million in the fiscal year ended June 30, 2001 from $8.6 million in the fiscal year ended June 30, 2000, an increase of 56%. Before the in-process research and development charge and the stock compensation expense described below, product development and engineering expenses were 17% of total revenues in the fiscal year ended June 30, 2001 and 19% in the fiscal year ended June 30, 2000. The dollar increase was due primarily to the acquisitions of Flashpoint and Bottomline Europe.

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

    General and Administrative:

General and Administrative.    General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and certain facilities-related expenses. General and administrative expenses increased by $4.8 million to $13.4 million in the fiscal year ended

June 30, 2001 from $8.6 million in the fiscal year ended June 30, 2000, an increase of 56%. Before the amortization of intangible assets described below, general and administrative expenses were 17% of total revenues in the fiscal year ended June 30, 2001 and 19% of total revenues in the fiscal year ended June 30, 2000. The dollar increase was due primarily to staffing and personnel related costs necessary to support our expanding operations, and facility and information system requirements resulting from our Bottomline Europe and Flashpoint acquisitions.

Amortization of Intangible Assets.    Amortization of intangible assets increased by $28.2 million to $30.5 million in the fiscal year ended June 30, 2001 from $2.3 million in the fiscal year ended June 30, 2000. The increase in fiscal year 2001 amortization is due to the fiscal year 2001 increase in intangible asset base as a result of the acquisitions of Bottomline Europe and Flashpoint. The carrying value of intangible assets is periodically reviewed by us based on the expected future undiscounted operating cash flows of the related asset. When and if an impairment occurs, we will adjust the carrying value of the intangible assets. Net intangible assets and goodwill of $71.8 million at June 30, 2001 were 62% of total assets and 77% of stockholders’ equity. Net intangible assets and goodwill of $8.4 million at June 30, 2000 were 12% of total assets and 15% of stockholders’ equity.

Other Income (Expense), Net.    Other income (expense), net consists of interest income and expense, and other gains and losses. Other income (expense), net was $734,000 of expense in the fiscal year ended June 30, 2001 compared to $1.8 million of other income in the fiscal year ended June 30, 2000. This change was due primarily to interest expense on promissory notes issued in connection with our acquisition of Bottomline Europe in August 2000 and a $250,000 write-down of an equity investment due to impairment. The carrying value of this investment, after the write-down, is $250,000. The decrease in interest income was due to a reduced cash balance in the current period as a result of cash used in our acquisitions.

Provision (Benefit) for Income Taxes.    Provision for income taxes was $714,000 for the fiscal year ended June 30, 2001, which represents a change of $2.1 million from a $1.4 million benefit in the fiscal year ended June 30, 2000. The effective tax rate in the fiscal year ended June 30, 2001 was 2% compared to a 9% benefit in the fiscal year ended June 30, 2000. The effective tax rate of 2% in the fiscal year June 30, 2001 differed from the federal statutory rate due principally to the recording of a full valuation allowance for the deferred tax assets, primarily goodwill amortization and net operating loss carryforward and non-deductible goodwill amortization. The effective tax benefit of 9% in the fiscal year ended June 30, 2000 differed from the federal statutory rate due principally to the effect of expenses related to the issuance of warrants during fiscal year 2000 that are not deductible for tax purposes and acquisition related amounts which are not deductible for tax purposes. As of June 30, 2001 and 2000 we had net deferred tax assets of $0 and $2.8 million respectively. The realizability of the net deferred tax assets at June 30, 2000 was deemed more likely than not, as the net deferred tax assets could be carried back to taxes paid in prior years. The valuation allowance increased by $12.4 million from June 30, 2000. This increase was required to reduce the net deferred tax assets to zero, the amount that is now considered more likely than not to be realized.

Net Loss.    Net loss increased by $25.7 million to a $40.0 million loss in the fiscal year ended June 30, 2001 from a $14.3 million loss in the fiscal year ended June 30, 2000. The increase in net loss was due primarily to acquisition related charges and the increased operating costs associated with our acquisitions.

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We had net working capital of $20.7 million at June 30, 2002, including cash and cash equivalents totaling $25.9 million.

In May 2002, in connection with our acquisition of substantially all of the assets and assumption of certain liabilities of eVelocity, we assumed the obligation on a promissory note issued to Liberty Mutual Insurance

Company (“Liberty Mutual”) in the principal amount of $758,600 plus accrued interest. Under the terms of the promissory note, principal plus accrued interest is due in three equal installments. The first installment was due and paid by us on May 31, 2002, with the remaining payments due on February 15, 2003 and 2004. The promissory note accrues interest at the prime rate (4.75% at June 30, 2002) plus 2%.

In January 2002, we entered into a stock purchase agreement with funds affiliated with General Atlantic Partners, LLC, a global private equity investment firm, whereby we issued 2.1 million shares of common stock at $8.25 per share, generating gross proceeds of $17.3 million to us.

In December 2001, we entered into a Loan and Security Agreement (Credit Facility), dated December 28, 2001, providing for borrowings of up to $5 million. Eligible borrowings are based on a borrowing base calculation of the our eligible accounts receivable, as defined in the Credit Facility. Borrowings under the Credit Facility bear interest at the bank’s prime rate (4.75% at June 30, 2002) plus one-half of one percent and are due on December 28, 2002, the expiration date of the Credit Facility. Borrowings under the Credit Facility are secured by substantially all of our U.S.-owned assets. We are subject to certain financial covenants as outlined in the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of us. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2002, a $2 million letter of credit has been issued to our landlord as part of a lease amendment for our new corporate headquarters. There were no outstanding borrowings under the Credit Facility at June 30, 2002.

In December 2001, our subsidiary, Bottomline Europe, entered into a Committed Overdraft Facility (Overdraft Facility), dated December 18, 2001, providing for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility bear interest at the bank’s base rate (4% at June 30, 2002) plus 2% and are due on December 31, 2002, the expiration date of the Overdraft Facility. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe. There were no outstanding borrowings under the Overdraft Facility at June 30, 2002.

In October 2001, we entered into a lease amendment for our new headquarters facility. In connection with the amendment, we reduced the amount of space leased from approximately 83,000 square feet to approximately 65,000 square feet and delayed occupancy until May 2002. In connection with the lease amendment, our bank issued a $2 million letter of credit to our landlord under the Credit Facility described above (see Note 7 of our consolidated financial statements). Also in connection with the lease amendment, we issued to the landlord 100,000 shares of our common stock and a warrant, valued using the Black-Scholes method, to purchase an additional 100,000 shares of our common stock at an exercise price of $4.25 per share. The warrant, which expires in October 2004, was fully vested and exercisable upon issuance. The fair value of the common stock and warrant issued, $750,000, was capitalized and is being amortized as rent expense over the term of the lease.

During fiscal 2002, our Board of Directors authorized two share repurchase programs for the repurchase of our common stock. During fiscal year 2002, we repurchased a total of $4.1 million of our common stock under these repurchase programs.

Net cash provided by operating activities was $4.6 million in the fiscal year ended June 30, 2002. Net cash used in operating activities was $1.5 million in the fiscal year ended June 30, 2001. Net cash provided by operating activities was $3.4 million in the fiscal year ended June 30, 2000. Net cash provided by operating activities for the fiscal year ended June 30, 2002 was primarily due to decreases in accounts receivable and refundable income taxes, partially offset by the net loss as adjusted for non-cash items. Net cash used in operating activities for the fiscal year ended June 30, 2001 was primarily due to the net loss and decreases in accounts payable, accrued expenses, and income taxes payable, partially offset by decreases in accounts receivable, inventory, prepaid expenses, and increases in deferred revenues. Net cash provided by operating activities for the fiscal year ended June 30, 2000 was primarily the result of increases in deferred revenues, accounts payable and accrued expenses, partially offset by increases in accounts receivable, prepaid expenses and the net loss as adjusted for non-cash items.

Net cash used in investing activities was $5.2 million, $3.7 million and $29.4 million in the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Cash was used in the fiscal year ended June 30, 2002 for the acquisition of certain assets of eVelocity and to acquire property and equipment for the relocation of our headquarters facility. Capital expenditures were $3.7 million in the fiscal year ended June 30, 2002, compared with $2.1 million in the fiscal year ended June 30, 2001 and $4.1 million in the fiscal year ended June 30, 2000. We expect to incur consistent levels of capital expenditure obligations in the upcoming fiscal year.

Net cash provided by financing activities was $13.2 million in the fiscal year ended June 30, 2002. Net cash used in financing activities was $8.8 million in the fiscal year ended June 30, 2001 and net cash provided by financing activities was $13.6 million in the fiscal year ended June 30, 2000. In the fiscal year ended June 30, 2002, we received $17.3 million in proceeds from the aforementioned sale of our common stock to funds affiliated with General Atlantic Partners LLC. Net cash provided by financing activities in the fiscal year ended June 30, 2002 also included proceeds from the exercise of stock options offset by repurchase of our common stock, payment of certain liabilities in connection with our acquisition of eVelocity, and bank financing fees.

We lease our principal office facility in Portsmouth, New Hampshire under a non-cancelable operating lease expiring in fiscal year 2012. In addition to the base term, we have two five-year options to extend the term of the lease. Rent payments are fixed for the term of the lease, subject to increases each year, based on fluctuations in the consumer price index. We are additionally obligated to pay certain incremental operating expenses over the base rent. We also lease domestic facilities in San Francisco, California; New York, New York; Great Neck, New York and Boston, Massachusetts. We own office space in Reading, England and lease facilities in Reading, London, and Manchester, England; Belfast, Ireland; and Glasgow, Scotland.

In addition, we have various operating leases for office equipment and vehicles. Our lease obligations for facilities, office equipment and vehicles for fiscal 2003, fiscal 2004 through 2005, fiscal 2006 through 2007, and thereafter are $2.5 million, $3.9 million, $3.5 million and $7.6 million, respectively.

As of June 30, 2002 and 2001 our deferred tax assets had been fully reserved since given the available evidence it was deemed more likely than not that the deferred tax assets would not be realized. The valuation allowance increased by $9.8 million in the fiscal year ended June 30, 2002.

On March 7, 2002, there was a change in the U.S. federal tax law to allow companies to carryback, for an additional three-year period, net operating losses for the tax years ending 2001 and 2002. As a result of this change, we recorded approximately $895,000 in federal tax refunds. As this amount of additional carryback opportunity related entirely to the tax benefit associated with the exercise of non-qualified stock options, such benefit was recorded as an increase to additional paid-in capital. At June 30, 2002, we have available net US operating loss carry-forwards of $11.2 million, which expire in the year 2022. We also have $2.3 million of foreign net operating losses available with no statutory expiration date.

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

The slowdown in the economy has affected the market for information technology solutions, including our products and services, and if this slowdown continues our future financial results could be materially adversely affected

As a result of unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for our products and services has been adversely affected. This has resulted in decreased revenues and a decline in our growth rate. Our future results will be materially and adversely affected if this slowdown continues and our revenues continue to be adversely impacted. In connection with the economic slowdown, we previously implemented several cost reduction initiatives in order to improve our profitability. If current economic conditions continue or worsen, these cost reductions may prove to be inadequate and we may experience a material adverse impact on our business, operating results, and financial condition.

Our common stock has experienced and may continue to undergo extreme market price and volume fluctuations

Stock markets in general, and the Nasdaq Stock Market in particular, have experienced extreme price and volume fluctuations, especially in recent years. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced, and may continue to undergo extreme fluctuations due to a variety of factors, including:

•	general and industry-specific business, economic and market conditions;

•	actual or anticipated fluctuations in operating results, including as a result of any impairment of goodwill related to our past acquisitions;

•	changes in or our failure to meet, analysts’ or investors’ estimates or expectations;

•	public announcements concerning us, including announcements of litigation, our competitors or our industry;

•	introductions of new products or services or announcements of significant contracts by us or our competitors;

•	acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	adverse developments in patent or other proprietary rights; and

•	announcements of technological innovations by our competitors.

Our fixed costs may lead to operating results below external expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. We have undergone, and are currently experiencing, slowing revenue growth rates due to the economic slowdown. A decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

Quarterly operating results that are below the expectations of public market analysts could adversely affect the market price for our common stock. Factors that could cause our operating results to fluctuate include the following:

•	economic conditions which may affect our customers' and potential customers' budgets for information technology expenditures;

•	the timing of orders and longer sales cycles, particularly due to the increased average sales price of our software solutions;

•	the timing of product implementations, which are highly dependent on customers' resources and discretion;

•	the incurrence of costs relating to the integration of software products and operations in connection with acquisitions of technologies or businesses;

•	the timing and market acceptance of new products or product enhancements by either us or our competitors; and

•	delivery interruptions relating to equipment and supplies purchased from third-party vendors.

Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful.

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets that may adversely affect our future operating results

As of June 30, 2002, we had unamortized goodwill and intangible assets of $43.5 million from prior acquisitions. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested annually for impairment, or more frequently when events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No.142, we are required to perform a transitional impairment test on all indefinite lived intangible assets. While the transition impairment test and related calculations have not been finalized, preliminary indications are that we will be subject to an impairment charge upon our adoption of SFAS No. 142 on July 1, 2002 and that this charge could have a material impact on our financial statements.

We face risks associated with our international operations that could harm our financial condition and results of operations

In recent periods, a significant percentage of our revenues has been generated by our international operations, and our future growth rates and success are in part dependent on continued growth and success in international markets. As is the case with most international operations, the success and profitability of our international operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	difficulties and costs of staffing and managing foreign operations;

•	differing regulatory and industry standards and certification requirements;

•	the complexities of foreign tax jurisdictions;

•	reduced protection for intellectual property rights in some countries;

•	currency exchange rate fluctuations; and

•	import or export licensing requirements.

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

•	continued market acceptance of our payment management offerings as a payment management solution;

•	prospective customers' dependence upon enterprises seeking to enhance their payment functions to integrate electronic payment capabilities;

•	our ability to introduce enhancements to meet the market's evolving needs for secure payments and cash management solutions; and

•	continued acceptance of desktop and enterprise software and laser check printing solutions.

Our future financial results will depend upon the acceptance of electronic invoice presentment product offerings in an emerging market

Our electronic invoice presentment business model is in the early stages of market adoption, even though the product has been generally available from us and our competitors for some time. The market for this product may not be ready to adopt our electronic invoice presentment business model, or may be slower to adopt the model than we, or the public market analysts, anticipate. If this emerging market does not adopt our business model or does not respond as quickly as we expect, our future results could be materially and adversely affected.

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our stock

Our products and services have considerably varied gross margins. Software margins in general yield significantly higher gross margins than do our service, maintenance, equipment and supplies revenue streams. In the past year we have experienced a decrease in software license fees. If software license fees continue to decline or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our stock could be significantly impacted.

Our success depends on the widespread adoption of the Internet as a medium for electronic business

Our future success will in large part depend upon the willingness of businesses and financial institutions to adopt the Internet as a medium of e-business. These entities will probably accept this medium only if the Internet provides substantially greater efficiency and enhances their competitiveness. There are critical issues involved in the commercial use of the Internet that are not yet fully resolved, including concerns regarding the Internet’s security, reliability, ease of access and quality of service.

To the extent that any of these issues inhibit or limit the adoption of the Internet as a medium of e-commerce, our business prospects could be adversely affected. If electronic business does not continue to grow or grows more slowly than expected, demand for our products and services may be reduced.

We face significant competition in our targeted markets, including competition from companies with significantly greater resources

In recent years we have encountered increasing competition in our targeted markets. We compete with a wide range of companies, ranging from small start-up enterprises with limited resources, which compete principally on the basis of technology features or specific customer relationships, to large companies, which can leverage significant customer bases and financial resources. Given the size and nature of our targeted markets, the implementation of our growth strategy and our success in competing for market share generally may be dependent on our ability to grow our sales and marketing capabilities and maintain a critical level of financial resources. If we are unable to do so, we could lose market share to competitors.

Integration of acquisitions or strategic investments could interrupt our business and our financial condition could be harmed

We have made several acquisitions of companies in the past and may, in the future, acquire or make investments in other businesses, products or technologies. Any acquisitions or strategic investments we have made in the past or may make in the future may entail numerous risks that include the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	diversion of management's focus from our core business concerns;

•	write-offs related to impairment of goodwill and other intangible assets;

•	entering markets in which we have no or limited prior experience or knowledge;

•	exposure to litigation from stockholders or creditors of, or other parties affiliated with, the target company or companies;

•	dilution to existing stockholders and earnings per share; and

•	incurrence of substantial debt.

Any such difficulties encountered as a result of any mergers, acquisitions or strategic investments could adversely affect our business, operating results and financial condition.

We depend on key employees who are skilled in e-commerce, payment, cash management and invoice presentment methodology and Internet and other technologies

Our success depends upon the efforts and abilities of our executive officers and key technical employees who are skilled in e-commerce, payment methodology and regulation, and Internet, database and network technologies. The loss of one or more of these individuals could have a material adverse effect on our business. We currently do not maintain “key man” life insurance policies on any of our employees. While some of our executive officers have employment agreements with us, the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

We must attract and retain highly skilled personnel with knowledge in e-commerce, payment, cash management and invoice presentment methodology and Internet and other technologies

We are dependent upon the ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in e-commerce, payment, cash management and invoice methodology and Internet and other technologies. Competition for qualified personnel is intense. As a result we may experience increased compensation costs that may not be offset through either improved productivity or higher sales prices. There can be no assurances that we will be successful in attracting, recruiting or in retaining existing personnel. Based on our experience, it takes an average of nine months for a salesperson to become fully productive. We cannot assure you that we will be successful in increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Our success depends on our ability to develop new and enhanced software, services and related products

The payments and electronic invoice presentment software markets in which we compete are subject to rapid technological change and our success is dependent on our ability to develop new and enhanced software, services and related products that meet evolving market needs. Trends that could have a critical impact on us include:

•	rapidly changing technology, which could cause our software to become suddenly outdated or could require us to make our products compatible with new database or network systems;

•	evolving industry standards, mandates and laws, such as those mandated by the National Automated Clearing House Association and the Association for Payment Clearing Services; and

•	developments and changes relating to the Internet that we must address as we maintain existing products and introduce any new products.

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

Any unanticipated performance problems or bugs in our product offerings could have a material adverse effect on our future financial results

If the products that we offer do not continue to achieve market acceptance, our future financial results will be adversely affected. Since some of our software solutions are still in early stages of adoption, any unanticipated performance problems or bugs that we have not been able to detect could result in additional development costs, diversion of technical and other resources from our other development efforts, negative publicity regarding us and our products, harm to our customer relationships and exposure to potential liability claims. In addition, if these products do not enjoy wide commercial success, our long-term business strategy will be adversely affected which could have a material adverse effect on our business, operating results and financial condition.

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

We may incur significant costs from class action litigation as a result of expected volatility in our common stock

In the past, companies that have experienced market price volatility of their stock have been the targets of securities class action litigation. In August 2001, we were named as a party in one of the so-called “laddering” securities class action suits relating to the underwriting of our initial public offering. We could incur substantial costs and experience a diversion of our management’s attention and resources in connection with such litigation, which could have a material adverse effect on our business, financial condition and results of operations.

Our future financial results could depend on our ability to manage growth effectively

In the past, rapid growth has strained our managerial and other resources. While we have not experienced rapid growth in the past fiscal year, if we are able to achieve growth in the future, our ability to manage such growth will depend in part on our ability to continue to enhance our operating, financial and management information systems. We cannot assure you that our personnel, systems and controls will be adequate to support any future growth. If we are unable to manage growth effectively, should it occur, the quality of our services, our ability to retain key personnel and our business, operating results and financial condition could be materially adversely affected.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to financial risk, including changes in interest rates, relates primarily to cash and cash equivalents. These investments bear interest at a variable interest rate, which is subject to market changes. We have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate increases. We have not had any derivative instruments in the past and do not presently plan to in the future.

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our cash and cash equivalents and marketable securities. To perform the sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at June 30, 2002. We compared the market values resulting from these computations with the market values of these financial instruments at June 30, 2002. The differences in the comparison are the hypothetical gains or losses associated with each type of risk.

Our investment portfolio consists of demand deposit accounts, money market mutual funds and investment accounts. Due to the short-term average maturity of the investment portfolio, a sudden sharp change in interest rates would not have a material adverse effect on the value of the portfolio. Based on our investment portfolio and interest rates, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $385,000, $132,000 and $259,000 for the fiscal years ended 2000, 2001 and 2002, respectively, in our results from operations and cash flows.

A portion of our operations is located in the United Kingdom, where the local currency is British Pound Sterling (the Pound). Although the Pound has not historically experienced significant fluctuations over short periods of time, our financial results could be significantly affected by changes in foreign currency exchange rates. A 10% increase or decrease in the average exchange rate between the Pound and the dollar would result in an increase or decrease to revenue and net income (loss), for the fiscal year ended June 30, 2002, of approximately $2,852,000 and $2,377,000, respectively. A 10% increase or decrease in the average exchange rate between the Pound and the dollar, for the fiscal year ended June 30, 2001, would result in an increase or decrease to revenue and net income (loss) of approximately $2,655,000 and $2,062,000, respectively. We did not have operations located in the United Kingdom in the fiscal year ended June 30, 2000.

Item 8.    Financial Statements and Supplementary Data.

Index to Financial Statements, Financial Statements and Supplementary Data appear on pages 42 to 66 of this Annual Report on Form 10-K.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

See “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of the fiscal year ended June 30, 2002. The information required by this item is incorporated herein by reference to the information contained under the captions “Proposal I—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Item 11.    Executive Compensation.

The information required by this item is incorporated herein by reference to the information contained under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Stock Performance Graph,” “Employment and Other Agreements” and “Report of the Compensation Committee on Executive Compensation” of the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.

The information required by this item is incorporated herein by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1—Election of Directors” of the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the information contained under the caption “Certain Relationships and Related Transactions” of the Proxy Statement.

Item 14.    Controls and Procedures.

Not applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements, Financial Statement Schedule and Exhibits

Page
(1) Financial Statements—see “Index to Financial Statements”0	42

(2) Financial Statement Schedule for the Years Ended June 30, 2000, 2001 and 2002: Schedule II—Valuation and Qualifying Accounts	41

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes

(3) Exhibits:

Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index	69

(b)  Reports on Form 8-K

        None

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS
Years Ended June 30, 2000, 2001 and 2002

		Additions
Year Ended	Balance at Beginning of Year	(Charged to Costs and Expenses)	Acquisitions(1)	Recoveries	Deductions(2)	Balance at End of Year
	(in thousands)
June 30, 2000	$1,323	413	—	15	654	$1,097
June 30, 2001	$1,097	728	485	12	592	$1,730
June 30, 2002	$1,730	466	—	—	515	$1,681

(1)	Acquisitions represent the allowance for doubtful accounts balances assumed by Bottomline in connection with the purchases of Flashpoint and Bottomline Europe.
(2)	Deductions are principally write-offs.

BOTTOMLINE TECHNOLOGIES (de), INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the consolidated financial statement schedule listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
August 1, 2002

BOTTOMLINE TECHNOLOGIES (de), INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2001	2002
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$13,247	$25,931
Accounts receivable, net of allowances for doubtful accounts and returns of $1,730 at June 30, 2001 and $1,681 at June 30, 2002	18,871	15,242
Inventory, net	1,207	812
Prepaid expenses and other current assets	2,362	3,148
Refundable income taxes	1,361	—

Total current assets	37,048	45,133
Property, plant and equipment, net	6,316	6,955
Intangibles, net of accumulated amortization of $32,318 at June 30, 2001 and $69,256 at June 30, 2002	71,766	43,540
Other assets	1,319	1,689

Total assets	$116,449	$97,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,408	$5,154
Accrued expenses	5,579	5,574
Deferred revenue and deposits	11,498	13,452
Current portion of long-term debt	—	253

Total current liabilities	23,485	24,433
Long-term debt	—	253

Total liabilities	23,485	24,686
Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—13,774 at June 30, 2001, and 16,089 at June 30, 2002; outstanding shares—13,774 at June 30, 2001, and 15,584 at June 30, 2002	14	16
Additional paid-in-capital	144,709	164,022
Deferred compensation	(902)	(474)
Accumulated other comprehensive income (loss)	(3,069)	182
Treasury stock: 505 shares at June 30, 2002, at cost	—	(4,538)
Accumulated deficit	(47,788)	(86,577)

Total stockholders’ equity	92,964	72,631

Total liabilities and stockholders’ equity	$116,449	$97,317

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2000	2001	2002
	(in thousands, except per share data)
Revenues:
Software licenses	$15,606	$23,619	$16,023
Service and maintenance	20,495	34,181	38,169
Equipment and supplies	10,249	19,910	19,794

Total revenues	46,350	77,710	73,986
Cost of revenues:
Software licenses	561	2,279	1,455
Service and maintenance	10,419	18,072	18,506
Equipment and supplies	7,730	14,506	14,457

Total cost of revenues	18,710	34,857	34,418

Gross profit	27,640	42,853	39,568
Operating expenses:
Sales and marketing:
Sales and marketing	13,784	23,710	19,504
Expense associated with warrants issued	7,954	—	—
Product development and engineering:
Product development and engineering	8,580	13,437	13,795
In-process research and development	3,900	—	—
Stock compensation expense	—	349	411
General and administrative:
General and administrative	8,606	13,407	11,016
Amortization of intangible assets	2,311	30,501	33,634

Total operating expenses	45,135	81,404	78,360

Loss from operations	(17,495)	(38,551)	(38,792)
Interest income	1,830	988	369
Interest expense		(1,472)	(19)
Other expense, net	—	(250)	(287)

Other income (expense), net	1,830	(734)	63

Loss before provision (benefit) for income taxes	(15,665)	(39,285)	(38,729)
Provision (benefit) for income taxes	(1,400)	714	60

Net loss	$(14,265)	$(39,999)	$(38,789)

Loss per share available to common stockholders:
Basic and diluted	$(1.33)	$(3.12)	$(2.63)

Shares used in computing loss per share available to common stockholders:
Basic and diluted	10,744	12,827	14,725

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

	Years ended June 30, 2000, 2001 and 2002
	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balances at June 30, 1999	10,476	$10			$39,429	—	—	$6,476	$45,915
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	442	1			3,637	—	—	—	3,638
Proceeds from sale of common stock and issuance of warrants, net of expenses	308	—			21,848	—	—	—	21,848
Net loss	—	—			—	—	—	(14,265)	(14,265)
Unrealized loss on available-for-sale securities	—	—			—	—	(8)	—	(8)

Comprehensive loss									(14,273)

Balances at June 30, 2000	11,226	11			64,914	—	(8)	(7,789)	57,128
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	223	—			1,681	—	—	—	1,681
Issuance of stock and warrants in connection with acquisitions	1,592	2			56,556	(1,251)	—	—	55,307
Conversion of promissory notes issued in connection with acquisitions	733	1			21,558	—	—	—	21,559
Amortization of deferred stock compensation	—	—			—	349	—	—	349
Net loss								(39,999)	(39,999)
Unrealized gain on available-for-sale securities	—	—			—	—	14	—	14
Foreign currency translation adjustment.	—	—			—	—	(3,075)	—	(3,075)

Comprehensive loss									(43,060)

Balances at June 30, 2001	13,774	$14			$144,709	$(902)	$(3,069)	$(47,788)	$92,964
Repurchase of common stock to be held in treasury	—	—	530	$(4,057)					(4,057)
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	115	—	(149)	619	441	—	—	—	1,060
Receipt of common stock in connection with customer payment			124	(1,100)					(1,100)
Issuance of common stock and warrants in connection with property lease	100	—			750				750
Proceeds from sale of common stock	2,100	2			17,244				17,246
Tax benefit associated with non qualified stock option exercises	—	—	—	—	895				895
Amortization of deferred stock compensation	—	—			(17)	428	—	—	411
Net loss								(38,789)	(38,789)
Unrealized loss on available-for-sale securities	—	—			—	—	(6)	—	(6)
Foreign currency translation adjustment.	—	—			—	—	3,257	—	3,257

Comprehensive loss									(35,538)

Balances at June 30, 2002	16,089	$16	505	$(4,538)	$164,022	$(474)	$182	$(86,577)	$72,631

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2000	2001	2002
	(in thousands)
Operating activities
Net loss	$(14,265)	$(39,999)	$(38,789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	2,311	30,501	33,634
Depreciation and amortization of property and equipment	1,553	3,584	3,035
Deferred income tax (benefit) expense	(2,435)	3,170	—
Interest expense associated with loan note conversion	—	1,434	—
Provision for allowances on accounts receivable	413	728	466
Provision for allowances for obsolescence of inventory	—	744	242
Deferred compensation expense	—	349	411
Common stock accepted as payment from customer	—	—	(811)
Gain on foreign exchange	—	—	(105)
Value associated with warrants issued	11,902	—	—
In-process research and development	3,900	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,986)	583	3,690
Inventory, prepaid expenses and other current assets and other assets	(718)	902	164
Refundable income taxes	—	(1,354)	2,520
Accounts payable, accrued expenses and deferred revenue and deposits	2,449	(1,245)	134
Income taxes payable	244	(901)	—

Net cash provided by (used in) operating activities	3,368	(1,504)	4,591
Investing activities
Purchases of marketable securities	(30,441)	(988)	(2,248)
Proceeds from sales and maturities of marketable securities	19,211	12,225	2,248
Purchases of property and equipment, net	(4,148)	(2,117)	(3,707)
Acquisition of businesses and assets, net of cash acquired	(13,981)	(11,415)	(1,483)
Investment in affiliates	—	(1,400)	—

Net cash used in investing activities	(29,359)	(3,695)	(5,190)
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	3,638	1,681	1,060
Payment of certain liabilities assumed upon acquisition	—	(10,272)	(772)
Payment of principal on long term debt	—	—	(253)
Payment of bank financing fees	—	—	(25)
Repurchase of common stock	—	—	(4,057)
Proceeds from sale of common stock, net	9,946	—	17,246
Repayments on note payable	—	(230)	—

Net cash provided by (used in) financing activities	13,584	(8,821)	13,199
Effect of exchange rate changes on cash	—	(25)	84

Increase (decrease) in cash and cash equivalents	(12,407)	(14,045)	12,684
Cash and cash equivalents at beginning of year	39,699	27,292	13,247

Cash and cash equivalents at end of year	$27,292	$13,247	$25,931

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	—	$36	$36
Income taxes	$1,112	$100	$123
Non-cash investing and financing activities:
Issuance of common stock and warrants in connection with property lease			$750
Issuance of common stock, common stock options and common stock warrants in connection with acquisitions	—	$56,558	—
Issuance of promissory notes in connection with acquisitions	—	$20,356	—
Retirement of promissory notes issued in connection with acquisitions	—	$(20,126)	—
Issuance of common stock on conversion of promissory notes and accrued interest	—	$21,559	—

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended June 30, 2000, 2001 and 2002

1.    Organization and Nature of Business

Bottomline Technologies (de), Inc. (the Company) was originally incorporated as a New Hampshire corporation in 1989 and was reincorporated as a Delaware corporation in August 1997. The Company’s Financial Resource Management (FRM) products enable businesses and financial institutions to manage their critical financial transactions, cash decisions and trading partner financial relationships, leveraging the Internet. The Company’s products and services are sold to customers operating in many different industries throughout the world.

2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All inter company balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition (particularly on contracts accounted for on a percentage of completion basis), the allowances for doubtful accounts and returns, asset impairment and accrued liabilities. Actual results could differ from those estimates.

Foreign Currency Translation

The Company has a non-U.S. subsidiary whose local and functional currency is the British Pound Sterling. Accordingly, assets and liabilities of this subsidiary are translated into dollars at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translations are included as a component of accumulated other comprehensive income (loss).

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of ninety days or less to be cash equivalents. The carrying value of these instruments approximates their fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company had approximately $25,931,000 of cash invested with three financial institutions at June 30, 2002. From time to time the Company invests its excess cash and cash equivalents in high quality marketable securities. Concentration of credit risk with respect to any marketable securities is generally limited as the Company’s marketable securities are primarily investment-grade corporate bonds with high-quality credit financial institutions.

Concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising the Company’s customer base. One unaffiliated customer accounted for 13% of the Company’s total accounts receivable as of June 30, 2001. At June 30, 2002, there were no individual customers that accounted for greater than 10% of the Company’s accounts receivable. On-going

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit evaluations of customers’ financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

Financial Instruments

The fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, and accounts payable are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at June 30, 2001 and 2002, respectively, due to the short-term nature of these instruments.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three to six years). Software is depreciated on a straight-line basis over the estimated useful lives of the assets (one to three years). Buildings are depreciated on a straight-line basis over the estimated useful lives of the assets (fifty years). Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

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

The carrying value of intangible assets are periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related asset. If impairment is deemed to have occurred, the Company will adjust the carrying value of the intangible assets.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $358,000, $460,000 and $583,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

Income Taxes

Deferred income taxes are provided for differences in bases of assets and liabilities for financial reporting and income tax purposes. Temporary differences relate primarily to acquisition-related intangibles, depreciation, various accruals, and allowances for doubtful accounts, returns and inventory. The principal non-deductible expenses during fiscal year 2000 relate to the issuance of warrants and certain non-deductible acquisition-related

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangibles. The principal non-deductible expense for fiscal years 2001 and 2002 is intangible asset amortization associated with business acquisitions.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.

Capitalized and Acquired Software Costs

Capitalization of software development costs under SFAS No. 86 begins upon the establishment of technological feasibility. In the development of our products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. For the years ended June 30, 2000, 2001 and 2002, there were no costs capitalized since all costs were incurred prior to attaining technological feasibility.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2 “Software Revenue Recognition” and related pronouncements, which were adopted effective July 1, 1998. SOP 97-2 superseded SOP 91-1, “Software Revenue Recognition”. Consistent with SOP 97-2, revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is probable. The Company’s software arrangements may contain multiple revenue elements, such as software products, services, hardware and post-contract customer support (PCS). Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. Vendor specific objective evidence is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. For separate element arrangements qualifying for separate element accounting treatment, revenue is recognized for each element when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is probable. Revenue for PCS under software maintenance agreements is recognized ratably over the term of the agreement, generally one year.

Certain software development arrangements requiring significant customization and modifications and extended implementation periods are accounted for using percentage of completion contract accounting as defined by Statement of Position No. 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Under SOP 81-1, revenue is recognized over the life of the contract based on the costs incurred during the reporting period as a percentage of the estimated total contract costs.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. SAB 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued further

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guidance with respect to adoption of specific issues addressed by SAB 101. The Company adopted SAB 101 effective July 1, 2000. The adoption of SAB 101 did not have a material effect on the Company’s consolidated financial position or results of operations.

Customer Returns

The sales value of customer returns are estimated and accrued for based upon return authorizations issued and past history. Actual returns, in the aggregate, have been consistent with management’s expectations.

Earnings per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (SFAS 128). SFAS 128 requires the calculation and presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding and excludes any dilutive effects of warrants, stock options or other type of convertible securities. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding and the dilutive effect of stock options, warrants and other types of convertible securities calculated using the treasury stock method. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

401(k) and Pension Plans

The Company has a 401(k) Profit Sharing Plan (the Plan), whereby eligible U.S. employees may contribute up to 15% of their compensation, subject to limitations established by the Internal Revenue Code. The Company may contribute a discretionary matching contribution annually equal to 50% of each such participant’s deferred compensation up to 5% of their annual compensation. The Company charged $294,000, $502,000, and $397,000 to expense in the years ended 2000, 2001 and 2002, respectively, under the Plan.

The Company has a Group Personal Pension Plan (GPPP) for employees in the U.K., whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by the Inland Revenue. The Company contributes 1.5% of the employee’s annual compensation for those employees who make personal contributions of at least 1% of their annual earnings. The Company charged $75,000 and $219,000 to expense in the years ended 2001 and 2002, respectively, under the GPPP.

Comprehensive Income (Loss)

The Company computes comprehensive income (loss) in accordance with Statement of Financial Accounting Standard No. 130 (SFAS 130), “Reporting Comprehensive Income”. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, among other things, eliminated the pooling of interests method of accounting for acquisitions and required that goodwill no longer be amortized, but instead be subject to impairment testing on at least an annual basis. SFAS No. 141 was effective for all business combinations completed after June 30, 2001.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 142 must be adopted for fiscal years beginning after December 15, 2001 (fiscal 2003 for the Company). Under the provisions of SFAS No. 142, intangible assets with finite useful lives will be amortized to their estimable residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets are subject to the impairment provisions of SFAS No. 144 (discussed below). Goodwill and intangible assets with indefinite useful lives will be tested for impairment annually, or more frequently when events or circumstances occur indicating that goodwill might be impaired, in lieu of being amortized. Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized until adoption of SFAS No. 142.

Upon adoption of SFAS No.142, the Company is required to perform a transitional impairment test on all indefinite lived intangible assets. While the transition impairment test and related calculations have not been finalized, preliminary indications are that the Company will be subject to an impairment charge upon its adoption of SFAS No. 142 on July 1, 2002 and that this charge could have a material impact on the Company’s financial statements. To the extent that an impairment charge is required as a result of transitioning to the requirements of SFAS No. 142, it will be reported as a cumulative effect of a change in accounting principle. The Company expects to have this analysis completed during the first quarter of fiscal year 2003.

Additionally, under SFAS 142, amounts that were previously capitalized and treated as the separate intangible asset “assembled workforce” will be reclassified to goodwill, since amounts paid relative to assembled workforce no longer meet the requirements of an intangible asset that can be separately stated. Upon adoption, the Company will cease its annual amortization of goodwill and any amounts reclassified to goodwill. The Company’s current annual amortization of goodwill and assembled workforce is approximately $27 million.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provides a single accounting model for the disposal of long-lived assets. The Company is required to adopt SFAS No. 144 for the fiscal year beginning after December 15, 2001 (fiscal year 2003) and does not believe it will have a significant impact on its consolidated financial statements.

In September 2000, the Emerging Issues Task Force (EITF) published its consensus on EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires that all shipping and handling amounts billed to a customer be classified as revenue. The Company adopted EITF 00-10 effective April 1, 2001. Prior to adoption, the Company had recorded such amounts as a reduction to cost of sales. Financial statements for prior periods presented for comparative purposes have been reclassified to comply with the classification guidelines of EITF 00-10.

In April 2001, the Emerging Issues Task Force published its consensus on EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, whereby consideration from a vendor to a reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue by the vendor. As a result of the Company’s adoption of EITF 00-25 effective April 1, 2002, the Company reclassified certain amounts paid to customers of its NetTransact software from cost of revenues and sales and marketing expense to a reduction of revenue. All prior period financial information has been reclassified to reflect the effects of the pronouncement on a comparative basis. The effect on prior periods also includes the reclassification for the year ended June 30, 2000 of $3,948,000 from sales and marketing expense (expense associated with warrants issued) to a reduction of revenues. This amount represents the cumulative, customer specific revenues from the customers to whom the Company issued the warrants. The excess of the warrant value over the cumulative,

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer specific revenues remains characterized as an expense, as permitted by EITF 00-25. Other than the aforementioned reclassification of amounts previously expensed in connection with warrants issued by the Company, the adoption of EITF 00-25 did not have a material impact on the Company’s consolidated financial statements.

In November 2001, the Emerging Issues Task Force published its consensus on EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”, which requires that all out-of-pocket expenses billed to a customer be classified as revenue with the offsetting cost recorded as cost of revenue. The Company’s out of pocket expenses generally include, but are not limited to, employee travel related expenses. The Company had previously treated customer reimbursement for such expenses as a reduction to cost of revenue, and has reclassified amounts billed to customers as service and maintenance revenue upon the Company’s adoption of the pronouncement on January 1, 2002. The adoption of EITF No. 01-14 did not have a material impact on the Company’s consolidated financial statements. Financial statements for prior periods presented for comparative purposes have been reclassified to comply with the classification guidelines of the EITF No. 01-14.

Reclassifications

As required based on the adoption of the recent accounting pronouncements noted above, certain prior year balances have been reclassified to conform to the current year presentation.

3.    Product and Business Acquisitions

The Company has completed six acquisitions since July 1999, all of which have been accounted for as purchases. The results of operations for each have been included with those of the Company for all periods subsequent to the date of acquisition.

NetTransact

In July 1999, the Company acquired certain software and related proprietary intellectual property, NetTransact, from The Northern Trust Company for an aggregate of $3,800,000 in cash and acquisition costs. NetTransact allows for the electronic presentment and payment of invoices and related dispute resolution in a business-to-business environment. In connection with this product acquisition, the Company recorded a $1,300,000 charge for acquired in-process research and development and $2,500,000 of intangible assets, consisting of core technology, that is being amortized on a straight-line basis over a five-year period. In connection with the acquisition, the Company is obligated to pay The Northern Trust Company a 10% royalty on all NetTransact revenue related to the software and certain other property acquired from The Northern Trust Company, excluding the initial $3,500,000 in such revenues. The Company began paying such royalties to The Northern Trust Company in the fiscal quarter ended March 31, 2000.

Integrated Cash Management Services, Inc.

In October 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Integrated Cash Management Services, Inc. (“ICM”) for an aggregate of $9,300,000 in cash and acquisition costs. In connection with this asset acquisition, the Company recorded a $2,600,000 charge for acquired in-process research and development. The Company recorded $6,700,000 of intangible assets consisting of core technology, contract backlog, assembled workforce and goodwill. The intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from one to five years.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OLC Software, Inc.

In February 2000, the Company acquired all outstanding shares of stock of OLC Software, Inc. (“OLC”) for an aggregate purchase price of $1,500,000 in cash and acquisition costs. OLC was an early stage development company with limited operations prior to the acquisition. In connection with this acquisition, the Company recorded core technology that is being amortized over its useful life of three years.

Checkpoint Holdings, Ltd.

In August 2000, the Company acquired all of the outstanding shares of stock of Checkpoint Holdings, Ltd. (doing business as Bottomline Europe). Checkpoint, a private company incorporated in England and Wales, is a provider of electronic commerce and electronic payment software for the United Kingdom. The acquisition was completed pursuant to a Share Purchase Agreement dated August 28, 2000, as amended, between the Company and Checkpoint stockholders. The consideration for the acquisition was approximately $60,100,000, consisting of $4,700,000 in cash, $19,800,000 in loan notes, which, as described in Note 7, were subsequently redeemed, 1,013,333 shares of the Company’s common stock, warrants to purchase a total of 100,000 shares of common stock at an exercise price of $50.00 per share and payment of transaction costs. At June 30, 2002, none of the warrants had been exercised and all such warrants expire in August 2005. The Company valued the warrants issued using the Black-Scholes method using assumptions of an expected life of three years and a volatility of 91%. In connection with the acquisition, 336,667 shares of the Company’s common stock were issued to satisfy pre-existing loan note obligations of Checkpoint in the amount of $10,272,000. As a result of the acquisition, intangible assets of approximately $79,800,000 (as measured at exchange rates in effect at the date of acquisition) were recorded consisting of customer list, contract backlog, assembled workforce, core technology, trade name and goodwill. The intangible assets are reported at cost, net of accumulated amortization, and are being amortized on a straight-line basis over their estimated useful lives ranging from ten months to three years.

Flashpoint, Inc.

In August 2000, the Company acquired all of the outstanding shares of stock of Flashpoint, Inc. (“Flashpoint”). Flashpoint, a Massachusetts corporation, was a developer of Web-based software. The acquisition was completed pursuant to a Stock Purchase Agreement dated August 28, 2000 by and among the Company, Flashpoint, and the sole stockholder of Flashpoint. The consideration for the acquisition was approximately $16,800,000, consisting of $4,500,000 in cash, 242,199 shares of the Company’s common stock, the assumption of all outstanding stock options of Flashpoint and payment of transaction costs. As a result of the acquisition, intangible assets of approximately $16,700,000 were recorded consisting of contract backlog, assembled workforce and goodwill. The intangible assets are reported at cost, net of accumulated amortization, and are being amortized on a straight-line basis over their estimated useful lives ranging from ten months to three years.

eVelocity Corporation

In May 2002, the Company acquired substantially all of the assets and assumed certain liabilities of eVelocity Corporation (“eVelocity”). eVelocity provides an electronic billing service for corporate legal departments to receive bills from outside law firms. The consideration for the acquisition was approximately $3,100,000, consisting of approximately $1,355,000 in cash, $1,573,000 in liabilities assumed and payment of acquisition costs. As a result of the acquisition and the preliminary allocation of purchase price, the Company recorded intangible assets of $2,769,000 consisting of $1,142,000 of core technology, $1,007,000 of customer contracts and $620,000 of goodwill. The Company expects to finalize the purchase price allocation by December 31, 2002.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In-Process Research and Development

In connection with acquisitions during the fiscal year ended June 30, 2000, the Company recorded in-process research and development charges of $3,900,000, representing purchased in-process research and development that had not reached technological feasibility. The Company’s management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the respective acquisition dates.

In these acquisitions, the in-process research and development projects were valued using an income approach, which included the application of a discounted future earnings methodology. Using this methodology, the value of the in-process technology is comprised of the total present value of the future earnings stream attributable to the technology throughout its anticipated life. As a basis for the valuation process, the Company made estimates of the revenue stream to be generated in each future period and the corresponding operating expenses and other charges to apply to this revenue stream. In order to determine the value of the earnings stream that was specifically attributable to the in-process technology, the earnings attributable to the projects were calculated by deducting the earnings streams attributable to all other assets, including working capital and tangible assets. Based upon these assumptions, the future after-tax income streams relating to the in-process technologies were discounted to present value using a risk adjusted discount rate that reflected the uncertainty involved in successfully completing and commercializing the in-process technologies.

Intangible Assets

A summary of the amounts allocated to the intangible assets acquired is as follows:

	As of June 30,
	2001	2002
	(in thousands)
Goodwill	$68,722	$73,260
Customer list	15,181	16,436
Core technology	10,811	12,250
Assembled workforce	6,889	7,240
Trade name	1,476	1,598
Customer contracts	—	1,007
Contract backlog	1,005	1,005

	104,084	112,796
Less:
Accumulated amortization	(32,318)	(69,256)

Intangible assets, net	$71,766	$43,540

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma financial information presents the combined results of operations of the Company, Bottomline Europe and Flashpoint as if the acquisitions had occurred as of the beginning of fiscal 2001, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Bottomline Europe and Flashpoint been a single entity during such period. Since eVelocity had limited operations prior to the acquisition, no amounts have been included in the pro forma information below for this acquisition.

Pro forma year ended June 30, 2001
(unaudited)
(in thousands)
Revenues	$82,237
Net loss	$(49,173)
Net loss per share	$(3.76)

Upon acquiring Flashpoint, the Company ceased providing services to Flashpoint’s third-party customers after completion of existing projects. The resources providing those services were transitioned to Bottomline product development. Accordingly, the pro forma revenue shown above for fiscal year 2001 reflects only the completion of existing projects.

4.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,
	2001	2002
	(in thousands)
Land	$266	$289
Buildings and improvements	2,156	3,141
Furniture and fixtures	1,293	1,439
Technical equipment	7,379	8,137
Software	2,005	2,342
Motor vehicles	14	—

	13,113	15,348
Less: Accumulated depreciation and amortization	6,797	8,393

	$6,316	$6,955

5.    Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2001	2002
	(in thousands)
Employee compensation and benefits	$2,711	$2,585
Sales and value added taxes	807	1,240
Other	2,061	1,749

	$5,579	$5,574

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Commitments

The Company leases its principal office facility in Portsmouth, New Hampshire under a non-cancelable operating lease expiring in fiscal year 2012. In addition to the base term, the Company has two five-year options to extend the term of the lease. Rent payments are fixed for the term of the lease, subject to increases each year, based on fluctuations in the consumer price index. The Company is additionally obligated to pay certain incremental operating expenses over the base rent.

In October 2001, the Company entered into a lease amendment for the new headquarters facility. In connection with the amendment, the Company reduced the amount of space to be leased from approximately 83,000 square feet to approximately 65,000 square feet and delayed occupancy until May 2002. In connection with the lease amendment, the Company’s bank issued a $2 million letter of credit to the Company’s landlord under the Company’s Credit Facility (see Note 7). Also in connection with the lease amendment, the Company issued to the landlord 100,000 shares of common stock and a warrant, valued using the Black-Scholes method, to purchase an additional 100,000 shares of common stock at an exercise price of $4.25 per share. The warrant, which expires in October 2004, was fully vested and exercisable upon issuance. The fair value of the common stock and warrant issued, $750,000, was capitalized and is being amortized as rent expense over the term of the lease.

The Company also leases office space in other cities worldwide. All such leases expire by fiscal year 2010.

Future minimum annual rental commitments under the Company’s facilities, equipment, and vehicle leases at June 30, 2002 are as follows:

(in thousands)
2003	$2,517
2004	2,155
2005	1,754
2006	1,673
2007	1,785
2008 and thereafter	7,566

$17,450

Rent expense charged to operations for the fiscal years ended June 30, 2000, 2001 and 2002 was $944,000, $1,859,000 and $2,092,000 respectively. The Company subleases space in several of its offices. Sublease income recorded for the fiscal years ended June 30, 2001 and 2002 was $121,000 and $185,000, respectively. There was no sublease income for the fiscal year ended June 30, 2000.

7.    Notes Payable and Credit Facility

In August 2000, in connection with the acquisition of Bottomline Europe, the Company issued promissory notes with an aggregate value of $20,356,000, of which $579,000 were issued to satisfy pre-existing obligations of Bottomline Europe. Under their original terms, the promissory notes, including accrued interest thereon, were scheduled to mature on August 28, 2001. Prior to the maturity date, the Company had the right to repay the promissory notes, including accrued interest, in cash. On the maturity date, the Company had the option to repay the promissory notes, including accrued interest, in cash, the Company’s common stock or a combination of cash and common stock. If all of the promissory notes or a portion thereof were paid with the Company’s common stock, the number of shares to be issued was to be calculated as the amount of promissory notes to be repaid divided by a fixed per share stock price of $30.77. The promissory notes accrued interest at a rate of 10% for the

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period beginning on August 28, 2000 and ending on February 28, 2001 and at a rate of 14% for the period beginning on February 28, 2001 and ending on August 28, 2001.

In April 2001, the Company and the promissory note holders agreed to retire the promissory notes and accrued interest thereon in exchange for the issuance of 732,798 shares of the Company’s common stock, based on a conversion price of $29.25 per share. Retirement of the notes was accounted for as an equity transaction with the outstanding balance credited to additional paid-in capital.

In December 2001, the Company entered into a Loan and Security Agreement (Credit Facility), dated December 28, 2001, providing for borrowings of up to $5 million. Eligible borrowings are based on a borrowing base calculation of the Company’s eligible accounts receivable as defined in the Credit Facility. Borrowings under the Credit Facility bear interest at the bank’s prime rate (4.75% at June 30, 2002) plus one-half of one percent and are due on December 28, 2002, the expiration date of the Credit Facility. Borrowings under the Credit Facility are secured by substantially all U.S. owned assets of the Company. The Company is subject to certain financial covenants as outlined in the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2002, a $2 million letter of credit has been issued to the Company’s landlord as part of a lease amendment for a new corporate headquarters. There were no outstanding borrowings under the Credit Facility at June 30, 2002.

In December 2001, the Company’s subsidiary, Bottomline Europe, entered into a Committed Overdraft Facility (Overdraft Facility), dated December 18, 2001, providing for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility bear interest at the bank’s base rate (4% at June 30, 2002) plus 2% and are due on December 31, 2002, the expiration date of the Overdraft Facility. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe. There were no outstanding borrowings under the Overdraft Facility at June 30, 2002.

In connection with the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of eVelocity, the Company assumed the obligation on a promissory note issued to Liberty Mutual Insurance Company (“Liberty Mutual”) in the principal amount of $758,600 plus accrued interest. Under the terms of the promissory note, principal plus accrued interest is due in three equal installments. The first installment was due and paid by the Company on May 31, 2002, with the remaining payments due on February 15, 2003 and 2004, respectively. The promissory note accrues interest at the prime rate (4.75% at June 30, 2002) plus 2%.

8.    Stockholders’ Equity

Common Stock and Common Stock Warrants

In April 2000, the Company issued warrants to a customer for the right to purchase up to 324,000 shares of common stock at an exercise price of $55.00 per share. The warrants were fully vested and exercisable upon issuance. At June 30, 2002, none of these warrants had been exercised and all such warrants expire in April 2003.

In June 2000, the Company issued 307,882 shares of common stock to a customer for aggregate consideration of $9,951,000, net of expenses. In connection with the equity investment, the Company also issued a warrant to this customer for the purchase of 307,882 shares of common stock at an exercise price of $38.00 per share. The warrant was fully vested and exercisable upon issuance. At June 30, 2002, the warrant had not been exercised and such warrant will expire in June 2003. In March, the Company accepted as payment, for an existing customer contract, 124,200 of these shares of common stock. The shares accepted by the Company are included as a component of treasury stock at June 30, 2002.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2002, the Company accepted 124,200 shares of the Company’s common stock as payment for an existing customer contract. The shares accepted by the Company are included as a component of treasury stock at June 30, 2002.

With respect to the warrants issued in April and June of 2000, the Company initially recorded a charge to operations in the aggregate amount of $11,902,000 at the time of issuance. The Company valued the warrants using the Black-Scholes method of valuation, using assumptions of an expected life of three years and a volatility of 91%. As more fully described in Note 2, the Company adopted the provisions of EITF 00-25 during fiscal year 2002 and all prior period financial information has been reclassified to conform with the requirements of that pronouncement. Accordingly, $3,948,000 of the amount previously charged to operations at the time of the warrant issuance has been reclassified as a reduction of revenues in the fiscal year 2000 statement of operations.

In January 2002, the Company entered into a stock purchase agreement with funds affiliated with General Atlantic Partners, LLC (“General Atlantic”), a global private equity investment firm, whereby the Company issued 2.1 million shares of common stock at $8.25 per share, generating gross proceeds of $17.3 million to the Company.

The Company has 7,819,793 common shares reserved for future issuance with respect to stock options, the Company’s employee stock purchase plan and warrants.

Equity Plans

Employee Stock Purchase Plans

    1998 Employee Stock Purchase Plan

On November 12, 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the Stock Purchase Plan), which provides for the issuance of up to a total of 750,000 shares of common stock to participating employees. Eligible employees may contribute between 1% and 10% of their base pay to the Stock Purchase Plan. At the end of a designated offering period, employees purchase shares of the Company’s common stock with their contributions at an amount equal to 85% of the closing market price per share of the common stock on either the first day or the last day of the offering period, whichever is lower. The Company no longer issues shares under this plan.

    2000 Employee Stock Purchase Plan

On November 16, 2000, the Company adopted the 2000 Employee Stock Purchase Plan (2000 Stock Purchase Plan), which provides for the issuance of up to a total of 750,000 shares of common stock to participating employees. Eligible employees may contribute between 1% and 10% of their base pay to the 2000 Stock Purchase Plan. At the end of a designated offering period, employees purchase shares of the Company’s common stock with their contributions at an amount equal to 85% of the lower of the fair market value of the common stock on the first day of each 24 month offering period or the last day of the applicable six month purchase period.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the activity in the Company’s employee stock purchase plans, and the assumptions made for purposes of determining the fair value of the shares issued using the Black-Scholes method of valuation, is as follows:

	2000	2001	2002
Common shares issued (in thousands)	48	61	181
Weighted average fair value per share	$10.59	$16.24	$2.23
Fair value assumptions:
Dividend yield	0%	0%	0%
Expected lives (years)	0.5	0.5	0.5
Risk-free interest rate	5.12-5.44%	5.99-6.51%	1.93-3.99%
Volatility	91.0%	110.0%	131.0%

Stock Incentive Plans

    1989 Stock Option Plan

The Company adopted the Bottomline Technologies, Inc. Stock Option Plan, as amended, (the Plan) on August 1, 1989, which provides for the issuance of incentive stock options and non-statutory stock options. The Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for options granted under the Plan is principally over three years from the date of the grant. The Company reserved 1,440,000 shares of its common stock for issuance under the Plan. Incentive stock options may be granted to employees at a price of no less than 100% of the fair market value of the common stock at the date of grant. Options expire a maximum of ten years from the date of grant. At June 30, 2002, options for the purchase of 45,000 shares of common stock of the Company were outstanding under this plan. The Company no longer issues options under this plan.

    1997 Stock Incentive Plan

On August 21, 1997, the Company adopted the 1997 Stock Incentive Plan (the 1997 Plan), which provides for the issuance of stock options and non-statutory stock options. The 1997 Plan is administered by the Board of Directors which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for options granted under the 1997 Plan is principally over four years from the date of the grant. The Company reserved 2,700,000 shares of its common stock for issuance under the 1997 Plan to employees at a price of no less than 100% of the fair market value of the common stock at the date of grant. Options expire a maximum of ten years from the date of grant. At June 30, 2002, options for the purchase of 1,593,269 shares of common stock of the Company were outstanding under this plan. The Company no longer issues options under this plan.

    1998 Non-Employee Director Stock Option Plan

On November 12, 1998, the Company adopted the 1998 Non-Employee Director Stock Option Plan (the Director Plan), which provides for the issuance of non-statutory stock options. The Company has reserved up to 300,000 shares of its common stock for issuance under the Director Plan. Under the terms of the Director Plan, each non-employee director is granted an option to purchase 15,000 shares of common stock upon his or her initial election to the Board of Directors. Such options vest ratably over four years from the date of the grant. Additionally, each non-employee director is granted an option to purchase 7,500 shares of common stock at each annual meeting of stockholders following the annual meeting of the initial year of the election. Such options principally vest over one year from the date of the grant. At June 30, 2002, options for the purchase of 105,000 shares of common stock of the Company were outstanding under this plan.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    2000 Employee Stock Incentive Plan

On November 16, 2000, the Company adopted the 2000 Employee Stock Incentive Plan (the 2000 Plan), which provides for the issuance of stock options and non-statutory stock options. The 2000 Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for options granted under the 2000 Plan is principally over four years from the date of the grant. The Company initially reserved 1,350,000 shares of its common stock for issuance under the 2000 Plan.

On the first day of each fiscal year, beginning in fiscal year 2001 and ending in fiscal year 2010, the number of shares of common stock authorized for issuance under the 2000 Plan will automatically increase, without additional Board or stockholder approvals. The number of shares authorized for issuance will increase, when added to the remaining available shares, to total an amount equal to 12% of the number of shares of common stock outstanding on the first day of the fiscal year, or such lesser number as the Board of Directors may determine prior to such increase. The annual increase can never exceed 5,000,000 shares. In addition, up to 800,000 shares of common stock reserved for issuance under the 1997 Plan, which have not been issued or which have been terminated or otherwise surrendered, will be available for issuance under the 2000 Plan. Stock options issued under the 2000 Plan must be issued at a price no less than 100% of the fair market value of the common stock at the date of grant. On July 1, 2002, 1,222,281 additional shares were authorized for issuance under the 2000 Plan. At June 30, 2002, 3,050,354 options were outstanding under this plan.

    Flashpoint Employee Stock Option Plan

On August 28, 2000, the Company adopted the Flashpoint Employee Stock Option Plan (the Flashpoint Plan) as part of the acquisition of Flashpoint. Included in the acquisition was the assumption of all outstanding stock options of Flashpoint, which were issued under the Flashpoint Plan. At June 30, 2002, 113,620 options were outstanding under this plan. At June 30, 2002, there were 27,300 shares available for grant under the Flashpoint Plan. The Company does not intend to grant such options.

    Stock-Based Compensation

The Company has elected to follow APB 25, and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, or, in the case of the Company’s employee stock purchase plans since the plans are non-compensatory, no compensation expense is recognized.

Option valuation models have been developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Such models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The following assumptions were made for grants in 2000, 2001 and 2002, respectively:

	2000	2001	2002
Dividend yield	0%	0%	0%
Expected lives of options (years)	4	4	4
Risk-free interest rate	5.97-6.66%	4.76-6.27%	3.43-4.69%
Volatility	91.0%	110.0%	131.0%

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of the required pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had compensation cost for the Company’s employee stock purchase plans and stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes method subsequent to the Company’s initial public offering in February 1999 and the minimum value method prior to February 1999, the Company’s pro forma net income (loss) and pro forma earnings (loss) per share available to common stockholders would have been as follows:

	Years Ended June 30,
	2000	2001	2002
	(in thousands, except per share data)
Pro forma net loss	$(18,175)	$(47,537)	$(49,417)
Pro forma loss per share available to
common stockholders:
Basic and diluted	$(1.69)	$(3.71)	$(3.36)

A summary of stock option plan activity is as follows:

	Year Ended June 30,
	2000		2001		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(in thousands, except per share data)
Outstanding, beginning of year	1,561	$10.51	1,966	$19.30	3,801	$14.12
Options granted	918	28.45	2,322	11.26	1,370	7.33
Options assumed in acquisition	—	—	95	0.67	—	—
Options exercised	(393)	7.77	(163)	5.87	(83)	4.03
Options canceled	(120)	12.85	(419)	22.75	(181)	17.32

Outstanding, end of year	1,966	$19.30	3,801	$14.12	4,907	$12.27

Exercisable at end of year	313	$9.81	850	$16.38	2,096	$14.02
Weighted average fair value of options granted during the year		$21.78		$8.72		$6.04

As of June 30, 2002, options to purchase an aggregate of 870,000 shares of common stock of the Company were available for grant under the Company’s five stock option plans. The following table presents weighted-average price and life information about significant option groups outstanding at June 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands, except per share data)
$ 2.33-$ 3.96	1,026	8.79 years	$3.34	403	$3.26
$ 5.39-$ 8.19	1,649	8.80 years	7.41	384	7.54
$ 8.46-$10.00	213	5.35 years	9.40	131	9.45
$10.34-$13.00	1,026	8.03 years	12.96	672	13.00
$13.88-$59.00	993	7.59 years	29.45	506	30.07

	4,907			2,096

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended June 30,
	2000	2001	2002
	(in thousands, except per share data)
Numerator for basic and diluted loss per share—net loss	$(14,265)	$(39,999)	$(38,789)

Denominator:
Denominator for basic loss per share—weighted-average shares outstanding	10,744	12,827	14,725
Effect of employee stock options, warrants and redeemable common stock	—	—	—

Denominator for diluted loss per share	10,744	12,827	14,725

Loss per share:
Basic and diluted	$(1.33)	$(3.12)	$(2.63)

Options to purchase 1,966,000, 3,801,000 and 4,907,000 shares of the Company’s common stock for the years ended June 30, 2000, 2001 and 2002, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. Warrants for 631,882, 731,882 and 831,882 shares for the years ended June 30, 2000, 2001 and 2002, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

10.    Operations by Industry Segments and Geographic Area

The Company is a global leader in providing Financial Resource Management solutions to companies in industries such as financial services, health care, technology, communications, education, media, manufacturing and government. As permitted by the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure About Segments of an Enterprise and Related Information”, the Company has one reportable segment for financial statement purposes.

Prior to the acquisition of Checkpoint on August 28, 2000, the Company did not have material operations outside the United States. Net sales, based on the point of sales, not the location of the customer are as follows:

	Year Ended June 30,
	2000	2001	2002
	(in thousands)
Sales to unaffiliated customers:
United States	$46,350	$51,161	$45,471
United Kingdom	—	26,549	28,515

Total sales to unaffiliated customers	$46,350	$77,710	$73,986

At June 30, 2002, long-lived assets of approximately $18,500,000 and $33,700,000 were located in the United States and United Kingdom, respectively. At June 30, 2001, long-lived assets of approximately $22,900,000 and $56,500,000 were located in the United States and United Kingdom, respectively.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. SFAS No. 109 requires the use of the liability method in which income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,
	2001	2002
	(in thousands)
Deferred tax assets:
Allowances	$569	$537
Various accrued expenses	402	758
Inventory	287	51
Deferred revenue	253	323
Goodwill amortization	8,112	14,677
Warrants	2,341	2,341
Net operating loss carryforward	2,464	5,161
Property, plant and equipment	486	433
Impairment losses on equity investments	—	280

	14,914	24,561
Less: valuation allowance	(14,769)	(24,561)

Total deferred tax assets	145	—

Deferred tax liabilities:
Cash to accrual difference	(145)	—

Total deferred tax liabilities	(145)	—

Net deferred tax assets	$—	$—

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $24,561,000 valuation allowance at June 30, 2002 is necessary. The change in the valuation allowance for the current year is $9,792,000. Upon liquidation of the valuation allowance, $1,172,000 will be reversed through goodwill as this amount relates to a valuation allowance established in the purchase price allocation of the Company’s acquisition of Bottomline Europe.

On March 7, 2002, there was a change in the U.S. federal tax law to allow companies to carryback, for an additional three-year period, net operating losses for the tax years ending 2001 and 2002. As a result of this change, the Company recorded approximately $895,000 in federal tax refunds. As this amount of additional carryback opportunity related entirely to the tax benefit associated with the exercise of non-qualified stock options, such benefit was recorded as an increase to additional paid-in capital. At June 30, 2002, the Company has available net US operating loss carry-forwards of $11,170,000, which expire in the year 2022. The Company also has $2,332,000 of foreign net operating losses available with no statutory expiration date.

In addition to the above deferred tax assets, the Company also has available $74,000 of tax benefit attributable to the exercise of non-qualified stock options. When realized, the associated benefit will be recognized as an increase to additional paid-in capital.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes consisted of the following:

	Year Ended June 30,
	2000	2001	2002
	(in thousands)
Current:
Federal	$789	$(2,729)	—
State	246	—	$60
Foreign	—	273	—

	1,035	(2,456)	60
Deferred:
Federal	(1,587)	2,424	—
State	(848)	423	—
Foreign	—	323	—

	(2,435)	3,170	—

	$(1,400)	$714	$60

Net loss before income taxes for the fiscal year ended June 30, 2002 was approximately $11,802,000 and $26,927,000 for the United States and the United Kingdom, respectively.

A reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	Year Ended June 30,
	2000	2001	2002
Tax provision (benefit) at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(5.9)	1.1	0.2
Valuation allowance and deferred tax assets	14.8	24.5	22.9
Non-deductible goodwill amortization	0.4	9.2	10.7
Foreign tax expense	—	1.5	—
Non-deductible expenses	0.3	0.4	.4
Warrant expense	15.5	—	—
Other	—	(0.9)	—

	(8.9)%	1.8%	0.2%

12.    Subsequent Events

In July 2002, the Company’s Board of Directors authorized the repurchase of up to an additional $3 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Quarterly Financial Data (unaudited):

	For the quarters ended
	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
	(in thousands, except per share data)
Revenues	$16,004	$22,712	$19,191	$19,803	$18,201	$20,325	$17,992	$17,468
Gross profit	9,382	13,573	9,355	10,543	9,768	10,565	10,169	9,066
Net loss	(6,941)	(9,118)	(13,345)	(10,595)	(10,283)	(9,106)	(9,056)	(10,344)
Loss per share	$(0.59)	$(0.71)	$(1.03)	$(0.78)	$(0.75)	$(0.66)	$(0.59)	$(0.66)
Shares used in computing loss per share	11,820	12,916	12,995	13,572	13,776	13,822	15,470	15,665

Financial data disclosed above differ from the Company’s previously filed quarterly reports on Form 10-Q due to reclassifications for comparative purposes in accordance with Emerging Issues Taskforce Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, Emerging Issues Task Force No. 01-14 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” and Emerging Issues Task Force 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”.

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

Date: September 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ DANIEL M. MCGURL Daniel M. McGurl	Chairman of the Board	September 27, 2002

/s/ JOSEPH L. MULLEN Joseph L. Mullen	Chief Executive Officer, President and Director (Principal Executive Officer)	September 27, 2002

/s/ ROBERT A. EBERLE Robert A. Eberle	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 27, 2002

/s/ JOSEPH L. BARRY JR. Joseph L. Barry Jr.	Director	September 27, 2002

/s/ WILLIAM O. GRABE William O. Grabe	Director	September 27, 2002

/s/ DIANNE GREGG Dianne Gregg	Director	September 27, 2002

/s/ JAMES L. LOOMIS James L. Loomis	Director	September 27, 2002

/s/ JAMES W. ZILINSKI James W. Zilinski	Director	September 27, 2002

CERTIFICATIONS

I, Joseph L. Mullen, certify that:

1.  I have reviewed this annual report on Form 10-K of Bottomline Technologies (de), Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002	/s/ JOSEPH L. MULLEN Joseph L. Mullen President and Chief Executive Officer (Principal Executive Officer)

I, Robert A. Eberle, certify that:

1.  I have reviewed this annual report on Form 10-K of Bottomline Technologies (de), Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002	/s/ ROBERT A. EBERLE
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(1)	Amended and Restated By-Laws of the Registrant

4.1	(1)	Specimen Certificate for Shares of Common Stock

10.1	(1)#	1989 Stock Option Plan, as amended, including form of stock option agreement for incentive and non-statutory stock options.

10.2	(1)#	Amended and Restated 1997 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options.

10.3	(1)#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.

10.4	(1)#	1998 Employee Stock Purchase Plan.

10.5	(1)	First Amendment and Restatement of Stock Rights and Voting Agreement, as amended.

10.6	(1)	Second Stock Rights Agreement, as amended.

10.7	(1)	Lease dated November 28, 1994, between the Registrant and Wenberry Associates LLC

10.8	(1)#	Employment Agreement, dated as of December 3, 1998 between the Registrant and Mr. McGurl.

10.9	(1)#	Employment Agreement, dated as of December 3, 1998 between the Registrant and Mr. Mullen

10.10	(1)#	Employment Agreement, dated as of September 30, 1998 between the Registrant and Mr. Eberle.

10.11	(1)	Revolving Credit Agreement between the Registrant and Shawmut Bank N.A., dated January 13, 1995.

10.12	(1)	Secured Revolving Time Note between the Registrant and Shawmut Bank N.A., dated January 13, 1995.

10.13	(1)	First Amendment of the Loan Agreement between the Registrant and Fleet National Bank of Massachusetts, dated December 29, 1995.

10.14	(1)	Secured Revolving Time Note between the Registrant and Fleet National Bank of Massachusetts, dated December 29, 1995.

10.15	(1)	Second Amendment of the Loan Agreement between the Registrant and Fleet National Bank, dated December 20, 1996.

10.16	(1)	Secured Revolving Time Note between the Registrant and Fleet National Bank, dated December 20, 1996.

10.17	(1)	Third Amendment of the Loan Agreement between the Registrant and Fleet National Bank, dated December 29, 1997.

10.18	(1)	Secured Revolving Time Note between the Registrant and Fleet National Bank, dated December 29, 1997.

10.19	(1)	Fourth Amendment of the Loan Agreement between the Registrant and Fleet National Bank, dated December 29, 1998.

10.20	(1)	Secured Revolving Time Note between the Registrant and Fleet National Bank, dated December 29, 1998.

10.21	(1)	Line of Credit Agreement for the Acquisition of Equipment between the Registrant and Shawmut Bank N.A., dated January 13, 1995.

10.22	(1)	Secured Term Note between the Registrant and Shawmut Bank N.A., dated June 28, 1995.

10.23	(1)	Security Agreement between the Registrant and Shawmut Bank N.A. dated January 13, 1995.

Exhibit No.		Description

10.24	(2)	Asset Purchase Agreement between the Registrant and The Northern Trust Company, dated June 30, 1999.

10.25	(3)	Asset Purchase Agreement between the Registrant and Integrated Cash Management Services, Inc., dated October 25, 1999.

10.26	(4)	Stock Purchase Agreement by and among the Registrant and Nevada Bond Investment Corp. II, dated June 9, 2000.

10.27	(4)	Investor Rights Agreement by and among the Registrant and Nevada Bond Investment Corp. II, dated June 9, 2000.

10.28	(5)	Share Purchase Agreement between the Persons named in column (A) of Schedule 1 thereto and the Registrant dated August 28, 2000.

10.29	(5)
Form of Loan Note issued to the Persons named in column (A) of Schedule 1 of Share Purchase Agreement between the Persons named in column (A) of Schedule 1 thereto and the Registrant dated August 28, 2000.

10.30	(5)	Stock Purchase Agreement by and among the Registrant, Flashpoint, Inc. and Eric Levine dated August 28, 2000.

10.31	(6)	Common Stock Purchase Warrant for 324,000 shares of common stock, $.001 par value of the Registrant, issued to Citibank, N.A. on April 4, 2000.

10.32	(6)	Common Stock Purchase Warrant for 307,882 shares of common stock, $.001 par value of the Registrant, issued to Nevada Bond Investment Corp. II on June 9, 2000.

10.33	(6)	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp

10.34	(6)	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.

10.35	(6)	Lease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.

10.36	(7)#	2000 Stock Incentive Plan.

10.37	(7)#	2000 Employee Stock Purchase Plan.

10.38	(8)	Form of Indemnification Letter dated as of September 21, 2000.

10.39	(9)	Form of Letter Agreement, dated April 26, 2001, to former stockholders of Checkpoint Holdings, Ltd. retiring promissory notes issued by Bottomline on August 28, 2000.

10.40	(10)#	Letter Agreement dated as of June 1, 2001 between the Registrant and Mr. McGurl Amending the Employment Agreement of Mr. McGurl dated as of December 3, 1998.

10.41	(10)#	Letter Agreement dated as of June 1, 2001 between the Registrant and Mr. Mullen Amending the Employment Agreement of Mr. Mullen dated as of December 3, 1998.

10.42	(10)#	Letter Agreement dated as of June 1, 2001 between the Registrant and Mr. Eberle Amending the Employment Agreement of Mr. Eberle dated as of September 30, 1998.

10.43	(11)	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.

10.44	(11)	Common Stock Purchase Warrant for 100,000 shares of common stock, $.001 par value of the Registrant, issued to 325 Corporate Drive II, LLC as of October 1, 2001.

10.45	(12)*	Loan and Security Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.46	(12)	Negative Pledge Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.47	(12)	Committed Business Overdraft Facility dated as of December 18, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

Exhibit No.		Description

10.48	(12)	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.49	(12)	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.50	(13)
Stock Purchase Agreement, dated January 8, 2002, by and among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO Gmbh & Co. KG and the Stockholders named on Schedule I thereto.

10.51	(13)
Registration Rights Agreement, dated January 15, 2002, among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO Gmbh & Co. KH.

10.52		First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC (filed herewith).

10.53#		Service Agreement of Mr. Fortune dated as of March 11, 1999 (filed herewith).

21.1		List of Subsidiaries (filed herewith).

23.1		Consent of Ernst & Young LLP (filed herewith).

*
Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-67309).
(2)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999 (File No. 000-25259).
(3)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 25, 1999 (File No. 000-25259).
(4)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-43842).
(5)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 12, 2000 (File No. 000-25259).
(6)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000 (File No. 000-25259).
(7)	Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-25259) filed on October 18, 2000.
(8)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2000.
(9)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended March 31, 2001.
(10)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2001 (File No. 000-25259).
(11)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2001.
(12)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2001.
(13)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 8, 2002 (File No. 000-25259).