Form 10-Q
period 2002-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2002-11-13
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-25259

Bottomline Technologies (de), Inc.
(Exact name of registrant as specified in its charter)

Delaware	02-0433294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Corporate Drive, Portsmouth, New Hampshire	03801-6808
(Address of principal executive offices)	(Zip Code)

(603) 436-0700
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒         No  ☐

The number of shares outstanding of the registrant’s common stock as of November 1, 2002 was 15,557,013.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2002	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$22,358	$25,931
Short term investments	1,995	—
Accounts receivable, net of allowance for doubtful accounts and returns of $1,705 at September 30, 2002 and $1,681 at June 30, 2002	12,240	15,242
Other current assets	4,300	3,960

Total current assets	40,893	45,133
Property, plant and equipment, net	6,627	6,955
Intangible assets, net	42,281	43,540
Other assets	1,793	1,689

Total assets	$91,594	$97,317

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	5,128	$5,154
Accrued expenses	5,442	5,574
Deferred revenue and deposits	12,916	13,452
Current portion of long-term debt	253	253

Total current liabilities	23,739	24,433
Long-term debt	253	253

Total liabilities	23,992	24,686

Stockholders’ equity:
Common stock	16	16
Additional paid-in-capital	163,513	164,022
Deferred compensation	(398)	(474)
Accumulated other comprehensive income	1,188	182
Treasury stock	(4,278)	(4,538)
Retained deficit	(92,439)	(86,577)

Total stockholders’ equity	67,602	72,631

Total liabilities and stockholders’ equity	$91,594	$97,317

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2002	2001
Revenues:
Software licenses	$2,740	$3,806
Service and maintenance	9,286	9,457
Equipment and supplies	4,254	4,938

Total revenues	16,280	18,201

Cost of revenues:
Software licenses	406	396
Service and maintenance	5,026	4,548
Equipment and supplies	3,163	3,489

Total cost of revenues	8,595	8,433

Gross profit	7,685	9,768

Operating expenses:
Sales and marketing	4,976	4,572
Product development and engineering:
Product development and engineering	3,572	3,450
Stock compensation expense	37	100
General and administrative	2,936	3,184
Amortization of intangible assets	2,182	8,353

Total operating expenses	13,703	19,659

Loss from operations	(6,018)	(9,891)
Other income (expense), net	171	(332)

Loss before provision for income taxes	(5,847)	(10,223)
Provision for income taxes	15	60

Net loss	$(5,862)	$(10,283)

Net loss per share:
Basic and diluted	$(0.38)	$(0.75)

Shares used in computing net loss per share:
Basic and diluted	15,545	13,776

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	September 30,
	2002	2001
Operating activities:
Net loss	$(5,862)	$(10,283)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	2,182	8,353
Depreciation and amortization of property and equipment	729	906
Provision for allowances on accounts receivable	22	265
Deferred compensation expense	37	100
Deferred income tax expense	—	40
Provision for allowances for obsolescence of inventory	—	21
Gain on foreign exchange	(88)	—
Changes in operating assets and liabilities:
Accounts receivable	3,197	1,541
Inventory, prepaid expenses, refundable taxes, and other current assets	(380)	1,282
Accounts payable, accrued expenses, income taxes payable and deferred revenue and deposits	(953)	(282)

Net cash (used in) provided by operating activities	(1,116)	1,943

Investing activities:
Purchases of short-term investments, net	(1,995)	(247)
Purchases of property plant and equipment, net	(337)	(608)

Net cash used in investing activities	(2,332)	(855)

Financing activities:
Repurchase of common stock	(529)	(264)
Proceeds from employee stock purchase plan and exercise of stock options	319	372

Net cash (used in) provided by financing activities	(210)	108
Effect of exchange rate changes on cash	85	8

Increase (decrease) in cash and cash equivalents	(3,573)	1,204
Cash and cash equivalents at beginning of period	25,931	13,247

Cash and cash equivalents at end of period	$22,358	$14,451

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2002

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 30, 2002.

Certain prior period amounts have been reclassified to comply with recent accounting pronouncements as more fully disclosed in Note 7.

Note 2—Business Combinations

In May 2002, the Company acquired substantially all of the assets and assumed certain liabilities of eVelocity Corporation (“eVelocity”). The consideration for the acquisition was approximately $3,100,000, consisting of $1,355,000 in cash, $1,573,000 in liabilities assumed and acquisition related costs. As a result of the acquisition, the Company recorded intangible assets of approximately $2,777,000, consisting of $1,142,000 of core technology, $1,007,000 of customer contracts and $628,000 of goodwill. The finite lived intangible assets, core technology and customer contracts, are being amortized over their estimated useful lives of five and ten years, respectively. Since eVelocity had only limited operations prior to the acquisition, pro-forma information has not been included.

Note 3—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	September 30,
	2002	2001
	(in thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net loss per share	$(5,862)	$(10,283)

Denominator:
Denominator for basic and diluted net loss per share – weighted average shares outstanding	15,545	13,776
	=======	=======
Net loss per share:
Basic and diluted	$(0.38)	$(0.75)

The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share for the three months ended September 30, 2002 and 2001, as their effect would be anti-dilutive.

Note 4—Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended
	September 30,
	2002	2001
	(in thousands)
Net loss	$(5,862)	$(10,283)

Other comprehensive income (loss):
Foreign currency translation adjustments	1,006	2,387
Unrealized loss on investments	—	(6)

Comprehensive loss	$(4,856)	$(7,902)

Note 5—Operations by Industry Segments and Geographic Area

The Company is a global technology provider of financial software solutions and services that are sold to businesses and financial institutions. As permitted by the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure About Segments of an Enterprise and Related Information”, the Company has one reportable segment for financial statement purposes.

Net sales, based on the point of sales, not the location of the customer, were as follows:

	Three Months Ended
	September 30,
	2002	2001
	(in thousands)
Sales to unaffiliated customers:
United States	$8,833	$10,641
United Kingdom	7,447	7,560

Total sales to unaffiliated customers	$16,280	$18,201

At September 30, 2002, long-lived assets of approximately $17,900,000 and $32,800,000 were located in the United States and United Kingdom, respectively. At June 30, 2002, long-lived assets of approximately $18,500,000 and $33,700,000 were located in the United States and United Kingdom, respectively.

Note 6—Income Taxes

In the three month period ended September 30, 2002, the Company incurred a substantial operating loss due in part to the amortization of intangible assets. Since amortization expense will continue to be incurred for tax purposes, and the Company has utilized its income tax loss carryback, the Company has determined, based on the available evidence, that its deferred tax assets are less likely, rather than more likely, to be realized. Accordingly, the Company continues to maintain a full valuation allowance on its deferred tax assets as of September 30, 2002.

Note 7—Recent Accounting Pronouncements

Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, intangible assets with finite useful lives are amortized over their estimated useful lives in proportion to the economic benefits consumed. Such intangible assets are subject to the impairment provisions of SFAS No. 144 (discussed below). Goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment annually, or more frequently when events or circumstances occur indicating that an asset might be impaired. Upon adoption of SFAS 142, the Company is required to perform a transitional impairment test on all indefinite lived intangible assets, including goodwill. As more fully discussed in Note 8, the Company is in the process of completing the impairment test relative to its goodwill amounts.

Effective July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provides a single accounting model for the disposal of long-lived assets. We do not believe that the adoption of SFAS 144 will have a material impact on our financial statements.

In November 2001, the Emerging Issues Task Force issued its consensus on EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”, which requires that all out-of-pocket expenses billed to a customer be classified as revenue with the offsetting cost recorded as a cost of revenue. The Company’s out of pocket expenses generally include, but are not limited to, employee travel related expenses. The Company had previously treated customer reimbursement for such expenses as a reduction to cost of revenues, and has reclassified such amounts to revenue upon adoption, effective January 1, 2002. The adoption of EITF 01-14 did not have a material impact on our financial statements. Prior period amounts have been reclassified to conform with this pronouncement.

In April 2001, the Emerging Issues Task Force issued its consensus on EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” whereby consideration from a vendor to a reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue by the vendor. As a result of our adoption of EITF 00-25 effective April 1, 2002, we reclassified certain amounts paid to customers of our NetTransact software from cost of revenues and sales and marketing expense to a reduction of revenue. The adoption of EITF 00-25 did not have a material impact on our fiscal year 2001 or 2002 financial statements. Prior period amounts have been reclassified to conform with this pronouncement.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for the Company for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that costs associated with an exit or disposal activity be recognized when a liability is incurred, rather than at the date of an entity’s commitment to an exit plan. We do not believe that the adoption of SFAS 146 will have a material impact on our financial statements.

Note 8—Goodwill and Other Intangible Assets

As indicated in Note 7, the Company adopted the provisions of SFAS 142 on July 1, 2002, and a transitional impairment test must be completed within the first year of adoption. The first phase of this test, which has been completed by the Company, requires a comparison of the carrying value of each of the Company’s reporting units to the reporting unit’s fair value. To the extent that the carrying value of any reporting unit exceeds its respective fair value, an indication of potential goodwill impairment is deemed to exist and a second phase of the transitional impairment test must be performed to determine the amount of goodwill impairment, if any.

The Company has two reporting units, represented by its two geographic operating segments – Bottomline US and Bottomline Europe. Based on the results of the first phase of the transitional impairment test, the Company is required to perform the second phase of the test for the Bottomline Europe reporting unit. We expect to have this completed by December 31, 2002. To the extent that an impairment charge is required, it will be reported as a cumulative effect of a change in accounting principle. While this analysis and related calculations have not been finalized, preliminary indications are that the Company will be subject to a goodwill impairment charge in the Bottomline Europe reporting unit and that this charge could have a material impact on the Company’s financial statements. At September 30, 2002 the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $7,147,000 and $24,314,000, respectively. At June 30, 2002 the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $7,140,000 and $23,611,000, respectively.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization under SFAS 142:

	As of September 30, 2002
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets:
Customer lists	$16,926	$(11,754)
Core technology	12,361	(7,670)
Customer contracts	1,007	(50)

Total	$30,294	$(19,474)

Unamortized intangible assets:
Goodwill	$31,461

Intangible assets, net:	$42,281

	As of June 30, 2002
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets:
Customer lists	$16,436	$(10,044)
Core technology	12,245	(6,811)
Customer contracts	1,007	(44)

Total	$29,688	$(16,899)

Unamortized intangible assets:
Goodwill	$30,751

Intangible assets, net:	$43,540

Estimated amortization expense for the current fiscal year, and each of the five succeeding fiscal years, is as follows:

In thousands
2003	$8,671
2004	2,634
2005	561
2006	339
2007	328
2008	103

Effective July 1, 2002, amounts that had previously been capitalized and reported as the separate intangible asset “assembled workforce” were reclassified to goodwill, since amounts capitalized relative to assembled workforce no longer meet the requirements of an intangible asset that can be separately stated. The unamortized balance of the Company’s assembled workforce was approximately $2,502,000 at July 1, 2002.

Upon adoption of SFAS 142, the Company ceased amortization of goodwill and the amounts that were reclassified to goodwill. The following table summarizes and reconciles the Company’s net loss for the three months ended September 30, 2002 and 2001. The comparable prior period amounts have been adjusted to exclude amortization expense recorded in this period relating to goodwill and other intangible assets that, upon adoption of SFAS 142, are no longer amortized:

	Three Months Ended
	September 30,
	2002	2001
	(in thousands, except per share amounts
Net loss as reported	$(5,862)	$(10,283)
Add back: goodwill amortization	—	6,343

Adjusted net loss	$(5,862)	$(3,940)

Basic and diluted net loss per share, as reported	$(0.38)	$(0.75)
Goodwill amortization	—	0.46

Adjusted basic and diluted net loss per share	$(0.38)	$(0.29)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us up to, and including, the date of this document, and we assume no obligation to update any such forward-looking statements, even if our estimates change. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors That May Affect Future Results” and elsewhere in this quarterly report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

We provide a comprehensive set of solutions for financial resource management (FRM). Our software products and services enable organizations to more effectively make and collect payments, send and receive invoices and conduct electronic banking. We offer both software designed to run on-site at the customer’s location and hosted solutions. Our products allow our customers to leverage the Internet in automating existing operations while increasing security and fraud avoidance. They complement our customers’ existing information systems, accounting applications and banking functions. As a result, our solutions can be deployed quickly and efficiently. To help our customers receive the maximum value and meet their own particular needs, we also provide professional services for installation, training, consulting and product enhancement, as well as related equipment and supplies. We market our products globally with a particular focus on the United States and, through Bottomline Europe, the United Kingdom. We have over 5,500 customers, including over 50 of the Fortune 100 and over 90 of the FTSE (Financial Times) 100 companies.

We have one reportable segment for financial statement purposes, as permitted by the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”. Since our acquisition of Bottomline Technologies Europe on August 28, 2000, we have had operations in the United Kingdom as well as the United States.

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenues

Total revenues decreased by $1.9 million to $16.3 million in the three months ended September 30, 2002 from $18.2 million in the three months ended September 30, 2001, a decrease of 10%. The majority of this decrease occurred in the United States, and was due primarily to the current economic conditions and reduced capital spending by our customers and potential customers. Revenues, based on the point of sales, rather than the location of the customer, were $8.8 million and $7.5 million in the United States and United Kingdom, respectively, for the three months ended September 30, 2002. Revenues for the three months ended September 30, 2001 were $10.6 million and $7.6 million in the United States and United Kingdom, respectively.

Software Licenses. Software license revenues decreased by $1.1 million to $2.7 million in the three months ended September 30, 2002 from $3.8 million in the three months ended September 30, 2001, a decrease of 29%. Software license revenues represented 17% of total revenues in the three months ended September 30, 2002 compared to 21% of total revenues in the three months ended September 30, 2001. The decrease in software license revenues was due primarily to the continued economic slowdown in information technology spending by our customers and potential customers. Based on current product plans, we anticipate that software license revenues, as a percentage of total revenues, will increase during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance revenues decreased slightly to $9.3 million in the three months ended September 30, 2002 from $9.5 million in the three months ended September 30, 2001. The decrease in service and maintenance revenues was primarily due to a decrease in certain of our professional services revenues, offset by the revenue contribution from our WebSeries Legal e-billing offering which we introduced in May 2002 following our acquisition of substantially all of the assets of eVelocity Corporation. Service and maintenance revenues represented 57% of total revenues in the three months ended September 30, 2002 compared to 52% of total revenues in the three months ended September 30, 2001. The higher service and maintenance revenues as a percentage of total revenues was due to the revenue contribution of the WebSeries Legal e-billing offering and the overall decline in software license revenues. Based on current product plans, we anticipate that service and maintenance revenues will increase in dollars but will decrease slightly as a percentage of total revenues during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies revenues decreased by approximately $600,000 to $4.3 million in the three months ended September 30, 2002 from $4.9 million in the three months ended September 30, 2001, a decrease of 12%. The decrease in equipment and supplies revenues was attributable to the overall economic slowdown in information and technology spending by our customers and potential customers. Equipment and supplies sales represented 26% of total revenues in the three months ended September 30, 2002 compared to 27% of total revenues in the three months ended September 30, 2001. Based on current product plans, we anticipate that equipment and supplies revenue levels will not change significantly during the remainder of the fiscal year.

Cost of Revenues

Software Licenses. Software license costs increased by $10,000 to $406,000 in the three months ended September 30, 2002 from $396,000 in the three months ended September 30, 2001. Software license costs were 15% of software license revenues in the three months ended September 30, 2002 compared to 10% of software license revenues in the three months ended September 30, 2001. The increase in software license costs as a percentage of software revenue was primarily due to an increased share of software revenue generated by Bottomline Europe in the three months ended September 30, 2002. Software revenue generated by Bottomline Europe typically carries a lower gross margin due in part to the cost of third party software, which is incorporated into and sold with our software products. We anticipate that software license costs, as a percentage of software license revenues, will decrease slightly during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs increased by approximately $500,000 to $5.0 million in the three months ended September 30, 2002 from $4.5 million in the three months ended September 30, 2001, an increase of 11%. Service and maintenance costs were 54% of service and maintenance revenues in the three months ended September 30, 2002 compared to 48% of service and maintenance revenues in the three months ended September 30, 2001. The increase in service and maintenance costs as a percentage of service and maintenance revenues was attributable to higher professional services costs relating to several custom contracts, offset by the revenue contribution from our WebSeries Legal e-billing offering which we introduced in May 2002 following our acquisition of substantially all of the assets of eVelocity Corporation. Service and maintenance costs for the quarter ended September 30, 2002 also included employee severance and separation related costs as a result of cost reduction initiatives implemented in the quarter. We anticipate that service and maintenance costs, as a percentage of service and maintenance revenues, will remain consistent for the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs decreased by approximately $300,000 to $3.2 million in the three months ended September 30, 2002 from $3.5 million in the three months ended September 30, 2001, a decrease of 9%. Equipment and supplies costs were 74% of equipment and supplies revenues in the three months ended September 30, 2002 compared to 71% of equipment and supplies revenues in the three months ended September 30, 2001. The decrease in equipment and supplies costs was attributable to the associated decrease in equipment and supplies revenues. The increase in equipment and supplies costs as a percentage of equipment and supplies revenue was attributable to reduced profit margins in Bottomline Europe, principally resulting from higher third party costs associated with products that we resell. We anticipate that equipment and supplies costs, as a percentage of equipment and supplies revenues, will not change significantly during the remainder of the fiscal year.

Operating Expenses

Sales and Marketing:

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by approximately $400,000 to $5.0 million in the three months ended September 30, 2002 from $4.6 million in the three months ended September 30, 2001, an increase of 9%. Sales and marketing expenses were 31% of total revenues in the three months ended September 30, 2002 compared to 25% of total revenues in the three months ended September 30, 2001. The majority of the increase in sales and marketing expenses was the result of increased personnel costs in Bottomline Europe. These personnel costs included severance and separation related costs incurred as a result of cost reduction initiatives implemented in the quarter, and costs associated with employees hired into the sales and marketing group of Bottomline Europe subsequent to September 30, 2001. We anticipate that sales and marketing expenses, as a percentage of revenues, will decrease during the remainder of fiscal year 2003.

Product Development and Engineering:

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development. Core development efforts continue to be focused on enhancements and revisions to our set of products based on customer feedback and marketplace demands. Product development and engineering expenses increased by approximately $100,000 to $3.6 million in the three months ended September 30, 2002 from $3.5 million in the three months ended September 30, 2001, an increase of 3%. Product development and engineering expenses were 22% of total revenues in the three months ended September 30, 2002 compared to 19% of total revenues in the three months ended September 30, 2001. We anticipate that product development and engineering expenses, as a percentage of revenues, to decrease during the remainder of fiscal year 2003.

Stock Compensation Expense. In connection with our acquisition of Flashpoint, Inc. in August 2000, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense decreased by $63,000 to approximately $37,000 in the three months ended September 30, 2002 from $100,000 in the three months ended September 30, 2001, a decrease of 63%. The decrease in stock compensation expense was due principally to the forfeiture of non-vested stock options as a result of employee separations and the completion of the vesting period for certain of the stock options. We anticipate that stock compensation expense will not change significantly during the remainder of the fiscal year.

General and Administrative:

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased by approximately $300,000 to $2.9 million in the three months ended September 30, 2002 from $3.2 million in the three months ended September 30, 2001, a decrease of 9%. The decrease in general and administrative expenses was attributable to cost cutting initiatives implemented in our prior fiscal year, offset by severance and separation related costs incurred in the quarter ended September 30, 2002 as a result of further cost reduction efforts. General and administrative expenses were 18% of total revenues in the three months ended September 30, 2002 compared to 17% of total revenues in the three months ended September 30, 2001. We anticipate that general and administrative costs, as a percentage of revenues, will decrease during the remainder of fiscal year 2003.

Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions decreased by $6.2 million to $2.2 million in the three months ended September 30, 2002 from $8.4 million in the three months ended September 30, 2001. The decrease in amortization expense is due to the adoption of SFAS 142, effective July 1, 2002. Under SFAS 142, goodwill is no longer subject to recurring amortization but instead is reviewed periodically for impairment. We expect to incur a consistent amount of amortization expense each quarter for the remainder of the fiscal year.

Other Income (Expense), Net:

Other income (expense), net consists of interest income, interest expense and foreign currency gains and losses. Other income (expense), net increased by $503,000 to other income, net of $171,000 in the three months ended September 30, 2002 from other expense, net of $332,000 in the three months ended September 30, 2001. The other expense in the three months ended September 30, 2001 was primarily the result of a $450,000 write-down of an equity investment. The investment was in a non-public entity, accounted for under the cost method, in which indicators of impairment became present during the period. We judged the decline in investment value to be other than temporary. The remaining carrying value of this investment is $450,000 at September 30, 2002.

Provision for Income Taxes:

The provision for income taxes was approximately $15,000 in the three months ended September 30, 2002 compared with a provision for income taxes of approximately $60,000 in the three months ended September 30, 2001. At September 30, 2002, the provision for income taxes consisted of a small amount of U.S. state tax expense, which will be incurred irrespective of our net operating loss position. At September 30, 2002, we had utilized our income tax loss carryback and, accordingly, maintained a full valuation allowance for our deferred tax assets since, based on the available evidence, it was deemed more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by the sale of our common stock and operating activities. We had net working capital of $17.2 million at September 30, 2002, which included cash and cash equivalents totaling $22.4 million and short term investments of $2.0 million.

In December 2001, we entered into a Loan and Security Agreement (Credit Facility), providing for borrowings of up to $5.0 million. Available borrowings in any period are based on a borrowing base calculation of eligible accounts receivable balances as defined in the Credit Facility. Borrowings under the Credit Facility bear interest at the bank’s prime rate (4.75% at September 30, 2002) plus one-half of one percent and are due on December 28, 2002, the expiration date of the Credit Facility. Borrowings under the Credit Facility are secured by substantially all of our U.S. based assets. We are subject to certain financial covenants as outlined in the Credit Facility and at September 30, 2002 we were in compliance with all such covenants. The Credit Facility also provides for the issuance of up to $2.0 million in letters of credit for, and on behalf of, us. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At September 30, 2002, a $2.0 million letter of credit has been issued to our landlord as part of our lease arrangement for our corporate headquarters. There were no outstanding borrowings under the Credit Facility at September 30, 2002.

In December 2001, our subsidiary, Bottomline Europe, entered into a Committed Overdraft Facility (Overdraft Facility), providing for borrowings of up to 2.0 million British Pound Sterling. Borrowings under this Overdraft Facility bear interest at the bank’s base rate (4% at September 30, 2002) plus 2% and are due on December 31, 2002, the expiration date of the Overdraft Facility. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe. There were no outstanding borrowings under the Overdraft Facility at September 30, 2002.

Cash used in operating activities was $1.1 million in the three months ended September 30, 2002 and cash provided by operating activities was $1.9 million in the three months ended September 30, 2001. Net cash used in operating activities for the three months ended September 30, 2002 was primarily the result of the net loss and decreases in accounts payable and accrued expenses, offset by a decrease in accounts receivable

Net cash used in investing activities was $2.3 million in the three months ended September 30, 2002 and $855,000 in the three months ended September 30, 2001. Cash was used in the three months ended September 30, 2002 to purchase short term investments and acquire property and equipment.

Net cash used in financing activities was $210,000 in the three months ended September 30, 2002 and cash provided by financing activities was $108,000 in the three months ended September 30, 2001. Cash used in financing activities was the result of the repurchase of our common stock under our stock repurchase program as approved by the Board of Directors on September 17, 2001 and as amended on February 21, 2002 and July 29, 2002, offset in part by proceeds received from the issuance of common stock pursuant to our employee stock purchase plan and proceeds received from the exercise of stock options.

We have no capital lease obligations. We lease our principal office facility in Portsmouth, New Hampshire under a non-cancelable operating lease. In addition to the base term, we have the option to extend the term by two five-year periods. Rent payments are fixed for the term of the lease, subject to increases each year, based on fluctuations in the consumer price index. We are additionally obligated to pay certain incremental operating expenses over the base rent. We also lease facilities in San Francisco, California; New York, New York; Great Neck, New York and Boston, Massachusetts. We own office space in Reading, England and lease facilities in Reading, London, and Manchester, England; Belfast, Ireland; and Glasgow, Scotland. All of our facility related leases expire by fiscal year 2010, with the exception of the lease of our principal office facility in Portsmouth, New Hampshire, which expires in fiscal year 2012. We sublease office space in several of our offices.

In addition, we have various operating leases for office equipment and vehicles. Our estimated lease obligations for facilities, office equipment and vehicles for this year, years 2 through 3, years 4 through 5, and greater than 5 years are $2.5 million, $3.9 million, $3.5 million and $7.6 million, respectively.

During the quarter ended September 30, 2002, we did not engage in:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	material trading activities in non-exchange traded commodity contracts; or

•	transactions with persons or entities that benefit from their non-independent relationship with us.

We believe that our cash and cash equivalents on hand will be sufficient to meet our working capital requirements for at least the next twelve months. We also may receive additional investments from, and make investments in, other companies.

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

The slowdown in the economy has affected the market for information technology solutions, including our products and services, and if this slowdown continues our future financial results could be materially adversely affected

As a result of unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for our products and services has been adversely affected. This has resulted in decreased revenues, primarily software license revenues, and a decline in our growth rate. Our future results will be materially and adversely affected if this slowdown continues and our revenues continue to be adversely impacted. In connection with the economic slowdown, we have implemented several cost reduction initiatives in an attempt to improve our profitability. If current economic conditions continue or worsen, these cost reductions may prove to be inadequate and we may experience a material adverse impact on our business, operating results, and financial condition.

Our common stock has experienced and may continue to undergo extreme market price and volume fluctuations

Stock markets in general, and the Nasdaq Stock Market in particular, have experienced extreme price and volume fluctuations, especially in recent years. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced and may continue to undergo extreme fluctuations due to a variety of factors, including:

•	general and industry-specific business, economic and market conditions;

•	actual or anticipated fluctuations in operating results, including as a result of any impairment of goodwill or other intangible assets related to our past acquisitions;

•	changes in or our failure to meet analysts’ or investors’ estimates or expectations;

•	public announcements concerning us, including announcements of litigation, our competitors or our industry;

•	introductions of new products or services or announcements of significant contracts by us or our competitors;

•	acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	adverse developments in patent or other proprietary rights; and

•	announcements of technological innovations by our competitors.

Our fixed costs may lead to operating results below external expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. We have undergone, and are currently experiencing, slowing growth rates due to the current economic climate. A decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

Quarterly operating results that are below the expectations of public market analysts could adversely affect the market price for our common stock. Factors that could cause fluctuations in our operating results include the following:

•	economic conditions which may affect our customers’ and potential customers’ budgets for information technology expenditures;

•	the timing of orders and longer sales cycles, particularly due to the increased average sales price of our software solutions;

•	the timing of product implementations, which are highly dependent on customers’ resources and discretion;

•	the incurrence of costs relating to the integration of software products and operations in connection with acquisitions of technologies or businesses; and

•	the timing and market acceptance of new products or product enhancements by either us or our competitors.

Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful.

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our stock

Our products and services have considerably varied gross margins. Software revenues in general yield significantly higher gross margins than do our service, maintenance, equipment and supplies revenue streams. In the past year we have experienced a decrease in software license fees. If software license fees continue to decline or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our stock could be significantly affected.

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets that may adversely affect our future operating results

As of September 30, 2002, we had unamortized goodwill and intangible assets of $42.3 million from prior acquisitions. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested annually for impairment, or more frequently when events or circumstances occur indicating that goodwill might be impaired. Effective July 1, 2002, we adopted SFAS No. 142, which required us to perform a transitional impairment test on all indefinite lived intangible assets. While the transitional impairment test and related calculations have not yet been finalized, preliminary indications are that we will be subject to a goodwill impairment charge in our Bottomline Europe reporting unit and that this charge could have a material impact on our financial statements. We expect to have the transitional impairment test completed by December 31, 2002.

We face risks associated with our international operations that could harm our financial condition and results of operations

In recent periods, a significant percentage of our revenues has been generated by our international operations, and our future growth rates and success are in part dependent on our continued growth and success in international markets. As is the case with most international operations, the success and profitability of our international operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

•	continued market acceptance of our payment management offerings as a payment management solution;

•	prospective customers’ dependence upon enterprises seeking to enhance their payment functions to integrate electronic payment capabilities;

•	our ability to introduce enhancements to meet the market’s evolving needs for secure payments and cash management solutions; and

•	continued acceptance of desktop and enterprise software, and laser check printing solutions.

Our future financial results will depend upon the acceptance of electronic invoice presentment product offerings in an emerging market

Our electronic invoice presentment business model is in the early stages of market adoption, even though the product has been generally available from us and our competitors for some time. Customers and potential customers may not be ready to adopt our electronic invoice presentment business model, or may be slower to adopt the model than we, or the public market analysts, anticipate. If this emerging market does not adopt our business model or the market does not respond as quickly as we expect, our future results could be materially and adversely affected.

We face significant competition in our targeted markets, including competition from companies with significantly greater resources

In recent years we have encountered increasing competition in our targeted markets. We compete with a wide range of companies, ranging from small start-up enterprises with limited resources, which compete principally on the basis of technology features or specific customer relationships, to large companies, which can leverage significant customer bases and financial resources. Given the size and nature of our targeted markets, the implementation of our growth strategy and our success in competing for market share generally may be dependent on our ability to grow our sales and marketing capabilities and maintain a critical level of financial resources. We have undergone, and are currently experiencing, slowing growth rates due to current economic conditions. If this slower growth rate continues or accelerates, we could lose market share to competitors.

Integration of acquisitions or strategic investments could interrupt our business and our financial condition could be harmed

We have made several acquisitions of companies and assets in the past, including the acquisition of substantially all of the assets and certain of the liabilities of eVelocity Corporation in May 2002, and may, in the future, acquire or make investments in other businesses, products or technologies. Any acquisitions or strategic investments we have made in the past or may make in the future may entail numerous risks that include the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	diversion of management’s focus from our core business concerns;

•	write-offs related to impairment of goodwill and other intangible assets;

•	entering markets in which we have no or limited prior experience or knowledge;

•	exposure to litigation from stockholders or creditors of, or other parties affiliated with, the target company or companies;

•	dilution to existing stockholders and earnings per share;

•	incurrence of substantial debt.

•	exposure to litigation from third parties, including claims related to intellectual property or other assets acquired or liabilities assumed; and

•	existing operating, financial and management information systems may not be adequate to support the combined organization or new operations.

Any such difficulties encountered as a result of any mergers, acquisitions or strategic investments could adversely affect our business, operating results and financial condition.

Our success depends on the widespread adoption of the Internet as a medium for electronic business

Our future success will in large part depend upon the willingness of businesses and financial institutions to adopt the Internet as a medium of e-business. These entities will probably accept this medium only if the Internet provides substantially greater efficiency and enhances their competitiveness. In addition, critical issues involved in the commercial use of the Internet are not yet fully resolved, including concerns regarding the Internet’s security, reliability, ease of access and quality of service.

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

We must attract and retain highly skilled personnel with knowledge in e-commerce, payment, cash management and invoice presentment methodology and Internet and other technologies

We are dependent upon the ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in e-commerce, payment, cash management and invoice methodology and Internet and other technologies. Competition for qualified personnel is intense. As a result, we may experience increased compensation costs that may not be offset through either improved productivity or higher sales prices. There can be no assurances that we will be successful in attracting, recruiting or in retaining existing personnel. Based on our experience, it takes an average of nine months for a salesperson to become fully productive. We cannot assure you that we will be successful in increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

An increasing number of large and more complex customer contracts may impact the timing of our revenue recognition and affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These large and complex customer contracts generally require significant implementation work, product customization and modification resulting in the recognition of revenue on a percentage of completion basis. Delays in revenue recognition on these contracts could affect our operating results, financial condition and the market price of our common stock.

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

Our success depends on our ability to develop new and enhanced software, services and related products

The payments and electronic invoice presentment software markets in which we compete are subject to rapid technological change and our success is dependent on our ability to develop new and enhanced software, services and related products that meet evolving market needs. Trends that could have a critical impact on us include:

•	rapidly changing technology, which could cause our software to become suddenly outdated or could require us to make our products compatible with new database or network systems;

•	evolving industry standards, mandates and laws, such as those mandated by the National Automated Clearing House Association and the Association for Payment Clearing Services; and

•	developments and changes relating to the Internet that we must address that we maintain existing products and introduce any new products.

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

Any unanticipated performance problems or bugs in our product offerings could have a material adverse effect on our future financial results

If the products that we offer do not continue to achieve market acceptance, our future financial results will be adversely affected. Since many of our software solutions are still in early stages of adoption, any unanticipated performance problems or bugs that we have not been able to detect could result in additional development costs, diversion of technical and other resources from our other development efforts, negative publicity regarding us and our products, harm to our customer relationships and exposure to potential liability claims. In addition, if these products do not enjoy wide commercial success, our long-term business strategy will be adversely affected, which could have a material adverse effect on our business, operating results and financial condition.

We could incur substantial costs resulting from warranty claims or product liability claims

Our license agreements typically contain provisions that afford customers a degree of warranty protection in the event that our software fails to conform to its written specifications. Our license agreements typically contain provisions intended to limit the nature and extent of our risk of warranty and product liability claims, however there is a risk that a court might interpret these terms in a limited way or could hold part or all of these terms to be unenforceable. Furthermore, some of our licenses with our customers are governed by non-U.S. law, and there is a risk that foreign law might provide us less or different protection. While we maintain general liability insurance, including coverage for errors and omissions, we cannot be sure that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims. Although we have not experienced any material warranty or product liability claims to date, a warranty or product liability claim, whether or not meritorious, could result in substantial costs and a diversion of management’s attention and our resources, which could have an adverse effect on our business, operating results and financial condition.

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

Our future financial results will depend on our ability to manage growth effectively

In the past, rapid growth has strained our managerial and other resources. Recently, we have undergone, and are currently experiencing, slowing growth rates due to economic conditions. If our historical growth rate resumes, our ability to manage such growth will depend in part on our ability to continue to enhance our operating, financial and management information systems. We cannot assure you that our personnel, systems and controls will be adequate to support future growth, if any. If we are unable to manage growth effectively, should it occur, the quality of our services, our ability to retain key personnel and our business, operating results and financial condition could be materially adversely affected.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s exposure to market risk from that which was disclosed in the Company’s Annual Report on Form 10-K as filed with the SEC on September 30, 2002.

Item 4.     Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)
Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits:

See the Exhibit Index on page 24 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 13, 2002	By: /s/ ROBERT A. EBERLE
Robert A. Eberle Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Joseph L. Mullen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bottomline Technologies (de), Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ JOSEPH L. MULLEN
Joseph L. Mullen President and Chief Executive Officer

CERTIFICATIONS

I, Robert A. Eberle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bottomline Technologies (de), Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ ROBERT A. EBERLE
Robert A. Eberle Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit         Number Description

99.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350
99.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350