Form 10-Q
period 2002-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2003-02-12
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of January 31, 2003 was 15,582,456.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2002	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$24,222	$25,931
Accounts receivable, net of allowance for doubtful accounts and returns of $1,718 at December 31, 2002 and $1,681 at June 30, 2002	12,965	15,242
Other current assets	3,639	3,960

Total current assets	40,826	45,133
Property, plant and equipment, net	6,233	6,955
Intangible assets, net	26,248	43,540
Other assets	1,758	1,689

Total assets	$75,065	$97,317

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,154	$5,154
Accrued expenses	6,304	5,574
Deferred revenue and deposits	14,656	13,452
Current portion of long-term debt	253	253

Total current liabilities	25,367	24,433
Long-term debt	253	253

Total liabilities	25,620	24,686
Stockholders’ equity:
Common stock	16	16
Additional paid-in-capital	163,543	164,022
Deferred compensation	(235)	(474)
Accumulated other comprehensive income	1,210	182
Treasury stock	(4,681)	(4,538)
Retained deficit	(110,408)	(86,577)

Total stockholders’ equity	49,445	72,631

Total liabilities and stockholders’ equity	$75,065	$97,317

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2002	2001
Revenues:
Software licenses	$3,359	$4,461
Service and maintenance	9,969	10,183
Equipment and supplies	4,396	5,681

Total revenues	17,724	20,325
Cost of revenues:
Software licenses	449	268
Service and maintenance	5,627	5,314
Equipment and supplies	3,329	4,178

Total cost of revenues	9,405	9,760

Gross profit	8,319	10,565
Operating expenses:
Sales and marketing	4,414	4,916
Product development and engineering:
Product development and engineering	3,029	3,666
Stock compensation expense	26	104
General and administrative	2,908	2,667
Amortization of intangible assets	2,243	8,366

Total operating expenses	12,620	19,719

Loss from operations	(4,301)	(9,154)
Other income, net	111	78

Loss before provision for income taxes	(4,190)	(9,076)
Provision for income taxes	15	30

Net loss	$(4,205)	$(9,106)

Net loss per share:
Basic and diluted	$(0.27)	$(0.66)

Shares used in computing net loss per share:
Basic and diluted	15,567	13,822

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Six Months Ended December 31,
	2002	2001
Revenues:
Software licenses	$6,099	$8,267
Service and maintenance	19,255	19,640
Equipment and supplies	8,650	10,619

Total revenues	34,004	38,526
Cost of revenues:
Software licenses	854	664
Service and maintenance	10,654	9,862
Equipment and supplies	6,492	7,667

Total cost of revenues	18,000	18,193

Gross profit	16,004	20,333
Operating expenses:
Sales and marketing	9,390	9,488
Product development and engineering:
Product development and engineering	6,602	7,116
Stock compensation expense	63	204
General and administrative	5,844	5,851
Amortization of intangible assets	4,425	16,719

Total operating expenses	26,324	39,378

Loss from operations	(10,320)	(19,045)
Other income (expense), net	283	(254)

Loss before cumulative effect of accounting change and provision for income taxes	(10,037)	(19,299)
Provision for income taxes	30	90

Loss before cumulative effect of accounting change	(10,067)	(19,389)
Cumulative effect of accounting change	(13,764)	—

Net loss	$(23,831)	$(19,389)

Net loss per basic and diluted share:
Loss per share before cumulative effect of accounting change	$(0.65)	$(1.41)
Cumulative effect of accounting change	(0.88)	—

Net loss per basic and diluted share:	$(1.53)	$(1.41)

Shares used in computing net loss per share:
Basic and diluted	15,556	13,799

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2002	2001
Operating activities:
Net loss	$(23,831)	$(19,389)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of accounting change	13,764	—
Amortization of intangible assets	4,425	16,719
Depreciation and amortization of property and equipment	1,426	1,627
Provision for allowances on accounts receivable	44	313
Stock compensation expense	63	204
Deferred income tax expense	—	40
Provision for allowances for obsolescence of inventory	—	21
Gain on foreign exchange	(140)	—
Changes in operating assets and liabilities:
Accounts receivable	2,631	2,577
Inventory, prepaid expenses, refundable taxes, and other current assets	364	1,680
Accounts payable, accrued expenses, income taxes payable and deferred revenue and deposits	460	1,089

Net cash (used in) provided by operating activities	(794)	4,881
Investing activities:
Purchases of short-term investments, net	—	(2,000)
Purchases of property, plant and equipment, net	(589)	(670)

Net cash used in investing activities	(589)	(2,670)
Financing activities:
Repurchase of common stock	(932)	(1,292)
Proceeds from employee stock purchase plan and exercise of stock options	486	198
Payment of bank financing fees	—	(25)

Net cash used in financing activities	(446)	(1,119)
Effect of exchange rate changes on cash	120	6

Increase (decrease) in cash and cash equivalents	(1,709)	1,098
Cash and cash equivalents at beginning of period	25,931	13,247

Cash and cash equivalents at end of period	$24,222	$14,345

Schedule of non-cash investing and financing activities:
Issuance of common stock and common stock warrants	$—	$750

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2002

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2003. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 30, 2002.

Certain prior period amounts have been reclassified to comply with recent accounting pronouncements as more fully disclosed in Note 8.

Note 2—Business Combinations

In May 2002, the Company acquired substantially all of the assets and assumed certain liabilities of eVelocity Corporation (eVelocity). The consideration for the acquisition was approximately $3,100,000, consisting of $1,355,000 in cash, $1,573,000 in liabilities assumed and acquisition related costs. As a result of the acquisition, the Company recorded intangible assets of approximately $2,785,000, consisting of $1,142,000 of core technology, $1,007,000 of customer contracts and $636,000 of goodwill. The finite lived intangible assets, core technology and customer contracts, are being amortized over their estimated useful lives of five and ten years, respectively. Since eVelocity had only limited operations prior to the acquisition, pro-forma information has not been included.

Note 3—Financing Arrangements

In December 2002, the Company extended, through December 27, 2003, its Loan and Security Agreement (Credit Facility) which provides for borrowings of up to $5.0 million and which requires the Company to maintain certain financial covenants. Eligible borrowings are based on a borrowing base calculation of the Company’s qualifying accounts receivable, as defined in the Credit Facility. Borrowings bear interest at the bank’s prime rate (4.25% at December 31, 2002) plus one-half of one percent, are secured by substantially all U.S. owned assets of the Company and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2.0 million in letters of credit for, and on behalf of, the Company. At December 31, 2002, a $2.0 million letter of credit had been issued to the Company’s landlord as part of a lease arrangement for its corporate headquarters. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. There were no outstanding borrowings at December 31, 2002.

In February 2003, Bottomline Europe renewed, through December 31, 2003, its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2.0 million British Pound Sterling. Borrowings under this Overdraft Facility bear interest at the bank’s base rate (4% at December 31, 2002) plus 2% and are due on December 31, 2003. Borrowings are secured by substantially all assets of Bottomline Europe. There were no outstanding borrowings at December 31, 2002.

Note 4—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Numerator:
Loss before cumulative effect of accounting change	$(4,205)	$(9,106)	$(10,067)	$(19,389)
Cumulative effect of accounting change	—	—	(13,764)	—

Net loss	$(4,205)	$(9,106)	$(23,831)	$(19,389)

Denominator:
Denominator for basic and diluted loss per share-weighted average shares outstanding	15,567	13,822	15,556	13,799

Net loss per share:
Loss before cumulative effect of accounting change	$(0.27)	$(0.66)	$(0.65)	$(1.41)
Cumulative effect of accounting change	—	—	(0.88)	—

Basic and diluted net loss per share	$(0.27)	$(0.66)	$(1.53)	$(1.41)

The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share for the three and six months ended December 31, 2002 and 2001, as their effect would be anti-dilutive.

Note 5—Comprehensive Loss

Comprehensive loss represents the Company’s net loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)
Net loss	$(4,205)	$(9,106)	$(23,831)	$(19,389)
Other comprehensive income (loss):
Foreign currency translation adjustments	22	(632)	1,028	1,755
Unrealized gain (loss) on investments	—	—	—	(6)

Comprehensive loss	$(4,183)	$(9,738)	$(22,803)	$(17,640)

Note 6—Operations by Industry Segments and Geographic Area

The Company is a global technology provider of financial software solutions and services that are sold to businesses and financial institutions. As permitted by the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has one reportable segment for financial statement purposes.

Net sales, based on the point of sales, not the location of the customer, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)
Sales to unaffiliated customers:
United States	$10,407	$13,257	$19,240	$23,898
United Kingdom	7,317	7,068	14,764	14,628

Total sales to unaffiliated customers:	$17,724	$20,325	$34,004	$38,526

At December 31, 2002, long-lived assets of approximately $17,000,000 and $17,200,000 were located in the United States and United Kingdom, respectively. At June 30, 2002, long-lived assets of approximately $18,500,000 and $33,700,000 were located in the United States and United Kingdom, respectively.

Note 7—Income Taxes

In the three and six month periods ended December 31, 2002, the Company incurred a substantial operating loss due in part to the amortization of intangible assets. Since substantial amortization expense associated with intangible assets will continue to be incurred for tax purposes, and since the Company has utilized its income tax loss carryback, the Company has maintained a full valuation allowance for its deferred tax assets since, based on the available evidence, it has been deemed more likely than not that the deferred tax assets will not be realized.

Note 8—Recent Accounting Pronouncements

Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, intangible assets with finite useful lives are amortized over their estimated useful lives in proportion to the economic benefits consumed. Such intangible assets are subject to the impairment provisions of SFAS No. 144 (discussed below). Goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment annually, or more frequently when events or circumstances occur indicating that an asset might be impaired. Upon adoption of SFAS 142, the Company was required to perform a transitional impairment test on all indefinite lived intangible assets, including goodwill. As more fully discussed in Note 9, the Company recorded a transitional impairment charge of $13.8 million associated with goodwill in the Bottomline Europe reporting unit, as a cumulative effect of a change in accounting principle.

Effective July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provides a single accounting model for the disposal of long-lived assets. The adoption of SFAS 144 did not have a material impact on our financial statements.

In November 2001, the Emerging Issues Task Force issued its consensus on EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” which requires that all out-of-pocket expenses billed to a customer be classified as revenue with the offsetting cost recorded as a cost of revenue. The Company’s out of pocket expenses generally include, but are not limited to, employee travel related expenses. The Company had previously treated customer reimbursement for such expenses as a reduction to cost of revenues, and has reclassified such amounts to revenue upon adoption. The adoption of EITF 01-14 did not have a material impact on our financial statements, and prior period amounts have been reclassified to conform with this pronouncement.

In April 2001, the Emerging Issues Task Force issued its consensus on EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” whereby consideration from a vendor to a reseller of the vendor’s products is presumed to be a reduction of the vendor’s selling prices and, therefore, should be characterized as a reduction of revenue by the vendor. As a result of our adoption of EITF 00-25, we reclassified certain amounts paid to customers of our NetTransact software from cost of revenues and sales and marketing expense to a reduction of revenue. The adoption of EITF 00-25 did not have a material impact on our fiscal year 2001 or 2002 financial statements, and prior period amounts have been reclassified to conform with this pronouncement.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for the Company for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that costs associated with an exit or disposal activity be recognized when a liability is incurred, rather than at the date of an entity’s commitment to an exit plan. We do not believe that the adoption of SFAS 146 will have a material impact on our financial statements.

In November 2002, the Emerging Issues Task Force reached consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The guidance of EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 (fiscal 2004 for the Company) and companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle. The Company is still in the process of determining the impact that EITF 00-21 will have on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 provides for alternative methods of voluntary transition to the fair value based method of accounting for stock-based employee compensation, and it requires more prominent disclosures, in both interim and annual financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS 148 is effective for interim periods beginning after December 15, 2002, and for annual periods ending after December 15, 2002. We do not believe that the adoption of SFAS 148 will have a material impact on our financial statements.

Note 9—Goodwill and Other Intangible Assets

As indicated in Note 8, the Company adopted the provisions of SFAS 142 on July 1, 2002, which required that a transitional impairment test be completed within the first year of adoption. The first phase of this test, which was completed by the Company in September 2002, required a comparison of the carrying value of each of the Company’s reporting units to the reporting unit’s fair value. To the extent that the carrying value of any reporting unit exceeded its respective fair value, an indication of potential impairment was deemed to exist and a second phase of the transitional impairment test was required to determine the actual amount of impairment.

The Company has two reporting units, represented by its two geographic operating segments – Bottomline US and Bottomline Europe. Based on the results of the first phase of the transitional impairment test, the Company was required to perform the second phase of the test for the Bottomline Europe reporting unit, which was completed in the quarter ended December 31, 2002. Based on the results of the phase two assessment, the Company recorded an impairment charge of $13.8 million resulting from the impairment of goodwill in Bottomline Europe. In accordance with the transition provisions of SFAS 142, this amount has been reported as a cumulative effect of a change in accounting principle and has been recorded retroactively to the quarter ended September 30, 2002, the first quarter of the fiscal year.

At December 31, 2002, the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $7,156,000 and $10,396,000, respectively. At June 30, 2002, the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $7,140,000 and $23,611,000, respectively.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization under SFAS 142:

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer lists	$17,354	$(13,497)	$3,857
Core technology	12,462	(8,548)	3,914
Customer contracts	1,007	(82)	925

Total	$30,823	$(22,127)	$8,696

Unamortized intangible assets:
Goodwill			17,552

Total intangible assets			$26,248

	As of June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer lists	$16,436	$(10,044)	$6,392
Core technology	12,245	(6,811)	5,434
Customer contracts	1,007	(44)	963

Total	$29,688	$(16,899)	$12,789

Unamortized intangible assets:
Goodwill			30,751

Total intangible assets			$43,540

The change in the carrying value of goodwill since June 30, 2002 was due to the impairment charge recorded in the Bottomline Europe reporting unit as previously described and the effect of foreign currency translation adjustments.

Estimated amortization expense for the current fiscal year, and each of the five succeeding fiscal years, is as follows:

In thousands
2003	$8,671
2004	2,634
2005	561
2006	339
2007	328
2008	103

Upon adoption of SFAS 142, $2,502,000 that had previously been capitalized and reported as the separate intangible asset “assembled workforce” was reclassified to goodwill, since such amounts no longer meet the requirements of an intangible asset that can be separately stated.

Upon adoption of SFAS 142, the Company ceased amortization of goodwill and the amounts that were reclassified to goodwill. The following table summarizes and reconciles the Company’s reported loss, before the cumulative effect of a change in accounting principle, for the three and six months ended December 31, 2002 and 2001. The comparable prior period amounts have been adjusted to exclude amortization expense relating to goodwill and other intangible assets that, upon adoption of SFAS 142, are no longer amortized:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Loss before cumulative effect of a change in accounting principle, as originally reported	$(4,205)	$(9,106)	$(10,067)	$(19,389)
Add back: goodwill amortization	—	6,353	—	12,696

Adjusted loss, before cumulative effect of a change in accounting principle	$(4,205)	$(2,753)	$(10,067)	$(6,693)

Basic and diluted loss per share, before cumulative effect of a change in accounting principle, as originally reported	$(0.27)	$(0.66)	$(0.65)	$(1.41)
Add back: goodwill amortization	—	0.46	—	0.92

Adjusted basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.27)	$(0.20)	$(0.65)	$(0.49)

Note 10—Severance and Exit Costs

During the six months ended December 31, 2002, the Company implemented several initiatives to align its cost structure with existing market conditions. As part of this plan, the Company consolidated its workforce, in both the US and Europe, and closed a facility in the US. In connection with these initiatives, the Company recorded charges of approximately $574,000 in the quarter ended September 30, 2002 and of approximately $468,000 in the quarter ended December 31, 2002. At December 31, 2002, approximately $360,000 of severance and facility exit costs remained accrued for payment in future periods.

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

Overview

We provide a comprehensive set of solutions for financial resource management (FRM). Our software products and services enable organizations to more effectively make and collect payments, send and receive invoices and conduct electronic banking activities. We offer both software designed to run on-site at the customer’s location and hosted solutions. Our products allow our customers to leverage the Internet in automating existing operations while increasing security and fraud avoidance. They complement our customers’ existing information systems, accounting applications and banking functions. As a result, our solutions can be deployed quickly and efficiently. To help our customers receive the maximum value and meet their own particular needs, we also provide professional services for installation, training, consulting and product enhancement, as well as related equipment and supplies. We market our products globally with a particular focus on the United States and, through Bottomline Europe, the United Kingdom. We have over 5,500 customers, including over 50 of the Fortune 100 and over 90 of the FTSE (Financial Times) 100 companies.

We have one reportable segment for financial statement purposes, as permitted by the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” Since our acquisition of Bottomline Europe on August 28, 2000, we have had operations in the United Kingdom in addition to the United States.

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. The critical accounting policies we identified in our most recent Annual Report on Form 10-K related to revenue recognition, intangible assets and our equity investments. It is important that the historical discussion below be read in conjunction with our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended June 30, 2002, and the critical accounting policy that follows relating to goodwill impairment.

Goodwill Impairment

Effective July 1, 2002, we adopted the provisions of SFAS 142 relating to goodwill and intangible assets. We were required to perform a transitional impairment test upon adoption to determine the amount of goodwill impairment, if any. The impairment test is a two-step process. The first step requires a calculation of fair value of each of our reporting units. Any reporting unit whose calculated fair value is less than its respective carrying value is deemed “impaired” and the second step of the impairment test is required. The second step of the impairment test requires fair value estimates of identifiable assets and liabilities of each “impaired” reporting unit, after which the implied fair value of goodwill is determined. Any excess of goodwill carrying value over its implied fair value is deemed to represent the amount of impairment. In connection with our adoption of SFAS 142, we recorded an impairment charge of $13.8 million. This amount has been recorded as a cumulative effect of a change in accounting principle, retroactive to the quarter ended September 30, 2002, the first quarter of the fiscal year.

We utilized an outside valuation firm to assist us in calculating the required fair value amounts in connection with our impairment review. The principal component of each fair value calculation is the determination of discounted future cash flows. There are a number of variables that we considered for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process, and—while our estimates are consistent with our internal planning assumptions—the ultimate accuracy of these estimates is only verifiable over time. The particularly sensitive components of these estimates include, but are not limited to:

•	the selection of an appropriate discount rate

•	our overall revenue growth and mix of revenue

•	our gross margin estimates (which are highly dependent on our mix of revenue)

•	the level of Bottomline US products that will be sold by Bottomline Europe

•	our software product life cycles

•	the attrition rate of our customers, particularly those who contribute to our recurring revenue streams (such as software maintenance)

•	our planned level of operating expenses

•	our effective tax rate, and

The use of different assumptions or projections, in some or all of the areas noted above, would likely have resulted in different fair value results thus affecting our measure of overall goodwill impairment.

Results of Operations

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001

Revenues

Total revenues decreased by $2.6 million to $17.7 million in the three months ended December 31, 2002 from $20.3 million in the three months ended December 31, 2001, a decrease of 13%. This decrease occurred in Bottomline US revenues and was due primarily to reductions in technology spending by our US customers and potential customers. Revenues, based on the point of sales, rather than the location of the customer, were $10.4 million and $7.3 million in the United States and United Kingdom, respectively, for the three months ended December 31, 2002. Revenues for the three months ended December 31, 2001 were $13.2 million and $7.1 million in the United States and United Kingdom, respectively.

Software Licenses. Software license revenues decreased by $1.1 million to $3.4 million in the three months ended December 31, 2002 from $4.5 million in the three months ended December 31, 2001, a decrease of 24%. Software license revenues represented 19% of total revenues in the three months ended December 31, 2002 compared to 22% of total revenues in the three months ended December 31, 2001. The decrease in software license revenues was due primarily to a reduction in software license revenues generated by Bottomline US as a result of a decrease in technology spending by our customers and potential customers. Based on current product plans, we anticipate that software license revenues, as a percentage of total revenues, will increase during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance revenues decreased by $200,000 to $10.0 million in the three months ended December 31, 2002 from $10.2 million in the three months ended December 31, 2001, a decrease of 2%. The decrease in service and maintenance revenues was primarily due to a decrease in revenue contribution from professional services associated with our NetTransact product offering in the US. This decrease was offset by the revenue contribution from our WebSeries Legal e-billing offering which we introduced in May 2002 following our acquisition of substantially all of the assets of eVelocity Corporation and an increase in services and maintenance revenues generated by Bottomline Europe. Service and maintenance revenues represented 56% of total revenues in the three months ended December 31, 2002 compared to 50% of total revenues in the three months ended December 31, 2001. The higher service and maintenance revenues as a percentage of total revenues was due to the overall decline in total revenues. Based on current product plans, we anticipate that service and maintenance revenues will increase in dollars but will decrease slightly as a percentage of total revenues during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies revenues decreased by approximately $1.3 million to $4.4 million in the three months ended December 31, 2002 from $5.7 million in the three months ended December 31, 2001, a decrease of 23%. The decrease in equipment and supplies revenues was attributable to the absence of several large equipment orders, which were fulfilled in the quarter ended December 31, 2001 in the US, as well as a decrease, in the quarter ended December 31, 2002, in supplies revenues generated by Bottomline Europe as a result of a higher level of supplies orders fulfilled in the prior year. Equipment and supplies revenues represented 25% of total revenues in the three months ended December 31, 2002 compared to 28% of total revenues in the three months ended December 31, 2001. Based on current product plans, we anticipate that equipment and supplies revenue levels will not change significantly during the remainder of the fiscal year.

Cost of Revenues

Software Licenses. Software license costs increased by $181,000 to $449,000 in the three months ended December 31, 2002 from $268,000 in the three months ended December 31, 2001. Software license costs were 13% of software license revenues in the three months ended December 31, 2002 compared to 6% of software license revenues in the three months ended December 31, 2001. The current quarter increase in software license costs as a percentage of software license revenues was primarily due to the inclusion of certain third party software used with our US products, on which we pay a royalty, and an increased share of software license revenues generated by Bottomline Europe. Software license revenues generated by Bottomline Europe have historically carried a lower gross margin than Bottomline US software license revenues due in part to the cost of third party software, which is incorporated into and sold with the Bottomline Europe software products. We anticipate that software license costs, as a percentage of software license revenues, will not change significantly during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs increased by approximately $300,000 to $5.6 million in the three months ended December 31, 2002 from $5.3 million in the three months ended December 31, 2001, an increase of 6%. Service and maintenance costs were 56% of service and maintenance revenues in the three months ended December 31, 2002 compared to 52% of service and maintenance revenues in the three months ended December 31, 2001. The increase in service and maintenance costs is attributable to increases in service and maintenance revenues generated by Bottomline Europe. Service and maintenance costs for the quarter ended December 31, 2002 also included employee severance and separation related costs as a result of cost reduction initiatives implemented in the quarter in Bottomline US. We anticipate that service and maintenance costs, as a percentage of service and maintenance revenues, will decrease slightly during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs decreased by approximately $900,000 to $3.3 million in the three months ended December 31, 2002 from $4.2 million in the three months ended December 31, 2001, a decrease of 21%. Equipment and supplies costs were 76% of equipment and supplies revenues in the three months ended December 31, 2002 compared to 74% of equipment and supplies revenues in the three months ended December 31, 2001. The decrease in equipment and supplies costs was attributable to the associated decrease in equipment and supplies revenues. The increase in equipment and supplies costs as a percentage of equipment and supplies revenue was attributable to reduced profit margins realized by Bottomline Europe, principally resulting from higher third party costs associated with products that we resell. Bottomline Europe began experiencing higher purchase costs during the current fiscal year and our expectation is that this higher cost structure will continue. We anticipate that equipment and supplies costs, as a percentage of equipment and supplies revenues, will not change significantly during the remainder of the fiscal year.

Operating Expenses

Sales and Marketing:

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and trade shows. Sales and marketing expenses decreased by approximately $500,000 to $4.4 million in the three months ended December 31, 2002 from $4.9 million in the three months ended December 31, 2001, a decrease of 10%. Sales and marketing expenses were 25% of total revenues in the three months ended December 31, 2002 compared to 24% of total revenues in the three months ended December 31, 2001. The majority of the decrease in sales and marketing expenses was the result of decreased personnel costs, including salaries and commissions, as a result of reduced headcount and reduced revenues, respectively, in Bottomline US. These reductions were partially offset by costs associated with employee severance and separation related costs incurred as a result of further cost reduction initiatives implemented in the quarter ended December 31, 2002. We anticipate that sales and marketing expenses, as a percentage of revenues, will decrease during the remainder of the fiscal year.

Product Development and Engineering:

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support core product development, which continues to be focused on enhancements and revisions to existing Bottomline products based on customer feedback and marketplace demands. Product development and engineering expenses decreased by approximately $700,000 to $3.0 million in the three months ended December 31, 2002 from $3.7 million in the three months ended December 31, 2001, a decrease of 19%. The decrease in product development and engineering expenses was primarily the result of decreased personnel costs attributable to a reduction in headcount in the US, partially offset by employee severance and separation related costs incurred as a result of further cost reduction initiatives implemented in the US during the quarter ended December 31, 2002. Product development and engineering expenses were 17% of total revenues in the three months ended December 31, 2002 compared to 18% of total revenues in the three months ended December 31, 2001. We anticipate that product development and engineering expenses, as a percentage of revenues, will decrease during the remainder of the fiscal year.

Stock Compensation Expense. In connection with our acquisition of Flashpoint, Inc. in August 2000, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense decreased by $78,000 to approximately $26,000 in the three months ended December 31, 2002 from $104,000 in the three months ended December 31, 2001, a decrease of 75%. The decrease in stock compensation expense was due principally to the forfeiture of non-vested stock options as a result of employee separations and the completion of the vesting period for certain of the stock options. We anticipate that stock compensation expense will not change significantly during the remainder of the fiscal year.

General and Administrative:

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by approximately $200,000 to $2.9 million in the three months ended December 31, 2002 from $2.7 million in the three months ended December 31, 2001, an increase of 7%. The increase in general and administrative expenses was due primarily to salaries and personnel related costs in Bottomline US. General and administrative expenses were 16% of total revenues in the three months ended December 31, 2002 compared to 13% of total revenues in the three months ended December 31, 2001. We anticipate that general and administrative costs, as a percentage of revenues, will decrease during the remainder of the fiscal year.

Amortization of Intangible Assets:

Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions decreased by $6.2 million to $2.2 million in the three months ended December 31, 2002 from $8.4 million in the three months ended December 31, 2001. The decrease in amortization expense is due to the adoption of SFAS 142, effective July 1, 2002. Under SFAS 142, goodwill is no longer subject to recurring amortization but instead is reviewed periodically for impairment. We expect to incur a consistent amount of amortization expense each quarter for the remainder of the fiscal year.

Other Income, Net:

Other income, net consists of interest income, interest expense and foreign currency transaction gains and losses. Other income, net increased by $33,000 to other income, net of $111,000 in the three months ended December 31, 2002 from other income, net of $78,000 in the three months ended December 31, 2001.

Provision for Income Taxes:

The provision for income taxes was $15,000 in the three months ended December 31, 2002 compared with a provision for income taxes of $30,000 in the three months ended December 31, 2001. At December 31, 2002, the provision for income taxes consisted of a small amount of U.S. state tax expense, which will be incurred irrespective of our net operating loss position. At December 31, 2002, we had utilized our income tax loss carryback and, accordingly, maintained a full valuation allowance for our deferred tax assets since, based on the available evidence, it was deemed more likely than not that the deferred tax assets will not be realized.

Results of Operations

Six Months Ended December 31, 2002 Compared to the Six Months Ended December 31, 2001

Revenues

Total revenues decreased by $4.5 million to $34.0 million in the six months ended December 31, 2002 from $38.5 million in the six months ended December 31, 2001, a decrease of 12%. This decrease occurred in Bottomline US revenues and was due primarily to reduced technology spending by our US customers and potential customers. Revenues, based on the point of sales, rather than the location of the customer, were $19.2 million and $14.8 million in the United States and United Kingdom, respectively, for the six months ended December 31, 2002. Revenues for the six months ended December 31, 2001 were $23.9 million and $14.6 million in the United States and United Kingdom, respectively.

Software Licenses. Software license revenues decreased by $2.2 million to $6.1 million in the six months ended December 31, 2002 from $8.3 million in the six months ended December 31, 2001, a decrease of 27%. Software license revenues represented 18% of total revenues in the six months ended December 31, 2002 compared to 21% of total revenues in the six months ended December 31, 2001. The decrease in software license revenues was due primarily to a reduction in software license revenues by Bottomline US.

Service and Maintenance. Service and maintenance revenues decreased slightly to $19.3 million in the six months ended December 31, 2002 from $19.6 million in the six months ended December 31, 2001, a decrease of 2%. The decrease in service and maintenance revenues was primarily due to a decrease in revenue contribution from professional services associated with our NetTransact product offering in the US. This decrease was offset by the revenue contribution from our WebSeries Legal e-billing offering which we introduced in May 2002 following our acquisition of substantially all of the assets of eVelocity Corporation and an increase in Bottomline Europe service and maintenance revenues. Service and maintenance revenues represented 57% of total revenues in the six months ended December 31, 2002 compared to 51% of total revenues in the six months ended December 31, 2001. The higher service and maintenance revenues as a percentage of total revenues was due to the overall decline in total revenues.

Equipment and Supplies. Equipment and supplies revenues decreased by approximately $1.9 million to $8.7 million in the six months ended December 31, 2002 from $10.6 million in the six months ended December 31, 2001, a decrease of 18%. The decrease in equipment and supplies revenues was attributable to the absence of several large equipment orders, which were fulfilled in the quarter ended December 31, 2001 in the US, and an overall reduction in equipment and supplies revenues of Bottomline Europe in the quarter ended December 31, 2002. The reduction in equipment and supplies revenues of Bottomline Europe was due to a higher level of supplies orders which were fulfilled in December 2001. Equipment and supplies sales represented 25% of total revenues in the six months ended December 31, 2002 compared to 28% of total revenues in the six months ended December 31, 2001.

Cost of Revenues

Software Licenses. Software license costs increased by $190,000 to $854,000 in the six months ended December 31, 2002 from $664,000 in the six months ended December 31, 2001. Software license costs were 14% of software license revenues in the six months ended December 31, 2002 compared to 8% of software license revenues in the six months ended December 31, 2001. The increase in software license costs as a percentage of software revenues for the six months ended December 31, 2002 was primarily due to the inclusion of certain third party software used with our Bottomline US products and an increased share of software revenues generated by Bottomline Europe. Software revenues generated by Bottomline Europe have historically carried a lower gross margin than Bottomline US software revenues due in part to the cost of third party software, which is incorporated into and sold with the Bottomline Europe software products.

Service and Maintenance. Service and maintenance costs increased by approximately $800,000 to $10.7 million in the six months ended December 31, 2002 from $9.9 million in the six months ended December 31, 2001, an increase of 8%. Service and maintenance costs were 55% of service and maintenance revenues in the six months ended December 31, 2002 compared to 50% of service and maintenance revenues in the six months ended December 31, 2001. The increase in service and maintenance costs is attributable to increases in service and maintenance revenues generated by Bottomline Europe. Service and maintenance costs for the six months ended December 31, 2002 also included employee severance and separation related costs as a result of cost reduction initiatives implemented by both Bottomline US and Bottomline Europe during the six months ended December 31, 2002.

Equipment and Supplies. Equipment and supplies costs decreased by approximately $1.2 million to $6.5 million in the six months ended December 31, 2002 from $7.7 million in the six months ended December 31, 2001, a decrease of 16%. Equipment and supplies costs were 75% of equipment and supplies revenues in the six months ended December 31, 2002 compared to 72% of equipment and supplies revenues in the six months ended December 31, 2001. The decrease in equipment and supplies costs was attributable to the associated decrease in equipment and supplies revenues. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to reduced profit margins realized by Bottomline Europe, principally resulting from higher third party costs associated with supplies that we resell. Bottomline Europe began experiencing higher purchase costs in the current fiscal year and our expectation is that this higher cost structure will continue.

Operating Expenses

Sales and Marketing:

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and trade shows. Sales and marketing expenses decreased by approximately $100,000 to $9.4 million in the six months ended December 31, 2002 from $9.5 million in the six months ended December 31, 2001. Sales and marketing expenses were 28% of total revenues in the six months ended December 31, 2002 compared to 25% of total revenues in the six months ended December 31, 2001. Sales and marketing expenses decreased in the US as a result of a reduction in salaries and commissions, resulting from reduced headcount and lower revenues, respectively. These reductions were partially offset with employee severance and separation related costs as a result of further cost reduction initiatives implemented during the six months ended December 31, 2002 and increases in personnel related costs of Bottomline Europe as a result of employees hired into the group subsequent to December 31, 2001.

Product Development and Engineering:

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support core product development, which continues to be focused on enhancements and revisions to existing Bottomline products based on customer feedback and marketplace demands. Product development and engineering expenses decreased by approximately $500,000 to $6.6 million in the three months ended December 31, 2002 from $7.1 million in the six months ended December 31, 2001, a decrease of 7%. The decrease in product development and engineering expenses was due to a reduction in salaries and employee related costs as a result of reduced US headcount and a slight shift in focus for certain personnel from core development work to billable work, the cost of which is classified as a component of cost of revenues. The reductions in cost were partially offset by employee severance and separation related costs as a result of further cost reduction initiatives implemented in the six months ended December 31, 2002. Product development and engineering expenses were 19% of total revenues in the six months ended December 31, 2002 compared to 18% of total revenues in the six months ended December 31, 2001.

Stock Compensation Expense. In connection with our acquisition of Flashpoint, Inc. in August 2000, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense decreased by $141,000 to approximately $63,000 in the six months ended December 31, 2002 from $204,000 in the six months ended December 31, 2001, a decrease of 69%. The decrease in stock compensation expense was due principally to the forfeiture of non-vested stock options as a result of employee separations and the completion of the vesting period for certain of the stock options.

General and Administrative:

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased by approximately $100,000 to $5.8 million in the six months ended December 31, 2002 from $5.9 million in the six months ended December 31, 2001, a decrease of 2%. The decrease in general and administrative expenses was primarily attributable to a reduction in salaries and related costs as a result of cost reduction initiatives implemented in the US, offset by a slight increase in personnel costs of Bottomline Europe. General and administrative expenses were 17% of total revenues in the six months ended December 31, 2002 compared to 15% of total revenues in the six months ended December 31, 2001.

Amortization of Intangible Assets:

Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions decreased by $12.3 million to $4.4 million in the six months ended December 31, 2002 from $16.7 million in the six months ended December 31, 2001. The decrease in amortization expense is due to the adoption of SFAS 142, effective July 1, 2002. Under SFAS 142, goodwill is no longer subject to recurring amortization but instead is reviewed periodically for impairment.

Other Income (Expense), Net:

Other income (expense), net consists of interest income, interest expense and foreign currency transaction gains and losses. Other income (expense), net increased by $537,000 to other income, net of $283,000 in the six months ended December 31, 2002 from other expense, net of $254,000 in the six months ended December 31, 2001. The other expense in the six months ended December 31, 2001 was primarily the result of a $450,000 write-down of an equity investment. The investment was in a non-public entity, accounted for under the cost method, in which indicators of impairment which we judged to be other than temporary became present during the period. The remaining carrying value of this investment is $450,000 at December 31, 2002.

Provision for Income Taxes:

The provision for income taxes was approximately $30,000 in the six months ended December 31, 2002 compared with a provision for income taxes of approximately $90,000 in the six months ended December 31, 2001. At December 31, 2002, the provision for income taxes consisted of a small amount of U.S. state tax expense, which will be incurred irrespective of our net operating loss position. At December 31, 2002, we had utilized our income tax loss carryback and, accordingly, maintained a full valuation allowance for our deferred tax assets since, based on the available evidence, it was deemed more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by the sale of our common stock and operating activities. We had net working capital of $15.5 million at December 31, 2002, which included cash and cash equivalents totaling $24.2 million.

In December 2002, the Company extended, through December 27, 2003, its Loan and Security Agreement (Credit Facility) which provides for borrowings of up to $5.0 million and which requires the Company to maintain certain financial covenants. Eligible borrowings are based on a borrowing base calculation of the Company’s qualifying accounts receivable, as defined in the Credit Facility. Borrowings bear interest at the bank’s prime rate (4.25% at December 31, 2002) plus one-half of one percent, are secured by substantially all U.S. owned assets of the Company and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2.0 million in letters of credit for, and on behalf of, the Company. At December 31, 2002, a $2.0 million letter of credit had been issued to the Company’s landlord as part of a lease arrangement for its corporate headquarters. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. As of December 31, 2002, there were no outstanding borrowings and we were in compliance with all financial covenants.

In February 2003, Bottomline Europe renewed, through December 31, 2003, its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2.0 million British Pound Sterling. Borrowings under this Overdraft Facility bear interest at the bank’s base rate (4% at December 31, 2002) plus 2% and are due on December 31, 2003. Borrowings are secured by substantially all assets of Bottomline Europe. There were no outstanding borrowings at December 31, 2002.

Cash used in operating activities was $800,000 in the six months ended December 31, 2002 and cash provided by operating activities was $4.9 million in the six months ended December 31, 2001. Net cash used in operating activities for the six months ended December 31, 2002 was primarily the result of the net loss, offset by the cumulative effect of an accounting change, amortization of intangible assets and a decrease in accounts receivable.

Net cash used in investing activities was $600,000 in the six months ended December 31, 2002 and $2.7 million in the six months ended December 31, 2001. Cash was used in the six months ended December 31, 2002 to acquire property and equipment.

Net cash used in financing activities was $400,000 in the six months ended December 31, 2002 and $1.1 million in the six months ended December 31, 2001. Cash used in financing activities was the result of the repurchase of our common stock under our stock repurchase program, offset in part by proceeds received from the exercise of stock options and the issuance of common stock pursuant to our employee stock purchase plan.

We have no capital lease obligations. We lease our principal office facility in Portsmouth, New Hampshire under a non-cancelable operating lease. In addition to the base term, we have the option to extend the term by two five-year periods. Rent payments are fixed for the term of the lease, subject to increases each year, based on fluctuations in the consumer price index. We are additionally obligated to pay certain incremental operating expenses over the base rent. We also lease facilities in San Francisco, California; New York, New York; Great Neck, New York; and Boston, Massachusetts. We own office space in Reading, England and lease facilities in Reading, London, and Manchester, England; Belfast, Ireland; and Glasgow, Scotland. All of our facility related leases expire by fiscal year 2010, with the exception of the lease of our principal office facility in Portsmouth, New Hampshire, which expires in fiscal year 2012. We sublease office space in several of our offices.

In addition, we have various operating leases for office equipment and vehicles. Our estimated lease obligations for facilities, office equipment and vehicles for this year, years 2 through 3, years 4 through 5, and greater than 5 years are $2.6 million, $4.1 million, $3.5 million and $7.6 million, respectively.

During the six months ended December 31, 2002, we did not engage in:

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

The slowdown in the economy has affected the market for information technology solutions, including our products and services, and if this slowdown continues our future financial results could be materially adversely affected

As a result of continuing unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for our products and services has been adversely affected. This has resulted in decreased revenues, primarily software license revenues, and a decline in our growth rate. To date, the US marketplace has been specifically affected but there can be no assurance that this trend will not extend to the UK marketplace. Our future results will be materially and adversely affected if this slowdown continues or worsens and our revenues continue to be adversely impacted. In connection with the economic slowdown, we have implemented several cost reduction initiatives in an attempt to improve our profitability. If current economic conditions continue or worsen, these cost reductions may prove to be inadequate and we may experience a material adverse impact on our business, operating results, and financial condition.

Our common stock has experienced and may continue to undergo extreme market price and volume fluctuations

Stock markets in general, and The NASDAQ Stock Market in particular, have experienced extreme price and volume fluctuations, particularly in recent years. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced and may continue to undergo extreme fluctuations due to a variety of factors, including:

•	general and industry-specific business, economic and market conditions;

•	actual or anticipated fluctuations in operating results, including those arising as a result of any impairment of goodwill or other intangible assets related to our past acquisitions;

•	changes in or our failure to meet analysts’ or investors’ estimates or expectations;

•	public announcements concerning us, including announcements of litigation, our competitors or our industry;

•	introductions of new products or services or announcements of significant contracts by us or our competitors;

•	acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	adverse developments in patent or other proprietary rights; and

•	announcements of technological innovations by our competitors.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. We have undergone, and are currently experiencing, slowing growth rates due to the current economic climate. A decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

Quarterly operating results that are below the expectations of public market analysts could adversely affect the market price of our common stock. Factors that could cause fluctuations in our operating results include the following:

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

Our products and services have considerably varied gross margins. Software revenues in general yield significantly higher gross margins than do our service, maintenance, equipment and supplies revenue streams. In the past year we have experienced a decrease in software license fees. If software license fees continue to decline or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly affected.

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested annually for impairment, or more frequently when events or circumstances occur indicating that goodwill might be impaired. Effective July 1, 2002, we adopted SFAS No. 142, which required us to perform a transitional impairment test on all indefinite lived intangible assets. In connection with our transition to SFAS 142, we recorded an impairment charge of $13.8 million in relation to the goodwill of our Bottomline Europe reporting unit. In accordance with SFAS 142, this amount has been recorded retroactively to the first quarter of the fiscal year, and has been reported as a cumulative effect of a change in accounting principle. At December 31, 2002, the carrying value of our goodwill and our other intangible assets was $17.6 million and $8.7 million, respectively. We could be subject to impairment charges with respect to these intangible assets in future periods and such charges could have a material adverse effect on future operating results.

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

Integration of acquisitions or strategic investments could interrupt our business and our financial condition could be harmed

We have made several acquisitions of companies and assets in the past, including the acquisition of substantially all of the assets and certain of the liabilities of eVelocity Corporation in May 2002, and may, in the future, acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks that include the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	diversion of management’s focus from our core business concerns;

•	write-offs related to impairment of goodwill and other intangible assets;

•	entering markets in which we have no or limited prior experience or knowledge;

•	exposure to litigation from stockholders or creditors of, or other parties affiliated with, the target company or companies;

•	dilution to existing stockholders and earnings per share;

•	incurrence of substantial debt;

•	exposure to litigation from third parties, including claims related to intellectual property or other assets acquired or liabilities assumed; and

•	inadequacy of existing operating, financial and management information systems to support the combined organization or new operations.

Any such difficulties encountered as a result of any merger, acquisition or strategic investment could adversely affect our business, operating results and financial condition.

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

To the extent that any of these or other issues inhibit or limit the adoption of the Internet as a medium of e-commerce, our business prospects could be adversely affected. If electronic business does not continue to grow or grows more slowly than expected, demand for our products and services may be reduced.

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

We must attract and retain highly skilled personnel with knowledge in e-commerce, payment, cash management and invoice presentment methodology and Internet and other technologies

We believe that our success is in part dependent upon our ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in e-commerce, payment, cash management and invoice methodology and Internet and other technologies. Competition for qualified personnel is intense. As a result, we may experience increased compensation costs that may not be offset through either improved productivity or higher sales prices. There can be no assurances that we will be successful in attracting, recruiting or in retaining existing personnel. Based on our experience, it takes an average of nine months for a salesperson to become fully productive. We cannot assure you that we will be successful in increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

An increasing number of large and more complex customer contracts may impact the timing of our revenue recognition and affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts in the US, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These large and complex customer contracts generally require significant implementation work, product customization and modification resulting in the recognition of revenue on a percentage of completion basis. Delays in revenue recognition on these contracts could affect our operating results, financial condition and the market price of our common stock.

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

Any unanticipated performance problems or bugs in our product offerings could have a material adverse effect on our future financial results

If the products that we offer do not continue to achieve market acceptance, our future financial results will be adversely affected. Since certain of our software solutions are still in early stages of adoption, any unanticipated performance problems or bugs that we have not been able to detect could result in additional development costs, diversion of technical and other resources from our other development efforts, negative publicity regarding us and our products, harm to our customer relationships and exposure to potential liability claims. In addition, if these products do not enjoy wide commercial success, our long-term business strategy will be adversely affected, which could have a material adverse effect on our business, operating results and financial condition.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may be a party to litigation in the future to protect our intellectual property rights or as a result of an alleged infringement of the intellectual property rights of others. These claims, whether or not meritorious, could require us to spend significant sums in litigation, pay damages, delay product installments, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claim. These claims could have a material adverse effect on our business, operating results and financial condition.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about December 12, 2002, an amended complaint was filed with the United States District Court for the Southern District of Ohio in the action Protel, Inc. vs. eVelocity Corporation, et. al., seeking to add Bottomline as a defendant in a claim by Protel, Inc. for an injunction, damages and attorneys fees, court costs and expenses in connection with alleged infringement of certain Protel patents by software we acquired from eVelocity. Bottomline intends to vigorously defend the claim. We do not believe that this claim will have a material impact on our financial position or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2002 Annual Meeting of Shareholders on November 21, 2002. The following matters were voted upon at the Annual Meeting.

1.	Holders of 14,032,493 shares of our common stock voted to elect Joseph L. Barry, Jr. to serve for a term of three years as a Class I Director. Holders of 123,976 shares of our common stock withheld votes from such director. Holders of 14,077,124 shares of our common stock voted to elect Robert A. Eberle to serve for a term of three years as a Class I Director. Holders of 79,345 shares of our common stock withheld votes from such director. Holders of 13,684,428 shares of our common stock voted to elect Dianne Gregg to serve for a term of three years as a Class I Director. Holders of 472,041 shares of our common stock withheld votes from such director. Daniel M. McGurl, James L. Loomis, Joseph L. Mullen, James W. Zilinski and William O. Grabe also continue as directors.

2.	Holders of 14,140,541 shares of our common stock voted to ratify the selection of Ernst & Young LLP as our independent auditors for the current fiscal year. Holders of 12,403 shares of our common stock voted against ratifying such selection and 3,525 shares abstained from voting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

See the Exhibit Index on page 27 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 12, 2003	By: /s/ ROBERT A. EBERLE
Robert A. Eberle Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Joseph L. Mullen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bottomline Technologies (de), Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	By: /s/ JOSEPH L. MULLEN
Joseph L. Mullen President and Chief Executive Officer

CERTIFICATIONS

I, Robert A. Eberle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bottomline Technologies (de), Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	By: /s/ ROBERT A. EBERLE
Robert A. Eberle Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Number Description

10.1 #	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.

10.2 #	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.

10.3	First Loan Modification Agreement dated as of December 31, 2002 between the Registrant and Silicon Valley Bank.

10.4	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc

99.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350

99.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350

#	Management contract or compensatory plan or arrangement