Form 10-Q
period 2003-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2003-05-14
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2003 was 15,928,826.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2003	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$23,879	$25,931
Accounts receivable, net of allowance for doubtful accounts and returns of $1,663 at March 31, 2003 and $1,681 at June 30, 2002	13,483	15,242
Other current assets	3,952	3,960

Total current assets	41,314	45,133
Property, plant and equipment, net	6,203	6,955
Intangible assets, net	23,749	43,540
Other assets	1,349	1,689

Total assets	$72,615	$97,317

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,698	$5,154
Accrued expenses	5,794	5,574
Deferred revenue and deposits	13,092	13,452
Current portion of long-term debt	253	253

Total current liabilities	23,837	24,433
Long-term debt	—	253

Total liabilities	23,837	24,686
Stockholders’ equity:
Common stock	16	16
Additional paid-in-capital	164,809	164,022
Deferred compensation	(203)	(474)
Accumulated other comprehensive income	917	182
Treasury stock	(4,128)	(4,538)
Retained deficit	(112,633)	(86,577)

Total stockholders’ equity	48,778	72,631

Total liabilities and stockholders’ equity	$72,615	$97,317

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Revenues:
Software licenses	$3,598	$4,231
Service and maintenance	10,588	9,088
Equipment and supplies	4,458	4,673

Total revenues	18,644	17,992
Cost of revenues:
Software licenses	425	274
Service and maintenance	4,996	4,119
Equipment and supplies	3,593	3,430

Total cost of revenues	9,014	7,823

Gross profit	9,630	10,169
Operating expenses:
Sales and marketing	4,014	4,728
Product development and engineering:
Product development and engineering	2,487	3,271
Stock compensation expense	31	103
General and administrative	2,661	2,759
Amortization of intangible assets	2,235	8,297

Total operating expenses	11,428	19,158

Loss from operations	(1,798)	(8,989)
Other income (expense), net	(412)	46

Loss before provision for income taxes	(2,210)	(8,943)
Provision for income taxes	15	113

Net loss	$(2,225)	$(9,056)

Net loss per share:
Basic and diluted	$(0.14)	$(0.59)

Shares used in computing net loss per share:
Basic and diluted	15,619	15,470

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Nine Months Ended March 31,
	2003	2002
Revenues:
Software licenses	$9,697	$12,498
Service and maintenance	29,843	28,728
Equipment and supplies	13,108	15,292

Total revenues	52,648	56,518
Cost of revenues:
Software licenses	1,279	938
Service and maintenance	15,649	13,981
Equipment and supplies	10,085	11,097

Total cost of revenues	27,013	26,016

Gross profit	25,635	30,502
Operating expenses:
Sales and marketing	13,403	14,216
Product development and engineering:
Product development and engineering	9,089	10,387
Stock compensation expense	95	307
General and administrative	8,505	8,610
Amortization of intangible assets	6,660	25,016

Total operating expenses	37,752	58,536

Loss from operations	(12,117)	(28,034)
Other expense, net	(130)	(208)

Loss before cumulative effect of accounting change and provision for income taxes	(12,247)	(28,242)
Provision for income taxes	45	203

Loss before cumulative effect of accounting change	(12,292)	(28,445)
Cumulative effect of accounting change	(13,764)	—

Net loss	$(26,056)	$(28,445)

Net loss per basic and diluted share:
Loss per share before cumulative effect of accounting change	$(0.79)	$(1.98)
Cumulative effect of accounting change	(0.88)	—

Net loss per basic and diluted share:	$(1.67)	$(1.98)

Shares used in computing net loss per share:
Basic and diluted	15,577	14,356

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2003	2002
Operating activities:
Net loss	$(26,056)	$(28,445)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of accounting change	13,764	—
Amortization of intangible assets	6,660	25,016
Depreciation and amortization of property and equipment	1,977	2,470
Common stock accepted as payment from customer	—	(811)
Provision for allowances on accounts receivable	52	379
Stock compensation expense	95	307
Deferred income tax expense	—	40
Provision for allowances for obsolescence of inventory	—	21
Loss (gain) on foreign exchange	(93)	36
Changes in operating assets and liabilities:
Accounts receivable	1,963	2,337
Inventory, prepaid expenses, refundable taxes, and other current assets	423	2,950
Accounts payable, accrued expenses, income taxes payable and deferred revenue and deposits	(906)	(1,685)

Net cash (used in) provided by operating activities	(2,121)	2,615
Investing activities:
Purchases of property, plant and equipment, net	(1,148)	(1,778)

Net cash used in investing activities	(1,148)	(1,778)
Financing activities:
Payment of principal on long term debt	(253)	—
Repurchase of common stock	(952)	(1,776)
Proceeds from employee stock purchase plan and exercise of stock options	832	232
Proceeds from sale of common stock	1,495	17,267
Payment of bank financing fees	—	(25)

Net cash provided by financing activities	1,122	15,698
Effect of exchange rate changes on cash	95	(11)

Increase (decrease) in cash and cash equivalents	(2,052)	16,524
Cash and cash equivalents at beginning of period	25,931	13,247

Cash and cash equivalents at end of period	$23,879	$29,771

Schedule of non-cash investing and financing activities:
Issuance of common stock and common stock warrants	$—	$750

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2003

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2003. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 30, 2002.

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

Note 3—Financing Arrangements

In December 2002, the Company extended, through December 27, 2003, its Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $5.0 million and which requires the Company to maintain certain financial covenants. Eligible borrowings are based on a borrowing base calculation of the Company’s qualifying accounts receivable, as defined in the Credit Facility. Borrowings bear interest at the bank’s prime rate (4.25% at March 31, 2003) plus one-half of one percent, are secured by substantially all U.S. owned assets of the Company and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the aggregate issuance of up to $2.0 million in letters of credit for, and on behalf of, the Company. At March 31, 2003, a $2.0 million letter of credit had been issued to the Company’s landlord as part of a lease arrangement for its corporate headquarters. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. There were no outstanding borrowings under the Credit Facility at March 31, 2003.

In February 2003, Bottomline Europe renewed, through December 31, 2003, its Committed Overdraft Facility (Overdraft Facility), which provides for aggregate borrowings of up to 2.0 million British Pound Sterling. Borrowings under the Overdraft Facility bear interest at the bank’s base rate (3.75% at March 31, 2003) plus 2% and are due on December 31, 2003. Borrowings are secured by substantially all assets of Bottomline Europe. As disclosed in Note 12, Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility, and at March 31, 2003, there were no outstanding borrowings under the Overdraft Facility.

Note 4—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Numerator:
Loss before cumulative effect of accounting change	$(2,225)	$(9,056)	$(12,292)	$(28,445)
Cumulative effect of accounting change	—	—	(13,764)	—

Net loss	$(2,225)	$(9,056)	$(26,056)	$(28,445)

Denominator:
Denominator for basic and diluted loss per share-weighted average shares outstanding	15,619	15,470	15,577	14,356

Net loss per share:
Loss before cumulative effect of accounting change	$(0.14)	$(0.59)	$(0.79)	$(1.98)
Cumulative effect of accounting change	—	—	(0.88)	—

Basic and diluted net loss per share	$(0.14)	$(0.59)	$(1.67)	$(1.98)

The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share for the three and nine months ended March 31, 2003 and 2002, as their effect would be anti-dilutive.

Note 5—Comprehensive Loss

Comprehensive loss represents the Company’s net loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Net loss	$(2,225)	$(9,056)	$(26,056)	$(28,445)
Other comprehensive income (loss):
Foreign currency translation adjustments	(293)	(949)	735	806
Unrealized gain (loss) on investments	—	—	—	(6)

Comprehensive loss	$(2,518)	$(10,005)	$(25,321)	$(27,645)

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

Net sales, based on the point of sale, not the location of the customer, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Sales to unaffiliated customers:
United States	$11,067	$10,935	$30,307	$34,832
United Kingdom	7,577	7,057	22,341	21,686

Total sales to unaffiliated customers:	$18,644	$17,992	$52,648	$56,518

At March 31, 2003, long-lived assets of approximately $16,148,000 and $15,153,000 were located in the United States and United Kingdom, respectively. At June 30, 2002, long-lived assets of approximately $18,500,000 and $33,700,000 were located in the United States and United Kingdom, respectively.

Note 7—Income Taxes

In the three and nine month periods ended March 31, 2003, the Company incurred a substantial operating loss due, in part, to the amortization of intangible assets. Since substantial amortization expense associated with intangible assets will continue to be incurred for tax purposes, and since the Company has utilized its income tax loss carryback, the Company has maintained a full valuation allowance for its deferred tax assets since, based on the available evidence, it has been deemed more likely than not that the deferred tax assets will not be realized.

Note 8—Recent Accounting Pronouncements

Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, intangible assets with finite useful lives are amortized over their estimated useful lives in proportion to the economic benefits consumed. Such intangible assets are subject to the impairment provisions of SFAS No. 144 (discussed below). Goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment annually, or more frequently when events or circumstances occur indicating that an asset might be impaired. Upon adoption of SFAS 142, the Company was required to perform a transitional impairment test on all indefinite lived intangible assets, including goodwill. As more fully discussed in Note 9, for the quarter ended September 30, 2002 the Company recorded a transitional impairment charge of $13.8 million associated with goodwill in the Bottomline Europe reporting unit, as a cumulative effect of a change in accounting principle.

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

In November 2001, the Emerging Issues Task Force issued its consensus on EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” which requires that all out-of-pocket expenses billed to a customer be classified as revenue with the offsetting cost recorded as a cost of revenue. The Company’s out of pocket expenses generally include, but are not limited to, employee travel related expenses. The Company had previously treated customer reimbursement for such expenses as a reduction to cost of revenue, and reclassified such amounts to service and maintenance revenue upon adoption. The adoption of EITF 01-14 did not have a material impact on our financial statements, and prior period amounts have been reclassified to conform with this pronouncement.

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

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that costs associated with an exit or disposal activity be recognized when a liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The adoption of SFAS 146 did not have a material impact on our financial statements.

In November 2002, the Emerging Issues Task Force reached consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The guidance of EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 (fiscal 2004 for the Company) and companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle. The Company will adopt EITF 00-21 on July 1, 2003 and we do not believe that it will have a material impact on our financial statements.

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires certain guarantees to be recorded at fair value and requires new disclosures related to guarantees. The initial recognition and measurement provisions of FIN 45 are effective, on a prospective basis, to guarantees issued or modified after December 31, 2002. Additionally, new disclosure requirements applicable to all guarantees subject to the scope of FIN 45, including guarantees arising prior to December 31, 2002, are effective for financial statements issued for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 provides for alternative methods of voluntary transition to the fair value based method of accounting for stock-based employee compensation, and it requires more prominent disclosures, in both interim and annual financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS 148 is effective for interim periods beginning after December 15, 2002, and for annual periods ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our financial statements.

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

The Company has two reporting units, represented by its two geographic operating segments—Bottomline US and Bottomline Europe. Based on the results of the first phase of the transitional impairment test, the Company was required to perform the second phase of the test for the Bottomline Europe reporting unit, which was completed in the quarter ended December 31, 2002. Based on the results of the phase two assessment, the Company recorded an impairment charge of $13.8 million resulting from the impairment of goodwill in Bottomline Europe. In accordance with the transition provisions of SFAS 142, this amount has been reported as a cumulative effect of a change in accounting principle and has been recorded retroactively to the quarter ended September 30, 2002, the first quarter of fiscal year 2003.

At March 31, 2003, the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $7,156,000 and $10,198,000, respectively. At June 30, 2002, the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $7,140,000 and $23,611,000, respectively.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization under SFAS 142:

	As of March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer lists	$17,024	$(14,659)	$2,365
Core technology	12,384	(9,249)	3,135
Customer contracts	1,007	(112)	895

Total	$30,415	$(24,020)	$6,395

Unamortized intangible assets:
Goodwill			17,354

Total intangible assets			$23,749

	As of June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer lists	$16,436	$(10,044)	$6,392
Core technology	12,245	(6,811)	5,434
Customer contracts	1,007	(44)	963

Total	$29,688	$(16,899)	$12,789

Unamortized intangible assets:
Goodwill			30,751

Total intangible assets			$43,540

The change in the carrying value of goodwill since June 30, 2002 was due to the impairment charge recorded in the Bottomline Europe reporting unit as previously described, and the effect of foreign currency translation adjustments.

Estimated amortization expense for the current fiscal year, and each of the five succeeding fiscal years, is as follows:

In thousands
2003	$8,785
2004	2,656
2005	561
2006	339
2007	328
2008	103

Upon adoption of SFAS 142, $2,502,000 that had previously been capitalized and reported as the separate intangible asset “assembled workforce” was reclassified to goodwill, since such amounts no longer meet the requirements of an intangible asset that can be separately stated.

Upon adoption of SFAS 142, the Company ceased amortization of goodwill and the amounts that were reclassified to goodwill. The following table summarizes and reconciles the Company’s reported loss and loss per share, before the cumulative effect of a change in accounting principle, for the three and nine months ended March 31, 2003 and 2002. The comparable prior period amounts have been adjusted to exclude amortization expense relating to goodwill and other intangible assets that upon adoption of SFAS 142 are no longer amortized:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Loss before cumulative effect of a change in accounting principle, as originally reported	$(2,225)	$(9,056)	$(12,292)	$(28,445)
Add back: goodwill amortization	—	6,302	—	18,998

Adjusted loss, before cumulative effect of a change in accounting principle	$(2,225)	$(2,754)	$(12,292)	$(9,447)

Basic and diluted loss per share, before cumulative effect of a change in accounting principle, as originally reported	$(0.14)	$(0.59)	$(0.79)	$(1.98)
Add back: goodwill amortization	—	0.41	—	1.32

Adjusted basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.14)	$(0.18)	$(0.79)	$(0.66)

Note 10—Severance and Exit Costs

During fiscal year 2003, the Company implemented several expense reduction initiatives to align its cost structure with existing market conditions. As part of this plan, the Company consolidated its workforce, in both the US and Europe, and closed a facility in the US. In connection with these initiatives, the Company recorded charges of approximately $574,000 in the quarter ended September 30, 2002 and approximately $468,000 in the quarter ended December 31, 2002. At March 31, 2003, approximately $253,000 of severance and facility exit costs remained accrued for payment in future periods.

Note 11—Stockholders’ Equity

Common Stock

In March 2003, the Company sold 270,000 shares of its common stock to General Atlantic Partners, LLC (“General Atlantic”), a global private equity investment firm and stockholder of the Company, for approximately $1.5 million in gross proceeds. The sale of an additional 730,000 shares was provided for by the agreement with General Atlantic but will not be completed since the requisite clearance could not be obtained from Nasdaq to effect such sale without stockholder approval.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, and, in the case of the Company’s stock purchase plans since the plans are non-compensatory, no compensation expense is recorded in the financial statements. The stock-based employee compensation plans are described more fully in the footnotes included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 30, 2002.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to its stock-based employee compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net loss, as reported	$(2,225)	$(9,056)	$(26,056)	$(28,445)
Add: Stock-based employee compensation expense included in reported net income	31	103	95	307
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,019)	(2,869)	(6,475)	(8,722)

Pro-forma net loss	$(4,213)	$(11,822)	$(32,436)	$(36,860)

Basic and diluted net loss per share, as reported	$(0.14)	$(0.59)	$(1.67)	$(1.98)

Pro-forma basic and diluted net loss per share	$(0.27)	$(0.76)	$(2.08)	$(2.57)

Note 12—Guarantees

The Company generally offers a standard warranty on its products and services, specifying that its software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. To date, the Company has not had any significant warranty claims against its software products and there were no accruals for product warranties at March 31, 2003.

As disclosed in Note 3, Bottomline Europe is a party to an Overdraft Facility, which provides for aggregate borrowings of up to 2.0 million British Pound Sterling. Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility and at March 31, 2003, there were no outstanding borrowings under the Overdraft Facility.

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

Overview

We provide a comprehensive set of solutions for financial resource management (FRM). Our software products and services enable organizations to more effectively make and collect payments, send and receive invoices and conduct electronic banking activities. We offer both software designed to run on-site at the customer’s location and hosted solutions. Our products allow our customers to leverage the Internet in automating existing operations while increasing security and fraud avoidance. They complement our customers’ existing information systems, accounting applications and banking functions. Based on a customer’s specific needs, we also provide professional services for installation, training, consulting and product enhancement, as well as related equipment and supplies. We market our products globally with a particular focus on the United States and, through Bottomline Europe, the United Kingdom. We have over 5,500 customers, including over 50 of the Fortune 100 and over 90 of the FTSE (Financial Times) 100 companies.

We have one reportable segment for financial statement purposes, as permitted by the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” Since our acquisition of Bottomline Europe on August 28, 2000, we have had operations in the United Kingdom in addition to the United States.

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which could have resulted in different financial results.

The critical accounting policies we identified in our most recent Annual Report on Form 10-K related to revenue recognition, intangible assets and our equity investments. It is important that the historical discussion below be read in conjunction with our critical accounting policies as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, and with the critical accounting policy updates that follow relating to goodwill impairment and our equity investments.

Goodwill Impairment

Effective July 1, 2002, we adopted the provisions of SFAS 142 relating to goodwill and intangible assets. We were required to perform a transitional impairment test upon adoption to determine the amount of goodwill impairment, if any. Testing for impairment under SFAS 142 is a two-step process. The first step requires a calculation of fair value of each of our reporting units. Any reporting unit whose calculated fair value is less than its respective carrying value is deemed “impaired” and the second step of the impairment test is required. The second step of the impairment test requires fair value estimates of identifiable assets and liabilities, after which the implied fair value of goodwill is determined. Any excess of goodwill carrying value over its implied fair value is deemed to represent the amount of impairment. In connection with our adoption of SFAS 142, we recorded an impairment charge of $13.8 million associated with goodwill in the Bottomline Europe reporting unit. This amount has been recorded as a cumulative effect of a change in accounting principle, retroactive to the quarter ended September 30, 2002, the first quarter of fiscal year 2003.

We utilized an outside valuation firm to assist us in calculating the required fair value amounts in connection with our impairment review. The principal component of each fair value calculation is the determination of discounted future cash flows, and there are a number of variables that we considered for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process, and—while our estimates are consistent with our internal planning assumptions—the ultimate accuracy of these estimates is only verifiable over time. The particularly sensitive components of these estimates include, but are not limited to:

•	the selection of an appropriate discount rate
•	our projected overall revenue growth and mix of revenue
•	our gross margin estimates (which are highly dependent on our mix of revenue)
•	the level of Bottomline US products that will be sold by Bottomline Europe
•	our software product life cycles
•	the attrition rate of our customers, particularly those who contribute to our recurring revenue streams (such as software maintenance)
•	our planned level of operating expenses, and
•	our effective tax rate

The use of different assumptions or projections, in some or all of the areas noted above, would likely have resulted in different fair value results, thus affecting our determination of overall goodwill impairment.

Equity Investments

We have equity investments in non-publicly traded companies in which we do not exercise significant influence. Such investments are included within “Other Assets” in our condensed consolidated balance sheet and are accounted for on a cost basis. Under the cost method of accounting, investments in non-publicly traded companies are carried at cost and are adjusted only for other than temporary declines in their fair values. During the quarter ended March 31, 2003, in connection with our review of the carrying value of one of these investments, we concluded that impairment, that we judged to be other than temporary, had occurred. We recorded an impairment loss of $417,000 for the quarter ended March 31, 2003, thus reducing that investment’s carrying value to approximately $33,000.

We periodically review the carrying value of all of our equity investments. This review considers both qualitative and quantitative factors, including the investee’s financial position, results of operations and cash flows, operating trends and ratios, and, as available, forecasts and projections. We also consider the investee’s access to capital and its financing alternatives. Our review and analysis is highly dependent on receiving timely and accurate financial information from the investees. Should our analysis or conclusion relative to impairment be incorrect, our results of operations could be affected.

The remaining carrying value of all of our equity investments as of March 31, 2003 was $283,000.

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenues

Total revenues increased by $600,000 to $18.6 million in the three months ended March 31, 2003 from $18.0 million in the three months ended March 31, 2002, an increase of 3%. This increase occurred principally in Bottomline Europe revenues and was due to an increase in the foreign currency exchange rate at which the financial results of Bottomline Europe are translated from pounds sterling to US dollars. Revenues, based on the point of sales, rather than the location of the customer, were $11.0 million and $7.6 million in the United States and United Kingdom, respectively, for the three months ended March 31, 2003. Revenues for the three months ended March 31, 2002 were $10.9 million and $7.1 million in the United States and United Kingdom, respectively.

Software Licenses. Software license revenues decreased by $600,000 to $3.6 million in the three months ended March 31, 2003 from $4.2 million in the three months ended March 31, 2002, a decrease of 14%. Software license revenues represented 19% of total revenues in the three months ended March 31, 2003 compared to 24% of total revenues in the three months ended March 31, 2002. The decrease in software license revenues was due to a reduction in software license revenues generated by Bottomline US offset by an increase in the foreign currency exchange rate of Bottomline Europe. Based on current product plans, we anticipate that software license revenues, as a percentage of total revenues, will remain consistent during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance revenues increased by $1.5 million to $10.6 million in the three months ended March 31, 2003 from $9.1 million in the three months ended March 31, 2002, an increase of 16%. The increase in service and maintenance revenues was primarily due to the revenue contribution from our Legal e-billing offering, which we introduced in May 2002 following our acquisition of substantially all of the assets of eVelocity Corporation, an increase in the foreign currency exchange rate of Bottomline Europe and, to a lesser extent, an increase in software maintenance revenues generated by Bottomline US. Service and maintenance revenues represented 57% of total revenues in the three months ended March 31, 2003 compared to 51% of total revenues in the three months ended March 31, 2002. Based on current product plans, we anticipate that service and maintenance revenues will remain consistent, as a percentage of total revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies revenues decreased by approximately $200,000 to $4.5 million in the three months ended March 31, 2003 from $4.7 million in the three months ended March 31, 2002, a decrease of 4%. The decrease in equipment and supplies revenues was attributable to a decrease in equipment and supplies revenues generated by Bottomline US and Bottomline Europe, offset in part by an increase in the foreign currency exchange rate of Bottomline Europe. Equipment and supplies revenues represented 24% of total revenues in the three months ended March 31, 2003 compared to 26% of total revenues in the three months ended March 31, 2002. Based on current product plans, we anticipate that equipment and supplies revenue levels will not change significantly during the remainder of the fiscal year.

Cost of Revenues

Software Licenses. Software license costs increased by $151,000 to $425,000 in the three months ended March 31, 2003 from $274,000 in the three months ended March 31, 2002. Software license costs were 12% of software license revenues in the three months ended March 31, 2003 compared to 6% of software license revenues in the three months ended March 31, 2002. The increase in software license costs as a percentage of software license revenues was primarily due to an increased share of software license revenues generated by Bottomline Europe and the increase of certain third party software used with some of our US products, on which we pay a royalty. Software license revenues generated by Bottomline Europe have historically carried a lower gross margin than Bottomline US software license revenues due to the cost of third party software that is incorporated into and sold with the Bottomline Europe software products. We anticipate that software license costs, as a percentage of software license revenues, will not change significantly during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs increased by approximately $900,000 to $5.0 million in the three months ended March 31, 2003 from $4.1 million in the three months ended March 31, 2002, an increase of 22%. Service and maintenance costs were 47% of service and maintenance revenues in the three months ended March 31, 2003 compared to 45% of service and maintenance revenues in the three months ended March 31, 2002. The increase in service and maintenance costs is attributable to an increase in US development personnel who were utilized to perform billable work, the cost of which is included in services cost of revenues, and an increase in the foreign currency exchange rate of Bottomline Europe. We anticipate that service and maintenance costs, as a percentage of service and maintenance revenues, will remain consistent during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs increased by approximately $200,000 to $3.6 million in the three months ended March 31, 2003 from $3.4 million in the three months ended March 31, 2002, an increase of 6%. Equipment and supplies costs were 81% of equipment and supplies revenues in the three months ended March 31, 2003 compared to 73% of equipment and supplies revenues in the three months ended March 31, 2002. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to reduced profit margins of Bottomline Europe, primarily resulting from an increase in shipping costs which carry no gross margin, and, to a lesser extent, higher third party costs associated with supplies that Bottomline Europe resells. Bottomline Europe began experiencing higher purchase costs during the current fiscal year and our expectation is that this higher cost structure will continue. We anticipate that equipment and supplies costs, as a percentage of equipment and supplies revenues, will remain consistent during the remainder of the fiscal year.

Operating Expenses

Sales and Marketing:

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and trade shows. Sales and marketing expenses decreased by approximately $700,000 to $4.0 million in the three months ended March 31, 2003 from $4.7 million in the three months ended March 31, 2002, a decrease of 15%. Sales and marketing expenses were 22% of total revenues in the three months ended March 31, 2003 compared to 26% of total revenues in the three months ended March 31, 2002. The majority of the decrease in sales and marketing expenses was the result of decreased personnel costs, including salaries and commissions, as a result of reduced headcount and reduced revenues in Bottomline US, offset by an increase in the foreign currency exchange rate of Bottomline Europe. We anticipate that sales and marketing expenses, as a percentage of revenues, will remain consistent during the remainder of the fiscal year.

Product Development and Engineering:

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support core product development, which continues to be focused on enhancements and revisions to existing Bottomline products based on customer feedback and marketplace demands. Product development and engineering expenses decreased by approximately $800,000 to $2.5 million in the three months ended March 31, 2003 from $3.3 million in the three months ended March 31, 2002, a decrease of 24%. The decrease in product development and engineering expenses was primarily the result of decreased personnel costs attributable to a reduction in headcount in Bottomline US and an increase in the utilization of development personnel from core development work to billable customer work, the cost of which is classified as a component of cost of revenue, offset in part by an increase in Bottomline Europe’s foreign currency exchange rate. Product development and engineering expenses were 13% of total revenues in the three months ended March 31, 2003 compared to 18% of total revenues in the three months ended March 31, 2002. We anticipate that product development and engineering expenses, as a percentage of revenues, will remain consistent during the remainder of the fiscal year.

Stock Compensation Expense. In connection with our acquisition of Flashpoint, Inc. in August 2000, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense decreased by $72,000 to approximately $31,000 in the three months ended March 31, 2003 from $103,000 in the three months ended March 31, 2002, a decrease of 70%. The decrease in stock compensation expense was due principally to the forfeiture of non-vested stock options as a result of employee separations and the completion of the vesting period for certain of the stock options. We anticipate that stock compensation expense will not change significantly during the remainder of the fiscal year.

General and Administrative:

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased by approximately $100,000 to $2.7 million in the three months ended March 31, 2003 from $2.8 million in the three months ended March 31, 2002, a decrease of 4%. The decrease in general and administrative expenses was due primarily to reduced salaries and facilities related costs in Bottomline Europe, partially offset by an increase in the foreign currency exchange rate of Bottomline Europe. General and administrative expenses were 14% of total revenues in the three months ended March 31, 2003 compared to 15% of total revenues in the three months ended March 31, 2002. We anticipate that general and administrative costs, as a percentage of revenues, will remain consistent during the remainder of the fiscal year.

Amortization of Intangible Assets:

Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions decreased by $6.1 million to $2.2 million in the three months ended March 31, 2003 from $8.3 million in the three months ended March 31, 2002. The decrease in amortization expense is due to the adoption of SFAS 142, effective July 1, 2002. Under SFAS 142, goodwill is no longer subject to recurring amortization but instead is tested for impairment annually, or more frequently when events or circumstances occur indicating that an asset might be impaired. We expect to incur a consistent amount of amortization expense each quarter for the remainder of the fiscal year.

Other Income (Expense), Net:

Other income (expense), net consists of interest income, interest expense, gains and losses on our equity investments and foreign currency transaction gains and losses. Other income (expense), net decreased by $458,000 to other expense, net of $412,000 in the three months ended March 31, 2003 from other income, net of $46,000 in the three months ended March 31, 2002. The other expense in the three months ended March 31, 2003 was primarily the result of a write-down of an equity investment in the amount of approximately $417,000. The investment was in a non-public entity, accounted for under the cost method, in which indicators of impairment which we judged to be other than temporary became present during the period. The remaining carrying value of this investment is approximately $33,000 at March 31, 2003 and the remaining carrying value of all of our equity investments is approximately $283,000 at March 31, 2003.

Provision for Income Taxes:

The provision for income taxes was $15,000 in the three months ended March 31, 2003 compared with a provision for income taxes of $113,000 in the three months ended March 31, 2002. At March 31, 2003, the provision for income taxes consisted of a small amount of US state tax expense, which will be incurred irrespective of our net operating loss position. At March 31, 2002, the provision consisted of a small amount of US state tax expense and tax expense of Bottomline Europe. At March 31, 2003, we had utilized our income tax loss carryback and, accordingly, maintained a full valuation allowance for our deferred tax assets since, based on the available evidence, it was deemed more likely than not that the deferred tax assets will not be realized.

Results of Operations

Nine Months Ended March 31, 2003 Compared to the Nine Months Ended March 31, 2002

Revenues

Total revenues decreased by $3.9 million to $52.6 million in the nine months ended March 31, 2003 from $56.5 million in the nine months ended March 31, 2002, a decrease of 7%. The decrease in revenues was attributable to a decrease in Bottomline US revenues, particularly software license revenues, offset in part by an increase in the foreign currency exchange rate at which the financial results of Bottomline Europe are translated from pounds sterling to US dollars. Revenues, based on the point of sales, rather than the location of the customer, were $30.3 million and $22.3 million in the United States and United Kingdom, respectively, for the nine months ended March 31, 2003. Revenues for the nine months ended March 31, 2002 were $34.8 million and $21.7 million in the United States and United Kingdom, respectively.

Software Licenses. Software license revenues decreased by $2.8 million to $9.7 million in the nine months ended March 31, 2003 from $12.5 million in the nine months ended March 31, 2002, a decrease of 22%. Software license revenues represented 18% of total revenues in the nine months ended March 31, 2003 compared to 22% of total revenues in the nine months ended March 31, 2002. The decrease in software license revenues was due predominantly to a reduction in software license revenues generated by Bottomline US and, to a lesser extent, by Bottomline Europe, offset in part by an increase in the foreign currency exchange rate of Bottomline Europe.

Service and Maintenance. Service and maintenance revenues increased by $1.1 million to $29.8 million in the nine months ended March 31, 2003 from $28.7 million in the nine months ended March 31, 2002, an increase of 4%. The increase in service and maintenance revenues was primarily due to the revenue contribution from our Legal e-billing offering which we introduced in May 2002 following our acquisition of substantially all of the assets of eVelocity Corporation and an increase in the foreign currency exchange rate of Bottomline Europe. Service and maintenance revenues represented 57% of total revenues in the nine months ended March 31, 2003 compared to 51% of total revenues in the nine months ended March 31, 2002.

Equipment and Supplies. Equipment and supplies revenues decreased by approximately $2.2 million to $13.1 million in the nine months ended March 31, 2003 from $15.3 million in the nine months ended March 31, 2002, a decrease of 14%. The decrease in equipment and supplies revenues was attributable to a decrease in revenues of both Bottomline US and Bottomline Europe during the nine months ended March 31, 2002, offset in part by an increase in the foreign currency exchange rate of Bottomline Europe. Equipment and supplies sales represented 25% of total revenues in the nine months ended March 31, 2003 compared to 27% of total revenues in the nine months ended March 31, 2002.

Cost of Revenues

Software Licenses. Software license costs increased by $341,000 to $1,279,000 in the nine months ended March 31, 2003 from $938,000 in the nine months ended March 31, 2002. Software license costs were 13% of software license revenues in the nine months ended March 31, 2003 compared to 8% of software license revenues in the nine months ended March 31, 2002. The increase in software license costs as a percentage of software revenues for the nine months ended March 31, 2003 was primarily due to the increase of certain third party software used with some of our Bottomline US products and an increased share of software revenues generated by Bottomline Europe. Software revenues generated by Bottomline Europe have historically carried a lower gross margin than Bottomline US software revenues due to the cost of third party software, which is incorporated into and sold with the Bottomline Europe software products.

Service and Maintenance. Service and maintenance costs increased by approximately $1.6 million to $15.6 million in the nine months ended March 31, 2003 from $14.0 million in the nine months ended March 31, 2002, an increase of 11%. Service and maintenance costs were 52% of service and maintenance revenues in the nine months ended March 31, 2003 compared to 49% of service and maintenance revenues in the nine months ended March 31, 2002. The increase in service and maintenance costs is attributable to an increase in US development personnel who were utilized to perform billable customer work, the cost of which is included as services cost of revenues. Service and maintenance costs for the nine months ended March 31, 2003 also included employee severance and separation related costs as a result of cost reduction initiatives implemented by both Bottomline US and Bottomline Europe during the first six months of fiscal 2003.

Equipment and Supplies. Equipment and supplies costs decreased by approximately $1.0 million to $10.1 million in the nine months ended March 31, 2003 from $11.1 million in the nine months ended March 31, 2002, a decrease of 9%. Equipment and supplies costs were 77% of equipment and supplies revenues in the nine months ended March 31, 2003 compared to 73% of equipment and supplies revenues in the nine months ended March 31, 2002. The decrease in equipment and supplies costs was attributable to the associated decrease in equipment and supplies revenues. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to reduced profit margins of Bottomline Europe, resulting from an increase in shipping costs which carry no gross margin and, to a lesser extent, from higher third party costs associated with supplies that Bottomline Europe resells. Bottomline Europe began experiencing higher purchase costs in the current fiscal year and our expectation is that this higher cost structure will continue.

Operating Expenses

Sales and Marketing:

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and trade shows. Sales and marketing expenses decreased by approximately $800,000 to $13.4 million in the nine months ended March 31, 2003 from $14.2 million in the nine months ended March 31, 2002, a decrease of 6%. Sales and marketing expenses were 25% of total revenues in the nine months ended March 31, 2003 and March 31, 2002. Sales and marketing expenses decreased in the US as a result of a reduction in salaries and commissions, resulting from reduced headcount and lower revenues. These reductions were partially offset with employee severance and separation related costs as a result of cost reduction initiatives implemented by Bottomline US and Bottomline Europe during the first six months of fiscal 2003 and by an increase in the foreign currency exchange rate of Bottomline Europe.

Product Development and Engineering:

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support core product development, which continues to be focused on enhancements and revisions to existing Bottomline products based on customer feedback and marketplace demands. Product development and engineering expenses decreased by approximately $1.3 million to $9.1 million in the nine months ended March 31, 2003 from $10.4 million in the nine months ended March 31, 2002, a decrease of 13%. The decrease in product development and engineering expenses was due to a reduction in salaries and employee related costs as a result of reduced US headcount and a shift in focus for certain US personnel from core development work to billable customer work, the cost of which is classified as a component of cost of revenues, offset in part by an increase in the foreign currency exchange rate of Bottomline Europe. The reductions in cost were partially offset by employee severance and separation related costs as a result of cost reduction initiatives implemented during the first six months of fiscal 2003. Product development and engineering expenses were 17% of total revenues in the nine months ended March 31, 2003 compared to 18% of total revenues in the nine months ended March 31, 2002.

Stock Compensation Expense. In connection with our acquisition of Flashpoint, Inc. in August 2000, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense decreased by $212,000 to approximately $95,000 in the nine months ended March 31, 2003 from $307,000 in the nine months ended March 31, 2002, a decrease of 69%. The decrease in stock compensation expense was due principally to the forfeiture of unvested stock options as a result of employee separations and the completion of the vesting period for certain of the stock options.

General and Administrative:

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased by approximately $100,000 to $8.5 million in the nine months ended March 31, 2003 from $8.6 million in the nine months ended March 31, 2002, a decrease of 1%. The decrease in general and administrative expenses was primarily attributable to a reduction in salaries and related costs as a result of cost reduction initiatives implemented in Bottomline US and Bottomline Europe, offset in part by an increase in the foreign currency exchange rate of Bottomline Europe. General and administrative expenses were 16% of total revenues in the nine months ended March 31, 2003 compared to 15% of total revenues in the nine months ended March 31, 2002.

Amortization of Intangible Assets:

Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions decreased by $18.3 million to $6.7 million in the nine months ended March 31, 2003 from $25.0 million in the nine months ended March 31, 2002. The decrease in amortization expense is due to the adoption of SFAS 142, effective July 1, 2002. Under SFAS 142, goodwill is no longer subject to recurring amortization but instead is tested for impairment annually, or more frequently when events or circumstances occur indicating that an asset might be impaired.

Other Expense, Net:

Other expense, net consists of interest income, interest expense, gains and losses on our equity investments and foreign currency transaction gains and losses. Other expense, net decreased by $78,000 to other expense, net of $130,000 in the nine months ended March 31, 2003 from other expense, net of $208,000 in the nine months ended March 31, 2002. The other expense, net included the write-down of an equity investment in the amount of approximately $417,000 and $450,000 in the nine months ended March 31, 2003 and March 31, 2002, respectively. During each period, indicators of investment impairment, which we judged to be other than temporary, became present. The investment is in a non-public entity accounted for under the cost method. The remaining carrying value of this investment is approximately $33,000 at March 31, 2003 and the remaining carrying value of all of our equity investments is approximately $283,000 at March 31, 2003.

Provision for Income Taxes:

The provision for income taxes was approximately $45,000 in the nine months ended March 31, 2003 compared with a provision for income taxes of approximately $203,000 in the nine months ended March 31, 2002. At March 31, 2003, the provision for income taxes consisted of a small amount of US state tax expense, which will be incurred irrespective of our net operating loss position. At March 31, 2002, the provision consisted of a small amount of US state tax expense and tax expense of Bottomline Europe. At March 31, 2003, we had utilized our income tax loss carryback and, accordingly, maintained a full valuation allowance for our deferred tax assets since, based on the available evidence, it was deemed more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by the sale of our common stock and operating activities. We had net working capital of $17.5 million at March 31, 2003, which included cash and cash equivalents totaling $23.9 million.

In December 2002, the Company extended, through December 27, 2003, its Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $5.0 million and which requires the Company to maintain certain financial covenants. Eligible borrowings are based on a borrowing base calculation of the Company’s qualifying accounts receivable, as defined in the Credit Facility. Borrowings bear interest at the bank’s prime rate (4.25% at March 31, 2003) plus one-half of one percent, are secured by substantially all U.S. owned assets of the Company and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the aggregate issuance of up to $2.0 million in letters of credit for, and on behalf of, the Company. At March 31, 2003, a $2.0 million letter of credit had been issued to the Company’s landlord as part of a lease arrangement for its corporate headquarters. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. As of March 31, 2003, there were no outstanding borrowings under the Credit Facility and we were in compliance with all financial covenants.

In February 2003, Bottomline Europe renewed, through December 31, 2003, its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2.0 million British Pound Sterling. Borrowings under this Overdraft Facility bear interest at the bank’s base rate (3.75% at March 31, 2003) plus 2% and are due on December 31, 2003. Borrowings are secured by substantially all assets of Bottomline Europe. There were no outstanding borrowings under the Overdraft Facility at March 31, 2003.

Cash used in operating activities was $2.1 million in the nine months ended March 31, 2003 and cash provided by operating activities was $2.6 million in the nine months ended March 31, 2002. Net cash used in operating activities for the nine months ended March 31, 2003 was primarily the result of the net loss, offset by the cumulative effect of an accounting change, amortization of intangible assets, depreciation of property and equipment and a decrease in accounts receivable.

Net cash used in investing activities was $1.1 million in the nine months ended March 31, 2003 and $1.8 million in the nine months ended March 31, 2002. Cash was used in the nine months ended March 31, 2003 to acquire property and equipment.

Net cash provided by financing activities was $1.1 million in the nine months ended March 31, 2003 and $15.7 million in the nine months ended March 31, 2002. Cash provided by financing activities was primarily the result of the issuance and sale of common stock to General Atlantic Partners LLC, proceeds received from the exercise of stock options and the issuance of common stock pursuant to our employee stock purchase plan, offset in part by the repurchase of our common stock under our stock repurchase program and the payment of principal on outstanding debt.

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

During the nine months ended March 31, 2003, we did not engage in:

•	material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities;

•	material trading activities in non-exchange traded commodity contracts; or

•	transactions with persons or entities that benefit from their non-independent relationship with us.

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

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. We have undergone, and are currently experiencing, slowing growth rates due to the current economic climate. A decline in revenues without a corresponding and timely slowdown in expense growth could continue to negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested annually for impairment, or more frequently when events or circumstances occur indicating that goodwill might be impaired. Effective July 1, 2002, we adopted SFAS No. 142, which required us to perform a transitional impairment test on all indefinite lived intangible assets. In connection with our transition to SFAS 142, we recorded an impairment charge of $13.8 million in relation to the goodwill of our Bottomline Europe reporting unit. In accordance with SFAS 142, this amount has been recorded retroactively to the first quarter of fiscal year 2003, and has been reported as a cumulative effect of a change in accounting principle. At March 31, 2003, the carrying value of our goodwill and our other intangible assets was $17.4 million and $6.4 million, respectively. We could be subject to impairment charges with respect to these intangible assets in future periods and such charges could have a material adverse effect on future operating results.

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

Integration of acquisitions or strategic investments could interrupt our business and our financial condition could be harmed

We have made several acquisitions of companies and assets in the past, including the acquisition of substantially all of the assets and certain of the liabilities of eVelocity Corporation in May 2002, and may, in the future, acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks. For example, in December 2002, Protel, Inc. sought to add Bottomline as a defendant in a claim by Protel alleging infringement of certain Protel patents by technology we acquired from eVelocity, which claim we subsequently settled. In addition to exposure to litigation from parties, including stockholders and creditors, affiliated with a company or business unit we acquire, our business is subject to risks that include the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	diversion of management’s focus from our core business concerns;

•	write-offs related to impairment of goodwill and other intangible assets;

•	entrance into markets in which we have no or limited prior experience or knowledge;

•	dilution to existing stockholders and earnings per share;

•	incurrence of substantial debt;

•	exposure to litigation from third parties, including claims related to intellectual property or other assets acquired or liabilities assumed; and

•	inadequacy of existing operating, financial and management information systems to support the combined organization or new operations.

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

We could incur substantial costs resulting from warranty claims or product liability claims

Our software license agreements typically contain provisions that afford customers a degree of warranty protection in the event that our software fails to conform to its written specifications. These agreements typically contain provisions intended to limit the nature and extent of our risk of warranty and product liability claims, however there is a risk that a court might interpret these terms in a limited way or could hold part or all of these terms to be unenforceable. Furthermore, some of our licenses with our customers are governed by non-U.S. law, and there is a risk that foreign law might provide us less or different protection. While we maintain general liability insurance, including coverage for errors and omissions, we cannot be sure that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims. Although we have not experienced any material warranty or product liability claims to date, a warranty or product liability claim, whether or not meritorious, could result in substantial costs and a diversion of management’s attention and our resources, which could have an adverse effect on our business, operating results and financial condition.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about December 12, 2002, an amended complaint was filed with the United States District Court for the Southern District of Ohio in the action Protel, Inc. vs. eVelocity Corporation, et. al., seeking to add Bottomline as a defendant in a claim by Protel, Inc. for an injunction, damages, attorneys fees, court costs and expenses in connection with alleged infringement of certain Protel patents by software we acquired from eVelocity. We entered into a mutual release agreement with Protel, Inc. on February 21, 2003, whereby both parties agreed to settle all claims and counterclaims in the litigation. The terms of the settlement did not have a material impact on our business, operating results or financial condition.

Item 2. Changes in Securities and Use of Proceeds

Sales of Unregistered Securities

In March 2003, the Company entered into a stock purchase agreement with funds affiliated with General Atlantic LLC (“General Atlantic”), a private equity investment firm. Pursuant to the agreement, the Company issued and sold 270,000 shares of common stock to General Atlantic at a price of $5.54 per share and received aggregate proceeds of approximately $1.5 million. The securities were offered and issued pursuant to Section 506 of Regulation D of the Securities and Exchange Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

See the Exhibit Index on page 28 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (de), INC.

Date: May 14, 2003	By:	/s/ ROBERT A. EBERLE
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ JOSEPH L. MULLEN
Joseph L. Mullen President and Chief Executive Officer

CERTIFICATIONS

I, Robert A. Eberle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bottomline Technologies (de), Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ ROBERT A. EBERLE
Robert A. Eberle Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Stock Purchase Agreement dated March 20, 2003, by and among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P.,GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. KG.

99.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002