Form 10-K
period 2003-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2003-09-26
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 30, 2003

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

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2002 was $61,219,090 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The Company has no non-voting stock.

There were 15,960,297 shares of common stock, $.001 par value per share, of the registrant outstanding as of September 10, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Business—Executive Officers and Other Key Employees of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2003, a definitive proxy statement for our annual meeting of stockholders. The information required by Items 10, 11, 12 and 13 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

PART I

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statements (including statements to the effect that we “believe,” “expect,” “anticipate,” “plan” and similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of numerous important factors, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors that May Affect Future Results.”

Item 1.    Business.

The Company

We provide a comprehensive set of solutions for financial resource management (FRM). Our software products and services enable organizations to more effectively make and collect payments, send and receive invoices and conduct electronic banking. We offer both software designed to run on-site at the customer’s location as well as hosted solutions. Our products allow our customers to leverage the Internet in automating existing operations while increasing security and fraud avoidance. By enhancing, improving and streamlining a customer’s overall financial resource management capabilities, our products complement our customers’ existing information systems, accounting applications and banking functions. As a result, our solutions can be deployed quickly and efficiently. To help our customers receive the maximum value from our products and meet their own particular needs, we also provide professional services for installation, training, consulting and product enhancement. Additionally, we offer our customers a broad range of equipment and supplies products that complement their laser check printing products.

We market our products globally with a particular focus on the United States and, through our Bottomline Europe group, the United Kingdom. We have over 5,500 customers, including approximately 50 of the Fortune 100 and 90 of the FTSE (Financial Times Stock Exchange) 100 companies.

Bottomline was originally organized as a New Hampshire corporation in 1989 and was reincorporated as a Delaware Corporation in August 1997.

Strategy

Our objective is to be the leading global provider of FRM software solutions and services. Key elements of our strategy include the following:

•	Provide a migration path to electronic financial transactions. Our products allow customers to transition from traditional paper-based financial processes to electronic processes at their own pace.

•	Focus on the Internet as the medium for invoicing, payments, and electronic banking. Our products allow enterprises to use the Internet or a corporate intranet to reduce costs, extend and link their current infrastructure, increase control and security, provide access and information across the enterprise and improve trading partner interactions.

•	Deploy US developed products in the UK, European and Global markets. Our products are designed for use in global markets, allowing us to realize economies of scale in our development functions. We intend to migrate UK customers to products initially developed for the US market by offering these customers additional functionality and benefits. We intend to leverage our local knowledge and presence in these markets to ensure we remain competitive.

•

Develop new products and services.    We intend to develop new products and services which leverage our existing offerings and customer base. To capitalize on the opportunities of the Internet and e-commerce in general, and changes in payment technologies and practices, we employ professionals who are skilled in the complex environments of e-commerce, financial electronic data interchange (EDI), payment and billing systems and banking. We intend to leverage this combination of business expertise and technical knowledge to enhance our existing offerings and deliver new products and services.

•	Reach more customers and expand our customer base globally by using a variety of sales channels, such as:

—	through the direct purchase of application and solutions;

—	through value added resellers;

—	through channel partners such as financial institutions, consultants and enterprise resource planning (ERP) providers;

—	directly or through channel partners in the form of web hosted applications on a subscription or transactional charge basis; and

—	as a fully managed service replacing in-house systems, people and processes.

•	Further penetrate customer base. We intend to further penetrate our existing customer base, which we believe is only in the early stages of implementing web-enabled payment and invoicing solutions. Additional sales opportunities to our existing customers include:

—	upgrading our installed base of clients to new web-based products;

—	extending our payments offering from a department solution to an enterprise-wide solution;

—	cross-selling our electronic bill presentment, invoice receipt and management, and legal billing offerings to our installed base who are predominantly using our disbursement products;

—	offering targeted application solutions which address a particular need in a given business environment;

—	introducing software upgrades and marketing new products; and

—	offering new payment applications that meet the regulatory requirements of the local markets in the UK and Europe.

•	Expand international capabilities. We intend to enhance our products with additional functionality to expand their use in certain international markets. We believe that this will enable us to better accommodate existing and future customer needs and give us a greater competitive advantage.

•	Pursue strategic acquisitions. We believe that significant opportunities exist to acquire industry expertise and resources to support our products, to increase our product offerings and distribution and to provide access to international markets. We intend to pursue acquisitions, which we believe will supplement our technology, as well as broaden our client base and expand our global reach.

•	Focus on key business opportunities. We intend to concentrate our efforts in markets in which we believe there is the maximum capacity for growth and where we currently have intellectual property and product leadership. Broadly, these markets are payment solutions, invoice presentment and invoice receipt management, transaction services and electronic banking.

Applications

Our FRM applications include:

•	Corporate Payments

•	Invoice Presentment and Invoice Receipt Management

•	Electronic Banking

Corporate Payments

We offer both a web-based and client server payment and reporting system capable of producing a wide variety of domestic and international payment instructions along with consolidated bank reporting of cash activity. Our web-based payments and reporting package can be accessed from a standard web browser allowing authorized users to create payments, view data or initiate reports from anywhere in the organization. We support numerous payment types, including ACH, Financial EDI, Fed Wire transfer, UK BACS, and SWIFT messaging and paper checks in most currencies. Reduced administrative expenses as well as increased control and fraud protection are among the benefits provided through the use of these products. Payment and bank account information, including account totals and detailed transaction data, can be gathered by the web-based system and accessed via the Internet, providing improved workflow, financial reporting and bank communications.

Invoice Presentment and Invoice Receipt Management

We offer a web based invoice processing system for businesses that can be deployed as both a payer side and a biller side solution. Each of these products reduces the administrative cost of invoice processing by allowing organizations to electronically send or receive and manage invoices. Our biller side product, electronic invoice presentment and payment (EIPP), is a secure, business-to-business system that allows organizations to present invoices and invoicing information, accommodate internal workflows for review and approval, provide online dispute resolution and accept payments over the Internet. Our legal e-billing product automates the receipt, reconciliation, review, approval and management of legal invoices. The legal e-billing system incorporates a rules engine, helping to ensure that charges are in conformity with preset billing parameters. We also offer a payer side solution, Invoice Receipt Management (IRM), which aggregates, formats and transfers invoice data into the customers accounts payable and accounting system electronically. For vendors unable to provide files electronically, there is a browser-accessed manual payment request screen that creates “electronic invoices” on demand.

Electronic Banking

Our electronic banking solution allows financial service providers to deploy Internet based services. The software interfaces directly to a multitude of in-house systems to provide seamless application integration across one or more financial institutions. A variety of cash management functions, including balance and transaction reporting, lockbox reporting, controlled disbursements, positive pay, check imaging, stop payments, and a broad array of electronic funds transfer instruction are supported. Real-time host links enable the financial institution to provide its corporate customer with up-to-the-minute access to critical data.

Products and Services

Our Financial Resource Management (FRM) offerings enable businesses and financial institutions to leverage the Internet to manage their critical financial transactions, cash decisions, and trading partner financial relationships. Our software products enable enterprises to control, manage and issue all payments, whether paper-based or electronic, to electronically present bills to their customers, for customers to receive and manage invoices electronically, and to access electronic banking functions. We also offer complementary add-on functionality software for our payment products that customers can select according to their specific needs, as well as hardware and supplies to complement our software product offerings. Our software products are further enhanced by an experienced and integrated consulting service and support system. These consultants help customers to plan, design, implement and manage an organization’s transition from paper-based to electronic invoicing and payments to enhance operational productivity and customer satisfaction.

PayBase

PayBase is a client/server, multi-payment platform that provides a single software solution to control, manage, and issue all payments across an entire enterprise. It allows organizations to migrate from paper-based to electronic payments as their needs require and at their own pace. PayBase is deployed across an organization’s wide area network and controlled from a centrally managed data center. A single payment file can issue paper or electronic payments. PayBase can also store and retrieve electronic images of documents and provide automatic e-mail delivery of remittance advice both internally and to third parties such as vendors, customers and employees. PayBase incorporates administration software that maintains central payment information that can be accessed from a client on the network by authorized users to approve payments and review payment status. PayBase also allows users to automatically send a digital file of all checks issued to their bank for use with a “Positive Pay” system that determines when the check is presented to the bank and whether a bank customer has in fact issued it.

Our PayBase product offers customers a variety of benefits, including:

•	Flexible payment process—paper or electronic;

•	Enterprise-wide payment access and control;

•	Operational efficiencies and cost reduction;

•	Open and scaleable technology;

•	Enhanced security and fraud protection; and

•	Multi-currency payments.

WebSeries Payments and Cash Management

WebSeries is a multi-payment, multi-currency platform that enables organizations to leverage the Internet to connect disbursement, collection and cash management needs across an enterprise, including payment requests from and delivery to point-of-need. The browser-accessed product gathers bank account information, including account totals and detailed transaction data, providing the treasury function a view into liabilities and assets before releasing payments. A consolidated payments and reporting engine improves workflow and unites financial reporting, bank communications and payments. WebSeries can issue paper and electronic payments from a single payment file. Completing the full complement of payments instructions, WebSeries also supports Financial EDI, SWIFT and Fedwire messaging. WebSeries allows users to automatically send a digital file of all checks issued to their bank for use with a “Positive Pay” system that determines when the check is presented to the bank and whether a bank customer has in fact issued it. WebSeries can also store and retrieve electronic images of printed documents from financial applications as well as provide automatic e-mail delivery of remittance advice both internally and to third parties such as vendors, customers and employees. To help organizations comply with OFAC (The Office of Foreign Asset Control) laws and regulations, WebSeries provides the ability to automatically verify all outgoing and incoming payment transactions. The WebSeries reporting engine provides balance and transaction activity against multi-bank, multi-account views uniting financial reporting across all lines of business into a single point-of-access. WebSeries incorporates administration software that maintains central payment information that can be accessed on the Internet or over an intranet by authorized users to approve payments, review payment status and correct data as appropriate.

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

NetTransact

NetTransact is a secure, interactive system that allows companies to present and receive billing information and originate payments for transactions over the Internet, that can be deployed as a hosted or software offering. NetTransact supports corporate billing applications through features that are designed to meet the specific needs of the business-to-business environment. The NetTransact product is primarily targeted at billers, and the product integrates with billers’ and payers’ existing receivables and payables management processes to provide trading partners with opportunities to communicate online before funds are transferred. Payers have the ability to review invoices, modify them if necessary, approve them for payment and schedule the date of funds transfer to take advantage of payment discount terms. Billers have online ability to respond to payer originated disputes or adjustments and to gain access to cash forecasting reports summarizing the pending payment transactions scheduled by payers.

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

WebSeries Invoice Receipt and Management

WebSeries Invoice Receipt and Management is a payer-centric product designed to help accounts payable organizations normalize the exchange of invoice data electronically between their vendors and their internal systems. The browser-based platform provides payers with electronic workflow, streamlining the process and eliminating the need to circulate paper throughout the organization. User defined business rules can automatically filter or match invoices, providing hands-free processing. Using the vendor-self help module of IRM, payers can provide their trading partners a view into the status of invoices, payments against those invoices, as well as invoices that require exception processing.

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

Transactional Services

Under Transactional Services we offer customers various services and hosted solutions that provide them with the opportunity to outsource elements of their financial operation to reduce cost and improve cash flow. The key services are:

•	Check processing and BACS (electronic payment) processing;

•	Hosted WebSeries applications; and

•	NetTransact—through channel and hosting partners

SmARt Cash

SmARt Cash is a software product that improves the efficiency of accounts receivables transactions by automating the process of matching cash receipt and remittance information to open invoices. SmARt Cash interfaces with the lockbox services of banks and receives a variety of source data, which is processed to match more accurately with the open invoices of the customer. In this manner, the SmARt Cash software helps to automate the cash application process for accounts receivables and reduces the clerical function of data entry and the errors associated with a manual process. Our SmARt Cash product is available to both banks and corporate customers.

Professional Services

Our team of service professionals draws on extensive experience in financial transactions and e-commerce to provide consulting, project implementation and training services to our clients. Consulting service professionals are available to review clients’ current payment, invoicing and cash management methods and processes, report findings and recommend changes and solutions. Project implementation professionals are available to coordinate system installation, including billing and payment design, reporting format and delivery, bank data and communication requirements, signature and authority set up and security, audit and control procedures. We offer training services to all customer personnel involved in the billing and payment cycle, including management, users and information technology personnel involved in the transition from paper-based methods to electronic methods.

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

WebSeries has three server components, each of which can be independently scaled. The Web front-end servers reside within a DMZ (DMZ is an idiom that describes a network zone normally set up for Web servers between a firewall blocking the Internet and a firewall protecting the internal network.) The Web Servers are an independently scalable collective that can be modified for the required number of simultaneous users. These servers can reside in separate physical locations as well, with the Web Servers and Business Objects residing on separate machines with another firewall between them.

WebSeries is an OLTP (On-Line Transaction Processing) system. The WebSeries platform currently supports native MS SQL Server7 and MS SQL 2000 and Oracle 8i and Oracle 9i, with support for other relational databases planned for future versions. WebSeries is a platform allowing rapid development of screens, reports and data integrations. Reports can be configured to point to other databases for their content. The Database Servers are independently tuned to handle the required transaction traffic and volume.

The Hub Servers, which support reformatting and middleware functions are configured to meet our customers’ service level requirements with respect to data availability and straight-through-processing rates. For example, since all processes are fully threaded, they can either be scaled up (larger machine) or scaled out (more machines). Included with the Hub Servers can be PayBase32 to handle the direct processing of check payments. The Hub Servers are cross-platform, and are supported on both Microsoft NT/Windows 2000 and UNIX.

The Web Servers run under both the Microsoft DNA and J2EE architectures. For the Microsoft version, the Web Servers run exclusively on Microsoft NT/Windows 2000. The software provides multi-server and multi-threaded scalability to allow unlimited concurrent user access. An integrated report writer provides an environment where the client reports and file download formats can be customized, and the Bottomline application framework allows for integration of new products, modules, and transaction types in a cost-effective manner.

The J2EE version of the Web Servers runs on any hardware that supports a Java environment. The software is configurable to support small, division-centric implementations as well as large, enterprise-level implementations. By scaling the hardware, unlimited concurrent user access can be achieved. The built-in report writer provides reporting capabilities which allow client reports to be displayed on the browser, and downloaded to client machines in various formats.

PayBase 32—PayBase32, our 32-bit payment processing software, has been designed using a client/server architecture. The server platform supports open database connectivity compliant with Unix and Windows NT databases. The server platform is the warehouse for information relating to the customer’s payment solution, including security tables, application form parameters and audit tables. The client workstation houses the PayBase executable programs. This design enables PayBase to be scaleable for both distributed and high volume centralized check printing, as well as electronic payment origination. The client workstation interacts with the database to ascertain authority, to retrieve information to create the form and to update the audit tables with transaction information and payment result information. Print output can be sent to any addressable network printer. The Electronically Sent Payments and Check Fraud Avoidance modules are bundled with communication software that allows scripting of the data transmission. Transmission can be executed from any client workstation.

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

For security, WebSeries provides Secure Socket Layer 3 and 128-bit encryption. To meet our customer security requirements, WebSeries can integrate under enterprise single sign-on portals as well as utilize third party software for user authentication and digital signatures. WebSeries also provides application level security through an administrative tool that allocates access levels for users along with types of information available to users.

Legal e-Billing—Legal e-Billing consists of three major components: 1) the Enterprise Web application; 2) the Vendor Web application and 3) the Data Center.

The Enterprise Web Application is used by corporate legal departments to review and route invoices. The Enterprise Web application runs on a Domino web server and accesses the DB2 backend database using the Lotus DB2 connector. The enterprise Web server interfaces with client’s backend systems via a data transport of encrypted files. The security architecture is based on security protocols that support firewalls, Secure Socket Layer, HTTPS and digital certificates.

The Vendor Web Application is used by law firm staff to upload files to corporate legal departments. The Vendor Web application is built on a J2EE architecture consisting of an Apache Web Server and Tomcat as the application server. Like the Enterprise web application, the Vendor web application is web-based and accessible via a standard browser using a username and password.

The Data Center is a network hub that incorporates a secure network service and operations center and consists of multiple Windows NT servers and IBM/AIX RS6000’s. The data center is built off of Domino Notes servers and accesses the DB2 backend database using the Lotus DB2 connector.

Transaction Services—Bottomline provides a managed outsource infrastructure in a secure, high-availability data center. The hardware infrastructure consists of a series of UNIX and Microsoft Windows machines, Load Balancing to provide scalability and reliability, and firewalls to secure against intrusion.

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

SmARt Cash—SmARt Cash is a web-based, multi-tier, ultra-thin client which uses an application server, relational database, and Netscape or Microsoft web server. The application is written in Java, and uses object-oriented and relational database technology. The primary elements of the application are server based and can reside on hardware running Microsoft Windows or UNIX. The product can be deployed in an intranet, extranet, or Internet applications.

Product Development and Engineering

Our product development and engineering organization included 103 persons as of June 30, 2003. There are three primary development groups: software engineering, quality assurance and technical support. We spent $13.4 million, $13.8 million, and $12.1 million on product development and engineering costs in fiscal years 2001, 2002 and 2003, respectively.

Our software engineers have substantial experience in advanced software development techniques as well as extensive knowledge of the complex processes involved in business payment and invoicing systems. Our engineers participate in the Microsoft Developer Network, Sun and Oracle developer programs and maintain extensive knowledge of software development trends.

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

Our technical support group provides all product documentation as well as technical support for released products. The technical writers are versed in current document technology and work closely with the software engineers to create and maintain documentation that is clear, current and complete. The technical support engineers are responsible for the analysis of reported software problems and work closely with customers and customer support staff. The group’s broad knowledge of our products, operating systems, communications, and printers allows them to rapidly respond to software configuration needs.

Financial Information About Geographic Areas

Based on the point of sale, rather than customer location, net sales to unaffiliated customers were $41.0 million in the United States and $30.3 million in the United Kingdom for the fiscal year ended June 30, 2003. Net sales to unaffiliated customers were $45.5 million in the United States and $28.5 million in the United Kingdom for the fiscal year ended June 30, 2002. Net sales to unaffiliated customers were $51.2 million in the United States and $26.5 million in the United Kingdom for the fiscal year ended June 30, 2001.

At June 30, 2003, long-lived assets of $15.7 million and $14.4 million were located in the United States and the United Kingdom, respectively. At June 30, 2002, long-lived assets of $18.5 million and $33.7 million were located in the United States and the United Kingdom, respectively.

Customers

Our customer base, at over 5,500 companies, is in industries such as financial services, health care, technology, communications, education, media, manufacturing and government. We provide our products and services to leading organizations across this array of industries which currently include approximately 50 of the Fortune 100 companies and 90 of the FTSE (Financial Times) 100 companies.

Sales and Marketing

Sales

As of June 30, 2003, we employed 64 sales executives worldwide, of which 38 were focused on domestic markets and 26 were focused on European markets. In addition to our direct selling efforts, we promote our products and services through strategic relationships with our channel partners.

Marketing

We promote products and services through conferences, seminars, direct marketing and trade publications. We leverage our resellers’ and channel partners’ marketing efforts to reach a larger customer audience. We maintain memberships in industry organizations such as Financial Services Technology Consortium, Microsoft Value Chain Initiative, American Bankers Association and various operating committees of NACHA—The Electronic Payments Association, the European Banking Association (EBA), SWIFT and BACS-Limited. In addition, we participate in industry conferences such as the Association for Financial Professionals, NACHA—The Electronic Payments Association, Payments, American Payroll Congress and National User Conferences of Software Partners. We also promote brand awareness through our public relations program and by advertising in respected buying guides.

Competition

We encounter competition from various sources for each of our products.

For payments and cash management, we compete primarily with companies that provide a broad offering of electronic data interchange products, companies that provide a broad spectrum of electronic payments solutions, such as CheckFree, and companies that offer laser check printing software and services, such as Payformance,

FiWare, MHC Associates, Optio Software, ACOM Solutions and IPS of Boston in the US, and Kalamazoo,

Microgen, Albany and PCF in the UK. To a lesser extent, we compete with providers of enterprise resource planning solutions and providers of traditional payment products, including check stock and check printing software and services. In addition, some financial institutions operate as outsourced providers of check printing and electronic payment services for their customers.

For electronic banking, we primarily compete with companies, such as S1, that offer a wide range of financial services, including electronic banking applications. We also encounter competition from companies that provide traditional treasury workstation solutions. These companies include Metavante, SunGard, Magnet Communications and Politzer and Haney.

The primary competitors we face in the invoicing market are BCE Emergis and eOne Global, through its subsidiary Velosant. We also, to a lesser extent, compete with CheckFree, e-Docs, Avolent, Xign, Pitney Bowes and Metavante. In the legal billing market, we compete with a number of companies, most of whom are privately owned, including DataCert, CT Corporation, Visibillity and Allegiant Systems.

Our transactional services offerings have encountered competition in the US from suppliers like Moore and in Europe from banks.

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

Although we believe that we compete favorably in our industry, the markets for payment management, electronic bill presentment, legal bill management and electronic banking software are intensely competitive and characterized by rapid technological change and a number of factors could adversely affect our ability to compete in the future, including those discussed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Certain Factors that May affect Future Results”.

Backlog

At the end of fiscal year 2003, our backlog was $25.0 million, including deferred revenues of $13.7 million. At the end of fiscal year 2002, our backlog was $22.4 million, including deferred revenues of $13.5 million. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Proprietary Rights

We rely upon a combination of patents, copyrights, trademarks and trade-secret laws to establish and maintain proprietary rights in our technology and products. We have filed 37 patent applications relating to our products as of June 30, 2003. We have been awarded two patents which expire in July 2015 and expect to receive others. We intend to continue to file patent applications as we develop new technologies.

There can be no assurance, however, that our existing patent applications, or any others that may be filed in the future, will issue or will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the issued patents will not be challenged, invalidated or circumvented. In addition, we rely upon a combination of copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. Given the rapidly changing nature of the industry’s technology, the creative ability of our development, engineering, programming, marketing and service personnel may be as or more important to our competitive position as the legal protections and rights afforded by patents. We also enter into agreements with our employees and clients that seek to limit and protect the distribution of proprietary information. There can be no assurance that the steps we have taken to protect our intellectual property, however, will be adequate to deter misappropriation of proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our proprietary rights.

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

Executive Officers and Other Key Employees of the Registrant

Our executive officers and other key employees and their respective ages as of September 16, 2003, are as follows:

Name	Age	Positions
Joseph L. Mullen	51	Chief Executive Officer, President and Director
Robert A. Eberle	42	Chief Operating Officer, Chief Financial Officer, and Director
Peter S. Fortune	44	President of Bottomline Europe
Christopher J. Bishop	46	Executive Vice President and General Manager, Payment Solutions North America
Kevin M. Donovan	33	Vice President, Finance and Treasurer
Paul J. Fannon	35	Managing Director, Payment Solutions Europe
Thomas D. Gaillard	41	Vice President and General Manager, Transaction Services North America
Craig A. Jones	46	Vice President and General Manager, Banking and Finance North America
Chris W. Peck	38	Managing Director, Group Sales Europe
Nigel K. Savory	36	Managing Director, Transaction Services Europe

Joseph L. Mullen has served as a director since July 1996 and Chief Executive Officer since August 2002. Mr. Mullen has served as President since September 2000. From September 2000 to April 2001, Mr. Mullen also served as Chief Operating Officer. From July 1996 to September 2000, Mr. Mullen served as Executive Vice

President of Operations, and from July 1991 to July 1996, he served as Vice President of Sales and Marketing. From 1977 to 1989, Mr. Mullen held a variety of positions at IBM Corporation, including Marketing Manager and Northeast Area Market Planning Manager.

Robert A. Eberle has served as a director since September 2000. Since April 2001, Mr. Eberle has served as Chief Operating Officer. Mr. Eberle has also served as Chief Financial Officer since September 1998. From September 1998 to May 2001, Mr. Eberle also served as Treasurer. From December 1996 to September 1998, Mr. Eberle served as Executive Vice President of Telxon Corporation, a mobile computing and wireless data company, with primary responsibility for its Technical Subsidiaries Group. From August 1993 to December 1996, Mr. Eberle held a variety of positions at Telxon Corporation and its subsidiary, Itronix Corporation.

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

Christopher J. Bishop has served as Executive Vice President and General Manager, Payment Solutions North America since July 2003. From May 2002 through June 2003, Mr. Bishop served as Executive Vice President of Sales and Marketing, North America. From February 2002 to May 2002 Mr. Bishop served as Vice President, Revenue Programs. From November 2000 to February 2002, Mr. Bishop served as Senior Vice President of iMcKesson, the e-health division of McKesson, Inc. From April 1997 to November 2000, Mr. Bishop held several positions with InterQual Products Group, a division of McKesson, including Senior Vice President, General Manager, and Vice President, Sales, Marketing, and Business Development. Prior to April 1997, Mr. Bishop held a variety of positions with emerging technology companies, including thirteen years at Versyss, Inc.

Kevin M. Donovan has served as Treasurer since May 2001. Mr. Donovan has also served as Vice President, Finance since January 2000. From February 1999 through December 2000, Mr. Donovan served as Corporate Controller. From September 1993 to February 1999, Mr. Donovan held several positions at Ernst & Young LLP, most recently as Audit Manager.

Paul J. Fannon has served as Managing Director, Payment Solutions Europe since July 2003. From December 2001 through June 2003 Mr. Fannon served as Managing Director, Payment Solutions for Bottomline Europe. From August 2000, the date we acquired the predecessor company, to December 2001, Mr. Fannon served as Client Services Director of Bottomline Europe. From November 1999 through August 2000, Mr. Fannon served as Client Services Director of Checkpoint Security Services Limited. From January 1998 to November 1999, Mr. Fannon served as Director of Outsourcing Services for Checkpoint Security Services Limited. Prior to January 1998, Mr. Fannon held a number of management positions with Checkpoint since joining the company in 1995. Prior to joining Checkpoint, Mr. Fannon held various positions within National Westminster Bank plc.

Thomas D. Gaillard has served as Vice President and General Manager, Transaction Services North America since July 2003. From May 2002 to June 2003, Mr. Gaillard served as Vice President, Corporate Development. From December 2001 to May 2002, Mr. Gaillard served as Chief Operating Officer of eVelocity Corporation, a provider of legal electronic invoicing solutions. From November 1999 to June 2001, Mr. Gaillard served as Chief Financial Officer for Newmarket International, a software company. From January 1992 to November 2001, Mr. Gaillard held a variety of senior management positions at NovaNET Learning, Inc.

Craig A. Jones has served as Vice President and General Manager, Banking and Finance North America since July 2003. From July 2002 to June 2003, Mr. Jones served as Vice President of Product Management. From

September 1999 to July 2002 he served as Vice President of Marketing. From October 1997 to September 1999, Mr. Jones served as Vice President of Product Management at GTE CyberTrust, an Internet based security division of GTE. Prior to October 1997, Mr. Jones held a variety of positions with emerging technology companies including Avid Technologies.

Christopher W. Peck has served as Managing Director, Group Sales Europe since July 2003. From August 2000, the date we acquired the predecessor company, through June 2003, Mr. Peck served as Group Sales Director of Bottomline Europe. From March 1994 to August 2000, Mr. Peck served as Group Sales Director of Checkpoint Security Services Limited and from March 1999 to August 2000, Mr. Peck served in the same capacity for Checkpoint Holdings. From March 1987 to March 1999 Mr. Peck held a variety of positions at Checkpoint, including National Sales Manager with responsibility for Sales and Marketing. Prior to March 1987 Mr. Peck held various positions for Johnson Matthey and James Capel Stockbrokers.

Nigel K. Savory has served as Managing Director, Transaction Services Europe since July 2003. From December 2001 through June 2003, Mr. Savory served as the Managing Director of Bottomline Europe’s Transaction Services group. From August 2000, the date we acquired the predecessor company, through December 2001, Mr. Savory served as the European Business Development Director of Bottomline Europe. From January 1998 through August 2000, Mr. Savory served as the European Business Development Director of Checkpoint Security Services Limited. From December 1995 to January 1998, Mr. Savory held a variety of senior management positions with Checkpoint Security Services Limited. Prior to December 1995 Mr. Savory held various senior positions at the Bowater Group of companies, including Sales and General Manager for the UK Security Printing operations.

Employees

As of June 30, 2003, we had a total of 389 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good.

Item 2.    Properties.

We currently lease approximately 65,000 square feet of office space at our corporate headquarters in Portsmouth, New Hampshire under a lease that expires in 2012. We also occupy leased domestic offices in San Francisco, California and Great Neck, New York.

We own approximately 16,000 square feet of office space in Reading, England and occupy leased international office space in Reading, London, and Manchester, England; and Belfast, Ireland.

Item 3.    Legal Proceedings.

On August 10, 2001, a class action complaint was filed against us in the United States District Court for the Southern District of New York: Paul Cyrek v. Bottomline Technologies, Inc.; Daniel M. McGurl; Robert A. Eberle; FleetBoston Robertson Stephens, Inc.; Deutsche Banc Alex Brown Inc.; CIBC World Markets; and J.P. Morgan Chase & Co. A consolidated amended class action complaint, In re Bottomline Technologies Inc. Initial Public Offering Securities Litigation, was filed on April 20, 2002. The amended complaint supersedes the class action complaint filed against us in the United States District Court for the Southern District of New York on August 10, 2001.

The amended complaint filed in the action asserts claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The amended complaint asserts, among other things, that the description in our prospectus for our initial public offering was materially false and misleading in describing the compensation to be earned by the underwriters of our offering, and in not describing certain alleged arrangements among underwriters and initial purchasers of our common stock from the underwriters. The amended complaint seeks damages (or, in the alternative, tender of the plaintiffs’ and the class’s Bottomline common stock and rescission of their purchases of our common stock purchased in the initial public offering), costs, attorneys’ fees, experts’ fees and other expenses.

In July 2002, Bottomline, Daniel M. McGurl and Robert A. Eberle joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the court heard oral argument on the motion in early November 2002. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline. In addition, in early October 2002, Daniel M. McGurl and Robert A. Eberle were dismissed from this case without prejudice. A special litigation committee of the board of directors of Bottomline has authorized Bottomline to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. Any such settlement would be subject to approval by the court. If the settlement is not approved, we intend to vigorously defend ourselves against this amended complaint. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2003.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters.

Our common stock is traded on The NASDAQ National Market under the symbol EPAY. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ National Market.

Period	High	Low
Fiscal 2002
First quarter	$7.06	$3.96
Second quarter	$11.99	$4.40
Third quarter	$13.10	$7.18
Fourth quarter	$10.12	$5.31
Fiscal 2003
First quarter	$6.80	$4.37
Second quarter	$6.50	$3.71
Third quarter	$7.99	$5.02
Fourth quarter	$8.75	$5.41
Fiscal 2004
First quarter (through September 10, 2003)	$8.75	$6.38

As of September 10, 2003, there were approximately 347 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on September 10, 2003 was $7.40. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

We have never paid dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock for the foreseeable future. Additionally, per the terms of our existing Loan and Security Agreement with Silicon Valley Bank, any decision to pay dividends on our common stock would be subject to the bank’s approval.

Item 6.    Selected Financial Data.

You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results shown herein are not necessarily indicative of the results to be expected for any future periods. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this annual report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us up to, and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors That May Affect Future Results” and elsewhere in this Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Software licenses	$15,885	$15,606	$23,619	$16,023	$13,021
Service and maintenance	13,217	20,495	34,181	38,169	40,865
Equipment and supplies	11,368	10,249	19,910	19,794	17,379

Total revenues	40,470	46,350	77,710	73,986	71,265
Cost of revenues:
Software licenses	261	561	2,279	1,455	1,936
Service and maintenance	6,118	10,419	18,072	18,506	20,358
Equipment and supplies	8,371	7,730	14,506	14,457	13,615

Total cost of revenues	14,750	18,710	34,857	34,418	35,909

Gross profit	25,720	27,640	42,853	39,568	35,356
Operating expenses:
Sales and marketing
Sales and marketing	10,969	13,784	23,710	19,504	17,084
Expense associated with warrants issued	—	7,954	—	—	—
Product development and engineering
Product development and engineering	3,971	8,580	13,437	13,795	12,124
In-process research and development	—	3,900	—	—	—
Stock compensation expense	—	—	349	411	71
General and administrative	4,755	8,606	13,407	11,016	11,088
Amortization of intangible assets	—	2,311	30,501	33,634	8,830

Total operating expenses	19,695	45,135	81,404	78,360	49,197

Income (loss) from operations	6,025	(17,495)	(38,551)	(38,792)	(13,841)
Other income (expense), net	726	1,830	(734)	63	(189)

Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	6,751	(15,665)	(39,285)	(38,729)	(14,030)
Provision (benefit) for income taxes	2,700	(1,400)	714	60	60

Income (loss) before cumulative effect of accounting change	4,051	(14,265)	(39,999)	(38,789)	(14,090)
Cumulative effect of accounting change	—	—	—	—	(13,764)

Net income (loss)	$4,051	$(14,265)	$(39,999)	$(38,789)	$(27,854)

Basic income (loss) per common share before cumulative effect of accounting change	$0.50	$(1.33)	$(3.12)	$(2.63)	$(0.90)
Cumulative effect of accounting change	—	—	—	—	(0.88)

Basic net income (loss) per common share	$0.50	$(1.33)	$(3.12)	$(2.63)	$(1.78)

Shares used in computing basic net income (loss) per share	7,988	10,744	12,827	14,725	15,667

Diluted income (loss) per common share before cumulative effect of accounting change	$0.43	$(1.33)	$(3.12)	$(2.63)	$(0.90)
Cumulative effect of accounting change	—	—	—	—	(0.88)

Diluted net income (loss) per common share	$0.43	$(1.33)	$(3.12)	$(2.63)	$(1.78)

Shares used in computing diluted net income (loss) per share	9,170	10,744	12,827	14,725	15,667

Other Data:
Loss before provision (benefit) for income taxes and cumulative effect of accounting change		$(15,665)	$(39,285)	$(38,729)	$(14,030)
Amortization of intangible assets		2,311	30,501	33,634	8,830
Stock compensation expense		—	349	411	71
In-process research and development		3,900	—	—	—
Expense associated with warrants issued		7,954	—	—	—
(Provision) benefit for income taxes		600	1,687	(60)	(60)

Pro forma net loss		$(900)	$(6,748)	$(4,744)	$(5,189)

The Other Data above consists of a reconciliation of the Company’s loss before the cumulative effect of accounting changes and income taxes to pro forma net loss. The Company presents non-GAAP financial measures, in the form of pro forma results which exclude certain acquisition related items—specifically amortization of intangible assets and stock compensation expense—because the Company’s management believes it is a more accurate measurement of Bottomline’s overall operating performance. The Company uses these same measures internally in evaluating and assessing the operating performance of the Company. For fiscal year 1999, the Company did not have any such items, and accordingly, no pro forma data is presented. The Other Data is not a measurement of financial performance under accounting principles generally accepted in the United States.

Certain amounts have been reclassified to comply with recent accounting pronouncements, as more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of our consolidated financial statements.

	Fiscal Year Ended June 30,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$39,699	$27,292	$13,247	$25,931	$25,802
Marketable securities	—	11,222	—	—	—
Working capital	43,710	40,976	13,563	20,700	17,564
Total assets	55,146	71,280	116,449	97,317	73,362
Long-term debt	—	—	—	253	—
Total stockholders’ equity	45,915	57,128	92,964	72,631	47,695

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

We provide a comprehensive set of solutions for financial resource management (FRM). Our software products and services enable organizations to more effectively make and collect payments, send and receive invoices and conduct electronic banking. We offer both software designed to run on-site at the customer’s location as well as hosted solutions. Our products allow our customers to leverage the Internet in automating existing operations while increasing security and fraud avoidance. By enhancing, improving and streamlining a customer’s overall financial resource management capabilities, our products complement our customers’ existing information systems, accounting applications and banking functions. As a result, our solutions can be deployed quickly and efficiently. To help our customers receive the maximum value and meet their own particular needs, we also provide professional services for installation, training, consulting and product enhancement, as well as related equipment and supplies.

During fiscal year 2001, we acquired two companies, U.K.-based Checkpoint Holdings, Ltd. (now doing business as Bottomline Europe) and Flashpoint, Inc. (Flashpoint), a professional software development company. In acquiring Bottomline Europe, we opened a new distribution channel, expanded our international reach and increased our capacity to support our global customers and channel partners.

During fiscal year 2002, we acquired substantially all of the assets and assumed certain liabilities of eVelocity Corporation (“eVelocity”), a company that provides an electronic billing service for corporate legal departments.

During fiscal year 2003, we acquired certain assets and assumed certain liabilities of the A1 Group of Companies (The) Limited (“A1”), a company that provides electronic funds transfer software and payment managed services to the UK market.

Our goal is to be the leading global provider of FRM solutions and services. Our customer base, at over 5,500 companies, is in industries such as financial services, health care, technology, communications, education, media, manufacturing and government and includes approximately half of the Fortune 100 companies and 90 of the FTSE (Financial Times Stock Exchange) 100 companies.

Our revenues are primarily derived from the following three sources:

•	Software License Fees. We derive software license revenues from our software applications, which are generally based on the number of software applications and user licenses purchased, including PayBase, WebSeries (encompassing WebSeries Payments and WebSeries Electronic Banking) NetTransact and iPoint. Fees from the sale of PayBase, WebSeries Payments and iPoint software licenses are generally recognized upon delivery of the software to the customer. Certain software arrangements, primarily those involving NetTransact and WebSeries Electronic Banking are often recognized on a percentage of completion basis over the life of the project due to the fact that they require significant customization and modification and involve extended implementation periods.

•	Service and Maintenance Fees. We derive service and maintenance revenues from (a) consulting, design, project management and training fees, (b) customer support and maintenance fees, (c) customer-specific customization of our products and (d) transactional service fees from our WebSeries Legal e-Billing product and our transactional based product offerings. Revenues relating to custom consulting, design and service fees are normally recognized at the time services are rendered. Software maintenance fees are established as a percentage, typically 18-20%, of the list price for the software license, and are prepaid annually. Support and maintenance agreements generally have a term of 12 months, renewable annually, and we recognize revenue related to customer support and maintenance fees ratably over the applicable maintenance period. Professional services revenues associated with software license arrangements that include significant customization and modification are generally recognized on a percentage of completion basis over the life of the project. Revenues relating to our WebSeries Legal e-Billing product and our other transactional-based product offerings are recognized at the time transactions are processed. Certain of our offerings, particularly our outsourced and transactional service offerings, require customers to pay a non-refundable set up or installation fee. In such cases, since the up-front payment does not reflect a separate earnings process by Bottomline, these fees are deferred and are recognized as revenue over the estimated term of the customer relationship, which is generally three years.

•	Equipment and Supplies Revenues. We derive equipment and supplies revenues from the sale of printers, check paper and magnetic ink character recognition toners. These revenues are normally recognized at the time of delivery. Equipment and supplies revenue also includes postage and shipping related charges billed to customers.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 eliminated the pooling of interests method of accounting for acquisitions, and was effective for all business acquisitions completed after June 30, 2001. Under the provisions of SFAS No. 142, which the Company adopted on July 1, 2002, intangible assets with finite useful lives are amortized over their estimated useful lives in proportion to the economic benefits consumed. Such intangible assets are subject to the impairment provisions of SFAS No. 144 (discussed below). Goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment annually, or more frequently when events or circumstances occur indicating that an asset might be impaired. Upon adoption of SFAS 142, the Company performed a transitional impairment test on all indefinite lived intangible assets, including goodwill. As more fully discussed in Note 5 to the accompanying consolidated financial statements, as a result of the transitional impairment test the Company recorded an impairment charge of $13.8 million associated with goodwill in the Bottomline Europe reporting unit. This impairment change is reflected in the Company’s consolidated statement of operations as a cumulative effect of a change in accounting principle.

Effective July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provides a single accounting model for the disposal of long-lived assets. The adoption of SFAS 144 did not have a material impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The guidance of EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 (fiscal 2004 for the Company) and companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle. Bottomline will adopt EITF 00-21 on July 1, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not believe that it will have a material impact on our consolidated financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that costs associated with an exit or disposal activity be recognized when a liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The adoption of SFAS 146 did not have a material impact on our consolidated financial statements.

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and requires new disclosures related to guarantees. The initial recognition and measurement provisions of FIN 45 were effective for guarantees issued or modified after December 31, 2002. Additionally, new disclosure requirements applicable to all guarantees subject to the scope of FIN 45, including guarantees that arose prior to December 31, 2002, are effective for financial statements issued for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements, however the Company has modified its disclosures herein as required by the pronouncement.

Effective January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 provides for alternative methods of voluntary transition to the fair value based method of accounting for stock-based employee compensation, and it requires more prominent disclosures, in both interim and annual financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS 148 is effective for interim periods beginning after December 15, 2002, and for annual periods ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our consolidated financial statements, since the Company elected to continue to account for its stock based compensation using the intrinsic value method prescribed in APB 25. However, the Company has modified its disclosures herein as required by the pronouncement.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For variable interest entities arising before February 1, 2003, FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003 (effective as of July 1, 2003 for the Company). The Company is currently evaluating the impact of FIN 46, although at this time we do not believe that it will have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Developments

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. These critical accounting policies and estimates relate to revenue recognition, goodwill and intangible assets and our equity investments. These critical policies, and our procedures related to these policies, are discussed below. In addition, refer to Note 2 to the accompanying consolidated financial statements for a discussion of all of our significant accounting policies.

Revenue Recognition

We derive our revenues from the sale of software licenses, professional services, software maintenance and equipment and supplies. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is probable. We consider a non-cancelable fully executed agreement or customer purchase order to be persuasive evidence of an arrangement. We consider delivery to have occurred upon transfer of product title to the customer, or completion of services rendered. We consider the fee to be fixed or determinable if the fee is not subject to adjustment, or if we have not granted extended payment terms to the customer (our normal payment terms do not exceed 90 days). We consider collection to be probable if our internal credit analysis indicates that the customer will be able to pay amounts as they become due under the arrangement.

Our sales arrangements can contain multiple revenue elements, such as software licenses, professional services, and hardware and software maintenance. Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements. Revenue is recognized for each element when the aforementioned revenue recognition criteria have been met.

Certain of our software development arrangements require significant customization and modification and extended implementation periods. These arrangements do not qualify for separate element revenue recognition treatment, as described above, and instead must be accounted for under contract accounting. Under contract accounting, companies must select from two generally accepted methods of accounting: the completed contract method and the percentage of completion method. The completed contract method recognizes revenue only upon contract completion, and all project costs and revenues are reported as deferred items in the balance sheet until that time. The percentage of completion method recognizes revenue on a contract as the work progresses, as a percentage of cumulative costs incurred compared to the total estimated project costs.

We have historically used the percentage of completion method of accounting for our long-term and custom contracts, since we believe that we can make reasonably dependable estimates of progress toward completion. Progress is measured based on cumulative costs incurred, as measured at the end of each reporting period, as a percentage of total expected project costs. Accordingly, the revenue we record in any reporting period for sales arrangements accounted for on a percentage of completion basis is dependent upon our estimates of the remaining costs that will be incurred in fulfilling our contractual obligations. Our estimates of total contract costs at the end of any reporting period could prove to be materially different from final actual contract costs, as determined only at subsequent stages of project completion. We solicit the input of our project professional staff on a monthly basis as well as at the end of each reporting period, for purposes of evaluating estimates toward completion, so that our estimates are based on the most recent cost projections available.

Goodwill and Intangible Assets

Effective July 1, 2002, we adopted the provisions of SFAS 142 relating to goodwill and intangible assets. We were required to perform a transitional impairment test upon adoption to determine the amount of goodwill impairment, if any. Based on the results of this impairment test, we recorded an impairment charge of $13.8 million associated with goodwill in the Bottomline Europe reporting unit. This amount has been recorded as a cumulative effect of a change in accounting principle in our consolidated statement of operations.

We utilized an outside valuation firm to assist us in calculating the required fair value amounts in connection with our impairment review. The principal component of each fair value calculation is the determination of discounted future cash flows, and there are a number of variables that we considered for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process, and —while our estimates are consistent with our internal planning assumptions—the ultimate accuracy of these estimates is only verifiable over time. The particularly sensitive components of these estimates include, but are not limited to:

•	the selection of an appropriate discount rate;

•	our projected overall revenue growth and mix of revenue;

•	our gross margin estimates (which are highly dependent on our mix of revenue);

•	the level of Bottomline US products that will be sold by Bottomline Europe;

•	our software product life cycles;

•	the attrition rate of our customers, particularly those who contribute to our recurring revenue streams (such as software maintenance);

•	our planned level of operating expenses; and

•	our effective tax rate

The use of different assumptions or projections, in some or all of the areas noted above, would likely have resulted in different fair value results, thus affecting our determination of overall goodwill impairment.

We are required to test our goodwill at least annually for impairment. In addition to the transitional impairment test we performed upon implementation of SFAS 142, we also performed our annual goodwill impairment test during the fourth quarter of the fiscal year. As a result of this test, we concluded that no further goodwill impairment had occurred. At June 30, 2003, our goodwill carrying value was $7,156,000 and $10,674,000 in our Bottomline US and Bottomline Europe reporting units, respectively. There can be no assurance that there will not be additional impairment charges recorded in subsequent periods as a result of our on-going impairment review.

In addition to our goodwill review, we also perform periodic reviews of the carrying value of our other intangible assets. These intangible assets consist of acquired technology, customer lists and customer contracts. We specifically consider whether any indicators of impairment are present, including:

•	whether there has been a significant decrease in the market price of an asset

•	whether there has been a significant adverse change in the extent or manner in which an asset is used, and

•	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made, to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity, similar to that which accompanies our goodwill valuation process. At June 30, 2003 the carrying value of our intangible assets, excluding goodwill, was $4,830,000. None of these assets were deemed to be impaired.

Equity Investments

We hold two equity investments in non-publicly traded companies over which we do not exercise significant influence. These investments are included within “Other Assets” in our consolidated balance sheet and are accounted for on a cost basis. Under the cost method of accounting, investments in non-publicly traded companies are carried at cost and are adjusted only for other than temporary declines in their fair values.

We periodically evaluate the carrying value of these investments for purposes of determining recoverability. This evaluation consists of a review of both qualitative and quantitative factors, including a review of the investee’s financial condition, results of operations, operating trends and financial ratios and, as available, forecasts and projections. We also consider the investee’s access to capital and its financing alternatives. Our review and analysis is highly dependent on receiving timely and accurate financial information from the investees. Should our analysis of these factors prove to be incorrect, our results of operations could be affected.

During the fiscal years ended June 30, 2003 and June 30, 2002, we recorded charges of $629,000 and $450,000, respectively, related to impairment that we judged to be other than temporary in our investments. The remaining carrying value of our equity investments was $71,000 at June 30, 2003.

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

Revenues

Total revenues decreased by $2.7 million to $71.3 million in the fiscal year ended June 30, 2003 from $74.0 million in the fiscal year ended June 30, 2002, a decrease of 4%.

Software Licenses.    Software license fees decreased by $3.0 million to $13.0 million in the fiscal year ended June 30, 2003 from $16.0 million in the fiscal year ended June 30, 2002, a decrease of 19%. Software license fees represented 18% of total revenues in the fiscal year ended June 30, 2003 compared to 22% of total revenues in the fiscal year ended June 30, 2002. The decrease in software license fees in dollars and as a percentage of revenues was primarily due to a reduction in software license revenues generated in the US as a result of a continued slowdown in overall information technology (IT) spending in the US, offset in part by an increase in the foreign currency exchange rate of the UK. Based on current plans, we anticipate that fiscal year 2004 software license fees will increase in fiscal year 2004.

Service and Maintenance.    Service and maintenance fees increased by $2.7 million to $40.9 million in the fiscal year ended June 30, 2003 from $38.2 million in the fiscal year ended June 30, 2002, an increase of 7%. Service and maintenance fees represented 57% of total revenues in the fiscal year ended June 30, 2003 compared to 52% of total revenues in the fiscal year ended June 30, 2002. The increase in service and maintenance fees in dollars and as a percentage of revenues was due to the revenue contribution from our WebSeries Legal eBilling offering which we introduced in May 2002 following our acquisition of substantially all of the assets of eVelocity Corporation, an increase in professional services revenues generated in Europe and an increase in the foreign currency exchange rate of the UK, offset in part by a reduction in professional services revenues generated in the US. Based on current product plans, we anticipate that fiscal year 2004 service and maintenance revenues will increase in fiscal year 2004.

Equipment and Supplies.    Equipment and supplies sales decreased by approximately $2.4 million to $17.4 million in the fiscal year ended June 30, 2003 from $19.8 million in the fiscal year ended June 30, 2002, a decrease of 12%. Equipment and supplies sales represented 24% of total revenues in the fiscal year ended

June 30, 2003 compared to 27% of total revenues in the fiscal year ended June 30, 2002. The decrease in equipment and supplies revenues was attributable to a decrease in revenues in the US and Europe as a result of the continued migration of customers to our web-based products and solutions, which are not equipment and supplies intensive, offset in part by an increase in the foreign currency exchange rate of the UK. Based on current product plans, we anticipate that fiscal year 2004 equipment and supplies revenues will approximate fiscal year 2003 levels.

Cost of Revenues

Software Licenses.    Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation, costs of licensing third-party software incorporated into our products, and royalties to Northern Trust on revenues from our NetTransact product. Software license costs increased by approximately $400,000 to $1.9 million in the fiscal year ended June 30, 2003 from $1.5 million in the fiscal year ended June 30, 2002, an increase of 27%. Software license costs increased to 15% of software license fees in the fiscal year ended June 30, 2003 compared to 9% in the fiscal year ended June 30, 2002. The increase in software license costs was due primarily to an increased share of software license revenues generated in Europe and an increase in the volume of certain third party software used with some of our US products, on which we pay a royalty. Software revenues generated in Europe have historically carried a lower gross margin than US software revenues due to the cost of third party software, which is incorporated into and sold with the Europe software products. Based on current product plans, we anticipate that fiscal year 2004 software license costs, as a percentage of revenues, will approximate fiscal year 2003 levels.

Service and Maintenance.    Service and maintenance costs include salary expense and other related costs for our customer service, maintenance and help desk support staffs, as well as third-party contractor expenses used to complement our professional services team. Service and maintenance costs increased by approximately $1.9 million to $20.4 million in the fiscal year ended June 30, 2003 from $18.5 million in the fiscal year ended June 30, 2002, an increase of 10%. Service and maintenance costs were 50% of service and maintenance revenues in the fiscal year ended June 30, 2003 compared to 48% of service and maintenance revenues in the fiscal year ended June 30, 2002. The increase in service and maintenance costs is primarily attributable to the associated increase in professional services revenues generated in Europe, an increase in the foreign currency exchange rate of the UK and an increase in US development personnel who were utilized to perform billable customer work, the cost of which is included as a component of services cost of revenues. Based on current product plans, we anticipate that fiscal year 2004 service and maintenance costs, as a percentage of revenues, will approximate fiscal 2003 levels.

Equipment and Supplies.    Equipment and supplies costs decreased by approximately $900,000 to $13.6 million in the fiscal year ended June 30, 2003 from $14.5 million in the fiscal year ended June 30, 2002. Equipment and supplies costs were 78% of equipment and supplies sales in the fiscal year ended June 30, 2003 compared to 73% in the fiscal year ended June 30, 2002. The decrease in equipment and supplies costs was attributable to the associated decrease in equipment and supplies revenues. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to reduced profit margins in Europe, resulting from an increase in shipping costs which carry no gross margin and, to a lesser extent, from higher third party costs associated with supplies that are sold in Europe. The UK began experiencing higher third party costs in the current fiscal year and our expectation is that this higher cost structure will continue. Based on current product plans, we anticipate that fiscal year 2004 equipment and supplies costs, as a percentage of revenues, will approximate fiscal year 2003 levels.

Operating Expenses

Sales and Marketing:

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and trade shows. Sales and marketing expenses decreased by $2.4 million to $17.1 million in the fiscal year ended June 30, 2003 from $19.5 million in the fiscal year ended June 30, 2002, a decrease of 12%. Sales and marketing expenses were 24% of total revenues in the fiscal year ended June 30, 2003 compared to 26% in the fiscal year ended June 30, 2002. Sales and marketing expenses decreased in the US as a result of a reduction in salaries and commissions, resulting from reduced headcount and lower revenues, particularly software revenues. These reductions were partially offset by employee severance and separation related costs as a result of cost reduction initiatives implemented in the US and in the UK during the first six months of fiscal year 2003 and by an increase in the foreign currency exchange rate of the UK. We anticipate that sales and marketing expenses will decrease, as a percentage of revenues, in fiscal year 2004.

Product Development and Engineering:

Product Development and Engineering.    Product development and engineering expenses consist primarily of personnel costs to support core product development, which continues to focus on enhancements and revisions to our products based on customer feedback and marketplace demands. Product development and engineering expenses decreased by approximately $1.7 million to $12.1 million in the fiscal year ended June 30, 2003 from $13.8 million in the fiscal year ended June 30, 2002, a decrease of 12%. Product development and engineering expenses were 17% of total revenues in the fiscal year ended June 30, 2003 compared to 19% in the fiscal year ended June 30, 2002. The decrease in product development and engineering expenses was due to a reduction in salaries and employee related costs as a result of reduced US headcount and a shift in focus for certain US personnel from core development work to billable customer work, the cost of which is classified as a component of cost of revenues. The reductions in cost were partially offset by employee severance and separation related costs as a result of cost reduction initiatives implemented during fiscal year 2003, and by an increase in the foreign currency exchange rate of the UK. We anticipate that product development and engineering expenses will decrease, as a percentage of revenues, in fiscal year 2004.

Stock Compensation Expense.    In connection with our acquisition of Flashpoint, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for options to purchase our common stock, and recorded deferred compensation of $1.3 million relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options and resulted in $71,000 and $411,000 of stock compensation expense for the fiscal years ended June 30, 2003 and June 30, 2002, respectively. The decrease in stock compensation expense was due principally to the forfeiture of unvested stock options as a result of employee separations and the completion of the vesting period for certain of the stock options. The remaining, unamortized deferred compensation balance of $78,000 at June 30, 2003 will be fully amortized during fiscal year 2004.

General and Administrative:

General and Administrative.    General and administrative expenses consist primarily of salaries and other related costs for operations, finance, information technologies, legal and accounting services and general corporate overhead. General and administrative expenses increased by approximately $100,000 to $11.1 million in the fiscal year ended June 30, 2003 from $11.0 million in the fiscal year ended June 30, 2002, an increase of 1%. General and administrative expenses were 16% of total revenues in the fiscal year ended June 30, 2003 compared to 15% in the fiscal year ended June 30, 2002. The increase in general and administrative expenses was attributable to an increase in facility related expenses, due to a full year in our US headquarters facility, and an increase in the foreign currency exchange rate of the UK, offset in part by a reduction in salaries and related costs as a result of cost reduction initiatives implemented in the US and Europe. We anticipate that general and administrative expenses will decrease, as a percentage of revenues, in fiscal year 2004.

Amortization of Intangible Assets:

Amortization of Intangible Assets.    Amortization of intangible assets decreased by $24.8 million to $8.8 million in the fiscal year ended June 30, 2003 from $33.6 million in the fiscal year ended June 30, 2002. The decrease in amortization expense is due to the adoption of SFAS 142, effective July 1, 2002. Under SFAS 142, goodwill is no longer subject to recurring amortization but instead is tested for impairment annually, or more frequently when events or circumstances occur indicating that an asset might be impaired.

Other Income (Expense), Net

Interest Income.    Interest income was $272,000 in the fiscal year ended June 30, 2003 compared to $369,000 in the fiscal year ended June 30, 2002. The decrease in interest income was attributable to a decrease in the rate of return, due to declining interest rates, on our investments during the fiscal year.

Interest Expense.    Interest expense was $28,000 in the fiscal year ended June 30, 2003 compared to $19,000 in the fiscal year ended June 30, 2002. Interest expense relates predominantly to interest associated with a promissory note assumed by Bottomline US in connection with the acquisition of certain assets of eVelocity in May, 2002.

Other Expense, Net.    Other expense, net consists of losses on our equity investments and foreign currency transaction gains and losses. Other expense, net increased by $146,000 to $433,000 in the fiscal year ended June 30, 2003 from $287,000 in the fiscal year ended June 30, 2002. The other expense, net included impairment losses on our equity investments, which we judged to be other than temporary, in the amounts of $629,000 and $450,000 in the fiscal years ended June 30, 2003 and June 30, 2002. The investments are in non-public entities accounted for under the cost method. The carrying value of all of our equity investments was approximately $71,000 and $700,000 at June 30, 2003 and June 30, 2002, respectively.

Provision for Income Taxes.    The provision for income taxes consists of a small amount of US state tax expense which will be incurred irrespective of out net operating loss position, and was $60,000 for the fiscal years ended June 30, 2003 and June 30, 2002.

Cumulative Effect of Accounting Change.    Upon adoption of SFAS 142 on July 1, 2002, the Company recorded an impairment charge of $13.8 million associated with impairment of goodwill in the Bottomline Europe reporting unit. This amount has been reported as a cumulative effect of an accounting change, as required by SFAS 142, in the fiscal year ended June 30, 2003. There were no comparable items in the year ended June 30, 2002.

Net Loss.    Net loss decreased by $10.9 million to a $27.9 million loss in the fiscal year ended June 30, 2003 from a $38.8 million loss in the fiscal year ended June 30, 2002. The decrease in the net loss was primarily due to the adoption of SFAS 142 under which goodwill is no longer subject to recurring amortization, offset by a goodwill impairment charge of $13.8 million which was recorded as a cumulative effect of a change in accounting principle. We anticipate a decrease in the net loss for fiscal year 2004, principally as the result of a reduction in amortization expense on certain finite lived intangible assets of the Bottomline Europe reporting unit which will become fully amortized during 2004.

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

Service and Maintenance.    Service and maintenance fees increased by $4.0 million to $38.2 million in the fiscal year ended June 30, 2002 from $34.2 million in the fiscal year ended June 30, 2001, an increase of 12%. Service and maintenance fees represented 52% of total revenues in the fiscal year ended June 30, 2002 compared to 44% of total revenues in the fiscal year ended June 30, 2001. The increase in service and maintenance fees as a percentage of revenues was due to a full year of revenue contribution from Bottomline Europe, two months of service revenues contributed by our eVelocity acquisition, strong recurring maintenance revenues from our existing installed customer base, as well as lower software license fees in fiscal year 2002.

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

Cost of Revenues

Software Licenses.    Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation, costs of licensing third-party software incorporated into our products, and royalties to Northern Trust on revenues from our NetTransact product. Software license costs decreased by approximately $800,000 to $1.5 million in the fiscal year ended June 30, 2002 from $2.3 million in the fiscal year ended June 30, 2001, a decrease of 35%. Software license costs decreased to 9% of software license fees in the fiscal year ended June 30, 2002 compared to 10% in the fiscal year ended June 30, 2001. The decrease in software license costs was due primarily to the associated decrease in software license revenues. The decrease of software license costs as a percentage of software license revenues was due primarily to a write down, in the fiscal year ended June 30, 2001, of third-party software acquired for resale and held in inventory, partially offset by a full year contribution from Bottomline Europe.

Service and Maintenance.    Service and maintenance costs include salary expense and other related costs for our customer service, maintenance and help desk support staffs, as well as third-party contractor expenses used to complement our professional services team. Service and maintenance costs increased by approximately $400,000 to $18.5 million in the fiscal year ended June 30, 2002 from $18.1 million in the fiscal year ended June 30, 2001, an increase of 2%. Service and maintenance costs were 48% of service and maintenance revenues in the fiscal year ended June 30, 2002 compared to 53% of service and maintenance revenues in the fiscal year ended June 30, 2001. The increase in service and maintenance costs was due primarily to a higher number of percentage of completion revenue projects during the year. These percentage of completion revenue projects generally require additional resources from our development team, which then become part of service and maintenance cost of sales. The decrease in service and maintenance costs as a percentage of service and maintenance revenues is primarily the result of cost reductions implemented in the fourth quarter of fiscal 2001.

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

Amortization of Intangible Assets:

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

Interest Expense.    Interest expense was $19,000 in the fiscal year ended June 30, 2002 compared to $1.5 million in the fiscal year ended June 30, 2001. The interest expense in the fiscal year ended June 30, 2001 was due to interest expense on promissory notes issued in connection with our acquisition of Bottomline Europe, which were retired in exchange for our common stock in the quarter ended June 30, 2001.

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

Provision (Benefit) for Income Taxes.    Provision for income taxes was $60,000 for the fiscal year ended June 30, 2002, which represents a decrease of $654,000 from a $714,000 provision in the fiscal year ended June 30, 2001. The effective tax rate in the fiscal year ended June 30, 2002 was 0.2% compared to 1.8% in the fiscal year ended June 30, 2001. The effective tax rate of 0.2% and 1.8% in fiscal years June 30, 2002 and 2001, respectively, differed from the federal statutory rate due principally to the recording of a full valuation allowance for the deferred tax assets, primarily goodwill amortization and a net operating loss carry forward, and non-deductible goodwill amortization. As of June 30, 2002 and 2001, our net deferred tax assets were fully reserved since, based on the available evidence, it was deemed more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $9.8 million in the fiscal year ended June 30, 2002.

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

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We had net working capital of $17.6 million at June 30, 2003, including cash and cash equivalents totaling $25.8 million.

In October 2001, the Company entered into a lease amendment for our corporate headquarters. In connection with the lease amendment, we issued a $2 million letter of credit to our landlord (see Note 8 of our consolidated financial statements). Also in connection with the lease amendment, we issued to the landlord 100,000 shares of our common stock and a warrant to purchase an additional 100,000 shares of our common stock at an exercise price of $4.25 per share. The warrant was fully vested and exercisable upon issuance and expires in October 2004. The fair value of the common stock and warrant issued, $750,000, was capitalized and is being amortized as rent expense over the term of the lease. The warrant was valued using the Black-Scholes method of valuation.

During fiscal year 2002, our Board of Directors authorized a repurchase program for the repurchase of our common stock. The repurchase program was amended twice and at June 30, 2003, we had repurchased an aggregate total of $6.2 million of our common stock under these repurchase programs. A portion of the shares repurchased by the Company have been reissued in connection with the exercise of employee stock options and in connection with shares issued under our employee stock purchase plan.

In January 2002, we entered into a stock purchase agreement with entities affiliated with General Atlantic Partners, LLC (General Atlantic), a global private equity investment firm, whereby we issued 2.1 million shares of common stock at $8.25 per share, generating gross proceeds of approximately $17.3 million to us.

In May 2002, in connection with our acquisition of substantially all of the assets and assumption of certain liabilities of eVelocity, we assumed the obligation on a promissory note issued to a third party in the principal amount of $758,600 plus accrued interest. Under the terms of the promissory note, principal plus accrued interest is due in three equal installments. The first two installments were paid on May 31, 2002, and February 15, 2003, respectively. The third and final payment of principal and interest is due on February 15, 2004. The promissory note accrues interest at the prime rate (4.00% at June 30, 2003) plus 2%.

In December 2002, the Company extended, through December 27, 2003, its Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $5 million and requires the Company to maintain certain financial covenants. Eligible borrowings are based on a borrowing base calculation of the Company’s eligible accounts receivable as defined in the Credit Facility. Borrowings under the Credit Facility are secured by substantially all US owned assets of the Company, bear interest at the bank’s prime rate (4.00% at June 30, 2003) plus one-half of one percent and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2003, a $2 million letter of credit has been issued to the Company’s landlord as part of a lease amendment for its corporate headquarters. There were no outstanding borrowings under the Credit Facility at June 30, 2003.

In February 2003, the Company’s subsidiary, Bottomline Europe, renewed through December 31, 2003, its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (3.75% at June 30, 2003) plus 2% and are due on the expiration date of the Overdraft Facility. As disclosed in Note 14 of our consolidated financial statements, Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility. There were no outstanding borrowings under the Overdraft Facility at June 30, 2003.

In March 2003, we entered into a stock purchase agreement with General Atlantic, an affiliate of the Company, whereby we issued 270,000 shares of common stock at $5.54 per share, generating gross proceeds of approximately $1.5 million to us.

In May 2003, we acquired certain assets and assumed certain liabilities of the A1 Group of Companies (The) Limited (“A1”). The purchase price consideration, as measured at exchange rates in effect at the date of the acquisition, was approximately $302,000 in cash. In addition to the initial purchase consideration, there is consideration payable to A1 of up to $124,000 (based on fiscal year-end exchange rates) pending the outcome of a detailed review and evaluation of A1’s customer lists and customer contracts that we acquired. We expect to make any required additional payments of consideration no later than November 30, 2003.

Net cash provided by operating activities was $571,000 in the fiscal year ended June 30, 2003 and $4.6 million in the fiscal year ended June 30, 2002. Net cash used in operating activities was $1.5 million in the fiscal year ended June 30, 2001. Net cash provided by operating activities for the fiscal year ended June 30, 2003 was primarily due to decreases in accounts receivable, inventory, prepaid expenses, and other assets, offset by the net loss as adjusted for non-cash items. Net cash provided by operating activities for the fiscal year ended June 30, 2002 was primarily due to decreases in accounts receivable and refundable income taxes, partially offset by the net loss as adjusted for non-cash items. Net cash used in operating activities for the fiscal year ended June 30, 2001 was primarily due to the net loss as adjusted for non-cash items and decreases in accounts payable and accrued expenses, partially offset by decreases in accounts receivable, inventory, prepaid expenses, and increases in deferred revenues.

Net cash used in investing activities was $2.1 million, $5.2 million and $3.7 million in the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Cash was primarily used in the fiscal years ended June 30, 2003, 2002, and 2001, to acquire property and equipment and to acquire other businesses. We expect to incur consistent levels of capital expenditure obligations in fiscal year 2004.

Net cash provided by financing activities was $1.2 million in the fiscal year ended June 30, 2003 and $13.2 million in the fiscal year ended June 30, 2002. Net cash used in financing activities was $8.8 million in the fiscal year ended June 30, 2001. Net cash provided by financing activities for the fiscal year ended June 30, 2003 was primarily the result of proceeds received from the sale of our common stock to General Atlantic, the exercise of stock options and the exercise of options under the employee stock purchase plan, partially offset by the repurchase of our common stock and payments on long term debt. Net cash provided by financing activities in the fiscal year ended June 30, 2002 was primarily the result of proceeds received from the sale of our common stock to General Atlantic partially offset by the repurchase of our common stock. Net cash used in financing activities in the fiscal year ended June 30, 2001 was primarily the result of the payment of liabilities assumed as part of the acquisition of Bottomline Europe.

We lease our principal office facility in Portsmouth, New Hampshire under a non-cancelable operating lease expiring in fiscal year 2012. In addition to the base term, we have two five-year options to extend the term of the lease. Rent payments are fixed for the term of the lease, subject to increases each year, based on fluctuations in the consumer price index. We are additionally obligated to pay certain incremental operating expenses over the base rent. We also lease domestic facilities in San Francisco, California; New York, New York; Great Neck, New York and Boston, Massachusetts. We own office space in Reading, England and lease facilities in Reading, London, and Manchester, England; and Belfast, Ireland.

In addition, we have various operating leases for office equipment and vehicles. Our lease obligations for facilities, office equipment and vehicles for each of the next five fiscal years and thereafter are as follows:

•	2004: $2.6 million

•	2005: $2.1 million

•	2006: $1.8 million

•	2007: $1.9 million

•	2008: $1.8 million

•	2009 and thereafter: $5.8 million.

As of June 30, 2003 and 2002 our deferred tax assets had been fully reserved since given the available evidence it was deemed more likely than not that the deferred tax assets would not be realized.

On March 7, 2002, there was a change in the U.S. federal tax law to allow companies to carryback, for an additional three-year period, net operating losses for the tax years ending 2001 and 2002. As a result of this change, we recorded approximately $772,000 in federal tax refunds. As this amount of additional carryback opportunity related entirely to the tax benefit associated with the exercise of non-qualified stock options, such benefit was recorded as an increase to additional paid-in capital. At June 30, 2003, we have available net US operating loss carry-forwards of $19.2 million, which expire at various times through the year 2023. We also have $2.1 million of foreign net operating losses available with no statutory expiration date and $1.2 million of research and development tax credits available, which expire at various times through the year 2023.

We believe that the cash generated from operations and cash equivalents on hand will be sufficient to meet our working capital requirements for at least the next twelve months. We also may receive additional investments from, and make investments in, customers or other companies. We also may undertake additional business or asset acquisitions.

During the twelve months ended June 30, 2003, we did not engage in:

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

The slowdown in the economy has affected the market for information technology solutions, including our products and services, and if this slowdown continues our future financial results could be materially adversely affected

As a result of continuing unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for our products and services has been adversely affected. This has resulted in decreased revenues, particularly software license revenues, and a decline in our growth rate. To date, the US marketplace has been particularly affected but there can be no assurance that this trend will not extend, to the same degree, to the UK marketplace. Our future results will be materially and adversely affected if this slowdown continues or worsens and our revenues continue to be adversely impacted. In connection with the economic slowdown, we have implemented several cost reduction initiatives in an attempt to improve our profitability. If current economic conditions continue or worsen, these cost reductions may prove to be inadequate and we may experience a material adverse impact on our business, operating results, and financial condition.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

Our products and services have considerably varied gross margins. Software revenues in general yield significantly higher gross margins than do our service, maintenance, and equipment and supplies revenue streams. In the past year we have experienced a decrease in software license fees, particularly in the US, as a result of the continued slowdown in overall IT spending. If software license fees continue to decline or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly affected.

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested annually for impairment, or more frequently when events or circumstances occur indicating that goodwill might be impaired. Effective July 1, 2002, we adopted SFAS No. 142, which required us to perform a transitional impairment test on all indefinite lived intangible assets. In connection with our transition to SFAS 142, we recorded an impairment charge of $13.8 million in relation to the goodwill of our Bottomline Europe reporting unit. At June 30, 2003, the carrying value of our goodwill and our other intangible assets was $17.8 million and $4.8 million, respectively. We could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges could have a material adverse effect on our future operating results.

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

Integration of acquisitions or strategic investments could interrupt our business and our financial condition could be harmed

We have made several acquisitions of companies and assets in the past, including the acquisition of substantially all of the assets and certain of the liabilities of eVelocity Corporation in May 2002, and may, in the future, acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks. For example, in December 2002, Protel, Inc. sought to add Bottomline as a defendant in a claim by Protel alleging infringement of certain Protel patents by technology we acquired from eVelocity, which claim we subsequently settled. In addition to exposure to litigation from parties, including stockholders and creditors, affiliated with a company or business unit we acquire, our business is subject to risks that include the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	diversion of management’s focus from our core business concerns;

•	write-offs related to impairment of goodwill and other intangible assets;

•	entrance into markets in which we have no or limited prior experience or knowledge;

•	dilution to existing stockholders and earnings per share;

•	incurrence of substantial debt;

•	exposure to litigation from other third parties, including claims related to intellectual property or other assets acquired or liabilities assumed; and

•	inadequacy of existing operating, financial and management information systems to support the combined organization or new operations.

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

We must attract and retain highly skilled personnel with knowledge in e-commerce, payment, cash management and invoice presentment methodology and Internet and other technologies

We believe that our success is in part dependent upon our ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in e-commerce, payment, cash management and invoice methodology and Internet and other technologies. Competition for qualified personnel is intense. As a result, we may experience increased compensation costs that may not be offset through either improved productivity or higher sales prices. There can be no assurances that we will be successful in attracting, recruiting or retaining existing personnel. Based on our experience, it takes an average of nine months for a salesperson to become fully productive. We cannot assure you that we will be successful in increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

We could be adversely affected if we are unable to protect our proprietary technology and could be subject to litigation regarding our intellectual property rights, causing serious harm to our business

We rely upon a combination of patent, copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. However, we cannot assure you that our patents, pending applications for patents that may issue in the future, or other intellectual property will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the patents will not be challenged, invalidated or circumvented. We enter into agreements with our employees and customers that seek to limit and protect the distribution of proprietary information. Despite our efforts to safeguard and maintain our proprietary rights, there can be no assurance that such rights will remain protected or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our exposure to financial risk, including changes in interest rates, relates primarily to cash and cash equivalents. These investments bear interest at a variable interest rate, which is subject to market changes. We have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. We have not had any derivative instruments in the past and do not presently plan to in the future. Our investment portfolio consists of demand deposit accounts, money market mutual funds and investment accounts. Due to the short-term average maturity of the investment portfolio, a sudden sharp change in interest rates would not have a material adverse effect on the value of the portfolio. Based on our investment portfolio and interest rates, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $132,000, $259,000 and $258,000 for the fiscal years ended 2001, 2002 and 2003, respectively, in our results from operations and cash flows.

Foreign currency exchange rate risk

Since our acquisition of Bottomline Europe on August 28, 2000, we have had operations located in the United Kingdom, where the functional currency is British Pound Sterling (the Pound). We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Although the Pound has not historically experienced significant fluctuations over a short period of time, our financial results could be significantly affected by changes in foreign currency exchange rates. A 10% increase or decrease in the average exchange rate between the Pound and the dollar would result in an increase or decrease to revenue of approximately $2,655,000, $2,852,000, and $3,030,000 for the fiscal years ended June 30, 2001, 2002 and 2003, respectively. A 10% increase or decrease in the average exchange rate between the Pound and the dollar would result in an increase or decrease to net loss of approximately $2,062,000, $2,377,000, and $2,251,000 for the fiscal years ended June 30, 2001, 2002 and 2003, respectively.

Item 8.    Financial Statements and Supplementary Data.

Index to Financial Statements, Financial Statements and Supplementary Data appear on pages 43 to 69 of this Annual Report on Form 10-K.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

See “Executive Officers and Other Key Employees of the Registrant” in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of the fiscal year ended June 30, 2003. The information required by this item is incorporated herein by reference to the information contained under the captions “Proposal I—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Item 11.    Executive Compensation.

The information required by this item is incorporated herein by reference to the information contained under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Stock Performance Graph,” “Employment and Severance Agreements” and “Report of the Compensation Committee on Executive Compensation” of the Proxy Statement.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements—see “Index to Financial Statements”	43

(2)	Financial Statement Schedule for the Years Ended June 30, 2001, 2002 and 2003: Schedule II—Valuation and Qualifying Accounts	42

	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)	Exhibits:

	Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index, which is incorporated herein by reference.	71

(b)  Reports on Form 8-K

We filed the following current reports on Form 8-K during the quarter ended June 30, 2003:

On April 29, 2003 we furnished a current report on Form 8-K dated April 29, 2003 under Item 9 containing a copy of our earnings release for the three and nine months ended March 31, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS

Years Ended June 30, 2001, 2002 and 2003

		Additions
Year Ended	Balance at Beginning of Year	(Charged to Costs and Expenses)	Acquisitions(1)	Recoveries	Deductions(2)	Balance at End of Year
	(in thousands)
June 30, 2001	$1,097	728	485	12	592	$1,730
June 30, 2002	$1,730	466	—	—	515	$1,681
June 30, 2003	$1,681	76	—	—	75	$1,682

(1)	Acquisitions represent the allowance for doubtful accounts balances assumed by Bottomline in connection with the purchases of Flashpoint and Bottomline Europe.
(2)	Deductions are principally write-offs.

BOTTOMLINE TECHNOLOGIES (de), INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the consolidated financial statement schedule listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

July 30, 2003, except for Note 15,

as to which the date is September 18, 2003

BOTTOMLINE TECHNOLOGIES (de), INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,931	$25,802
Accounts receivable, net of allowances for doubtful accounts and returns of $1,681 at June 30, 2002 and $1,682 at June 30, 2003	15,242	13,281
Inventory, net	1,065	1,036
Prepaid expenses and other current assets	3,148	3,112

Total current assets	45,386	43,231
Property, plant and equipment, net	6,955	6,447
Goodwill	30,751	17,830
Customer lists, net	6,392	1,243
Core technology, net	5,434	2,563
Other intangibles, net	963	1,024
Other assets	1,689	1,024

Total assets	$97,570	$73,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,310	$5,712
Accrued expenses	5,671	6,005
Deferred revenue and deposits	13,452	13,697
Current portion of long-term debt	253	253

Total current liabilities	24,686	25,667
Long-term debt	253	—

Total liabilities	24,939	25,667
Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—16,089 at June 30, 2002, and 16,501 at June 30, 2003; outstanding shares—15,584 at June 30, 2002, and 15,961 at June 30, 2003	16	17
Additional paid-in-capital	164,022	164,809
Deferred compensation	(474)	(78)
Accumulated other comprehensive income	182	1,628
Treasury stock: 505 shares at June 30, 2002, and 540 shares at June 30, 2003, at cost	(4,538)	(4,250)
Accumulated deficit	(86,577)	(114,431)

Total stockholders’ equity	72,631	47,695

Total liabilities and stockholders’ equity	$97,570	$73,362

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2001	2002	2003
	(in thousands, except per share data)
Revenues:
Software licenses	$23,619	$16,023	$13,021
Service and maintenance	34,181	38,169	40,865
Equipment and supplies	19,910	19,794	17,379

Total revenues	77,710	73,986	71,265
Cost of revenues:
Software licenses	2,279	1,455	1,936
Service and maintenance	18,072	18,506	20,358
Equipment and supplies	14,506	14,457	13,615

Total cost of revenues	34,857	34,418	35,909

Gross profit	42,853	39,568	35,356
Operating expenses:
Sales and marketing	23,710	19,504	17,084
Product development and engineering:
Product development and engineering	13,437	13,795	12,124
Stock compensation expense	349	411	71
General and administrative	13,407	11,016	11,088
Amortization of intangible assets	30,501	33,634	8,830

Total operating expenses	81,404	78,360	49,197

Loss from operations	(38,551)	(38,792)	(13,841)
Interest income	988	369	272
Interest expense	(1,472)	(19)	(28)
Other expense, net	(250)	(287)	(433)

Other income (expense), net	(734)	63	(189)

Loss before provision for income taxes and cumulative effect of accounting change	(39,285)	(38,729)	(14,030)
Provision for income taxes	714	60	60

Loss before cumulative effect of accounting change	(39,999)	(38,789)	(14,090)
Cumulative effect of accounting change	—	—	(13,764)

Net loss	$(39,999)	$(38,789)	$(27,854)

Basic and diluted loss per common share before cumulative effect of accounting change	$(3.12)	$(2.63)	$(0.90)
Cumulative effect of accounting change	—	—	(0.88)

Basic and diluted net loss per common share	$(3.12)	$(2.63)	$(1.78)

Shares used in computing basic and diluted net loss per share	12,827	14,725	15,667

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

	Year ended June 30, 2001, 2002 and 2003
	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balances at June 30, 2000	11,226	$11			$64,914	—	$(8)	$(7,789)	$57,128
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	223	—			1,681	—	—	—	1,681
Issuance of stock and warrants in connection with acquisitions	1,592	2			56,556	$(1,251)	—	—	55,307
Conversion of promissory notes issued in connection with acquisitions	733	1			21,558	—	—	—	21,559
Amortization of deferred stock compensation	—	—			—	349	—	—	349
Net loss								(39,999)	(39,999)
Unrealized gain on available-for-sale securities	—	—			—	—	14	—	14
Foreign currency translation adjustment	—	—			—	—	(3,075)	—	(3,075)

Comprehensive loss									(43,060)

Balances at June 30, 2001	13,774	$14			$144,709	$(902)	$(3,069)	$(47,788)	$92,964
Repurchase of common stock to be held in treasury	—	—	530	$(4,057)	—	—	—	—	(4,057)
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	115	—	(149)	619	441	—	—	—	1,060
Receipt of common stock in connection with customer payment	—	—	124	(1,100)	—	—	—	—	(1,100)
Issuance of common stock and warrants in connection with property lease	100	—	—	—	750	—	—	—	750
Proceeds from sale of common stock	2,100	2	—	—	17,244	—	—	—	17,246
Tax benefit associated with non qualified stock option exercises	—	—	—	—	895	—	—	—	895
Amortization of deferred stock compensation	—	—	—	—	(17)	428	—	—	411
Net loss								(38,789)	(38,789)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(6)	—	(6)
Foreign currency translation adjustment	—	—	—	—	—	—	3,257	—	3,257

Comprehensive loss									(35,538)

Balances at June 30, 2002	16,089	$16	505	$(4,538)	$164,022	$(474)	$182	$(86,577)	$72,631
Repurchase of common stock to be held in treasury	—	—	201	(1,075)	—	—	—	—	(1,075)
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	142	—	(166)	1,363	(230)	—	—	—	1,133
Proceeds from sale of common stock	270	1			1,465	—	—	—	1,466
Tax benefit associated with non qualified stock option exercises	—	—	—	—	(123)	—	—	—	(123)
Amortization of deferred stock compensation	—	—		—	(325)	396	—	—	71
Net loss								(27,854)	(27,854)
Foreign currency translation adjustment	—	—		—	—	—	1,446	—	1,446

Comprehensive loss									(26,408)

Balances at June 30, 2003	16,501	$17	540	$(4,250)	$164,809	$(78)	$1,628	$(114,431)	$47,695

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2001	2002	2003
	(in thousands)
Operating activities
Net loss	$(39,999)	$(38,789)	$(27,854)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	—	13,764
Amortization of intangible assets	30,501	33,634	8,830
Depreciation and amortization of property and equipment	3,584	3,035	2,523
Deferred income tax expense	3,170	—	—
Interest expense associated with loan note conversion	1,434	—	—
Provision for allowances on accounts receivable	728	466	76
Provision for allowances for obsolescence of inventory	744	242	—
Deferred compensation expense	349	411	71
Common stock accepted as payment from customer	—	(811)	—
Gain on foreign exchange	—	(105)	(204)
Changes in operating assets and liabilities:
Accounts receivable	583	3,690	2,479
Inventory, prepaid expenses and other current assets and other assets	902	164	671
Refundable income taxes	(1,354)	2,520	—
Accounts payable, accrued expenses and deferred revenue and deposits	(1,245)	134	215
Income taxes payable	(901)	—	—

Net cash provided by (used in) operating activities	(1,504)	4,591	571
Investing activities
Purchases of marketable securities	(988)	(2,248)	—
Proceeds from sales and maturities of marketable securities	12,225	2,248	—
Purchases of property and equipment, net	(2,117)	(3,707)	(1,840)
Acquisition of businesses and assets, net of cash acquired	(11,415)	(1,483)	(298)
Purchases of equity investments	(1,400)	—	—

Net cash used in investing activities	(3,695)	(5,190)	(2,138)
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	1,681	1,060	1,133
Payment of certain liabilities assumed upon acquisition	(10,272)	(772)	—
Payment of principal on long term debt	—	(253)	(253)
Payment of bank financing fees	—	(25)	(25)
Repurchase of common stock	—	(4,057)	(1,075)
Proceeds from sale of common stock, net	—	17,246	1,466
Repayments on note payable	(230)	—	—

Net cash provided by (used in) financing activities	(8,821)	13,199	1,246
Effect of exchange rate changes on cash	(25)	84	192

Increase (decrease) in cash and cash equivalents	(14,045)	12,684	(129)
Cash and cash equivalents at beginning of year	27,292	13,247	25,931

Cash and cash equivalents at end of year	$13,247	$25,931	$25,802

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$36	$36	$36
Income taxes	$100	$123	$49
Non-cash investing and financing activities:
Issuance of common stock and warrants in connection with property lease	—	$750	—
Issuance of common stock, common stock options and common stock warrants in connection with acquisitions	$56,558	—	—
Issuance of promissory notes in connection with acquisitions	$20,356	—	—
Retirement of promissory notes issued in connection with acquisitions	$(20,126)	—	—
Issuance of common stock on conversion of promissory notes and accrued interest	$21,559	—	—

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 30, 2001, 2002 and 2003

1.    Organization and Nature of Business

Bottomline Technologies (de), Inc. (the Company) is a Delaware corporation that markets and provides a comprehensive set of solutions in the area of financial resource management (FRM). The Company’s FRM products and services enable businesses and financial institutions to more effectively make and collect payments, send and receive invoices and conduct electronic banking. The Company’s products also allow customers to leverage the Internet in automating existing systems, accounting applications and banking functions. The Company’s products and services are sold to customers operating in many different industries throughout the world.

2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition (particularly revenue recognition associated with contracts accounted for on a percentage of completion basis), allowances for doubtful accounts and returns, asset impairment and accrued liabilities. Actual results could differ from those estimates.

Foreign Currency Translation

The Company has a non-U.S. subsidiary, Bottomline Europe, whose functional currency is the British Pound Sterling. Accordingly, assets and liabilities of Bottomline Europe are translated into U.S. dollars at year-end exchange rates, and results of operations and cash flows are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translations are included as a component of accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses are included in results of operations as incurred, and are not significant to the Company’s operating results.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of ninety days or less to be cash equivalents. The carrying value of these instruments approximates their fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company had approximately $25,802,000 of cash invested primarily with four financial institutions at June 30, 2003. From time to time the Company may invest its excess cash and cash equivalents in high quality marketable securities. Concentration of credit risk with respect to any marketable securities is generally limited as the Company’s marketable securities are primarily investment-grade corporate bonds with high-quality credit financial institutions.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s accounts receivable are reported in our consolidated balance sheet net of allowances for uncollectible accounts and customer returns. Concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising the Company’s customer base. At June 30, 2002 and 2003, there were no individual customers that accounted for greater than 10% of the Company’s accounts receivable. On-going credit evaluations of customers’ financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses based on customer specific situations as well as historic experience and such losses, in the aggregate, have not exceeded management’s expectations.

Financial Instruments

The fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, and accounts payable are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at June 30, 2002 and 2003, respectively, due to the short-term nature of these instruments.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to six years). Software is depreciated on a straight-line basis over the estimated useful lives of the assets (generally one to three years). The building is depreciated on a straight-line basis over the estimated useful life of the asset (fifty years). Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets at their estimated fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted effective July 1, 2002. In connection with prior business and asset acquisitions, the Company recorded goodwill based on the excess of the purchase price over the identifiable tangible and intangible assets acquired and liabilities assumed. Upon adoption of SFAS 142, the Company ceased recognizing recurring amortization of goodwill and certain other intangibles which, upon adoption of FAS 142, were reclassified to goodwill (such as assembled workforce) and goodwill is now tested annually, or more frequently if certain indicators are present, for impairment.

Specifically identifiable intangible assets, which consist of acquired core technology, customer lists and customer contracts, are reported at cost, net of accumulated amortization. These other intangible assets are being amortized over their estimated useful lives, which range from one to ten years, at amortization rates that are proportional to each asset’s estimated economic benefit to the Company. The carrying value of these intangible assets is reviewed annually by the Company, or more frequently when indicators of impairment are present, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In performing its review of the recoverability of goodwill and other intangible assets, the Company considers several factors. These factors include the expected cash flows that an asset, or in the case of goodwill that a reporting unit, is expected to generate over its estimated economic life. The Company also considers whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset or whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life. If, as a result of examining any of these factors, the Company concludes that the carrying value of its goodwill or other intangible assets exceeds the estimated fair value of that asset, the Company will record an impairment charge and reduce the carrying value of the asset to its estimated fair value.

Equity Investments

The Company has equity investments in two non-publicly traded companies, the aggregate carrying values of which were $700,000 and $71,000 at June 30, 2002 and 2003, respectively. These investment values are included as a component of Other Assets in the Company’s consolidated balance sheet. The Company’s investments are accounted for under the cost method since the Company does not own a controlling interest in the investee, nor is it able to exercise significant influence over the investee. Under the cost method of accounting, the investment balances are carried at cost and are adjusted only for declines in value that are judged to be other than temporary. Bottomline periodically reviews the carrying value of these investments for impairment. For the years ended June 30, 2002 and 2003, the Company recorded impairment losses of $450,000 and $629,000, respectively, in connection with its review of such investments.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $460,000, $583,000 and $497,000 for the years ended June 30, 2001, 2002 and 2003, respectively.

Shipping and Handling Costs

The Company expenses shipping and handling costs in the period incurred as a component of equipment and supplies cost of sales.

Research and Development Expenditures

The Company expenses research and development costs in the period incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities, and are measured by applying tax rates that are expected to be in effect when the differences reverse. SFAS 109 requires a valuation allowance to reduce the deferred tax assets recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Since the Company has concluded that it is more likely than not that its deferred tax assets will not be realized, a full valuation allowance has been recorded.

Stock-Based Compensation

Statement of Financial Accounting Standards No 123, “Accounting for Stock-Based Compensation” (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation plans at fair value. The Company has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB 25 and the intrinsic value method, as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant or, in the case of the Company’s employee stock purchase plans since the plans are non-compensatory, no compensation expense is recognized.

The following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

	Year Ended June 30,
	2001	2002	2003
	(in thousands, except per share amounts)
Net loss, as reported	$(39,999)	$(38,789)	$(27,854)
Add: Stock-based employee compensation expense included in reported net loss	349	411	71
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,887)	(11,039)	(8,534)

Pro-forma net loss	$(47,537)	$(49,417)	$(36,317)

Basic and diluted net loss per share, as reported	$(3.12)	$(2.63)	$(1.78)

Pro-forma basic and diluted net loss per share	$(3.71)	$(3.36)	$(2.32)

The Company’s assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under the Company’s stock option and stock purchase plans, is included in Note 9.

Capitalized Software Costs

Capitalization of software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” begins upon the establishment of technological feasibility. In the development of our products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. For the years ended June 30, 2001, 2002 and 2003, there were no costs capitalized since all costs were incurred prior to attaining technological feasibility.

Revenue Recognition

The Company recognizes revenue on its software license arrangements in accordance with Statement of Position (SOP) 97-2 “Software Revenue Recognition” and related pronouncements. Consistent with SOP 97-2, revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is deemed probable. The Company’s software arrangements may contain multiple revenue elements, such as software licenses, professional services, hardware and post-contract customer support (PCS).

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For multiple element arrangements which qualify for separate element accounting treatment, revenue is recognized for each element when each of the four basic criteria are met. Revenue for PCS under software maintenance agreements is recognized ratably over the term of the agreement, which is generally one year. For software arrangements involving multiple elements which qualify for separate element treatment, revenue is allocated to each element based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. For multiple element revenue arrangements for which the Company does not have vendor specific evidence of fair value for the software license but does have vendor specific evidence of fair value for all of the other elements in the arrangement, revenues are allocated to each element according to the residual method. Under the residual method, revenue equal to the fair value of each undelivered element is deferred, and recognized upon delivery of that element. Any “residual” arrangement fee is then allocated to the software license.

Certain of the Company’s software development arrangements require significant customization and modification and involve extended implementation periods. Such arrangements are accounted for using percentage of completion contract accounting as defined by Statement of Position No. 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In such arrangements, revenue is recognized over the life of the project. Revenue earned in each reporting period is determined based on the percentage of costs incurred on the project as a percentage of the estimated total project costs.

For arrangements not involving a software license fee, such as equipment or supplies only sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” which summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectibility is reasonably assured. SAB 101 also requires that up-front fees, even if non-refundable, that do not represent the completion of a separate earnings process be deferred and recognized as revenue over the period of performance. The Company does charge up-front fees, generally related to installation and integration services, in connection with certain of its hosted services offerings. Accordingly, these fees are deferred and recognized as revenue ratably over the estimated customer relationship period, which is generally three years.

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) and Pension Plans

The Company has a 401(k) Profit Sharing Plan (the Plan), whereby eligible US employees may contribute up to 20% of their compensation, subject to limitations established by the Internal Revenue Code. The Company may contribute a discretionary matching contribution annually equal to 50% of each such participant’s deferred compensation up to 5% of their annual compensation. The Company charged $502,000, $397,000 and $363,000 to expense in the fiscal years ended 2001, 2002 and 2003, respectively, under the Plan.

The Company has a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by the Inland Revenue. The Company contributes 1.5% of the employee’s annual compensation for those employees who make personal contributions of at least 1% of their annual earnings. The Company charged $75,000, $219,000, and $286,000 to expense in the fiscal years ended 2001, 2002 and 2003, respectively, under the GPPP.

Comprehensive Income (Loss)

The Company records comprehensive income or loss in accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminated the pooling of interests method of accounting for acquisitions and was effective for all business acquisitions completed after June 30, 2001. Under the provisions of SFAS No. 142, intangible assets with finite useful lives are amortized over their estimated useful lives in proportion to the economic benefits consumed. Such intangible assets are subject to the impairment provisions of SFAS No. 144 (discussed below). Goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment annually, or more frequently when events or circumstances occur indicating that an asset might be impaired. Upon adoption of SFAS 142, the Company performed a transitional impairment test on all indefinite lived intangible assets, including goodwill. As more fully discussed in Note 5, as a result of the transitional impairment test the Company recorded an impairment charge of $13.8 million associated with goodwill in the Bottomline Europe reporting unit. This impairment charge is reflected in the Company’s consolidated statement of operations as a cumulative effect of a change in accounting principle.

Effective July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provides a single accounting model for the disposal of long-lived assets. The adoption of SFAS 144 did not have a material impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The guidance of EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 (fiscal

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 for the Company) and companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle. Bottomline will adopt EITF 00-21 on July 1, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not believe that it will have a material impact on our consolidated financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that costs associated with an exit or disposal activity be recognized when a liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The adoption of SFAS 146 did not have a material impact on our consolidated financial statements.

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires certain guarantees to be recorded at fair value and requires new disclosures related to guarantees. The initial recognition and measurement provisions of FIN 45 were effective for guarantees issued or modified after December 31, 2002. Additionally, new disclosure requirements applicable to all guarantees subject to the scope of FIN 45, including guarantees that arose prior to December 31, 2002, are effective for financial statements issued for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements, however the Company has modified its disclosures herein as required by the pronouncement.

Effective January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 provides for alternative methods of voluntary transition to the fair value based method of accounting for stock-based employee compensation, and it requires more prominent disclosures, in both interim and annual financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS 148 is effective for interim periods beginning after December 15, 2002, and for annual periods ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company’s consolidated financial statements, since the Company elected to continue to account for its stock based compensation using the intrinsic value method prescribed in APB 25. However, the Company has modified its disclosures herein as required by the pronouncement.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For variable interest entities arising before February 1, 2003, FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003 (effective as of July 1, 2003 for the Company). The Company is currently evaluating the impact of FIN 46, although at this time we do not believe that it will have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     Product and Business Acquisitions

A summary of acquisitions completed in each of the last three fiscal years is as follows:

Checkpoint Holdings, Ltd.

In August 2000, the Company acquired all of the outstanding shares of stock of Checkpoint Holdings, Ltd. (now Bottomline Europe), a company incorporated in England and Wales. Bottomline Europe is a provider of electronic commerce and electronic payment software for the United Kingdom. The acquisition was completed pursuant to a Share Purchase Agreement dated August 28, 2000, between the Company and Checkpoint stockholders. The consideration for the acquisition was approximately $60,100,000, consisting of $4,700,000 in cash, $19,800,000 in loan notes (which were subsequently redeemed), 1,013,333 shares of the Company’s common stock, warrants to purchase a total of 100,000 shares of common stock at an exercise price of $50.00 per share and payment of transaction costs. At June 30, 2003, none of the warrants had been exercised and all such warrants expire in August 2005. The Company valued the warrants issued using the Black-Scholes method of valuation using assumptions of an expected life of three years and a volatility of 91%. In connection with the acquisition, 336,667 shares of the Company’s common stock were issued to satisfy pre-existing loan note obligations of Checkpoint in the amount of $10,272,000. As a result of the acquisition, intangible assets of approximately $79,800,000 (as measured at exchange rates in effect at the date of acquisition) were recorded consisting of customer lists, contract backlog, assembled workforce, core technology, trade name and goodwill. The finite lived intangible assets are being amortized over their estimated useful lives which range from one to three years.

Flashpoint, Inc.

In August 2000, the Company acquired all of the outstanding shares of stock of Flashpoint, Inc. (“Flashpoint”), a developer of Web-based software incorporated in Massachusetts. The acquisition was completed pursuant to a Stock Purchase Agreement dated August 28, 2000 by and among the Company, Flashpoint, and the sole stockholder of Flashpoint. The consideration for the acquisition was approximately $16,800,000, consisting of $4,500,000 in cash, 242,199 shares of the Company’s common stock, the assumption of all outstanding stock options of Flashpoint and payment of transaction costs. As a result of the acquisition, intangible assets of approximately $16,700,000 were recorded consisting of contract backlog, assembled workforce and goodwill. The finite lived intangible asset, contract backlog, was amortized over its estimated useful life of ten months.

eVelocity Corporation

In May 2002, the Company acquired substantially all of the assets and assumed certain liabilities of eVelocity Corporation (“eVelocity”). eVelocity provides an electronic billing service for corporate legal departments which enables them to receive bills from outside law firms. The consideration for the acquisition was approximately $3,100,000, consisting of approximately $1,355,000 in cash, $1,573,000 in liabilities assumed and payment of transaction costs. As a result of the acquisition, the Company recorded intangible assets of $2,785,000, consisting of $1,142,000 of core technology, $1,007,000 of customer contracts and $636,000 of goodwill. The finite lived intangible assets, core technology and customer contracts, are being amortized over their estimated useful lives of five and ten years, respectively. Since eVelocity had only limited operations prior to the acquisition, pro-forma information has not been included.

A1 Group of Companies (The) Limited

In May 2003, Bottomline Europe acquired certain assets and assumed certain liabilities of the A1 Group of Companies (The) Limited (“A1”). A1 provides electronic funds transfer software and payment managed services

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the UK market. The purchase price, as measured at exchange rates in effect at the date of acquisition, was approximately $504,000, which consisted of $302,000 in cash, $151,000 in liabilities assumed and $51,000 in transaction costs. As a result of the acquisition and the preliminary allocation of the purchase price, the Company recorded intangible assets of approximately $501,000, consisting of $251,000 of customer lists, $160,000 of customer contracts and $90,000 of core technology, which are being amortized over three, two and a half and three years, respectively.

In addition to the initial purchase consideration, there is contingent consideration payable to A1 of up to $124,000 in cash (based on year-end exchange rates), pending the outcome of a detailed review and evaluation of A1’s customer lists and customer contracts acquired by Bottomline. The Company expects to complete this review, and make any required additional payment of consideration, by no later than November 30, 2003. The Company expects to finalize the purchase price allocation by December 31, 2003. Since A1 had only limited operations prior to the acquisition, pro-forma information has not been included.

Pro Forma Information

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

Pro forma year ended June 30, 2001
(unaudited)
(in thousands)
Revenues	$82,237
Net loss	$(49,173)
Net loss per share	$(3.76)

4.     Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,
	2002	2003
	(in thousands)
Land	$289	$313
Buildings and improvements	3,141	3,457
Furniture and fixtures	1,439	1,563
Technical equipment	8,137	9,013
Software	2,342	3,065

	15,348	17,411
Less: Accumulated depreciation and amortization	8,393	10,964

	$6,955	$6,447

5.    Goodwill and Other Intangible Assets

As disclosed in Note 2, the Company adopted the provisions of SFAS 142 on July 1, 2002. The adoption of SFAS 142 required the Company to complete a transitional impairment test of its indefinite lived intangible

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets within the first year of adoption. The first phase of this test, which was completed by the Company in September 2002, required a comparison of the carrying value of each of the Company’s reporting units to the reporting unit’s fair value. The fair values of the Company’s reporting units were determined based on a third party valuation obtained by the Company. To the extent that the carrying value of any reporting unit exceeded its estimated fair value, an indication of potential impairment was deemed to exist and a second phase of the transitional impairment test was required to determine the actual amount of impairment.

The Company has two reporting units, represented by its two geographic operating segments—Bottomline US and Bottomline Europe. Based on the results of the first phase of the transitional impairment test, the Company was required to perform the second phase of the test for Bottomline Europe, which was completed in the quarter ended December 31, 2002. Based on the results of the phase two impairment test, the Company recorded an impairment charge of $13.8 million associated with impairment of goodwill in Bottomline Europe. In accordance with the transition provisions of SFAS 142, this amount has been reported as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations.

At June 30, 2003, the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $7,156,000 and $10,674,000, respectively. At June 30, 2002, the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $7,140,000 and $23,611,000, respectively.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization under SFAS 142:

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer lists	$18,071	$(16,828)	$1,243
Core technology	12,664	(10,101)	2,563
Customer contracts	1,168	(144)	1,024

Total	$31,903	$(27,073)	$4,830

Unamortized intangible assets:
Goodwill			17,830

Total intangible assets			$22,660

	As of June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer lists	$16,436	$(10,044)	$6,392
Core technology	12,245	(6,811)	5,434
Customer contracts	1,007	(44)	963

Total	$29,688	$(16,899)	$12,789

Unamortized intangible assets:
Goodwill			30,751

Total intangible assets			$43,540

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the carrying value of goodwill since June 30, 2002 was primarily due to the impairment charge recorded in the Bottomline Europe reporting unit as previously described and the effect of foreign currency translation adjustments.

Estimated amortization expense for the current fiscal year, and each of the five succeeding fiscal years, is as follows:

In thousands
2004	$2,902
2005	769
2006	444
2007	328
2008	103

With the adoption of SFAS 142, the Company ceased amortization of goodwill and the intangible assets that were reclassified to goodwill (such as assembled workforce). The following table summarizes and reconciles the Company’s reported loss, before the cumulative effect of a change in accounting principle, for the years ended June 30, 2001, 2002 and 2003. The comparable prior period amounts have been adjusted to exclude amortization expense relating to goodwill and other intangible assets that, upon adoption of SFAS 142, are no longer amortized. This illustrates the impact that ceasing amortization of indefinite lived intangible assets would have had on the Company’s operating results for fiscal years 2001, 2002 and 2003, as if SFAS 142 had been applicable for each of these years:

	Year Ended June 30,
	2001	2002	2003
	(in thousands except per share amounts)
Loss before cumulative effect of a change in accounting principle, as originally reported	$(39,999)	$(38,789)	$(14,090)
Add back: goodwill amortization	21,511	25,492	—

Adjusted loss, before cumulative effect of a change in accounting principle	$(18,488)	$(13,297)	$(14,090)

Basic and diluted loss per share, before cumulative effect of a change in accounting principle, as originally reported	$(3.12)	$(2.63)	$(0.90)
Add back: goodwill amortization	1.68	1.73	—

Adjusted basic and diluted loss per share before cumulative effect of a change in accounting principle	$(1.44)	$(0.90)	$(0.90)

6.    Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2002	2003
	(in thousands)
Employee compensation and benefits	$2,585	$2,680
Sales and value added taxes	1,240	1,099
Other	1,846	2,226

	$5,671	$6,005

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Commitments

The Company leases its principal office facility in Portsmouth, New Hampshire under a non-cancelable operating lease expiring in fiscal year 2012. In addition to the base term, the Company has two five-year options to extend the term of the lease. Rent payments are fixed for the term of the lease, subject to increases each year based on fluctuations in the consumer price index. The Company is additionally obligated to pay certain incremental operating expenses over the base rent.

The Company also leases office space in certain other cities worldwide. All such leases expire by fiscal year 2010.

Future minimum annual rental commitments under the Company’s facilities, equipment, and vehicle leases at June 30, 2003 are as follows:

(in thousands)
2004	$2,636
2005	2,112
2006	1,815
2007	1,850
2008	1,843
2009 and thereafter	5,765

$16,021

Rent expense charged to operations for the fiscal years ended June 30, 2001, 2002 and 2003 was $1,859,000, $2,092,000, and $2,879,000 respectively. The Company subleases space in several of its offices. Sublease income recorded for the fiscal years ended June 30, 2001, 2002 and 2003 was $121,000, $185,000 and $300,000, respectively.

8.    Notes Payable and Credit Facility

In connection with the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of eVelocity Corporation in May 2002, the Company assumed the obligation on a promissory note to a third party in the principal amount of $758,600 plus accrued interest. Under the terms of the promissory note, principal plus accrued interest is due in three equal installments. The promissory note accrues interest at the prime rate (4.00% at June 30, 2003) plus 2%. The third and final principal and interest payment is due on February 15, 2004.

In December 2002, the Company extended, through December 27, 2003, its Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $5 million and requires the Company to maintain certain financial covenants. Eligible borrowings are based on a borrowing base calculation of the Company’s eligible accounts receivable as defined in the Credit Facility. Borrowings under the Credit Facility are secured by substantially all US owned assets of the Company, bear interest at the bank’s prime rate (4.00% at June 30, 2003) plus one-half of one percent and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2003, a $2 million letter of credit had been issued to the Company’s landlord as part of a lease amendment for its corporate headquarters. There were no outstanding borrowings under the Credit Facility at June 30, 2003.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2003, the Company’s subsidiary, Bottomline Europe, renewed through December 31, 2003, its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (3.75% at June 30, 2003) plus 2% and are due on the expiration date of the Overdraft Facility. As disclosed in Note 14, Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility. There were no outstanding borrowings under the Overdraft Facility at June 30, 2003.

9.    Stockholders’ Equity

Common Stock and Common Stock Warrants

In April 2000, the Company issued warrants to a customer for the right to purchase up to 324,000 shares of common stock at an exercise price of $55.00 per share. The warrants were fully vested and exercisable upon issuance, and expired unexercised in April 2003.

In June 2000, the Company issued 307,882 shares of common stock to a customer for aggregate consideration of $9,951,000, net of expenses. The Company also issued a warrant to this customer for the purchase of 307,882 shares of common stock at an exercise price of $38.00 per share. The warrant was fully vested and exercisable upon issuance, and expired unexercised in June 2003. In March 2002, the Company accepted as payment, for an existing customer contract, 124,200 of these shares of common stock. The shares accepted by the Company are included as a component of treasury stock at June 30, 2003.

In October 2001, in connection with a lease amendment for its corporate headquarters, the Company issued its landlord 100,000 shares of common stock and a warrant, valued using the Black-Scholes method, to purchase an additional 100,000 shares of common stock at an exercise price of $4.25 per share. The warrant, which expires in October 2004, was fully vested and exercisable upon issuance and at June 30, 2003, had not been exercised. The fair value of the common stock and warrant issued, $750,000, was capitalized and is being amortized as rent expense over the initial term of the lease.

In January 2002, the Company entered into a stock purchase agreement with entities affiliated with General Atlantic Partners, LLC (“General Atlantic”), a global private equity investment firm, whereby the Company issued 2.1 million shares of common stock at $8.25 per share, generating gross proceeds of approximately $17.3 million to the Company.

In March 2003, the Company entered into a stock purchase agreement with General Atlantic, whereby the Company issued 270,000 shares of common stock at $5.54 per share, generating gross proceeds of approximately $1.5 million to the Company.

The Company has 8,088,036 common shares reserved for future issuance with respect to stock options, the Company’s employee stock purchase plan and warrants.

Equity Plans

Employee Stock Purchase Plans

1998 Employee Stock Purchase Plan

On November 12, 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the Stock Purchase Plan), which provides for the issuance of up to a total of 750,000 shares of common stock to participating

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The assumptions made for purposes of the options issued under the employee stock purchase plan, based on the Black-Scholes method of valuation, are as follows:

	2001	2002	2003
Dividend yield	0%	0%	0%
Expected life of options (years)	2	2	2
Risk-free interest rate	4.33-6.00%	2.35-3.10%	1.38-1.60%
Volatility	110%	131%	120-125%

During the fiscal years ended June 30, 2001, 2002, and 2003, the Company issued 61,000, 181,000 and 166,000 shares of common stock under the 2000 Stock Purchase Plan. The estimated weighted average fair value at the date of grant for options granted under the 2000 Stock Purchase Plan during fiscal years 2001, 2002 and 2003 was $3.53, $4.93, and $4.91 per option, respectively.

Stock Incentive Plans

1989 Stock Option Plan

The Company adopted the Bottomline Technologies, Inc. Stock Option Plan, as amended, (the Plan) on August 1, 1989, which provides for the issuance of incentive stock options and non-statutory stock options. The Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for options granted under the Plan is principally over three years from the date of the grant. The Company reserved 1,440,000 shares of its common stock for issuance under the Plan. Incentive stock options may be granted to employees at a price of no less than 100% of the fair market value of the common stock at the date of grant. Options expire a maximum of ten years from the date of grant. At June 30, 2003, options for the purchase of 45,000 shares of common stock of the Company were outstanding under this plan. The Company no longer issues options under this plan.

1997 Stock Incentive Plan

On August 21, 1997, the Company adopted the 1997 Stock Incentive Plan (the 1997 Plan), which provides for the issuance of stock options and non-statutory stock options. The 1997 Plan is administered by the Board of Directors which has the authority to determine to whom options may be granted, the period of exercise and what

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other restrictions, if any, should apply. Vesting for options granted under the 1997 Plan is principally over four years from the date of the grant. The Company reserved 2,700,000 shares of its common stock for issuance under the 1997 Plan to employees at a price of no less than 100% of the fair market value of the common stock at the date of grant. Options expire a maximum of ten years from the date of grant. At June 30, 2003, options for the purchase of 1,191,081 shares of common stock of the Company were outstanding under this plan. The Company no longer issues options under this plan. In addition, up to 800,000 shares of common stock originally reserved for issuance under the 1997 Plan, which have not been issued or which have been terminated or otherwise surrendered, are available for issuance under the 2000 Employee Stock Incentive Plan.

1998 Non-Employee Director Stock Option Plan

On November 12, 1998, the Company adopted the 1998 Non-Employee Director Stock Option Plan (the Director Plan), which provides for the issuance of non-statutory stock options. The Company has reserved up to 300,000 shares of its common stock for issuance under the Director Plan. Under the terms of the Director Plan, each non-employee director is granted an option to purchase 15,000 shares of common stock upon his or her initial election to the Board of Directors. Such options vest ratably over four years from the date of the grant. Additionally, each non-employee director is granted an option to purchase 7,500 shares of common stock at each annual meeting of stockholders following the annual meeting of the initial year of the election. Such options vest one year from the date of the grant. At June 30, 2003, options for the purchase of 150,000 shares of common stock of the Company were outstanding under this plan.

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

On the first day of each fiscal year, beginning in fiscal year 2001 and ending in fiscal year 2010, the number of shares of common stock authorized for issuance under the 2000 Plan will automatically increase, without additional Board or stockholder approvals. The number of shares authorized for issuance will increase, when added to the remaining available shares, to total an amount equal to 12% of the number of shares of common stock outstanding on the first day of the fiscal year, or such lesser number as the Board of Directors may determine prior to such increase. The annual increase can never exceed 5,000,000 shares. On July 1, 2003, 463,519 additional shares were authorized for issuance under the 2000 Plan. Stock options issued under the 2000 Plan must be issued at a price not less than 100% of the fair market value of the common stock at the date of grant. At June 30, 2003, 3,340,538 options were outstanding under this plan.

Flashpoint Employee Stock Option Plan

On August 28, 2000, the Company adopted the Flashpoint Employee Stock Option Plan (the Flashpoint Plan) as part of the acquisition of Flashpoint. Included in the acquisition was the assumption of all outstanding stock options of Flashpoint, which were issued under the Flashpoint Plan. At June 30, 2003, 59,020 options were outstanding under this plan. At June 30, 2003, there were 79,320 shares available for grant under the Flashpoint Plan. The Company does not intend to grant such options.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company has elected to follow APB 25, and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, or, in the case of the Company’s employee stock purchase plans since the plans are non-compensatory, no compensation expense is recognized. Had the Company elected to account for its stock compensation under the provisions of SFAS 123 using the Black-Scholes method of valuation, its reported net loss and loss per share would have been different. The impact of this difference is disclosed in Note 2.

The assumptions made for purposes of the options issued under the Company’s stock option plans, based on the Black Scholes method of valuation, are as follows:

	2001	2002	2003
Dividend yield	0%	0%	0%
Expected life of options (years)	4	4	4
Risk-free interest rate	4.76-6.27%	3.43-4.69%	1.96-3.00%
Volatility	110%	131%	120-127%

A summary of stock option plan activity is as follows:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
	(in thousands, except per share data)
Options outstanding at June 30, 2000	871	1,966	$19.30
Additional shares reserved	1,567	—	—
Options granted	(2,322)	2,322	11.26
Options assumed in acquisition	(95)	95	0.67
Options exercised	—	(163)	5.87
Options canceled	419	(419)	22.75

Options outstanding at June 30, 2001	440	3,801	$14.12
Additional shares reserved	1,619	—	—
Options granted	(1,370)	1,370	7.33
Options exercised	—	(83)	4.03
Options canceled	181	(181)	17.32

Options outstanding at June 30, 2002	870	4,907	$12.27
Additional shares reserved	1,222	—	—
Options granted	(902)	902	5.40
Options exercised	—	(141)	3.53
Options canceled	882	(882)	14.49

Options outstanding at June 30, 2003	2,072	4,786	$10.82

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated weighted-average fair value of options granted during fiscal years ended June 30, 2001, 2002, and 2003 was $8.72, $6.04 and $4.28. The following table presents weighted-average price and life information about significant option groups outstanding at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands, except per share data)
$ 2.33-$ 5.13	1,046	8.16 years	$3.73	534	$3.31
$ 5.16-$ 5.87	971	9.22 years	5.53	137	5.47
$ 6.33-$ 8.19	1,076	7.70 years	8.03	542	7.94
$ 8.46-$13.88	968	6.91 years	12.51	827	12.57
$14.19-$59.00	725	6.55 years	30.01	545	30.18

	4,786			2,585	$13.03

At June 30, 2001 and 2002, options to purchase 850,000 and 2,096,000 shares of common stock were exercisable at a weighted average price of $16.38 and $14.02, respectively.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended June 30,
	2001	2002	2003
	(in thousands, except per share data)
Numerator:
Loss before cumulative effect of accounting change	$(39,999)	$(38,789)	$(14,090)
Cumulative effect of accounting change	—	—	(13,764)

Net loss	$(39,999)	$(38,789)	$(27,854)

Denominator:
Denominator for basic and diluted loss per share—weighted-average shares outstanding	12,827	14,725	15,667

Net loss per share:
Loss before cumulative effect of accounting change	$(3.12)	$(2.63)	$(0.90)
Cumulative effect of accounting change	—	—	(0.88)

Net loss per share—basic and diluted	$(3.12)	$(2.63)	$(1.78)

Options to purchase 3,801,000, 4,907,000 and 4,786,000 shares of the Company’s common stock for the years ended June 30, 2001, 2002 and 2003, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. Warrants for 732,000, 832,000 and 200,000 shares for the years ended June 30, 2001, 2002 and 2003, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Operations by Industry Segments and Geographic Area

The Company is a global leader in providing FRM solutions to companies in industries such as financial services, health care, technology, communications, education, media, manufacturing and government. As permitted by the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has one reportable segment for financial statement purposes.

Net sales, based on the point of sales, not the location of the customer are as follows:

	Year Ended June 30,
	2001	2002	2003
	(in thousands)
Sales to unaffiliated customers:
United States	$51,161	$45,471	$40,965
United Kingdom	26,549	28,515	30,300

Total sales to unaffiliated customers	$77,710	$73,986	$71,265

At June 30, 2003, long-lived assets of approximately $15,700,000 and $14,400,000 were located in the United States and United Kingdom, respectively. At June 30, 2002, long-lived assets of approximately $18,500,000 and $33,700,000 were located in the United States and United Kingdom, respectively.

12.    Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities, and are measured by applying tax rates that are expected to be in effect when the differences reverse. At June 30, 2002 and 2003, there were no deferred tax liabilities. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2002	2003
	(in thousands)
Deferred tax assets:
Allowances	$537	$672
Various accrued expenses	758	879
Inventory	51	171
Deferred revenue	323	127
Intangible assets	14,677	18,447
Warrants	2,341	—
Net operating loss carry forward	5,161	8,311
Property, plant and equipment	433	527
Impairment losses on equity investments	280	531
Research and development credits	858	1,181

	25,419	30,846
Less: valuation allowance	(25,419)	(30,846)

Net deferred tax assets	$—	$—

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

realized. After consideration of all the evidence, both positive and negative, management has determined that a $30,846,000 valuation allowance at June 30, 2003 is necessary. The change in the valuation allowance for the current year is $5,427,000. Upon liquidation of the valuation allowance, $1,271,000 will be reversed through goodwill as this amount relates to a valuation allowance established in the purchase price allocation of the Company’s acquisition of Bottomline Europe.

On March 7, 2002, there was a change in the U.S. federal tax law to allow companies to carryback, for an additional three-year period, net operating losses for the tax years ending 2001 and 2002. As a result of this change, the Company recorded approximately $772,000 in federal tax refunds. As this amount of additional carryback opportunity related entirely to the tax benefit associated with the exercise of non-qualified stock options, such benefit was recorded as an increase to additional paid-in capital. At June 30, 2003, the Company has available net US operating loss carry-forwards of $19,199,000, which expire at various times through the year 2023. The Company also has $2,144,000 of foreign net operating losses available with no statutory expiration date and $1,181,000 of research and development tax credits available, which expire at various points through the year 2023.

In addition to the above deferred tax assets, the Company also has available $206,000 of tax benefit attributable to the exercise of non-qualified stock options. When realized, the associated benefit will be recognized as an increase to additional paid-in capital.

The provision (benefit) for income taxes consists of the following:

	Year Ended June 30,
	2001	2002	2003
	(in thousands)
Current:
Federal	$(2,729)	—	—
State	—	$60	$60
Foreign	273	—	—

	(2,456)	60	60
Deferred:
Federal	2,424	—	—
State	423	—	—
Foreign	323	—	—

	3,170	—	—

	$714	$60	$60

Net loss before income taxes and before the cumulative effect of the accounting change for the fiscal year ended June 30, 2003 was approximately $4,900,000 and $9,100,000 for the United States and the United Kingdom, respectively. Net loss before income taxes for the fiscal year ended June 30, 2002 was approximately $11,802,000 and $26,927,000 for the United States and United Kingdom, respectively. Net loss before income taxes for the fiscal year ended June 30, 2001 was approximately $18,413,000 and $20,872,000 for the United States and United Kingdom, respectively.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	Year Ended June 30,
	2001	2002	2003
Tax benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	1.1	0.2	0.2
Valuation allowance and deferred tax assets	24.5	22.9	24.0
Non-deductible goodwill amortization	9.2	10.7	9.7
Foreign tax expense	1.5	—	—
Non-deductible expenses	0.4	0.4	0.4
Other	(0.9)	—	(0.1)

	1.8%	0.2%	0.2%

13.    Severance and Exit Costs

During fiscal year 2003, the Company implemented several expense reduction initiatives to better align its cost structure with existing market conditions. As part of this plan, the Company consolidated its workforce, in both the US and Europe, and closed a facility in the US. In connection with these initiatives, the Company recorded charges of approximately $1,131,000 in the fiscal year ended June 30, 2003 and, at June 30, 2003, approximately $223,000 of severance and facility exit costs remained accrued for payment in future periods.

14.    Guarantees

The Company generally offers a standard warranty on its products and services, specifying that its software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, the Company offers, as an element of its standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs, arising from claims of patent, copyright, trademark or other similar infringements by the Company’s software products. To date, the Company has not had any significant warranty or indemnification claims against its software products and there were no accruals for product warranties or indemnification claims at June 30, 2002 or 2003.

As disclosed in Note 8, Bottomline Europe is a party to an Overdraft Facility, which provides for aggregate borrowings of up to 2.0 million British Pound Sterling. Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility and at June 30, 2003, there were no outstanding borrowings under the Overdraft Facility.

15.    Subsequent Events

On September 18, 2003, the Company acquired all of the outstanding stock of Create!form International, Inc. (Createform). Createform is a software company whose products provide advanced electronic output and delivery capabilities to business enterprises and address a wide range of financial transactions, including invoicing, payments and reporting. The Company believes that Createform’s products will complement its existing product offerings and that the acquisition will expand the Company’s global reach. Createform has operating subsidiaries in the United States, Australia and the United Kingdom.

The initial purchase consideration for Createform is approximately $7,600,000 consisting of approximately $2,800,000 in cash and 563,000 shares of the Company’s common stock. Additionally, there is contingent

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration issuable to the selling shareholders of Createform of up to 400,000 shares of the Company’s common stock, based on the achievement of certain operating results during fiscal year 2004. Createform results will be included in the Company’s results from the acquisition date forward.

The Company is in the early stages of making preliminary assessments of the purchase price allocation, however it is likely that a significant portion of the purchase price will be allocated to intangible assets. Specifically identifiable intangible assets arising from the acquisition that have finite useful lives will be amortized. The Company estimates the useful lives of such assets to be in the three to five year range.

16.    Quarterly Financial Data (unaudited)

	For the quarters ended
	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
	(in thousands, except per share data)
Revenues	$18,201	$20,325	$17,992	$17,468	$16,280	$17,724	$18,644	$18,617
Gross profit	9,768	10,565	10,169	9,066	7,685	8,319	9,630	9,722
Loss before cumulative effect of accounting change	(10,283)	(9,106)	(9,056)	(10,344)	(5,862)	(4,205)	(2,225)	(1,798)
Basic and diluted loss per share before cumulative effect of accounting change	$(0.75)	$(0.66)	$(0.59)	$(0.66)	$(0.38)	$(0.27)	$(0.14)	$(0.11)
Net loss	$(10,283)	$(9,106)	$(9,056)	$(10,344)	$(19,626)	$(4,205)	$(2,225)	$(1,798)
Shares used in computing basic and diluted loss per share before cumulative effect of accounting change	13,776	13,822	15,470	15,665	15,545	15,567	15,619	15,938

Revenues disclosed above differ from the Company’s previously filed quarterly reports on Form 10-Q due to reclassifications for comparative purposes in accordance with EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”

Net loss differs from the Company’s previously filed quarterly report on Form 10-Q for the quarter ended September 30, 2002, due to a goodwill impairment charge of approximately $13.8 million. This item was reported retroactively to the first quarter of the fiscal year, as a cumulative effect of a change in accounting principle, in accordance with the transition provisions of SFAS 142.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (DE) INC.

By:	/s/ ROBERT A. EBERLE
Robert A. Eberle Chief Operating Officer, and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ DANIEL M. MCGURL Daniel M. McGurl	Chairman of the Board	September 26, 2003

/s/ JOSEPH L. MULLEN Joseph L. Mullen	Chief Executive Officer, President and Director (Principal Executive Officer)	September 26, 2003

/s/ ROBERT A. EBERLE Robert A. Eberle	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 26, 2003

/s/ JOSEPH L. BARRY JR. Joseph L. Barry Jr.	Director	September 26, 2003

/s/ JOHN W. BARTER John W. Barter	Director	September 26, 2003

/s/ WILLIAM O. GRABE William O. Grabe	Director	September 26, 2003

/s/ DIANNE GREGG Dianne Gregg	Director	September 26, 2003

/s/ JAMES L. LOOMIS James L. Loomis	Director	September 26, 2003

/s/ JAMES W. ZILINSKI James W. Zilinski	Director	September 26, 2003

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(1)	Amended and Restated By-Laws of the Registrant

4.1	(1)	Specimen Certificate for Shares of Common Stock

10.1	(1)#	1989 Stock Option Plan, as amended, including form of stock option agreement for incentive and non-statutory stock options.

10.2	(1)#	Amended and Restated 1997 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options.

10.3	(1)#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.

10.4	(1)#	1998 Employee Stock Purchase Plan.

10.5	(1)	First Amendment and Restatement of Stock Rights and Voting Agreement, as amended.

10.6	(1)	Second Stock Rights Agreement, as amended.

10.7	(1)	Lease dated November 28, 1994, between the Registrant and Wenberry Associates LLC

10.8	(1)#	Employment Agreement, dated as of December 3, 1998 between the Registrant and Mr. McGurl.

10.9	(1)#	Employment Agreement, dated as of December 3, 1998 between the Registrant and Mr. Mullen

10.10	(1)#	Employment Agreement, dated as of September 30, 1998 between the Registrant and Mr. Eberle.

10.11	(1)	Revolving Credit Agreement between the Registrant and Shawmut Bank N.A., dated January 13, 1995.

10.12	(1)	Secured Revolving Time Note between the Registrant and Shawmut Bank N.A., dated January 13, 1995.

10.13	(1)	First Amendment of the Loan Agreement between the Registrant and Fleet National Bank of Massachusetts, dated December 29, 1995.

10.14	(1)	Secured Revolving Time Note between the Registrant and Fleet National Bank of Massachusetts, dated December 29, 1995.

10.15	(1)	Second Amendment of the Loan Agreement between the Registrant and Fleet National Bank, dated December 20, 1996.

10.16	(1)	Secured Revolving Time Note between the Registrant and Fleet National Bank, dated December 20, 1996.

10.17	(1)	Third Amendment of the Loan Agreement between the Registrant and Fleet National Bank, dated December 29, 1997.

10.18	(1)	Secured Revolving Time Note between the Registrant and Fleet National Bank, dated December 29, 1997.

10.19	(1)	Fourth Amendment of the Loan Agreement between the Registrant and Fleet National Bank, dated December 29, 1998.

10.20	(1)	Secured Revolving Time Note between the Registrant and Fleet National Bank, dated December 29, 1998.

10.21	(1)	Line of Credit Agreement for the Acquisition of Equipment between the Registrant and Shawmut Bank N.A., dated January 13, 1995.

10.22	(1)	Secured Term Note between the Registrant and Shawmut Bank N.A., dated June 28, 1995.

10.23	(1)	Security Agreement between the Registrant and Shawmut Bank N.A. dated January 13, 1995.

10.24	(2)	Asset Purchase Agreement between the Registrant and The Northern Trust Company, dated June 30, 1999.

Exhibit No.		Description

10.25	(3)	Asset Purchase Agreement between the Registrant and Integrated Cash Management Services, Inc., dated October 25, 1999.

10.26	(4)	Stock Purchase Agreement by and among the Registrant and Nevada Bond Investment Corp. II, dated June 9, 2000.

10.27	(4)	Investor Rights Agreement by and among the Registrant and Nevada Bond Investment Corp. II, dated June 9, 2000.

10.28	(5)	Share Purchase Agreement between the Persons named in column (A) of Schedule 1 thereto and the Registrant dated August 28, 2000.

10.29	(5)

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

10.52	(14)	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.

10.53	(14)#	Service Agreement of Mr. Fortune dated as of March 11, 1999.

10.54	(15)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.

10.55	(15)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.

10.56	(15)	First Loan Modification Agreement dated as of December 31, 2002 between the Registrant and Silicon Valley Bank.

10.57	(15)	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.

10.58	(16)

Stock Purchase Agreement dated March 20, 2003, by and among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. KG.

21.1		List of Subsidiaries (filed herewith).

23.1		Consent of Ernst & Young LLP (filed herewith).

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1		Section 1350 Certification of Principal Executive Officer (filed herewith)

32.2		Section 1350 Certification of Principal Financial Officer (filed herewith)

*	Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-67309).
(2)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999 (File No. 000-25259).
(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 25, 1999 (File No. 000-25259).
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-43842).
(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2000 (File No. 000-25259).
(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000 (File No. 000-25259).

(7)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-25259) filed on October 18, 2000.
(8)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2000.
(9)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended March 31, 2001.
(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2001 (File No. 000-25259).
(11)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2001.
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2001.
(13)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2002 (File No. 000-25259).
(14)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002 (File No. 000-25259).
(15)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2002.
(16)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended March 31, 2003.