Form 10-Q
period 2003-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2003-11-14
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-25259

Bottomline Technologies (de), Inc.

(Exact name of registrant as specified in its charter)

Delaware	02-0433294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Corporate Drive Portsmouth, New Hampshire	03801-6808
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2003 was 16,592,859.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2003	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$23,234	$25,802
Accounts receivable, net of allowance for doubtful accounts and returns of $1,926 at September 30, 2003 and $1,682 at June 30, 2003	12,745	13,281
Other current assets	4,124	4,148

Total current assets	40,103	43,231
Property, plant and equipment, net	6,472	6,447
Intangible assets, net	29,907	22,660
Other assets	1,037	1,024

Total assets	$77,519	$73,362

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$5,185	$5,712
Accrued expenses	6,801	6,005
Deferred revenue and deposits	14,786	13,697
Current portion of long-term debt	253	253

Total liabilities	27,025	25,667

Stockholders’ equity:
Common stock	17	17
Additional paid-in-capital	169,499	164,809
Deferred compensation	(42)	(78)
Accumulated other comprehensive income	1,681	1,628
Treasury stock	(4,085)	(4,250)
Retained deficit	(116,576)	(114,431)

Total stockholders’ equity	50,494	47,695

Total liabilities and stockholders’ equity	$77,519	$73,362

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2003	2002
Revenues:
Software licenses	$2,629	$2,740
Service and maintenance	10,448	9,286
Equipment and supplies	3,794	4,254

Total revenues	16,871	16,280

Cost of revenues:
Software licenses	270	406
Service and maintenance	4,448	5,026
Equipment and supplies	3,019	3,163

Total cost of revenues	7,737	8,595

Gross profit	9,134	7,685

Operating expenses:
Sales and marketing	4,219	5,309
Product development and engineering:
Product development and engineering	2,313	3,239
In-process research and development	789	—
Stock compensation expense	13	37
General and administrative	2,384	2,936
Amortization of intangible assets	1,611	2,182

Total operating expenses	11,329	13,703

Loss from operations	(2,195)	(6,018)
Other income, net	65	171

Loss before provision for income taxes and cumulative effect of accounting change	(2,130)	(5,847)
Provision for income taxes	15	15

Loss before cumulative effect of accounting change	(2,145)	(5,862)
Cumulative effect of accounting change	—	(13,764)

Net loss	$(2,145)	$(19,626)

Net loss per basic and diluted share:
Loss per share before cumulative effect of accounting change	$(0.13)	$(0.38)
Cumulative effect of accounting change	—	(0.88)

Net loss per basic and diluted share	$(0.13)	$(1.26)

Shares used in computing net loss per share:
Basic and diluted	16,044	15,545

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2003	2002
Operating activities:
Net loss	$(2,145)	$(19,626)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	13,764
Amortization of intangible assets	1,611	2,182
In-process research and development	789	—
Depreciation and amortization of property and equipment	537	729
Provision for allowances on accounts receivable	26	22
Deferred compensation expense	13	37
Gain on foreign exchange	(18)	(88)
Changes in operating assets and liabilities:
Accounts receivable	1,862	3,197
Inventory, prepaid expenses and other current assets	145	(380)
Accounts payable, accrued expenses, income taxes payable and deferred revenue and deposits	(2,403)	(953)

Net cash provided by (used in) operating activities	417	(1,116)

Investing activities:
Purchases of short-term investments, net	—	(1,995)
Purchases of property, plant and equipment, net	(256)	(337)
Payment for business and asset acquisitions, net of cash acquired	(2,699)	—

Net cash used in investing activities	(2,955)	(2,332)

Financing activities:
Repurchase of common stock	(342)	(529)
Proceeds from employee stock purchase plan and exercise of stock options	422	319
Payment of certain liabilities assumed upon acquisition	(131)	—
Repayments on bank overdraft facilities, net	(55)	—

Net cash provided by (used in) financing activities	(106)	(210)
Effect of exchange rate changes on cash and cash equivalents	76	85

Decrease in cash and cash equivalents	(2,568)	(3,573)
Cash and cash equivalents at beginning of period	25,802	25,931

Cash and cash equivalents at end of period	$23,234	$22,358

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2003

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the fiscal year ending June 30, 2004. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 26, 2003.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2 – Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, and, in the case of the Company’s stock purchase plans since the plans are non-compensatory, no compensation expense is recorded in the financial statements. The stock-based employee compensation plans are described more fully in the footnotes included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 26, 2003.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to its stock-based employee compensation.

	Three Months Ended September 30,
	2003	2002
	(in thousands, except per share amounts)
Net loss, as reported	$(2,145)	$(19,626)

Add: Stock-based employee compensation expense included in reported net loss	13	37

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,190)	(2,235)

Pro forma net loss	$(4,322)	$(21,824)

Basic and diluted net loss per share, as reported	$(0.13)	$(1.26)

Pro forma basic and diluted net loss per share	$(0.27)	$(1.40)

Note 3—Business Combinations

Create!form International, Inc.

On September 18, 2003, the Company acquired all of the outstanding stock of Create!form International, Inc. (Createform). Createform is a software company whose products provide advanced electronic output and delivery capabilities to business enterprises and address a wide range of financial transactions, including invoicing, payments and reporting. The Company believes that Createform’s products are complementary to its existing product offerings and that the acquisition will expand the Company’s global reach. Createform has operating subsidiaries in the United States, Australia and the United Kingdom.

The purchase consideration for Createform was approximately $7,800,000, consisting of approximately $2,800,000 in cash, 563,151 shares of the Company’s common stock and transaction costs. There is contingent consideration issuable to the selling shareholders of Createform of up to 400,000 shares of the Company’s common stock, based on the achievement of certain Createform operating results during fiscal year 2004. Createform results have been included in the Company’s results from the date of acquisition forward.

The Company has made a preliminary allocation of the purchase price, but is still in the process of finalizing the valuation of the acquired intangible assets. The Company expects to finalize the purchase price allocation, excluding the impact of contingent consideration, during the quarter ended December 31, 2003.

Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and Createform as if the acquisition had occurred as of July 1, 2003 and 2002, after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets. The impact of the charge for acquired in-process research and development, and certain other acquisition related costs, have been excluded from the pro forma amounts. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Createform been a single entity during these periods.

	Pro Forma Three Months Ended September 30,
	2003	2002
	(unaudited) (in thousands)
Revenues	$18,696	$18,579
Loss before cumulative effect of accounting change	$(2,599)	$(6,446)
Loss per basic and diluted share, before cumulative effect of accounting change	$(0.16)	$(0.40)
Net loss	$(2,599)	$(20,210)
Net loss per basic and diluted share	$(0.16)	$(1.25)

In-process research and development

In connection with the acquisition of Createform, the Company recorded an in-process research and development charge of $789,000, representing purchased in-process research and development that had not reached technological feasibility. The Company made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. The in-process research and development projects were valued using an income approach, which included the application of a discounted cash flow methodology. Using this methodology, the value of in-process technology is comprised of the total present value of the future cash flow stream attributable to this technology over its anticipated life. As a basis for the valuation process, the Company made estimates of the revenue stream to be generated in each future period and the corresponding level of operating expenses and other charges, such as income taxes, that will be incurred to support this revenue stream. Based upon these assumptions, the projected cash flow streams relating to the in-process research and development were discounted to present value using a risk adjusted discount rate.

Note 4—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2003	2002
	(in thousands, except per share amounts)
Numerator:
Loss before cumulative effect of accounting change	$(2,145)	$(5,862)
Cumulative effect of accounting change	—	(13,764)

Net loss	$(2,145)	$(19,626)

Denominator:
Denominator for basic and diluted net loss per share – weighted average shares outstanding	16,044	15,545

Net loss per share:
Loss before cumulative effect of accounting change	$(0.13)	$(0.38)
Cumulative effect of accounting change	—	(0.88)

Net loss per share – basic and diluted	$(0.13)	$(1.26)

The effect of outstanding stock options and warrants have been excluded from the calculation of diluted net loss per share for the three months ended September 30, 2003 and 2002, as their effect would be anti-dilutive.

Note 5—Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Net loss	$(2,145)	$(19,626)

Other comprehensive income:
Foreign currency translation adjustments	53	1,006

Comprehensive loss	$(2,092)	$(18,620)

Note 6—Operations by Segments and Geographic Areas

Net sales, based on the point of sales, not the location of the customer, were as follows:

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Sales to unaffiliated customers:
United States	$10,025	$8,833
United Kingdom	6,787	7,447
Australia	59	—

Total sales to unaffiliated customers:	$16,871	$16,280

At September 30, 2003, long-lived assets of approximately $24,000,000, $13,300,000 and $100,000 were located in the United States, United Kingdom, and Australia respectively. At June 30, 2003, long-lived assets of approximately $15,700,000 and $14,400,000 were located in the United States and United Kingdom, respectively.

Note 7—Income Taxes

In the three month period ended September 30, 2003, the Company incurred an operating loss. Given that the Company has incurred substantial operating losses over the past several years and that the Company has utilized all of its income tax loss carryback, the Company has determined, based on the available evidence, that its deferred tax assets are less likely, rather than more likely, to be realized. Accordingly, the Company continues to maintain a full valuation allowance on its deferred tax assets as of September 30, 2003.

Note 8—Recent Accounting Pronouncements

Effective July 1, 2003, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. Primary beneficiaries are those companies that are subject to a majority of the risk of loss, or entitled to receive a majority of the entity’s residual returns, or both. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

Effective July 1, 2003, the Company adopted EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

Note 9—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer related assets	$23,746	$(18,133)	$5,613
Core technology	14,282	(10,711)	3,571

Total	$38,028	$(28,844)	$9,184

Unamortized intangible assets:
Goodwill			20,723

Total intangible assets			$29,907

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer related assets	$19,239	$(16,972)	$2,267
Core technology	12,664	(10,101)	2,563

Total	$31,903	$(27,073)	$4,830

Unamortized intangible assets:
Goodwill			17,830

Total intangible assets			$22,660

Estimated amortization expense for the current fiscal year, and each of the five succeeding fiscal years, is as follows:

In thousands
2004	$4,191
2005	2,351
2006	1,620
2007	1,029
2008	548
2009	372

In connection with the adoption of SFAS 142 on July 1, 2002, the Company performed a transitional impairment test on its indefinite lived intangible assets, including goodwill. As a result of the transitional impairment test, the Company recorded an impairment charge of $13.8 million associated with impairment of goodwill in Bottomline Europe. This impairment charge is reflected in the Company’s consolidated statement of operations as a cumulative effect of a change in accounting principle for the quarter ended September 30, 2002.

At September 30, 2003 the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $9,988,000 and $10,735,000, respectively. At June 30, 2003, the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $7,156,000 and $10,674,000, respectively.

Note 10 – Guarantees

The Company offers a standard warranty on its products and services, specifying that its software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, the Company offers, as an element of its standard software licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs, arising from claims of patent, copyright, trademark or other similar infringements by the Company’s software products. To date, the Company has not had any significant warranty or indemnification claims against its software products and there were no accruals for product warranties or indemnification claims at September 30, 2003 or June 30, 2003.

Bottomline Europe is a party to an Overdraft Facility, which provides for aggregate borrowings of up to 2.0 million British Pound Sterling. Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility and at September 30, 2003, there were no outstanding borrowings under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document, and we assume no obligation to update any such forward-looking statements, even if our estimates change. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors That May Affect Future Results” and elsewhere in this Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

We provide a comprehensive set of solutions for financial resource management (FRM). Our software products and services enable organizations to more effectively make and collect payments, send and receive invoices, conduct electronic banking and provide advanced electronic output and delivery capabilities. We offer both software designed to run on-site at the customer’s location and hosted solutions. Our products allow our customers to leverage the Internet in automating existing operations while increasing security and fraud avoidance. They complement our customers’ existing information systems, accounting applications and banking functions. As a result, our solutions can be deployed quickly and efficiently. To help our customers receive the maximum value and meet their own particular needs, we also provide professional services for installation, training, consulting and product enhancement, as well as related equipment and supplies. We market our products globally with a particular focus on the United States, United Kingdom and, with the acquisition of Createform, Australia. We have over 5,500 customers, including approximately 50 of the Fortune 100 and 90 of the FTSE (Financial Times Stock Exchange) 100 companies.

Critical Accounting Policies

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K related to revenue recognition, goodwill and intangible assets and our equity investments. It is important that the critical accounting policy update below be read in conjunction with our critical accounting policies as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, as filed with the SEC on September 26, 2003.

Valuation of Acquired Intangible Assets

In connection with the acquisition of Createform, the Company recorded an in-process research and development charge of $789,000 and recorded several other intangible assets relating to acquired core technology and customer relationship assets. The valuation process used to calculate the values assigned to the in-process research and development and the acquired intangible assets is complex and involves significant estimates relative to our financial projections. Accordingly, we utilized an outside valuation firm to assist us in determining these values. The principal component of the valuation is the determination of discounted future cash flows, and there are a number of variables that we considered for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process, and —while our estimates are consistent with our internal planning assumptions—the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process normally require a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

•	the selection of an appropriate discount rate;

•	our projected overall revenue growth and mix of revenue;

•	our gross margin estimates (which are highly dependent on our mix of revenue);

•	our technology and product life cycles;

•	the attrition rate of our customers, particularly those who contribute to our recurring revenue streams (such as software maintenance);

•	our planned level of operating expenses, and

•	our effective tax rate

The use of different assumptions or projections, in some or all of the areas noted above, would likely have resulted in different valuation results, thus affecting the in-process research and development charge recorded in the quarter ended September 30, 2003 and the value of acquired intangible assets.

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenues

Total revenues increased by approximately $600,000 to $16.9 million in the three months ended September 30, 2003 from $16.3 million in the three months ended September 30, 2002, an increase of 4%. The majority of this increase occurred in the United States, and was due principally to the contribution of revenue from Createform, which was acquired in September, 2003. Revenues, based on the point of sale, rather than the location of the customer, were $10.0 million, $6.8 million and $100,000 in the United States, United Kingdom and Australia, respectively, for the three months ended September 30, 2003. Revenues for the three months ended September 30, 2002 were $8.8 million and $7.5 million in the United States and United Kingdom, respectively.

Software Licenses. Software license revenues decreased by approximately $100,000 to $2.6 million in the three months ended September 30, 2003 from $2.7 million in the three months ended September 30, 2002, a decrease of 4%. Software license revenues represented 16% of total revenues in the three months ended September 30, 2003 compared to 17% of total revenues in the three months ended September 30, 2002. The decrease in software license revenues was due principally to a decrease in software license revenues generated in the UK due to longer sales cycles surrounding the migration of customers to the new BACSTEL IP electronic payments standard, offset in part by software license revenues generated as a result of the Createform acquisition. BACSTEL IP refers to the payments technology upgrade mandated by UK BACS (Bankers Automated Clearing Services). Based on current product plans and the projected contribution of revenue from Createform, we anticipate that software license revenues will increase, as a percentage of total revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance revenues increased by approximately $1.1 million to $10.4 million in the three months ended September 30, 2003 from $9.3 million in the three months ended September 30, 2002, an increase of 13%. The increase in service and maintenance revenues resulted from increases in software maintenance revenues generated in the US and UK, Webseries Legal eBilling revenues and professional services generated in the UK. Service and maintenance revenues represented 62% of total revenues in the three months ended September 30, 2003 compared to 57% of total revenues in the three months ended September 30, 2002. Based on current product plans, we anticipate that service and maintenance revenues will remain relatively constant, as a percentage of total revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies revenues decreased by approximately $500,000 to $3.8 million in the three months ended September 30, 2003 from $4.3 million in the three months ended September 30, 2002, a decrease of 11%. The decrease in equipment and supplies revenues was due principally to the continued migration of customers to our web-based products and solutions which are not equipment and supplies intensive. Equipment and supplies revenues represented 22% of total revenues in the three months ended September 30, 2003 compared to 26% of total revenues in the three months ended September 30, 2002. Based on current product plans, and the acquisition of Createform which has historically not engaged in equipment and supplies sales, we anticipate that equipment and supplies revenues will decrease, as a percentage of total revenues, during the remainder of the fiscal year.

Cost of Revenues

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software incorporated into our products. Software license costs decreased by $136,000 to $270,000 in the three months ended September 30, 2003 from $406,000 in the three months ended September 30, 2002, a decrease of 33%. Software license costs were 10% of software license revenues in the three months ended September 30, 2003 compared to 15% of software license revenues in the three months ended September 30, 2002. The decrease in software license costs as a percentage of software license revenues was primarily due to a decreased share of software license revenues generated by the UK, which carry higher costs, and the contribution from Createform of software license revenues in the three months ended September 30, 2003. Software license revenues generated by the UK have historically had a higher cost of sale due in part to the cost of third party software, which is incorporated into and sold with certain of the UK software products. We anticipate that software license costs will decrease, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salary expense and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased by approximately $600,000 to $4.4 million in the three months ended September 30, 2003 from $5.0 million in the three months ended September 30, 2002, a decrease of 12%. Service and maintenance costs were 43% of service and maintenance revenues in the three months ended September 30, 2003 compared to 54% of service and maintenance revenues in the three months ended September 30, 2002. The decrease in service and maintenance costs is attributable to reduced personnel costs as a result of decreased headcount and the absence of employee severance and separation related costs, which were incurred in the quarter ended September 30, 2002. We anticipate that service and maintenance costs will remain consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the cost associated with equipment and supplies that we resell as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased by approximately $200,000 to $3.0 million in the three months ended September 30, 2003 from $3.2 million in the three months ended September 30, 2002, a decrease of 5%. Equipment and supplies costs were 80% of equipment and supplies revenues in the three months ended September 30, 2003 compared to 74% of equipment and supplies revenues in the three months ended September 30, 2002. The decrease in equipment and supplies costs was attributable to the overall decrease in equipment and supplies revenues. The increase in equipment and supplies costs as a percentage of equipment and supplies revenue was attributable to reduced profit margins in the UK, resulting principally from an increase in shipping and delivery costs which carry no gross margin, and to a lesser extent reduced equipment margins in the US. We anticipate that equipment and supplies costs will remain consistent, as a percentage of equipment and supplies revenues, during the remainder of the fiscal year.

Operating Expenses

Sales and Marketing:

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses decreased by approximately $1.1 million to $4.2 million in the three months ended September 30, 2003 from $5.3 million in the three months ended September 30, 2002, a decrease of 21%. Sales and marketing expenses were 25% of total revenues in the three months ended September 30, 2003 compared to 33% of total revenues in the three months ended September 30, 2002. The decrease in sales and marketing expenses was principally the result of decreased personnel costs and the absence of severance and separation related costs that had been incurred as a result of cost reduction initiatives implemented in the quarter ended September 30, 2002, offset in part by sales and marketing expenses associated with the operations of Createform. We anticipate that sales and marketing expenses will decrease, as a percentage of revenues, during the remainder of the fiscal year.

Product Development and Engineering:

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continue to be focused on enhancements and revisions to our products based on customer feedback and marketplace demands. Product development and engineering expenses decreased by approximately $900,000 to $2.3 million in the three months ended September 30, 2003 from $3.2 million in the three months ended September 30, 2002, a decrease of 29%. The decrease in product development and engineering expenses was primarily the result of decreased personnel costs and the absence of severance and separation related costs that had been incurred as a result of cost reduction initiatives implemented in the quarter ended September 30, 2002, offset in part by product development and engineering expenses associated with the operations of Createform. Product development and engineering expenses were 14% of total revenues in the three months ended September 30, 2003 compared to 20% of total revenues in the three months ended September 30, 2002. We anticipate that product development and engineering expenses will decrease, as a percentage of revenues, during the remainder of the fiscal year.

In-Process Research and Development. In-process research and development of $789,000 in the three months ended September 30, 2003 represents the expense associated with acquired in-process research and development of Createform. The in-process research and development projects were valued using an income approach, which included the application of a discounted cash flow methodology. Using this methodology, the value of in-process technology is comprised of the total present value of the future cash flow stream attributable to this technology over its anticipated life. As a basis for the valuation process, the Company made estimates of the revenue stream to be generated in each future period and the corresponding operating expenses and other charges, such as income taxes, that will be incurred to support this revenue stream. Based upon these assumptions, the projected cash flow streams relating to the in-process research and development were discounted to present value using a risk adjusted discount rate. There was no comparable expense in the three months ended September 30, 2002.

Stock Compensation Expense. In connection with our acquisition of Flashpoint, Inc. in August 2000, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense decreased by $24,000 to approximately $13,000 in the three months ended September 30, 2003 from $37,000 in the three months ended September 30, 2002. The decrease in stock compensation expense was due principally to the forfeiture of non-vested stock options as a result of employee separations. We anticipate that stock compensation expense will not change significantly during the remainder of the fiscal year.

General and Administrative:

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased by approximately $500,000 to $2.4 million in the three months ended September 30, 2003 from $2.9 million in the three months ended September 30, 2002, a decrease of 19%. The decrease in general and administrative expenses was principally attributable to cost reduction initiatives implemented in our prior fiscal year, offset in part by general and administrative expenses associated with the operations of Createform. General and administrative expenses were 14% of total revenues in the three months ended September 30, 2003 compared to 18% of total revenues in the three months ended September 30, 2002. We anticipate that general and administrative costs will decrease, as a percentage of revenues, during the remainder of the fiscal year.

Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions decreased by approximately $600,000 to $1.6 million in the three months ended September 30, 2003 from $2.2 million in the three months ended September 30, 2002, a decrease of 26%. The decrease in amortization expense was due to certain intangible assets which became fully amortized in the three months ended September 30, 2003. We expect total amortization expense for fiscal 2004 to approximate $4.2 million.

Other Income, Net:

Other income, net consists of interest income, interest expense and foreign currency transaction gains and losses. Other income, net decreased by $106,000 to other income, net of $65,000 in the three months ended September 30, 2003 from $171,000 in the three months ended September 30, 2002 due to a reduction of interest income in the US as a result of declining interest rates and a reduction in foreign currency transaction gains in the UK.

Provision for Income Taxes:

The provision for income taxes was $15,000 for the three months ended September 30, 2003 and 2002. The provision for income taxes consists of a small amount of U.S. state tax expense, which will be incurred irrespective of our net operating loss position. At September 30, 2003, we had utilized our income tax loss carryback and, accordingly, maintained a full valuation allowance for our deferred tax assets since, based on the available evidence, our deferred tax assets are less likely, rather than more likely, to be realized.

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by the sale of our common stock and operating activities. We had net working capital of $13.1 million at September 30, 2003, which included cash and cash equivalents totaling $23.2 million.

In connection with the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of eVelocity Corporation in May 2002, the Company assumed the obligation on a promissory note to a third party in the principal amount of $758,600 plus accrued interest. Under the terms of the promissory note, principal plus accrued interest is due in three equal installments. The promissory note accrues interest at the prime rate (4.00% at September 30, 2003) plus 2%. The third and final principal and interest payment is due on February 15, 2004.

In December 2002, the Company extended, through December 27, 2003, its Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $5 million and requires the Company to maintain certain financial covenants. Eligible borrowings are based on a borrowing base calculation of the Company’s eligible accounts receivable as defined in the Credit Facility. Borrowings under the Credit Facility are secured by substantially all US owned assets of the Company, bear interest at the bank’s prime rate (4.00% at September 30, 2003) plus one-half of one percent and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At September 30, 2003, a $2 million letter of credit had been issued to the Company’s landlord as part of a lease amendment for its corporate headquarters. There were no outstanding borrowings under the Credit Facility at September 30, 2003.

In February 2003, the Company’s subsidiary, Bottomline Europe, renewed through December 31, 2003, its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (3.50% at September 30, 2003) plus 2% and are due on the expiration date of the Overdraft Facility. As disclosed in Note 10, Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility (there were no outstanding borrowings at September 30, 2003).

With the acquisition of Createform, the Company has an overdraft facility in the UK which provides for borrowings of up to 40,000 British Pound Sterling. Borrowings under this overdraft facility are unsecured, bear interest at the bank’s base rate (3.50% at September 30, 2003) plus 5% and are due on demand. There were no outstanding borrowings under this overdraft facility at September 30, 2003.

With the acquisition of Createform, the Company has two overdraft facilities in Australia which provide for borrowings of up to 300,000 Australian Dollars. Borrowings under the overdraft facilities are secured by substantially all of the assets of the Company’s Australian operations, bear interest at the bank’s prime rate (9.10% at September 30, 2003) plus 2.35% and are due on the expiration date of the Facilities, which is September 30, 2004. There was approximately $119,000 outstanding under these overdraft facilities at September 30, 2003.

During fiscal year 2002, our Board of Directors authorized a repurchase program for the repurchase of our common stock. The repurchase program was amended twice and at September 30, 2003, we had repurchased an aggregate total of $6.6 million of our common stock under these repurchase programs. A portion of the shares repurchased by the Company have been reissued in connection with the exercise of employee stock options and in connection with shares issued under our employee stock purchase plan.

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

In September 2003, the Company acquired all of the outstanding stock of Create!form International, Inc. (Createform). The purchase consideration for Createform was approximately $7,800,000 consisting of approximately $2,800,000 in cash, 563,151 shares of the Company’s common stock and transaction costs. In addition to the initial purchase consideration, there is contingent consideration issuable to the selling shareholders of Createform of up to 400,000 shares of the Company’s common stock, based on the achievement of certain Createform operating results during fiscal year 2004.

Cash provided by operating activities was $348,000 in the three months ended September 30, 2003 and cash used in operating activities was $1.1 million in the three months ended September 30, 2002. Net cash provided by operating activities for the three months ended September 30, 2003 was primarily the result of a substantially lower net loss.

Net cash used in investing activities was $3.0 million in the three months ended September 30, 2003 and $2.3 million in the three months ended September 30, 2002. Cash used in investing activities in the three months ended September 30, 2003 was primarily attributable to the Createform acquisition.

Net cash provided by financing activities was $24,000 in the three months ended September 30, 2003 and net cash used in financing activities was $210,000 in the three months ended September 30, 2002. Cash provided by financing activities was the result of proceeds received from the issuance of common stock pursuant to our employee stock purchase plan and proceeds received from the exercise of stock options, offset in part by the repurchase of our common stock under our stock repurchase program and repayments made against our overdraft facilities.

We lease our principal office facility in Portsmouth, New Hampshire under a non-cancelable operating lease. In addition to the base term, we have the option to extend the term by two five-year periods. Rent payments are fixed for the term of the lease, subject to increases each year, based on fluctuations in the consumer price index. We are additionally obligated to pay certain incremental operating expenses over the base rent. We own office space in Reading, England. We also lease facilities in several major cities in the US, UK and Australia. All of our facility related leases expire by fiscal year 2010, with the exception of the lease of our principal office facility in Portsmouth, New Hampshire, which expires in fiscal year 2012. We sublease office space in several of our offices. We also have various operating leases for vehicles and office equipment. At September 30, 2003, we had no significant capital lease obligations.

The following table sets forth future payments that we are required to make under existing contractual cash obligations:

	Payments Due by Period (in thousands)
	Total	Fiscal 2004	Fiscal Years 2005 and 2006	Fiscal Years 2007 and 2008	Fiscal Year 2009 and later
Lease obligations	$16,861	$3,047	$4,393	$3,708	$5,767
Current portion of long term debt	253	253	—	—	—
Amount due under overdraft facilities	119	119	—	—	—

Total contractual cash obligations	$17,233	$3,419	$4,393	$3,708	$5,767

The contractual cash obligations table above does not include short-term payment obligations such as open purchase orders, accounts payable or accrued liabilities, which are routine in nature and incurred in the normal course of business.

During the quarter ended September 30, 2003, we did not engage in:

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

Our common stock has experienced and may continue to undergo extreme market price and volume fluctuations

Stock markets in general, and The NASDAQ Stock Market in particular, have experienced extreme price and volume fluctuations, particularly in recent years. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced and may continue to undergo extreme fluctuations due to a variety of factors, including:

•	general and industry-specific business, economic and market conditions;

•	actual or anticipated fluctuations in operating results, including those arising as a result of any impairment of goodwill or other intangible assets related to past or future acquisitions;

•	changes in or our failure to meet analysts’ or investors’ estimates or expectations;

•	public announcements concerning us, including announcements of litigation, our competitors or our industry;

•	introductions of new products or services or announcements of significant contracts by us or our competitors;

•	acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	adverse developments in patent or other proprietary rights; and

•	announcements of technological innovations by our competitors.

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

Quarterly operating results that are below the expectations of public market analysts could adversely affect the market price of our common stock. Factors that could cause fluctuations in our operating results include the following:

•	economic conditions, which may affect our customers’ and potential customers’ budgets for information technology expenditures;

•	the timing of orders and longer sales cycles, particularly due to the increased average sales price of our software solutions;

•	the timing of product implementations, which are highly dependent on customers’ resources and discretion;

•	the incurrence of costs relating to the integration of software products and operations in connection with acquisitions of technologies or businesses; and

•	the timing and market acceptance of new products or product enhancements by either us or our competitors.

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested annually for impairment, or more frequently when events or circumstances occur indicating that goodwill might be impaired. Effective July 1, 2002 we adopted SFAS 142, which required us to perform a transitional impairment test on all indefinite lived intangible assets. In connection with our transition to SFAS 142, we recorded an impairment charge of $13.8 million in relation to the goodwill of our Bottomline Europe reporting unit. At September 30, 2003, the carrying value of our goodwill and our other intangible assets was $20.7 million and $9.2 million, respectively. We could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

We face risks associated with our international operations that could harm our financial condition and results of operations

In recent periods, a significant percentage of our revenues has been generated by our international operations, and our future growth rates and success are in part dependent on our continued growth and success in international markets. As a result of the Createform acquisition, we now have operations in Australia, in addition to the US and the UK. As is the case with most international operations, the success and profitability of such operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

Our future financial results will be affected by the acceptance of electronic invoice presentment product offerings in an emerging market

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

Integration of acquisitions could interrupt our business and our financial condition could be harmed

We have made several acquisitions of companies and assets in the past, including the acquisition of Create!form International, Inc. in September 2003 and may, in the future, acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	inadequacy of existing operating, financial and management information systems to support the combined organization or new operations;

•	write-offs related to impairment of goodwill and other intangible assets;

•	entrance into markets in which we have no or limited prior experience or knowledge;

•	diversion of management’s focus from our core business concerns;

•	dilution to existing stockholders and earnings per share;

•	incurrence of substantial debt; and

•	exposure to litigation from other third parties, including claims related to intellectual property or other assets acquired or liabilities assumed.

Any such difficulties encountered as a result of any merger, acquisition or strategic investment could have a material adverse effect on our business, operating results and financial condition.

The slowdown in the economy has affected the market for information technology solutions, including our products and services, and if this slowdown continues our future financial results could be materially adversely affected

As a result of continuing unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for our products and services has been adversely affected. This has resulted in decreased revenues, particularly software license revenues, and a decline in our growth rate. To date, the US marketplace has been particularly affected but there can be no assurance that this trend will not extend, to the same degree, to the UK marketplace where we also have significant operations. Our future results will be materially and adversely affected if this slowdown continues or worsens and our revenues continue to be adversely impacted. During our prior fiscal year, we implemented several cost reduction initiatives in an attempt to improve our profitability. If current economic conditions continue or worsen, those cost reductions may prove to be inadequate and we may experience a material adverse impact on our business, operating results, and financial condition.

We depend on key employees who are skilled in e-commerce, payment, cash management and invoice presentment methodology and Internet and other technologies

Our success depends upon the efforts and abilities of our executive officers and key technical employees who are skilled in e-commerce, payment methodology and regulation, and Internet, database and network technologies. The loss of one or more of these individuals could have a material adverse effect on our business. We currently do not maintain “key man” life insurance policies on any of our employees. While some of our executive officers have employment or retention agreements with us, the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

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

An increasing number of large and more complex customer contracts may delay the timing of our revenue recognition and affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts in the US, and as of September 2003 in the UK, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These large and complex customer contracts generally require significant implementation work, product customization and modification resulting in the recognition of revenue over the period of project completion, which normally spans several quarters. Delays in revenue recognition on these contracts could affect our operating results, financial condition and the market price of our common stock.

Increased competition may result in price reductions and decreased demand for our product solutions

The markets in which we compete are intensely competitive and characterized by rapid technological change. Some competitors in our targeted markets have longer operating histories, significantly greater financial, technical, and marketing resources, greater brand recognition and a larger installed customer base than we do. We expect to face additional competition as other established and emerging companies enter the markets we address. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their product offerings and to offer more comprehensive solutions. This growing competition may result in price reductions of our products and services, reduced revenues and gross margins and loss of market share, any one of which could have a material adverse effect on our business, operating results and financial condition.

Our success depends on our ability to develop new and enhanced software, services and related products

The markets in which we compete are subject to rapid technological change and our success is dependent on our ability to develop new and enhanced software, services and related products that meet evolving market needs. Trends that could have a critical impact on us include:

•	rapidly changing technology, which could cause our software to become suddenly outdated or could require us to make our products compatible with new database or network systems;

•	evolving industry standards, mandates and laws, such as those mandated by the National Automated Clearing House Association and the Association for Payment Clearing Services;

•	the adoption of the newly mandated BACSTEL IP electronic payment format in the UK marketplace, which refers to the payments technology upgrade mandated by UK BACS (Bankers Automated Clearing Services), which could cause delay and uncertainty with our customers’ and potential customers’ purchase decisions; and

•	developments and changes relating to the Internet that we must address as we maintain existing products and introduce any new products.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may be a party to litigation in the future to protect our intellectual property rights or as a result of an alleged infringement of the intellectual property rights of others. These claims, whether or not meritorious, could require us to spend significant sums in litigation, pay damages, delay product implementations, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claim. These claims could have a material adverse effect on our business, operating results and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

With the acquisition of Createform in September of 2003, we now have operations in Australia. The functional currency of our Australian operations is the Australian dollar. To date we have not entered, nor do we have any current plan to enter, into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations. As our operations in Australia during the quarter ended September 30, 2003 were limited, a 10% increase or decrease in the average exchange rate between the Australian Dollar and the US Dollar would not have resulted in a material impact on our revenues or net loss for the three months ended September 30, 2003.

Other than the above, there have been no material changes to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on September 26, 2003.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to Bottomline Technologies, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Sales of Unregistered Securities

On September 18, 2003, the Company acquired Create!form International, Inc. (Createform), a private company incorporated in Delaware. The consideration for the acquisition included 563,151 shares of authorized but previously unissued shares of common stock, $0.001 par value per share, of the Company. A total of 177,734 of these shares will be held in escrow to secure the indemnification obligations of Createform’s stockholders. Up to an additional 400,000 shares of common stock will be issued to Createform’s stockholders if Createform achieves certain performance milestones by June 30, 2004. The securities were offered and issued pursuant to Regulation D of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

See the Exhibit Index on page 22 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K:

We filed the following current reports on Form 8-K during the quarter ended September 30, 2003:

On August 12, 2003 we furnished a current report on Form 8-K dated August 12, 2003 under Item 12 (Results of Operations and Financial Condition) containing a copy of our earnings release for the three and twelve months ended June 30, 2003.

On September 24, 2003 we filed a current report on Form 8-K dated September 18, 2003 under Item 2 (Acquisition or Disposition of Assets) regarding our acquisition of Create!form.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 14, 2003	By: /s/ ROBERT A. EBERLE
Robert A. Eberle Chief Operating Officer, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Number Description

10.1 (1)	Agreement and Plan of Merger, dated as of September 15, 2003, by and among Bottomline Technologies (de), Inc., Create!form Acquisition Corporation, Create!form International, Inc., the Principals (as defined therein), the Stockholder Representatives (as defined therein) and the Company Stockholders (as defined therein).

10.2 #	Letter Agreement between Daniel McGurl and Bottomline Technologies (de), Inc. dated August 28, 2003.

10.3 #	Retention Agreement between Chris Bishop and Bottomline Technologies (de), Inc. dated September 12, 2002

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

#	Management contract or compensatory plan or arrangement
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 18, 2003 (File No. 000-25259).