Form 10-Q
period 2003-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2004-02-13
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of January 30, 2004 was 16,707,180.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2003	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$23,036	$25,802
Accounts receivable, net of allowance for doubtful accounts and returns of $1,960 at December 31, 2003 and $1,682 at June 30, 2003	16,300	13,281
Other current assets	4,253	4,148

Total current assets	43,589	43,231
Property, plant and equipment, net	6,591	6,447
Intangible assets, net	30,555	22,660
Other assets	920	1,024

Total assets	$81,655	$73,362

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,916	$5,712
Accrued expenses	7,067	6,005
Deferred revenue and deposits	16,780	13,697
Current portion of long-term debt	253	253

Total liabilities	30,016	25,667
Stockholders’ equity:
Common stock	17	17
Additional paid-in-capital	169,969	164,809
Deferred compensation	(33)	(78)
Accumulated other comprehensive income	2,821	1,628
Treasury stock	(4,110)	(4,250)
Retained deficit	(117,025)	(114,431)

Total stockholders’ equity	51,639	47,695

Total liabilities and stockholders’ equity	$81,655	$73,362

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2003	2002
Revenues:
Software licenses	$4,513	$3,359
Service and maintenance	12,492	9,969
Equipment and supplies	4,249	4,396

Total revenues	21,254	17,724
Cost of revenues:
Software licenses	584	449
Service and maintenance	5,400	5,627
Equipment and supplies	3,446	3,329

Total cost of revenues	9,430	9,405

Gross profit	11,824	8,319
Operating expenses:
Sales and marketing	5,792	4,704
Product development and engineering:
Product development and engineering	2,659	2,739
Stock compensation expense	9	26
General and administrative	2,932	2,908
Amortization of intangible assets	891	2,243

Total operating expenses	12,283	12,620

Loss from operations	(459)	(4,301)
Other income, net	42	111

Loss before provision for income taxes	(417)	(4,190)
Provision for income taxes	32	15

Net loss	$(449)	$(4,205)

Net loss per share:
Basic and diluted	$(0.03)	$(0.27)

Shares used in computing net loss per share:
Basic and diluted	16,621	15,567

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Six Months Ended December 31,
	2003	2002
Revenues:
Software licenses	$7,142	$6,099
Service and maintenance	22,939	19,255
Equipment and supplies	8,044	8,650

Total revenues	38,125	34,004
Cost of revenues:
Software licenses	854	854
Service and maintenance	9,848	10,654
Equipment and supplies	6,465	6,492

Total cost of revenues	17,167	18,000

Gross profit	20,958	16,004
Operating expenses:
Sales and marketing	10,011	10,013
Product development and engineering:
Product development and engineering	4,972	5,979
In-process research and development	789	—
Stock compensation expense	22	63
General and administrative	5,306	5,844
Amortization of intangible assets	2,502	4,425

Total operating expenses	23,602	26,324

Loss from operations	(2,644)	(10,320)
Other income, net	97	283

Loss before provision for income taxes and cumulative effect of accounting change	(2,547)	(10,037)
Provision for income taxes	47	30

Loss before cumulative effect of accounting change	(2,594)	(10,067)
Cumulative effect of accounting change	—	(13,764)

Net loss	$(2,594)	$(23,831)

Net loss per basic and diluted share:
Loss per share before cumulative effect of accounting change	$(0.16)	$(0.65)
Cumulative effect of accounting change	—	(0.88)

Net loss per basic and diluted share	$(0.16)	$(1.53)

Shares used in computing net loss per share:
Basic and diluted	16,333	15,556

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2003	2002
Operating activities:
Net loss	$(2,594)	$(23,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	13,764
Amortization of intangible assets	2,502	4,425
In-process research and development	789	—
Depreciation and amortization of property and equipment	1,112	1,426
Provision for allowances on accounts receivable	51	44
Deferred compensation expense	22	63
Gain on foreign exchange	(53)	(140)
Changes in operating assets and liabilities:
Accounts receivable	(1,143)	2,631
Inventory, prepaid expenses and other current assets	289	364
Accounts payable, accrued expenses, income taxes payable and deferred revenue and deposits	(706)	460

Net cash provided by (used in) operating activities	269	(794)
Investing activities:
Purchases of property, plant and equipment, net	(775)	(589)
Payment for business and asset acquisitions, net of cash acquired	(2,819)	—

Net cash used in investing activities	(3,594)	(589)
Financing activities:
Repurchase of common stock	(367)	(932)
Proceeds from employee stock purchase plan and exercise of stock options	892	486
Payment of certain liabilities assumed upon acquisition	(131)	—
Repayments on bank overdraft facilities, net	(200)	—

Net cash provided by (used in) financing activities	194	(446)
Effect of exchange rate changes on cash and cash equivalents	365	120

Decrease in cash and cash equivalents	(2,766)	(1,709)
Cash and cash equivalents at beginning of period	25,802	25,931

Cash and cash equivalents at end of period	$23,036	$24,222

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2003

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the fiscal year ending June 30, 2004. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 26, 2003.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2—Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant and, in the case of the Company’s stock purchase plans since the plans are non-compensatory, no compensation expense is recorded in the financial statements. The stock-based employee compensation plans are described more fully in the footnotes included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 26, 2003.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to its stock-based employee compensation.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net loss, as reported	$(449)	$(4,205)	$(2,594)	$(23,831)
Add: Stock-based employee compensation expense included in reported net loss	9	26	22	63
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,915)	(2,186)	(4,104)	(4,421)

Pro forma net loss	$(2,355)	$(6,365)	$(6,676)	$(28,189)

Basic and diluted net loss per share, as reported	$(0.03)	$(0.27)	$(0.16)	$(1.53)

Pro forma basic and diluted net loss per share	$(0.14)	$(0.41)	$(0.41)	$(1.81)

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

The initial purchase consideration for Createform was approximately $7,900,000, consisting of approximately $2,800,000 in cash, 563,151 shares of the Company’s common stock with a value of approximately $4,800,000 and transaction costs. There is contingent consideration issuable to the selling shareholders of Createform of up to 400,000 shares of the Company’s common stock, based on the achievement of certain Createform operating results during fiscal year 2004. The value of any contingent consideration will be recorded as a component of goodwill if issued. Createform results have been included in the Company’s results from the date of acquisition forward. As a result of the acquisition the Company recorded, excluding the impact of contingent consideration, intangible assets of approximately $9,421,000, consisting of $1,595,000 of core technology, $4,403,000 of customer related assets, and $3,423,000 of goodwill. The finite lived intangible assets, core technology and customer related assets are being amortized over their estimated useful lives of five and ten years, respectively. However, since the amortization rate of the finite lived intangible assets occurs in proportion to their estimated contribution of economic benefit to the Company, approximately 85% of the value assigned to the core technology and customer related assets will be amortized within three and five years, respectively. The Company’s projection of total amortization expense for this and subsequent fiscal years is included in Note 9.

A1 Group of Companies (The) Limited

In May 2003, Bottomline Europe acquired certain assets and assumed certain liabilities of the A1 Group of Companies (The) Limited (“A1”). In addition to the initial purchase consideration, contingent consideration was payable to A1 pending the outcome of a detailed review and evaluation of A1’s customer lists and customer contracts acquired by the Company. The Company completed this review in the quarter ended December 31, 2003 and, as a result, issued additional purchase consideration to A1 of approximately $125,000 in cash (based on quarter-end exchange rates). The additional consideration was recorded as a component of the acquired intangible asset, “customer lists”, which is being amortized over a three year period.

Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and Createform as if the acquisition had occurred as of July 1, 2003 and 2002, after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets. The impact of the charge for acquired in-process research and development, and certain other acquisition related costs, have been excluded from the pro forma amounts. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Createform been a single entity during these periods. Since A1 had only limited operations prior to its acquisition, pro-forma financial information related to A1 has not been presented.

	Pro Forma Three Months Ended December 31,		Pro Forma Six Months Ended December 31,
	2003	2002	2003	2002
	(unaudited) (in thousands)
Revenues	$21,254	$20,166	$39,950	$38,745
Loss before cumulative effect of accounting change	$(449)	$(4,655)	$(3,048)	$(11,101)
Loss per basic and diluted share, before cumulative effect of accounting change	$(0.03)	$(0.29)	$(0.18)	$(0.69)
Net loss	$(449)	$(4,655)	$(3,048)	$(24,865)
Net loss per basic and diluted share	$(0.03)	$(0.29)	$(0.18)	$(1.54)

In-process research and development

In connection with the acquisition of Createform, the Company recorded an in-process research and development charge of $789,000, which represented purchased in-process research and development that had not reached technological feasibility. The Company made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. The in-process research and development projects were valued using an income approach, which included the application of a discounted cash flow methodology. Using this methodology, the value of in-process technology is comprised of the total present value of the future cash flow stream attributable to this technology over its anticipated life. As a basis for the valuation process, the Company made estimates of the revenue stream to be generated in each future period and the corresponding level of operating expenses and other charges, such as income taxes, that will be incurred to support this revenue stream. Based upon these assumptions, the projected cash flow streams relating to the in-process research and development were discounted to present value using a risk adjusted discount rate.

Note 4—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Numerator:
Loss before cumulative effect of accounting change	$(449)	$(4,205)	$(2,594)	$(10,067)
Cumulative effect of accounting change	—	—	—	(13,764)

Net loss	$(449)	$(4,205)	$(2,594)	$(23,831)

Denominator:
Denominator for basic and diluted net loss per share – weighted average shares outstanding	16,621	15,567	16,333	15,556

Net loss per share:
Loss before cumulative effect of accounting change	$(0.03)	$(0.27)	$(0.16)	$(0.65)
Cumulative effect of accounting change	—	—	—	(0.88)

Net loss per share – basic and diluted	$(0.03)	$(0.27)	$(0.16)	$(1.53)

The effect of outstanding stock options and warrants have been excluded from the calculation of diluted net loss per share for the three and six months ended December 31, 2003 and 2002, as their effect would be anti-dilutive.

Note 5—Comprehensive Income or Loss

Comprehensive income or loss represents net loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss, net of tax, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(in thousands)
Net loss	$(449)	$(4,205)	$(2,594)	$(23,831)
Other comprehensive income:
Foreign currency translation adjustments	1,140	22	1,193	1,028

Comprehensive income (loss)	$691	$(4,183)	$(1,401)	$(22,803)

Note 6—Operations by Segments and Geographic Areas

Net sales, based on the point of sales, not the location of the customer, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(in thousands)
Sales to unaffiliated customers:
United States	$12,490	$10,407	$22,515	$19,240
United Kingdom	8,323	7,317	15,110	14,764
Australia	441	—	500	—

Total revenues	$21,254	$17,724	$38,125	$34,004

At December 31, 2003, long-lived assets of approximately $23,500,000, $14,500,000 and $100,000 were located in the United States, United Kingdom, and Australia respectively. At June 30, 2003, long-lived assets of approximately $15,700,000 and $14,400,000 were located in the United States and United Kingdom, respectively.

Note 7—Income Taxes

In the three and six month periods ended December 31, 2003, the Company incurred an operating loss. Given that the Company has incurred substantial operating losses over the past several years and that the Company has utilized all of its income tax loss carryback, the Company has determined, based on the available evidence, that its deferred tax assets are less likely, rather than more likely, to be realized. Accordingly, the Company continues to maintain a full valuation allowance on its deferred tax assets as of December 31, 2003.

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

Effective July 1, 2003, the Company adopted EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

Note 9—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer related assets	$25,222	$(19,880)	$5,342
Core technology	14,602	(11,493)	3,109

Total	$39,824	$(31,373)	8,451

Unamortized intangible assets:
Goodwill			22,104

Total intangible assets			$30,555

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer related assets	$19,239	$(16,972)	$2,267
Core technology	12,664	(10,101)	2,563

Total	$31,903	$(27,073)	4,830

Unamortized intangible assets:
Goodwill			17,830

Total intangible assets			$22,660

The change in the carrying value of goodwill since June 30, 2003 is due to goodwill attributable to the Createform acquisition and the effect of foreign currency exchange rates.

Estimated amortization expense for the current fiscal year, and each of the five succeeding fiscal years, is as follows:

In thousands
2004	$4,229
2005	2,421
2006	1,669
2007	1,029
2008	548
2009	372

In connection with the adoption of SFAS 142 on July 1, 2002, the Company performed a transitional impairment test on its indefinite lived intangible assets, including goodwill. As a result of the transitional impairment test, the Company recorded an impairment charge of $13.8 million associated with impairment of goodwill in Bottomline Europe. This impairment charge was reported as a cumulative effect of a change in accounting principle for the quarter ended September 30, 2002.

At December 31, 2003 the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $10,579,000 and $11,525,000, respectively. At June 30, 2003, the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $7,156,000 and $10,674,000, respectively.

Note 10 – Financing Arrangements

In February 2004, the Company extended, through December 26, 2004, its Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $5 million and requires the Company to maintain certain financial covenants. Eligible borrowings are based on a borrowing base calculation of the Company’s eligible accounts receivable as defined in the Credit Facility. Borrowings under the Credit Facility are secured by substantially all US owned assets of the Company, bear interest at the bank’s prime rate (4.00% at December 31, 2003) plus one-half of one percent and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At December 31, 2003, a $2 million letter of credit had been issued to the Company’s landlord as part of a lease amendment for its corporate headquarters. There were no outstanding borrowings under the Credit Facility at December 31, 2003.

In February 2004, the Company’s subsidiary, Bottomline Europe, renewed through December 30, 2004, its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (3.75% at December 31, 2003) plus 2% and are due on the expiration date of the Overdraft Facility. As disclosed in Note 11, Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility. There were no outstanding borrowings under this Overdraft Facility at December 31, 2003.

With the acquisition of Createform, the Company has an overdraft facility in the UK that provides for borrowings of up to 40,000 British Pound Sterling. Borrowings under this overdraft facility are unsecured, bear interest at the bank’s base rate (3.75% at December 31, 2003) plus 5% and are due on demand. There were no outstanding borrowings under this overdraft facility at December 31, 2003.

With the acquisition of Createform, the Company initially was a party to two overdraft facilities in Australia, which provided for borrowings of up to 300,000 Australian Dollars. Borrowings under these overdraft facilities were secured by substantially all of the assets of the Company’s Australian operations and bore interest at the bank’s prime rate (9.60% at December 31, 2003) plus 2.35%. There were no outstanding borrowings under these overdraft facilities at December 31, 2003 and these overdraft facilities were cancelled in January 2004.

Note 11 – Guarantees

The Company offers a standard warranty on its products and services, specifying that its software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, the Company offers, as an element of its standard software licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs, arising from claims of patent, copyright, trademark or other similar infringements by the Company’s software products. To date, the Company has not had any significant warranty or indemnification claims against its software products and there were no accruals for product warranties or indemnification claims at December 31, 2003 or June 30, 2003.

Bottomline Europe is a party to an Overdraft Facility, which provides for aggregate borrowings of up to 2.0 million British Pound Sterling. Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility and at December 31, 2003, there were no outstanding borrowings under this facility.

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

Overview

We provide a comprehensive set of solutions for financial resource management (FRM). Our software products and services enable organizations to more effectively make and collect payments, send and receive invoices, conduct electronic banking and provide advanced electronic output and delivery capabilities. We offer both software designed to run on-site at the customer’s location and hosted solutions. Our products allow our customers to leverage the Internet in automating existing operations while increasing security and fraud avoidance. They complement our customers’ existing information systems, accounting applications and banking functions. As a result, our solutions can be deployed quickly and efficiently. To help our customers receive the maximum value and meet their own particular needs, we also provide professional services for installation, training, consulting and product enhancement, as well as related equipment and supplies. We market our products globally with a particular focus on the United States, the United Kingdom and, with the acquisition of Createform, Australia. We have over 5,500 customers, including approximately 50 of the Fortune 100 and 90 of the FTSE (Financial Times Stock Exchange) 100 companies.

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

The use of different assumptions or projections, in some or all of the areas noted above, would likely have resulted in different valuation results, thus affecting the in-process research and development charge recorded in the quarter ended September 30, 2003 and the value assigned to the acquired intangible assets.

Results of Operations

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

Revenues

Total revenues increased by approximately $3.6 million to $21.3 million in the three months ended December 31, 2003 from $17.7 million in the three months ended December 31, 2002, an increase of 20%. The majority of this increase occurred in the United States, and was due principally to the contribution of revenue from Createform which was acquired on September 18, 2003 and to a lesser extent, sales of our Webseries product. To a lesser extent, the overall revenue increase was driven by an increase in the foreign currency exchange rate in the UK. Revenues, based on the point of sale, rather than the location of the customer, were $12.5 million, $8.3 million and $500,000 in the US, UK and Australia, respectively, for the three months ended December 31, 2003. Revenues for the three months ended December 31, 2002 were $10.4 million and $7.3 million in the US and UK, respectively.

Software Licenses. Software license revenues increased by approximately $1.1 million to $4.5 million in the three months ended December 31, 2003 from $3.4 million in the three months ended December 31, 2002, an increase of 32%. Software license revenues represented 21% of total revenues in the three months ended December 31, 2003 compared to 19% of total revenues in the three months ended December 31, 2002. The increase in software license revenues was due principally to the contribution of revenue from Createform and from our Webseries product in the US and, to a lesser extent, an increase in the foreign currency exchange rate in the UK. The increase in software license revenues was partially offset by decreases in software license revenues associated with our legacy payment offerings. Based on current product plans and the projected contribution of revenue from Createform, we anticipate that software license revenues will increase, as a percentage of total revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance revenues increased by approximately $2.5 million to $12.5 million in the three months ended December 31, 2003 from $10.0 million in the three months ended December 31, 2002, an increase of 25%. The increase in service and maintenance revenues resulted principally from the contribution of revenue from Createform, increases in professional service revenues generated from customers utilizing our Webseries product in the US and, to a lesser extent, an increase in the service and maintenance revenues in the UK as a result of increased volume through our hosted transaction processing service and the foreign currency exchange rate. Service and maintenance revenues represented 59% of total revenues in the three months ended December 31, 2003 compared to 56% of total revenues in the three months ended December 31, 2002. Based on current product plans, we anticipate that service and maintenance revenues will remain consistent, as a percentage of total revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies revenues decreased by approximately $200,000 to $4.2 million in the three months ended December 31, 2003 from $4.4 million in the three months ended December 31, 2002, a decrease of 5%. The decrease in equipment and supplies revenues was due principally to the continued migration of UK customers to our web-based products and solutions, which are not equipment and supplies intensive, offset in part by an increase in the foreign currency exchange rate in the UK. Equipment and supplies revenues represented 20% of total revenues in the three months ended December 31, 2003 compared to 25% of total revenues in the three months ended December 31, 2002. Based on current product plans, we anticipate that equipment and supplies revenues will decrease, as a percentage of total revenues, during the remainder of the fiscal year.

Cost of Revenues

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into our products. Software license costs increased by $135,000 to $584,000 in the three months ended December 31, 2003 from $449,000 in the three months ended December 31, 2002, an increase of 30%. Software license costs were 13% of software license revenues in the three months ended December 31, 2003 and 2002. The increase in software license cost of revenues was primarily due to the sale of certain third party software in the US, offset in part by a decrease in software license revenues generated in the UK. Software license revenues generated in the UK have historically had a higher cost of sale due in part to the cost of third party software, which is incorporated into and sold with certain UK software products. We anticipate that software license costs will remain consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salary expense and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services teams. Service and maintenance costs decreased by approximately $200,000 to $5.4 million in the three months ended December 31, 2003 from $5.6 million in the three months ended December 31, 2002, a decrease of 4%. Service and maintenance costs were 43% of service and maintenance revenues in the three months ended December 31, 2003 compared to 56% of service and maintenance revenues in the three months ended December 31, 2002. The decrease in service and maintenance costs is attributable to reduced personnel costs as a result of headcount reductions that occurred principally in the US, and improved margins on several long-term revenue contracts in the US. The overall decrease in costs was offset by expenses attributable to Createform and to a lesser extent an increase in the foreign currency exchange rate in the UK. We anticipate that service and maintenance costs will remain consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the cost associated with equipment and supplies that we resell as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased by approximately $100,000 to $3.4 million in the three months ended December 31, 2003 from $3.3 million in the three months ended December 31, 2002, an increase of 3%. Equipment and supplies costs were 81% of equipment and supplies revenues in the three months ended December 31, 2003 compared to 76% of equipment and supplies revenues in the three months ended December 31, 2002. The increase in equipment and supplies costs as a percentage of equipment and supplies revenue was attributable to reduced profit margins in the UK, resulting principally from an increase in shipping and delivery costs which carry no gross margin. We anticipate that equipment and supplies costs will remain consistent, as a percentage of equipment and supplies revenues, during the remainder of the fiscal year.

Operating Expenses

Sales and Marketing:

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by approximately $1.1 million to $5.8 million in the three months ended December 31, 2003 from $4.7 million in the three months ended December 31, 2002, an increase of 23%. Sales and marketing expenses were 27% of total revenues in the three months ended December 31, 2003 and 2002. The increase in sales and marketing expenses was principally the result of the expense contribution from Createform, higher commission related expenses as a result of higher revenues (particularly software revenues which carry the highest commission rates) and, to a lesser extent, an increase in the foreign currency exchange rate in the UK. We anticipate that sales and marketing expenses will remain consistent, as a percentage of revenues, during the remainder of the fiscal year.

Product Development and Engineering:

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses were approximately $2.7 million in the three months ended December 31, 2003 and 2002. Increases in product development and engineering expenses attributable to Createform in the three months ended December 31, 2003 were offset by decreased personnel costs in the US as a result of headcount reductions. Product development and engineering expenses were 13% of total revenues in the three months ended December 31, 2003 compared to 15% of total revenues in the three months ended December 31, 2002. We anticipate that product development and engineering expenses will remain consistent, as a percentage of revenues, during the remainder of the fiscal year.

Stock Compensation Expense. In connection with our acquisition of Flashpoint, Inc. in August 2000, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and we recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense decreased by $17,000 to approximately $9,000 in the three months ended December 31, 2003 from $26,000 in the three months ended December 31, 2002. This decrease was due principally to the forfeiture of non-vested stock options as a result of employee separations. We anticipate that stock compensation expense will not change significantly during the remainder of the fiscal year.

General and Administrative:

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses were $2.9 million in the three months ended December 31, 2003 and 2002. Increases in general and administrative expenses attributable to Createform in the three months ended December 31, 2003 were offset by reductions in facilities related expenses in the US as a result of closing certain offices and reduced personnel costs in the UK attributable to headcount reductions. General and administrative expenses were 14% of total revenues in the three months ended December 31, 2003 compared to 16% of total revenues in the three months ended December 31, 2002. We anticipate that general and administrative costs will remain consistent, as a percentage of revenues, during the remainder of the fiscal year.

Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions decreased by approximately $1.3 million to $900,000 in the three months ended December 31, 2003 from $2.2 million in the three months ended December 31, 2002, a decrease of 59%. The decrease in amortization expense was due to certain intangible assets that became fully amortized in the three months ended September 30, 2003. We expect total amortization expense for fiscal 2004 to approximate $4.2 million.

Other Income, Net:

Other income, net consists of interest income, interest expense and foreign currency transaction gains and losses. Other income, net decreased by $69,000 to $42,000 in the three months ended December 31, 2003 from $111,000 in the three months ended December 31, 2002. The decrease in other income was due to an increase in foreign currency transaction losses and a $31,000 realized loss on the sale of an equity investment. The aggregate carrying value of all of the Company’s equity investments was approximately $36,000 at December 31, 2003.

Provision for Income Taxes:

The provision for income taxes increased by $17,000 to a provision for income taxes of $32,000 in the three months ended December 31, 2003 from $15,000 in the three months ended December 31, 2002. The provision for income taxes consists of a small amount of U.S. state tax expense, which will be incurred irrespective of our net operating loss position, and a provision for income taxes in Australia. At December 31, 2003, we had utilized our income tax loss carryback and, accordingly, maintained a full valuation allowance for our deferred tax assets since, based on the available evidence, we believe that our deferred tax assets are less likely, rather than more likely, to be realized.

Results of Operations

Six Months Ended December 31, 2003 Compared to the Six Months Ended December 31, 2002

Revenues

Total revenues increased by approximately $4.1 million to $38.1 million in the six months ended December 31, 2003 from $34.0 million in the six months ended December 31, 2002, an increase of 12%. The majority of this increase occurred in the US and was due principally to the contribution of revenue from Createform. To a lesser extent, the overall revenue increase was driven by an increase in revenues from customers utilizing our Webseries product in the US and an increase in the foreign currency exchange rate in the UK. Revenues, based on the point of sale, rather than the location of the customer, were $22.5 million, $15.1 million and $500,000 in the US, UK and Australia, respectively, for the six months ended December 31, 2003. Revenues for the six months ended December 31, 2002 were $19.2 million and $14.8 million in the US and the UK, respectively.

Software Licenses. Software license revenues increased by approximately $1.0 million to $7.1 million in the six months ended December 31, 2003 from $6.1 million in the six months ended December 31, 2002, an increase of 16%. Software license revenues represented 19% of total revenues in the six months ended December 31, 2003 compared to 18% of total revenues in the six months ended December 31, 2002. The increase in software license revenues was due principally to the contribution of revenue from Createform and to a lesser extent an increase in the foreign currency exchange rate in the UK. This increase was partially offset by a decrease in software license revenues in the UK, the majority of which occurred during our first fiscal quarter (the quarter ended September 30, 2003) as a result of delays in our customers’ and potential customers’ purchase decisions due to the adoption of the newly mandated BACSTEL IP Payments format in the UK.

Service and Maintenance. Service and maintenance revenues increased by approximately $3.6 million to $22.9 million in the six months ended December 31, 2003 from $19.3 million in the six months ended December 31, 2002, an increase of 19%. The increase in service and maintenance revenues was due principally to an increase in professional service revenues generated from customers who utilize our Webseries product in the US, the contribution of professional services revenues generated by Createform and, to a lesser extent, an increase in the foreign currency exchange rate in the UK. Service and maintenance revenues represented 60% of total revenues in the six months ended December 31, 2003 compared to 57% of total revenues in the six months ended December 31, 2002.

Equipment and Supplies. Equipment and supplies revenues decreased by approximately $700,000 to $8.0 million in the six months ended December 31, 2003 from $8.7 million in the six months ended December 31, 2002, a decrease of 8%. The decrease in equipment and supplies revenues was due principally to the continued migration of UK customers to our web-based products and solutions, which are not equipment and supplies intensive, offset in part by an increase in the foreign currency exchange rate in the UK. Equipment and supplies revenues represented 21% of total revenues in the six months ended December 31, 2003 compared to 25% of total revenues in the six months ended December 31, 2002.

Cost of Revenues

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into our products. Software license costs were approximately $854,000 in the six months ended December 31, 2003 and 2002. Software license costs were 12% of software license revenues in the six months ended December 31, 2003 compared to 14% of software license revenues in the six months ended December 31, 2002. The increase in software license cost of revenues as a result of Createform software was offset by a decrease in software license revenues in the UK, which have historically had a higher cost of sale due in part to third party software which is incorporated into and sold with certain UK software products.

Service and Maintenance. Service and maintenance costs include salary expense and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased by approximately $900,000 to $9.8 million in the six months ended December 31, 2003 from $10.7 million in the six months ended December 31, 2002, a decrease of 8%. Service and maintenance costs were 43% of service and maintenance revenues in the six months ended December 31, 2003 compared to 55% of service and maintenance revenues in the six months ended December 31, 2002. The decrease in service and maintenance costs is attributable to reduced personnel costs resulting from headcount reductions in both the US and UK and improved margins on several long-term revenue contracts in the US, offset in part by the expense associated with Createform support personnel and an increase in the foreign currency exchange rate in the UK.

Equipment and Supplies. Equipment and supplies costs include the cost associated with equipment and supplies that we resell as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs were approximately $6.5 million in the six months ended December 31, 2003 and 2002. Equipment and supplies costs were 80% of equipment and supplies revenues in the six months ended December 31, 2003 compared to 75% of equipment and supplies revenues in the six months ended December 31, 2002. The increase in equipment and supplies costs as a percentage of equipment and supplies revenue was largely attributable to reduced profit margins in the UK, resulting principally from an increase in shipping and delivery costs which carry no gross margin.

Operating Expenses

Sales and Marketing:

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses were approximately $10.0 million in the six months ended December 31, 2003 and 2002. Sales and marketing expenses were 26% of total revenues in the six months ended December 31, 2003 compared to 29% of total revenues in the six months ended December 31, 2002. Increases in sales and marketing expenses were attributable to the operations of Createform and to a lesser extent an increase in the foreign currency exchange rate in the UK. This increase was offset in part by a decrease in personnel costs as a result of headcount reductions in the US and UK.

Product Development and Engineering:

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses decreased by approximately $1.0 million to $5.0 million in the six months ended December 31, 2003 from $6.0 million in the six months ended December 31, 2002, a decrease of 17%. The decrease in product development and engineering expenses was primarily the result of decreased personnel costs as a result of reduced headcount in the US, offset in part by product development and engineering expenses attributable to Createform. Product development and engineering expenses were 13% of total revenues in the six months ended December 31, 2003 compared to 18% of total revenues in the six months ended December 31, 2002.

In-Process Research and Development. In-process research and development of $789,000 in the six months ended December 31, 2003 represents the expense associated with acquired in-process research and development of Createform. There was no comparable expense in the six months ended December 31, 2002. The in-process research and development projects were valued using an income approach, which included the application of a discounted cash flow methodology. Using this methodology, the value of in-process technology is comprised of the total present value of the future cash flow stream attributable to this technology over its anticipated life. As a basis for the valuation process, the Company made estimates of the revenue stream to be generated in each future period and the corresponding operating expenses and other charges, such as income taxes, that will be incurred to support this revenue stream. Based upon these assumptions, the projected cash flow streams relating to the in-process research and development were discounted to present value using a risk adjusted discount rate.

Stock Compensation Expense. In connection with our acquisition of Flashpoint, Inc. in August 2000, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense decreased by $41,000 to approximately $22,000 in the six months ended December 31, 2003 from $63,000 in the six months ended December 31, 2002. The decrease in stock compensation expense was due principally to the forfeiture of non-vested stock options as a result of employee separations.

General and Administrative:

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased by approximately $500,000 to $5.3 million in the six months ended December 31, 2003 from $5.8 million in the six months ended December 31, 2002, a decrease of 9%. Decreases in facility related expenses in the US as a result of closing certain offices and lower personnel costs in the UK were partially offset by increases as a result of the Createform acquisition. General and administrative expenses were 14% of total revenues in the six months ended December 31, 2003 compared to 17% of total revenues in the six months ended December 31, 2002.

Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions decreased by approximately $1.9 million to $2.5 million in the six months ended December 31, 2003 from $4.4 million in the six months ended December 31, 2002, a decrease of 43%. The decrease in amortization expense was due to certain intangible assets that became fully amortized in the three months ended September 30, 2003.

Other Income, Net:

Other income, net consists of interest income, interest expense and foreign currency transaction gains and losses. Other income, net decreased by $186,000 to $97,000 in the six months ended December 31, 2003 from $283,000 in the six months ended December 31, 2002. The decrease in other income, net was due to a reduction of interest income in the US as a result of declining interest rates, an increase in foreign currency transaction losses and a realized loss of $31,000 on the sale of an equity investment. The aggregate carrying value of all the Company’s equity investments was approximately $36,000 at December 31, 2003.

Provision for Income Taxes:

The provision for income taxes increased by $17,000 to $47,000 for the six months ended December 31, 2003 from $30,000 in the six months ended December 31, 2002. The provision for income taxes consists of a small amount of U.S. state tax expense, which will be incurred irrespective of our net operating loss position and a provision for income taxes in Australia. At December 31, 2003, we had utilized our income tax loss carryback and, accordingly, maintained a full valuation allowance for our deferred tax assets since, based on the available evidence, we believe that our deferred tax assets are less likely, rather than more likely, to be realized.

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by the sale of our common stock and operating activities. We had net working capital of $13.6 million at December 31, 2003, which included cash and cash equivalents totaling $23.0 million.

In connection with our acquisition of substantially all of the assets and assumption of certain liabilities of eVelocity Corporation in May 2002, we assumed the obligation on a promissory note to a third party in the principal amount of $758,600 plus accrued interest. Under the terms of the promissory note, principal plus accrued interest is due in three equal installments. The promissory note accrues interest at the prime rate (4.00% at December 31, 2003) plus 2%. The third and final principal and interest payment is due on February 15, 2004.

In February 2004, we extended, through December 26, 2004, our Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $5 million and requires us to maintain certain financial covenants. Eligible borrowings are based on a borrowing base calculation of the Company’s eligible accounts receivable as defined in the Credit Facility. Borrowings under the Credit Facility are secured by substantially all our US owned assets, bear interest at the bank’s prime rate (4.00% at December 31, 2003) plus one-half of one percent and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, Bottomline. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At December 31, 2003, a $2 million letter of credit had been issued to our landlord as part of a lease amendment for our corporate headquarters. There were no outstanding borrowings under the Credit Facility at December 31, 2003.

In February 2004, our subsidiary, Bottomline Europe, renewed through December 30, 2004, its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (3.75% at December 31, 2003) plus 2% and are due on the expiration date of the Overdraft Facility. As disclosed in Note 11, Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility (there were no outstanding borrowings at December 31, 2003).

With the acquisition of Createform, we have an overdraft facility in the UK which provides for borrowings of up to 40,000 British Pound Sterling. Borrowings under this overdraft facility are unsecured, bear interest at the bank’s base rate (3.75% at December 31, 2003) plus 5% and are due on demand. There were no outstanding borrowings under this overdraft facility at December 31, 2003.

With the acquisition of Createform, we initially were a party to two overdraft facilities in Australia, which provided for borrowings of up to 300,000 Australian Dollars. Borrowings under these overdraft facilities were secured by substantially all of the assets of our Australian operations and bore interest at the bank’s prime rate (9.60% at December 31, 2003) plus 2.35%. There were no outstanding borrowings under these overdraft facilities at December 31, 2003 and these overdraft facilities were cancelled in January 2004.

During fiscal year 2002, our Board of Directors initially authorized a repurchase program for the repurchase of our common stock. The repurchase program has been amended twice and at December 31, 2003, we had repurchased an aggregate total of $6.6 million of our common stock under these programs. A portion of the shares we repurchased have been reissued in connection with the exercise of employee stock options and in connection with shares issued under our employee stock purchase plan. At December 31, 2003, we had $1.6 million that remained authorized for repurchases of our common stock.

In September 2003, we acquired all of the outstanding stock of Create!form International, Inc. (Createform). The initial purchase consideration for Createform was approximately $7,900,000 consisting of approximately $2,800,000 in cash, 563,151 shares of our common stock and transaction costs. In addition to the initial purchase consideration, there is contingent consideration issuable to the selling shareholders of Createform of up to 400,000 shares of our common stock, based on the achievement of certain Createform operating results during fiscal year 2004.

Cash provided by operating activities was $269,000 in the six months ended December 31, 2003 and cash used in operating activities was $800,000 in the six months ended December 31, 2002. Cash provided in the six months ended was primarily the result of a lower net loss.

Net cash used in investing activities was $3.6 million in the six months ended December 31, 2003 and $600,000 in the six months ended December 31, 2002. Cash used in investing activities in the six months ended December 31, 2003 was primarily attributable to the Createform acquisition.

Net cash provided by financing activities was $194,000 in the six months ended December 31, 2003 and net cash used in financing activities was $400,000 in the six months ended December 31, 2002. Cash provided by financing activities was the result of proceeds received from the issuance of common stock pursuant to our employee stock purchase plan and proceeds received from the exercise of stock options, offset in part by the repurchase of our common stock under our stock repurchase program and repayments made against our overdraft facilities.

We lease our principal office facility in Portsmouth, New Hampshire under a non-cancelable operating lease. In addition to the base term, we have the option to extend the term by two five-year periods. Rent payments are fixed for the term of the lease, subject to increases each year, based on fluctuations in the consumer price index. We are additionally obligated to pay certain incremental operating expenses over the base rent. We own office space in Reading, England. We also lease facilities in several major cities in the US, UK and Australia. All of our facility related leases expire by fiscal year 2010, with the exception of the lease of our principal office facility that expires in fiscal year 2012. We sublease office space in several of our offices. We also have various operating leases for vehicles and office equipment. At December 31, 2003, we had no significant capital lease obligations.

The following table sets forth future payments that we are required to make under existing contractual cash obligations:

	Payments Due by Period (in thousands)
	Total	Fiscal 2004	Fiscal Years 2005 and 2006	Fiscal Years 2007 and 2008	Fiscal Year 2009 and later
Lease obligations	$17,155	$3,167	$4,474	$3,737	$5,777
Current portion of long term debt	253	253	—	—	—
Amount due under overdraft facilities	—	—	—	—	—

Total contractual cash obligations	$17,408	$3,420	$4,474	$3,737	$5,777

The contractual cash obligations table above does not include short-term payment obligations such as open purchase orders, accounts payable or accrued liabilities, which are routine in nature and incurred in the normal course of business. At December 31, 2003 we had no long-term purchase commitments (other than those disclosed above) or purchase commitments for quantities in excess of what would be needed to satisfy our short-term operating requirements.

During the six months ended December 31, 2003, we did not engage in:

•	off-balance sheet activities, including the use of structured finance or special purpose entities, that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources;

•	material trading activities in non-exchange traded commodity contracts; or

•	transactions with persons or entities that benefit from their non-independent relationship with us.

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

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. We have recently experienced slowing growth rates due to the challenging economic climate in the technology arena. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

Our products and services have considerably varied gross margins. Our software revenues generally yield significantly higher gross margins than do our service, maintenance, and equipment and supplies revenue streams. Over the last two years we experienced a decrease in our software license fees, particularly in the US, as a result of the continued slowdown in overall IT spending. If software license fees continue to decline or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly affected.

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested annually for impairment, or more frequently when events or circumstances occur indicating that goodwill might be impaired. Effective July 1, 2002 we adopted SFAS 142, which required us to perform a transitional impairment test on all indefinite lived intangible assets. In connection with our transition to SFAS 142, we recorded an impairment charge of $13.8 million in relation to the goodwill of our Bottomline Europe reporting unit. At December 31, 2003, the carrying value of our goodwill and our other intangible assets was $22.1 million and $8.5 million, respectively. We could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

The slowdown in the economy experienced over the past two years has affected the market for information technology solutions, including our products and services, and if this slowdown continues our future financial results could be materially adversely affected

As a result of recent unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for our products and services have been adversely affected. This has resulted in decreased revenues, particularly software license revenues, and a decline in our growth rate. To date, the US marketplace has been particularly affected but there can be no assurance that this trend will not extend, to the same degree, to the UK marketplace where we also have significant operations. Our future results will be materially and adversely affected if this slowdown continues or worsens and our revenues continue to be adversely impacted. During our prior fiscal year, we implemented several cost reduction initiatives in an attempt to improve our profitability. If current economic conditions continue or worsen, those cost reductions may prove to be inadequate and we may experience a material adverse impact on our business, operating results, and financial condition.

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

Our products could be subject to future legal or regulatory actions which could have a material adverse affect on our operating results

Our software products and hosted services offerings facilitate the transmission of business documents and information including, in some cases, confidential financial data related to payments, invoices and cash management. Our web-based software products, and certain of our hosted services offerings, transmit this data electronically. While we believe that all of our product and service offerings comply with current regulatory and security requirements, there can be no assurance that future legal or regulatory actions will not impact our product and service offerings. To the extent that regulatory or legal developments mandated a change in any of our products or services, or altered the demand for or the competitive environment of our products and services, we may not be able to respond to such requirements in a timely or successful manner. If this were to occur, our business, operating results and financial condition could be materially adversely affected.

Any unanticipated performance problems or bugs in our product offerings could have a material adverse effect on our future financial results

If the products that we offer do not continue to achieve market acceptance, our future financial results will be adversely affected. Since many of our software solutions are still in early stages of adoption and since most of our software products are continually being enhanced or further developed in response to general marketplace demands, any unanticipated performance problems or bugs that we have not been able to detect could result in additional development costs, diversion of technical and other resources from our other development efforts, negative publicity regarding us and our products, harm to our customer relationships and exposure to potential liability claims. In addition, if our products do not enjoy wide commercial success, our long-term business strategy will be adversely affected, which could have a material adverse effect on our business, operating results and financial condition.

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

Our future financial results will depend on our ability to manage growth effectively

In the past, rapid growth has strained our managerial and other resources. Recently, we have experienced slowing growth rates due to challenging economic conditions. If our historical growth rate resumes, our ability to manage such growth will depend in part on our ability to continue to enhance our operating, financial and management information systems. We cannot assure you that our personnel, systems and controls will be adequate to support future growth, if any. If we are unable to manage growth effectively, should it occur, the quality of our services, our ability to retain key personnel and our business, operating results and financial condition could be materially adversely affected.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

With the acquisition of Createform in September of 2003, we now have operations in Australia. The functional currency of our Australian operations is the Australian Dollar. To date we have not entered, nor do we have any current plan to enter, into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations. A 10% increase or decrease in the average exchange rate between the Australian Dollar and the US Dollar would not have resulted in a material impact on our revenues or net loss for the three or six months ended December 31, 2003.

Other than the above, there have been no material changes to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on September 26, 2003.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to Bottomline Technologies, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2003 Annual Meeting of Shareholders on November 20, 2003. The following matters were voted upon at the Annual Meeting.

1.	Holders of 15,125,027 shares of our common stock voted to elect William O. Grabe to serve for a term of three years as a Class II Director. Holders of 59,210 shares of our common stock withheld votes from such director. Holders of 15,138,476 shares of our common stock voted to elect Joseph L. Mullen to serve for a term of three years as a Class II Director. Holders of 45,761 shares of our common stock withheld votes from such director. Holders of 15,120,057 shares of our common stock voted to elect James W. Zilinski to serve for a term of three years as a Class II Director. Holders of 64,180 shares of our common stock withheld votes from such director.

2.	Holders of 15,159,628 shares of our common stock voted to ratify the selection of Ernst & Young LLP as our independent auditors for the current fiscal year. Holders of 18,509 shares of our common stock voted against ratifying such selection and 6,100 shares abstained from voting.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

See the Exhibit Index on page 26 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 13, 2004	By:	/s/ ROBERT A. EBERLE

Robert A. Eberle Chief Operating Officer, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Number Description

10.1	Second Loan Modification Agreement dated as of January 19, 2004 between the Registrant and Silicon Valley Bank

10.2	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer