Form 10-Q
period 2004-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2004-05-17
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(603) 436-0700

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2004 was 16,964,072.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2004	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$21,382	$25,802
Short-term investments	3,539	—
Accounts receivable, net of allowance for doubtful accounts and returns of $1,866 at March 31, 2004 and $1,682 at June 30, 2003	15,930	13,281
Other current assets	4,658	4,148

Total current assets	45,509	43,231
Property, plant and equipment, net	6,750	6,447
Intangible assets, net	29,840	22,660
Other assets	876	1,024

Total assets	$82,975	$73,362

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,473	$5,712
Accrued expenses	7,164	6,005
Deferred revenue and deposits	16,966	13,697
Current portion of long-term debt	—	253

Total liabilities	29,603	25,667
Stockholders’ equity:
Common stock	17	17
Additional paid-in-capital	171,062	164,809
Deferred compensation	(24)	(78)
Accumulated other comprehensive income	3,336	1,628
Treasury stock	(3,753)	(4,250)
Retained deficit	(117,266)	(114,431)

Total stockholders’ equity	53,372	47,695

Total liabilities and stockholders’ equity	$82,975	$73,362

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Software licenses	$3,598	$3,598
Service and maintenance	13,801	10,588
Equipment and supplies	4,168	4,458

Total revenues	21,567	18,644

Cost of revenues:
Software licenses	456	425
Service and maintenance	5,692	4,996
Equipment and supplies	3,406	3,593

Total cost of revenues	9,554	9,014

Gross profit	12,013	9,630

Operating expenses:
Sales and marketing	5,474	4,343
Product development and engineering:
Product development and engineering	2,662	2,158
Stock compensation expense	9	31
General and administrative	3,305	2,661
Amortization of intangible assets	866	2,235

Total operating expenses	12,316	11,428

Loss from operations	(303)	(1,798)

Other income (expense), net	103	(412)

Loss before provision for income taxes	(200)	(2,210)
Provision for income taxes	41	15

Net loss	$(241)	$(2,225)

Net loss per share:
Basic and diluted	$(0.01)	$(0.14)

Shares used in computing net loss per share:

Basic and diluted	16,775	15,619

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Nine Months Ended March 31,
	2004	2003
Revenues:
Software licenses	$10,740	$9,697
Service and maintenance	36,741	29,843
Equipment and supplies	12,212	13,108

Total revenues	59,693	52,648

Cost of revenues:
Software licenses	1,310	1,279
Service and maintenance	15,540	15,649
Equipment and supplies	9,872	10,085

Total cost of revenues	26,722	27,013

Gross profit	32,971	25,635

Operating expenses:
Sales and marketing	15,484	14,355
Product development and engineering:
Product development and engineering	7,635	8,137
In-process research and development	789	—
Stock compensation expense	32	95
General and administrative	8,610	8,505
Amortization of intangible assets	3,368	6,660

Total operating expenses	35,918	37,752

Loss from operations	(2,947)	(12,117)

Other income (expense), net	200	(130)

Loss before provision for income taxes and cumulative effect of accounting change	(2,747)	(12,247)
Provision for income taxes	88	45

Loss before cumulative effect of accounting change	(2,835)	(12,292)

Cumulative effect of accounting change	—	(13,764)

Net loss	$(2,835)	$(26,056)

Net loss per basic and diluted share:
Loss per share before cumulative effect of accounting change	$(0.17)	$(0.79)
Cumulative effect of accounting change	—	(0.88)

Net loss per basic and diluted share	$(0.17)	$(1.67)

Shares used in computing net loss per share:
Basic and diluted	16,480	15,577

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(2,835)	$(26,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	13,764
Amortization of intangible assets	3,368	6,660
In-process research and development	789	—
Depreciation and amortization of property and equipment	1,670	1,977
Provision for allowances on accounts receivable	79	52
Provision for allowances on obsolescence of inventory	15	—
Deferred compensation expense	32	95
Gain on foreign exchange	(62)	(93)
Changes in operating assets and liabilities:
Accounts receivable	(386)	1,963
Inventory, prepaid expenses and other current assets	(33)	423
Accounts payable, accrued expenses, income taxes payable and deferred revenue and deposits	(1,110)	(906)

Net cash provided by (used in) operating activities	1,529	(2,121)

Investing activities:
Purchases and sales of short-term investments	(3,515)	—
Purchases of property, plant and equipment, net	(1,413)	(1,148)
Payment for business and asset acquisitions, net of cash acquired	(2,819)	—

Net cash used in investing activities	(7,747)	(1,148)

Financing activities:
Payment of principal on long term debt	(253)	(253)
Payment of bank financing fees	(25)	—
Repurchase of common stock	(367)	(952)
Proceeds from employee stock purchase plan and exercise of stock options	2,342	832
Proceeds from sale of common stock	—	1,495
Payment of certain liabilities assumed upon acquisition	(131)	—
Repayments on bank overdraft facilities, net	(200)	—

Net cash provided by financing activities	1,366	1,122
Effect of exchange rate changes on cash and cash equivalents	432	95

Decrease in cash and cash equivalents	(4,420)	(2,052)
Cash and cash equivalents at beginning of period	25,802	25,931

Cash and cash equivalents at end of period	$21,382	$23,879

See accompanying notes to unaudited condensed consolidated financial statements.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2004

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the fiscal year ending June 30, 2004. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 26, 2003.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2 – Short-Term Investments

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have determinable fair values. All short-term investments must be classified as one of the following: held to maturity, available-for-sale, or trading. The Company has classified its short-term investments as held to maturity and, as such, carries them at amortized cost, with dividends, interest, and amortization of premium or discount recorded through earnings. On March 31, 2004 the short-term investment balance was approximately $3.5 million and consisted entirely of debt securities.

Note 3—Stock Based Compensation

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net loss, as reported	$(241)	$(2,225)	$(2,835)	$(26,056)
Add: Stock-based employee compensation expense included in reported net loss	9	31	32	95
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,495)	(2,019)	(5,599)	(6,475)

Pro forma net loss	$(1,727)	$(4,213)	$(8,402)	$(32,436)

Basic and diluted net loss per share, as reported	$(0.01)	$(0.14)	$(0.17)	$(1.67)

Pro forma basic and diluted net loss per share	$(0.10)	$(0.27)	$(0.51)	$(2.08)

Note 4—Business Combinations

Create!form International, Inc.

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

The initial purchase consideration for Createform was approximately $7,900,000, consisting of approximately $2,800,000 in cash, 563,151 shares of the Company’s common stock with a value of approximately $4,800,000 and transaction costs. There is contingent consideration issuable to the selling shareholders of Createform of up to 400,000 shares of the Company’s common stock, based on the achievement of certain Createform operating results during fiscal year 2004. The value of any contingent consideration will be recorded as a component of goodwill if issued. Createform results have been included in the Company’s results from the date of acquisition forward. As a result of the acquisition the Company recorded, excluding the impact of contingent consideration, intangible assets of approximately $9,196,000, consisting of $1,595,000 of core technology, $4,403,000 of customer related assets, and $3,198,000 of goodwill. The finite lived intangible assets, core technology and customer related assets are being amortized over their estimated useful lives of five and ten years, respectively. However, since the amortization rate of the finite lived intangible assets occurs in proportion to their estimated contribution of economic benefit to the Company, approximately 85% of the value assigned to the core technology and customer related assets will be amortized within three and five years, respectively. The Company’s projection of total amortization expense for this and subsequent fiscal years is included in Note 10.

A1 Group of Companies (The) Limited

In May 2003, Bottomline Europe acquired certain assets and assumed certain liabilities of the A1 Group of Companies (The) Limited (“A1”). In addition to the initial purchase consideration, contingent consideration was payable to A1 pending the outcome of a detailed review and evaluation of A1’s customer lists and customer contracts acquired by the Company. The Company completed this review in the quarter ended December 31, 2003 and, as a result, issued additional purchase consideration to A1 of approximately $125,000 in cash (based on December 31, 2003 exchange rates). The additional consideration was recorded as a component of the acquired intangible asset, “customer lists”, which is being amortized over a three year period.

Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and Createform as if the acquisition had occurred as of July 1, 2003 and 2002, after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets. The impact of the charge for acquired in-process research and development, and certain other acquisition related costs, have been excluded from the pro forma amounts. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Createform been a single entity during these periods. Since A1 had only limited operations prior to its acquisition, pro forma financial information related to A1 has not been presented.

	Pro Forma Three Months Ended March 31,		Pro Forma Nine Months Ended March 31,
	2004	2003	2004	2003
	(unaudited) (in thousands)
Revenues	$21,567	$21,085	$61,517	$59,830
Loss before cumulative effect of accounting change	$(241)	$(2,765)	$(3,289)	$(13,866)
Loss before cumulative effect of accounting change, per basic and diluted share	$(0.01)	$(0.17)	$(0.20)	$(0.86)
Net loss	$(241)	$(2,765)	$(3,289)	$(27,630)
Net loss per basic and diluted share	$(0.01)	$(0.17)	$(0.20)	$(1.71)

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

Note 5—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Numerator:
Loss before cumulative effect of accounting change	$(241)	$(2,225)	$(2,835)	$(12,292)
Cumulative effect of accounting change	—	—	—	(13,764)

Net loss	$(241)	$(2,225)	$(2,835)	$(26,056)

Denominator:
Denominator for basic and diluted net loss per share – weighted average shares outstanding	16,775	15,619	16,480	15,577

Net loss per share:
Loss before cumulative effect of accounting change	$(0.01)	$(0.14)	$(0.17)	$(0.79)
Cumulative effect of accounting change	—	—	—	(0.88)

Net loss per share – basic and diluted	$(0.01)	$(0.14)	$(0.17)	$(1.67)

The effect of outstanding stock options and warrants have been excluded from the calculation of diluted net loss per share for the three and nine months ended March 31, 2004 and 2003, as their effect would be anti-dilutive.

Note 6—Comprehensive Income or Loss

Comprehensive income or loss represents net loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss, net of tax, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Net loss	$(241)	$(2,225)	$(2,835)	$(26,056)
Other comprehensive income (loss):
Foreign currency translation adjustments	515	(293)	1,708	735

Comprehensive income (loss)	$274	$(2,518)	$(1,127)	$(25,321)

Note 7—Operations by Segments and Geographic Areas

Net sales, based on the point of sales, not the location of the customer, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Sales to unaffiliated customers:
United States	$11,652	$11,067	$34,167	$30,307
United Kingdom	9,567	7,577	24,677	22,341
Australia	348	—	849	—

Total revenues	$21,567	$18,644	$59,693	$52,648

At March 31, 2004, long-lived assets of approximately $22,300,000, $15,100,000 and $100,000 were located in the United States, United Kingdom, and Australia respectively. At June 30, 2003, long-lived assets of approximately $15,700,000 and $14,400,000 were located in the United States and United Kingdom, respectively.

Note 8—Income Taxes

In the three and nine month periods ended March 31, 2004, the Company incurred an operating loss. Given that the Company has incurred substantial operating losses over the past several years and that the Company has utilized all of its income tax loss carryback, the Company has determined, based on the available evidence, that its deferred tax assets are less likely, rather than more likely, to be realized. Accordingly, the Company continues to maintain a full valuation allowance on its deferred tax assets as of March 31, 2004.

Note 9—Recent Accounting Pronouncements

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

Note 10—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer related assets	$25,837	$(20,892)	$4,945
Core technology	14,747	(12,090)	2,657

Total	$40,584	$(32,982)	7,602

Unamortized intangible assets:
Goodwill			22,238

Total intangible assets			$29,840

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer related assets	$19,239	$(16,972)	$2,267
Core technology	12,664	(10,101)	2,563

Total	$31,903	$(27,073)	4,830

Unamortized intangible assets:
Goodwill			17,830

Total intangible assets			$22,660

Estimated amortization expense for the current fiscal year, and each of the five succeeding fiscal years, is as follows:

In thousands
2004	$4,234
2005	2,430
2006	1,674
2007	1,029
2008	548
2009	372

In connection with the adoption of SFAS 142 on July 1, 2002, the Company performed a transitional impairment test on its indefinite lived intangible assets, including goodwill. As a result of the transitional impairment test, the Company recorded an impairment charge of $13,764,000 associated with impairment of goodwill in Bottomline Europe. This impairment charge was reported as a cumulative effect of a change in accounting principle for the quarter ended September 30, 2002.

At March 31, 2004 the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $10,354,000 and $11,884,000, respectively. At June 30, 2003, the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $7,156,000 and $10,674,000, respectively. The change in the carrying value of goodwill since June 30, 2003 is due to goodwill attributable to the Createform acquisition and the effect of foreign currency exchange rates.

Note 11 – Financing Arrangements

In February 2004, the Company extended, through December 26, 2004, its Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $5 million and requires the Company to maintain certain financial covenants. Eligible borrowings are based on a borrowing base calculation of the Company’s eligible accounts receivable as defined in the Credit Facility. Borrowings under the Credit Facility are secured by substantially all US owned assets of the Company, bear interest at the bank’s prime rate (4% at March 31, 2004) plus one-half of one percent and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At March 31, 2004, a $2 million letter of credit was outstanding for the benefit of the Company’s landlord as part of a lease amendment for its corporate headquarters. There were no outstanding borrowings under the Credit Facility at March 31, 2004.

In February 2004, the Company’s subsidiary, Bottomline Europe, renewed through December 30, 2004, its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (4% at March 31, 2004) plus 2% and are due on the expiration date of the Overdraft Facility. As disclosed in Note 12, Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility. There were no outstanding borrowings under this Overdraft Facility at March 31, 2004.

In connection with the acquisition of Createform, the Company initially was a party to an overdraft facility in the UK that provided for borrowings of up to 40,000 British Pound Sterling. Borrowings under this overdraft facility were unsecured, bore interest at the bank’s base rate plus 5% and were due on demand. There were no outstanding borrowings under this overdraft facility when cancelled in February 2004.

In connection with the acquisition of Createform, the Company initially was a party to two overdraft facilities in Australia, which provided for borrowings of up to 300,000 Australian Dollars. Borrowings under these overdraft facilities were secured by substantially all of the assets of the Company’s Australian operations and bore interest at the bank’s prime rate plus 2.35%. There were no outstanding borrowings under these overdraft facilities when cancelled in January 2004.

On March 31, 2004, the Company’s subsidiary CLS Research Pty Ltd. issued a letter of credit in the amount of $50,000 Australian (approximately $38,000 US dollars based on the exchange rate in effect at March 31, 2004) to the Company’s landlord as part of its office lease in Melbourne, Australia.

Note 12 – Guarantees

The Company offers a standard warranty on its products and services, specifying that its software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, the Company offers, as an element of its standard software licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs, arising from claims of patent, copyright, trademark or other similar infringements by the Company’s software products. To date, the Company has not had any significant warranty or indemnification claims against its software products and there were no accruals for product warranties or indemnification claims at March 31, 2004 or June 30, 2003.

Bottomline Europe is a party to an Overdraft Facility, which provides for aggregate borrowings of up to 2 million British Pound Sterling. Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility and at March 31, 2004, there were no outstanding borrowings under this facility.

Note 13 – Subsequent Events

On May 7, 2004, the Company acquired certain assets and assumed certain liabilities of Albion Business Machines Ltd, (ABM), a software company whose products allow customers to make electronic payments through the BACSTEL IP format in the UK. The ABM acquisition is expected to increase the Company’s customer base and broaden its existing BACSTEL IP product offerings in the UK. The total purchase consideration for ABM was approximately $2,700,000 (based on the exchange rate at May 7, 2004) consisting of approximately $270,000 in cash and 300,000 shares of the Company’s common stock with a value of approximately $2,300,000 and transaction costs. Additional contingent consideration of up to $270,000 in cash (based on the exchange rate at May 7, 2004) is payable to the ABM shareholders, pending the outcome of a detailed review and evaluation of ABM’s customer lists and customer contracts acquired. The Company expects to pay the contingent consideration, if any, no later than August 7, 2004. The value of any contingent consideration will be recorded as a component of the goodwill, if issued. ABM’s operating results will be included in the Company’s operating results from the acquisition date forward.

The Company is in the early stages of making preliminary assessments of the purchase price allocation, however it is likely that a portion of the purchase price will be allocated to intangible assets. Specifically identifiable intangible assets arising from the acquisition that have finite lives will be amortized over their useful lives. The Company estimates it will record an in-process research and development charge in the fourth quarter of fiscal year 2004 of up to $100,000.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K related to revenue recognition, goodwill and intangible assets and our equity investments. It is important that the critical accounting policy update below be read in conjunction with our critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, as filed with the SEC on September 26, 2003.

Valuation of Acquired Intangible Assets

In connection with the acquisition of Createform in September 2003, the Company recorded an in-process research and development charge of $789,000 and recorded several other intangible assets relating to acquired core technology and customer relationship assets. The valuation process used to calculate the values assigned to the in-process research and development and the acquired intangible assets is complex and involves significant estimates relative to our financial projections. Accordingly, we utilized an outside valuation firm to assist us in determining these values. The principal component of the valuation is the determination of discounted future cash flows, and there are a number of variables that we considered for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process, and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process normally require a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

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

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenues

Total revenues increased by approximately $3.0 million to $21.6 million in the three months ended March 31, 2004 from $18.6 million in the three months ended March 31, 2003, an increase of 16%. The majority of this increase was primarily due to the contribution of revenue from Createform and, to a lesser extent, due to the increase of the foreign currency exchange rate in the UK, offset in part by a small decrease in sales associated with our legacy payment offerings. Revenues, based on the point of sale, rather than the location of the customer, were $11.7 million in the US, $9.6 million in the UK and $300,000 in Australia, for the three months ended March 31, 2004. Revenues for the three months ended March 31, 2003 were $11.0 million in the US and $7.6 million in the UK.

Software Licenses. Software license revenues were $3.6 million for the three months ended March 31, 2004 and 2003. Software license revenues represented 17% of total revenues in the three months ended March 31, 2004 compared to 19% of total revenues in the three months ended March 31, 2003. Software license revenues were constant as, for the three months ended March 31, 2004, the contribution of license revenue from Createform and the increase in the foreign currency exchange rate in the UK was offset by the decrease in license fees of our legacy payment products in the US. Based on current product plans and the projected contribution of license revenue from Createform, we anticipate that software license revenues will increase in absolute dollars and, as a percentage of total revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance revenues increased by approximately $3.2 million to $13.8 million in the three months ended March 31, 2004 from $10.6 million in the three months ended March 31, 2003, an increase of 30%. The increase in service and maintenance revenues resulted principally from the contribution of revenue from Createform, an increase in the service and maintenance revenue related to a large WebSeries contract in the UK, an increase in the foreign currency exchange rate in the UK and an increase in professional services and transaction revenues generated from customers utilizing our WebSeries and Legal eXchange (formerly Legal e-Billing) products in the US. Service and maintenance revenues represented 64% of total revenues in the three months ended March 31, 2004 compared to 57% of total revenues in the three months ended March 31, 2003. Based on current product plans, we anticipate that service and maintenance revenues will increase in absolute dollars and remain constant, as a percentage of total revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies revenues decreased by approximately $300,000 to $4.2 million in the three months ended March 31, 2004 from $4.5 million in the three months ended March 31, 2003, a decrease of 7%. The decrease in equipment and supplies revenues was due principally to the continued migration of US and UK customers to our web-based products and solutions, which are not equipment and supplies intensive, offset in part by an increase in the foreign currency exchange rate in the UK. Equipment and supplies revenues represented 19% of total revenues in the three months ended March 31, 2004 compared to 24% of total revenues in the three months ended March 31, 2003. Based on current product plans, we anticipate that equipment and supplies revenues will continue to decrease in absolute dollars and, as a percentage of total revenues, during the remainder of the fiscal year.

Cost of Revenues

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with our products. Software license costs increased by $31,000 to $456,000 in the three months ended March 31, 2004 from $425,000 in the three months ended March 31, 2003, an increase of 7%. Software license costs were 13% of software license revenues in the three months ended March 31, 2004 compared to 12% in the three months ended March 31, 2003. The increase in software license costs was primarily due to the expense contribution of Createform and, to a lesser extent, due to an increase in the foreign currency exchange rate in the UK. We anticipate that software license costs will remain constant, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salary expense and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services teams. Service and maintenance costs increased by approximately $700,000 to $5.7 million in the three months ended March 31, 2004 from $5.0 million in the three months ended March 31, 2003, an increase of 14%. Service and maintenance costs were 41% of service and maintenance revenues in the three months ended March 31, 2004 compared to 47% of service and maintenance revenues in the three months ended March 31, 2003. The increase in service and maintenance costs is attributable to Createform expenses and an increase in the foreign currency exchange rate in the UK, offset in part by improved margins on several long-term WebSeries contracts in the US and UK. We anticipate that service and maintenance costs will remain constant, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased by approximately $200,000 to $3.4 million in the three months ended March 31, 2004 from $3.6 million in the three months ended March 31, 2003, a decrease of 6%. Equipment and supplies costs were 82% of equipment and supplies revenues in the three months ended March 31, 2004 compared to 81% of equipment and supplies revenues in the three months ended March 31, 2003. The increase in equipment and supplies costs, as a percentage of equipment and supplies revenues was attributable to reduced profit margins in the US, resulting principally from an increase in the cost of equipment and supplies that we resell to our customers. We anticipate that equipment and supplies costs will remain constant, as a percentage of equipment and supplies revenues, during the remainder of the fiscal year.

Operating Expenses

Sales and Marketing:

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by approximately $1.2 million to $5.5 million in the three months ended March 31, 2004 from $4.3 million in the three months ended March 31, 2003, an increase of 28%. Sales and marketing expenses were 25% of total revenues in the three months ended March 31, 2004 compared to 23% of total revenues in the three months ended March 31, 2003. The increase in sales and marketing expenses was principally the result of the expense contribution from Createform and an increase in the foreign currency exchange rate in the UK.

Product Development and Engineering:

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses increased by approximately $500,000 to $2.7 million in the three months ended March 31, 2004 from $2.2 million in the three months ended March 31, 2003, an increase of 23%. The increase in product development and engineering expenses is attributable to the expense contribution of Createform, the reduced utilization of research and development personnel on billable customer projects, the cost of which is classified as a component of cost of revenues, and, to a lesser extent, the increase in the foreign currency exchange rate in the UK. Product development and engineering expenses were 12% of total revenues in the three months ended March 31, 2004 and 2003. We anticipate that product development and engineering expenses will remain constant, as a percentage of revenues, during the remainder of the fiscal year.

Stock Compensation Expense. In connection with our acquisition of Flashpoint, Inc. in August 2000, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and we recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense decreased by $22,000 to approximately $9,000 in the three months ended March 31, 2004 from $31,000 in the three months ended March 31, 2003. This decrease was due principally to the forfeiture of non-vested stock options as a result of employee separations. We anticipate that stock compensation expense will not change significantly during the remainder of the fiscal year.

General and Administrative:

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by $600,000 to $3.3 million in the three months ended March 31, 2004 from $2.7 million in the three months ended March 31, 2003, an increase of 22%. The increase in general and administrative expenses is primarily attributable to the expense contribution of Createform and, to a lesser extent, an increase in professional services fees and the increase in the foreign currency exchange rate in the UK. General and administrative expenses were 15% of total revenues in the three months ended March 31, 2004 compared to 14% of total revenues in the three months ended March 31, 2003. We anticipate that general and administrative costs will remain constant, as a percentage of revenues, during the remainder of the fiscal year.

Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions decreased by approximately $1.3 million to $900,000 in the three months ended March 31, 2004 from $2.2 million in the three months ended March 31, 2003, a decrease of 59%. The decrease in amortization expense was due to certain intangible assets that became fully amortized in the three months ended September 30, 2003. We expect that amortization expense for fiscal 2004 will total approximately $4.2 million.

Other Income (Expense), Net:

Other income (expense), net consists of interest income, interest expense, foreign currency transaction gains and losses and losses on our equity investments. Other income (expense), net increased by $515,000 to other income, net of $103,000 in the three months ended March 31, 2004 from other expense, net of $412,000 in the three months ended March 31, 2003. The increase in other income was due to the absence of a $417,000 write-down in the carrying value of an equity investment in the three months ended March 31, 2004 that was recorded in the three months ended March 31, 2003 and, to a lesser extent, an increase in foreign currency transaction gains. The aggregate carrying value of all of our equity investments was approximately $36,000 at March 31, 2004.

Provision for Income Taxes:

The provision for income taxes increased by $26,000 to $41,000 in the three months ended March 31, 2004 from $15,000 in the three months ended March 31, 2003. The provision for income taxes consists of a small amount of U.S. state tax expense, which will be incurred irrespective of our net operating loss position, and a provision for income taxes in Australia. At March 31, 2004, our income tax loss carryback had been fully utilized. Accordingly, we have maintained a full valuation allowance for our deferred tax assets since, based on the available evidence, we believe that our deferred tax assets are less likely, rather than more likely, to be realized.

Results of Operations

Nine Months Ended March 31, 2004 Compared to the Nine Months Ended March 31, 2003

Revenues

Total revenues increased by approximately $7.1 million to $59.7 million in the nine months ended March 31, 2004 from $52.6 million in the nine months ended March 31, 2003, an increase of 14%. The majority of this increase was due to the contribution of revenue from Createform and an increase in the foreign currency exchange rate in the UK, offset in part by a decrease in sales associated with our legacy payment offerings. Revenues, based on the point of sale, rather than the location of the customer, were $34.2 million, $24.7 million and $800,000 in the US, UK and Australia, respectively, for the nine months ended March 31, 2004. Revenues for the nine months ended March 31, 2003 were $30.3 million in the US and $22.3 million in the UK.

Software Licenses. Software license revenues increased by approximately $1.0 million to $10.7 million in the nine months ended March 31, 2004 from $9.7 million in the nine months ended March 31, 2003, an increase of 10%. Software license revenues represented 18% of total revenues in the nine months ended March 31, 2004 and 2003. The increase in software license revenues was due principally to the contribution of revenue from Createform and, to a lesser extent, an increase in the foreign currency exchange rate in the UK. This increase was partially offset by a decrease in license fees from our legacy payment products.

Service and Maintenance. Service and maintenance revenues increased by approximately $6.9 million to $36.7 million in the nine months ended March 31, 2004 from $29.8 million in the nine months ended March 31, 2003, an increase of 23%. The increase in service and maintenance revenues was due principally to an increase in professional service and transaction revenues generated from customers who utilize our WebSeries and Legal eXchange products, respectively, in the US, the contribution of professional services revenues generated by Createform and an increase in the foreign currency exchange rate in the UK. Service and maintenance revenues represented 62% of total revenues in the nine months ended March 31, 2004 compared to 57% of total revenues in the nine months ended March 31, 2003.

Equipment and Supplies. Equipment and supplies revenues decreased by approximately $900,000 to $12.2 million in the nine months ended March 31, 2004 from $13.1 million in the nine months ended March 31, 2003, a decrease of 7%. The decrease in equipment and supplies revenues was due principally to the continued migration of US and UK customers to our web-based products and solutions, which are not equipment and supplies intensive, offset in part by an increase in the foreign currency exchange rate in the UK. Equipment and supplies revenues represented 20% of total revenues in the nine months ended March 31, 2004 compared to 25% of total revenues in the nine months ended March 31, 2003.

Cost of Revenues

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with our products. Software license costs were approximately $1.3 million in the nine months ended March 31, 2004 and 2003. Software license costs remained relatively constant at 12% of software license revenues in the nine months ended March 31, 2004 and 13% of software license revenues in the nine months ended March 31, 2003.

Service and Maintenance. Service and maintenance costs include salary expense and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased by approximately $100,000 to $15.5 million in the nine months ended March 31, 2004 from $15.6 million in the nine months ended March 31, 2003, a decrease of 1%. Service and maintenance costs were 42% of service and maintenance revenues in the nine months ended March 31, 2004 compared to 52% of service and maintenance revenues in the nine months ended March 31, 2003. The decrease in service and maintenance costs is attributable to reduced personnel costs resulting from headcount reductions in both the US and UK and reduced costs on several long-term revenue contracts in the US and UK, offset by expenses associated with Createform support personnel and an increase in the foreign currency exchange rate in the UK.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased by approximately $200,000 to $9.9 million in the nine months ended March 31, 2004 from $10.1 million in the nine months ended March 31, 2003, a decrease of 2%. Equipment and supplies costs were 81% of equipment and supplies revenues in the nine months ended March 31, 2004 compared to 77% of equipment and supplies revenues in the nine months ended March 31, 2003. The increase in equipment and supplies costs as a percentage of equipment and supplies revenue was largely attributable to reduced profit margins in the UK, resulting principally from an increase in shipping and delivery costs which carry no gross margin and also due to reduced profit margins in the US, resulting principally from an increase in the cost of equipment and supplies that we resell to our customers.

Operating Expenses

Sales and Marketing:

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $1.1 million to $15.5 million in the nine months ended March 31, 2004 from $14.4 million in the nine months ended March 31, 2003, an increase of 8%. Sales and marketing expenses were 26% of total revenues in the nine months ended March 31, 2004 compared to 27% of total revenues in the nine months ended March 31, 2003. The increase in sales and marketing expenses were attributable to the operations of Createform and, to a lesser extent, an increase in the foreign currency exchange rate in the UK. This increase was offset in part by a decrease in personnel costs as a result of headcount reductions in the US and UK.

Product Development and Engineering:

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses decreased by approximately $500,000 to $7.6 million in the nine months ended March 31, 2004 from $8.1 million in the nine months ended March 31, 2003, a decrease of 6%. The decrease in product development and engineering expenses was primarily the result of decreased personnel costs as a result of reduced headcount and contract labor in the US and UK, offset in part by product development and engineering expenses attributable to Createform, reduced utilization of research and development personnel on billable customer projects, the cost of which is classified as a component of cost of revenues, and, to a lesser extent, an increase in the foreign currency exchange rate in the UK. Product development and engineering expenses were 13% of total revenues in the nine months ended March 31, 2004 compared to 15% of total revenues in the nine months ended March 31, 2003.

In-Process Research and Development. In-process research and development of $789,000 in the nine months ended March 31, 2004 represents the expense associated with acquired in-process research and development of Createform. There was no comparable expense in the nine months ended March 31, 2003. The in-process research and development projects were valued using an income approach, which included the application of a discounted cash flow methodology. Using this methodology, the value of in-process technology is comprised of the total present value of the future cash flow stream attributable to this technology over its anticipated life. As a basis for the valuation process, we made estimates of the revenue stream to be generated in each future period and the corresponding operating expenses and other charges, such as income taxes, that will be incurred to support this revenue stream. Based upon these assumptions, the projected cash flow streams relating to the in-process research and development were discounted to present value using a risk adjusted discount rate.

Stock Compensation Expense. In connection with our acquisition of Flashpoint in August 2000, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. Stock compensation expense decreased by $63,000 to approximately $32,000 in the nine months ended March 31, 2004 from $95,000 in the nine months ended March 31, 2003. The decrease in stock compensation expense was due principally to the forfeiture of non-vested stock options as a result of employee separations.

General and Administrative:

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by approximately $100,000 to $8.6 million in the nine months ended March 31, 2004 from $8.5 million in the nine months ended March 31, 2003, an increase of 1%. The increase in general and administrative expenses is the result of the expense contribution from Createform and an increase in the foreign currency exchange rate in the UK, partially offset by lower personnel costs in the US and in the UK and reduced facility costs in the US as a result of closing certain offices. General and administrative expenses were 14% of total revenues in the nine months ended March 31, 2004 compared to 16% of total revenues in the nine months ended March 31, 2003.

Amortization of Intangible Assets. Amortization of intangible assets related to our acquisitions decreased by approximately $3.3 million to $3.4 million in the nine months ended March 31, 2004 from $6.7 million in the nine months ended March 31, 2003, a decrease of 49%. The decrease in amortization expense was due to certain intangible assets that became fully amortized in the three months ended September 30, 2003.

Other Income (Expense), Net:

Other income (expense), net consists of interest income, interest expense, foreign currency transaction gains and losses and losses on our equity investments. Other income (expense), net increased by $330,000 to other income, net of $200,000 in the nine months ended March 31, 2004 from other expense, net of $130,000 in the nine months ended March 31, 2003. The increase in other income, net was due to the absence of a $417,000 write-down in the carrying value of an equity investment in the nine months ended March 31, 2004 that was recorded in the nine months ended March 31, 2003, offset in part by the reduction of interest income in the US as a result of declining interest rates. The aggregate carrying value of all our equity investments was approximately $36,000 at March 31, 2004.

Provision for Income Taxes:

The provision for income taxes increased by $43,000 to $88,000 for the nine months ended March 31, 2004 from $45,000 in the nine months ended March 31, 2003. The provision for income taxes consists of a small amount of U.S. state tax expense, which will be incurred irrespective of our net operating loss position, and a provision for income taxes in Australia. At March 31, 2004, our income tax loss carryback had been fully utilized. Accordingly, we have maintained a full valuation allowance for our deferred tax assets since, based on the available evidence, we believe that our deferred tax assets are less likely, rather than more likely, to be realized.

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by the sale of our common stock and operating activities. We had net working capital of $15.9 million at March 31, 2004, which included cash, cash equivalents and short-term investments totaling $24.9 million.

In connection with our acquisition of substantially all of the assets and assumption of certain liabilities of eVelocity Corporation in May 2002, we assumed the obligation on a promissory note to a third party in the principal amount of $758,600 plus accrued interest. The third and final principal and interest payment was made on February 15, 2004.

In February 2004, we extended, through December 26, 2004, our Loan and Security Agreement (Credit Facility) with Silicon Valley Bank, which provides for aggregate borrowings of up to $5 million and requires us to maintain certain financial covenants. Eligible borrowings are based on a borrowing base calculation of our eligible accounts receivable as defined in the Credit Facility. Borrowings under the Credit Facility are secured by substantially all of our US owned assets, bear interest at the bank’s prime rate (4% at March 31, 2004) plus one-half of one percent and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, Bottomline. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At March 31, 2004, a $2 million letter of credit had been issued to our landlord as part of a lease amendment for our corporate headquarters. There were no outstanding borrowings under the Credit Facility at March 31, 2004.

In February 2004, our subsidiary, Bottomline Europe, renewed through December 30, 2004, its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (4% at March 31, 2004) plus 2% and are due on the expiration date of the Overdraft Facility. As disclosed in Note 12 of our unaudited condensed consolidated financial statements, Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility. There were no outstanding borrowings under the Overdraft Facility at March 31, 2004.

With the acquisition of Createform, we initially were a party to an overdraft facility in the UK that provided for borrowings of up to 40,000 British Pound Sterling. Borrowings under this overdraft facility were unsecured, bore interest at the bank’s base rate plus 5% and were due on demand. There were no outstanding borrowings under this overdraft facility when it was cancelled in February 2004.

With the acquisition of Createform, we initially were a party to two overdraft facilities in Australia, which provided for borrowings of up to 300,000 Australian Dollars. Borrowings under these overdraft facilities were secured by substantially all of the assets of our Australian operations and bore interest at the bank’s prime rate plus 2.35%. There were no outstanding borrowings under these overdraft facilities when it was cancelled in January 2004.

In September 2003, we acquired all of the outstanding stock of Createform. The initial purchase consideration for Createform was approximately $7,900,000 consisting of approximately $2,800,000 in cash, 563,151 shares of our common stock and transaction costs. In addition to the initial purchase consideration, there is contingent consideration issuable to the selling shareholders of Createform of up to 400,000 shares of our common stock, based on the achievement of certain Createform operating results during fiscal year 2004.

On March 31, 2004, our subsidiary CLS Research Pty Ltd. issued a letter of credit in the amount of $50,000 Australian (approximately $38,000 US dollars based on the exchange rate in effect at March 31, 2004) to our landlord as part of our office lease in Melbourne, Australia.

On May 7, 2004, we acquired certain assets and assumed certain liabilities of Albion Business Machines Ltd. (ABM). The total purchase consideration was approximately $2,700,000 (based on the exchange rate at May 7, 2004), consisting of approximately $270,000 in cash, 300,000 shares of our common stock with a value of approximately $2,300,000 and transaction costs. Additional contingent consideration of up to $270,000 (based on the exchange rate at May 7, 2004) is payable to the ABM shareholders, pending the outcome of a detailed review and evaluation of ABM’s customer lists and customer contracts acquired. The Company expects to pay the contingent consideration, if any, no later than August 7, 2004.

Cash provided by operating activities was $1.5 million in the nine months ended March 31, 2004 and cash used in operating activities was $2.1 million in the nine months ended March 31, 2003. Cash provided in the nine months ended was primarily the result of a lower net loss.

Net cash used in investing activities was $7.7 million in the nine months ended March 31, 2004 and $1.1 million in the nine months ended March 31, 2003. Cash used in investing activities in the nine months ended March 31, 2004 was primarily attributable to the purchase of short-term investments and the Createform acquisition.

Net cash provided by financing activities was $1.4 million in the nine months ended March 31, 2004 and $1.1 million in the nine months ended March 31, 2003. Cash provided by financing activities in the nine months ended March 31, 2004 was the result of proceeds received from the issuance of common stock pursuant to our employee stock purchase plan and proceeds received from the exercise of stock options, offset in part by the repurchase of our common stock under our stock repurchase program, repayments of certain liabilities assumed upon the acquisition of eVelocity and repayments made against our overdraft facilities.

We lease our principal office facility in Portsmouth, New Hampshire under a non-cancelable operating lease. In addition to the base term, we have the option to extend the term by two five-year periods. Rent payments are fixed for the term of the lease, subject to increases each year, based on fluctuations in the consumer price index. We are additionally obligated to pay certain incremental operating expenses over the base rent. We own office space in Reading, England. We also lease facilities in several major cities in the

US, UK and Australia. All of our facility related leases expire by fiscal year 2010, with the exception of the lease of our principal office facility, which expires in fiscal year 2012. We sublease office space in several of our offices. We also have various operating leases for vehicles and office equipment. At March 31, 2004, we had no significant capital lease obligations.

The following table sets forth future payments that we are required to make under existing contractual cash obligations:

	Payments Due by Period (in thousands)
	Total	Fiscal 2004	Fiscal Years 2005 and 2006	Fiscal Years 2007 and 2008	Fiscal Year 2009 and later
Lease obligations	$17,082	$3,156	$4,404	$3,744	$5,778
Current portion of long term debt	253	253	—	—	—
Amount due under overdraft facilities	—	—	—	—	—

Total contractual cash obligations	$17,335	$3,409	$4,404	$3,744	$5,778

The contractual cash obligations table above does not include short-term payment obligations such as open purchase orders, accounts payable or accrued liabilities, which are routine in nature and incurred in the normal course of business. At March 31, 2004 we had no long-term purchase commitments (other than those disclosed above) or purchase commitments for quantities in excess of what would be needed to satisfy our short-term operating requirements.

During the nine months ended March 31, 2004, we did not engage in:

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

Our products and services have considerably varied gross margins. Our software revenues generally yield significantly higher gross margins than do our service, maintenance, and equipment and supplies revenue streams. In recent fiscal years we experienced a decrease in our software license fees, particularly in the US, as a result of the continued slowdown in overall IT spending. If software license fees continue to decline or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly affected.

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested annually for impairment, or more frequently when events or circumstances occur indicating that goodwill might be impaired. Effective July 1, 2002 we adopted SFAS 142, which required us to perform a transitional impairment test on all indefinite lived intangible assets. In connection with our transition to SFAS 142, we recorded an impairment charge of $13.8 million in relation to the goodwill of our Bottomline Europe reporting unit. At March 31, 2004, the carrying value of our goodwill and our other intangible assets was $22.2 million and $7.6 million, respectively. We could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

Integration of acquisitions could interrupt our business and our financial condition could be harmed

We have made several acquisitions of companies and assets in the past, including the acquisition of Create!form International, Inc. in September 2003, and may, in the future, acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

The slowdown in the economy experienced in recent fiscal years has affected the market for information technology solutions, including our products and services, and if this slowdown continues our future financial results could be materially adversely affected

As a result of recent unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for our products and services have been adversely affected. This has resulted in decreased revenues, particularly software license revenues, and a decline in our growth rate. To date, the US marketplace has been particularly affected but there can be no assurance that this trend will not extend, to the same degree, to the UK marketplace where we also have significant operations. Our future results will be materially and adversely affected if this slowdown continues or worsens and our revenues continue to be adversely impacted. During our prior fiscal year, we implemented several cost reduction initiatives in an attempt to improve our profitability. If current economic conditions continue or worsen, those cost reductions may prove to be inadequate and we may experience a material adverse impact on our business, operating results, and financial condition.

We depend on key employees who are skilled in e-commerce, payment, cash and document management and invoice presentment methodology and Internet and other technologies

Our success depends upon the efforts and abilities of our executive officers and key technical employees who are skilled in e-commerce, payment methodology and regulation, and Internet, database and network technologies. The loss of one or more of these individuals could have a material adverse effect on our business. We currently do not maintain “key man” life insurance policies on any of our employees. While some of our executive officers have employment or retention agreements with us, the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

We must attract and retain highly skilled personnel with knowledge in e-commerce, payment, cash and document management and invoice presentment methodology and Internet and other technologies

We believe that our success is in part dependent upon our ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in e-commerce, payment, cash management and invoice methodology and Internet and other technologies. Competition for qualified personnel is intense. As a result, we may experience increased compensation costs that may not be offset through either improved productivity or higher sales prices. There can be no assurances that we will be successful in attracting, recruiting or retaining existing personnel. Based on our experience, it takes an average of nine months for a salesperson to become fully productive. We cannot assure you that we will be successful in increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

25

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

Our future financial results will depend on our ability to manage growth effectively

In the past, rapid growth has strained our managerial and other resources. Recently, we have experienced slowing growth rates due to challenging economic conditions. If our historical growth rate resumes, our ability to manage that growth will depend in part on our ability to continue to enhance our operating, financial and management information systems. We cannot assure you that our personnel, systems and controls will be adequate to support future growth, if any. If we are unable to manage growth effectively, should it occur, the quality of our services, our ability to retain key personnel and our business, operating results and financial condition could be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

With the acquisition of Createform in September of 2003, we now have operations in Australia. The functional currency of our Australian operations is the Australian Dollar. To date we have not entered, nor do we have any current plan to enter, into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations. A 10% increase or decrease in the average exchange rate between the Australian Dollar and the US Dollar would not have resulted in a material impact on our revenues or net loss for the three or nine months ended March 31, 2004.

Other than the above, there have been no material changes to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on September 26, 2003.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Bottomline Technologies, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In July 2002, our Board of Directors announced that it had authorized a repurchase program, for the repurchase of up to $3.0 million of our common stock. At March 31, 2004, we had repurchased 242,650 shares at an average repurchase price of $5.79 per share. The approximate remaining dollar value of shares available for repurchase under this program is $1.6 million.

During the three months ended March 31, 2004, we did not repurchase any shares under this program.

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

Bottomline Technologies (de), Inc.

Date: May 17, 2004	By:	/S/ ROBERT A. EBERLE
Robert A. Eberle Chief Operating Officer, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Number Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer