Form 10-K
period 2004-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2004-09-14
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2003 was $106,053,763 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The Company has no non-voting stock.

There were 17,365,307 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 31, 2004.

This Annual Report on Form 10-K for the year ended June 30, 2004 does not include the audit report or consent of Ernst & Young LLP (“E&Y”), our auditors, with respect to our financial statements contained herein for the reasons outlined in our filing on Form 12b-25 made with the Securities and Exchange Commission on September 13, 2004, and therefore, this Annual Report on Form 10-K is incomplete until the time as such audit report and consent of E&Y are included in an amendment to this annual report on Form 10-K/A. In addition, the certifications required under Rules 13a-14 and 15d-14 and under 18 U.S.C. Section 1350 must be completed in any such amendment. If this annual report on Form 10-K is not amended or completed by September 28, 2004, we will not be current in our filings with the Securities and Exchange Commission.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Business—Executive Officers and Other Key Employees of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2004, a definitive proxy statement for our annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

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

Item 1. Business.

The Company

We provide a comprehensive set of solutions for financial business process management (fBPM). Our software products and services enable organizations to automate, manage, standardize and control transaction-based processes across the enterprise, particularly those that involve making and collecting payments, sending and receiving invoices, generating business documents and conducting electronic banking. We offer software designed to run on-site at the customer’s location as well as hosted solutions.

Our end-to-end products complement and leverage our customers’ existing information systems, accounting applications and banking relationships. As a result, our solutions can be deployed quickly and efficiently. To help our customers receive the maximum value from our products and meet their own particular needs, we also provide professional services for installation, training, consulting and product enhancement. Additionally, we offer our customers a broad range of equipment and supplies products that complement their laser check printing systems.

Bottomline was originally organized as a New Hampshire corporation in 1989 and was reincorporated as a Delaware corporation in August 1997. We maintain our corporate headquarters in Portsmouth, New Hampshire and our International headquarters in Reading, England. We maintain a Web site with the address www.bottomline.com. Our Web site includes links to our Code of Business Conduct and Ethics, and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We are not including the information contained in our Web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our Web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

Strategy

Our objective is to be the leading global provider of fBPM software solutions and services. Key elements of our strategy include the following:

•	Sustained revenue and earnings growth. We believe that we can achieve long-term revenue expansion by continuing to execute on the opportunities in our markets. We have launched new products, which we expect will drive future revenue growth. In addition, we expect to increase our revenues from recurring sources over time and, as our revenues from hosted solutions grow, increase our margins.

•	Continue to sell services and products that drive recurring revenues. We currently derive recurring revenues from a number of sources, such as our hosted solutions, which include our Legal eXchange® offering, a service which allows customers an electronic means of receiving and reviewing legal services invoices. In addition, we offer hosting and subscription based pricing for certain software products. We intend to continue to market these offerings, as well as to develop or acquire other offerings, which we believe will increase our recurring revenues.

•	Provide a migration path to electronic financial transactions. Our products allow customers to transition from traditional paper-based financial processes and documents to electronic processes and documents at their own pace. We believe that this enables us to respond to specific needs of organizations regardless of how rapidly they plan to adopt new technologies. We intend to exploit this ability both to sell to a broad range of customers with different business process needs and to sustain continuing revenues as customers convert to electronic processing at their own pace.

•	Focus on sales of software and hosted services for the new UK electronic payment standard. A new electronic payment standard has been adopted in the United Kingdom (UK) called BACSTEL-IP. All UK businesses that use electronic payments are required to utilize this new standard by the end of 2005. We intend to focus our UK sales and marketing efforts around this change and expect to derive revenues from both existing and new customers as they migrate to this new standard.

•	Develop lasting relationships with large enterprises. Large enterprises represent an opportunity for us to sell a number of products and services over a sustained period of time. Accordingly, we intend to focus a portion of our sales and marketing efforts on developing and extending our relationships with certain large organizations.

•	Deploy US-developed products in the UK, European and global markets. Our products are designed for use in global markets, allowing us to realize economies of scale in our development functions. We intend to continue to migrate UK customers to products initially developed for the United States (US) market by offering these customers additional functionality and benefits. We intend to leverage our local knowledge and presence in these markets to remain competitive.

•	Develop new products and services. We believe that product features and functions are important competitive factors in our targeted markets and therefore we intend to continue to develop new products and services, which leverage our existing offerings and customer base.

•	Pursue strategic acquisitions. We intend to continue to pursue opportunities to acquire businesses that will add customers, distribution, complementary technologies or services, or provide other benefits.

Products and Services

Payments and Payments Lifecycle Management

We offer payment systems capable of producing a wide variety of domestic and international payment instructions along with consolidated bank reporting of cash activity, including Automated Clearing House (ACH), Financial Electronic Data Interchange (EDI), Fed Wire transfer, BACS (ACH for UK payments) and BACSTEL-IP, as well as SWIFT messaging and paper checks in most currencies. Our products help customers reduce administrative expenses and strengthen control and fraud protection. Our web-based systems can gather and access via the Internet payment and bank account information, including account totals and detailed transaction data, providing improved workflow, financial reporting and bank communications. We also offer hosted solutions that allow our customers to outsource their payment processing.

Invoice Receipt and Invoice Presentment Management

We offer web-based invoice processing systems for businesses that reduce administrative costs by allowing organizations to electronically send, receive and manage invoices.

We also offer a payer side solution, In View A/P, which electronically aggregates, formats and transfers invoice data into customers’ accounting systems. For vendors unable to provide electronic files, a browser-accessed manual payment request screen lets them create “electronic invoices” on demand. Our biller-side product, NTX, is a secure, business-to-business electronic invoice presentment and payment system that allows organizations to present invoices and invoicing information, accommodate internal workflows for review and approval, provide online dispute resolution and accept payments over the Internet.

Our legal bill receipt service, Legal eXchange®, automates the receipt, reconciliation, review, approval and management of legal invoices. The Legal eXchange® system incorporates a rules engine, helping to ensure that charges are in conformity with preset billing parameters.

Document Output and Archive Management

Our electronic document solution, Create!form, offers advanced design, output formatting and delivery to allow organizations to streamline their business communications by replacing pre-printed forms with more efficient, attractive and cost-effective customized electronic documents. Our solutions allow customers to centrally manage, distribute and archive business documents such as invoices, checks, statements, purchase orders and other transactional documents. These products give customers the flexibility to select the most effective means of delivery, whether via the web, print, fax or archive, and to integrate these products with existing enterprise software applications.

Electronic Banking

Our electronic banking solutions allow financial service providers to deploy Internet-based services. Our software interfaces directly to a multitude of in-house systems to provide efficient application integration across one or more financial institutions. Our solutions support a variety of cash management functions, including balance and transaction reporting, lockbox reporting, controlled disbursements, positive pay, check imaging, stop payments, and a broad array of electronic funds transfer instructions. Real-time host links enable financial institutions to provide their corporate customers with up-to-the-minute access to critical data.

Professional Services

Our teams of service professionals draw on extensive experience to provide consulting, project implementation and training services to our clients. By easing the implementation of our products, these services help our customers accelerate the time to value. By improving the overall customer experience, these services help us retain customers and drive future revenues.

Equipment and Supplies

We offer consumable products for laser check printing, including magnetic ink character recognition toner and blank-paper check stock. We also provide printers and printer-related equipment, primarily through arrangements with our hardware vendors, to complement our software product offerings.

Product Development and Engineering

Our product development and engineering organization included 97 employees as of June 30, 2004. We have three primary development groups: software engineering, quality assurance and technical support. We spent $13.8 million, $10.8 million, and $10.2 million on product development and engineering costs in fiscal years 2002, 2003 and 2004 globally.

Our software engineers have substantial experience in advanced software development techniques as well as extensive knowledge of the complex processes involved in business payment and invoicing systems. Our engineers participate in the Microsoft Developer Network, IBM PartnerWorld for Developers, and the Oracle Partner Developer Program. They maintain extensive knowledge of software development trends and best practices. Our technology focuses on providing business solutions utilizing industry standards, providing a path for extendibility and scalability of our products. Security, control and fraud prevention, as well as data management and information reporting, are priorities in the technology we develop and deploy.

Our quality assurance engineers have extensive knowledge of our products and expertise in software quality assurance techniques. Members of the quality assurance group make use of automated software testing tools to facilitate comprehensive and timely testing of products. The quality assurance group members participate in beta releases, including tests of new products or enhancements, and provide initial training materials for customer support and service.

Our technical support group provides all product documentation as well as technical support for released products. The technical writers are versed in current document technology and work closely with the software engineers to create and maintain documentation that is clear, current and complete. The technical support engineers are responsible for the analysis of reported software problems and work closely with customers and customer support staff. The group’s broad knowledge of our products, our technology, and our customers’ infrastructure allows them to rapidly respond to customer support needs.

Financial Information About Geographic Areas

Revenues, based on the point of sales, not the location of the customer, are as follows:

	Fiscal Year Ended June 30,
	2002		2003		2004
United States	$45,471	61.5%	$40,965	57.5%	$45,942	55.9%
United Kingdom	28,515	38.5%	30,300	42.5%	34,883	42.5%
Australia	—	—	—	—	1,307	1.6%

Total	$73,986	100.0%	$71,265	100.0%	$82,132	100.0%

At June 30, 2004, long-lived assets of $24.2 million were located in the United States, $17.7 million were located in the United Kingdom and $106,000 were located in Australia. At June 30, 2003, long-lived assets of $15.7 million were located in the United States and $14.4 million were located in the United Kingdom.

A significant and growing percentage of our revenues have been generated by our international operations. Our future growth rates and success are in part dependent on our continued growth and success in international markets. As is the case with most international operations, the success and profitability of such operations are subject to numerous risks and uncertainties including currency exchange rate fluctuations that are not hedged currently. A number of other factors could also have a negative effect on our business and results from operations outside the US, including different regulatory and industry standards and certification requirements; reduced protection for intellectual property rights in some countries; import or export licensing requirements; the complexities of foreign tax jurisdictions; and difficulties and costs of staffing and managing our foreign operations.

Customers

Our customer base, at over 6,000 companies, is in industries such as financial services, health care, technology, communications, education, media, manufacturing and government. We provide our products and services to leading organizations across this array of industries, which currently include approximately 50 of the Fortune 100 companies and 90 of the FTSE (Financial Times) 100 companies.

Sales and Marketing

As of June 30, 2004, we employed 65 sales executives worldwide, of whom 35 were focused on the Americas markets, 28 were focused on European markets and 2 were focused on Asia Pacific markets. We market and sell our products directly through our sales forces and indirectly through channel partners and reseller relationships acquired through our acquisition of Create!form, Inc. (Createform). We market and sell our products domestically and internationally with a focus on the UK and, to a lesser degree, Australia. We also maintain an inside sales group, which provides a lower-cost channel into maintaining existing customers and expanding our customer base.

Competition

The markets in which we participate are highly competitive. We believe our ability to compete depends on factors within and beyond our control, including:

•	the performance, reliability, features, price and ease of use of our offerings as compared to competitor alternatives;

•	our industry knowledge and expertise;

•	the execution of our sales organizations;

•	our ability to secure and maintain strategic relationships;

•	our ability to support our customers; and

•	the timing and market acceptance of new products and enhancements to existing products by us and by our current and future competitors.

For financial business process management solutions, we compete primarily with companies that provide a broad offering of electronic data interchange products, such as CheckFree, Pegasystems, Velosant and Edocs, companies that provide solutions to create, publish, manage and archive electronic documents, such as Adobe and Optio Software, and companies that offer electronic payment and laser check printing software and services, such as Payformance, MHC Associates, and ACOM Solutions in the US and Microgen, Albany Software Ltd., Access Europe and Eiger Systems Limited in the UK. To a lesser extent, we compete with providers of enterprise resource planning solutions and providers of traditional payment products, including check stock and check printing software and services. In addition, some financial institutions compete with us as outsourced check printing and electronic payment services for their customers.

For electronic banking, we primarily compete with companies such as S1 Corporation and Digital Insight that offer a wide range of financial services including electronic banking applications. We also encounter competition to a lesser degree from Metavante, SunGard, Fundtech and Politzer and Haney, as well as companies that provide traditional treasury workstation solutions.

In the legal billing market, we compete with a number of companies, including DataCert, CT Corporation, Visibillity and Allegiant Systems.

Although we believe that we compete favorably, the markets for our products and services are intensely competitive and characterized by rapid technological change and a number of factors could adversely affect our ability to compete in the future, including those discussed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Certain Factors That May Affect Future Results”.

Backlog

At the end of fiscal year 2004, our backlog was $38.5 million, including deferred revenues of $17.6 million. At the end of fiscal year 2003, our backlog was $25.0 million, including deferred revenues of $13.7 million. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that backlog at any point in time will translate into revenue in any subsequent period. However, we estimate that 90% to 100% of our deferred revenues and 65% to 75% of our backlog will be recognized as revenue in fiscal year 2005.

Proprietary Rights

We rely upon a combination of patents, copyrights, trademarks and trade-secret laws to establish and maintain proprietary rights in our technology and products. We had 39 active patent applications relating to our products as of June 30, 2004. We have been awarded two patents, which expire in July 2015, and expect to receive others. We intend to continue to file patent applications as we develop new technologies.

There can be no assurance, however, that our existing patent applications, or any others that may be filed in the future, will issue or will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the issued patents will not be challenged, invalidated or circumvented. In addition, we rely upon a combination of copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. Given the rapidly changing nature of the industry’s technology, the creative abilities of our development, marketing and service personnel may be as or more important to our competitive position as the legal protections and rights afforded by patents. We also enter into agreements with our employees and clients that seek to limit and protect our intellectual property and the distribution of proprietary information. However, there can be no assurance that the steps we have taken to protect our intellectual property will be adequate to deter misappropriation of proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our proprietary rights.

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

Executive Officers and Other Key Employees of the Registrant

Our executive officers and other key employees and their respective ages as of August 31, 2004, are as follows:

Name	Age	Positions
Joseph L. Mullen	52	Chief Executive Officer and Director
Robert A. Eberle	43	President, Chief Operating Officer and Director
Peter S. Fortune	45	President of Bottomline Europe
Kevin M. Donovan	34	Chief Financial Officer and Treasurer
Paul J. Fannon	36	Managing Director, Transaction Services Europe
Thomas D. Gaillard	41	Vice President and General Manager, Transaction Services North America
Craig A. Jones	47	Vice President and General Manager, Banking and Financial Solutions North America
Kurt A. Mueffelmann	39	Vice President and General Manager, Business Process Solutions and President of Create!form International, Inc.
Chris W. Peck	39	Managing Director, Group Sales Europe
Nigel K. Savory	37	Managing Director, Payment Solutions Europe

Joseph L. Mullen has served as a director since July 1996 and Chief Executive Officer since August 2002. Mr. Mullen has served as President from September 2000 to August 2004. From September 2000 to April 2001, Mr. Mullen also served as Chief Operating Officer. From July 1996 to September 2000, Mr. Mullen served as Executive Vice President of Operations, and from July 1991 to July 1996, he served as Vice President of Sales and Marketing.

Robert A. Eberle has served as a director since September 2000. Mr. Eberle has served as President since August 2004 and as Chief Operating Officer since April 2001. Mr. Eberle served as Chief Financial Officer from September 1998 to August 2004. From September 1998 to May 2001, Mr. Eberle also served as Treasurer.

Peter S. Fortune has served as President of Bottomline Europe since we acquired the predecessor company in August 2000. From May 1993 to August 2000, Mr. Fortune served as Executive Director of Checkpoint Security Services Limited, an electronic payment software company in the UK and from March 1999 to August 2000, Mr. Fortune served as Chief Executive Officer of Checkpoint Holdings. From January 1990 to March 1999, Mr. Fortune held a variety of positions at Checkpoint, including Managing Director for Security Print and Outsourced Services, General Manager of Security Print Operations and Head of Product Management. Prior to January 1990, Mr. Fortune held various positions at Unisys Corporation, including Director of Customer Services for U.K. Printing Operations.

Kevin M. Donovan has served as Chief Financial Officer since August 2004 and as Treasurer since May 2001. Mr. Donovan served as Vice President, Finance from January 2000 to August 2004. From February 1999 through December 1999, Mr. Donovan served as Corporate Controller.

Paul J. Fannon has served as Managing Director, Transaction Services Europe since December 2003. From December 2001 through December 2003, Mr. Fannon served as Managing Director, Payment Solutions. From August 2000, the date we acquired the predecessor company, to December 2001, Mr. Fannon served as Client Services Director of Bottomline Europe. From November 1999 through August 2000, Mr. Fannon served as Client Services Director of Checkpoint Security Services Limited. From January 1998 to November 1999, Mr. Fannon served as Director of Outsourcing Services for Checkpoint Security Services Limited.

Thomas D. Gaillard has served as Vice President and General Manager, Transaction Services North America since July 2003. From May 2002 to June 2003, Mr. Gaillard served as Vice President, Corporate Development. From December 2001 to May 2002, Mr. Gaillard served as Chief Operating Officer of eVelocity Corporation, a provider of legal electronic invoicing solutions. From November 1999 to June 2001, Mr. Gaillard served as Chief Financial Officer for Newmarket International, a software company. From January 1992 to November 1999, Mr. Gaillard held a variety of senior management positions at NovaNET Learning, Inc, an educational software company.

Craig A. Jones has served as Vice President and General Manager, Banking and Financial Solutions North America since July 2003. From July 2002 to June 2003, Mr. Jones served as Vice President of Product Management. From September 1999 to July 2002 Mr. Jones served as Vice President of Marketing. From October 1997 to September 1999, Mr. Jones served as Vice President of Product Management at GTE CyberTrust, an Internet based security division of GTE.

Kurt A. Mueffelmann has served as Vice President and General Manager, Business Process Solutions North America since January 2004. Mr. Mueffelmann has also served as President of Create!form, Inc. since we acquired the predecessor company in September 2003. From April 2000 through September 2003, Mr. Mueffelmann served as President and Chief Executive Officer of Create!form International, Inc. From August 1997 to January 2000, Mr. Mueffelmann served as President and CEO of RealWorld Corporation, a financial accounting and e-commerce software provider.

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

Nigel K. Savory has served as Managing Director, Payment Solutions Europe since December 2003. From December 2001 through December 2003, Mr. Savory served as the Managing Director Transaction Services group. From August 2000, the date we acquired the predecessor company, through December 2001, Mr. Savory served as the European Business Development Director of Bottomline Europe. From January 1998 through August 2000, Mr. Savory served as the European Business Development Director of Checkpoint Security Services Limited.

Employees

As of June 30, 2004, we had 433 full-time employees, 127 of whom were in sales and marketing, 139 of whom were in customer support, 97 of whom were in development and 70 of whom were in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that employee relationships are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and managerial personnel in a highly competitive market.

Item 2. Properties.

We currently lease approximately 65,000 square feet of office space at our corporate headquarters in Portsmouth, New Hampshire under a lease that expires in 2012. We also occupy approximately 20,000 square feet of leased domestic offices in Great Neck, New York and Waltham, Massachusetts.

We own approximately 16,000 square feet of office space in Reading, England and occupy approximately 15,000 square feet of leased international office space in Reading, London, and Manchester, England, Belfast, Ireland and Melbourne and Sydney, Australia.

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

The amended complaint filed in the action asserts claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act). The amended complaint asserts, among other things, that the description in our prospectus for our initial public offering was materially false and misleading in describing the compensation to be earned by the underwriters of our offering, and in not describing certain alleged arrangements among underwriters and initial purchasers of our common stock from the underwriters. The amended complaint seeks damages (or, in the alternative, tender of the plaintiffs’ and the class’s Bottomline common stock and rescission of their purchases of our common stock purchased in the initial public offering), costs, attorneys’ fees, experts’ fees and other expenses.

In July 2002, Bottomline, Daniel M. McGurl and Robert A. Eberle joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the court heard oral argument on the motion in early November 2002. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline. In addition, in early October 2002, Daniel M. McGurl and Robert A. Eberle were dismissed from this case without prejudice. A special litigation committee of the board of directors of Bottomline authorized Bottomline to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the court. If the settlement is not approved, we intend to vigorously defend ourselves against this amended complaint. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ National Market under the symbol EPAY. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ National Market.

Period	High	Low
Fiscal 2003
First quarter	$6.80	$4.37
Second quarter	$6.50	$3.71
Third quarter	$7.99	$5.02
Fourth quarter	$8.75	$5.41
Fiscal 2004
First quarter	$9.60	$6.38
Second quarter	$9.85	$6.89
Third quarter	$11.10	$8.77
Fourth quarter	$10.90	$7.40

As of August 31, 2004, there were approximately 369 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on August 31, 2004 was $8.61. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

We have never paid dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock for the foreseeable future. Additionally, pursuant to the terms of our existing Loan and Security Agreement with Silicon Valley Bank, any decision to pay dividends on our common stock would be subject to the bank’s approval.

On May 7, 2004 Bottomline Europe acquired certain assets of Albion Business Machines Limited (ABM). The consideration to ABM for the acquisition included 300,000 shares of our common stock, of which 21,000 shares are held in escrow to secure settlement of certain obligations of ABM. The shares were offered and issued pursuant to Regulation D of the Securities Act of 1933, as amended.

In July 2002, our Board of Directors announced that it had authorized a repurchase program for the repurchase of up to $3.0 million of our common stock. At June 30, 2004, we had repurchased 242,650 shares at an average repurchase price of $5.79 per share. The approximate remaining dollar value of shares available for repurchase under this program is $1.6 million. During the three months ended June 30, 2004, we did not repurchase any shares under this program.

Item 6. Selected Financial Data.

You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results shown herein are not necessarily indicative of the results to be expected for any future periods.

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Software licenses	$15,606	$23,619	$16,023	$13,021	$14,366
Service and maintenance	20,495	34,181	38,169	40,865	51,364
Equipment and supplies	10,249	19,910	19,794	17,379	16,402

Total revenues	46,350	77,710	73,986	71,265	82,132
Cost of revenues:
Software licenses	561	2,279	1,455	1,936	1,678
Service and maintenance	10,419	18,072	18,506	20,358	21,456
Equipment and supplies	7,730	14,506	14,457	13,615	13,312

Total cost of revenues	18,710	34,857	34,418	35,909	36,446

Gross profit	27,640	42,853	39,568	35,356	45,686
Operating expenses:
Sales and marketing
Sales and marketing	13,784	23,710	19,504	18,372	21,062
Expense associated with warrants issued	7,954	—	—	—	—
Product development and engineering
Product development and engineering	8,580	13,437	13,795	10,836	10,171
In-process research and development	3,900	—	—	—	842
Stock compensation expense	—	349	411	71	41
General and administrative	8,606	13,407	11,016	11,088	11,830
Amortization of intangible assets	2,311	30,501	33,634	8,830	4,277

Total operating expenses	45,135	81,404	78,360	49,197	48,223

Loss from operations	(17,495)	(38,551)	(38,792)	(13,841)	(2,537)
Other income (expense), net	1,830	(734)	63	(189)	288

Loss before (benefit) provision for income taxes and cumulative effect of accounting change	(15,665)	(39,285)	(38,729)	(14,030)	(2,249)
(Benefit) provision for income taxes	(1,400)	714	60	60	169

Loss before cumulative effect of accounting change	(14,265)	(39,999)	(38,789)	(14,090)	(2,418)
Cumulative effect of accounting change	—	—	—	(13,764)	—

Net loss	$(14,265)	$(39,999)	$(38,789)	$(27,854)	$(2,418)

Basic and diluted loss per common share before cumulative effect of accounting change	$(1.33)	$(3.12)	$(2.63)	$(0.90)	$(0.15)
Cumulative effect of accounting change	—	—	—	(0.88)	—

Basic and diluted net loss per common share	$(1.33)	$(3.12)	$(2.63)	$(1.78)	$(0.15)

Shares used in computing basic and diluted net loss per share	10,744	12,827	14,725	15,667	16,514

Other Data:
Loss before benefit (provision) for income taxes and cumulative effect of accounting change	$(15,665)	$(39,285)	$(38,729)	$(14,030)	$(2,249)
Amortization of intangible assets	2,311	30,501	33,634	8,830	4,277
Stock compensation expense	—	349	411	71	41
In-process research and development	3,900	—	—	—	842
Expense associated with warrants issued	7,954	—	—	—	—
Benefit (provision) for income taxes	600	1,687	(60)	(60)	(169)

Non-GAAP net (loss) income	$(900)	$(6,748)	$(4,744)	$(5,189)	$2,742

The Other Data above consists of a reconciliation of the Company’s loss before the cumulative effect of accounting changes and income taxes to Non-GAAP net (loss) income. The Company presents non-GAAP financial measures which exclude certain acquisition related items—specifically in process research and development charges, amortization of intangible assets, stock compensation expense and expenses associated with warrants issued—because the Company’s management believes it is a more accurate measurement of Bottomline’s overall operating performance. The Company uses these same measures internally in evaluating and assessing the operating performance of the Company. The Other Data is not a GAAP measurement of financial performance and should not be used as substitute for our results reported under accounting principles generally accepted in the United States.

Certain prior period amounts have been reclassified to comply with recent accounting pronouncements and for comparative purposes, as more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of our consolidated financial statements. To ensure comparability, these reclassifications also reflect changes in where certain classes of employees are now reported within our operating expense categories.

	Fiscal Year Ended June 30,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$27,292	$13,247	$25,931	$25,802	$20,724
Marketable securities	11,222	—	—	—	4,291
Working capital	40,976	13,563	20,700	17,564	17,264
Total assets	71,280	116,449	97,317	73,362	90,067
Long-term debt	—	—	253	—	—
Total stockholders’ equity	57,128	92,964	72,631	47,695	59,253

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

Overview

We provide a comprehensive set of solutions for financial business process management (fBPM). Our solutions are designed for a wide range of businesses from single-site to large multi-site enterprises. Our products are sold on either a perpetual license or subscription basis.

In fiscal year 2004, we improved our operating results through revenue growth and management of expenses. Our revenue increased from $71.3 million to $82.1 million. The revenue increase was attributable to our acquisition of Create!form during the year and foreign exchange rate fluctuations. We derived approximately 44% of our revenue through international subsidiaries. We expect revenue to grow approximately 10% in fiscal year 2005 and see potential for further revenue growth through market opportunities such as the BACSTEL IP conversion currently underway in the United Kingdom.

Our net loss decreased from $27.8 million in fiscal year 2003 to $2.4 million in fiscal year 2004. This decrease was principally due to the absence, in fiscal year 2004, of a $13.8 million goodwill impairment charge recorded in fiscal year 2003 along with improved overall operating results in fiscal year 2004. Our fiscal year 2004 results include approximately $5.2 million of acquisition related charges in the form of amortization of intangible assets ($4.3 million), in-process research and development ($842,000) and stock compensation expense ($41,000). We expect net income to be between $1.9 million and $2.6 million in fiscal year 2005.

Revenue Sources

Our revenues are primarily derived from the following three sources:

•	Software License Fees. Software license revenues, which we derive from our software applications, are generally based on the number of software applications and user licenses purchased. Fees from the sale of software licenses are generally recognized upon delivery of the software to the customer. However, certain of our software arrangements, primarily those involving NetTransact and WebSeries Electronic Banking, are often recognized on a percentage of completion basis over the life of the project because they require significant customization and modification and involve extended implementation periods.

•	Service and Maintenance Fees. We derive service and maintenance revenues from consulting, design, project management and training fees; customer support and maintenance fees; customer-specific customization of our products; and transactional service fees from our Legal eXchange product and our other transactional based product offerings. Revenues relating to custom consulting, design and service fees are normally recognized at the time services are rendered. Software maintenance fees are established as a percentage, typically 15%-20%, of the list price for the software license, and are prepaid annually. Support and maintenance agreements generally have a term of 12 months, renewable annually, and we recognize revenue related to customer support and maintenance fees ratably over the applicable maintenance period. Professional services revenues associated with software license arrangements that include significant customization and modification are generally recognized on a percentage of completion basis over the life of the project. Revenues relating to our WebSeries Legal e-Billing product and our other transactional-based product offerings are recognized at the time transactions are processed. Certain of our offerings, particularly our outsourced and transactional service offerings, require customers to pay a non-refundable set up or installation fee. In such cases, since the up-front payment does not reflect a separate earnings process by Bottomline, these fees are deferred and are recognized as revenue over the estimated life of the customer relationship, which is generally not more than four years.

•	Equipment and Supplies Revenues. We derive equipment and supplies revenues from the sale of printers, check paper and magnetic ink character recognition toners. These revenues are normally recognized at the time of delivery. Equipment and supplies revenue also includes postage and shipping related charges billed to customers.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in our consolidated financial statements.

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. These critical accounting policies and estimates relate to revenue recognition and goodwill and intangible assets. These critical policies, and our procedures related to these policies, are discussed below. In addition, refer to Note 2 to the accompanying consolidated financial statements for a discussion of all of our significant accounting policies.

Revenue Recognition

We derive our revenues from the sale of software licenses, professional services, software maintenance and equipment and supplies. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is probable. We consider a non-cancelable fully executed agreement or customer purchase order to be persuasive evidence of an arrangement. We consider delivery to have occurred upon transfer of product title to the customer, or completion of services rendered. We consider the fee to be fixed or determinable if the fee is not subject to adjustment, or if we have not granted extended payment terms to the customer (excluding our long-term contract arrangements for which revenue is recorded on a percentage of completion basis, our normal payment terms do not exceed 90 days). We consider collection to be probable if our internal credit analysis indicates that the customer will be able to pay amounts as they become due under the arrangement.

Our sales arrangements can contain multiple revenue elements, such as software licenses, professional services, and software maintenance. Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements. Revenue allocated to the software element is based on the “residual” method, under which revenue equal to the fair value of professional services and software support is allocated to those items and recognized as revenue as those items are delivered. Any “residual” or remaining portion of the total arrangement fee is then allocated to the software license element. Revenue is recognized for each element when the aforementioned revenue recognition criteria have been met.

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

We have historically used the percentage of completion method of accounting for our long-term and custom contracts, since we believe that we can make reasonably dependable estimates of progress toward completion. Progress is measured based on cumulative costs incurred, as measured at the end of each reporting period, as a percentage of total expected project costs. Accordingly, the revenue we record in any reporting period for sales arrangements accounted for on a percentage of completion basis is dependent upon our estimates of the remaining costs that will be incurred in fulfilling our contractual obligations. Our estimates of total contract costs at the end of any reporting period could prove to be materially different from final actual contract costs, as determined only at subsequent stages of project completion. To mitigate this risk, we solicit the input of our project professional staff on a monthly basis, as well as at the end of each reporting period, for purposes of evaluating estimates toward completion, so that our estimates are always based on the most recent cost projections available.

Goodwill and Intangible Assets

Effective July 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) relating to goodwill and intangible assets. We were required to perform a transitional impairment test upon adoption to determine the amount of goodwill impairment, if any. Based on the results of this impairment test, we recorded an impairment charge of $13.8 million associated with goodwill in the Bottomline Europe reporting unit. This amount was recorded as a cumulative effect of a change in accounting principle in our consolidated statement of operations.

We utilized an outside valuation firm to assist us in calculating the required fair value amounts in connection with our impairment review. The principal component of each fair value calculation is the determination of discounted future cash flows, and there are a number of variables that we considered for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process, and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. The particularly sensitive components of these estimates include, but are not limited to:

•	the selection of an appropriate discount rate;

•	the required return on all assets employed by the valued asset to generate future income streams;

•	our projected overall revenue growth and mix of revenue;

•	our gross margin estimates (which are highly dependent on our mix of revenue);

•	the level of Bottomline US products that will be sold by Bottomline Europe;

•	our software product life cycles;

•	the attrition rate of our customers, particularly those who contribute to our recurring revenue streams (such as software maintenance);

•	our planned level of operating expenses; and

•	our effective tax rate.

The use of different assumptions or projections, in some or all of the areas noted above, would likely have resulted in different fair value results, thus affecting our determination of overall goodwill impairment.

We are required to test our goodwill at least annually for impairment and we performed this review during the fourth quarter of our 2004 fiscal year. Based on our fourth quarter review, we concluded that there was no goodwill impairment. At June 30, 2004, our goodwill carrying value was $13.4 million in our US reporting unit and $12.8 million in our UK reporting unit. There can be no assurance that there will not be additional impairment charges recorded in subsequent periods as a result of our periodic impairment reviews.

In addition to our goodwill review, we also perform periodic reviews of the carrying value of our other intangible assets. These intangible assets consist of acquired core technology, and customer related intangibles such as acquired customer lists and customer contracts. We specifically consider whether any indicators of impairment are present, including:

•	whether there has been a significant decrease in the market price of an asset;

•	whether there has been a significant adverse change in the extent or manner in which an asset is used; and

•	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made, to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity, similar to that which accompanies our goodwill valuation process. At June 30, 2004, the carrying value of our intangible assets, excluding goodwill, was $8.5 million. None of these assets were deemed to be impaired.

Valuation of Acquired Intangible Assets

In connection with our acquisition of Createform in September 2003 and our acquisition of Albion Business Machines Ltd. (ABM) in May 2004, we recorded in-process research and development charges of $789,000 and $53,000, and recorded several other intangible assets relating to acquired core technology and customer related intangible assets. The valuation process used to calculate the values assigned to the in-process research and development and the acquired intangible assets is complex and involves significant estimates relative to our financial projections. Accordingly, we utilized an outside valuation firm to assist us in determining these values. The principal component of the valuation is the determination of discounted future cash flows, and there are a number of variables that we considered for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process, and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process normally require a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

•	the selection of an appropriate discount rate;

•	the required return on all assets employed by the valued asset to generate future income streams;

•	our projected overall revenue growth and mix of revenue;

•	our gross margin estimates (which are highly dependent on our mix of revenue);

•	our technology and product life cycles;

•	the attrition rate of our customers, particularly those who contribute to our recurring revenue streams (such as software maintenance);

•	our planned level of operating expenses; and

•	our effective tax rate.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The guidance of EITF 00-21 is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 (fiscal 2004 for us) and companies are permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle. The adoption of EITF 00-21 on July 1, 2003 did not have a material impact on our consolidated financial statements.

Effective January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that costs associated with an exit or disposal activity be recognized when a liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The adoption of SFAS 146 did not have a material impact on our consolidated financial statements.

Effective January 1, 2003, we adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and requires new disclosures related to guarantees. The initial recognition and measurement provisions of FIN 45 were effective for guarantees issued or modified after December 31, 2002. Additionally, new disclosure requirements applicable to all guarantees subject to the scope of FIN 45, including guarantees that arose prior to December 31, 2002, are effective for financial statements issued for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements, however, we have modified the disclosures in our consolidated financial statements as required by the pronouncement.

Effective January 1, 2003, we adopted SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 provides for alternative methods of voluntary transition to the fair value based method of accounting for stock-based employee compensation, and it requires more prominent disclosures, in both interim and annual financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS 148 is effective for interim periods beginning after December 15, 2002, and for annual periods ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our consolidated financial statements since we elected to continue to account for our stock based compensation using the intrinsic value method prescribed in APB 25. However, we have modified the disclosures in our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, and in December 2003, the FASB issued a revised Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, (collectively FIN 46), both of which address consolidation of variable interest entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Previously, entities were generally consolidated by an enterprise only when it had a controlling financial interest through ownership of a majority of the voting interests in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires an issuer to classify specified financial instruments with characteristics of both liabilities and equity as liabilities that were previously classified either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on our consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. (“SAB”) 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21,”Accounting for Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The adoption of SAB 104 during fiscal 2004 did not have a material impact on our consolidated financial statements.

In March 2004, the Emerging Issues Task Force reached consensus on EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which sets forth a basic model to evaluate whether investments within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are other-than temporarily impaired. The guidance of EITF 03-1 will be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004 (fiscal 2005 for us). We do not expect the adoption of EITF 03-1 to have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth, for the fiscal years indicated, the percentage relationships that selected items in the Consolidated Statements of Operations bear to total revenues.

	Percentages of Total Revenues
	Fiscal Year Ended June 30,
	2002	2003	2004
Revenues:
Software licenses	21.7%	18.3%	17.5%
Service and maintenance	51.6	57.3	62.5
Equipment and supplies	26.7	24.4	20.0

Total revenues	100.0	100.0	100.0
Cost of revenues:
Software licenses	2.0	2.7	2.0
Service and maintenance	25.0	28.6	26.2
Equipment and supplies	19.5	19.1	16.2

Total cost of revenues	46.5	50.4	44.4

Gross profit	53.5	49.6	55.6
Operating expenses:
Sales and marketing	26.4	25.8	25.7
Product development and engineering
Product development and engineering	18.6	15.2	12.4
In-process research and development	—	—	1.0
Stock compensation expense	0.6	0.1	—
General and administrative	14.9	15.5	14.4
Amortization of intangible assets	45.4	12.4	5.2

Total operating expenses	105.9	69.0	58.7

Loss from operations	(52.4)	(19.4)	(3.1)
Other income (expense), net	0.1	(0.3)	0.4

Loss before provision for income taxes and cumulative effect of accounting change	(52.3)	(19.7)	(2.7)
Provision for income taxes	0.1	0.1	0.2

Loss before cumulative effect of accounting change	(52.4)	(19.8)	(2.9)
Cumulative effect of accounting change	—	(19.3)	—

Net loss	(52.4)%	(39.1)%	(2.9)%

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2003	2004	2004 Compared to 2003
	(in thousands)		(in thousands) %
Revenues:
Software licenses	$13,021	$14,366	$1,345	10.3
Service and maintenance	40,865	51,364	10,499	25.7
Equipment and supplies	17,379	16,402	(977)	(5.6)

Total revenues	$71,265	$82,132	$10,867	15.2

The majority of the revenue increase was due to the contribution of revenue from Createform (acquired in September 2003) and an increase in the foreign currency exchange rate in the UK, which had the effect of increasing pound-denominated revenue when reported in US dollars, offset in part by a decrease in sales associated with our legacy payment offerings. Revenues, based on the point of sale rather than the location of the customer, were $45.9 million in the US, $34.9 million in the UK and $1.3 million in Australia for the fiscal year ended June 30, 2004. Revenues based on the point of sale for the fiscal year ended June 30, 2003 were $41.0 million in the US and $30.3 million in the UK.

Software Licenses. The increase in software license revenues was due principally to the contribution of revenue from Createform and, to a lesser extent, an increase in the foreign currency exchange rate in the UK. This increase was partially offset by a decrease in license fees from our legacy payment products and, to a lesser extent, a decrease in our WebSeries licenses in the US. Based on current plans, we anticipate that software license revenues will increase in fiscal year 2005.

Service and Maintenance. The increase in service and maintenance revenues in dollars and as a percentage of revenues was due principally to an increase in professional service and transaction revenues generated from customers who utilize our WebSeries and Legal eXchange® products in the US, the contribution of professional services and software maintenance revenues generated by Createform, an increase in the foreign currency exchange rate in the UK and an increase in professional services associated with a large contract in the UK. The increase in service and maintenance revenues was partially offset by a decrease in the professional services associated with our legacy products in the US as a result of declining software license fees on those products. Based on current plans, we anticipate that service and maintenance revenues will increase in fiscal year 2005.

Equipment and Supplies. The decrease in equipment and supplies revenues in dollars and as a percentage of revenues was due principally to the continued migration of US and UK customers to our web-based products and solutions, which are not equipment and supplies intensive, offset in part by an increase in the foreign currency exchange rate in the UK. Based on current plans, we anticipate that equipment and supplies revenues will decrease from fiscal year 2004 levels.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2003	2004	2004 Compared to 2003
	(in thousands)		(in thousands)	2004
Cost of revenues:
Software licenses	$1,936	$1,678	$(258)	(13.3)
Service and maintenance	20,358	21,456	1,098	5.4
Equipment and supplies	13,615	13,312	(303)	(2.2)

Total cost of revenues	$35,909	$36,446	$537	(1.5)

Gross profit	$35,356	$45,686	$10,330	29.2

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our legacy products. Software license costs decreased to 12% of software license revenues in the fiscal year ended June 30, 2004 compared to 15% in the fiscal year ended June 30, 2003. The decrease in software license cost of revenues was due primarily to the decrease in software products licensed in the UK, which have historically had a higher cost of sale due in part to third party software which is incorporated into and sold with these products, partially offset by an increase in software license cost of revenues associated with the sale of Createform software. Based on current product plans, we anticipate that fiscal year 2005 software license costs, as a percentage of revenues, will approximate fiscal year 2004 levels.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 42% of service and maintenance revenues in the fiscal year ended June 30, 2004 compared to 50% of service and maintenance revenues in the fiscal year ended June 30, 2003. The decrease in service and maintenance costs was attributable to reduced personnel costs resulting from headcount reductions in both the US and UK and reduced costs on several long-term revenue contracts in the US, offset by expenses associated with Createform personnel and an increase in the foreign currency exchange rate in the UK. Based on current product plans, we anticipate that fiscal year 2005 service and maintenance costs, as a percentage of revenues, will decrease from fiscal 2004 levels.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased to 81% of equipment and supplies revenues in the fiscal year ended June 30, 2004 compared to 78% of equipment and supplies revenues in the fiscal year ended June 30, 2003. The increase in equipment and supplies costs as a percentage of equipment and supplies revenue was attributable to reduced profit margins in the UK, resulting principally from an increase in shipping and postage costs which carry no gross margin and due to reduced profit margins in the US, resulting from selling price pressures on equipment and supplies that we resell to our customers. Based on current product plans, we anticipate that fiscal year 2005 equipment and supplies costs, as a percentage of revenues, will approximate fiscal year 2004 levels.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2003	2004	2004 Compared to 2003
	(in thousands)		(in thousands)%
Operating expenses:
Sales and marketing	$18,372	$21,062	$2,690	14.6
Product development and engineering
Product development and engineering	10,836	10,171	(665)	(6.1)
In-process research and development	—	842	842	—
Stock compensation expense	71	41	(30)	(42.3)
General and administrative	11,088	11,830	742	6.7
Amortization of intangible assets	8,830	4,277	(4,553)	(51.6)

Total operating expenses	$49,197	$48,223	$(974)	(2.0)

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and trade shows. The increase in sales and marketing expenses was attributable to the operations of Createform and, to a lesser extent, an increase in the foreign currency exchange rate in the UK. This increase was offset in part by a decrease in personnel costs as a result of headcount reductions in the US and UK. We anticipate that sales and marketing expenses will decrease, as a percentage of revenues, in fiscal year 2005.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. The decrease in product development and engineering expenses was primarily the result of decreased personnel costs as a result of reduced headcount primarily in the US and, to a lesser extent, in the UK, offset in part by product development and engineering expenses attributable to Createform, increased contract labor costs and reduced utilization of research and development personnel on billable customer projects, the cost of which is classified as a component of cost of revenues. We anticipate that product development and engineering expenses will decrease, as a percentage of revenues, in fiscal year 2005.

In-Process Research and Development. In-process research and development of $842,000 in the fiscal year ended June 30, 2004 represents the expense associated with acquired in-process research and development of Createform of $789,000 and ABM of $53,000. There was no comparable expense in the fiscal year ended June 30, 2003. The in-process research and development projects were valued using an income approach, which included the application of a discounted cash flow methodology. Using this methodology, the value of in-process technology is comprised of the total present value of the future cash flow stream attributable to this technology over its anticipated life. As a basis for the valuation process, we made estimates of the revenue stream to be generated in each future period and the corresponding operating expenses and other charges, such as income taxes, that will be incurred to support this revenue stream. Based upon these assumptions, the projected cash flow streams relating to the in-process research and development were discounted to present value using a risk adjusted discount rate.

Stock Compensation Expense. In connection with our acquisition of Flashpoint in August 2000, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options. The decrease in stock compensation expense was due principally to the forfeiture of unvested stock options as a result of employee separations. The remaining unamortized deferred compensation balance of $14,000 at June 30, 2004 will be fully amortized during fiscal year 2005.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was the result of the expense contribution from Createform and an increase in the foreign currency exchange rate in the UK, partially offset by lower personnel costs in the US and in the UK resulting from headcount reductions and reduced facility costs in the US as a result of closing certain offices. We anticipate that general and administrative expenses will decrease, as a percentage of revenues, in fiscal year 2005.

Amortization of Intangible Assets. The decrease in amortization expense was due principally to certain intangible assets of Bottomline Europe that became fully amortized in the three months ended September 30, 2003. We anticipate approximately $3.0 million of amortization expense for the fiscal year 2005.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2003	2004	2004 Compared to 2003
	(in thousands)		(in thousands)%
Interest income	$272	$199	$(73)	(26.8)
Interest expense	(28)	(14)	14	50.0
Other, net	(433)	103	536	123.8

Other income (expense), net	$(189)	$288	$477	252.4

Interest Income. The decrease in interest income was attributable to a decrease in the rate of return, due to declining interest rates, on our investments during fiscal year 2004.

Interest Expense. Interest expense relates predominantly to interest associated with a promissory note that we assumed in connection with the acquisition of certain assets of eVelocity in May 2002. The third and final principal and interest payment on this promissory note was made on February 15, 2004.

Other Income (Expense), Net. Other income (expense), net consists of foreign currency transaction gains and losses and losses on our equity investments. The other income (expense), net included impairment losses on our equity investments, which we judged to be other than temporary, in the amounts of $35,000 and $629,000 in the fiscal years ended June 30, 2004 and June 30, 2003. The investments are in non-public entities accounted for under the cost method. The carrying value of all of our equity investments was approximately $36,000 at June 30, 2004 and $71,000 at June 30, 2003.

Provision for Income Taxes. The provision for income taxes consists of a small amount of US state tax expense, which will be incurred irrespective of our net operating loss position, and a provision for income taxes in Australia. For the fiscal year ended June 30, 2004, our income tax loss carry-back had been fully utilized. Accordingly, we have maintained a full valuation allowance for our deferred tax assets since, based on the available evidence, we believe that our deferred tax assets are less likely, rather than more likely, to be realized.

Net Loss. The decrease in the net loss was primarily due to the contribution of revenue from Createform, an increase in the foreign currency exchange rate in the UK, cost control initiatives undertaken in recent fiscal years and the adoption of SFAS 142 under which goodwill is no longer subject to recurring amortization. We anticipate generating net income in fiscal year 2005, principally as the result of higher revenue and lower amortization expense.

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2002	2003	2003 Compared to 2002
	(in thousands)		(in thousands)%
Revenues:
Software licenses	$16,023	$13,021	$(3,002)	(18.7)
Service and maintenance	38,169	40,865	2,696	7.1
Equipment and supplies	19,794	17,379	(2,415)	(12.2)

Total revenues	$73,986	$71,265	$(2,721)	(3.7)

Software Licenses. The decrease in software license fees in dollars and as a percentage of revenues was primarily due to a reduction in software license revenues generated in the US as a result of a continued slowdown in overall information technology spending in the US, offset in part by an increase in the foreign currency exchange rate of the UK.

Service and Maintenance. The increase in service and maintenance fees in dollars and as a percentage of revenues was due to the revenue contribution from our WebSeries Legal eBilling offering which we introduced in May 2002 following our acquisition of substantially all of the assets of eVelocity, an increase in professional services revenues generated in Europe and an increase in the foreign currency exchange rate of the UK, offset in part by a reduction in professional services revenues generated in the US.

Equipment and Supplies. The decrease in equipment and supplies revenues was attributable to a decrease in revenues in the US and Europe as a result of the continued migration of customers to our web-based products and solutions, which are not equipment and supplies intensive, offset in part by an increase in the foreign currency exchange rate of the UK.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2002	2003	2003 Compared to 2002
	(in thousands)		(in thousands)%
Cost of revenues:
Software licenses	$1,455	$1,936	$481	33.1
Service and maintenance	18,506	20,358	1,852	10.0
Equipment and supplies	14,457	13,615	(842)	(5.8)

Total cost of revenues	$34,418	$35,909	$1,491	4.3

Gross profit	$39,568	$35,356	$(4,212)	(10.6)

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

Service and Maintenance. Service and maintenance costs were 50% of service and maintenance revenues in the fiscal year ended June 30, 2003 compared to 48% of service and maintenance revenues in the fiscal year ended June 30, 2002. The increase in service and maintenance costs was primarily attributable to the associated increase in professional services revenues generated in Europe as a result of an increase in the foreign currency exchange rate of the UK and an increase in US development personnel who were utilized to perform billable customer work, the cost of which is included as a component of services cost of revenues.

Equipment and Supplies. Equipment and supplies costs were 78% of equipment and supplies sales in the fiscal year ended June 30, 2003 compared to 73% in the fiscal year ended June 30, 2002. The decrease in equipment and supplies costs was attributable to the associated decrease in equipment and supplies revenues. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to reduced profit margins in Europe, resulting from an increase in shipping costs which carry no gross margin and, to a lesser extent, from higher third party costs associated with supplies that are sold in Europe.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2002	2003	2003 Compared to 2002
	(in thousands)		(in thousands)%
Operating expenses:
Sales and marketing	$19,504	$18,372	$(1,132)	(5.8)
Product development and engineering
Product development and engineering	13,795	10,836	(2,959)	(21.4)
Stock compensation expense	411	71	(340)	(82.7)
General and administrative	11,016	11,088	72	0.6
Amortization of intangible assets	33,634	8,830	(24,804)	(73.7)

Total operating expenses	$78,360	$49,197	$(29,163)	(37.2)

Sales and Marketing. Sales and marketing expenses decreased in the US as a result of a reduction in salaries and commissions, resulting from reduced headcount and lower revenues, particularly software revenues. These reductions were partially offset by employee severance and separation related costs as a result of cost reduction initiatives implemented in the US and in the UK during the first six months of fiscal year 2003 and by an increase in the foreign currency exchange rate of the UK.

Product Development and Engineering. The decrease in product development and engineering expenses was due to a reduction in salaries and employee related costs as a result of reduced US headcount and a shift in focus for certain US personnel from core development work to billable customer work, the cost of which is classified as a component of cost of revenues. The reductions in cost were partially offset by employee severance and separation related costs as a result of cost reduction initiatives implemented during fiscal year 2003, and by an increase in the foreign currency exchange rate of the UK.

Stock Compensation Expense. In connection with our acquisition of Flashpoint, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for options to purchase our common stock, and recorded deferred compensation of $1.3 million relating to the intrinsic value of the unvested options. The deferred compensation is being amortized to expense over the remaining vesting period of the options and resulted in $71,000 of stock compensation expense for fiscal 2003 and $411,000 of stock compensation expense for fiscal 2002. The decrease in stock compensation expense was due principally to the forfeiture of unvested stock options as a result of employee separations and the completion of the vesting period for certain of the stock options.

General and Administrative. The increase in general and administrative expenses was attributable to an increase in facility related expenses, due to a full year in our US headquarters facility, and an increase in the foreign currency exchange rate of the UK, offset in part by a reduction in salaries and related costs as a result of cost reduction initiatives implemented in the US and Europe.

Amortization of Intangible Assets. The decrease in amortization expense is due to the adoption of SFAS 142, effective July 1, 2002. Under SFAS 142, goodwill is no longer subject to recurring amortization but instead is tested for impairment annually, or more frequently when events or circumstances occur indicating that an asset might be impaired.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2002	2003	2003 Compared to 2002
	(in thousands)		(in thousands)%
Interest income	$369	$272	$(97)	(26.3)
Interest expense	(19)	(28)	(9)	47.4
Other, net	(287)	(433)	(146)	50.9

Other income (expense), net	$63	$(189)	$(252)	(400.0)

Interest Income. The decrease in interest income was attributable to a decrease in the rate of return, due to declining interest rates, on our investments during the fiscal year.

Interest Expense. Interest expense relates predominantly to interest associated with a promissory note that we assumed in connection with the acquisition of certain assets of eVelocity in May 2002.

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

Provision for Income Taxes. The provision for income taxes consists of a small amount of US state tax expense, which will be incurred irrespective of out net operating loss position.

Cumulative Effect of Accounting Change. Upon adoption of SFAS 142 on July 1, 2002, we recorded an impairment charge of $13.8 million associated with impairment of goodwill in the Bottomline Europe reporting unit. This amount has been reported as a cumulative effect of an accounting change, as required by SFAS 142, in the fiscal year ended June 30, 2003. There were no comparable items in the year ended June 30, 2002.

Net Loss. The decrease in the net loss was primarily due to the adoption of SFAS 142 under which goodwill is no longer subject to recurring amortization, offset by a goodwill impairment charge of $13.8 million, which was recorded as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We had net working capital of $17.3 million at June 30, 2004, including cash and cash equivalents and marketable securities totaling $25.0 million.

We have generated positive operating cash flows in each of our last three fiscal years. We believe that the cash generated from our operations and the cash, cash equivalents and marketable securities on hand, particularly given that we have no long-term debt obligations, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would be subject to the required Board of Directors, stockholders and potentially bank or regulatory approval. We also may undertake additional business or asset acquisitions.

Operating Activities

	Fiscal Year Ended June 30,
	2002	2003	2004
	(in thousands)
Net loss	$(38,789)	$(27,854)	$(2,418)
Non-cash adjustments	36,872	25,060	7,391
Decrease (increase) in accounts receivable	3,690	2,479	(3,098)
Decrease in refundable income taxes	2,520	—	—
All other, net	298	886	(92)

Net cash provided by operating activities	$4,591	$571	$1,783

Net cash provided by operating activities for the fiscal year ended June 30, 2004 was primarily due to the significant decrease in our net loss, partially offset by an increase in accounts receivable. Net cash provided by operating activities for the fiscal year ended June 30, 2003 was primarily due to the decrease in accounts receivable, partially offset by the net loss after non-cash items. Net cash provided by operating activities for the fiscal year ended June 30, 2002 was primarily due to the decrease in accounts receivable and refundable income taxes, partially offset by the net loss after non-cash items.

As of June 30, 2004 and 2003, our deferred tax assets had been fully reserved since, given the available evidence, it was deemed more likely than not that the deferred tax assets would not be realized.

At June 30, 2004, we have available US net operating loss carry-forwards of $22,771,000, which expire at various times through the year 2024. We also have $1,988,000 of foreign net operating loss carryforwards available with no statutory expiration date and $1,424,000 of research and development tax credits available, which expire at various points through the year 2024. Additionally, we have approximately $1,080,000 of tax benefit associated with non-qualified stock options that have been exercised. When realized against future period taxable income, this benefit will be recorded as an increase to additional paid in capital.

Investing Activities

	Fiscal Year Ended June 30,
	2002	2003	2004
	(in thousands)
Purchases of marketable securities, net	$—	$—	$(4,288)
Purchases of property and equipment	(3,707)	(1,840)	(1,752)
Acquisition of businesses and assets, net of cash acquired	(1,483)	(298)	(3,201)

Net cash used in investing activities	$(5,190)	$(2,138)	$(9,241)

Cash was primarily used in the fiscal year ended June 30, 2004 to acquire high quality marketable securities, to acquire Createform and ABM and, to a lesser extent, to acquire property and equipment. Cash was primarily used in the fiscal years ended June 30, 2003, and June 30, 2002, to acquire property and equipment and to acquire other businesses. We expect to incur capital expenditures in fiscal year 2005 consistent with 2004 levels.

Financing Activities

	Fiscal Year Ended June 30,
	2002	2003	2004
	(in thousands)
Proceeds from the sale of common stock, net	$17,246	$1,466	$—
Repurchase of common stock	(4,057)	(1,075)	(367)
Proceeds from exercise of stock options and employee stock purchase plan	1,060	1,133	3,010
Payment of long-term debt and liabilities assumed upon acquisition	(1,025)	(253)	(584)
Payment of bank financing fees	(25)	(25)	(25)

Net cash provided by financing activities	$13,199	$1,246	$2,034

Net cash provided by financing activities for the fiscal year ended June 30, 2004 was the result of proceeds received from the exercise of employee stock options and the employee stock purchase plan, partially offset by the repurchase of our common stock. Net cash provided by financing activities for the fiscal year ended June 30, 2003 was primarily the result of proceeds received from the sale of our common stock to General Atlantic Partners, LLC (General Atlantic), a global private equity investment firm, the exercise of stock options and the exercise of options under the employee stock purchase plan, partially offset by the repurchase of our common stock. Net cash provided by financing activities in the fiscal year ended June 30, 2002 was primarily the result of proceeds received from the sale of our common stock to General Atlantic, partially offset by the repurchase of our common stock.

Common Stock and Common Stock Warrants

In October 2001, we entered into a lease amendment for our corporate headquarters. In connection with the lease amendment, we issued a $2 million letter of credit to our landlord (see Note 8 of our consolidated financial statements). Also in connection with the lease amendment, we issued the landlord 100,000 shares of our common stock and a warrant to purchase an additional 100,000 shares of our common stock at an exercise price of $4.25 per share. The warrant was fully vested and exercisable upon issuance and expires in October 2004. The fair value of the common stock and warrant issued of $750,000 was capitalized and is being amortized as rent expense over the term of the lease. The warrant was valued using the Black-Scholes method of valuation.

In January 2002, we entered into a stock purchase agreement with entities affiliated with General Atlantic, whereby we issued 2.1 million shares of common stock at $8.25 per share, generating gross proceeds to us of approximately $17.3 million.

In March 2003, we entered into a stock purchase agreement with General Atlantic, an affiliate of ours, whereby we issued 270,000 shares of common stock at $5.54 per share, generating gross proceeds to us of approximately $1.5 million.

Note Payable and Credit Facilities

In May 2002, in connection with our acquisition of substantially all of the assets and assumption of certain liabilities of eVelocity, we assumed the obligation on a promissory note issued to a third party in the principal amount of $758,600 plus accrued interest. Under the terms of the promissory note, principal plus accrued interest was due in three equal installments. The third and final principal and interest payment was made on February 15, 2004.

In January 2004, we extended, through December 26, 2004, our Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $5 million and requires us to maintain certain financial covenants. Additionally, we would be required to obtain the bank’s approval prior to the payment of any dividends on our common stock. Eligible borrowings are based on a borrowing base calculation of our eligible accounts receivable as defined in the Credit Facility. Borrowings under the Credit Facility are secured by substantially all of our US owned assets, bear interest at the bank’s prime rate (4.25% at June 30, 2004) plus one-half of one percent and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on our behalf. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2004, a $2 million letter of credit had been issued to our landlord as part of a lease amendment for our corporate headquarters. There were no outstanding borrowings under the Credit Facility at June 30, 2004.

In January 2004, our subsidiary, Bottomline Europe, renewed through December 30, 2004, our Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (4.50% at June 30, 2004) plus 2% and are due on the expiration date of the Overdraft Facility. As disclosed in Note 14, Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility. There were no outstanding borrowings under the Overdraft Facility at June 30, 2004.

At June 30, 2004, a $50,000 Australian (approximately $35,000 US dollars based on the exchange rate in effect at June 30, 2004) letter of credit had been issued by our subsidiary CLS Research Pty Ltd. to its landlord as part of its office lease in Melbourne, Australia.

Product and Business Acquisitions

In May 2003, we acquired certain assets and assumed certain liabilities of the A1 Group of Companies (The) Limited (A1). The initial purchase consideration (based on exchange rates in effect at the date of the acquisition) was approximately $302,000 in cash. In addition to the initial purchase consideration, contingent consideration of $125,000 (based on the quarter ended December 31, 2003 exchange rates) was paid to A1 in December 2003, after the completion of a detailed review and evaluation of A1’s customer lists and customer contracts we acquired. The value of the contingent consideration was recorded as component of the acquired customer related intangible assets.

In September 2003, we acquired all of the outstanding stock of Createform. The initial purchase consideration for Createform was approximately $7,900,000, consisting of approximately $2,800,000 in cash, 563,151 shares of our common stock with a value of approximately $4,800,000 and transaction costs. In addition to the initial purchase consideration, contingent consideration of 298,630 shares of our common stock with a value of approximately $3,165,000 was due to the selling shareholders of Createform as of June 2004, based on certain Createform operating results achieved during fiscal year 2004 (for expanded discussion see Note 3 of our consolidated financial statements). The value of the contingent consideration was recorded as component of the goodwill at June 30, 2004.

In May 2004, Bottomline Europe acquired certain assets and assumed certain liabilities of ABM. The initial purchase consideration was approximately $2,740,000 based on exchange rates in effect at the date of the acquisition. The initial purchase consideration consisted of 300,000 shares of our common stock with a value of approximately $2,319,000, cash of $303,000 and transaction costs. In addition to the initial purchase consideration, contingent consideration of approximately $245,000 in cash (based on the exchange rate at September 7, 2004) will be paid to the ABM shareholders in September 2004, after the conclusion of a detailed review and evaluation of ABM’s customer lists and customer contracts acquired. The value of the contingent consideration will be recorded as a component of goodwill upon issuance.

Repurchase of Common Stock

In July 2002, our board of directors announced that it had authorized a repurchase program, for the repurchase of up to $3.0 million of our common stock. At June 30, 2004, we had repurchased 242,650 shares at an average repurchase price of $5.79 per share. The approximate remaining dollar value of shares available for repurchase under this program is $1.6 million. During the three months ended June 30, 2004, we did not repurchase any shares under this program.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2004:

	Payments Due by Fiscal Period
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(in thousands)
Operating lease obligations	$2,342	$3,776	$3,723	$3,915	$13,756
Amount due under overdraft facilities	—	—	—	—	—

Total	$2,342	$3,776	$3,723	$3,915	$13,756

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

During the twelve months ended June 30, 2004, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities; material trading activities in non-exchange traded commodity contracts; or transactions with persons or entities that benefit from their non-independent relationship with us.

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

If the independence status of our auditors, Ernst & Young LLP, is not resolved favorably and in a timely manner, we will lose our status as a timely filer for SEC purposes and may be required to seek another auditor

On September 9, 2004, we were informed by Ernst & Young that it intends to seek the guidance of the staff of the Securities and Exchange Commission regarding whether its independence as our auditors may be affected as a result of an immaterial investment by a substantial stockholder of ours in an unrelated company in which an affiliate of Ernst & Young already held an immaterial investment. Ernst & Young has advised us that it is unable to furnish its report on our financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2004 until this matter is resolved and that it is seeking guidance from the SEC staff on this issue as promptly as possible. Therefore, on September 13, 2004, we filed a Form 12b-25 with respect to our annual report on Form 10-K for the fiscal year ended June 30, 2004, as we could not have timely filed the information required by Item 8 of Form 10-K without unreasonable effort or expense. If we are unable to file the information required by Item 8 of Form 10-K by September 28, 2004, the fifteenth calendar day following the prescribed due date of our annual report on Form 10-K, we will lose our status as a timely filer for SEC purposes which will mean, among other things, that our security holders will not be able to make resales of our securities under Rule 144 and that we will not be able to utilize registration statements on Form S-2 or Form S-3. In addition, if the independence status of Ernst & Young is not resolved in a manner favorable to us, we will be required to seek another auditor and the filing of our annual report on Form 10-K will be further delayed.

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested annually for impairment, or more frequently when events or circumstances occur indicating that goodwill might be impaired. Effective July 1, 2002 we adopted SFAS 142, which required us to perform a transitional impairment test on all indefinite lived intangible assets. In connection with our transition to SFAS 142, we recorded an impairment charge of $13.8 million in relation to the goodwill of our Bottomline Europe reporting unit. At June 30, 2004, the carrying value of our goodwill and our other intangible assets was $26.2 million and $8.5 million, respectively. While we reviewed our goodwill during our fourth quarter and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

We face risks associated with our international operations that could harm our financial condition and results of operations

In recent periods, a significant percentage of our revenues have been generated by our international operations, and our future growth rates and success are in part dependent on our continued growth and success in international markets. As a result of the Createform acquisition, we now have operations in Australia, in addition to the US and the UK. As is the case with most international operations, the success and profitability of such operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

Integration of acquisitions could interrupt our business and our financial condition could be harmed

We have made several acquisitions of companies and assets in the past, including our acquisitions of Createform and ABM during fiscal 2004, and may, in the future, acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

The slowdown in the economy experienced in recent fiscal years has affected the market for information technology solutions, including our products and services, and if this slowdown continues our future financial results could be materially adversely affected

As a result of recent unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for our products and services has been adversely affected. In recent years, this has resulted in decreased revenues, particularly software license revenues, and a decline in our historic growth rate. To date, the US marketplace has been particularly affected but there can be no assurance that this trend will not extend, to the same degree, to the UK marketplace where we also have significant operations. Our future results will be materially and adversely affected if this slowdown continues or worsens and our revenues continue to be adversely impacted. During recent fiscal years, we implemented several cost reduction initiatives in an attempt to improve our profitability. If current economic conditions continue or worsen, those cost reductions may prove to be inadequate and we may experience a material adverse impact on our business, operating results, and financial condition.

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

An increasing number of large and more complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, may delay the timing of our revenue recognition and affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These large and complex customer contracts generally require significant implementation work, product customization and modification resulting in the recognition of revenue over the period of project completion, which normally spans several quarters. Additionally, certain of our products and services are sold on a hosted basis, which can involve contractually defined service periods. In such cases, revenue is typically recorded over the expected life of the arrangement, rather than at the outset of the arrangement, thus lengthening the period of revenue recognition. Delays in revenue recognition on these contracts could affect our operating results, financial condition and the market price of our common stock.

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

Our products could be subject to future legal or regulatory actions, which could have a material adverse effect on our operating results

Our software products and hosted services offerings facilitate the transmission of business documents and information including, in some cases, confidential financial data related to payments, invoices and cash management. Our web-based software products, and certain of our hosted services offerings, transmit this data electronically. While we believe that all of our product and service offerings comply with current regulatory and security requirements, there can be no assurance that future legal or regulatory actions will not impact our product and service offerings. To the extent that regulatory or legal developments mandate a change in any of our products or services, or alter the demand for or the competitive environment of our products and services, we might not be able to respond to such requirements in a timely or successful manner. If this were to occur, our business, operating results and financial condition could be materially adversely affected.

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

We could incur substantial costs resulting from warranty claims or product liability claims

Our software license agreements typically contain provisions that afford customers a degree of warranty protection in the event that our software fails to conform to its written specifications. These agreements typically contain provisions intended to limit the nature and extent of our risk of warranty and product liability claims. There is a risk, however, that a court might interpret these terms in a limited way or could hold part or all of these terms to be unenforceable. Furthermore, some of our licenses with our customers are governed by non-U.S. law, and there is a risk that foreign law might provide us less or different protection. While we maintain general liability insurance, including coverage for errors and omissions, we cannot be sure that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims. Although we have not experienced any material warranty or product liability claims to date, a warranty or product liability claim, whether or not meritorious, could result in substantial costs and a diversion of management’s attention and our resources, which could have an adverse effect on our business, operating results and financial condition.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our exposure to financial risk, including changes in interest rates, relates primarily to cash and cash equivalents. These investments bear interest at a variable interest rate, which is subject to market changes. We have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. We have not had any derivative instruments in the past and do not presently plan to in the future. Our investment portfolio consists of demand deposit accounts, money market mutual funds and high quality debt securities. Due to the short-term average maturity of the investment portfolio, a sudden sharp change in interest rates would not have a material adverse effect on the value of the portfolio. Based on our investment portfolio and interest rates, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $259,000, $258,000 and $250,000 for the fiscal years ended 2002, 2003 and 2004, respectively, in our results from operations and cash flows.

Foreign currency exchange rate risk

We have operations located in the United Kingdom, where the functional currency is British Pound Sterling (the Pound). Also, since the acquisition of Createform on September 18, 2003, we have had operations located in Australia where the functional currency is Australian Dollar. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future.

Foreign currency translation risk

Based on the current level of our Australian operations, our financial results would likely not be significantly affected if the Australian Dollar experiences significant fluctuations over a short period of time. However, our operations could be significantly affected if the Pound experiences significant fluctuations over a short period of time. A 10% increase or decrease in the average exchange rate between the Pound and the US dollar would result in an increase or decrease to revenue of approximately $2,852,000 for fiscal 2002, $3,030,000 for fiscal 2003 and $3,488,000 for fiscal 2004. A 10% increase or decrease in the average exchange rate between the Pound and the US dollar would result in an increase or decrease to net loss of approximately $2,377,000 for fiscal 2002, $2,251,000 for fiscal 2003, and $337,000 for fiscal 2004.

Foreign currency transaction risk

Foreign currency transaction gains and losses are generally not significant and our financial results would likely not be significantly affected in the event of a 10% increase or decrease in the average exchange rates between the US dollar, the Pound, or the Australian dollar.

Item 8. Financial Statements and Supplementary Data.

This Annual Report on Form 10-K for the year ended June 30, 2004 does not include the audit report or consent of E&Y, our auditors, with respect to our financial statements contained herein for the reasons outlined in our filing on Form 12b-25 made with the Securities and Exchange Commission on September 13, 2004, and therefore, this Annual Report on Form 10-K is incomplete until the time as such audit report and consent of E&Y are included in an amendment to this annual report on Form 10-K/A. In addition, the certifications required under Rules 13a-14 and 15d-14 and under 18 U.S.C. Section 1350 must be completed in any such amendment. If this annual report on Form 10-K is not amended or completed by September 28, 2004, we will not be current in our filings with the Securities and Exchange Commission.

Index to Unaudited Financial Statements, Unaudited Financial Statements and Supplementary Data appear on pages 35 to 57 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

See “Executive Officers and Other Key Employees of the Registrant” in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2004. The information required by this item is incorporated herein by reference to the information contained under the captions “Proposal I—Election of Class III Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted in the “Corporate Governance” section of our website, www.bottomline.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the information contained under the captions “Employment and Other Agreements” and “Certain Relationships and Related Transactions” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed by this item is incorporated herein by reference to the information contained under the caption “Principal Accountant Fees and Services” of the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Unaudited Financial Statements, Unaudited Financial Statement Schedule and Exhibits

		Page
(1)	Unaudited Financial Statements—see “Index to Unaudited Financial Statements”	35

(2)	Unaudited Financial Statement Schedule for the Years Ended June 30, 2002, 2003 and 2004: Schedule II (Unaudited)—Valuation and Qualifying Accounts	34

	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)	Exhibits:

	Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index, which is incorporated herein by reference.	59

(b) Reports on Form 8-K

      None

SCHEDULE II (UNAUDITED)—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS

Years Ended June 30, 2002, 2003 and 2004

Year Ended	Balance at Beginning of Year	Additions			Deductions(2)	Balance at End of Year
		(Charged to Costs and Expenses)	Acquisitions(1)	Recoveries
	(in thousands)
June 30, 2002	$1,730	466	—	—	515	$1,681
June 30, 2003	$1,681	76	—	—	75	$1,682
June 30, 2004	$1,682	106	86	1	110	$1,765

(1)	Acquisitions represent the allowance for doubtful accounts balances assumed by Bottomline in connection with the purchase of Createform.
(2)	Deductions are principally write-offs

BOTTOMLINE TECHNOLOGIES (de), INC.

This Annual Report on Form 10-K for the year ended June 30, 2004 does not include the audit report or consent of E&Y, our auditors, with respect to our financial statements contained herein for the reasons outlined in our filing on Form 12b-25 made with the Securities and Exchange Commission on September 13, 2004, and therefore, this Annual Report on Form 10-K is incomplete until the time as such audit report and consent of E&Y are included in an amendment to this annual report on Form 10-K/A. In addition, the certifications required under Rules 13a-14 and 15d-14 and under 18 U.S.C. Section 1350 must be completed in any such amendment. If this annual report on Form 10-K is not amended or completed by September 28, 2004, we will not be current in our filings with the Securities and Exchange Commission.

BOTTOMLINE TECHNOLOGIES (de), INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,802	$20,724
Marketable securities	—	4,291
Accounts receivable, net of allowances for doubtful accounts and returns of $1,682 at June 30, 2003 and $1,765 at June 30, 2004	13,281	18,530
Inventory, net	1,036	1,124
Prepaid expenses and other current assets	3,112	3,409

Total current assets	43,231	48,078
Property, plant and equipment, net	6,447	6,468
Customer related intangible assets, net	2,267	5,993
Core technology intangible assets, net	2,563	2,465
Goodwill	17,830	26,228
Other assets	1,024	835

Total assets	$73,362	$90,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,712	$5,327
Accrued expenses	6,005	7,901
Deferred revenue and deposits	13,697	17,586
Current portion of long-term debt	253	—

Total current liabilities	25,667	30,814
Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—16,501 at June 30, 2003, and 18,173 at June 30, 2004; outstanding shares—15,961 at June 30, 2003, and 17,656 at June 30, 2004	17	18
Additional paid-in-capital	164,809	177,205
Deferred compensation	(78)	(14)
Accumulated other comprehensive income	1,628	3,026
Treasury stock: 540 shares at June 30, 2003, and 517 shares at June 30, 2004, at cost	(4,250)	(4,133)
Accumulated deficit	(114,431)	(116,849)

Total stockholders’ equity	47,695	59,253

Total liabilities and stockholders’ equity	$73,362	$90,067

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2002	2003	2004
	(in thousands, except per share data)
Revenues:
Software licenses	$16,023	$13,021	$14,366
Service and maintenance	38,169	40,865	51,364
Equipment and supplies	19,794	17,379	16,402

Total revenues	73,986	71,265	82,132
Cost of revenues:
Software licenses	1,455	1,936	1,678
Service and maintenance	18,506	20,358	21,456
Equipment and supplies	14,457	13,615	13,312

Total cost of revenues	34,418	35,909	36,446

Gross profit	39,568	35,356	45,686
Operating expenses:
Sales and marketing	19,504	18,372	21,062
Product development and engineering:
Product development and engineering	13,795	10,836	10,171
In-process research and development	—	—	842
Stock compensation expense	411	71	41
General and administrative	11,016	11,088	11,830
Amortization of intangible assets	33,634	8,830	4,277

Total operating expenses	78,360	49,197	48,223

Loss from operations	(38,792)	(13,841)	(2,537)
Interest income	369	272	199
Interest expense	(19)	(28)	(14)
Other, net	(287)	(433)	103

Other income (expense), net	63	(189)	288

Loss before provision for income taxes and cumulative effect of accounting change	(38,729)	(14,030)	(2,249)
Provision for income taxes	60	60	169

Loss before cumulative effect of accounting change	(38,789)	(14,090)	(2,418)
Cumulative effect of accounting change	—	(13,764)	—

Net loss	$(38,789)	$(27,854)	$(2,418)

Basic and diluted loss per common share before cumulative effect of accounting change	$(2.63)	$(0.90)	$(0.15)
Cumulative effect of accounting change	—	(0.88)	—

Basic and diluted net loss per common share	$(2.63)	$(1.78)	$(0.15)

Shares used in computing basic and diluted net loss per share	14,725	15,667	16,514

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

	Year ended June 30, 2002, 2003 and 2004
	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balances at June 30, 2001	13,774	$14			$144,709	$(902)	$(3,069)	$(47,788)	$92,964
Repurchase of common stock to be held in treasury	—	—	530	$(4,057)	—	—	—	—	(4,057)
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	115	—	(149)	619	441	—	—	—	1,060
Receipt of common stock in connection with customer payment	—	—	124	(1,100)	—	—	—	—	(1,100)
Issuance of common stock and warrants in connection with property lease	100	—	—	—	750	—	—	—	750
Proceeds from sale of common stock	2,100	2	—	—	17,244	—	—	—	17,246
Tax benefit associated with non qualified stock option exercises	—	—	—	—	895	—	—	—	895
Amortization of deferred stock compensation	—	—	—	—	(17)	428	—	—	411
Net loss								(38,789)	(38,789)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(6)	—	(6)
Foreign currency translation adjustment	—	—	—	—	—	—	3,257	—	3,257

Comprehensive loss									(35,538)

Balances at June 30, 2002	16,089	$16	505	$(4,538)	$164,022	$(474)	$182	$(86,577)	$72,631
Repurchase of common stock to be held in treasury	—	—	201	(1,075)	—	—	—	—	(1,075)
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	142	—	(166)	1,363	(230)	—	—	—	1,133
Proceeds from sale of common stock	270	1	—	—	1,465	—	—	—	1,466
Tax benefit associated with non qualified stock option exercises	—	—	—	—	(123)	—	—	—	(123)
Amortization of deferred stock compensation	—	—	—	—	(325)	396	—	—	71
Net loss								(27,854)	(27,854)
Foreign currency translation adjustment	—	—	—	—	—	—	1,446	—	1,446

Comprehensive loss									(26,408)

Balances at June 30, 2003	16,501	$17	540	$(4,250)	$164,809	$(78)	$1,628	$(114,431)	$47,695
Repurchase of common stock to be held in treasury	—	—	49	(367)	—	—	—	—	(367)
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	510	—	(110)	864	2,146	—	—	—	3,010
Issuance of common stock in connection with acquisitions	1,162	1	38	(380)	10,273	—	—	—	9,894
Amortization of deferred stock compensation	—	—	—	—	(23)	64	—	—	41
Net loss								(2,418)	(2,418)
Foreign currency translation adjustment	—	—	—	—	—	—	1,398	—	1,398

Comprehensive income									1,020

Balances at June 30, 2004	18,173	$18	517	$(4,133)	$177,205	$(14)	$3,026	$(116,849)	$59,253

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2002	2003	2004
	(in thousands)
Operating activities
Net loss	$(38,789)	$(27,854)	$(2,418)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	13,764	—
Amortization of intangible assets	33,634	8,830	4,277
Depreciation and amortization of property, plant and equipment	3,035	2,523	2,253
In-process research and development	—	—	842
Deferred income tax expense	—	—	31
Provision for allowances on accounts receivable	466	76	106
Provision for allowances for obsolescence of inventory	242	—	15
Deferred compensation expense	411	71	41
Common stock accepted as payment from customer	(811)	—	—
Gain on foreign exchange	(105)	(204)	(174)
Changes in operating assets and liabilities:
Accounts receivable	3,690	2,479	(3,098)
Inventory, prepaid expenses and other current assets and other assets	164	671	268
Refundable income taxes	2,520	—	—
Accounts payable, accrued expenses and deferred revenue and deposits	134	215	(360)

Net cash provided by operating activities	4,591	571	1,783
Investing activities
Purchases of marketable securities	(2,248)	—	(6,298)
Proceeds from sales and maturities of marketable securities	2,248	—	2,010
Purchases of property and equipment, net	(3,707)	(1,840)	(1,752)
Acquisition of businesses and assets, net of cash acquired	(1,483)	(298)	(3,201)

Net cash used in investing activities	(5,190)	(2,138)	(9,241)
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	1,060	1,133	3,010
Payment of certain liabilities assumed upon acquisition	(772)	—	(331)
Payment of principal on long term debt	(253)	(253)	(253)
Payment of bank financing fees	(25)	(25)	(25)
Repurchase of common stock	(4,057)	(1,075)	(367)
Proceeds from sale of common stock, net	17,246	1,466	—

Net cash provided by financing activities	13,199	1,246	2,034
Effect of exchange rate changes on cash	84	192	346

Increase (decrease) in cash and cash equivalents	12,684	(129)	(5,078)
Cash and cash equivalents at beginning of year	13,247	25,931	25,802

Cash and cash equivalents at end of year	$25,931	$25,802	$20,724

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$36	$36	$17
Income taxes	$123	$49	$135
Non-cash investing and financing activities:
Issuance of common stock and warrants in connection with property lease	$750	—	—
Issuance of common stock in connection with acquisitions	—	—	$10,284

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2002, 2003 and 2004

1. Organization and Nature of Business

Bottomline Technologies (de), Inc. (the Company) is a Delaware corporation that markets and provides a comprehensive set of solutions for financial business process management (fBPM). The Company’s fBPM products and services enable businesses and financial institutions to more effectively make and collect payments, send and receive invoices and conduct electronic banking. The Company’s products also allow customers to leverage the Internet in automating existing systems, accounting applications and banking functions. The Company’s products and services are sold to customers operating in many different industries throughout the world, but principally in the US, UK and Australia.

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

Foreign Currency Translation

The Company has three non-U.S. subsidiaries, Bottomline Europe, whose functional currency is the British Pound Sterling, and CLS Research Pty Ltd and Create!form International Pty Ltd (collectively “Createform Australia”), whose functional currency is the Australian Dollar. Accordingly, assets and liabilities of Bottomline Europe and Createform Australia are translated into U.S. dollars at year-end exchange rates, and results of operations and cash flows are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translations are included as a component of accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses are included in results of operations as incurred, and are not significant to the Company’s operating results.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of ninety days or less to be cash equivalents. The carrying value of these instruments approximates their fair value.

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have determinable fair values. All marketable securities must be classified as one of the following: held to maturity, available-for-sale, or trading. The Company has classified its marketable securities as held to maturity and, as such, carries them at amortized cost that approximates fair value due to the short-term nature (maturity dates of less than one year) of these instruments. At June 30, 2004 the marketable securities balance was approximately $4.3 million and consisted entirely of debt securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company had approximately $25.0 million of cash and marketable securities invested primarily with four financial institutions at June 30, 2004. From time to time the Company may invest its excess cash and cash equivalents in high quality marketable securities. Concentration of credit risk with respect to any marketable securities is generally limited as the Company’s marketable securities are primarily negotiable debt obligations issued by the US government and its agencies and investment-grade corporate bonds with high-quality credit financial institutions.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s accounts receivable are reported in its consolidated balance sheet net of allowances for uncollectible accounts and customer returns. Concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising the Company’s customer base. At June 30, 2003 and 2004, there were no individual customers that accounted for greater than 10% of the Company’s accounts receivable. On-going credit evaluations of customers’ financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses based on customer specific situations as well as historic experience and such losses, in the aggregate, have not exceeded management’s expectations.

Financial Instruments

The fair value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, and accounts payable are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at June 30, 2003 and 2004, respectively, due to the short-term nature of these instruments.

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

Specifically identifiable intangible assets, which consist of acquired core technology and customer related intangible assets are reported at cost, net of accumulated amortization. These intangible assets are being amortized over their estimated useful lives, which range from one to ten years, at amortization rates that are proportional to each asset’s estimated economic benefit to the Company. The carrying value of these intangible assets is reviewed annually by the Company, or more frequently when indicators of impairment are present, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $583,000, $497,000 and $1,055,000 for the years ended June 30, 2002, 2003 and 2004, respectively.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Costs

The Company expenses all shipping, handling and delivery costs in the period incurred as a component of equipment and supplies cost of revenues.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No 148, “Accounting for Stock-Based Compensation-Transition and Disclosure on Amendment to FASB Statement No. 123” (SFAS 148) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (APB 25). Under APB 25 and the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant or, in the case of the Company’s employee stock purchase plans since the plans are non-compensatory, no compensation expense is recognized.

The following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 148 to its stock based employee compensation awards, and recognized expense over the applicable award vesting period:

	Year Ended June 30,
	2002	2003	2004
	(in thousands, except per share amounts)
Net loss, as reported	$(38,789)	$(27,854)	$(2,418)
Add: Stock-based employee compensation expense included in reported net loss	411	71	41
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,039)	(8,534)	(7,163)

Pro-forma net loss	$(49,417)	$(36,317)	$(9,540)

Basic and diluted net loss per share, as reported	$(2.63)	$(1.78)	$(0.15)

Pro-forma basic and diluted net loss per share	$(3.36)	$(2.32)	$(0.58)

The Company’s assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under the Company’s stock option and stock purchase plans, is included in Note 9.

Capitalized Software Costs

Capitalization of software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” begins upon the establishment of technological feasibility. In the development of our products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. For the years ended June 30, 2002, 2003 and 2004, there were no costs capitalized since all costs were incurred prior to attaining technological feasibility.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For multiple element arrangements, which qualify for separate element accounting treatment, revenue is recognized for each element when each of the four basic criteria is met. Revenue for PCS under software maintenance agreements is recognized ratably over the term of the agreement, which is generally one year. For software arrangements involving multiple elements, which qualify for separate element treatment, revenue is allocated to each element based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. For multiple element revenue arrangements for which the Company does not have vendor specific evidence of fair value for the software license but does have vendor specific evidence of fair value for all of the other elements in the arrangement, revenues are allocated to each element according to the residual method. Under the residual method, revenue equal to the fair value of each undelivered element is deferred, and recognized upon delivery of that element. Any “residual” arrangement fee is then allocated to the software license.

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

For arrangements not involving a software license fee, such as certain of our transactional service offerings or equipment and supplies only sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (SAB 104), “Revision of Topic 13-Revenue Recognition” which supersedes SAB 101, “Revenue Recognition in Financial Statements” and summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Under SAB 104, revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectibility is reasonably assured. SAB 104 also requires that up-front fees, even if non-refundable, that do not represent the completion of a separate earnings process be deferred and recognized as revenue over the period of performance. The Company does charge up-front fees, generally related to installation and integration services, in connection with certain of its hosted services offerings. Accordingly, these fees are deferred and recognized as revenue ratably over the estimated customer relationship period, which is generally not more than four years.

Customer Returns

The sales value of customer returns are estimated and accrued for based upon return authorizations issued and past history. Actual returns, in the aggregate, have been consistent with management’s expectations.

Earnings per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (SFAS 128). SFAS 128 requires the calculation and presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes any dilutive effects of warrants, stock options or other type of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities calculated using the treasury stock method. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

401(k) and Pension Plans

The Company has a 401(k) Profit Sharing Plan (the Plan), whereby eligible US employees may contribute up to 20% of their compensation, subject to limitations established by the Internal Revenue Code. The Company may contribute a discretionary matching

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contribution annually equal to 50% of each such participant’s deferred compensation up to 5% of their annual compensation. The Company charged $397,000, $363,000 and $323,000 to expense in the fiscal years ended 2002, 2003 and 2004, respectively, under the Plan.

The Company has a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by the Inland Revenue. The Company contributes 1.5% of the employee’s annual compensation for those employees who make personal contributions of at least 1% of their annual earnings. The Company charged $219,000, $286,000 and $404,000 to expense in the fiscal years ended 2002, 2003 and 2004, respectively, under the GPPP.

The Company is required by Australian government regulation to pay a certain percentage, currently 9%, of gross payroll to a compliant Superannuation Fund for the benefit of its Australian employees. The Company charged $115,000 to expense for the fiscal year ended June 30, 2004, reflecting the contribution to the Superannuation Fund. Prior to fiscal year 2004, the Company did not have operations in Australia.

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The guidance of EITF 00-21 is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 (fiscal 2004 for the Company) and companies are permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle. The adoption of EITF 00-21 on July 1, 2003 did not have a material impact on our consolidated financial statements.

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

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and requires new disclosures related to guarantees. The initial recognition and measurement provisions of FIN 45 were effective for guarantees issued or modified after December 31, 2002. Additionally, new disclosure requirements applicable to all guarantees subject to the scope of FIN 45, including guarantees that arose prior to December 31, 2002, are effective for financial statements issued for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements, however, the Company has modified its disclosures in its consolidated financial statements as required by the pronouncement.

Effective January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 provides for alternative methods of voluntary transition to the fair value based method of accounting for stock-based employee compensation, and it requires more prominent disclosures, in both interim and annual financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS 148 is effective for interim periods beginning after December 15, 2002, and for annual periods ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company’s consolidated financial statements since the Company elected to continue to account for its stock based compensation using the intrinsic value method prescribed in APB 25. However, the Company has modified its disclosures in its consolidated financial statements as required by the pronouncement.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, and in December 2003, the FASB issued a revised Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, (collectively FIN 46), both of which address consolidation of variable interest entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Previously, entities were generally consolidated by an enterprise only when it had a controlling financial interest through ownership of a majority of the voting interests in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires an issuer to classify specified financial instruments with characteristics of both liabilities and equity as liabilities that were previously classified either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB”) 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21,”Accounting for Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The adoption of SAB 104 during fiscal 2004 did not have a material impact on the Company’s consolidated financial statements.

In March 2004, the Emerging Issues Task Force reached consensus on EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which sets forth a basic model to evaluate whether investments within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are other-than temporarily impaired. The guidance of EITF 03-1 will be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004 (fiscal 2005 for the Company). The Company does not expect the adoption of EITF 03-1 to have a material impact on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Product and Business Acquisitions

A summary of acquisitions completed in each of the last three fiscal years is as follows:

eVelocity Corporation

In May 2002, the Company acquired substantially all of the assets and assumed certain liabilities of eVelocity Corporation (“eVelocity”). eVelocity provided an electronic billing service for corporate legal departments, enabling them to receive and process invoices from outside law firms. The consideration for the acquisition was approximately $3,100,000, consisting of approximately $1,355,000 in cash, $1,573,000 in liabilities assumed and payment of transaction costs. As a result of the acquisition, the Company recorded intangible assets of $2,785,000, consisting of $1,142,000 of core technology, $1,007,000 of customer contracts and $636,000 of goodwill. The finite lived intangible assets, core technology and customer contracts, are being amortized over their estimated useful lives of five and ten years, respectively. Since eVelocity had only limited operations prior to the acquisition, pro forma information has not been included.

A1 Group of Companies (The) Limited

In May 2003, Bottomline Europe acquired certain assets and assumed certain liabilities of the A1 Group of Companies (The) Limited (“A1”). A1 provides electronic funds transfer software and payment managed services to the UK market. The initial purchase consideration, as measured at exchange rates in effect at the date of acquisition, was approximately $504,000. In addition to the initial purchase consideration, contingent consideration of $125,000, based on exchange rates in effect when paid in December 2003, was paid to A1 shareholders. The value of the contingent consideration was recorded as a component of the acquired customer related intangible assets. The total purchase price consisted of $427,000 in cash, $151,000 in liabilities assumed and $51,000 in transaction

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs. As a result of the acquisition, the Company recorded intangible assets, including the impact of contingent consideration, of approximately $626,000, consisting of $536,000 of customer related intangible assets and $90,000 of core technology, which are being amortized over three, two and a half and three years, respectively.

Create!form International, Inc.

In September 2003, the Company acquired all of the outstanding stock of Create!form International, Inc. (Createform). Createform’s products are complementary to the Company’s existing product offerings and the acquisition expanded the Company’s global reach through Createform’s operating subsidiaries in the United States, Australia and the United Kingdom. Createform results have been included in the Company’s results from the date of acquisition forward. The initial purchase consideration for Createform was approximately $7,900,000, consisting of approximately $2,800,000 in cash, 563,151 shares of the Company’s common stock with a value of approximately $4,800,000 and transaction costs. In addition to the initial purchase consideration, contingent consideration of 298,630 shares of the Company’s common stock with a value of approximately $3,165,000 is due to the selling shareholders of Createform as of June 2004, based on certain Createform operating results achieved during fiscal year 2004. The value of the contingent consideration was recorded as a component of goodwill at June 30, 2004. As a result of the acquisition, the Company recorded intangible assets of approximately $12,226,000, consisting of $1,595,000 of core technology, $4,403,000 of customer related intangible assets, and $6,229,000 of goodwill. The finite lived intangible assets, core technology and customer related intangible assets are being amortized over their estimated useful lives of five and ten years, respectively. However, since the amortization rate of the finite lived intangible assets occurs in proportion to their estimated contribution of economic benefit to the Company, approximately 85% of the value assigned to the core technology and customer related intangible assets will be amortized within three and five years, respectively.

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

Australian Tax Claim

During the fourth quarter of fiscal year 2004, the Company was contacted by the Australian Tax Office (ATO) and advised of a potential tax assessment to CLS Research Party Ltd., one of Createform’s Australian subsidiaries, which arose from the operations of Createform prior to its acquisition by the Company. On June 17, 2004, the shareholder representatives of Createform agreed with the settlement proposed by the ATO, which resulted in a tax liability to the Company of approximately $292,000 (based on foreign exchange rates in effect at June 17, 2004, the date of the settlement). As a result of this assessment the Company, with the concurrence of the shareholder representatives of Createform, submitted a claim against a share escrow account as a result of this tax liability. The share escrow was one of two escrow accounts established pursuant to the Agreement and Plan of Merger dated September 18, 2003, to support the indemnification of the Createform selling stockholders with respect to breaches of representations, warranties and covenants of Createform and the Createform selling shareholders in the merger agreement. As a result of the escrow claim, the Company recovered 38,055 shares of its common stock, originally issued as part of the initial purchase consideration of Createform.

Albion Business Machines Ltd (ABM)

In May 2004, Bottomline Europe acquired certain assets and assumed certain liabilities of Albion Business Machines Ltd. (ABM), a software company whose products allow customers to make electronic payments through the BACSTEL IP format in the UK. The ABM acquisition is expected to increase the Company’s customer base and broaden its existing BACSTEL IP product offerings in the UK. The initial purchase consideration was approximately $2,740,000 based on exchange rates in effect at the date of the acquisition. The total purchase price consisted of 300,000 shares of our common stock with a value of approximately $2,319,000, cash of $303,000 and transaction costs. In addition to the initial purchase consideration, contingent consideration of approximately $245,000 in cash (based on the exchange rate at September 7, 2004) will be paid to the ABM shareholders in September 2004, after the conclusion of a detailed review and evaluation of ABM’s customer lists and customer contracts acquired. The value of the additional

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration will be recorded as a component of goodwill upon issuance. As a result of the acquisition, the Company recorded, excluding the impact of contingent consideration, intangible assets of approximately $3,071,000, consisting of $1,505,000 of customer related intangible assets, $268,000 of core technology and $1,298,000 of goodwill. The finite lived intangible assets, customer related intangible assets and core technology are being amortized over their estimated useful lives of five years. Also, in connection with the acquisition of ABM, the Company recorded an in-process research and development charge of $53,000, which represented purchased in-process research and development that had not reached technological feasibility. ABM’s operating results were included in the Company’s operating results from the acquisition date forward. Since ABM had only limited operations prior to the acquisition, pro forma information has not been included.

Unaudited Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and Createform as if the acquisition had occurred as of July 1, 2002 and 2003, after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets. The impact of the charge for acquired in-process research and development, and certain other acquisition related costs, have been excluded from the pro forma amounts. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Createform been a single entity during these periods.

	Pro Forma June 30,
	2003	2004
	(unaudited)
	(in thousands)
Revenues	$80,730	$83,597
Loss before cumulative effect of accounting change	$(16,597)	$(2,872)
Loss before cumulative effect of accounting change, per basic and diluted share	$(1.02)	$(0.17)
Net loss	$(30,361)	$(2,872)
Net loss per basic and diluted share	$(1.87)	$(0.17)

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,
	2003	2004
	(in thousands)
Land	$313	$343
Buildings and improvements	3,457	3,608
Furniture and fixtures	1,563	1,532
Technical equipment	9,013	11,079
Software	3,065	3,172

	17,411	19,734
Less: Accumulated depreciation and amortization	10,964	13,266

	$6,447	$6,468

5. Goodwill and Other Intangible Assets

The Company adopted the provisions of SFAS 142 on July 1, 2002. The adoption of SFAS 142 required the Company to complete a transitional impairment test of its indefinite lived intangible assets within the first year of adoption. The first phase of this test, which was completed by the Company in September 2002, required a comparison of the carrying value of each of the Company’s reporting units to the reporting unit’s fair value. The fair values of the Company’s reporting units were determined based on a third party valuation obtained by the Company. To the extent that the carrying value of any reporting unit exceeded its estimated fair value, an indication of potential impairment was deemed to exist and a second phase of the transitional impairment test was required to determine the actual amount of impairment.

The Company has two reporting units, represented by its two geographic operating segments—Bottomline US and Bottomline Europe. Based on the results of the first phase of the transitional impairment test, the Company was required to perform the second

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At June 30, 2004, the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $13,385,000 and $12,843,000, respectively. At June 30, 2003, the carrying value of the Company’s goodwill in the Bottomline US and Bottomline Europe reporting units was approximately $7,156,000 and $10,674,000, respectively. The increase in goodwill since fiscal 2003 was due to the acquisitions of Createform and ABM and the impact of the foreign currency exchange rates.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization under SFAS 142:

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$14,944	$(12,479)	$2,465
Customer related	7,496	(1,503)	5,993

Total	$22,440	$(13,982)	$8,458

Unamortized intangible assets:
Goodwill			26,228

Total intangible assets			$34,686

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$12,664	$(10,101)	$2,563
Customer related	19,239	(16,972)	2,267

Total	$31,903	$(27,073)	$4,830

Unamortized intangible assets:
Goodwill			17,830

Total intangible assets			$22,660

Estimated amortization expense for each of the five subsequent fiscal years, is as follows:

In thousands
2005	$3,030
2006	2,139
2007	1,365
2008	714
2009	527

With the adoption of SFAS 142, the Company ceased amortization of goodwill and the intangible assets that were reclassified to goodwill (such as assembled workforce). The following table summarizes and reconciles the Company’s reported loss, before the cumulative effect of a change in accounting principle, for the years ended June 30, 2002, 2003 and 2004. The comparable prior period amounts have been adjusted to exclude amortization expense relating to goodwill and other intangible assets that, upon adoption of SFAS 142, are no longer amortized. This illustrates the impact that ceasing amortization of indefinite lived intangible assets would have had on the Company’s operating results for fiscal years 2002, 2003 and 2004, as if SFAS 142 had been applicable for each of these years:

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended June 30,
	2002	2003	2004
	(in thousands except per share amounts)
Loss before cumulative effect of a change in accounting principle, as originally reported	$(38,789)	$(14,090)	$(2,418)
Add back: goodwill amortization	25,492	—	—

Adjusted loss, before cumulative effect of a change in accounting principle	$(13,297)	$(14,090)	$(2,418)

Basic and diluted loss per share, before cumulative effect of a change in accounting principle, as originally reported	$(2.63)	$(0.90)	$(0.15)
Add back: goodwill amortization	1.73	—	—

Adjusted basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.90)	$(0.90)	$(0.15)

6. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2003	2004
	(in thousands)
Employee compensation and benefits	$2,680	$3,515
Sales and value added taxes	1,099	1,581
Other	2,226	2,805

	$6,005	$7,901

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

The Company also leases office space in certain other cities worldwide. All such leases expire by fiscal year 2010.

Future minimum annual rental commitments under the Company’s facilities, equipment, and vehicle leases at June 30, 2004 are as follows:

(in thousands)
2005	$2,342
2006	1,899
2007	1,877
2008	1,860
2009	1,863
2010 and thereafter	3,915

$13,756

Rent expense charged to operations for the fiscal years ended June 30, 2002, 2003 and 2004 was $2,092,000, $2,879,000, and $2,947,000 respectively. The Company subleases space in several of its offices. Sublease income recorded for the fiscal years ended June 30, 2002, 2003 and 2004 was $185,000, $300,000 and $204,000, respectively.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Notes Payable and Credit Facility

In May 2002, in connection with the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of eVelocity, the Company assumed the obligation on a promissory note issued to a third party in the principal amount of $758,600 plus accrued interest. Under the terms of the promissory note, principal plus accrued interest was due in three equal installments. The third and final principal and interest payment was made on February 15, 2004.

In September 2003, in connection with the Company’s acquisition of Createform, the Company initially was a party to an overdraft facility in the UK that provided for borrowings of up to 40,000 British Pound Sterling. Borrowings under this overdraft facility were unsecured, bore interest at the bank’s base rate plus 5% and were due on demand. There were no outstanding borrowings under this overdraft facility when it was cancelled in February 2004. Also in connection with the acquisition of Createform, the Company initially was a party to two overdraft facilities in Australia, which provided for borrowings of up to 300,000 Australian Dollars. Borrowings under these overdraft facilities were secured by substantially all of the assets of the Company’s Australian operations and bore interest at the bank’s prime rate plus 2.35%. There were no outstanding borrowings under these overdraft facilities when they were cancelled in January 2004.

In January 2004, the Company extended, through December 26, 2004, its Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $5 million and requires the Company to maintain certain financial covenants. Under the terms of the Credit Facility, the Company would be required to obtain the bank’s approval prior to the payment of any dividends on its common stock. Eligible borrowings are based on a borrowing base calculation of the Company’s eligible accounts receivable as defined in the Credit Facility. Borrowings under the Credit Facility are secured by substantially all US owned assets of the Company, bear interest at the bank’s prime rate (4.25% at June 30, 2004) plus one-half of one percent and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2004, a $2 million letter of credit had been issued to the Company’s landlord as part of a lease amendment for its corporate headquarters. There were no outstanding borrowings under the Credit Facility at June 30, 2004.

In January 2004, the Company’s subsidiary, Bottomline Europe, renewed through December 30, 2004, its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (4.50% at June 30, 2004) plus 2% and are due on the expiration date of the Overdraft Facility. As disclosed in Note 14, Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility. There were no outstanding borrowings under the Overdraft Facility at June 30, 2004.

At June 30, 2004, a $50,000 Australian (approximately $35,000 US dollars based on the exchange rate in effect at June 30, 2004) letter of credit had been issued by the Company’s subsidiary CLS Research Pty Ltd. to its landlord as part of its office lease in Melbourne, Australia.

9. Stockholders’ Equity

Common Stock and Common Stock Warrants

In June 2000, the Company issued 307,882 shares of common stock to a customer for aggregate consideration of $9,951,000, net of expenses. The Company also issued a warrant to this customer for the purchase of 307,882 shares of common stock at an exercise price of $38.00 per share. The warrant was fully vested and exercisable upon issuance, and expired unexercised in June 2003. In March 2002, the Company accepted as payment, for an existing customer contract, 124,200 of these shares of common stock. The shares accepted by the Company were recorded as a component of treasury stock upon receipt.

In October 2001, in connection with a lease amendment for its corporate headquarters, the Company issued its landlord 100,000 shares of common stock and a warrant, valued using the Black-Scholes method, to purchase an additional 100,000 shares of common stock at an exercise price of $4.25 per share. The warrant, which expires in October 2004, was fully vested and exercisable upon issuance and at June 30, 2004, had not been exercised. The fair value of the common stock and warrant issued of $750,000, was capitalized and is being amortized as rent expense over the initial term of the lease.

In January 2002, the Company entered into a stock purchase agreement with entities affiliated with General Atlantic Partners, LLC (“General Atlantic”), a global private equity investment firm, whereby the Company issued 2.1 million shares of common stock at $8.25 per share, generating gross proceeds of approximately $17.3 million to the Company.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2003, the Company entered into a stock purchase agreement with General Atlantic, whereby the Company issued 270,000 shares of common stock at $5.54 per share, generating gross proceeds of approximately $1.5 million to the Company.

The Company has 7,846,000 common shares reserved for future issuance with respect to stock options, the Company’s employee stock purchase plan and warrants.

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

2000 Employee Stock Purchase Plan

On November 16, 2000, the Company adopted the 2000 Employee Stock Purchase Plan (2000 Stock Purchase Plan), which provides for the issuance of up to a total of 750,000 shares of common stock to participating employees. Eligible employees may contribute between 1% and 10% of their base pay to the 2000 Stock Purchase Plan. At the end of a designated offering period, employees purchase shares of the Company’s common stock with their contributions at an amount equal to 85% of the lower of the fair market value of the common stock on the first day of each 24-month offering period or the last day of the applicable six-month purchase period.

The assumptions made for purposes of the options issued under the employee stock purchase plan, based on the Black-Scholes method of valuation, are as follows:

	2002	2003	2004
Dividend yield	0%	0%	0%
Expected life of options (years)	2	2	2
Risk-free interest rate	2.35-3.10%	1.38-1.60%	1.19-2.48%
Volatility	131%	120-125%	112-117%

During the fiscal years ended June 30, 2002, 2003, and 2004, the Company issued 181,000, 166,000 and 110,000 shares of common stock under the 2000 Stock Purchase Plan. The estimated weighted average fair value at the date of grant for options granted under the 2000 Stock Purchase Plan during fiscal years 2002, 2003 and 2004 was $4.93, $4.91, and $6.70 per option, respectively.

Stock Incentive Plans

1989 Stock Option Plan

The Company adopted the Bottomline Technologies, Inc. Stock Option Plan, as amended, (the Plan) on August 1, 1989, which provides for the issuance of incentive stock options and non-statutory stock options. The Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for options granted under the Plan is principally over three years from the date of the grant. The Company reserved 1,440,000 shares of its common stock for issuance under the Plan. Incentive stock options may be granted to employees at a price of no less than 100% of the fair market value of the common stock at the date of grant. Options expire a maximum of ten years from the date of grant. At June 30, 2004, options for the purchase of 45,000 shares of common stock of the Company were outstanding under this plan. The Company no longer issues options under this plan.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1997 Stock Incentive Plan

On August 21, 1997, the Company adopted the 1997 Stock Incentive Plan (the 1997 Plan), which provides for the issuance of stock options and non-statutory stock options. The 1997 Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for options granted under the 1997 Plan is principally over four years from the date of the grant. The Company reserved 2,700,000 shares of its common stock for issuance under the 1997 Plan to employees at a price of no less than 100% of the fair market value of the common stock at the date of grant. Options expire a maximum of ten years from the date of grant. At June 30, 2004, options for the purchase of 1,064,993 shares of common stock of the Company were outstanding under this plan. The Company no longer issues options under this plan. In addition, up to 800,000 shares of common stock originally reserved for issuance under the 1997 Plan, which have not been issued or which have been terminated or otherwise surrendered, are available for issuance under the 2000 Employee Stock Incentive Plan.

1998 Non-Employee Director Stock Option Plan

On November 12, 1998, the Company adopted the 1998 Non-Employee Director Stock Option Plan (the Director Plan), which provides for the issuance of non-statutory stock options. The Company has reserved up to 300,000 shares of its common stock for issuance under the Director Plan. Under the terms of the Director Plan, each non-employee director is granted an option to purchase 15,000 shares of common stock upon his or her initial election to the Board of Directors. Such options vest ratably over four years from the date of the grant. Additionally, each non-employee director is granted an option to purchase 7,500 shares of common stock at each annual meeting of stockholders following the annual meeting of the initial year of the election. Such options vest one year from the date of the grant. At June 30, 2004, options for the purchase of 202,500 shares of common stock of the Company were outstanding under this plan.

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

On the first day of each fiscal year, beginning in fiscal year 2001 and ending in fiscal year 2010, the number of shares of common stock authorized for issuance under the 2000 Plan will automatically increase, without additional Board or stockholder approvals. The number of shares authorized for issuance will increase, when added to the remaining available shares, to total an amount equal to 12% of the number of shares of common stock outstanding on the first day of the fiscal year, or such lesser number as the Board of Directors may determine prior to such increase. The annual increase can never exceed 5,000,000 shares. On July 1, 2003, 463,519 additional shares were authorized for issuance under the 2000 Plan. Stock options issued under the 2000 Plan must be issued at a price not less than 100% of the fair market value of the common stock at the date of grant. At June 30, 2004, 3,724,879 options were outstanding under this plan.

Flashpoint Employee Stock Option Plan

On August 28, 2000, the Company adopted the Flashpoint Employee Stock Option Plan (the Flashpoint Plan) as part of the acquisition of Flashpoint. Included in the acquisition was the assumption of all outstanding stock options of Flashpoint, which were issued under the Flashpoint Plan. At June 30, 2004, 25,720 options were outstanding under this plan. At June 30, 2004, there were 108,320 shares available for grant under the Flashpoint Plan. The Company does not intend to grant these options.

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions made for purposes of the options issued under the Company’s stock option plans, based on the Black Scholes method of valuation, are as follows:

	2002	2003	2004
Dividend yield	0%	0%	0%
Expected life of options (years)	4	4	4
Risk-free interest rate	3.43-4.69%	1.96-3.00%	2.38-3.54%
Volatility	131%	120-127%	109-111%

A summary of stock option plan activity is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands, except per share data)
Options outstanding at June 30, 2001	440	3,801	$14.12
Additional shares reserved	1,619	—	—
Options granted	(1,370)	1,370	7.33
Options exercised	—	(83)	4.03
Options canceled	181	(181)	17.32

Options outstanding at June 30, 2002	870	4,907	$12.27
Additional shares reserved	1,222	—	—
Options granted	(902)	902	5.40
Options exercised	—	(141)	3.53
Options canceled	882	(882)	14.49

Options outstanding at June 30, 2003	2,072	4,786	$10.82
Additional shares reserved	463	—	—
Options granted	(1,124)	1,124	9.01
Options exercised	—	(510)	4.86
Options canceled	337	(337)	13.61

Options outstanding at June 30, 2004	1,748	5,063	$10.82

The estimated weighted-average fair value of options granted during fiscal years ended June 30, 2002, 2003, and 2004 was $6.04, $4.28 and $6.81. The following table presents weighted-average price and life information about significant option groups outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands, except per share data)
$ 2.33-$ 5.40	1,171	7.56 years	$4.37	714	$3.92
$ 5.51-$ 8.19	1,460	7.37 years	7.39	771	7.60
$ 8.30-$10.00	1,034	8.98 years	9.40	115	9.90
$10.18-$14.31	755	6.18 years	12.96	729	13.05
$14.75-$31.50	366	5.48 years	23.02	361	22.98
$32.06-$59.00	277	5.58 years	39.45	264	39.69

	5,063			2,955	$12.90

At June 30, 2002 and 2003, options to purchase 2,096,000 and 2,585,000 shares of common stock were exercisable at a weighted average price of $14.02 and $13.03, respectively.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended June 30,
	2002	2003	2004
	(in thousands, except per share data)
Numerator:
Loss before cumulative effect of accounting change	$(38,789)	$(14,090)	$(2,418)
Cumulative effect of accounting change	—	(13,764)	—

Net loss	$(38,789)	$(27,854)	$(2,418)

Denominator:
Denominator for basic and diluted loss per share—weighted-average shares outstanding	14,725	15,667	16,514

Net loss per share:
Loss before cumulative effect of accounting change	$(2.63)	$(0.90)	$(0.15)
Cumulative effect of accounting change	—	(0.88)	—

Net loss per share—basic and diluted	$(2.63)	$(1.78)	$(0.15)

Options to purchase 4,907,000, 4,786,000 and 5,063,000 shares of the Company’s common stock for the years ended June 30, 2002, 2003 and 2004, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. Warrants for 832,000 shares for the fiscal year ended June 30, 2002 and 200,000 shares for each of the fiscal years ended June 30, 2003 and 2004, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

11. Operations by Industry Segments and Geographic Area

The Company is a global leader in providing fBPM solutions to companies in industries such as financial services, health care, technology, communications, education, media, manufacturing and government. As permitted by the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has one reportable segment for financial statement purposes.

Net sales, based on the point of sales, not the location of the customer are as follows:

	Year Ended June 30,
	2002	2003	2004
	(in thousands)
Sales to unaffiliated customers:
United States	$45,471	$40,965	$45,942
United Kingdom	28,515	30,300	34,883
Australia	—	—	1,307

Total sales to unaffiliated customers	$73,986	$71,265	$82,132

At June 30, 2004, long-lived assets of approximately $24,152,000 were located in the United States and $17,731,000 were located in the United Kingdom and $106,000 were located in Australia. At June 30, 2003, long-lived assets of approximately $15,700,000 were located in the United States and $14,400,000 were located in the United Kingdom.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities, and are measured by applying tax rates that are expected to be in effect when the differences reverse. At June 30, 2003 and 2004, there were no deferred tax liabilities. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2003	2004
	(in thousands)
Deferred tax assets:
Allowances	$672	$784
Various accrued expenses	879	804
Inventory	171	116
Deferred revenue	127	163
Intangible assets	18,447	15,769
Net operating loss carry forward	8,311	10,770
Property, plant and equipment	527	732
Capital loss and impairment losses on equity investments	531	544
Research and development credits	1,181	1,424

	30,846	31,106
Less: valuation allowance	(30,846)	(31,106)

Net deferred tax assets	$—	$—

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $31,106,000 valuation allowance at June 30, 2004 is necessary. The change in the valuation allowance for the current year is $260,000. Upon liquidation of the valuation allowance, approximately $977,000 will be reversed through goodwill as this amount relates to valuation allowances established in the initial purchase price allocations of certain of the Company’s prior business acquisitions.

At June 30, 2004, the Company has available US net operating loss carry-forwards of $22,771,000, which expire at various times through the year 2024. The Company also has $1,988,000 of foreign net operating loss carryforwards available with no statutory expiration date and $1,424,000 of research and development tax credits available, which expire at various points through the year 2024. Additionally, the Company has approximately $1,080,000 of tax benefit associated with non-qualified stock options that have been exercised. When realized against future period taxable income this benefit will be recorded as an increase to additional paid in capital. The operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

The provision for income taxes consists of the following:

	Year Ended June 30,
	2002	2003	2004
	(in thousands)
Current:
Federal	—	—	—
State	$60	$60	$60
Foreign	—	—	78

	60	60	138
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	31

	—	—	31

	$60	$60	$169

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income (loss) before income taxes and before the cumulative effect of the accounting change by geographic area is as follows:

	Year Ended June 30,
	2002	2003	2004
	(in thousands)
United States	$(11,802)	$(4,873)	$898
United Kingdom	(26,927)	(9,157)	(3,374)
Australia	—	—	227

	$(38,729)	$(14,030)	$(2,249)

A reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	Year Ended June 30,
	2002	2003	2004
Tax benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	0.2	0.2	2.7
Valuation allowance and deferred tax assets	22.9	24.0	31.0
Foreign income taxes	—	—	4.8
Non-deductible goodwill amortization	10.7	9.7	4.0
Non-deductible expenses	0.4	0.4	—
Other	—	(0.1)	(1.0)

	0.2%	0.2%	7.5%

13. Severance and Exit Costs

During fiscal year 2003, the Company implemented several expense reduction initiatives to better align its cost structure with existing market conditions. As part of this plan, the Company consolidated its workforce, in both the US and Europe, and closed a facility in the US. In connection with these initiatives, the Company recorded charges of approximately $1,131,000 in the fiscal year ended June 30, 2003. At June 30, 2004, no severance and facility exit costs remained accrued for payment in future periods.

14. Guarantees

The Company generally offers a standard warranty on its products and services, specifying that its software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, the Company offers, as an element of its standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs, arising from claims of patent, copyright, trademark or other similar infringements by the Company’s software products. To date, the Company has not had any significant warranty or indemnification claims against its software products and there were no accruals for product warranties or indemnification claims at June 30, 2003 or 2004.

As disclosed in Note 8, Bottomline Europe is a party to an Overdraft Facility, which provides for aggregate borrowings of up to 2.0 million British Pound Sterling. Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility and at June 30, 2004, there were no outstanding borrowings under the Overdraft Facility.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Financial Data (unaudited)

	For the quarters ended
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
	(in thousands, except per share data)
Revenues	$16,280	$17,724	$18,644	$18,617	$16,871	$21,254	$21,567	$22,440
Gross profit	7,685	8,319	9,630	9,722	9,134	11,824	12,013	12,715
(Loss) income before cumulative effect of accounting change	(5,862)	(4,205)	(2,225)	(1,798)	(2,145)	(449)	(241)	417
Basic and diluted (loss) income per share before cumulative effect of accounting change	$(0.38)	$(0.27)	$(0.14)	$(0.11)	$(0.13)	$(0.03)	$(0.01)	$0.02
Net (loss) income	$(19,626)	$(4,205)	$(2,225)	$(1,798)	$(2,145)	$(449)	$(241)	$417
Shares used in computing (loss) income per share before cumulative effect of accounting change:
Basic	15,545	15,567	15,619	15,938	16,044	16,621	16,775	17,003
Diluted	15,545	15,567	15,619	15,938	16,044	16,621	16,775	18,078

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

BOTTOMLINE TECHNOLOGIES (DE), INC.

By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan Chief Financial Officer and Treasurer

Date: September 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ DANIEL M. MCGURL Daniel M. McGurl	Chairman of the Board	September 14, 2004

/s/ JOSEPH L. MULLEN Joseph L. Mullen	Chief Executive Officer and Director (Principal Executive Officer)	September 14, 2004

/s/ KEVIN M. DONOVAN Kevin M. Donovan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 14, 2004

/s/ JOSEPH L. BARRY JR. Joseph L. Barry Jr.	Director	September 14, 2004

/s/ JOHN W. BARTER John W. Barter	Director	September 14, 2004

/s/ ROBERT A. EBERLE Robert A. Eberle	Director	September 14, 2004

/s/ WILLIAM O. GRABE William O. Grabe	Director	September 14, 2004

/s/ DIANNE GREGG Dianne Gregg	Director	September 14, 2004

/s/ JAMES L. LOOMIS James L. Loomis	Director	September 14, 2004

/s/ JAMES W. ZILINSKI James W. Zilinski	Director	September 14, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated By-Laws of the Registrant

4.1(1)	Specimen Certificate for Shares of Common Stock

10.1(1)#	1989 Stock Option Plan, as amended, including form of stock option agreement for incentive and non-statutory stock options.

10.2(1)#	Amended and Restated 1997 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options.

10.3(1)#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.

10.4(1)#	1998 Employee Stock Purchase Plan.

10.5(1)	First Amendment and Restatement of Stock Rights and Voting Agreement, as amended.

10.6(1)	Second Stock Rights Agreement, as amended.

10.7(1)	Lease dated November 28, 1994, between the Registrant and Wenberry Associates LLC.

10.8(2)	Share Purchase Agreement between the Persons named in column (A) of Schedule 1 thereto and the Registrant dated August 28, 2000.

10.9(2)	Form of Loan Note issued to the Persons named in column (A) of Schedule 1 of Share Purchase Agreement between the Persons named in column (A) of Schedule 1 thereto and the Registrant dated August 28, 2000.

10.10(2)	Stock Purchase Agreement by and among the Registrant, Flashpoint, Inc. and Eric Levine dated August 28, 2000.

10.11(3)	Common Stock Purchase Warrant for 324,000 shares of common stock, $.001 par value of the Registrant, issued to Citibank, N.A. on April 4, 2000.

10.12(3)	Common Stock Purchase Warrant for 307,882 shares of common stock, $.001 par value of the Registrant, issued to Nevada Bond Investment Corp. II on June 9, 2000.

10.13(3)	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp

10.14(3)	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.

10.15(3)	Lease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.

10.16#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel (filed herewith).

10.17(4)#	2000 Employee Stock Purchase Plan.

10.18(5)	Form of Indemnification Letter dated as of September 21, 2000.

10.19(6)	Form of Letter Agreement, dated April 26, 2001, to former stockholders of Checkpoint Holdings, Ltd. retiring promissory notes issued by Bottomline on August 28, 2000.

10.20(7)#	Letter Agreement dated as of June 1, 2001 between the Registrant and Mr. McGurl amending the Employment Agreement of Mr. McGurl dated as of December 3, 1998.

10.21(8)	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.

10.22(8)	Common Stock Purchase Warrant for 100,000 shares of common stock, $.001 par value of the Registrant, issued to 325 Corporate Drive II, LLC as of October 1, 2001.

10.23(9)*	Loan and Security Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.24(9)	Negative Pledge Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.25(9)	Committed Business Overdraft Facility dated as of December 18, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.26(9)	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.27(9)	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.28(10)	Stock Purchase Agreement, dated January 8, 2002, by and among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO Gmbh & Co. KG and the Stockholders named on Schedule I thereto.

10.29(10)	Registration Rights Agreement, dated January 15, 2002, among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO Gmbh & Co. KH.

10.30(11)	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.

10.31(11)#	Service Agreement of Mr. Fortune dated as of March 11, 1999.

10.32(12)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.

10.33(12)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.

10.34(12)	First Loan Modification Agreement dated as of December 31, 2002 between the Registrant and Silicon Valley Bank.

10.35(12)	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.

Exhibit No.	Description
10.36(13)	Stock Purchase Agreement dated March 20, 2003, by and among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. KG.

10.37(14)	Agreement and Plan of Merger, dated as of September 15, 2003, by and among Bottomline Technologies (de), Inc., Create!form Acquisition Corporation, Create!form International, Inc., the Principals (as defined therein), the Stockholder Representatives (as defined therein) and the Company Stockholders (as defined therein).

10.38(15)#	Letter Agreement between Daniel McGurl and Bottomline Technologies (de), Inc. dated August 28, 2003.

10.39(15)#	Retention Agreement between Chris Bishop and Bottomline Technologies (de), Inc. dated September 12, 2002.

10.40(16)	Second Loan Modification Agreement dated as of January 19, 2004 between the Registrant and Silicon Valley Bank.

10.41(16)	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland.

21.1	List of Subsidiaries (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith).

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith).

*	Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-67309).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2000 (File No. 000-25259).
(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000 (File No. 000-25259).
(4)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-25259) filed on October 18, 2000.
(5)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2000.
(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended March 31, 2001.
(7)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2001 (File No. 000-25259).
(8)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2001.
(9)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2001.
(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2002 (File No. 000-25259).
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002 (File No. 000-25259).
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2002.
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended March 31, 2003.
(14)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 18, 2003 (File No. 000-25259).
(15)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2003.
(16)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2003.