Form 10-K/A
period 2004-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2004-09-23
CIK 1073349

THE FOLLOWING

ITEMS WERE

THE SUBJECT

OF A FORM 12B-25 AND

ARE INCLUDED HEREIN: ITEM 8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No.1 to Annual Report on Form 10-K/A is being filed to amend our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 14, 2004 for the purpose of including the audit report and consent of Ernst & Young LLP, our auditors, with respect to our financial statements contained herein and the complete certifications required under Rules 13a-14 and 15d-14 and under 18 U.S.C. Section 1350, which were omitted from the Form 10-K.

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

Effective January 1, 2003, we adopted SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 provides for alternative methods of voluntary transition to the fair value based method of accounting for stock-based employee compensation, and it requires more prominent disclosures, in both interim and annual financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS 148 is effective for interim periods beginning after December 15, 2002, and for annual periods ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our consolidated financial statements, since we elected to continue to account for our stock based compensation using the intrinsic value method prescribed in APB 25. However, we have modified the disclosures in our consolidated financial statements as required by the pronouncement.

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

In December 2003, the SEC issued Staff Accounting Bulletin No. (“SAB”) 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The adoption of SAB 104 during fiscal 2004 did not have a material impact on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements, Financial Statements and Supplementary Data appear on pages 35 to 58 of this Annual Report on Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements—see “Index to Financial Statements”	35

(2)	Financial Statement Schedule for the Years Ended June 30, 2002, 2003 and 2004: Schedule II—Valuation and Qualifying Accounts	34

	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)	Exhibits:

	Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index, which is incorporated herein by reference.	60

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

BOTTOMLINE TECHNOLOGIES (de), INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ ERNST & YOUNG LLP

Boston, Massachusetts

July 29, 2004

BOTTOMLINE TECHNOLOGIES (de), INC.

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

Year ended June 30, 2002, 2003 and 2004

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB”) 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The adoption of SAB 104 during fiscal 2004 did not have a material impact on the Company’s consolidated financial statements.

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated weighted-average fair value of options granted during fiscal years ended June 30, 2002, 2003, and 2004 was $6.04, $4.28 and $6.81. The following table presents weighted-average price and life information about significant option groups outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands, except per share data)
$ 2.33-$ 5.40	1,171	7.56 years	$4.37	714	$3.92
$ 5.51-$ 8.19	1,460	7.37 years	7.39	771	7.60
$ 8.30-$ 10.00	1,034	8.98 years	9.40	115	9.90
$10.18-$14.31	755	6.18 years	12.96	729	13.05
$14.75-$31.50	366	5.48 years	23.02	361	22.98
$32.06-$59.00	277	5.58 years	39.45	264	39.69

	5,063			2,955	$12.90

At June 30, 2002 and 2003, options to purchase 2,096,000 and 2,585,000 shares of common stock were exercisable at a weighted average price of $14.02 and $13.03, respectively.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (DE), INC.

By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan Chief Financial Officer and Treasurer

Date: September 23, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated By-Laws of the Registrant

4.1(1)	Specimen Certificate for Shares of Common Stock

10.1(1)#	1989 Stock Option Plan, as amended, including form of stock option agreement for incentive and non-statutory stock options.

10.2(1)#	Amended and Restated 1997 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options.

10.3(1)#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.

10.4(1)#	1998 Employee Stock Purchase Plan.

10.5(1)	First Amendment and Restatement of Stock Rights and Voting Agreement, as amended.

10.6(1)	Second Stock Rights Agreement, as amended.

10.7(1)	Lease dated November 28, 1994, between the Registrant and Wenberry Associates LLC.

10.8(2)	Share Purchase Agreement between the Persons named in column (A) of Schedule 1 thereto and the Registrant dated August 28, 2000.

10.9(2)	Form of Loan Note issued to the Persons named in column (A) of Schedule 1 of Share Purchase Agreement between the Persons named in column (A) of Schedule 1 thereto and the Registrant dated August 28, 2000.

10.10(2)	Stock Purchase Agreement by and among the Registrant, Flashpoint, Inc. and Eric Levine dated August 28, 2000.

10.11(3)	Common Stock Purchase Warrant for 324,000 shares of common stock, $.001 par value of the Registrant, issued to Citibank, N.A. on April 4, 2000.

10.12(3)	Common Stock Purchase Warrant for 307,882 shares of common stock, $.001 par value of the Registrant, issued to Nevada Bond Investment Corp. II on June 9, 2000.

10.13(3)	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp

10.14(3)	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.

10.15(3)	Lease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.

10.16(4)	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.

10.17(5)#	2000 Employee Stock Purchase Plan.

10.18(6)	Form of Indemnification Letter dated as of September 21, 2000.

10.19(7)	Form of Letter Agreement, dated April 26, 2001, to former stockholders of Checkpoint Holdings, Ltd. retiring promissory notes issued by Bottomline on August 28, 2000.

10.20(8)#	Letter Agreement dated as of June 1, 2001 between the Registrant and Mr. McGurl amending the Employment Agreement of Mr. McGurl dated as of December 3, 1998.

10.21(9)	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.

10.22(9)	Common Stock Purchase Warrant for 100,000 shares of common stock, $.001 par value of the Registrant, issued to 325 Corporate Drive II, LLC as of October 1, 2001.

10.23(10)*	Loan and Security Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.24(10)	Negative Pledge Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.25(10)	Committed Business Overdraft Facility dated as of December 18, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.26(10)	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.27(10)	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.28(11)	Stock Purchase Agreement, dated January 8, 2002, by and among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO Gmbh & Co. KG and the Stockholders named on Schedule I thereto.

10.29(11)	Registration Rights Agreement, dated January 15, 2002, among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO Gmbh & Co. KH.

10.30(12)	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.

10.31(12)#	Service Agreement of Mr. Fortune dated as of March 11, 1999.

10.32(13)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.

10.33(13)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.

10.34(13)	First Loan Modification Agreement dated as of December 31, 2002 between the Registrant and Silicon Valley Bank.

10.35(13)	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.

Exhibit No.	Description
10.36(14)	Stock Purchase Agreement dated March 20, 2003, by and among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. KG.

10.37(15)	Agreement and Plan of Merger, dated as of September 15, 2003, by and among Bottomline Technologies (de), Inc., Create!form Acquisition Corporation, Create!form International, Inc., the Principals (as defined therein), the Stockholder Representatives (as defined therein) and the Company Stockholders (as defined therein).

10.38 (16)#	Letter Agreement between Daniel McGurl and Bottomline Technologies (de), Inc. dated August 28, 2003.

10.39 (16)#	Retention Agreement between Chris Bishop and Bottomline Technologies (de), Inc. dated September 12, 2002.

10.40(17)	Second Loan Modification Agreement dated as of January 19, 2004 between the Registrant and Silicon Valley Bank.

10.41(17)	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland.

21.1(4)	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1(4)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2(4)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).

31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith).

32.1(4)	Section 1350 Certification of Principal Executive Officer.

32.2(4)	Section 1350 Certification of Principal Financial Officer.

32.3	Section 1350 Certification of Principal Executive Officer (filed herewith).

32.4	Section 1350 Certification of Principal Financial Officer (filed herewith).

*	Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-67309).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2000 (File No. 000-25259).
(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000 (File No. 000-25259).
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2004 (File No. 000-25259).
(5)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-25259) filed on October 18, 2000.
(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2000.
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended March 31, 2001.
(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2001 (File No. 000-25259).
(9)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2001.
(10)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2001.
(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2002 (File No. 000-25259).
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002 (File No. 000-25259).
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2002.
(14)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended March 31, 2003.
(15)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 18, 2003 (File No. 000-25259).
(16)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2003.
(17)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2003.