Form 10-Q
period 2004-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2004-11-09
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2004 was 17,819,760.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2004	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$21,338	$20,724
Marketable securities	6,341	4,291
Accounts receivable, net of allowance for doubtful accounts and returns of $1,793 at September 30, 2004 and $1,787 at June 30, 2004	18,384	18,530
Other current assets	4,135	4,533

Total current assets	50,198	48,078
Property and equipment, net	6,260	6,468
Intangible assets, net	33,841	34,686
Other assets	807	835

Total assets	$91,106	$90,067

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,986	$5,327
Accrued expenses	7,070	7,901
Deferred revenue and deposits	18,316	17,586

Total liabilities	30,372	30,814
Stockholders’ equity:
Common stock	18	18
Additional paid-in-capital	175,282	177,205
Deferred compensation	(6)	(14)
Accumulated other comprehensive income	3,038	3,026
Treasury stock	(1,428)	(4,133)
Retained deficit	(116,170)	(116,849)

Total stockholders’ equity	60,734	59,253

Total liabilities and stockholders’ equity	$91,106	$90,067

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2004	2003
Revenues:
Software licenses	$3,662	$2,629
Service and maintenance	14,624	10,448
Equipment and supplies	3,461	3,794

Total revenues	21,747	16,871
Cost of revenues:
Software licenses	712	270
Service and maintenance	5,814	4,655
Equipment and supplies	2,644	3,019

Total cost of revenues	9,170	7,944

Gross profit	12,577	8,927
Operating expenses:
Sales and marketing	5,522	4,219
Product development and engineering:
Product development and engineering	2,275	2,106
In-process research and development	—	789
Stock compensation expense	8	13
General and administrative	3,106	2,374
Amortization of intangible assets	886	1,611

Total operating expenses	11,797	11,112

Income (loss) from operations	780	(2,185)
Other income, net	57	55

Income (loss) before provision for income taxes	837	(2,130)
Provision for income taxes	158	15

Net income (loss)	$679	$(2,145)

Basic and diluted net income (loss) per share:	$0.04	$(0.13)

Shares used in computing net income (loss) per share:
Basic	17,540	16,044

Diluted	18,314	16,044

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2004	2003
Operating activities:
Net income (loss)	$679	$(2,145)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	886	1,611
In-process research and development	—	789
Depreciation and amortization of property and equipment	604	537
Provision for allowances on accounts receivable	74	26
Stock compensation expense	8	13
Loss (gain) on foreign exchange	36	(18)
Changes in operating assets and liabilities:
Accounts receivable	65	1,862
Inventory, prepaid expenses and other current assets	360	145
Accounts payable, accrued expenses and deferred revenue and deposits	(466)	(2,403)

Net cash provided by operating activities	2,246	417
Investing activities:
Purchases and sales of marketable securities, net	(2,048)	—
Purchases of property, plant and equipment, net	(394)	(256)
Payment for business and asset acquisitions, net of cash acquired	—	(2,699)

Net cash used in investing activities	(2,442)	(2,955)
Financing activities:
Repurchase of common stock	—	(342)
Proceeds from exercise of warrants	425	—
Proceeds from employee stock purchase plan and exercise of stock options	358	422
Payment of certain liabilities assumed upon acquisition	—	(186)

Net cash provided by (used in) financing activities	783	(106)
Effect of exchange rate changes on cash and cash equivalents	27	76

Increase (decrease) in cash and cash equivalents	614	(2,568)
Cash and cash equivalents at beginning of period	20,724	25,802

Cash and cash equivalents at end of period	$21,338	$23,234

See accompanying notes.

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the fiscal year ending June 30, 2005. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission (SEC) on September 23, 2004.

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

	Three Months Ended September 30,
	2004	2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$679	$(2,145)
Add: Stock-based employee compensation expense included in reported net income loss	8	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,310)	(2,190)

Pro forma net loss	$(623)	$(4,322)

Basic and diluted net income (loss) per share, as reported:	$0.04	$(0.13)

Pro forma basic and diluted net loss per share	$(0.04)	$(0.27)

Note 3—Business Combinations

Create!form International, Inc.

In September 2003, the Company acquired all of the outstanding stock of Create!form International, Inc. (Createform). The initial purchase consideration for Createform was approximately $7,900,000, consisting of approximately $2,800,000 in cash, 563,151 shares of the Company’s common stock with a value of approximately $4,800,000 and transaction costs. In addition to the initial purchase consideration, contingent consideration of 298,630 shares of the Company’s common stock was issued to the selling shareholders of Createform in September, 2004 based on certain Createform operating results that were achieved during fiscal year 2004.

The value of the additional shares issued, approximately $3,165,000, was recorded as additional goodwill at June 30, 2004 as the contingent consideration had been earned, but not yet issued, as of that date. At June 30, 2004, the contingent consideration was valued assuming un-issued common shares would be issued to the Createform selling stockholders. At the time of share issuance, in September 2004, the shares were issued using the Company’s treasury shares. Accordingly, in September 2004, the Company reclassified the value of the treasury shares issued as a reduction to the treasury stock and additional paid-in-capital accounts.

Albion Business Machines Ltd

In May 2004, Bottomline Europe acquired certain assets and assumed certain liabilities of Albion Business Machines Ltd. (ABM). The initial purchase consideration was approximately $2,740,000 and consisted of 300,000 shares of our common stock with a value of approximately $2,319,000, cash of $303,000 and transaction costs. In addition to the initial purchase consideration, contingent consideration of approximately $247,000 in cash was paid to the ABM shareholders in September 2004, after the completion of a detailed review and evaluation of the acquired ABM customer lists and customer contracts. The value of the contingent consideration was recorded as a component of goodwill upon payment.

Note 4—Net Loss Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2004	2003
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$679	$(2,145)

Denominator – Weighted average shares outstanding used in computing income (loss) per share:
Basic	17,540	16,044

Diluted	18,314	16,044

Basic and diluted net income (loss) per share:	$0.04	$(0.13)

The effect of 2,131,513 outstanding stock options and 100,000 warrants have been excluded from the calculation of diluted net income per share for the three months ended September 30, 2004, as their effect would be anti-dilutive. The effect of 5,064,377 outstanding stock options and 200,000 warrants have been excluded from the calculation of diluted net loss per share for the three months ended September 30, 2003, as their effect would be anti-dilutive.

Note 5—Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss, net of tax, are as follows:

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Net income (loss)	$679	$(2,145)
Other comprehensive income:
Foreign currency translation adjustments	12	53

Comprehensive income (loss)	$691	$(2,092)

Note 6—Operations by Segments and Geographic Areas

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company’s operating segments are organized principally by the type of products or services offered, and to a lesser degree, by geography. In accordance with SFAS 131, the Company has aggregated similar operating segments into three reportable segments as follows:

Licensed Technology. The Company’s Licensed Technology segment is a supplier of licensed software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. It also provides an array of standard professional services and equipment and supplies that complement and enhance the core software products.

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced or hosted solutions offerings that facilitate payment processing and invoice receipt and presentment. Revenue for this segment is generally recognized on a per transaction basis or proportionately over the estimated life of the contract.

Tailored Solutions. The Tailored Solutions segment is a provider of solutions specifically designed for banking and financial institutions customers. These solutions typically involve longer implementation periods and a significant level of professional services. Due to the customized nature of these products, revenue is generally recognized on a percentage of completion basis.

Each operating segment has separate sales forces and, periodically, a sales person in one operating segment will sell products and services that are typically sold within a different operating segment. In such cases, the transaction is generally recorded by the operating segment to which the sales person is assigned. Accordingly, segment results can include the results of transactions that have been allocated to a specific segment based on the contributing sales resources, rather than the nature of the product or service. As an example, a long-term, percentage of completion contract with a financial institution could be reported under the licensed technology segment if the sales person of record is assigned to the sales force of that segment.

The Company’s chief operating decision maker assesses performance based on a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis, and excludes acquisition-related expenses such as amortization of intangible assets, charges related to acquired in-process research and development and stock compensation expense associated with stock options assumed in prior business acquisitions. There are no intersegment sales; accordingly the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to the Company’s operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended September 30,
	2004		2003
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues
Revenues:
Licensed Technology	$15,677	72.1	$11,807	70.0
Outsourced Solutions	3,661	16.8	3,290	19.5
Tailored Solutions	2,409	11.1	1,774	10.5

Total revenues	$21,747	100.0	$16,871	100.0

Segment measure of profit (loss)
Licensed Technology	$1,245		$931
Outsourced Solutions	339		(172)
Tailored Solutions	90		(531)

Total measure of segment profit	$1,674		$228

A reconciliation of the measure of segment profit to GAAP operating income (loss) before provision for income taxes is as follows:

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Segment measure of profit	$1,674	$228
Less:
Amortization of intangible assets	(886)	(1,611)
Stock compensation expense	(8)	(13)
In-process research and development	—	(789)
Other income, net	57	55

Income (loss) before provision for income taxes	$837	$(2,130)

The following depreciation expense amounts are included in the segment measure of profit (loss):

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Depreciation expense:
Licensed Technology	$337	$264
Outsourced Solutions	191	193
Tailored Solutions	76	80

Total depreciation expense	$604	$537

Geographic Information

Revenues, based on the point of sales, not the location of the customer, by geographic area were as follows:

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Revenues from unaffiliated customers:
United States	$10,746	$10,025
United Kingdom	10,661	6,787
Australia	340	59

Total revenues from unaffiliated customers	$21,747	$16,871

Long-lived assets, which are based on geographical designation, were as follows:

	September 30,	June 30,
	2004
	(in thousands)
Long-lived assets
United States	$23,190	$24,152
United Kingdom	17,566	17,731
Australia	152	106

Total long-lived assets	$40,908	$41,989

Note 7—Income Taxes

In the three month period ended September 30, 2004 the Company recorded tax expense of $158,000. The provision for income taxes consists of a small amount of US state income tax expense, which will be incurred irrespective of our net operating loss position in the US, and a provision for income taxes in Australia and the UK. The tax provision for the UK does not reflect any benefit from the anticipated utilization of net operating loss carryforwards that were acquired in the Company’s purchase of Bottomline Europe in August 2000. Since at the time of the acquisition there was uncertainty over whether these loss carryforwards would ever be utilized, a full valuation allowance was established in the initial purchase price allocation. Accordingly, as the loss carryforwards are used, a proportionate amount of the Company’s tax asset valuation allowance and goodwill is simultaneously reduced.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$14,936	$(12,827)	$2,109
Customer related	7,493	(2,032)	5,461

Total	$22,429	$(14,859)	7,570

Unamortized intangible assets:
Goodwill			26,271

Total intangible assets			$33,841

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$14,944	$(12,479)	$2,465
Customer related	7,496	(1,503)	5,993

Total	$22,440	$(13,982)	8,458

Unamortized intangible assets:
Goodwill			26,228

Total intangible assets			$34,686

Estimated amortization expense for the current fiscal year, and each of the five succeeding fiscal years, is as follows:

In thousands
2005	$3,028
2006	2,138
2007	1,365
2008	714
2009	527
2010	266

The increase in the carrying value of goodwill since June 30, 2004 is due to the issuance of the ABM contingent consideration, partially offset by a reduction in deferred tax asset valuation allowances related to deferred tax assets that had been fully reserved at the time of prior business acquisitions and a slight decrease in foreign currency exchange rates. The deferred tax valuation allowances were established in the initial purchase price allocation of prior business acquisitions and, as disclosed in our June 30, 2004 annual report, were expected to result in a reduction to goodwill upon utilization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document, and we assume no obligation to update any such forward-looking statements, even if our estimates change. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors That May Affect Future Results” and elsewhere in this Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

We provide a comprehensive set of financial business process management (fBPM) solutions. Our software products and services enable organizations to automate, manage, standardize and control transaction-based processes across the enterprise, particularly those that involve making and collecting payments, sending and receiving invoices, generating business documents and conducting electronic banking. We offer software designed to run on-site at the customer’s location as well as hosted solutions.

In the first quarter of our fiscal year 2005, we improved our operating results through a combination of revenue growth and operational efficiencies. For the first quarter of 2005, our revenue increased to $21.7 million from $16.9 million in the same quarter of last year. The revenue increase was attributable to a full quarter of revenue from Createform, organic growth and foreign exchange rate fluctuations. We derived approximately one half of our revenue through our international operations, of which the majority of was attributable to our Bottomline Europe subsidiary. We expect further revenue growth through market opportunities such as the BACSTEL IP conversion, which refers to the payments technology upgrade mandated by UK BACS (Bankers Automated Clearing Services), currently underway in the United Kingdom and the continued market adoption of our Legal eXchange product, which we are presently marketing only in the US.

We had net income of $679,000 in the three months ended September 30, 2004 compared to a net loss of $2.1 million in the three months ended September 30, 2003. This increase in net income was principally due to our Europe operations, decreases in amortization expense, and the absence of in-process research and development charges in the quarter ended September 30, 2004. The results for the three months ended September 30, 2004 include approximately $894,000 of acquisition related charges in the form of amortization of intangible assets of $886,000 and stock compensation expense of $8,000. We expect net income to be between $1.8 million and $2.5 million during the remaining nine months of the fiscal year.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

The critical accounting policies we identified in our most recent Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 related to revenue recognition, goodwill and intangible assets and valuation of acquired intangible assets. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed in our Annual Report on Form 10-K/A, as filed with the SEC on September 23, 2004.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Revenues by segment

Our three reportable segments are: Licensed Technology, Tailored Solutions and Outsourced Solutions. The following table represents our revenues by segment:

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2004 Compared to 2003
	2004		2003
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Licensed Technology	$15,677	72.1	$11,807	70.0	$3,870	32.8
Outsourced Solutions	3,661	16.8	3,290	19.5	371	11.3
Tailored Solutions	2,409	11.1	1,774	10.5	635	35.8

	$21,747	100.0	$16,871	100.0	$4,876	28.9

Licensed Technology. The revenue increase was primarily due to a full quarter contribution from Createform and to increased volume of BACSTEL-IP software sales and associated professional services in the UK. This increase was partially offset by the revenue decrease in the sales of some of our legacy payments products in the US. We expect revenue for the Licensed Technology segment to increase in absolute dollars due to the opportunities created by the continued rollout of the BACSTEL-IP standard in the UK.

Outsourced Solutions. The revenue increase was primarily due to the increase in service revenue generated from customers who utilize our Legal eXchange product in the US. We expect revenue for the Outsourced Solutions segment to increase in absolute dollars during the remainder of the fiscal year.

Tailored Solutions. The revenue increase was primarily due to the increase in professional services associated with several large projects completed in the current fiscal quarter. We expect revenue for the Tailored Solutions segment to increase in absolute dollars during the remainder of the fiscal year.

Revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2004 Compared to 2003
	2004		2003
	(in thousands)	As% of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$3,662	16.9	$2,629	15.6	$1,033	39.3
Service and maintenance	14,624	67.2	10,448	61.9	4,176	40.0
Equipment and supplies	3,461	15.9	3,794	22.5	(333)	(8.8)

Total revenues	$21,747	100.0	$16,871	100.0	$4,876	28.9

Software Licenses. The increase in software license revenues in dollars and as a percentage of revenues was due principally to the increase in BACSTEL-IP license fees in the UK, the full quarter revenue contribution from Createform and, to a lesser extent, an increase in the foreign currency exchange rate in the UK. This increase was partially offset by a decrease in license fees from some of our legacy payment products in the US. We expect that software license revenues will increase in absolute dollars and as a percentage of revenues during the remainder of the fiscal year.

Service and Maintenance. The increase in service and maintenance revenues in dollars and as a percentage of revenues was due principally to a full quarter of professional services and software maintenance revenues generated by Createform, the increase in professional service and transaction revenues generated from customers who utilize our WebSeries product in the US and in the UK and our Legal eXchange products in the US and, to a lesser extent, an increase in the foreign currency exchange rate in the UK. This increase in service and maintenance revenues was partially offset by a decrease in the professional services associated with our legacy payment products in the US as a result of declining software license fees on those products. We expect that service and maintenance revenues will increase in absolute dollars during the remainder of the fiscal year.

Equipment and Supplies. The decrease in equipment and supplies revenues in dollars and as a percentage of revenues was principally due to the de-emphasis of our sales efforts on our lower margin products and the continued migration of US and UK customers to our web-based products and solutions, which are not equipment and supplies intensive. This revenue decrease was offset in part by an increase in the foreign currency exchange rate in the UK. We expect that equipment and supplies revenues will decrease as a percentage of revenues during the remainder of the fiscal year.

Cost of revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2004 Compared to 2003
	2004		2003
	(in thousands)	As% of total Revenues	(in thousands)	As% of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$712	3.3	$270	1.6	$442	163.7
Service and maintenance	5,814	26.7	4,655	27.6	1,159	24.9
Equipment and supplies	2,644	12.2	3,019	17.9	(375)	(12.4)

Total cost of revenues	$9,170	42.2	$7,944	47.1	$1,226	15.4

Gross profit	$12,577	57.8	$8,927	52.9	$3,650	40.9

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our legacy payment products. Software license costs increased to 19% of software license revenues in the three months ended September 30, 2004 compared to 10% in the three months ended September 30, 2003. The increase in software license cost of revenues was primarily due to the cost of third party software incorporated into and sold with our banking software product in a large transaction in the UK and, to a lesser degree, an increase in software license cost of revenues associated with sales of Createform software and an increase in the foreign currency exchange rates in the UK. We expect that software license costs will decrease, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 40% of service and maintenance revenues in the three months ended September 30, 2004 compared to 45% of service and maintenance revenues in the three months ended September 30, 2003. While the cost as a percentage of revenue decreased, the cost in absolute dollars increased. The increase in service and maintenance costs was attributable to a full quarter of Createform expenses an increase in the foreign currency exchange rate in the UK and, to a lesser extent, an increase in professional services costs associated with several, large projects completed in the current fiscal quarter. We expect that service and maintenance costs will remain constant, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 76% of equipment and supplies revenues in the three months ended September 30, 2004 compared to 80% of equipment and supplies revenues in the three months ended September 30, 2003. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenue was attributable to our de-emphasis on lower margin equipment and supplies products. We expect that equipment and supplies costs will remain constant, as a percentage of equipment and supplies revenues, for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2004 Compared to 2003
	2004		2003
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$5,522	25.4	$4,219	25.0	$1,303	30.9
Product development and engineering:
Product development and engineering	2,275	10.5	2,106	12.5	169	8.0
In-process research and development	—	—	789	4.7	(789)	(100.0)
Stock compensation expense	8	—	13	0.1	(5)	(38.5)
General and administrative	3,106	14.3	2,374	14.1	732	30.8
Amortization of intangible assets	886	4.1	1,611	9.5	(725)	(45.0)

Total operating expenses	$11,797	54.3	$11,112	65.9	$685	6.2

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. The increase in sales and marketing expenses was principally attributable to a full quarter of Createform operations and, to a lesser extent, an increase in the foreign currency exchange rate in the UK. We expect that sales and marketing expenses will decrease as a percentage of revenues during the remainder of the fiscal year.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses was attributable to the operations of Createform and, to a lesser extent the increase in the foreign currency exchange rate in the UK, partially offset by a reduced headcount and contract labor in the US and UK. We expect that product development and engineering expenses will remain constant, as a percentage of revenues, during the remainder of the fiscal year.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was primarily attributable to a full quarter of expense contribution from Createform and, to a lesser extent, an increase in the foreign currency exchange rate in the UK. We expect that general and administrative costs will decrease, as a percentage of revenues, during the remainder of the fiscal year.

Amortization of Intangible Assets. The decrease in amortization expense was due to certain intangible assets that became fully amortized in the three months ended September 30, 2003 and the year ended June 30, 2004. We expect that amortization expense for fiscal 2005 will approximate $3.0 million.

Provision for Income Taxes. The increase in income tax expense is primarily due to a provision for income taxes in the UK and Australia. We began to generate taxable income in the UK, during fiscal year 2005.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Cash provided by operating activities	$2,246	$417

	September 30,	June 30,
	2004
Cash, cash equivalents and marketable securities	27,679	25,015
Working capital	19,826	17,264
Long-term debt	—	—

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock.

We have generated positive operating cash flows in the current fiscal quarter and in each of our last three completed fiscal years. We believe that the cash generated from our operations and the cash, cash equivalents and marketable securities on hand, particularly given that we have no long-term debt obligations, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would be subject to the required approval of our board of directors and stockholders and potentially bank or regulatory approval. We also may undertake additional business or asset acquisitions.

Operating Activities

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Net income (loss)	$679	$(2,145)
Non-cash adjustments	1,608	2,958
Changes in working capital	(41)	(396)

Net cash provided by operating activities	$2,246	$417

Net cash provided by operating activities for the three months ended September 30, 2004 was primarily due to the significant decrease in our net loss, the reduction in amortization of intangibles expense and the absence of an in-process research and development charge. Net cash provided by operating activities for the three months ended September 30, 2003 was primarily due to the decrease in accounts receivable. Non-cash adjustments include amortization of intangibles, in-process research and development, depreciation and amortization of property and equipment, provision for allowances of accounts receivable, stock compensation expense and gain or loss on foreign exchange.

Investing Activities

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Purchases of marketable securities, net	$(2,048)	$—
Purchases of property and equipment	(394)	(256)
Acquisition of businesses and assets, net of cash acquired	—	(2,699)

Net cash used in investing activities	$(2,442)	$(2,955)

Cash was primarily used in the three months ended September 30, 2004 to acquire high quality marketable securities, and, to a lesser extent, to acquire property and equipment. Cash was primarily used in the three months ended September 30, 2003, to acquire Createform and to acquire property and equipment. We expect to incur quarterly capital expenditures during the remainder of the fiscal year 2005 consistent with, on average, the level of capital expenditures incurred in our first fiscal quarter.

Financing Activities

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Proceeds from exercise of stock warrants	425	—
Proceeds from exercise of stock options and employee stock purchase plan	358	422
Repurchase of common stock	—	(342)
Payment of long-term debt and liabilities assumed upon acquisition	—	(186)

Net cash provided by (used in) financing activities	$783	$(106)

Net cash provided by financing activities for the three months ended September 30, 2004 was the result of proceeds received from our landlord who exercised a warrant to purchase 100,000 shares of our common stock at an exercise price of $4.25 per share, the exercise of employee stock options and contributions to our employee stock purchase plan. Net cash used in financing activities for the three months ended September 30, 2003 was primarily the result of the repurchase of our common stock under the repurchase plan authorized by our board of directors in July 2002 and the payment of certain liabilities assumed through the Createform acquisition, partially offset from the exercise of stock options and the exercise of options under the employee stock purchase plan.

Product and Business Acquisitions

Create!form International, Inc.

In September 2003, we acquired all of the outstanding stock of Createform. The initial purchase consideration for Createform was approximately $7,900,000, consisting of approximately $2,800,000 in cash, 563,151 shares of our common stock with a value of approximately $4,800,000 and transaction costs. In addition to the initial purchase consideration, contingent consideration of 298,630 shares of our common stock was issued to the selling shareholders of Createform in September 2004 based on certain Createform operating results that were achieved during fiscal year 2004.

The value of the additional shares issued, approximately $3,165,000, was recorded as additional goodwill at June 30, 2004 as the contingent consideration had been earned, but not yet issued, as of that date. At June 30, 2004, the contingent consideration was valued assuming un-issued common shares would be issued to the Createform selling stockholders. At the time of share issuance, in September 2004, the shares were issued using our treasury shares. Accordingly, in September 2004, we have reclassified the value of the treasury shares issued as a reduction to the treasury stock and additional paid-in-capital accounts.

Albion Business Machines Ltd

In May 2004, Bottomline Europe acquired certain assets and assumed certain liabilities of Albion Business Machines Ltd. (ABM). The initial purchase consideration was approximately $2,740,000 and consisted of 300,000 shares of our common stock with a value of approximately $2,319,000, cash of $303,000 and transaction costs. In addition to the initial purchase consideration, contingent consideration of approximately $247,000 in cash was paid to the ABM shareholders in September 2004, after the completion of a detailed review and evaluation of the acquired ABM customer lists and customer contracts. The value of the contingent consideration was recorded as a component of goodwill upon payment.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2004, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

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

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. We have recently experienced slowing growth rates with certain of our licensed software products due to the challenging economic climate in the technology arena. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

Quarterly operating results that are below the expectations of public market analysts could adversely affect the market price of our common stock. Factors that could cause fluctuations in our operating results include the following:

•	economic conditions, which may affect our customers’ and potential customers’ budgets for information technology expenditures;

•	the timing of orders and longer sales cycles;

•	the timing of product implementations, which are highly dependent on customers’ resources and discretion;

•	the incurrence of costs relating to the integration of software products and operations in connection with acquisitions of technologies or businesses; and

•	the timing and market acceptance of new products or product enhancements by either us or our competitors.

Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful.

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our service, maintenance, and equipment and supplies revenue streams. In recent fiscal years we experienced a decrease in our software license fees, particularly in the US, as a result of the continued slowdown in overall IT spending. If software license fees continue to decline or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly affected.

We face risks associated with our international operations that could harm our financial condition and results of operations

In recent periods, a significant percentage of our revenues have been generated by our international operations, and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have operations in Australia, in addition to the US and the UK. As is the case with most international operations, the success and profitability of such operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

Our future financial results will depend on our ability to manage growth effectively

In the past, rapid growth has strained our managerial and other resources. Recently, and particularly in the US, we have experienced slowing growth rates due to challenging economic conditions. If our historical growth rate resumes, our ability to manage that growth will depend in part on our ability to continue to enhance our operating, financial and management information systems. Presently we are experiencing significant revenue growth and increasing product demand in the UK as a result of the BACSTEL-IP conversion. While we believe that this creates a significant opportunity, our ultimate ability to capitalize on this opportunity will be dependent on our ability to effectively manage our BACSTEL-IP product deployment, including product installations. We cannot assure you that our personnel, systems and controls will be adequate to support future growth. If we are unable to manage growth effectively, the quality of our services, our ability to retain key personnel and our business, operating results and financial condition could be materially adversely affected.

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At September 30, 2004, the carrying value of our goodwill and our other intangible assets was $26.3 million and $7.6 million, respectively. While we reviewed our goodwill during our fourth quarter of fiscal year 2004 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

The slowdown in the economy experienced in recent fiscal years has affected the market for information technology solutions, including our products and services, and if this slowdown continues our future financial results could be materially adversely affected

As a result of recent unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for certain of our licensed software products and services has been adversely affected. In recent years, this has resulted in decreased revenues, particularly software license revenues, and a decline in our historic growth rate. To date, the US marketplace has been particularly affected but there can be no assurance that this trend will not extend, to the same degree, to the UK marketplace where we also have significant operations. Our future results will be materially and adversely affected if this slowdown continues or worsens and our revenues continue to be adversely impacted. During recent fiscal years, we implemented several cost reduction initiatives in an attempt to improve our profitability. If current economic conditions continue or worsen, those cost reductions may prove to be inadequate and we may experience a material adverse impact on our business, operating results, and financial condition.

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

Our success depends on our ability to develop new and enhanced software, services and strategic partner relationships

The markets in which we compete are subject to rapid technological change and our success is dependent on our ability to develop new and enhanced software, services and strategic partner relationships that meet evolving market needs. Trends that could have a critical impact on us include:

•	the adoption of the newly mandated BACSTEL IP electronic payment format in the UK marketplace, which refers to the payments technology upgrade mandated by UK BACS (Bankers Automated Clearing Services), which could cause delay and uncertainty with our customers’ and potential customers’ purchase decisions;

•	other evolving industry standards, mandates and laws, such as those mandated by the National Automated Clearing House Association and the Association for Payment Clearing Services;

•	rapidly changing technology, which could cause our software to become suddenly outdated or could require us to make our products compatible with new database or network systems;

•	developments and changes relating to the Internet that we must address as we maintain existing products and introduce any new products; and

•	the loss of any of our key strategic partners who serve as a valuable network from which we can leverage industry expertise and respond to changing marketplace demands.

There can be no assurance that technological advances will not cause our technology to become obsolete or uneconomical. If we are unable to develop and introduce new products, or enhancements to existing products, in a timely and successful manner, our business, operating results and financial condition could be materially adversely affected. Similarly, if we were to lose support from any of our key strategic partner relationships, our results could be negatively affected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities primarily due to changes in the interest rates. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There have been no material changes to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K/A as filed with the SEC on September 23, 2004.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Bottomline Technologies, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2002, our board of directors announced that it had authorized a repurchase program, for the repurchase of up to $3.0 million of our common stock. At September 30, 2004, we had repurchased 242,650 shares at an average repurchase price of $5.79 per share. The approximate remaining dollar value of shares available for repurchase under this program is $1.6 million.

During the three months ended September 30, 2004, we did not repurchase any shares under this program.

Item 6. Exhibits

See the Exhibit Index on page 23 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 9, 2004	By:	/S/ KEVIN M. DONOVAN
Kevin M. Donovan Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Number Description
10.1	Form of Officer Executive Bonus Plan for 2005 with respect to Joseph Mullen, Robert Eberle and Peter Fortune

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer