Form 10-Q
period 2004-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2005-02-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of January 27, 2005 was 18,145,340.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2004	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$18,848	$20,724
Marketable securities	13,832	4,291
Accounts receivable, net of allowance for doubtful accounts and returns of $1,780 at December 31, 2004 and $1,787 at June 30, 2004	20,805	18,530
Other current assets	4,466	4,533

Total current assets	57,951	48,078
Property and equipment, net	6,275	6,468
Intangible assets, net	34,081	34,686
Other assets	782	835

Total assets	$99,089	$90,067

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,861	$5,327
Accrued expenses	8,626	7,901
Deferred revenue and deposits	20,609	17,586

Total liabilities	34,096	30,814
Stockholders’ equity:
Common stock	18	18
Additional paid-in-capital	177,119	177,205
Deferred compensation	—	(14)
Accumulated other comprehensive income	4,213	3,026
Treasury stock	(1,427)	(4,133)
Retained deficit	(114,930)	(116,849)

Total stockholders’ equity	64,993	59,253

Total liabilities and stockholders’ equity	$99,089	$90,067

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2004	2003
Revenues:
Software licenses	$5,359	$4,513
Service and maintenance	14,560	12,492
Equipment and supplies	4,033	4,249

Total revenues	23,952	21,254
Cost of revenues:
Software licenses	663	584
Service and maintenance	6,282	5,632
Equipment and supplies	3,063	3,446

Total cost of revenues	10,008	9,662

Gross profit	13,944	11,592
Operating expenses:
Sales and marketing	6,272	5,792
Product development and engineering:
Product development and engineering	2,597	2,427
Stock compensation expense	6	9
General and administrative	3,202	2,932
Amortization of intangible assets	756	891

Total operating expenses	12,833	12,051

Income (loss) from operations	1,111	(459)
Other income, net	236	42

Income (loss) before provision for income taxes	1,347	(417)
Provision for income taxes	107	32

Net income (loss)	$1,240	$(449)

Basic and diluted net income (loss) per share:	$0.07	$(0.03)

Shares used in computing net income (loss) per share:
Basic	17,914	16,621

Diluted	18,953	16,621

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Six Months Ended December 31,
	2004	2003
Revenues:
Software licenses	$9,021	$7,142
Service and maintenance	29,184	22,939
Equipment and supplies	7,494	8,044

Total revenues	45,699	38,125
Cost of revenues:
Software licenses	1,375	854
Service and maintenance	12,096	10,287
Equipment and supplies	5,707	6,465

Total cost of revenues	19,178	17,606

Gross profit	26,521	20,519
Operating expenses:
Sales and marketing	11,794	10,011
Product development and engineering:
Product development and engineering	4,872	4,533
In-process research and development	—	789
Stock compensation expense	14	22
General and administrative	6,308	5,306
Amortization of intangible assets	1,642	2,502

Total operating expenses	24,630	23,163

Income (loss) from operations	1,891	(2,644)
Other income, net	293	97

Income (loss) before provision for income taxes	2,184	(2,547)
Provision for income taxes	265	47

Net income (loss)	$1,919	$(2,594)

Net income (loss) per share:
Basic	$0.11	$(0.16)

Diluted	$0.10	$(0.16)

Shares used in computing net income (loss) per share:
Basic	17,727	16,333

Diluted	18,634	16,333

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2004	2003
Operating activities:
Net income (loss)	$1,919	$(2,594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	1,642	2,502
In-process research and development	—	789
Depreciation and amortization of property and equipment	1,240	1,112
Provision for allowances on accounts receivable	74	51
Provision for allowances for obsolescence of inventory	6	—
Stock compensation expense	14	22
Gain on foreign exchange	(72)	(53)
Changes in operating assets and liabilities:
Accounts receivable	(1,629)	(1,143)
Inventory, prepaid expenses and other assets	322	289
Accounts payable, accrued expenses and deferred revenue and deposits	2,186	(706)

Net cash provided by operating activities	5,702	269
Investing activities:
Purchases and sales of marketable securities, net	(9,535)	—
Purchases of property, plant and equipment, net	(876)	(775)
Payment for business and asset acquisitions, net of cash acquired	—	(2,819)

Net cash used in investing activities	(10,411)	(3,594)
Financing activities:
Repurchase of common stock	—	(367)
Proceeds from exercise of warrants	425	—
Proceeds from employee stock purchase plan and exercise of stock options	2,195	892
Payment of debt assumed upon acquisition	—	(331)

Net cash provided by financing activities	2,620	194
Effect of exchange rate changes on cash and cash equivalents	213	365

Decrease in cash and cash equivalents	(1,876)	(2,766)
Cash and cash equivalents at beginning of period	20,724	25,802

Cash and cash equivalents at end of period	$18,848	$23,036

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2004

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the fiscal year ending June 30, 2005. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission (SEC) on September 23, 2004.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$1,240	$(449)	$1,919	$(2,594)
Add: Stock-based employee compensation expense included in reported net income (loss)	6	9	14	22
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,336)	(1,915)	(2,645)	(4,104)

Pro forma net loss	$(90)	$(2,355)	$(712)	$(6,676)

Net income (loss) per share, as reported:
Basic	$0.07	$(0.03)	$0.11	$(0.16)

Diluted	$0.07	$(0.03)	$0.10	$(0.16)

Pro forma net loss per share
Basic and diluted	$(0.01)	$(0.14)	$(0.04)	$(0.41)

Note 3–Short-Term Investments

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have determinable fair values. All short-term investments must be classified as one of the following: held to maturity, available-for-sale, or trading. In accordance with SFAS 115, the Company classifies auction rate debt securities as available-for-sale and all other investments in debt securities as held to maturity. On December 31, 2004 the Company had investments classified as available-for-sale and held to maturity of $10.1 million and $3.7 million, respectively. At June 30, 2004 the Company had investments classified as held to maturity of $4.3 million.

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

The value of the additional shares issued, approximately $3,165,000, was recorded as additional goodwill at June 30, 2004 since the contingent consideration had been earned, but not yet issued, as of that date. At June 30, 2004, the contingent consideration was valued assuming un-issued shares of common stock would be issued to the Createform selling stockholders. At the time of share issuance, in September 2004, the shares were issued using the Company’s treasury shares. Accordingly, in September 2004, the Company reclassified the value of the treasury shares issued as a reduction to the treasury stock and additional paid-in-capital accounts.

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

Note 5—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$1,240	$(449)	$1,919	$(2,594)

Denominator:
Weighted average shares outstanding used in computing income (loss) per share:
Basic	17,914	16,621	17,727	16,333

Diluted	18,953	16,621	18,634	16,333

Net income (loss) per share:
Basic	$0.07	$(0.03)	$0.11	$(0.16)

Diluted	$0.07	$(0.03)	$0.10	$(0.16)

The following table denotes the number of outstanding stock options and warrants that have been excluded from the calculation of diluted net income per share as their effect would be anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Stock Options	1,264	4,953	1,698	5,009
Warrants	100	200	100	200

	1,364	5,153	1,798	5,209

Note 6—Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss, net of tax, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$1,240	$(449)	$1,919	$(2,594)
Other comprehensive income:
Foreign currency translation adjustments	1,175	1,140	1,187	1,193

Comprehensive income (loss)	$2,415	$691	$3,106	$(1,401)

Note 7—Operations by Segments and Geographic Areas

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company’s operating segments are organized principally by the type of products or services offered, and to a lesser degree, by geography. In accordance with SFAS 131, the Company has aggregated similar operating segments into three reportable segments as follows:

Licensed Technology. The Company’s Licensed Technology segment is a supplier of licensed software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also provides an array of standard professional services and equipment and supplies that complement and enhance the core software products.

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

Each operating segment has separate sales forces and, periodically, a sales person in one operating segment will sell products and services that are typically sold within a different operating segment. In such cases, the transaction can be recorded by the operating segment to which the sales person is assigned. Accordingly, segment results can include the results of transactions that have been allocated to a specific segment based on the contributing sales resources, rather than the nature of the product or service. As an example, a long-term, percentage of completion contract with a financial institution could be reported under the Licensed Technology segment if the sales person of record is assigned to the sales force of that segment. Conversely, a transaction can be recorded by the operating segment primarily responsible for delivery to the customer, even if the sales person is assigned to a different operating segment.

The Company’s chief operating decision maker assesses performance based on segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis, and excludes acquisition-related expenses such as amortization of intangible assets, charges related to acquired in-process research and development and stock compensation expense associated with stock options assumed in prior business acquisitions. There are no inter-segment sales; accordingly the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to the Company’s operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Revenues:
Licensed Technology	$18,125	$15,015	$33,802	$26,822
Outsourced Solutions	3,525	3,517	7,186	6,807
Tailored Solutions	2,302	2,722	4,711	4,496

Total revenues	$23,952	$21,254	$45,699	$38,125

Segment measure of profit (loss)
Licensed Technology	$2,006	$771	$3,251	$1,702
Outsourced Solutions	315	(346)	654	(518)
Tailored Solutions	(448)	16	(358)	(515)

Total measure of segment profit	$1,873	$441	$3,547	$669

A reconciliation of the measure of segment profit to GAAP operating income (loss) before provision for income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Segment measure of profit	$1,873	$441	$3,547	$669
Less:
Amortization of intangible assets	(756)	(891)	(1,642)	(2,502)
Stock compensation expense	(6)	(9)	(14)	(22)
In-process research and development	—	—	—	(789)
Other income, net	236	42	293	97

Income (loss) before provision for income taxes	$1,347	$(417)	$2,184	$(2,547)

The following depreciation expense amounts are included in the segment measure of profit (loss):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Depreciation expense:
Licensed Technology	$361	$300	$698	$564
Outsourced Solutions	201	193	392	386
Tailored Solutions	74	82	150	162

Total depreciation expense	$636	$575	$1,240	$1,112

Geographic Information

Revenues, based on the point of sales, not the location of the customer, by geographic area were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Revenues from unaffiliated customers:
United States	$11,566	$12,490	$22,312	$22,515
United Kingdom	11,897	8,323	22,558	15,110
Australia	489	441	829	500

Total revenues from unaffiliated customers	$23,952	$21,254	$45,699	$38,125

Long-lived assets, including intangible assets, which are based on geographical designation were as follows:

	December 31,	June 30,
	2004
	(in thousands)
Long-lived assets
United States	$22,437	$24,152
United Kingdom	18,557	17,731
Australia	144	106

Total long-lived assets	$41,138	$41,989

Note 8—Income Taxes

In the three and six month periods ended December 31, 2004 the Company recorded tax expense of $107,000 and $265,000, respectively. The provision for income taxes in each of these periods consists of a small amount of US state income tax expense, which will be incurred irrespective of our net operating loss position in the US, and a provision for income taxes in Australia and the UK. In the three and six month periods ended December 31, 2003, the Company recorded tax expense of $32,000 and $47,000, respectively, consisting of a small amount of US state income tax expense and a provision for income taxes in Australia. The Company has provided a valuation allowance for its deferred tax assets as it has concluded that it is more likely than not that these assets will not be realized. A portion of the valuation allowance pertains to deferred tax assets established in connection with purchase business combinations. To the extent that this portion of the valuation allowance is reversed in the future, goodwill will be adjusted.

Note 9—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$15,228	$(13,386)	$1,842
Customer related	7,615	(2,536)	5,079

Total	$22,843	$(15,922)	6,921

Unamortized intangible assets:
Goodwill			27,160

Total intangible assets			$34,081

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$14,944	$(12,479)	$2,465
Customer related	7,496	(1,503)	5,993

Total	$22,440	$(13,982)	8,458

Unamortized intangible assets:
Goodwill			26,228

Total intangible assets			$34,686

Estimated amortization expense for the current fiscal year, and each of the five succeeding fiscal years, is as follows:

In thousands
2005	$3,080
2006	2,174
2007	1,384
2008	724
2009	536
2010	266

The increase in the carrying value of goodwill since June 30, 2004 is due to the issuance of the ABM contingent consideration, partially offset by a reduction in deferred tax asset valuation allowances related to deferred tax assets that had been fully reserved at the time of prior business acquisitions and an increase in foreign currency exchange rates. The deferred tax valuation allowances were established in the initial purchase price allocation of prior business acquisitions and, as disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004, were expected to result in a reduction to goodwill upon reversal.

Note 10 – Credit Facility

In February 2005, the Company extended, through March 26, 2005, its Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $5 million and requires the Company to maintain certain financial covenants. The Credit Facility provides for the issuance of up to $2 million in letters of credit for, and on behalf of, the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At December 31, 2004 a $2 million letter of credit had been issued to the Company’s landlord as part of a lease amendment for its corporate headquarters. There were no borrowings under the Credit Facility as of December 31, 2004.

In February 2005, the Company’s subsidiary, Bottomline Europe, renewed through December 31, 2005 its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (4.75% at December 31, 2004) plus 2% and are due on the expiration date of the Overdraft Facility. There were no outstanding borrowings under this Overdraft Facility at December 31, 2004.

Note 11 – Commitments

In December 2004, Bottomline Europe entered into a contract with a vendor to provide software installation services to certain Bottomline Europe customers. Under the terms of the arrangement, Bottomline Europe has agreed to a minimum purchase commitment of £450,000 (approximately $862,000 based on exchange rates in effect at December 31, 2004) from this vendor. The services procured by Bottomline Europe will be used to supplement its existing professional services team with respect to product installations. In the event that Bottomline Europe has not expended the minimum purchase commitment by June 30, 2006, any remaining, unused amount is due and payable to the vendor. As of December 31, 2004, Bottomline Europe had expended approximately £20,000 under this arrangement (approximately $38,000). The Company believes that it will satisfy the minimum commitment through ongoing operations, and accordingly has not accrued for any amount beyond the actual costs of services rendered by the vendor as of December 31, 2004.

12. Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share Based Payment” (SFAS 123R). Under SFAS 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated impact of such awards is no longer an alternative to financial statement recognition. SFAS 123R is effective for public companies in the first annual or interim reporting period beginning after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS 123R effective July 1, 2005, the first quarter of its 2006 fiscal year.

There are two transition alternatives for public companies adopting the statement: the modified prospective method and the modified retrospective method. Under the modified prospective method, companies are required to recognize compensation cost for share-based payments to employees, based on the grant date estimate of fair value, from the beginning of the fiscal period in which the recognition provisions of SFAS 123R are first applied. Prior period financial information would not be restated under this method. Under the modified retrospective method, companies would restate prior periods to include the recognition of compensation cost based on amounts previously reported in the pro-forma disclosures relating to stock based compensation under the existing requirements of SFAS 123, “Accounting for Stock-Based Compensation”, such as is presented in Note 2 to the Company’s unaudited financial statements. The Company has not yet determined which method of adoption it will elect.

The Company expects the adoption of SFAS 123R to have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted, but are likely to be granted prior to the July 1, 2005 adoption date. The expense associated with these future awards can only be determined based on factors such as the price of the Company’s common stock, volatility of the Company’s stock price and risk free interest rates as measured at the grant date. However, the Company’s historic financial statements, as well as the financial results for the three and six months ended December 31, 2004 are relevant data points for gauging the potential level of expense that might be recorded in future periods. Based on these results, the Company estimates that quarterly and annual compensation costs, after the adoption of SFAS 123R, could increase by $2 million and $8 million, respectively. There can be no assurance that the actual expense recognition upon adoption of SFAS 123R will not exceed these estimates.

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

For the first six months of fiscal 2005, our revenue increased to $45.7 million from $38.1 million in the same period of the prior year. The revenue increase was principally attributable to internal growth being driven largely by the BACSTEL-IP opportunity in the UK, increases in the foreign exchange rate in the UK and a full six months of revenue from Createform. We derived approximately one half of our revenue through our international operations, of which the majority was from our Bottomline Europe subsidiary. We expect further revenue growth through market opportunities such as the BACSTEL-IP conversion, which refers to the payments technology upgrade mandated by UK BACS (Bankers Automated Clearing Services), currently underway in the United Kingdom and the continued market adoption of our Legal eXchange product, which we are presently marketing only in the US.

We had net income of $1.9 million in the six months ended December 31, 2004 compared to a net loss of $2.6 million in the six months ended December 31, 2003. This increase in net income was principally due to improvements in the operating results of our Licensed Technology and Outsourced Solutions segments, decreases in amortization expense, the absence of in-process research and development charges in the six months ended December 31, 2004 and an increase in the foreign exchange rate in the UK. The results for the six months ended December 31, 2004 include approximately $1.7 million of acquisition-related charges in the form of amortization of intangible assets of $1.6 million and stock compensation expense of $14,000. We expect net income to be between $2.1 million and $2.5 million during the remaining six months of the fiscal year.

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share Based Payment” (SFAS 123R). Under SFAS 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated impact of such awards is no longer an alternative to financial statement recognition. SFAS 123R is effective for public companies in the first annual or interim reporting period beginning after June 15, 2005. Accordingly, we will adopt the provisions of SFAS 123R effective July 1, 2005, the first quarter of our 2006 fiscal year.

There are two transition alternatives for public companies adopting the statement: the modified prospective method and the modified retrospective method. Under the modified prospective method, companies are required to recognize compensation cost for share-based payments to employees, based on the grant date estimate of fair value, from the beginning of the fiscal period in which the recognition provisions of SFAS 123R are first applied. Prior period financial information would not be restated under this method. Under the modified retrospective method, companies would restate prior periods to include the recognition of compensation cost based on amounts previously reported in the pro-forma disclosures relating to stock based compensation under the existing requirements of SFAS 123, “Accounting for Stock-Based Compensation”, such as is presented in Note 2 to our unaudited financial statements. We have not yet determined which method of adoption we will elect.

We expect the adoption of SFAS 123R to have a material effect on our financial statements, in the form of additional compensation expense, on a quarterly and annual basis. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that we have not yet granted, but are likely to grant prior to the July 1, 2005 adoption date. The expense associated with these future awards can only be determined based on factors such as the price of the our common stock, volatility of our stock price and risk free interest rates as measured at the grant date. However, our historic financial statements, as well as our financial results for the three and six months ended December 31, 2004 are relevant data points for gauging the potential level of expense that might be recorded in future periods. Based on these results, we estimate that quarterly and annual compensation costs, after the adoption of SFAS 123R, could increase by $2 million and $8 million, respectively. There can be no assurance that the actual expense recognition upon adoption of SFAS 123R will not exceed these estimates.

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

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003

Revenues by segment

Our three reportable segments are: Licensed Technology, Outsourced Solutions and Tailored Solutions. The following table represents our revenues by segment:

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2004 Compared to 2003
	2004		2003
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Licensed Technology	$18,125	75.7	$15,015	70.6	$3,110	20.7
Outsourced Solutions	3,525	14.7	3,517	16.6	8	—
Tailored Solutions	2,302	9.6	2,722	12.8	(420)	(15.4)

	$23,952	100.0	$21,254	100.0	$2,698	12.7

Licensed Technology. The revenue increase in dollars and as a percentage of revenues was primarily due to an increased volume of BACSTEL-IP software sales and associated professional services in the UK, an increase in revenue from Createform products and services and an increase in the foreign currency exchange rate in the UK. This increase was partially offset by a revenue decrease in the sales of some of our legacy payments products in the US. We expect revenue for the Licensed Technology segment to increase in absolute dollars due to the opportunities created by the continued rollout of the BACSTEL-IP standard in the UK.

Outsourced Solutions. The slight revenue increase in dollars was primarily due to the increase in services revenue generated from customers who utilize our Legal eXchange product in the US offset by a decrease in revenues associated with our outsourced payment offering in the UK. We expect revenue for the Outsourced Solutions segment to increase in absolute dollars during the remainder of the fiscal year as we implement a major, contracted Legal eXchange customer.

Tailored Solutions. The revenue decrease in dollars and as a percentage of revenues was due to the completion of several large contracts during the quarter. We expect revenue for the Tailored Solutions segment to increase in absolute dollars during the remainder of the fiscal year as several large contracts signed late in the three months ended December 31, 2004 are completed.

Revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2004 Compared to 2003
	2004		2003
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$5,359	22.4	$4,513	21.2	$846	18.7
Service and maintenance	14,560	60.8	12,492	58.8	2,068	16.6
Equipment and supplies	4,033	16.8	4,249	20.0	(216)	(5.1)

Total revenues	$23,952	100.0	$21,254	100.0	$2,698	12.7

Software Licenses. The increase in software license revenues in dollars and as a percentage of revenues was due principally to the increase in BACSTEL-IP license revenues in the UK and an increase in the foreign currency exchange rate in the UK, partially offset by a decrease in software license revenues from certain of our US legacy payments and banking products. We expect that software license revenues will continue to increase in absolute dollars and as a percentage of revenues during the remainder of the fiscal year.

Service and Maintenance. The increase in service and maintenance revenues in dollars and as a percentage of revenues was due principally to an increase in professional services generated in the UK related to the BACSTEL-IP initiative and an increase in the foreign currency exchange rate in the UK, offset in part by a decrease in services associated with certain of our legacy payment products in the US as a result of declining software license fees on those products. We expect that service and maintenance revenues will continue to increase in absolute dollars during the remainder of the fiscal year.

Equipment and Supplies. The decrease in equipment and supplies revenues in dollars and as a percentage of revenues was due to our de-emphasis in both the US and UK of sales efforts on lower margin products and the continued migration of US and UK customers to our web-based products and solutions, which are not equipment and supplies intensive. This revenue decrease was offset in part by an increase in the foreign currency exchange rate in the UK. We expect that equipment and supplies revenues will decrease as a percentage of revenues during the remainder of the fiscal year.

Cost of revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2004 Compared to 2003
	2004		2003
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$663	2.8	$584	2.8	$79	13.5
Service and maintenance	6,282	26.2	5,632	26.5	650	11.5
Equipment and supplies	3,063	12.8	3,446	16.2	(383)	(11.1)

Total cost of revenues	$10,008	41.8	$9,662	45.5	$346	3.6

Gross profit	$13,944	58.2	$11,592	54.5	$2,352	20.3

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent as a percentage of software license revenues at 12% of software license revenues in the three months ended December 31, 2004 compared to 13% in the three months ended December 31, 2003. We expect that software license costs will remain consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 43% of service and maintenance revenues in the three months ended December 31, 2004 compared to 45% of service and maintenance revenues in the three months ended December 31, 2003. While the costs as a percentage of revenue decreased, the costs in absolute dollars increased. The increase in service and maintenance costs in absolute dollars was attributable to increased professional services costs in the UK as a result of increased software license deployments and an increase in the foreign currency exchange rate in the UK. We expect that service and maintenance costs will remain constant, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 76% of equipment and supplies revenues in the three months ended December 31, 2004 from 81% of equipment and supplies revenues in the three months ended December 31, 2003. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenue was attributable primarily to decreases in delivery related costs in the UK which typically carry no gross margin. We expect that equipment and supplies costs will increase slightly, as a percentage of equipment and supplies revenues, for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2004 Compared to 2003
	2004		2003
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$6,272	26.2	$5,792	27.3	$480	8.3
Product development and engineering	2,597	10.8	2,427	11.4	170	7.0
Stock compensation expense	6	—	9	—	(3)	(33.3)
General and administrative	3,202	13.4	2,932	13.8	270	9.2
Amortization of intangible assets	756	3.2	891	4.2	(135)	(15.2)

Total operating expenses	12,833	53.6	$12,051	56.7	$782	6.5

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. The increase in sales and marketing expenses was principally attributable to increases in sales commissions associated with Bottomline UK as a result of increased revenue associated with the BACSTEL-IP product and an increase in the foreign currency exchange rate in the UK, partially offset by a decrease in US sales and marketing expenses due to lower headcount on a quarter over quarter basis. We expect that sales and marketing expenses will decrease as a percentage of revenues during the remainder of the fiscal year.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. The slight increase in product development and engineering expenses was attributable to an increase in compensation related costs in the US. We expect that product development and engineering expenses will remain constant, as a percentage of revenues, during the remainder of the fiscal year.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was primarily attributable to compensation cost increases, increased costs associated with Sarbanes-Oxley Act compliance and an increase in the UK foreign currency exchange rate. We expect that general and administrative costs will decrease, as a percentage of revenues, during the remainder of the fiscal year.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are typically greater in the early periods of an asset’s estimated life. The decrease in amortization expense in the quarter ended December 31, 2004 as compared to December 31, 2003 is due to a decrease in amortization rates as certain intangible assets have aged, offset in part by an increase in the foreign currency exchange rate in the UK. We expect that amortization expense for fiscal 2005 will approximate $3.1 million.

Provision for Income Taxes. The increase in income tax expense from $32,000 to $107,000 is primarily due to a provision for income taxes in the UK and Australia. We began to generate taxable income in the UK during fiscal year 2005.

Six Months Ended December 31, 2004 Compared to the Six Months Ended December 31, 2003

Revenues by segment

Our three reportable segments are: Licensed Technology, Outsourced Solutions and Tailored Solutions. The following table represents our revenues by segment:

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2004 Compared to 2003
	2004		2003
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Licensed Technology	$33,802	74.0	$26,822	70.3	$6,980	26.0
Outsourced Solutions	7,186	15.7	6,807	17.9	379	5.6
Tailored Solutions	4,711	10.3	4,496	11.8	215	4.8

	$45,699	100.0	$38,125	100.0	$7,574	19.9

Licensed Technology. The revenue increase in dollars and as a percentage of revenues was primarily due to a full six months of revenue contribution from Createform in the period ending December 31, 2004, an increased volume of BACSTEL-IP software sales and associated professional services in the UK and an increase in the foreign currency exchange rate in the UK. This increase was partially offset by a decrease in the sales of some of our legacy payments products in the US.

Outsourced Solutions. The revenue increase in dollars was primarily due to the increase in service revenue generated from customers who utilize our Legal eXchange product in the US offset in part by a decrease in revenue associated with our outsourced payment offering in the UK.

Tailored Solutions. The revenue increase in dollars was primarily due to the completion of several large customer projects during the first fiscal quarter of fiscal 2005, offset in part by a decline in revenues during the quarter ended December 31, 2004 as we prepared to begin several large projects signed late in December.

Revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2004 Compared to 2003
	2004		2003
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$9,021	19.7	$7,142	18.7	$1,879	26.3
Service and maintenance	29,184	63.9	22,939	60.2	6,245	27.2
Equipment and supplies	7,494	16.4	8,044	21.1	(550)	(6.8)

Total revenues	$45,699	100.0	$38,125	100.0	$7,574	19.9

Software Licenses. The increase in software license revenues in dollars and as a percentage of revenues was due principally to a full six months of revenue contribution from Createform, an increase in BACSTEL-IP license revenues in the UK and an increase in the foreign currency exchange rate in the UK. This increase was partially offset by a decrease in license fees from some of our legacy payment products in the US.

Service and Maintenance. The increase in service and maintenance revenues in dollars and as a percentage of revenues was due to a full six months of revenue contribution from Createform, an increase in professional service revenues in the UK related to the BACSTEL-IP initiative, an increase in transaction revenues generated from customers who utilize our Legal eXchange products in the US and an increase in the foreign currency exchange rate in the UK. This increase in service and maintenance revenues was partially offset by a decrease in the professional services associated with certain of our legacy payment products in the US as a result of declining software license deployments on those products.

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

Cost of revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2004 Compared to 2003
	2004		2003
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$1,375	3.0	$854	2.2	$521	61.0
Service and maintenance	12,096	26.5	10,287	27.0	1,809	17.6
Equipment and supplies	5,707	12.5	6,465	17.0	(758)	(11.7)

Total cost of revenues	$19,178	42.0	$17,606	46.2	$1,572	8.9

Gross profit	$26,521	58.0	$20,519	53.8	$6,002	29.3

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased to 15% of software license revenues in the six months ended December 31, 2004 compared to 12% in the six months ended December 31, 2003. The increase in software license cost of revenues was primarily due to the cost of third party software incorporated into and sold with our banking software product in a large transaction in the UK during the quarter ended September 30, 2004 and, to a lesser degree, an increase in the foreign currency exchange rate in the UK.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 41% of service and maintenance revenues in the six months ended December 31, 2004 compared to 45% of service and maintenance revenues in the six months ended December 31, 2003. While the cost as a percentage of revenue decreased, the cost in absolute dollars increased. The increase in service and maintenance costs was attributable to a full six months of expense contribution from Createform, an increase in professional services costs in the UK as a result of increased software license deployments and an increase in the foreign currency exchange rate in the UK. To a lesser extent, the increase in costs was driven by an increase in professional services costs associated with several, large projects completed in the first half of fiscal year 2005.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 76% of equipment and supplies revenues in the six months ended December 31, 2004 compared to 80% of equipment and supplies revenues in the six months ended December 31, 2003. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenue was attributable primarily to decreases in delivery related costs in the UK, which typically carry no gross margin.

Operating Expenses

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2004 Compared to 2003
	2004		2003
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$11,794	25.8	$10,011	26.3	$1,783	17.8
Product development and engineering:
Product development and engineering	4,872	10.7	4,533	11.9	339	7.5
In-process research and development	—	—	789	2.1	(789)	(100.0)
Stock compensation expense	14	—	22	—	(8)	(36.4)
General and administrative	6,308	13.8	5,306	13.9	1,002	18.9
Amortization of intangible assets	1,642	3.6	2,502	6.6	(860)	(34.4)

Total operating expenses	24,630	53.9	$23,163	60.8	$1,467	6.3

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. The increase in sales and marketing expenses was principally attributable to a full six months of expense contribution from Createform, increases in commissions costs in the UK as a result of increased revenue associated with the BACSTEL-IP product and an increase in the foreign currency exchange rate in the UK. The increase was partially offset by a decrease in the US costs as a result of lower headcount.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses is attributable to a full six months of expense contribution from Createform and, to a lesser extent, an increase in the foreign currency exchange rate in the UK.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was primarily attributable to compensation cost increases, increased costs associated with Sarbanes-Oxley Act compliance and an increase in the foreign currency exchange rate in the UK.

Amortization of Intangible Assets. The decrease in amortization expense was due principally to certain intangible assets that became fully amortized in the six months ended December 31, 2004, partially offset by an increase in the foreign currency exchange rate in the UK.

Provision for Income Taxes. The increase in income tax expense from $47,000 to $265,000 is primarily due to a provision for income taxes in the UK and Australia. We began to generate taxable income in the UK during fiscal year 2005.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	Six Months Ended December 31,
	2004	2003
	(in thousands)
Cash provided by operating activities	$5,702	$269

	December 31,	June 30,
	2004
Cash, cash equivalents and marketable securities	32,680	25,015
Working capital	23,855	17,264
Long-term debt	—	—

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock.

We have generated positive operating cash flows in the first six months of the current fiscal year and in each of our last three completed fiscal years. We believe that the cash generated from our operations and the cash, cash equivalents and marketable securities on hand, particularly given that we have no long-term debt obligations, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would be subject to the required approval of our board of directors, any required approval of our stockholders and potentially bank or regulatory approval. We also may undertake additional business or asset acquisitions.

Operating Activities

	Six Months Ended December 31,
	2004	2003
	(in thousands)
Net income (loss)	$1,919	$(2,594)
Non-cash adjustments	2,904	4,423
Changes in working capital	879	(1,560)

Net cash provided by operating activities	$5,702	$269

Net cash provided by operating activities for the six months ended December 31, 2004 was primarily due to the significant decrease in our net loss, a reduction in amortization of intangibles expense and the absence of an in-process research and development charge. Net cash provided by operating activities for the six months ended December 31, 2003 was primarily due to non-cash adjustments including amortization of intangibles, in-process research and development, and depreciation and amortization of property and equipment.

Investing Activities

	Six Months Ended December 31,
	2004	2003
	(in thousands)
Purchases of marketable securities, net	$(9,535)	$—
Purchases of property and equipment, net	(876)	(775)
Acquisition of businesses and assets, net of cash acquired	—	(2,819)

Net cash used in investing activities	$(10,411)	$(3,594)

Cash was primarily used in the six months ended December 31, 2004 to acquire high quality marketable securities, and, to a lesser extent, to acquire property and equipment. Cash was primarily used in the six months ended December 31, 2003 to acquire Createform and to acquire property and equipment. We expect to incur quarterly capital expenditures during the remainder of the fiscal year 2005 consistent with, on average, the level of capital expenditures incurred in first half of the fiscal year.

Financing Activities

	Six Months Ended December 31,
	2004	2003
	(in thousands)
Proceeds from exercise of stock warrants	425	—
Proceeds from exercise of stock options and employee stock purchase plan	2,195	892
Repurchase of common stock	—	(367)
Payment of long-term debt and liabilities assumed upon acquisition	—	(331)

Net cash provided by financing activities	$2,620	$194

Net cash provided by financing activities for the six months ended December 31, 2004 was the result of proceeds received from the exercise of a warrant to purchase 100,000 shares of our common stock at a price of $4.25 per share, the exercise of stock options and the exercise of options under our employee stock purchase plan. Net cash provided by financing activities for the six months ended December 31, 2003 was primarily the result of the exercise of stock options and the exercise of options under the employee stock purchase plan, partially offset by the repurchase of our common stock under the repurchase plan authorized by our board of directors in July 2002 and the payment of certain debt assumed through the Createform acquisition.

Commitments

In December 2004, Bottomline Europe entered into a contract with a vendor to provide software installation services to certain of our customers. Under the terms of the arrangement, Bottomline Europe has agreed to a minimum purchase commitment of £450,000 (approximately $862,000 based on exchange rates in effect at December 31, 2004) from this vendor. In the event that we have not expended the minimum purchase commitment by June 30, 2006, any remaining, unused amount is due and payable to the vendor. As of December 31, 2004, we had expended approximately £20,000 under this arrangement (approximately $38,000).

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

The value of the additional shares issued, approximately $3,165,000, was recorded as additional goodwill at June 30, 2004 since the contingent consideration had been earned, but not yet issued, as of that date. At June 30, 2004, the contingent consideration was valued assuming un-issued shares of common stock would be issued to the Createform selling stockholders. At the time of share issuance, in September 2004, the shares were issued using our treasury shares. Accordingly, in September 2004, we have reclassified the value of the treasury shares issued as a reduction to the treasury stock and additional paid-in-capital accounts.

Albion Business Machines Ltd.

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

Off-Balance Sheet Arrangements

During the three and six months ended December 31, 2004, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

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

If we are unable to complete the work required under Section 404 of the Sarbanes-Oxley Act, or if we detect internal control weaknesses that we are unable to remediate prior to the Section 404 implementation date, our stock price could be materially and adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an ongoing basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Beginning with our Annual Report on Form 10-K for the year ending June 30, 2005, we will be required to report on, and our independent auditors will be required to attest to, the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to assess internal controls over financial reporting are new and complex, and require significant documentation, testing and, where weaknesses are identified, remediation. This effort has and will likely continue to result in increased expenses, significant attention of management and the devotion of other internal resources. We may encounter unforeseen problems or delays in completing the work required under Section 404, and we may detect weaknesses in the internal control structure that we are unable to remediate prior to the Section 404 implementation date. To the extent this occurs, our stock price could be materially and adversely affected.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our service, maintenance, and equipment and supplies revenue streams. In recent fiscal years we have experienced a decrease in our software license fees, particularly in the US, as a result of the continued slowdown in overall IT spending. If software license fees continue to decline or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly affected.

The demand for our BACSTEL-IP product in the UK, which is currently generating significant revenue growth, is expected to decline after the UK mandated conversion date for this new technology has passed.

We have experienced, and are continuing to experience, strong market demand in the UK as a result of demand for our products that address the new payment standard for electronic payments in the UK called BACSTEL-IP. Under the existing regulatory requirements, UK businesses have until the end of December 2005 to be in compliance with this standard. There is a possibility that the current deadline could be extended. If the deadline is extended, it could extend or delay customer buying decisions, potentially having an impact on our operating results, in which case our stock price could be materially and adversely affected.

We plan to introduce new products to the UK market at the conclusion of the BACSTEL-IP initiative. In addition, we offer the current BACSTEL-IP solution on a subscription basis to a portion of our customers, which we expect will generate ongoing recurring revenues. However, there can be no assurance that the combination of new product sales and recurring subscription revenues will be sufficient to offset the revenue from our BACSTEL-IP products in which case our operating results and stock price could be materially and adversely affected.

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At December 31, 2004, the carrying value of our goodwill and our other intangible assets was $27.1 million and $6.9 million, respectively. While we reviewed our goodwill during our fourth quarter of fiscal year 2004 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

Our success depends on our ability to develop new and enhanced software, services and strategic partner relationships

The markets in which we compete are subject to rapid technological change and our success is dependent on our ability to develop new and enhanced software, services and strategic partner relationships that meet evolving market needs. Trends that could have a critical impact on us include:

•	the adoption of the newly mandated BACSTEL-IP electronic payment format in the UK marketplace, which refers to the payments technology upgrade mandated by UK BACS (Bankers Automated Clearing Services), which could cause delay and uncertainty with our customers’ and potential customers’ purchase decisions;

•	other evolving industry standards, mandates and laws, such as those mandated by the National Automated Clearing House Association and the Association for Payment Clearing Services;

•	rapidly changing technology, which could cause our software to become suddenly outdated or could require us to make our products compatible with new database or network systems;

•	developments and changes relating to the Internet that we must address as we maintain existing products and introduce any new products; and

•	the loss of any of our key strategic partners who serve as a valuable network from which we can leverage industry expertise and respond to changing marketplace demands.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Bottomline Technologies, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2002, our board of directors announced that it had authorized a repurchase program, for the repurchase of up to $3.0 million of our common stock. At December 31, 2004, we had repurchased 242,650 shares at an average repurchase price of $5.79 per share. The approximate remaining dollar value of shares available for repurchase under this program is $1.6 million. Unless terminated earlier by our board of directors, the program will expire when we have repurchased all shares authorized for repurchase under the program.

During the three months ended December 31, 2004, we did not repurchase any shares under this program.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2004 Annual Meeting of Stockholders on November 18, 2004. The following matters were voted upon at the Annual Meeting.

1.	Holders of 15,780,403 shares of our common stock voted to elect Daniel M. McGurl to serve for a term of three years as a Class III Director. Holders of 129,506 shares of our common stock withheld votes from such director. Holders of 15,780,903 shares of our common stock voted to elect James L. Loomis to serve for a term of three years as a Class III Director. Holders of 129,006 shares of our common stock withheld votes from such director. Holders of 15,851,703 shares of our common stock voted to elect John W. Barter to serve for a term of three years as a Class III Director. Holders of 58,206 shares of our common stock withheld votes from such director.

2.	Holders of 12,070,883 shares of our common stock voted to amend our 2000 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the plan from 750,000 to 1,500,000. Holders of 239,478 shares of our common stock voted against such amendment, holders of 491,025 shares abstained from voting and 3,108,523 shares were broker non-votes.

3.	Holders of 15,737,886 shares of our common stock voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the current fiscal year. Holders of 166,903 shares of our common stock voted against ratifying such appointment, holders of 5,120 shares abstained from voting and no shares were broker non-votes.

Item 6.	Exhibits

See the Exhibit Index on page 29 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 8, 2005	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Number Description

10.1	2000 Employee Stock Purchase Plan, as amended

10.2	Third Loan Modification Agreement dated as of February 4, 2005 between the Registrant and Silicon Valley Bank

10.3	Confirmation of Committed Business Overdraft Facility as of February 7, 2005 between Bottomline Technologies Europe Limited and the Royal Bank of Scotland

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer