Form 10-Q
period 2005-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2005-05-06
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2005 was 18,497,208.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2005	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$23,817	$20,724
Marketable securities	14,581	4,291
Accounts receivable, net of allowance for doubtful accounts and returns of $1,742 at March 31, 2005 and $1,787 at June 30, 2004	18,834	18,530
Other current assets	4,734	4,533

Total current assets	61,966	48,078
Property and equipment, net	6,265	6,468
Intangible assets, net	33,154	34,686
Other assets	864	835

Total assets	$102,249	$90,067

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,795	$5,327
Accrued expenses	8,682	7,901
Deferred revenue and deposits	21,040	17,586

Total liabilities	34,517	30,814
Stockholders’ equity:
Common stock	18	18
Additional paid-in-capital	178,121	177,205
Deferred compensation	—	(14)
Accumulated other comprehensive income	3,907	3,026
Treasury stock	(1,149)	(4,133)
Retained deficit	(113,165)	(116,849)

Total stockholders’ equity	67,732	59,253

Total liabilities and stockholders’ equity	$102,249	$90,067

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Software licenses	$4,629	$3,598
Service and maintenance	15,540	13,801
Equipment and supplies	4,319	4,168

Total revenues	24,488	21,567
Cost of revenues:
Software licenses	492	456
Service and maintenance	6,931	5,925
Equipment and supplies	3,265	3,406

Total cost of revenues	10,688	9,787

Gross profit	13,800	11,780
Operating expenses:
Sales and marketing	6,012	5,474
Product development and engineering:
Product development and engineering	2,298	2,429
Stock compensation expense	—	9
General and administrative	3,042	3,305
Amortization of intangible assets	707	866

Total operating expenses	12,059	12,083

Income (loss) from operations	1,741	(303)
Other income, net	108	103

Income (loss) before provision for income taxes	1,849	(200)
Provision for income taxes	84	41

Net income (loss)	$1,765	$(241)

Net income (loss) per share:
Basic	$0.10	$(0.01)
Diluted	$0.09	$(0.01)

Shares used in computing net income (loss) per share:
Basic	18,180	16,775

Diluted	19,464	16,775

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Nine Months Ended March 31,
	2005	2004
Revenues:
Software licenses	$13,649	$10,740
Service and maintenance	44,724	36,741
Equipment and supplies	11,813	12,212

Total revenues	70,186	59,693
Cost of revenues:
Software licenses	1,868	1,310
Service and maintenance	19,028	16,213
Equipment and supplies	8,970	9,872

Total cost of revenues	29,866	27,395

Gross profit	40,320	32,298
Operating expenses:
Sales and marketing	17,806	15,484
Product development and engineering:
Product development and engineering	7,170	6,962
In-process research and development	—	789
Stock compensation expense	14	32
General and administrative	9,349	8,610
Amortization of intangible assets	2,349	3,368

Total operating expenses	36,688	35,245

Income (loss) from operations	3,632	(2,947)
Other income, net	401	200

Income (loss) before provision for income taxes	4,033	(2,747)
Provision for income taxes	349	88

Net income (loss)	$3,684	$(2,835)

Net income (loss) per share:
Basic	$0.21	$(0.17)

Diluted	$0.19	$(0.17)

Shares used in computing net income (loss) per share:
Basic	17,878	16,480

Diluted	18,911	16,480

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2005	2004
Operating activities:
Net income (loss)	$3,684	$(2,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	2,349	3,368
In-process research and development	—	789
Depreciation and amortization of property and equipment	1,845	1,670
Provision for allowances on accounts receivable	121	79
Provision for allowances for obsolescence of inventory	4	15
Stock compensation expense	14	32
Gain on foreign exchange	(50)	(62)
Changes in operating assets and liabilities:
Accounts receivable	104	(386)
Inventory, other current assets and other assets	128	(33)
Accounts payable, accrued expenses and deferred revenue and deposits	2,730	(1,108)

Net cash provided by operating activities	10,929	1,529
Investing activities:
Purchases and sales of marketable securities, net	(10,285)	(3,515)
Purchases of property, plant and equipment, net	(1,515)	(1,413)
Payment for business and asset acquisitions, net of cash acquired	—	(2,819)

Net cash used in investing activities	(11,800)	(7,747)
Financing activities:
Proceeds from employee stock purchase plan and exercise of stock options	3,476	2,342
Proceeds from exercise of warrants	425	—
Payment of principal on long term debt	—	(253)
Payment of bank financing fees	—	(25)
Repurchase of common stock	—	(367)
Payment of debt assumed upon acquisition	—	(331)

Net cash provided by financing activities	3,901	1,366
Effect of exchange rate changes on cash and cash equivalents	63	432

Increase (decrease) in cash and cash equivalents	3,093	(4,420)
Cash and cash equivalents at beginning of period	20,724	25,802

Cash and cash equivalents at end of period	$23,817	$21,382

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2005

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the fiscal year ending June 30, 2005. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission (SEC) on September 23, 2004.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2—Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant and, in the case of the Company’s stock purchase plans since the plans are non-compensatory, no compensation expense is recorded in the financial statements.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to its stock-based employee compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income (loss), as reported	$1,765	$(241)	$3,684	$(2,835)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	9	14	32
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,648)	(1,495)	(4,294)	(5,599)

Pro forma net income (loss)	$117	$(1,727)	$(596)	$(8,402)

Net income (loss) per share, as reported:
Basic	$0.10	$(0.01)	$0.21	$(0.17)

Diluted	$0.09	$(0.01)	$0.19	$(0.17)

Pro forma net income (loss) per share
Basic and diluted	$0.01	$(0.10)	$(0.03)	$(0.51)

Note 3–Short-Term Investments

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have determinable fair values. All short-term investments must be classified as one of the following: held to maturity, available-for-sale, or trading. In accordance with SFAS 115, the Company classifies auction rate debt securities as available-for-sale and all other investments in debt securities as held to maturity. At March 31, 2005 the Company had investments classified as available-for-sale and held to maturity of $10.6 million and $4.0 million, respectively. At June 30, 2004, the Company had investments classified as held to maturity of $4.3 million.

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

The value of the additional shares issued, approximately $3,165,000, was recorded as additional goodwill at June 30, 2004 since the contingent consideration had been earned, but not yet issued, as of that date. At June 30, 2004, the contingent consideration was valued assuming un-issued shares of common stock would be issued to the Createform selling stockholders. At the time of the actual share issuance, in September 2004, the shares were issued using the Company’s treasury shares. Accordingly, in September 2004, the Company reclassified the value of the treasury shares issued as a reduction to the treasury stock and additional paid-in-capital accounts.

Albion Business Machines Ltd.

In May 2004, Bottomline Europe acquired certain assets and assumed certain liabilities of Albion Business Machines Ltd. (ABM). The initial purchase consideration was approximately $2,740,000 and consisted of 300,000 shares of the Company’s common stock with a value of approximately $2,319,000, cash of $303,000 and transaction costs. In addition to the initial purchase consideration, contingent consideration of approximately $247,000 in cash was paid to the ABM shareholders in September 2004, after the completion of a detailed review and evaluation of the acquired ABM customer lists and customer contracts. The value of the contingent consideration was recorded as a component of goodwill upon payment.

Note 5—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$1,765	$(241)	$3,684	$(2,835)

Denominator:
Weighted average shares outstanding used in computing income (loss) per share:
Basic	18,180	16,775	17,878	16,480

Diluted	19,464	16,775	18,911	16,480

Net income (loss) per share:
Basic	$0.10	$(0.01)	$0.21	$(0.17)

Diluted	$0.09	$(0.01)	$0.19	$(0.17)

The following table denotes the number of outstanding stock options and warrants that have been excluded from the calculation of diluted net income per share as their effect would be anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Stock Options	859	5,275	1,418	5,098
Warrants	100	200	100	200

	959	5,475	1,518	5,298

Note 6—Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss, net of tax, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$1,765	$(241)	$3,684	$(2,835)
Other comprehensive income (loss):
Foreign currency translation adjustments	(306)	515	881	1,708

Comprehensive income (loss)	$1,459	$274	$4,565	$(1,127)

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

Tailored Solutions. The Tailored Solutions segment is a provider of solutions specifically designed for banking and financial institution customers. These solutions typically involve longer implementation periods and a significant level of professional services. Due to the customized nature of these products, revenue is generally recognized on a percentage of completion basis.

Each operating segment has a separate sales force and, periodically, a sales person in one operating segment will sell products and services that are typically sold within a different operating segment. In such cases, the transaction can be recorded by the operating segment to which the sales person is assigned. Accordingly, segment results can include the results of transactions that have been allocated to a specific segment based on the contributing sales resources, rather than the nature of the product or service. As an example, a long-term, percentage of completion contract with a financial institution could be reported under the Licensed Technology segment if the sales person of record is assigned to the sales force of that segment. Conversely, a transaction can be recorded by the operating segment primarily responsible for delivery to the customer, even if the sales person is assigned to a different operating segment.

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

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Revenues:
Licensed Technology	$18,717	$15,456	$52,519	$42,278
Outsourced Solutions	3,544	3,522	10,730	9,396
Tailored Solutions	2,227	2,589	6,937	8,019

Total revenues	$24,488	$21,567	$70,186	$59,693

Segment measure of profit (loss)
Licensed Technology	$2,373	$871	$5,624	$2,573
Outsourced Solutions	286	(110)	940	(707)
Tailored Solutions	(211)	(189)	(569)	(624)

Total measure of segment profit	$2,448	$572	$5,995	$1,242

A reconciliation of the measure of segment profit to GAAP operating income (loss) before provision for income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Segment measure of profit	$2,448	$572	$5,995	$1,242
Less:
Amortization of intangible assets	(707)	(866)	(2,349)	(3,368)
Stock compensation expense	—	(9)	(14)	(32)
In-process research and development	—	—	—	(789)
Add:
Other income, net	108	103	401	200

Income (loss) before provision for income taxes	$1,849	$(200)	$4,033	$(2,747)

The following depreciation expense amounts are included in the segment measure of profit (loss):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Depreciation expense:
Licensed Technology	$340	$290	$1,038	$854
Outsourced Solutions	191	192	583	579
Tailored Solutions	74	76	224	237

Total depreciation expense	$605	$558	$1,845	$1,670

Geographic Information

Revenues, based on the point of sales, not the location of the customer, by geographic area were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Revenues from unaffiliated customers:
United States	$11,538	$11,652	$33,850	$34,167
United Kingdom	12,592	9,567	35,150	24,677
Australia	358	348	1,186	849

Total revenues from unaffiliated customers	$24,488	$21,567	$70,186	$59,693

Long-lived assets, including intangible assets, which are based on geographical designation were as follows:

	March 31, 2005	June 30, 2004
	(in thousands)
Long-lived assets
United States	$22,109	$24,152
United Kingdom	18,008	17,731
Australia	166	106

Total long-lived assets	$40,283	$41,989

Note 8—Income Taxes

In the three and nine month periods ended March 31, 2005, the Company recorded tax expense of $84,000 and $349,000, respectively. The provision for income taxes in each of these periods consists of a small amount of US state income tax expense, which will be incurred irrespective of our net operating loss position in the US, and a provision for income taxes in Australia and the UK. In the three and nine month periods ended March 31, 2004, the Company recorded tax expense of $41,000 and $88,000, respectively, consisting of a small amount of US state income tax expense and a provision for income taxes in Australia. The Company has provided a valuation allowance for the majority of its deferred tax assets as it has concluded that it is more likely than not that these assets will not be realized. A portion of this valuation allowance pertains to deferred tax assets established in connection with purchase business combinations. To the extent that this portion of the valuation allowance is reversed in the future, goodwill will be reduced.

Note 9—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$15,154	$(13,545)	$1,609
Customer related	7,584	(3,004)	4,580

Total	$22,738	$(16,549)	6,189

Unamortized intangible assets:
Goodwill			26,965

Total intangible assets			$33,154

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$14,944	$(12,479)	$2,465
Customer related	7,496	(1,503)	5,993

Total	$22,440	$(13,982)	8,458

Unamortized intangible assets:
Goodwill			26,228

Total intangible assets			$34,686

Estimated amortization expense for the current fiscal year and each of the five succeeding fiscal years, is as follows:

In thousands
2005	$3,067
2006	2,165
2007	1,379
2008	721
2009	533
2010	266

The amounts above do not include any estimates associated with the HMSL acquisition, as the purchase price allocation for this acquisition has not been completed.

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

Note 10 – Credit Facility

In May 2005, the Company extended, through March 26, 2007, its Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $3 million and requires the Company to maintain certain financial covenants Borrowings under the Credit Facility are secured by substantially all US owned assets of the Company, bear interest at the bank’s prime rate (5.75% at March 31, 2005) and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At March 31, 2005, a $2 million letter of credit had been issued to the Company’s landlord as part of a lease amendment for its corporate headquarters. There were no borrowings under the Credit Facility as of March 31, 2005.

In February 2005, the Company’s subsidiary, Bottomline Europe, renewed through December 31, 2005 its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (4.75% at March 31, 2005) plus 2% and are due on the expiration date of the Overdraft Facility. There were no outstanding borrowings under this Overdraft Facility at March 31, 2005.

Note 11 – Commitments

In December 2004, Bottomline Europe entered into a contract with a vendor to provide software installation services to certain Bottomline Europe customers. Under the terms of the arrangement, Bottomline Europe has agreed to a minimum purchase commitment of £450,000 (approximately $850,000 based on exchange rates in effect at March 31, 2005) from this vendor. The services procured by Bottomline Europe will be used to supplement the Company’s existing professional services team with respect to UK product installations. In the event that Bottomline Europe has not expended the minimum purchase commitment by June 30, 2006, any remaining, unused amount is due and payable to the vendor. As of March 31, 2005, Bottomline Europe had expended approximately £75,000 under this arrangement (approximately $142,000). The Company believes that it will satisfy the minimum commitment through ongoing operations, and accordingly has not accrued for any amount beyond the actual costs of services rendered by the vendor as of March 31, 2005.

Note 12 - Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS 123R). Under SFAS 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated impact of such awards is no longer an alternative to financial statement recognition. SFAS 123R is effective for public companies in the first annual reporting period beginning after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS 123R effective July 1, 2005, the first quarter of its 2006 fiscal year.

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

The Company expects the adoption of SFAS 123R to have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted, but are likely to be granted prior to the July 1, 2005 adoption date. The expense associated with these future awards can only be determined based on factors such as the price of the Company’s common stock, volatility of the Company’s stock price and risk-free interest rates as measured at the grant date. However, the Company’s historic financial statements, as well as the financial results for the three and nine months ended March 31, 2005, are relevant data points for gauging the potential level of expense that might be recorded in future periods. Based on these results, the Company estimates that quarterly and annual compensation costs, after the adoption of SFAS 123R, could increase by $2 million and $8 million, respectively. There can be no assurance that the actual expense recognition upon adoption of SFAS 123R will not exceed these estimates.

Note 13 -Subsequent Events

On April 27, 2005, the Company acquired all of the outstanding stock of HMSL Group, Ltd. (“HMSL”). HMSL is a services company that provides organizations with the ability to streamline financial processes by outsourcing the front-end of their accounts payable function. HMSL’s outsourced offerings will complement the Company’s existing product set. The HMSL offerings will be made available to the Company’s existing UK based customers and will ultimately be extended to the Company’s global customer base. HMSL has operations in the United Kingdom.

The initial purchase consideration for HMSL is approximately $9.7 million consisting of approximately $7.6 million of cash and $2.1 million of the Company’s common stock. HMSL results will be included in the Company’s results from the acquisition date forward.

The Company is in the early stages of making preliminary assessments of the purchase price allocation, however it is likely that a significant portion of the purchase price will be allocated to intangible assets. Specifically identifiable intangible assets arising from the acquisition that have finite useful lives will be amortized, with the majority of amortization expense expected to occur within a three to five year period.

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

For the first nine months of fiscal 2005, our revenue increased to $70.2 million from $59.7 million in the same period of the prior year. The revenue increase was principally attributable to internal growth being driven largely by the BACSTEL-IP opportunity in the UK, increases in the foreign exchange rate in the UK and a full nine months of revenue from Createform. We derived approximately one half of our revenue through our international operations, of which the majority was from our Bottomline Europe subsidiary. We expect further revenue growth through market opportunities such as the BACSTEL-IP conversion, which refers to the payments technology upgrade mandated by UK BACS (Bankers Automated Clearing Services), currently underway in the United Kingdom and the continued market adoption of our Legal eXchange product, which we are presently marketing only in the US.

We had net income of $3.7 million in the nine months ended March 31, 2005 compared to a net loss of $2.8 million in the nine months ended March 31, 2004. This increase in net income was principally due to improvements in the operating results of our Licensed Technology and Outsourced Solutions segments, decreases in amortization expense, the absence of in-process research and development charges in the nine months ended March 31, 2005 and an increase in the foreign exchange rate in the UK. The results for the nine months ended March 31, 2005 include approximately $2.4 million of acquisition-related charges in the form of amortization of intangible assets of $2.3 million and stock compensation expense of approximately $14,000. We expect net income to be between $1.5 million and $1.7 million during the remaining three months of the fiscal year.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS 123R). Under SFAS 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated impact of such awards is no longer an alternative to financial statement recognition. SFAS 123R is effective for public companies in the first annual reporting period beginning after June 15, 2005. Accordingly, we will adopt the provisions of SFAS 123R effective July 1, 2005, the first quarter of our 2006 fiscal year.

There are two transition alternatives for public companies adopting the statement: the modified prospective method and the modified retrospective method. Under the modified prospective method, companies are required to recognize compensation cost for share-based payments to employees, based on the grant date estimate of fair value, from the beginning of the fiscal period in which the recognition provisions of SFAS 123R are first applied. Prior period financial information would not be restated under this method. Under the modified retrospective method, companies would restate prior periods to include the recognition of compensation cost based on amounts previously reported in the proforma disclosures relating to stock based compensation under the existing requirements of SFAS 123, “Accounting for Stock-Based Compensation”, such as is presented in Note 2 to our unaudited financial statements. We have not yet determined which method of adoption we will elect.

We expect the adoption of SFAS 123R to have a material effect on our financial statements, in the form of additional compensation expense, on a quarterly and annual basis. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that we have not yet granted, but are likely to grant prior to the July 1, 2005 adoption date. The expense associated with these future awards can only be determined based on factors such as the price of our common stock, volatility of our stock price and risk-free interest rates as measured at the grant date. However, our historic financial statements, as well as our financial results for the three and nine months ended March 31, 2005, are relevant data points for gauging the potential level of expense that might be recorded in future periods. Based on these results, we estimate that quarterly and annual compensation costs, after the adoption of SFAS 123R, could increase by $2 million and $8 million, respectively. There can be no assurance that the actual expense recognition upon adoption of SFAS 123R will not exceed these estimates.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimates, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

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

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenues by segment

Our three reportable segments are: Licensed Technology, Outsourced Solutions and Tailored Solutions. The following table provides our revenues by segment:

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Licensed Technology	$18,717	76.4	$15,456	71.7	$3,261	21.1
Outsourced Solutions	3,544	14.5	3,522	16.3	22	0.6
Tailored Solutions	2,227	9.1	2,589	12.0	(362)	(14.0)

	$24,488	100.0	$21,567	100.0	$2,921	13.5

Licensed Technology. The revenue increase in dollars and as a percentage of revenues was primarily due to an increased volume of BACSTEL-IP software sales and associated professional services in the UK, an increase in the foreign currency exchange rate in the UK, and an increase in revenue from Createform products and services. We expect revenue for the Licensed Technology segment to increase in absolute dollars due to the opportunities created by the continued rollout of the BACSTEL-IP standard in the UK.

Outsourced Solutions. The revenue increase in dollars was primarily due to an increase in services revenue generated from customers who utilize our Legal eXchange product in the US, partially offset by a decrease in revenues associated with our outsourced payment offering in the UK. We expect revenue for the Outsourced Solutions segment to increase in absolute dollars during the remainder of the fiscal year based on our implementation during the quarter ended March 31, 2005 of a major Legal eXchange customer.

Tailored Solutions. The revenue decrease in dollars and as a percentage of revenues was due to the absence of a large project during the quarter of the current year that was present during the quarter of the prior year. We expect revenue for the Tailored Solutions segment to increase in absolute dollars during the remainder of the fiscal year as contracts in the production backlog are completed.

Revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$4,629	18.9	$3,598	16.7	$1,031	28.7
Service and maintenance	15,540	63.5	13,801	64.0	1,739	12.6
Equipment and supplies	4,319	17.6	4,168	19.3	151	3.6

Total revenues	$24,488	100.0	$21,567	100.0	$2,921	13.5

Software Licenses. The increase in software license revenues in dollars and as a percentage of revenues was due principally to the increase in BACSTEL-IP license revenues in the UK and an increase in the foreign currency exchange rate in the UK. We expect that software license revenues will continue to increase in absolute dollars during the remainder of the fiscal year.

Service and Maintenance. The increase in service and maintenance revenues in dollars was due principally to an increase in professional services generated in the UK related to the BACSTEL-IP initiative and an increase in the foreign currency exchange rate in the UK. Service and maintenance revenues also increased as a result of increases in professional services revenue associated with a large software implementation project in the US. We expect that service and maintenance revenues will continue to increase in absolute dollars during the remainder of the fiscal year.

Equipment and Supplies. Although equipment and supplies revenues increased in dollars, such revenues declined as a percentage of revenues. The percentage decrease was due to our de-emphasis in both the US and UK on sales efforts for lower margin products and the continued migration of US and UK customers to our web-based products and solutions, which are not equipment and supplies intensive. The dollar increase was due in part to an increase in the foreign currency exchange rate in the UK. We expect that equipment and supplies revenues will stay relatively constant, as a percentage of revenues, during the remainder of the fiscal year.

Cost of revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$492	2.0	$456	2.1	$36	7.9
Service and maintenance	6,931	28.3	5,925	27.5	1,006	17.0
Equipment and supplies	3,265	13.3	3,406	15.8	(141)	(4.1)

Total cost of revenues	$10,688	43.6	$9,787	45.4	$901	9.2

Gross profit	$13,800	56.4	$11,780	54.6	$2,020	17.1

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs improved slightly as a percentage of software license revenues to 10.6% of software license revenues in the three months ended March 31, 2005 compared to 12.7% in the three months ended March 31, 2004. The improvement in software license costs as a percentage of software license revenues was due to a decrease in third party software license royalties. We expect that software license costs will remain consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 44.6% of service and maintenance revenues in the three months ended March 31, 2005 compared to 42.9% of service and maintenance revenues in the three months ended March 31, 2004. The increase in service and maintenance costs in absolute dollars was attributable to higher professional services revenues and a corresponding increase in external professional services costs in the UK as a result of increased software license deployments. The increase was also due in part to an increase in the foreign currency exchange rate in the UK. We expect that service and maintenance costs will remain constant, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 75.6% of equipment and supplies revenues in the three months ended March 31, 2005 from 81.7% of equipment and supplies revenues in the three months ended March 31, 2004. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to an improvement in margin on US sales as a result of our focus on higher yield orders and as a result of decreases in delivery-related costs in the UK which typically carry no gross margin. We expect that equipment and supplies costs will remain relatively constant, as a percentage of equipment and supplies revenues, for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$6,012	24.5	$5,474	25.4	$538	9.8
Product development and engineering	2,298	9.4	2,429	11.3	(131)	(5.4)
Stock compensation expense	—	—	9	—	(9)	(100.0)
General and administrative	3,042	12.4	3,305	15.3	(263)	(8.0)
Amortization of intangible assets	707	2.9	866	4.0	(159)	(18.4)

Total operating expenses	$12,059	49.2	$12,083	56.0	$(24)	(0.2)

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. The increase in sales and marketing expenses was principally attributable to increases in sales commissions associated with Bottomline Europe as a result of increased revenue associated with the BACSTEL-IP product and an increase in the foreign currency exchange rate in the UK, partially offset by a decrease in salaries, commissions and employee related costs in the US as a result of lower head count. We expect that sales and marketing expenses will remain relatively constant as a percentage of revenues during the remainder of the fiscal year.

Product Development and Engineering. Product development and engineering expenses remained consistent on a quarter over quarter basis and consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. We expect that product development and engineering expenses will remain consistent, as a percentage of revenues, during the remainder of the fiscal year.

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for operations and finance employees and legal and accounting services. The decrease in general and administrative expenses was primarily due to decreases in certain facilities costs and decreases in external professional services costs in the US, offset in part by an increase in the foreign currency exchange rate. We expect that general and administrative costs will remain relatively constant, as a percentage of revenues, during the remainder of the fiscal year.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are typically higher in the early periods of an asset’s estimated life. The decrease in amortization expense in the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004, is due to a decrease in amortization rates as certain intangible assets have aged, offset in part by an increase in the foreign currency exchange rate in the UK. We expect that amortization expense for fiscal 2005 will approximate $3.1 million, excluding the impact of any amounts associated with the HMSL acquisition, which is in the initial stage of a preliminary purchase price allocation.

Provision for Income Taxes. The increase in income tax expense from $41,000 to $84,000 is primarily due to a provision for income taxes in the UK. We began to generate taxable income in the UK during fiscal year 2005.

Nine Months Ended March 31, 2005 Compared to the Nine Months Ended March 31, 2004

Revenues by segment

Our three reportable segments are: Licensed Technology, Outsourced Solutions and Tailored Solutions. The following table represents our revenues by segment:

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Licensed Technology	$52,519	74.8	$42,278	70.8	$10,241	24.2
Outsourced Solutions	10,730	15.3	9,396	15.7	1,334	14.2
Tailored Solutions	6,937	9.9	8,019	13.5	(1,082)	(13.5)

	$70,186	100.0	$59,693	100.0	$10,493	17.6

Licensed Technology. The revenue increase in dollars and as a percentage of revenues was primarily due to a full nine months of revenue contribution from Createform in the period ending March 31, 2005, an increased volume of BACSTEL-IP software sales and associated professional services in the UK and an increase in the foreign currency exchange rate in the UK. This increase was partially offset by a decrease in the sales of some of our legacy payments products in the US.

Outsourced Solutions. The revenue increase in dollars was primarily due to the increase in service revenue generated from customers who utilize our Legal eXchange product in the US offset in part by a decrease in revenue associated with our outsourced payment offering in the UK.

Tailored Solutions. The revenue decrease in dollars and as a percentage of revenues was primarily due to the completion of several large customer projects during fiscal 2005.

Revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$13,649	19.5	$10,740	18.0	$2,909	27.1
Service and maintenance	44,724	63.7	36,741	61.5	7,983	21.7
Equipment and supplies	11,813	16.8	12,212	20.5	(399)	(3.3)

Total revenues	$70,186	100.0	$59,693	100.0	$10,493	17.6

Software Licenses. The increase in software license revenues in dollars and as a percentage of revenues was due principally to an increase in BACSTEL-IP license revenues in the UK, a full nine months of revenue contribution from Createform, and an increase in the foreign currency exchange rate in the UK. This increase was partially offset by a decrease in license fees from some of our legacy payment products in the US.

Service and Maintenance. The increase in service and maintenance revenues in dollars and as a percentage of revenues was due to a full nine months of revenue contribution from Createform, an increase in professional service revenues in the UK related to the BACSTEL-IP initiative, an increase in transaction revenues generated from customers who utilize our Legal eXchange products in the US and an increase in the foreign currency exchange rate in the UK. This increase in service and maintenance revenues was partially offset by a decrease in the professional services associated with certain of our legacy payment products in the US.

Equipment and Supplies. The decrease in equipment and supplies revenues in dollars and as a percentage of revenues was principally due to the de-emphasis on sales efforts for our lower margin products and the continued migration of US and UK customers to our web-based products and solutions, which are not equipment and supplies intensive. This revenue decrease was offset in part by an increase in the foreign currency exchange rate in the UK.

Cost of revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$1,868	2.7	$1,310	2.2	$558	42.6
Service and maintenance	19,028	27.1	16,213	27.2	2,815	17.4
Equipment and supplies	8,970	12.8	9,872	16.5	(902)	(9.1)

Total cost of revenues	$29,866	42.6	$27,395	45.9	$2,471	9.0

Gross profit	$40,320	57.4	$32,298	54.1	$8,022	24.8

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased to $1.9 million, representing 13.7% of software license revenues in the nine months ended March 31, 2005 compared to 12.2% in the nine months ended March 31, 2004. The increase in software license cost of revenues was primarily due to the cost of third party software incorporated into and sold with our banking software product in a large transaction in the UK during the quarter ended September 30, 2004 and, to a lesser degree, an increase in the foreign currency exchange rate in the UK.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 42.5% of service and maintenance revenues in the nine months ended March 31, 2005 compared to 44.1% of service and maintenance revenues in the nine months ended March 31, 2004. The increase in service and maintenance costs was attributable to a full nine months of expense contribution from Createform, an increase in external professional services costs in the UK as a result of increased software license deployments and an increase in the foreign currency exchange rate in the UK.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 75.9% of equipment and supplies revenues in the nine months ended March 31, 2005 compared to 80.8% of equipment and supplies revenues in the nine months ended March 31, 2004. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable primarily to decreases in delivery related costs in the UK, which typically carry no gross margin, and an improvement in the gross margin yield on certain US products.

Operating Expenses

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$17,806	25.4	$15,484	25.9	$2,322	15.0
Product development and engineering:
Product development and engineering	7,170	10.2	6,962	11.7	208	3.0
In-process research and development	—	—	789	1.3	(789)	(100.0)
Stock compensation expense	14	—	32	0.1	(18)	(56.3)
General and administrative	9,349	13.3	8,610	14.4	739	8.6
Amortization of intangible assets	2,349	3.4	3,368	5.6	(1,019)	(30.3)

Total operating expenses	$36,688	52.3	$35,245	59.0	$1,443	4.1

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. The increase in sales and marketing expenses was principally attributable to a full nine months of expense contribution from Createform, increases in commissions costs in the UK as a result of increased revenue associated with the BACSTEL-IP product and an increase in the foreign currency exchange rate in the UK. The increase was partially offset by a decrease in US sales and marketing costs as a result of lower headcount.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses is attributable to a full nine months of expense contribution from Createform and, to a lesser extent, an increase in the foreign currency exchange rate in the UK.

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

Amortization of Intangible Assets. The decrease in amortization expense was due principally to certain intangible assets that became fully amortized in the nine months ended March 31, 2005, partially offset by an increase in the foreign currency exchange rate in the UK.

Provision for Income Taxes. The increase in income tax expense from $88,000 to $349,000 is primarily due to a provision for income taxes in the UK. We began to generate taxable income in the UK during fiscal year 2005.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	Nine Months Ended March 31,
	2005	2004
	(in thousands)
Cash provided by operating activities	$10,929	$1,529

	March 31, 2005	June 30, 2004
	(in thousands)
Cash, cash equivalents and marketable securities	$38,398	$25,015
Working capital	27,449	17,264
Long-term debt	—	—

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock.

We have generated positive operating cash flows in the first nine months of the current fiscal year and in each of our last three completed fiscal years. We believe that the cash generated from our operations and the cash, cash equivalents and marketable securities on hand, particularly given that we have no long-term debt obligations, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would be subject to the required approval of our board of directors, any required approval of our stockholders and potentially bank or regulatory approval. On April 27, 2005 we acquired HMSL, a UK based services company for approximately $9.7 million which consisted of cash consideration of $7.6 million and $2.1 million of our common stock. We do not believe that this acquisition will significantly alter our overall liquidity position. We also may undertake additional business or asset acquisitions.

Operating Activities

	Nine Months Ended March 31,
	2005	2004
	(in thousands)
Net income (loss)	$3,684	$(2,835)
Non-cash adjustments	4,283	5,891
Changes in working capital	2,962	(1,527)

Net cash provided by operating activities	$10,929	$1,529

Net cash provided by operating activities for the nine months ended March 31, 2005 was primarily due to the Company’s improvement from a net loss to a net income position and an increase in deferred revenue. Net cash provided by operating activities for the nine months ended March 31, 2004 was due to non-cash adjustments including amortization of intangibles, in-process research and development, and depreciation and amortization of property and equipment.

Investing Activities

	Nine Months Ended March 31,
	2005	2004
	(in thousands)
Purchases of marketable securities, net	$(10,285)	$(3,515)
Purchases of property and equipment, net	(1,515)	(1,413)
Acquisition of businesses and assets, net of cash acquired	—	(2,819)

Net cash used in investing activities	$(11,800)	$(7,747)

Cash was primarily used in the nine months ended March 31, 2005 to acquire high quality marketable securities, and, to a lesser extent, to acquire property and equipment. Cash was primarily used in the nine months ended March 31, 2004 to acquire high quality marketable securities, to acquire Createform and to acquire property and equipment. We expect to incur capital expenditures during the remainder of the fiscal year 2005 consistent with, on average, the level of capital expenditures incurred during the fiscal year to date. However, we expect cash used for investing activities to significantly increase on an overall basis during the remainder of the fiscal year as a result of our acquisition of HMSL on April 27, 2005.

Financing Activities

	Nine Months Ended March 31,
	2005	2004
	(in thousands)
Proceeds from exercise of stock options and employee stock purchase plan	$3,476	$2,342
Proceeds from exercise of stock warrants	425	—
Repurchase of common stock	—	(367)
Payment of principal on long-term debt	—	(253)
Payment of bank financing fees	—	(25)
Payment of debt assumed upon acquisition	—	(331)

Net cash provided by financing activities	$3,901	$1,366

Net cash provided by financing activities for the nine months ended March 31, 2005 was the result of proceeds received from the exercise of stock options and the exercise of options under our employee stock purchase plan and the exercise of a warrant to purchase 100,000 shares of our common stock at a price of $4.25 per share. Net cash provided by financing activities for the nine months ended March 31, 2004 was primarily the result of the exercise of stock options and the exercise of options under the employee stock purchase plan, partially offset by the repurchase of our common stock under the repurchase plan authorized by our board of directors in July 2002 and the payment of debt assumed in prior acquisitions.

Commitments

In December 2004, Bottomline Europe entered into a contract with a vendor to provide software installation services to certain of our customers. Under the terms of the arrangement, Bottomline Europe has agreed to a minimum purchase commitment of £450,000 (approximately $850,000 based on exchange rates in effect at March 31, 2005) from this vendor. In the event that we have not expended the minimum purchase commitment by June 30, 2006, any remaining, unused amount is due and payable to the vendor. As of March 31, 2005, we had expended approximately £75,000 under this arrangement (approximately $142,000).

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

Off-Balance Sheet Arrangements

During the three and nine months ended March 31, 2005, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At March 31, 2005, the carrying value of our goodwill and our other intangible assets was $27.0 million and $6.2 million, respectively. While we reviewed our goodwill during our fourth quarter of fiscal year 2004 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2002, our board of directors announced that it had authorized a repurchase program, for the repurchase of up to $3.0 million of our common stock. At March 31, 2005, we had repurchased 242,650 shares at an average repurchase price of $5.79 per share. The approximate remaining dollar value of shares available for repurchase under this program is $1.6 million. Unless terminated earlier by our board of directors, the program will expire when we have repurchased all shares authorized for repurchase under the program.

During the three months ended March 31, 2005, we did not repurchase any shares under this program.

Item 6. Exhibits

See the Exhibit Index on page 31 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: May 6, 2005	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Number Description
10.1	Fourth Loan Modification Agreement dated May 4, 2005 between Registrant and Silicon Valley Bank

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer