Form 10-K/A
period 2004-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2005-06-02
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

AMENDMENT NO. 2

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No.2 to Annual Report on Form 10-K/A is being filed to amend our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 14, 2004, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 23, 2004, to delete any reference to third party valuations in connection with fair value estimates associated with goodwill and intangible assets, including our annual impairment tests of goodwill.

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

We were required to calculate the fair value of our reporting units in connection with the impairment review. The principal component of each fair value calculation is the determination of discounted future cash flows, and there are a number of variables that we considered for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process, and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. The particularly sensitive components of these estimates include, but are not limited to:

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

Valuation of Acquired Intangible Assets

In connection with our acquisition of Createform in September 2003 and our acquisition of Albion Business Machines Ltd. (ABM) in May 2004, we recorded in-process research and development charges of $789,000 and $53,000, and recorded several other intangible assets relating to acquired core technology and customer related intangible assets. The valuation process used to calculate the values assigned to the in-process research and development and the acquired intangible assets is complex and involves significant estimates relative to our financial projections. The principal component of the valuation process is the determination of discounted future cash flows, and there are a number of variables that we considered for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process, and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process normally require a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements—see “Index to Financial Statements”	34

(2)	Financial Statement Schedule for the Years Ended June 30, 2002, 2003 and 2004: Schedule II—Valuation and Qualifying Accounts	33

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A1 Group of Companies (The) Limited

In May 2003, Bottomline Europe acquired certain assets and assumed certain liabilities of the A1 Group of Companies (The) Limited (“A1”). A1 provides electronic funds transfer software and payment managed services to the UK market. The initial purchase consideration, as measured at exchange rates in effect at the date of acquisition, was approximately $504,000. In addition to the initial purchase consideration, contingent consideration of $125,000, based on exchange rates in effect when paid in December 2003, was paid to A1 shareholders. The value of the contingent consideration was recorded as a component of the acquired customer related intangible assets. The total purchase price consisted of $427,000 in cash, $151,000 in liabilities assumed and $51,000 in transaction costs. As a result of the acquisition, the Company recorded intangible assets, including the impact of contingent consideration, of approximately $626,000, consisting of $536,000 of customer related intangible assets and $90,000 of core technology, which are being amortized over three, two and a half and three years, respectively.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Albion Business Machines Ltd (ABM)

In May 2004, Bottomline Europe acquired certain assets and assumed certain liabilities of Albion Business Machines Ltd. (ABM), a software company whose products allow customers to make electronic payments through the BACSTEL IP format in the UK. The ABM acquisition is expected to increase the Company’s customer base and broaden its existing BACSTEL IP product offerings in the UK. The initial purchase consideration was approximately $2,740,000 based on exchange rates in effect at the date of the acquisition. The total purchase price consisted of 300,000 shares of our common stock with a value of approximately $2,319,000, cash of $303,000 and transaction costs. In addition to the initial purchase consideration, contingent consideration of approximately $245,000 in cash (based on the exchange rate at September 7, 2004) will be paid to the ABM shareholders in September 2004, after the conclusion of a detailed review and evaluation of ABM’s customer lists and customer contracts acquired. The value of the additional consideration will be recorded as a component of goodwill upon issuance. As a result of the acquisition, the Company recorded, excluding the impact of contingent consideration, intangible assets of approximately $3,071,000, consisting of $1,505,000 of customer related intangible assets, $268,000 of core technology and $1,298,000 of goodwill. The finite lived intangible assets, customer related intangible assets and core technology are being amortized over their estimated useful lives of five years. Also, in connection with the

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition of ABM, the Company recorded an in-process research and development charge of $53,000, which represented purchased in-process research and development that had not reached technological feasibility. ABM’s operating results were included in the Company’s operating results from the acquisition date forward. Since ABM had only limited operations prior to the acquisition, pro forma information has not been included.

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated weighted-average fair value of options granted during fiscal years ended June 30, 2002, 2003, and 2004 was $6.04, $4.28 and $6.81. The following table presents weighted-average price and life information about significant option groups outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands, except per share data)
$ 2.33 -$ 5.40	1,171	7.56 years	$4.37	714	$3.92
$ 5.51 -$ 8.19	1,460	7.37 years	7.39	771	7.60
$ 8.30 -$ 10.00	1,034	8.98 years	9.40	115	9.90
$10.18-$ 14.31	755	6.18 years	12.96	729	13.05
$14.75-$ 31.50	366	5.48 years	23.02	361	22.98
$32.06-$ 59.00	277	5.58 years	39.45	264	39.69

	5,063			2,955	$12.90

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOTTOMLINE TECHNOLOGIES (DE), INC.

By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan Chief Financial Officer and Treasurer

Date: June 2, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated By-Laws of the Registrant

4.1(1)	Specimen Certificate for Shares of Common Stock

10.1(1)#	1989 Stock Option Plan, as amended, including form of stock option agreement for incentive and non-statutory stock options.

10.2(1)#	Amended and Restated 1997 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options.

10.3(1)#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.

10.4(1)#	1998 Employee Stock Purchase Plan.

10.5(1)	First Amendment and Restatement of Stock Rights and Voting Agreement, as amended.

10.6(1)	Second Stock Rights Agreement, as amended.

10.7(1)	Lease dated November 28, 1994, between the Registrant and Wenberry Associates LLC.

10.8(2)	Share Purchase Agreement between the Persons named in column (A) of Schedule 1 thereto and the Registrant dated August 28, 2000.

10.9(2)	Form of Loan Note issued to the Persons named in column (A) of Schedule 1 of Share Purchase Agreement between the Persons named in column (A) of Schedule 1 thereto and the Registrant dated August 28, 2000.

10.10(2)	Stock Purchase Agreement by and among the Registrant, Flashpoint, Inc. and Eric Levine dated August 28, 2000.

10.11(3)	Common Stock Purchase Warrant for 324,000 shares of common stock, $.001 par value of the Registrant, issued to Citibank, N.A. on April 4, 2000.

10.12(3)	Common Stock Purchase Warrant for 307,882 shares of common stock, $.001 par value of the Registrant, issued to Nevada Bond Investment Corp. II on June 9, 2000.

10.13(3)	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp

10.14(3)	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.

10.15(3)	Lease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.

10.16(4)	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.

10.17(5)#	2000 Employee Stock Purchase Plan.

10.18(6)	Form of Indemnification Letter dated as of September 21, 2000.

10.19(7)	Form of Letter Agreement, dated April 26, 2001, to former stockholders of Checkpoint Holdings, Ltd. retiring promissory notes issued by Bottomline on August 28, 2000.

10.20(8)#	Letter Agreement dated as of June 1, 2001 between the Registrant and Mr. McGurl amending the Employment Agreement of Mr. McGurl dated as of December 3, 1998.

10.21(9)	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.

10.22(9)	Common Stock Purchase Warrant for 100,000 shares of common stock, $.001 par value of the Registrant, issued to 325 Corporate Drive II, LLC as of October 1, 2001.

10.23(10)*	Loan and Security Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.24(10)	Negative Pledge Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.25(10)	Committed Business Overdraft Facility dated as of December 18, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

Exhibit No.	Description
10.26(10)	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.27(10)	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.28(11)	Stock Purchase Agreement, dated January 8, 2002, by and among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO Gmbh & Co. KG and the Stockholders named on Schedule I thereto.

10.29(11)	Registration Rights Agreement, dated January 15, 2002, among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO Gmbh & Co. KH.

10.30(12)	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.

10.31(12)#	Service Agreement of Mr. Fortune dated as of March 11, 1999.

10.32(13)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.

10.33(13)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.

10.34(13)	First Loan Modification Agreement dated as of December 31, 2002 between the Registrant and Silicon Valley Bank.

10.35(13)	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.

10.36(14)	Stock Purchase Agreement dated March 20, 2003, by and among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. KG.

10.37(15)	Agreement and Plan of Merger, dated as of September 15, 2003, by and among Bottomline Technologies (de), Inc., Create!form Acquisition Corporation, Create!form International, Inc., the Principals (as defined therein), the Stockholder Representatives (as defined therein) and the Company Stockholders (as defined therein).

10.38 (16)#	Letter Agreement between Daniel McGurl and Bottomline Technologies (de), Inc. dated August 28, 2003.

10.39 (16)#	Retention Agreement between Chris Bishop and Bottomline Technologies (de), Inc. dated September 12, 2002.

10.40(17)	Second Loan Modification Agreement dated as of January 19, 2004 between the Registrant and Silicon Valley Bank.

10.41(17)	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland.

21.1(4)	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1(4)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2(4)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

31.3(18)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.4(18)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer .

31.5	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).

31.6	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith).

32.1(4)	Section 1350 Certification of Principal Executive Officer.

32.2(4)	Section 1350 Certification of Principal Financial Officer.

32.3(18)	Section 1350 Certification of Principal Executive Officer.

32.4(18)	Section 1350 Certification of Principal Financial Officer.

32.5	Section 1350 Certification of Principal Executive Officer (filed herewith).

32.6	Section 1350 Certification of Principal Financial Officer (filed herewith).

*	Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form

10-K.

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-67309).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2000 (File No. 000-25259).
(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000 (File No. 000-25259).
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2004 (File No. 000-25259).
(5)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-25259) filed on October 18, 2000.
(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2000.
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended March 31, 2001.
(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2001 (File No. 000-25259).
(9)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2001.
(10)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2001.
(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2002 (File No. 000-25259).
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002 (File No. 000-25259).
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2002.
(14)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended March 31, 2003.
(15)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 18, 2003 (File No. 000-25259).
(16)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2003.
(17)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2003.
(18)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the Fiscal Year Ended June 30, 2004 (File No. 000-25259).