Form 10-K
period 2005-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2005-09-12
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2004 was $192,646,459 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

There were 22,457,993 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Executive Officers and Other Key Employees of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2005, a definitive proxy statement for our annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

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

Item 1. Business.

Our Company

We provide software products and services for business payments and invoice management. Our solutions enable organizations to automate, manage, standardize and control transaction-based processes across the enterprise, particularly those that involve making payments, sending and receiving invoices, receiving payments, generating business documents and conducting electronic banking. We offer software designed to run on-site at the customer’s location as well as hosted solutions. Our software is sold on both a license and subscription basis.

Our software applications address the global payment and related process requirements of business enterprises, permitting them to achieve greater operating efficiency, increase visibility of the cash cycle and better comply with applicable regulations and standards. We support a broad range of global networks and payment standards, including Automated Clearing House (ACH), Financial Electronic Data Interchange (EDI), Fed Wire transfer, BACS (ACH for the UK), BACSTEL-IP and SWIFT, as well as new and evolving standards.

Our end-to-end products complement and leverage our customers’ existing information systems, accounting applications and banking relationships. As a result, our solutions can be deployed quickly and efficiently. To help our customers receive the maximum value from our products and meet their own particular needs, we also provide professional services for installation, training, consulting and product enhancement. Additionally, we offer our customers a broad range of equipment and supplies products that complement our software products.

Bottomline was originally organized as a New Hampshire corporation in 1989 and was reincorporated as a Delaware corporation in August 1997. We maintain our corporate headquarters in Portsmouth, New Hampshire and our international headquarters in Reading, England. We maintain a website with the address www.bottomline.com. Our website includes links to our Code of Business Conduct and Ethics, and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

Our Strategy

Our objective is to be the leading global provider of business payment and invoice management software solutions and services. Key elements of our strategy include the following:

•	Leveraging our market position to capitalize on growth opportunities in electronic payments and invoice management;

•	Aggressively pursuing the sale of hosted solutions and subscription-based pricing in order to increase our recurring revenue contribution;

•	Expanding our software functionality and product set to support a broader array of financial business processes;

•	Continuing to build our presence outside of North America and the United Kingdom by leveraging our experience with changing global payment standards;

•	Broadening our relationships with our existing customer base by selling existing applications, as well as newly-developed products; and

•	Pursuing strategic acquisitions that expand our geographical footprint or complement our product functionality.

Our Products and Services

Payments and Payments Lifecycle Management

We offer payment systems capable of producing a wide variety of domestic and international payment instructions along with consolidated bank reporting of cash activity, including ACH, EDI, Fed Wire transfer, BACS and BACSTEL-IP, as well as SWIFT messaging and paper checks in most currencies. Our products help customers reduce administrative expenses and strengthen control and fraud protection. Our web-based systems can gather and access via the Internet payment and bank account information, including account totals and detailed transaction data, providing improved workflow, financial reporting and bank communications. We also offer hosted solutions that allow our customers to outsource their payment processing.

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

Our legal bill receipt service, Legal eXchange, automates the receipt, reconciliation, review, approval and management of legal invoices. The Legal eXchange system incorporates a rules engine, helping to ensure that charges are in conformity with preset billing parameters.

Document Output and Archive Management

Our electronic document solution, Createform, offers advanced design, output formatting and delivery to allow organizations to streamline their business communications by replacing pre-printed forms with more efficient, attractive and cost-effective customized electronic documents. Our solutions allow customers to centrally manage, distribute and archive business documents such as invoices, checks, statements, purchase orders and other transactional documents. These products give customers the flexibility to select the most effective means of delivery, whether via the web, print, fax or archive, and to integrate these products with existing enterprise software applications.

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

Our Customers

We support over 9,000 customers, including 3,000 that access our payment and invoice automation capabilities through convenient subscription-based services. Our customers are in industries such as financial services, insurance, health care, technology, communications, education, media, manufacturing and government. We provide our products and services to approximately 60 of the Fortune 100 companies and 90 of the FTSE (Financial Times) 100 companies. Our customers include leading organizations such as British Airways, Cisco Systems, Citibank, GMAC and John Deere. Our solutions include a hosted offering that automates the receipt, review and approval of legal invoices used by American International Group, Liberty Mutual and Safeco Insurance, among others.

Our Competition

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

For corporate payment and invoicing solutions, we compete primarily with companies that provide a broad offering of electronic data interchange products, such as CheckFree, Pegasystems, Velosant and Edocs, companies that provide solutions to create, publish, manage and archive electronic documents, such as Adobe and Optio Software, and companies that offer electronic payment and laser check printing software and services, such as Payformance, MHC Associates, and ACOM Solutions in the US and Microgen, Albany Software Ltd., Access Europe and Eiger Systems Limited in the UK. To a lesser extent, we compete with providers of enterprise resource planning solutions and providers of traditional payment products, including check stock and check printing software and services. In addition, some financial institutions compete with us as outsourced check printing and electronic payment services for their customers.

For electronic banking, we primarily compete with companies such as S1 Corporation and Digital Insight that offer a wide range of financial services including electronic banking applications. We also encounter competition to a lesser degree from Metavante, SunGard, Fundtech and Politzer and Haney, as well as companies that provide traditional treasury workstation solutions.

In the legal billing market, we compete with a number of companies, including DataCert, CT Corporation, Visibillity and Allegient Systems.

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

Our Operating Segments

We organize our business by segments in order to maximize market opportunities. Our operating segments are organized principally by the type of products or services offered. We have aggregated similar operating segments into three reportable segments as follows:

Licensed Technology. Our Licensed Technology segment includes licensed software products that provide a range of financial process solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also includes an array of standard professional services and equipment and supplies that complement and enhance our core software products.

Outsourced Solutions. Our Outsourced Solutions segment provides customers with outsourced or hosted solutions offerings that facilitate payment processing and invoice receipt and presentment. Revenue for this segment is generally recognized on a per transaction basis or proportionately over the estimated life of the contract.

Tailored Solutions. Our Tailored Solutions segment includes solutions specifically designed for banking and financial institutions customers. These solutions typically involve longer implementation periods and generally require a significant level of professional services. Due to the customized nature of these products, revenue is normally recognized on a percentage of completion basis.

Each of our operating segments has a dedicated sales force and, periodically, a sales person in one operating segment will sell products or services that are typically sold within a different operating segment. In such cases, the transaction can be recorded by the operating segment to which the sales person is assigned. Accordingly, segment results can include the results of transactions that have been allocated to a specific segment based on the contributing sales resource, rather than the nature of the product or service. As an example, a long-term, percentage of completion contract with a financial institution could be reported under the Licensed Technology segment if the sales person of record is assigned to the sales force of that segment. Conversely, a transaction can be recorded by the operating segment primarily responsible for delivery to the customer, even if the sales person is assigned to a different operating segment.

Our chief operating decision makers assess performance based on segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis, and excludes acquisition-related expenses such as amortization of intangible assets, charges related to acquired in-process research and development and stock compensation expense associated with stock options assumed in prior business acquisitions. There are no inter-segment sales; accordingly the measure of segment revenue and profit or loss reflects only revenues from our external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments at predetermined rates that approximate cost.

Segment information for years prior to 2004 cannot be prepared without significant allocation of resources and expense. Accordingly, we are not disclosing segment information for years prior to 2004 as it is impracticable to do so. The following represents a summary of our reportable segments for the years ended June 30, 2004 and 2005.

	Fiscal Year Ended June 30
	2004	2005	Change from 2004
	(in thousands)
Revenues:
Licensed Technology	$58,721	$71,185	$12,464
Outsourced Solutions	14,099	16,156	2,057
Tailored Solutions	9,312	9,164	(148)

Total revenues	$82,132	$96,505	$14,373

Segment measure of profit (loss)
Licensed Technology	$4,302	$7,692	$3,390
Outsourced Solutions	(639)	2,102	2,741
Tailored Solutions	(1,040)	(762)	278

Total measure of segment profit	$2,623	$9,032	$6,409

A reconciliation of the measure of segment profit to our GAAP income (loss) for 2004 and 2005, before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2004	2005
	(in thousands)
Segment measure of profit	$2,623	$9,032
Less:
Amortization of intangible assets	(4,277)	(3,217)
Stock compensation expense	(41)	(14)
In-process research and development	(842)	—
Other income, net	288	444

Income (loss) before provision for income taxes	$(2,249)	$6,245

Financial Information About Geographic Areas

Revenues, based on the point of sales, not the location of the customer, are as follows:

	Fiscal Year Ended June 30,
	2003		2004		2005
	($ in thousands)
United States	$40,965	57.5%	$45,942	55.9%	$46,527	48.2%
United Kingdom	30,300	42.5%	34,883	42.5%	48,300	50.1%
Australia	—	—	1,307	1.6%	1,678	1.7%

Total	$71,265	100.0%	$82,132	100.0%	$96,505	100.0%

At June 30, 2005, long-lived assets of $21.6 million were located in the US, $24.9 million were located in the UK and $133,000 were located in Australia. At June 30, 2004, long-lived assets of $24.2 million were located in the US, $17.7 million were located in the UK and $106,000 were located in Australia.

A significant and growing percentage of our revenues have been generated by our international operations. Our future growth rates and success are in part dependent on our continued growth and success in international markets. As is the case with most international operations, the success and profitability of these operations is subject to numerous risks and uncertainties including currency exchange rate fluctuations that are not hedged currently. A number of other factors could also have a negative effect on our business and results from operations outside the US, including different regulatory and industry standards and certification requirements; reduced protection for intellectual property rights in some countries; import or export licensing requirements; the complexities of foreign tax jurisdictions; and difficulties and costs of staffing and managing our foreign operations.

Sales and Marketing

As of June 30, 2005, we employed 65 sales executives worldwide, of whom 31 were focused on the Americas markets, 31 were focused on European markets and 3 were focused on Asia Pacific markets. We market and sell our products directly through our sales forces and indirectly through channel partners and reseller relationships. We market and sell our products domestically and internationally with a focus on the UK and, to a lesser degree, Australia. We also maintain an inside sales group, which provides a lower-cost channel into maintaining existing customers and expanding our customer base.

Product Development and Engineering

Our product development and engineering organization included 79 employees as of June 30, 2005. We have three primary development groups: software engineering, quality assurance and technical support. We spent $10.1 million, $9.3 million, and $9.4 million on product development and engineering costs in fiscal years 2003, 2004 and 2005.

Our software engineers have substantial experience in advanced software development techniques as well as extensive knowledge of the complex processes involved in business payment and invoicing systems. Our engineers participate in the Microsoft Developer Network, IBM Partner World for Developers, and the Oracle Partner Developer Program. They maintain extensive knowledge of software development trends and best practices. Our technology focuses on providing business solutions utilizing industry standards, providing a path for extendibility and scalability of our products. Security, control and fraud prevention, as well as data management and information reporting, are priorities in the technology we develop and deploy.

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

Backlog

At the end of fiscal year 2005, our backlog was $45.1 million, including deferred revenues of $22.2 million. At the end of fiscal year 2004, our backlog was $38.5 million, including deferred revenues of $17.6 million. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that backlog at any point in time will translate into revenue in any subsequent period. However, we estimate that approximately 90% of our deferred revenues and 65% to 75% of our backlog will be recognized as revenue in fiscal year 2006.

Proprietary Rights

We rely upon a combination of patents, copyrights, trademarks and trade-secret laws to establish and maintain proprietary rights in our technology and products. We had 34 active patent applications relating to our products as of June 30, 2005. We have been awarded four patents and expect to receive others. We intend to continue to file patent applications as we develop new technologies.

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

Employees

As of June 30, 2005, we had 475 full-time employees, 166 of whom were in sales and marketing, 152 of whom were in customer support, 79 of whom were in development and 78 of whom were in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that employee relationships are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and managerial personnel in a highly competitive market.

Item 2. Properties.

We currently lease approximately 65,000 square feet of office space at our corporate headquarters in Portsmouth, New Hampshire under a lease that expires in 2012. We also occupy approximately 20,000 square feet of leased domestic offices in Great Neck, New York and Waltham, Massachusetts.

We own approximately 16,000 square feet of office space in Reading, England and occupy approximately 28,000 square feet of leased international office space in Hertford, Reading, London, and Manchester, England, Belfast, Ireland and Melbourne and Sydney, Australia.

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

In July 2002, Bottomline, Daniel M. McGurl and Robert A. Eberle joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the court heard oral argument on the motion in early November 2002. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline. In addition, in early October 2002, Daniel M. McGurl and Robert A. Eberle were dismissed from this case without prejudice. A special litigation committee of the board of directors of Bottomline authorized Bottomline to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the court. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. If the settlement is not approved, we intend to vigorously defend ourselves against this amended complaint. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2005.

Executive Officers and Other Key Employees of the Registrant

Our executive officers and other key employees and their respective ages as of August 31, 2005, are as follows:

Name	Age	Positions
Joseph L. Mullen	53	Chief Executive Officer and Director
Robert A. Eberle	44	President, Chief Operating Officer and Director
Peter S. Fortune	46	President of Bottomline Europe
Kevin M. Donovan	35	Chief Financial Officer and Treasurer
Paul J. Fannon	37	Managing Director, Transaction Services Europe
Thomas D. Gaillard	42	Vice President and General Manager, Transaction Services North America
Craig A. Jones	48	Vice President and General Manager, Banking and Financial Solutions North America
Michael J. Kosek	45	Vice President and General Manager, Financial Process Solutions North America
Chris W. Peck	40	Managing Director, Group Sales Europe
Nigel K. Savory	38	Managing Director, Payment Solutions Europe

Joseph L. Mullen has served as a director since July 1996 and Chief Executive Officer since August 2002. Mr. Mullen also served as President from September 2000 to August 2004. From September 2000 to April 2001, Mr. Mullen also served as Chief Operating Officer. From July 1996 to September 2000, Mr. Mullen served as Executive Vice President of Operations.

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

Paul J. Fannon has served as Managing Director, Transaction Services Europe since December 2003. From December 2001 through December 2003, Mr. Fannon served as Managing Director, Payment Solutions Europe. From August 2000, the date we acquired the predecessor company, to December 2001, Mr. Fannon served as Client Services Director of Bottomline Europe. From November 1999 through August 2000, Mr. Fannon served as Client Services Director of Checkpoint Security Services Limited.

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

Craig A. Jones has served as Vice President and General Manager, Banking and Financial Solutions North America since July 2003. From July 2002 to June 2003, Mr. Jones served as Vice President of Product Management. From September 1999 to July 2002, Mr. Jones served as Vice President of Marketing.

Michael J. Kosek has served as Vice President and General Manager, Financial Process Solutions North America since July 2005. Prior to joining the Company, Mr. Kosek served as General Manager, New England operations of Microsoft Corporation from April 1998 through November 2004.

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

Nigel K. Savory has served as Managing Director, Payment Solutions Europe since December 2003. From December 2001 through December 2003, Mr. Savory served as the Managing Director Transaction Services Europe. From August 2000, the date we acquired the predecessor company, through December 2001, Mr. Savory served as the European Business Development Director of Bottomline Europe. From January 1998 through August 2000, Mr. Savory served as the European Business Development Director of Checkpoint Security Services Limited.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ National Market under the symbol EPAY. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ National Market.

Period	High	Low
Fiscal 2004
First quarter	$9.60	$6.38
Second quarter	$9.85	$6.89
Third quarter	$11.10	$8.77
Fourth quarter	$10.90	$7.40
Fiscal 2005
First quarter	$10.61	$7.50
Second quarter	$17.35	$8.90
Third quarter	$16.23	$10.63
Fourth quarter	$16.02	$11.31

As of August 31, 2005, there were approximately 355 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on August 31, 2005 was $15.38. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

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

In July 2002, our board of directors announced that it had authorized a repurchase program, for the repurchase of up to $3.0 million of our common stock. At June 30, 2005, we had repurchased 242,650 shares at an average repurchase price of $5.79 per share. The approximate remaining dollar value of shares available for repurchase under this program is $1.6 million. During the year ended June 30, 2005, we did not repurchase any shares under this program.

Item 6. Selected Financial Data.

You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results shown herein are not necessarily indicative of the results to be expected for any future periods.

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Software licenses	$23,619	$16,023	$13,021	$14,366	$18,789
Service and maintenance	34,181	38,169	40,865	51,364	62,233
Equipment and supplies	19,910	19,794	17,379	16,402	15,483

Total revenues	77,710	73,986	71,265	82,132	96,505
Cost of revenues:
Software licenses	2,279	1,455	1,936	1,678	2,295
Service and maintenance	18,453	19,125	21,056	22,363	26,656
Equipment and supplies	14,506	14,457	13,615	13,312	11,980

Total cost of revenues	35,238	35,037	36,607	37,353	40,931

Gross profit	42,472	38,949	34,658	44,779	55,574
Operating expenses:
Sales and marketing	23,710	19,504	18,372	21,062	24,323
Product development and engineering:
Product development and engineering	13,056	13,176	10,138	9,264	9,419
In-process research and development	—	—	—	842	—
Stock compensation expense	349	411	71	41	14
General and administrative	13,407	11,016	11,088	11,830	12,800
Amortization of intangible assets	30,501	33,634	8,830	4,277	3,217

Total operating expenses	81,023	77,741	48,499	47,316	49,773

Income (loss) from operations	(38,551)	(38,792)	(13,841)	(2,537)	5,801
Other income (expense), net	(734)	63	(189)	288	444

Income (loss) before provision for income taxes and cumulative effect of accounting change	(39,285)	(38,729)	(14,030)	(2,249)	6,245
Provision for income taxes	714	60	60	169	357

Income (loss) before cumulative effect of accounting change	(39,999)	(38,789)	(14,090)	(2,418)	5,888
Cumulative effect of accounting change	—	—	(13,764)	—	—

Net income (loss)	$(39,999)	$(38,789)	$(27,854)	$(2,418)	$5,888

Basic income (loss) per common share before cumulative effect of accounting change	$(3.12)	$(2.63)	$(0.90)	$(0.15)	$0.33
Diluted income (loss) per common share before cumulative effect of accounting change	$(3.12)	$(2.63)	$(0.90)	$(0.15)	$0.31
Cumulative effect of accounting change	—	—	(0.88)	—	—

Basic net income (loss) per common share	$(3.12)	$(2.63)	$(1.78)	$(0.15)	$0.33

Diluted net income (loss) per common share	$(3.12)	$(2.63)	$(1.78)	$(0.15)	$0.31

Shares used in computing basic income (loss) per share	12,827	14,725	15,667	16,514	18,030

Shares used in computing diluted income (loss) per share	12,827	14,725	15,667	16,514	19,119

Non-GAAP presentation:
Income (loss) before provision for income taxes and cumulative effect of accounting change	$(39,285)	$(38,729)	$(14,030)	$(2,249)	$6,245
Amortization of intangible assets	30,501	33,634	8,830	4,277	3,217
Stock compensation expense	349	411	71	41	14
In-process research and development	—	—	—	842	—
Provision for income taxes	(714)	(60)	(60)	(169)	(357)

Non-GAAP net income (loss)	$(9,149)	$(4,744)	$(5,189)	$2,742	$9,119

The Non-GAAP presentation above consists of a reconciliation of our net income or loss before the cumulative effect of accounting changes and income taxes to a measure of non-GAAP net income or loss. We present this supplemental information, in the form of non-GAAP financial measures, which excludes certain non-cash items—specifically in-process research and development charges, amortization of intangible assets and stock compensation expense. We believe that this supplemental, non-GAAP presentation is useful to investors because it allows for an evaluation of Bottomline with a focus on the performance of its core operations. Our executive management team, including our chief operating decision makers, use this same non-GAAP measure internally to assess the on-going performance of Bottomline.

Since the presentation above is not a GAAP measurement of financial performance, there are material limitations to its usefulness on a stand alone basis, including the lack of comparability of this presentation to the GAAP financial results of other companies. Accordingly the non-GAAP information should not be used in isolation to, or as a substitute for, our GAAP results.

Certain prior period amounts have been reclassified to comply with recent accounting pronouncements and for comparative purposes. To ensure comparability, these reclassifications also reflect changes in where certain classes of employees are now reported within our operating expense categories.

	Fiscal Year Ended June 30,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,247	$25,931	$25,802	$20,724	$20,789
Marketable securities	—	—	—	4,291	15,127
Working capital	13,563	20,700	17,564	17,991	27,552
Total assets	117,561	98,710	74,535	91,243	110,441
Long-term debt	—	253	—	—	—
Total stockholders’ equity	92,964	72,631	47,695	59,253	72,793

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us up to, and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors That May Affect Future Results” and elsewhere in this Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

Overview

We provide software products and services for business payments and invoice management. Our solutions enable organizations to automate, manage, standardize and control transaction based processes across the enterprise, particularly those that involve making payments, sending and receiving invoices, receiving payments, generating business documents and conducting electronic banking. We offer software designed to run on-site at the customer’s location as well as hosted solutions. Our products are sold on either a perpetual license or subscription basis.

In fiscal year 2005, we improved our operating results through continued revenue growth and management of expenses. Our revenue increased from $82.1 million to $96.5 million. This revenue increase was attributable to an increase in our UK business as a result of the BACSTEL IP initiative in the UK, a full year’s revenue contribution from Createform during the year, an increase in foreign exchange rates and two months revenue contribution as a result of our acquisition of HMSL in April 2005. We derived approximately 52% of our revenue from international subsidiaries. We expect revenue to grow during fiscal year 2006 as a result of market opportunities such as purchases by both new and existing banking and financial institution customers in North America, the continued market adoption of our Legal eXchange product in the US, revenue contribution from HMSL, and the contribution of revenue from new products.

Our net income of $5.9 million in 2005 is a significant improvement over our net loss of $2.4 million in 2004. This improvement was principally due to our revenue growth and our ability to manage expenses, decreases in amortization expense of intangible assets and the absence of charges associated with in-process research and development. Our fiscal year 2005 results include approximately $3.2 million of acquisition related charges in the form of amortization of intangible assets ($3.2 million) and stock compensation expense ($14,000).

Revenue Sources

Our revenues are derived from multiple sources, and are reported under the following classifications:

•	Software License Fees. Software license revenues, which we derive from our software applications, are generally based on the number of software applications and user licenses purchased. Fees from the sale of software licenses are generally recognized upon delivery of the software to the customer. However, certain of our software arrangements, primarily those sold within our Tailored Solutions segment, are often recognized on a percentage of completion basis over the life of the project because they require significant customization and modification and involve extended implementation periods.

•	Service and Maintenance Fees. Our service and maintenance revenues consist of subscription and transaction fees, professional services fees and customer support and maintenance fees. Transaction revenues relating to our Legal eXchange product and our other transactional-based product offerings are typically recognized at the time transactions are processed. Subscription revenues are recognized on a ratable basis over the subscription period. Revenues relating to professional services not associated with customized software solutions are normally recognized at the time services are rendered. Professional services revenues associated with software license arrangements that include significant customization and modification are generally recognized on a percentage of completion basis over the life of the project. Software maintenance fees, which are established as a percentage, typically 15%-20%, of the list price for the software license, are recognized as revenue ratably over the maintenance period. Certain of our offerings, particularly our outsourced and transactional service offerings, often require customers to pay a non-refundable set up or installation fee. In such cases, since the up-front payment does not reflect a separate earnings process by Bottomline, these fees are deferred and are recognized as revenue over the estimated life of the customer relationship, which is generally four years.

•	Equipment and Supplies Revenues. We derive equipment and supplies revenues from the sale of printers, check paper and magnetic ink character recognition toners. These revenues are normally recognized at the time of delivery. Equipment and supplies revenue also includes postage and shipping related charges billed to customers.

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

Revenue Recognition

We derive our revenues from the sale of both perpetual and subscription based software licenses, transactional based outsourced offerings, professional services, software maintenance and equipment and supplies. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is probable. We consider a non-cancelable fully executed agreement or customer purchase order to be persuasive evidence of an arrangement. We consider delivery to have occurred upon transfer of product title to the customer, or completion of services rendered. We consider the fee to be fixed or determinable if the fee is not subject to adjustment, or if we have not granted extended payment terms to the customer. Excluding our long-term contract arrangements for which revenue is recorded on a percentage of completion basis, our normal payment terms do not exceed 90 days. We consider collection to be probable if our internal credit analysis indicates that the customer will be able to pay amounts as they become due under the arrangement.

Our sales arrangements can contain multiple revenue elements, such as perpetual or subscription based software licenses, transaction fees, professional services, and software maintenance. Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements. Revenue allocated to the software element is based on the “residual” method, under which revenue equal to the fair value of professional services and software support is allocated to those items and recognized as revenue as those items are delivered. Any “residual” or remaining portion of the total arrangement fee is then allocated to the software license. Revenue is recognized for each element when each of the aforementioned revenue recognition criteria has been met.

Certain of our software development arrangements require significant customization and modification and involve extended implementation periods. These arrangements do not qualify for separate element revenue recognition treatment, as described above, and instead must be accounted for under contract accounting. Under contract accounting, companies must select from two generally accepted methods of accounting: the completed contract method and the percentage of completion method. The completed contract method recognizes revenue only upon contract completion, and all project costs and revenues are reported as deferred items in the balance sheet until that time. The percentage of completion method recognizes revenue and costs on a contract as the work progresses.

We have historically used the percentage of completion method of accounting for our long-term and custom contracts, since we believe that we can make reasonably reliable estimates of progress toward completion. Progress is measured based on labor hours, as measured at the end of each reporting period, as a percentage of total expected labor hours. Accordingly, the revenue we record in any reporting period for arrangements accounted for on a percentage of completion basis is dependent upon our estimates of the remaining labor hours that will be incurred in fulfilling our contractual obligations. Our estimates at the end of any reporting period could prove to be materially different from final project results, as determined only at subsequent stages of project completion. To mitigate this risk, we solicit the input of our project professional staff on a monthly basis, as well as at the end of each reporting period, for purposes of evaluating cumulative labor hours incurred and the estimated remaining effort to completion, so that our estimates are always based on the most current projections available.

Goodwill and Intangible Assets

Effective July 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) relating to goodwill and intangible assets. We were required to perform a transitional impairment test upon adoption to determine the amount of goodwill impairment, if any. Based on the results of this impairment test, we recorded an impairment charge of $13.8 million associated with goodwill in Bottomline Europe. This amount was recorded as a cumulative effect of a change in accounting principle in our consolidated statement of operations.

We were required to calculate the fair value of our reporting units in connection with the impairment review. The principal component of each fair value calculation was the determination of discounted future cash flows, and there were a number of variables that we considered for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process, and, while our estimates were consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. The particularly sensitive components of these estimates included, but were not limited to:

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

The use of different assumptions or projections, in some or all of the areas noted above, would likely have resulted in different fair value results, thus affecting our determination of the overall goodwill impairment.

Since the adoption of SFAS 142, we test our goodwill at least annually for impairment and for 2005 we performed this review during our fourth quarter (which is the historic timing of our annual goodwill impairment review). Based on this review, we concluded that there was no goodwill impairment. Our analysis was performed at the “reporting unit” level. Our analysis of goodwill impairment required an estimate of the fair value of each reporting unit, which is an inherently subjective process. Based on the results of our impairment review we concluded that, by a wide margin, none of our reporting units was impaired. There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occurred, it would likely have a material impact on our financial results. At June 30, 2005, the carrying value of goodwill for all of our reporting units was approximately $28.5 million.

In addition to our annual goodwill review, we also perform periodic reviews of the carrying value of our other intangible assets. These intangible assets consist of acquired core technology and customer related intangibles such as acquired customer lists and customer contracts. We specifically consider whether any indicators of impairment are present, including:

•	whether there has been a significant decrease in the market price of an asset;

•	whether there has been a significant adverse change in the extent or manner in which an asset is used; and

•	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made, to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At June 30, 2005, the carrying value of our intangible assets, excluding goodwill, was $10.2 million. None of these assets were deemed to be impaired.

Valuation of Acquired Intangible Assets

In connection with our acquisition of Createform in September 2003 and our acquisition of Albion Business Machines Ltd. (ABM) in May 2004 we recorded in-process research and development charges of $789,000 and $53,000, respectively. For each of these acquisitions, and for the acquisition of HMSL in April 2005, we also recorded several other intangible assets relating to acquired core technology and customer related intangible assets. The valuation process used to calculate the values assigned to the in-process research and development and the acquired intangible assets is complex and involves significant estimation relative to our financial projections. The principal component of the valuation is the determination of discounted future cash flows, and there are a number of variables that we considered for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process, and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process normally utilize a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

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

In December 2003, the SEC issued Staff Accounting Bulletin No. (“SAB”) 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts outlined in SAB 101 remain largely unchanged. The adoption of SAB 104 during fiscal 2004 did not have a material impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS 123R). Under SFAS 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition within the financial statements. SFAS 123R is effective for public companies in the first annual reporting period beginning after June 15, 2005. Accordingly, we will adopt the provisions of SFAS 123R effective July 1, 2005, the first quarter of our 2006 fiscal year.

There are two transition alternatives for public companies adopting the statement: the modified prospective method and the modified retrospective method. Under the modified prospective method, companies are required to recognize compensation cost for share-based payments to employees, based on the grant date estimate of fair value, from the beginning of the fiscal period in which the recognition provisions of SFAS 123R are first applied. Prior period financial information would not be restated under this method. Under the modified retrospective method, companies would restate prior periods to include the recognition of compensation cost based on amounts previously reported in the pro forma disclosures relating to stock based compensation under the existing requirements of SFAS 123, “Accounting for Stock-Based Compensation”, such as is presented in Note 2 to our audited financial statements. We expect to elect the modified prospective method, upon adoption.

We expect the adoption of SFAS 123R to have a material effect on our financial statements, in the form of additional compensation expense, on a quarterly and annual basis. We are still in the process of evaluating the impact of SFAS 123R, and have not yet quantified the expense impact of this accounting pronouncement on future financial periods. However, our historic financial statements, as well as our financial results for the year ended June 30, 2005, are relevant data points for gauging the potential level of expense that might be recorded in future periods. Based on these results, we estimate that quarterly and annual compensation costs, after the adoption of SFAS 123R, could increase by $2 million and $8 million, respectively. There can be no assurance that the actual expense recognition upon adoption of SFAS 123R will not exceed these estimates.

Results of Operations

The following table sets forth, for the fiscal years indicated, the percentage relationships that selected items in the Consolidated Statements of Operations bear to total revenues.

	Percentages of Total Revenues
	Fiscal Year Ended June 30,
	2003	2004	2005
Revenues:
Software licenses	18.3%	17.5%	19.5%
Service and maintenance	57.3	62.5	64.5
Equipment and supplies	24.4	20.0	16.0

Total revenues	100.0	100.0	100.0
Cost of revenues:
Software licenses	2.7	2.0	2.4
Service and maintenance	29.6	27.3	27.6
Equipment and supplies	19.1	16.2	12.4

Total cost of revenues	51.4	45.5	42.4

Gross profit	48.6	54.5	57.6
Operating expenses:
Sales and marketing	25.8	25.7	25.2
Product development and engineering:
Product development and engineering	14.2	11.3	9.8
In-process research and development	—	1.0	—
Stock compensation expense	0.1	—	—
General and administrative	15.5	14.4	13.3
Amortization of intangible assets	12.4	5.2	3.3

Total operating expenses	68.0	57.6	51.6

Income (loss) from operations	(19.4)	(3.1)	6.0
Other income (expense), net	(0.3)	0.4	0.5

Income (loss) before provision for income taxes and cumulative effect of accounting change	(19.7)	(2.7)	6.5
Provision for income taxes	0.1	0.2	0.4

Income (loss) before cumulative effect of accounting change	(19.8)	(2.9)	6.1
Cumulative effect of accounting change	(19.3)	—	—

Net income (loss)	(39.1)%	(2.9)%	6.1%

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004

Revenues by Segment

Our three reportable segments are: Licensed Technology, Outsourced Solutions and Tailored Solutions. Segment information for years prior to 2004 cannot be prepared without significant allocation of resources and expense. Accordingly, we are not disclosing segment information for years prior to 2004 as it is impracticable to do so. The following table provides our revenue by segment, for the years ended June 30, 2004 and 2005.

	For the Year Ended June 30,
	(in thousands)
	2004		2005		Increase (Decrease) Between Periods
	Revenues	As % of total	Revenues	As % of total	Revenues	% Change
Licensed Technology	$58,721	71.5	$71,185	73.8	$12,464	21.2
Outsourced Solutions	14,099	17.2	16,156	16.7	2,057	14.6
Tailored Solutions	9,312	11.3	9,164	9.5	(148)	(1.6)

	$82,132	100.0	$96,505	100.0	$14,373	17.5

During 2005, we experienced revenue increases in our Licensed Technology and Outsourced Solutions segments. The increase in Licensed Technology segment revenues were driven principally by the revenue contribution from the UK as a result of the BACSTEL IP initiative, a full year’s revenue contribution from Createform and increases in foreign exchange rates. The increase in Outsourced Solutions revenues was primarily the result of increased revenue from our Legal eXchange product in the US and from the revenue contribution of HMSL which we acquired in April 2005. We expect that revenues for each of our reportable segments will increase during 2006.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2004	2005	2005 Compared to 2004
	(in thousands)%
Revenues:
Software licenses	$14,366	$18,789	$4,423	30.8
Service and maintenance	51,364	62,233	10,869	21.2
Equipment and supplies	16,402	15,483	(919)	(5.6)

Total revenues	$82,132	$96,505	$14,373	17.5

The overall revenue increase in 2005 was due primarily to growth being driven by the BACSTEL IP opportunity in the UK, a full year’s revenue contribution from Createform, increases in the foreign exchange rate in the UK and the revenue contribution from our April 2005 acquisition of HMSL, offset in part by a decrease in sales of certain of our legacy payment offerings. Revenues, based on the point of sale rather than the location of the customer, were $46.5 million in the US, $48.3 million in the UK and $1.7 million in Australia for the fiscal year ended June 30, 2005. Revenues based on the point of sale for the fiscal year ended June 30, 2004 were $45.9 million in the US, $34.9 million in the UK and $1.3 million in Australia.

Software Licenses. The increase in software license revenues was due principally to the increased contribution of revenue from the UK as a result of the BACSTEL IP initiative and, to a lesser extent, a full year’s revenue contribution from Createform and an increase in the foreign currency exchange rate in the UK. This increase was partially offset by a decrease in our WebSeries licenses in the US and, to a lesser extent a decrease in license fees from certain of our legacy payment products. Based on current plans, we anticipate that software license revenues will increase in fiscal year 2006.

Service and Maintenance. The increase in service and maintenance revenues was due to an increase in professional services revenues in the UK related to BACSTEL IP deployments, an increase in revenues from our Legal eXchange product in the US, a full year’s revenue contribution from Createform and from the revenue contribution of HMSL, partially offset by a decrease in the professional services associated with certain of our legacy products in the US. Based on current plans, we anticipate that service and maintenance revenues will increase in fiscal year 2006.

Equipment and Supplies. The decrease in equipment and supplies revenues was due principally to our continued de-emphasis of sales efforts for lower margin products and the continued migration of US and UK customers to our web-based products and solutions, which are not equipment and supplies intensive, offset in part by an increase in the foreign currency exchange rate in the UK. We anticipate that equipment and supplies revenues will remain relatively constant during 2006.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2004	2005	2005 Compared to 2004
	(in thousands)%
Cost of revenues:
Software licenses	$1,678	$2,295	$617	36.8
Service and maintenance	22,363	26,656	4,293	19.2
Equipment and supplies	13,312	11,980	(1,332)	(10.0)

Total cost of revenues	$37,353	$40,931	$3,578	9.6

Gross profit	$44,779	$55,574	$10,795	24.1

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our legacy products. Software license costs remained comparable at 12% of software license revenues for the fiscal years ended June 30, 2005 and 2004. The increase in software license cost of revenues in dollar terms was proportional to the increase in software license revenues. Based on current product plans, we anticipate that fiscal year 2006 software license costs, as a percentage of revenues, will approximate fiscal year 2005 levels.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services teams. Service and maintenance costs remained comparable at 43% of service and maintenance revenues in the fiscal year ended June 30, 2005 compared to 44% of service and maintenance revenues in the fiscal year ended June 30, 2004. The dollar increase in service and maintenance costs over the prior year was primarily the result of higher implementation costs in the UK as a result of the BACSTEL IP initiative, a full year’s expense contribution of Createform, expenses of HMSL and an increase in the foreign currency exchange rate in the UK.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 77% of equipment and supplies revenues in the fiscal year ended June 30, 2005 compared to 81% of equipment and supplies revenues in the fiscal year ended June 30, 2004. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenues was due primarily to decreases in delivery related costs in the UK, which typically carry no gross margin, and an improvement on the gross margin yield of certain US products. Based on current product plans, we anticipate that fiscal year 2006 equipment and supplies costs, as a percentage of revenues, will approximate fiscal year 2005 levels.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2004	2005	2005 Compared to 2004
	(in thousands)%
Operating expenses:
Sales and marketing	$21,062	$24,323	$3,261	15.5
Product development and engineering:
Product development and engineering	9,264	9,419	155	1.7
In-process research and development	842	—	(842)	(100.0)
Stock compensation expense	41	14	(27)	(65.9)
General and administrative	11,830	12,800	970	8.2
Amortization of intangible assets	4,277	3,217	(1,060)	(24.8)

Total operating expenses	$47,316	$49,773	$2,457	5.2

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and trade shows. The increase in sales and marketing expenses was primarily attributable to increased commission costs as a result of higher revenues, a full year’s expense contribution of Createform, two months of expense contribution from HMSL, increases in customer conferences and trade show events and increases in the foreign currency exchange rate in the UK. We anticipate that sales and marketing expenses will decrease, as a percentage of revenues, in fiscal year 2006.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands, and expenditure levels remained relatively comparable on a year over year basis. We anticipate that product development and engineering expenses will decrease, as a percentage of revenues, in fiscal year 2006.

In-Process Research and Development. In-process research and development of $842,000 in the fiscal year ended June 30, 2004 represents the expense associated with acquired in-process research and development of Createform of $789,000 and ABM of $53,000. There was no comparable expense in the fiscal year ended June 30, 2005.

Stock Compensation Expense. In connection with our acquisition of Flashpoint in August 2000, we assumed all of the outstanding common stock options of Flashpoint, which were exchanged for our common stock options, and recorded deferred compensation of $1.3 million at the date of acquisition relating to the intrinsic value of the unvested options. The deferred compensation was amortized to expense over the remaining vesting period of the options. The decrease in stock compensation expense was due principally to the forfeiture of unvested stock options as a result of employee separations. At June 30, 2005 the expense associated with these options had been fully amortized. In 2006, we expect a significant increase in stock compensation expense based on our adoption of SFAS 123R on July 1, 2005.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was primarily attributable to compensation cost increases, increased costs associated with Sarbanes-Oxley Act compliance and an increase in the foreign currency exchange rate in the UK. To a lesser extent, the increase was driven by a full year’s expense contribution from Createform and two months of expense associated with HMSL. We anticipate that general and administrative expenses will decrease, as a percentage of revenues, in fiscal year 2006.

Amortization of Intangible Assets. The decrease in amortization expense was due principally to certain intangible assets that became fully amortized during 2005. We anticipate that amortization expense will approximate $3.2 million for fiscal year 2006.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2004	2005	2005 Compared to 2004
	(in thousands)%
Interest income	$199	$591	$392	196.9
Interest expense	(14)	(10)	4	28.6
Other income (expense), net	103	(137)	(240)	(233.0)

Other income, net	$288	$444	$156	54.2

Interest Income. The increase in interest income in 2005 was attributable to an increase in rates of return during the year and an increase in our average investment balances throughout the year.

Interest Expense. Interest expense of 2004 relates predominantly to interest associated with a promissory note that we assumed in connection with our acquisition of certain assets of eVelocity, in May 2002. Interest expense remained minimal in 2005 as compared to 2004.

Other Income (Expense), Net. Other income (expense), net consists of foreign currency transaction gains and losses and, for 2004, losses on our equity investments. The other income (expense), net included impairment losses on our equity investments, which we judged to be other than temporary, in the amount of $31,000 for the fiscal year ended June 30, 2004. There were no such impairment charges recorded during 2005. The investments are in non-public entities accounted for under the cost method. The carrying value of all of our equity investments was approximately $36,000 at June 30, 2005.

Provision for Income Taxes

The provision for income taxes for fiscal 2005 consists of a net US tax benefit of $333,000 and tax expense associated with our foreign operations of $690,000 for a consolidated tax expense of $357,000. The net tax benefit recorded in the US is due to a tax refund that we recorded during 2005. We do not expect this type of benefit to reoccur in subsequent years. For fiscal 2004, our tax expense consisted of a small amount of state tax expense in the US, which we incurred irrespective of our net operating loss position, and a provision for income taxes in Australia.

Based on our current level of operations we may achieve, by the end of fiscal 2006, three years cumulative pre-tax income, which under SFAS 109, “Accounting for Income Taxes”, will require a review of our deferred tax asset valuation allowance to evaluate whether such an allowance is still required. At June 30, 2005 a full valuation allowance has been maintained on our deferred tax assets associated with our US and UK operations, since it was deemed more likely than not these assets would not be realized. Our deferred tax assets associated with our Australian operations have been fully valued at June 30, 2005, as we expect these assets to be realized by our Australian subsidiaries.

If, based on the operating results of 2006 and our review of the realizability of our deferred tax assets we were to conclude that some or all of our deferred tax asset reserves were not required, this would likely have a material impact on our financial results, in the form of reduced tax expense. However, there can be no assurance that we will achieve cumulative profitability during 2006 or that any reduction of our deferred tax asset reserves will actually occur next year.

Net Income. The achievement of net income for 2005 was primarily due to our revenue growth and our ability to manage expenses, decreases in amortization expenses of intangible assets and the absence of charges associated with in-process research and development.

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

The majority of the revenue increase in 2004 was due to the contribution of revenue from Createform (acquired in September 2003) and an increase in the foreign currency exchange rate in the UK, which had the effect of increasing pound-denominated revenue when reported in US dollars, offset in part by a decrease in sales associated with our legacy payment offerings. Revenues, based on the point of sale rather than the location of the customer, were $45.9 million in the US, $34.9 million in the UK and $1.3 million in Australia for the fiscal year ended June 30, 2004. Revenues based on the point of sale for the fiscal year ended June 30, 2003 were $41.0 million in the US and $30.3 million in the UK.

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

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2003	2004	2004 Compared to 2003
	(in thousands)%
Cost of revenues:
Software licenses	$1,936	$1,678	$(258)	(13.3)
Service and maintenance	21,056	22,363	1,307	6.2
Equipment and supplies	13,615	13,312	(303)	(2.2)

Total cost of revenues	$36,607	$37,353	$746	2.0

Gross profit	$34,658	$44,779	$10,121	29.2

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our legacy products. Software license costs decreased to 12% of software license revenues in the fiscal year ended June 30, 2004 compared to 15% in the fiscal year ended June 30, 2003. The decrease in software license cost of revenues was due primarily to the decrease in software products licensed in the UK, which have historically had a higher cost of sale due in part to third party software which is incorporated into and sold with these products.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 44% of service and maintenance revenues in the fiscal year ended June 30, 2004 compared to 52% of service and maintenance revenues in the fiscal year ended June 30, 2003. The decrease in service and maintenance costs was attributable to reduced personnel costs resulting from headcount reductions in both the US and UK and reduced costs on several long-term revenue contracts in the US, offset by expenses associated with Createform personnel and an increase in the foreign currency exchange rate in the UK.

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

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2003	2004	2004 Compared to 2003
	(in thousands)%
Operating expenses:
Sales and marketing	$18,372	$21,062	$2,690	14.6
Product development and engineering:
Product development and engineering	10,138	9,264	(874)	(8.6)
In-process research and development	—	842	842	—
Stock compensation expense	71	41	(30)	(42.3)
General and administrative	11,088	11,830	742	6.7
Amortization of intangible assets	8,830	4,277	(4,553)	(51.6)

Total operating expenses	$48,499	$47,316	$(1,183)	(2.4)

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

Other Income (Expense), Net. Other income (expense), net consists of foreign currency transaction gains and losses and losses on our equity investments. The other income (expense), net included impairment losses on our equity investments, which we judged to be other than temporary, in the amounts of $31,000 and $629,000 in the fiscal years ended June 30, 2004 and June 30, 2003. The investments are in non-public entities accounted for under the cost method. The carrying value of all of our equity investments was approximately $36,000 at June 30, 2004 and $71,000 at June 30, 2003.

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

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We had net working capital of $27.6 million at June 30, 2005, including cash and cash equivalents and marketable securities totaling $35.9 million. In addition, in July 2005 we completed a secondary offering of our common stock generating proceeds, after underwriting discounts, of approximately $47 million.

We have generated positive operating cash flows in each of our last three fiscal years. We believe that the cash generated from our operations and the cash, cash equivalents and marketable securities on hand, particularly given that we have no long-term debt obligations, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would be subject to the required board of directors, stockholders, and potentially bank or regulatory approval. We also may undertake additional business or asset acquisitions.

Operating Activities

	Fiscal Year Ended June 30,
	2003	2004	2005
	(in thousands)
Net income (loss)	$(27,854)	$(2,418)	$5,888
Non-cash adjustments	25,060	7,391	6,434
Decrease (increase) in accounts receivable	2,446	(3,101)	(2,661)
All other, net	919	(89)	3,556

Net cash provided by operating activities	$571	$1,783	$13,217

Net cash provided by operating activities for the fiscal year ended June 30, 2005 was primarily due to the generation of net income and increases in deferred revenue. Net cash provided by operating activities for the fiscal year ended June 30, 2004 was primarily due to the significant decrease in our net loss, partially offset by an increase in accounts receivable. Net cash provided by operating activities for the fiscal year ended June 30, 2003 was primarily due to the decrease in accounts receivable, partially offset by the net loss after non-cash items.

As of June 30, 2005 and 2004, our deferred tax assets associated with our US and UK operations had been fully reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

At June 30, 2005, we have available US net operating loss carry-forwards of $26,656,000, which expire at various times through the year 2024. We also have $1,666,000 of research and development tax credits available, which expire at various points through year 2025. The operating losses and tax credit carry forwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities

	Fiscal Year Ended June 30,
	2003	2004	2005
	(in thousands)
Purchases of marketable securities, net	$—	$(4,288)	$(10,765)
Purchases of property and equipment	(1,840)	(1,752)	(2,169)
Acquisition of businesses and assets, net of cash acquired	(298)	(3,201)	(5,802)

Net cash used in investing activities	$(2,138)	$(9,241)	$(18,736)

Cash was primarily used in the fiscal year ended June 30, 2005 to acquire short-term investments, to acquire HMSL and to acquire property and equipment. During the fiscal year ended June 30, 2004 cash was used primarily to acquire Createform and ABM and, to a lesser extent, to acquire property and equipment. Cash was primarily used in the fiscal year ended June 30, 2003 to acquire property and equipment and to acquire other businesses.

Financing Activities

	Fiscal Year Ended June 30,
	2003	2004	2005
	(in thousands)
Proceeds from exercise of stock options, stock warrants and employee stock purchase plan	$1,133	$3,010	$5,705
Proceeds from the sale of common stock, net	1,466	—	—
Repurchase of common stock	(1,075)	(367)	—
Payment of long-term debt and liabilities assumed upon acquisition	(253)	(584)	—
Payment of bank financing fees	(25)	(25)	(16)

Net cash provided by financing activities	$1,246	$2,034	$5,689

Net cash provided by financing activities for the fiscal year ended June 30, 2005 was the result of proceeds received from the exercise of employee stock options, stock warrants and the employee stock purchase plan. Net cash provided by financing activities for the fiscal year ended June 30, 2004 was the result of proceeds received from the exercise of employee stock options and the employee stock purchase plan, partially offset by the repurchase of our common stock. Net cash provided by financing activities for the fiscal year ended June 30, 2003 was primarily the result of proceeds received from the sale of our common stock to General Atlantic Partners, LLC (General Atlantic), a global private equity investment firm, the exercise of stock options and the exercise of options under the employee stock purchase plan, partially offset by the repurchase of our common stock.

Common Stock and Common Stock Warrants

In October 2001, we entered into a lease amendment for our corporate headquarters. In connection with the lease amendment, we issued a $2 million letter of credit to our landlord (see Note 8 of our consolidated financial statements). Also in connection with the lease amendment, we issued the landlord 100,000 shares of our common stock and a warrant to purchase an additional 100,000 shares of our common stock at an exercise price of $4.25 per share. The warrant was exercised by the landlord during 2005. The fair value of the common stock and warrant issued of $750,000 was capitalized and is being amortized as rent expense over the term of the lease. The warrant was valued using the Black-Scholes method of valuation.

In January 2002 we entered into a stock purchase agreement with General Atlantic, whereby we issued 2.1 million shares of common stock at $8.25 per share, generating gross proceeds to us of approximately $17.3 million. In March 2003, we entered into a stock purchase agreement with General Atlantic, whereby we issued 270,000 shares of common stock at $5.54 per share, generating gross proceeds to us of approximately $1.5 million.

In July 2005, we sold an aggregate of 3,560,000 shares of common stock in an underwritten public offering, generating approximately $47 million in proceeds, after underwriting discounts. In addition, as part of the offering, General Atlantic sold 1,500,000 shares of our common stock. We did not receive any proceeds from the sale of stock by General Atlantic.

Note Payable and Credit Facilities

In February 2005, our subsidiary, Bottomline Europe, renewed through December 31, 2005 its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2 million British Pound Sterling, any borrowings of which are guaranteed by us. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (4.75% at June 30, 2005) plus 2% and are due on the expiration date of the Overdraft Facility. There were no outstanding borrowings under this Overdraft Facility at June 30, 2005.

In May 2005, we extended, through March 26, 2007, our Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $3 million and requires us to maintain certain financial covenants. Borrowings under the Credit Facility are secured by substantially all of our US owned assets, bear interest at the bank’s prime rate (6.25% at June 30, 2005) and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, us. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2005, a $2 million letter of credit had been issued to our landlord as part of a lease amendment for our corporate headquarters. There were no borrowings under the Credit Facility as of June 30, 2005.

At June 30, 2005, a $50,000 Australian (approximately $38,000 US dollars based on the exchange rate in effect at June 30, 2005) letter of credit had been issued by our subsidiary CLS Research Pty Ltd. to its landlord as part of its office lease in Melbourne, Australia. We expect to vacate the premises secured by the letter of credit by the end of September 2005, and the letter of credit arrangement will be terminated at that time.

Product and Business Acquisitions

In September 2003, we acquired all of the outstanding stock of Createform. The initial purchase consideration for Createform was approximately $7,900,000, consisting of approximately $2,800,000 in cash, 563,151 shares of our common stock with a value of approximately $4,800,000 and transaction costs. In addition to the initial purchase consideration, contingent consideration of 298,630 shares of our common stock with a value of approximately $3,165,000 was due to the selling shareholders of Createform as of June 2004, based on certain Createform operating results achieved during fiscal year 2004 (for expanded discussion see Note 3 of our consolidated financial statements). The value of the contingent consideration was recorded as a component of goodwill at June 30, 2004. From the date of acquisition forward, transactions associated with Createform are included in our Licensed Technology segment.

In May 2004, Bottomline Europe acquired certain assets and assumed certain liabilities of ABM. The initial purchase consideration was approximately $2,740,000 based on exchange rates in effect at the date of the acquisition. The initial purchase consideration consisted of 300,000 shares of our common stock with a value of approximately $2,319,000, cash of $303,000 and transaction costs. In addition to the initial purchase consideration, contingent consideration of approximately $245,000 in cash (based on the exchange rate at September 7, 2004) was paid to the ABM shareholders after the conclusion of a detailed review and evaluation of ABM’s customer lists and customer contracts acquired. The value of the contingent consideration was recorded as a component of goodwill upon issuance. From the date of acquisition forward, transactions associated with the ABM acquisition are included in our Licensed Technology segment.

In April 2005, Bottomline Europe acquired all of the outstanding stock of HMSL Group, Ltd. (“HMSL”). The purchase consideration for HMSL was approximately $10.1 million consisting of approximately $7.6 million of cash (based on exchange rates in effect at the date of the acquisition), $2.1 million of our common stock (184,956 shares) and acquisition related costs. Of the shares issued, 80,148 shares were placed in escrow for a two year period to cover potential liability claims that might be made against HMSL. From the date of acquisition forward, transactions associated with the HMSL acquisition are included in our Outsourced Solutions segment.

Repurchase of Common Stock

In July 2002, our board of directors announced that it had authorized a repurchase program, for the repurchase of up to $3.0 million of our common stock. At June 30, 2005, we had repurchased 242,650 shares at an average repurchase price of $5.79 per share. The approximate remaining dollar value of shares available for repurchase under this program is $1.6 million. During the year ended June 30, 2005, we did not repurchase any shares under this program.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2005:

	Payments Due by Fiscal Period
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(in thousands)
Operating lease obligations	$2,255	$4,264	$3,593	$2,428	$12,540
Vendor purchase commitments	392	—	—	—	392
Amount due under overdraft facilities	—	—	—	—	—

Total	$2,647	$4,264	$3,593	$2,428	$12,932

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

In December 2004, Bottomline Europe entered into a contract with a vendor to provide software installation services to certain Bottomline Europe customers. Under the terms of the arrangement, Bottomline Europe agreed to a minimum purchase commitment of £450,000 (approximately $810,000 based on exchange rates in effect at June 30, 2005) from this vendor. The services procured by Bottomline Europe will be used to supplement our existing professional services team with respect to UK product installations. In the event that Bottomline Europe has not expended the minimum purchase commitment by June 30, 2006, any remaining, unused amount is due and payable to the vendor. As of June 30, 2005, Bottomline Europe had expended approximately £233,000 under this arrangement (approximately $418,000). We believe that Bottomline Europe will satisfy the minimum commitment through ongoing operations, and accordingly we have not accrued for any amount beyond the actual costs of services rendered by the vendor as of June 30, 2005.

Off-Balance Sheet Arrangements

During the twelve months ended June 30, 2005, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities; material trading activities in non-exchange traded commodity contracts; or transactions with persons or entities that benefit from their non-independent relationship with us.

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

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years we experienced slowing growth rates with certain of our licensed software products. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our service, maintenance, and equipment and supplies revenue streams. In recent fiscal years we experienced a decrease in our software license fees, particularly in the US. If software license fees were to again decline, or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly affected.

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

We face risks associated with our international operations that could harm our financial condition and results of operations

In recent periods, a significant percentage of our revenues have been generated by our international operations, and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have operations in the US, UK and Australia. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

Our future financial results will depend on our ability to manage growth effectively

In the past, rapid growth has strained our managerial and other resources. If rapid growth resumes, our ability to manage that growth will depend in part on our ability to continue to enhance our operating, financial and management information systems. Presently we are experiencing significant revenue growth and increasing product demand in the UK as a result of the BACSTEL-IP conversion. While we believe that this creates a significant opportunity, our ultimate ability to capitalize on this opportunity will be dependent on our ability to effectively manage our BACSTEL-IP product deployment, including product installations. We cannot assure you that our personnel, systems and controls will be adequate to support future growth. If we are unable to manage growth effectively, the quality of our services, our ability to retain key personnel and our business, operating results and financial condition could be materially adversely affected.

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

Integration of acquisitions could interrupt our business and our financial condition could be harmed

We have made several acquisitions of companies and assets in the past, including our acquisitions of Createform and ABM during fiscal 2004, and HMSL during fiscal 2005 and may, in the future, acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At June 30, 2005, the carrying value of our goodwill and our other intangible assets was $28.5 million and $10.2 million, respectively. While we reviewed our goodwill and intangible assets during our fourth quarter of fiscal year 2005 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

We must attract and retain highly skilled personnel with knowledge in e-commerce, payment, cash and document management and invoice presentment methodology and Internet and other technologies

We believe that our success is in part dependent upon our ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in e-commerce, payment, cash management and invoice methodology and Internet and other technologies. Competition for qualified personnel is intense. As a result, we may experience increased compensation costs that may not be offset through either improved productivity or higher sales prices. There can be no assurance that we will be successful in attracting, recruiting or retaining existing personnel. Based on our experience, it takes an average of nine months for a salesperson to become fully productive. We cannot assure you that we will be successful in increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our exposure to financial risk, including changes in interest rates, relates primarily to cash and cash equivalents and our short-term investments. These investments bear interest at a variable interest rate, which is subject to market changes. We have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. We have not had any derivative instruments in the past and do not presently plan to in the future. Our investment portfolio consists of demand deposit accounts, money market mutual funds, U.S. Treasury securities, corporate debt securities and debt securities issued by U.S. state agencies and institutions. Due to the short-term average maturity of the investment portfolio, a sudden sharp change in interest rates would not have a material adverse effect on the value of the portfolio. Based on our investment portfolio and interest rates, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $258,000, $250,000 and $281,000 for the fiscal years ended 2003, 2004 and 2005, respectively, in our results from operations and cash flows.

Foreign currency exchange rate risk

We have operations located in the United Kingdom, where the functional currency is British Pound Sterling (the Pound). Also, since the acquisition of Createform on September 18, 2003, we have had operations located in Australia where the functional currency is the Australian Dollar. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future.

Foreign currency translation risk

Based on the current level of our Australian operations, our financial results would not be significantly affected if the Australian Dollar experiences significant fluctuations over a short period of time. However, our operations could be significantly affected if the Pound experiences significant fluctuations over a short period of time. A 10% increase or decrease in the average exchange rate between the Pound and the US dollar would result in an increase or decrease to revenue of approximately $3,030,000 for fiscal 2003, $3,488,000 for fiscal 2004 and $4,798,000 for fiscal 2005. A 10% increase or decrease in the average exchange rate between the Pound and the US dollar would result in an increase or decrease to net income (loss) of approximately $2,113,000 for fiscal 2003, $109,000 for fiscal 2004 and $118,000 for fiscal 2005.

Foreign currency transaction risk

Foreign currency transaction gains and losses are generally not significant and our financial results would likely not be significantly affected in the event of a 10% increase or decrease in the average exchange rates between the US dollar, the Pound, or the Australian dollar.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements, Financial Statements and Supplementary Data appear on pages 44 to 77 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2005, the end of the period covered by this report, in accordance with the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, the disclosure controls and procedures of HMSL Group Limited have been excluded from management’s evaluation, as HMSL was acquired on April 27, 2005. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

See “Executive Officers and Other Key Employees of the Registrant” in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2005. The information required by this item is incorporated herein by reference to the information contained under the captions “Proposal I—Election of Class I Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Board and Committee Meetings” and “Corporate Governance” of the Proxy Statement.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information contained under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Employment and Other Agreements” of the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statement Schedule for the Years Ended June 30, 2003, 2004 and 2005: Schedule II—Valuation and Qualifying Accounts	43

	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(2)	Financial Statements—see “Index to Financial Statements”	44

(3)	Exhibits:

	Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index, which is incorporated herein by reference.	79

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS

Years Ended June 30, 2003, 2004 and 2005

	Additions
Year Ended	Balance at Beginning of Year	(Charged to Costs and Expenses)	Acquisitions(1)	Recoveries	Deductions(2)	Balance at End of Year
	(in thousands)
June 30, 2003	$1,681	76	—	—	75	$1,682
June 30, 2004	$1,682	106	86	1	110	$1,765
June 30, 2005	$1,765	131	56	31	153	$1,830

(1)	Acquisitions represent the allowance for doubtful accounts balances recorded in connection with the purchase of Createform and HMSL.
(2)	Deductions are principally write-offs.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

The Company excluded HMSL Group Limited from its assessment of internal control over financial reporting as of June 30, 2005 because HMSL was acquired by Bottomline in the fourth quarter of 2005. HMSL’s total assets, including intangible assets arising from the acquisition, represented approximately $11 million and total revenues represented approximately $1 million of the related consolidated financial statement amounts as of and for the year ended June 30, 2005.

Based on our assessment, management concluded that, as of June 30, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 46.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that Bottomline Technologies (de), Inc. maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bottomline Technologies (de), Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HMSL Group Limited, which is included in the 2005 consolidated financial statements of Bottomline Technologies (de), Inc. and constituted 10% of total assets as of June 30, 2005 and 1% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at HMSL Group Limited, an entity acquired by Bottomline Technologies (de), Inc. during the fourth quarter of 2005. Our audit of internal control over financial reporting of Bottomline Technologies (de), Inc. also did not include an evaluation of the internal control over financial reporting of HMSL Group Limited.

In our opinion, management’s assessment that Bottomline Technologies (de), Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bottomline Technologies (de), Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and loss and cash flows for each of the three years in the period ended June 30, 2005 of Bottomline Technologies (de), Inc. and our report dated August 29, 2005 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Boston, Massachusetts

August 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and loss, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2005 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Boston, Massachusetts

August 29, 2005

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,724	$20,789
Marketable securities	4,291	15,127
Accounts receivable, net of allowances for doubtful accounts and returns of $1,765 at June 30, 2004 and $1,830 at June 30, 2005	19,706	22,956
Inventory, net	1,124	954
Prepaid expenses and other current assets	3,409	3,939

Total current assets	49,254	63,765
Property, plant and equipment, net	6,468	6,940
Customer related intangible assets, net	5,993	8,053
Core technology intangible assets, net	2,465	2,126
Goodwill	26,228	28,516
Other assets	835	1,041

Total assets	$91,243	$110,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,503	$6,094
Accrued expenses	7,901	9,381
Deferred revenue and deposits	16,859	20,738

Total current liabilities	31,263	36,213
Deferred revenue and deposits, non current	727	1,435

Total liabilities	31,990	37,648

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—18,173 at June 30, 2004, and 18,930 at June 30, 2005; outstanding shares—17,656 at June 30, 2004, and 18,787 at June 30, 2005	18	19
Additional paid-in-capital	177,205	182,534
Deferred compensation	(14)	—
Accumulated other comprehensive income	3,026	2,350
Treasury stock: 517 shares at June 30, 2004, and 143 shares at June 30, 2005, at cost	(4,133)	(1,149)
Accumulated deficit	(116,849)	(110,961)

Total stockholders’ equity	59,253	72,793

Total liabilities and stockholders’ equity	$91,243	$110,441

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2003	2004	2005
	(in thousands, except per share data)
Revenues:
Software licenses	$13,021	$14,366	$18,789
Service and maintenance	40,865	51,364	62,233
Equipment and supplies	17,379	16,402	15,483

Total revenues	71,265	82,132	96,505
Cost of revenues:
Software licenses	1,936	1,678	2,295
Service and maintenance	21,056	22,363	26,656
Equipment and supplies	13,615	13,312	11,980

Total cost of revenues	36,607	37,353	40,931

Gross profit	34,658	44,779	55,574
Operating expenses:
Sales and marketing	18,372	21,062	24,323
Product development and engineering:
Product development and engineering	10,138	9,264	9,419
In-process research and development	—	842	—
Stock compensation expense	71	41	14
General and administrative	11,088	11,830	12,800
Amortization of intangible assets	8,830	4,277	3,217

Total operating expenses	48,499	47,316	49,773

Income (loss) from operations	(13,841)	(2,537)	5,801
Interest income	272	199	591
Interest expense	(28)	(14)	(10)
Other, net	(433)	103	(137)

Other income (expense), net	(189)	288	444

Income (loss) before provision for income taxes and cumulative effect of accounting change	(14,030)	(2,249)	6,245
Provision for income taxes	60	169	357

Income (loss) before cumulative effect of accounting change	(14,090)	(2,418)	5,888
Cumulative effect of accounting change	(13,764)	—	—

Net income (loss)	$(27,854)	$(2,418)	$5,888

Basic income (loss) per common share before cumulative effect of accounting change	$(0.90)	$(0.15)	$0.33
Diluted income (loss) per common share before cumulative effect of accounting change	$(0.90)	$(0.15)	$0.31
Cumulative effect of accounting change	$(0.88)	—	—

Basic net income (loss) per common share	$(1.78)	$(0.15)	$0.33

Diluted net income (loss) per common share	$(1.78)	$(0.15)	$0.31

Shares used in computing basic net income loss per share	15,667	16,514	18,030

Shares used in computing diluted net income loss per share	15,667	16,514	19,119

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME AND LOSS

	Year ended June 30, 2003, 2004 and 2005
	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balances at June 30, 2002	16,089	$16	505	$(4,538)	$164,022	$(474)	$182	$(86,577)	$72,631
Repurchase of common stock to be held in treasury	—	—	201	(1,075)	—	—	—	—	(1,075)
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	142	—	(166)	1,363	(230)	—	—	—	1,133
Proceeds from sale of common stock	270	1	—	—	1,465	—	—	—	1,466
Tax benefit associated with non qualified stock option exercises	—	—	—	—	(123)	—	—	—	(123)
Amortization of deferred stock compensation	—	—	—	—	(325)	396	—	—	71
Net loss								(27,854)	(27,854)
Foreign currency translation adjustment	—	—	—	—	—	—	1,446	—	1,446

Comprehensive loss									(26,408)

Balances at June 30, 2003	16,501	$17	540	$(4,250)	$164,809	$(78)	$1,628	$(114,431)	$47,695
Repurchase of common stock to be held in treasury	—	—	49	(367)	—	—	—	—	(367)
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	510	—	(110)	864	2,146	—	—	—	3,010
Issuance of common stock in connection with acquisitions	1,162	1	38	(380)	10,273	—	—	—	9,894
Amortization of deferred stock compensation	—	—	—	—	(23)	64	—	—	41
Net loss								(2,418)	(2,418)
Foreign currency translation adjustment	—	—	—	—	—	—	1,398	—	1,398

Comprehensive loss									(1,020)

Balances at June 30, 2004	18,173	$18	517	$(4,133)	$177,205	$(14)	$3,026	$(116,849)	$59,253
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	771	1	(75)	596	4,682	—	—	—	5,279
Issuance of common stock in connection with warrants exercised	100	—	—	—	425	—	—	—	425
Issuance of common stock from treasury in connection with Createform acquisition	(299)	—	(299)	2,388	(2,388)	—	—	—	—
Issuance of common stock in connection with HMSL acquisition	185	—	—	—	2,127	—	—	—	2,127
Amortization of deferred stock compensation	—	—	—	—	—	14	—	—	14
Tax benefit associated with non-qualified stock option exercises	—	—	—	—	483	—	—	—	483
Net income	—	—	—	—	—	—	—	5,888	5,888
Foreign currency translation adjustment	—	—	—	—	—	—	(676)	—	(676)

Comprehensive income	—	—	—	—	—	—	—	—	5,212

Balances at June 30, 2005	18,930	$19	143	$(1,149)	$182,534	$—	$2,350	$(110,961)	$72,793

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2003	2004	2005
	(in thousands)
Operating activities
Net income (loss)	$(27,854)	$(2,418)	$5,888
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	13,764	—	—
Amortization of intangible assets	8,830	4,277	3,217
Amortization of investment income	—	—	(66)
Depreciation and amortization of property, plant and equipment	2,523	2,253	2,511
In-process research and development	—	842	—
Deferred income tax expense	—	31	22
Provision for allowances on accounts receivable	76	106	131
Provision for allowances for obsolescence of inventory	—	15	(8)
Stock compensation expense	71	41	14
Income tax benefit from exercise of non-qualified stock options	—	—	477
Gain on foreign exchange	(204)	(174)	136
Changes in operating assets and liabilities:
Accounts receivable	2,446	(3,101)	(2,661)
Inventory, prepaid expenses and other current assets and other assets	671	268	(545)
Accounts payable, accrued expenses and deferred revenue and deposits	248	(357)	4,101

Net cash provided by operating activities	571	1,783	13,217
Investing activities
Purchases of available-for-sale securities	—	—	(17,600)
Proceeds from sales of available-for-sale securities	—	—	4,550
Purchases of held-to-maturity securities	—	(6,298)	(6,770)
Proceeds from sales of held-to-maturity securities	—	2,010	9,055
Purchases of property and equipment, net	(1,840)	(1,752)	(2,169)
Acquisition of businesses and assets, net of cash acquired	(298)	(3,201)	(5,802)

Net cash used in investing activities	(2,138)	(9,241)	(18,736)
Financing activities
Proceeds from exercise of stock options, warrants and employee stock purchase plan	1,133	3,010	5,705
Payment of certain liabilities assumed upon acquisition	—	(331)	—
Payment of principal on long term debt	(253)	(253)	—
Payment of bank financing fees	(25)	(25)	(16)
Repurchase of common stock	(1,075)	(367)	—
Proceeds from sale of common stock, net	1,466	—	—

Net cash provided by financing activities	1,246	2,034	5,689
Effect of exchange rate changes on cash	192	346	(105)

Increase (decrease) in cash and cash equivalents	(129)	(5,078)	65
Cash and cash equivalents at beginning of year	25,931	25,802	20,724

Cash and cash equivalents at end of year	$25,802	$20,724	$20,789

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$36	$17	$12
Income taxes	$49	$135	$385
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	—	$10,284	$2,127

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 30, 2003, 2004 and 2005

1. Organization and Nature of Business

Bottomline Technologies (de), Inc. (the Company) is a Delaware corporation that markets and provides a comprehensive set of products and services for financial process solutions. The Company’s products and services enable businesses and financial institutions to more effectively make and collect payments, send and receive invoices and conduct electronic banking. The Company’s products also allow customers to leverage the Internet in automating existing systems, accounting applications and banking functions. The Company’s products and services are sold to customers operating in many different industries throughout the world, but principally in the US, UK and Australia.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition (particularly revenue recognition associated with contracts accounted for on a percentage of completion basis), allowances for doubtful accounts and returns, asset impairment and certain of the Company’s accrued liabilities. Actual results could differ from those estimates.

Foreign Currency Translation

The Company has various non-U.S. subsidiaries in the UK (Bottomline Europe) and in Australia (Bottomline Australia), whose functional currency is the British Pound Sterling and the Australian Dollar, respectively. Accordingly, assets and liabilities of Bottomline Europe and Bottomline Australia are translated into U.S. dollars at year-end exchange rates, and results of operations and cash flows are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses are included in results of operations as incurred, and are not significant to the Company’s operating results.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of ninety days or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2005 the Company’s cash equivalents consisted of demand deposit accounts and money market funds.

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s marketable securities consist of auction rate securities which are invested in agencies and institutions affiliated with U.S. states. Marketable securities also consist of corporate bonds and term deposits at banking institutions. The Company’s auction rate investments are classified as available-for-sale and are recorded at fair value. All other marketable securities are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value. Interest income on the Company’s marketable securities is recognized in earnings when earned. The cost of securities sold is determined based on the specific identification method.

All of the Company’s held-to-maturity investments at June 30, 2005 mature during the next fiscal year. The Company’s available-for-sale investments may be offered for sale at auction every 28 or 35 days, depending on the individual security. The auction rate securities have stated contractual maturities, which represents the date they will be redeemed by the issuer, ranging from 10 to 40 years, and may, at the option of the issuer, be redeemed prior to the stated maturity date.

The table below presents information regarding the Company’s marketable securities by major security type as of June 30, 2004 and 2005.

	June 30, 2004			June 30, 2005
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Debt securities issued by the U.S. Treasury	$3,994	—	$3,994	—	—	—
Debt securities issued by U.S. state agencies and institutions	—	—	—	—	$13,050	$13,050
Corporate and other debt securities	297	—	297	$2,077	—	2,077

Total marketable securities	$4,291	—	$4,291	$2,077	$13,050	$15,127

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company had approximately $35.9 million of cash and marketable securities invested primarily with four financial institutions at June 30, 2005. Concentration of credit risk with respect to any marketable securities is generally limited as the Company’s marketable securities are primarily state and municipal debt securities and investment-grade corporate bonds with high-quality credit financial institutions.

A large component of the Company’s marketable securities at June 30, 2005 were invested in auction rate instruments. Auction rate securities are variable rate debt instruments whose interest rates are reset periodically in an auction process. The Company believes the risk associated with the auction process is low. However, in the event that the demand or competitive bids within a specific auction were less than the shares being offered for sale, the Company might be unable to sell its securities until a successful auction were to occur. The Company limits its risk within the auction rate market by diversifying its holdings and by transacting with large, highly reputable brokers who have significant experience with the auction rate process.

The Company’s accounts receivable are reported in its consolidated balance sheet net of allowances for uncollectible accounts and customer returns. Concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising the Company’s customer base. At June 30, 2004 and 2005, there were no individual customers that accounted for greater than 10% of the

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s accounts receivable. On-going credit evaluations of customers’ financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses based on customer specific situations as well as historic experience and such losses, in the aggregate, have not exceeded management’s expectations.

Financial Instruments

The fair value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, and accounts payable are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at June 30, 2004 and 2005, respectively, due to the short-term nature of these instruments.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to six years). Software is depreciated on a straight-line basis over the estimated useful lives of the assets (generally one to three years). The building is depreciated on a straight-line basis over the estimated useful life of the asset (fifty years). Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the respective remaining lease term.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets at their estimated fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted effective July 1, 2002. In connection with prior business and asset acquisitions, the Company recorded goodwill based on the excess of the purchase price over the identifiable tangible and intangible assets acquired and liabilities assumed. Upon adoption of SFAS 142, the Company ceased recognizing recurring amortization of goodwill, and goodwill is now tested at least annually for impairment.

The Company’s specifically identifiable intangible assets, which consist of acquired core technology and customer related intangible assets, are reported at cost, net of accumulated amortization. These intangible assets are being amortized over their estimated useful lives, which range from one to ten years, at amortization rates that are proportional to each asset’s estimated economic benefit to the Company. The carrying value of these intangible assets is reviewed annually by the Company, or more frequently when indicators of impairment are present, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In performing its review of the recoverability of goodwill and other intangible assets, the Company considers several factors. These factors include the expected cash flows that an asset is expected to generate over its estimated economic life. The Company also considers whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset or whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life. In the

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

case of goodwill, the Company must also consider, and estimate, the fair value of the reporting unit to which the goodwill is assigned. If, as a result of examining any of these factors, the Company concludes that the carrying value of its goodwill or other intangible assets exceeds its estimated fair value, the Company will record an impairment charge and reduce the carrying value of the asset to its estimated fair value.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $497,000, $1,055,000 and $963,000 for the years ended June 30, 2003, 2004 and 2005, respectively.

Shipping and Handling Costs

The Company expenses all shipping, handling and delivery costs in the period incurred as a component of equipment and supplies cost of revenues.

Research and Development Expenditures

The Company expenses research and development costs in the period incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities, and are measured by applying tax rates that are expected to be in effect when the differences reverse. SFAS 109 requires a valuation allowance to reduce the amount of deferred tax assets recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Since the Company has concluded that it is more likely than not that the deferred tax assets associated with its US and UK operations will not be realized, a full valuation allowance has been recorded against those assets. Deferred tax assets of Australia have been fully valued, as those amounts are expected to be realized by the Company’s Australian subsidiaries.

Stock-Based Compensation

Statement of Financial Accounting Standards No 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment to FASB Statement No. 123” (SFAS 148) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (APB 25). Under APB 25 and the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant or, in the case of the Company’s employee stock purchase plans since the plans are non-compensatory, no compensation expense is recognized.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on the Company’s net income or loss and net income or loss per share, as if the Company had applied the fair value recognition provisions of SFAS 148 to its stock based employee compensation awards and recognized expense over the applicable award vesting period:

	Year Ended June 30,
	2003	2004	2005
	(in thousands, except per share amounts)
Net income (loss), as reported	$(27,854)	$(2,418)	$5,888
Add: Stock-based employee compensation expense included in reported net loss	71	41	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,534)	(7,163)	(6,150)

Pro-forma net loss	$(36,317)	$(9,540)	$(248)

Basic net income (loss) per share, as reported	$(1.78)	$(0.15)	$0.33

Diluted net income (loss) per share, as reported	$(1.78)	$(0.15)	$0.31

Pro-forma basic and diluted net loss per share	$(2.32)	$(0.58)	$(0.01)

The Company’s assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under the Company’s stock option and stock purchase plans, is included in Note 9.

Capitalized Software Costs

Capitalization of software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” begins upon the establishment of technological feasibility. In the development of the Company’s products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. For the years ended June 30, 2003, 2004 and 2005, there were no costs capitalized since costs were incurred prior to attaining technological feasibility.

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

For multiple element arrangements which qualify for separate element accounting treatment, revenue is recognized for each element when each of the four basic criteria is met. Revenue for PCS under software maintenance agreements is recognized ratably over the term of the agreement, which is generally one year. For software arrangements involving multiple elements which qualify for separate element treatment, revenue is allocated to each element based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is limited to the price charged when the element is sold separately or, for an element not

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

yet being sold separately, the price established by management having the relevant authority. For multiple element revenue arrangements for which the Company does not have vendor specific evidence of fair value for the software license but does have vendor specific evidence of fair value for all of the other elements in the arrangement, revenues are allocated to each element according to the residual method. Under the residual method, revenue equal to the fair value of each undelivered element is deferred, and recognized upon delivery of that element. Any “residual” arrangement fee is allocated to the software license.

Certain of the Company’s software license arrangements require significant customization and modification and involve extended implementation periods. Such arrangements are accounted for using percentage of completion contract accounting as defined by Statement of Position No. 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In such arrangements, since the Company is able to make reasonably reliable estimates of progress toward completion, revenue is recognized over the life of the project as work is performed. Revenue earned in each reporting period is determined based on the percentage of labor hours incurred on the project as a percentage of the estimated total labor hours.

For arrangements not involving a software license fee, such as certain of the Company’s transactional service offerings or equipment and supplies only sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (SAB 104), “Revision of Topic 13-Revenue Recognition” which supersedes SAB 101, “Revenue Recognition in Financial Statements” and summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Under SAB 104, revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectibility is reasonably assured. SAB 104 also requires that up-front fees, even if non-refundable, that do not represent the completion of a separate earnings process be deferred and recognized as revenue over the period of performance. The Company does charge up-front fees, generally related to installation and integration services, in connection with certain of its hosted services offerings. Accordingly, these fees are deferred and recognized as revenue ratably over the estimated customer relationship period, which is generally four years. The revenue recognition period associated with such fees normally commences upon customer implementation.

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

401(k) and Pension Plans

The Company has a 401(k) Profit Sharing Plan (the Plan), whereby eligible US employees may contribute up to 20% of their compensation, subject to limitations established by the Internal Revenue Code. The Company

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may contribute a discretionary matching contribution annually equal to 50% of each such participant’s deferred compensation up to 5% of their annual compensation. The Company charged $363,000, $323,000 and $353,000 to expense in the fiscal years ended 2003, 2004 and 2005, respectively, under the Plan.

The Company has a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by the Inland Revenue. The Company contributes 1.5% of the employee’s annual compensation for those employees who make personal contributions of at least 1% of their annual earnings. The Company charged $286,000, $404,000 and $470,000 to expense in the fiscal years ended 2003, 2004 and 2005, respectively, under the GPPP.

The Company is required by Australian government regulation to pay a certain percentage, currently 9%, of gross payroll to a compliant Superannuation Fund for the benefit of its Australian employees. The Company charged $115,000 and $168,000 to expense for the fiscal years ended June 30, 2004 and 2005, reflecting the contribution to the Superannuation Fund. Prior to fiscal year 2004, the Company did not have operations in Australia.

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for sales arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The guidance of EITF 00-21 is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 (fiscal 2004 for the Company) and companies are permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle. The adoption of EITF 00-21 on July 1, 2003 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB”) 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts outlined in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The adoption of SAB 104 during fiscal 2004 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS 123R). Under SFAS 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition within the financial statements. SFAS 123R is effective for public companies in the first annual reporting period beginning after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS 123R effective July 1, 2005, the first quarter of its 2006 fiscal year.

There are two transition alternatives for public companies adopting the statement: the modified prospective method and the modified retrospective method. Under the modified prospective method, companies are required to recognize compensation cost for share-based payments to employees, based on the grant date estimate of fair value, from the beginning of the fiscal period in which the recognition provisions of SFAS 123R are first applied. Prior period financial information would not be restated under this method. Under the modified retrospective method, companies would restate prior periods to include the recognition of compensation cost based on amounts previously reported in the pro forma disclosures relating to stock based compensation under the existing requirements of SFAS 123, “Accounting for Stock-Based Compensation”, such as is presented in Note 2 to our audited financial statements. The Company expects to elect the modified prospective method upon adoption.

The Company expects that the adoption of SFAS 123R will have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis. The Company is still in the process of evaluating the impact of SFAS 123R, and has not yet quantified the expense impact of this accounting pronouncement on future financial periods. However, the Company’s historic financial statements, as well as its financial results for the year ended June 30, 2005, are relevant data points for gauging the potential level of expense that might be recorded in future periods. Based on these results, the Company estimates that quarterly and annual compensation costs, after the adoption of SFAS 123R, could increase by $2 million and $8 million, respectively. There can be no assurance that the actual expense recognition upon adoption of SFAS 123R will not exceed these estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Product and Business Acquisitions

Createform International, Inc.

In September 2003, the Company acquired all of the outstanding stock of Createform International, Inc. (Createform). Createform’s products are complementary to the Company’s existing product offerings and the acquisition expanded the Company’s global reach through Createform’s operating subsidiaries in the United States, Australia and the United Kingdom. Createform results have been included in the Company’s results from the date of acquisition forward as a component of the Licensed Technology segment. The initial purchase consideration for Createform was approximately $7,900,000, consisting of approximately $2,800,000 in cash, 563,151 shares of the Company’s common stock with a value of approximately $4,800,000 and transaction costs. In addition to the initial purchase consideration, contingent consideration of 298,630 shares of the Company’s

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock with a value of approximately $3,165,000 was due to the selling shareholders of Createform as of June 2004, based on certain Createform operating results achieved during fiscal year 2004. The value of the additional shares issued, $3,165,000, was reported as additional goodwill at June 30, 2004 since the contingent consideration had been earned, although it had not been issued, as of that date. At June 30, 2004 the contingent consideration was valued assuming that un-issued shares of common stock would be issued to the Createform selling stockholders. At the time of the actual share issuance, in September 2004, the shares were issued using the Company’s treasury shares. Accordingly in September 2004 (fiscal 2005) the Company reclassified the value of the treasury shares issued as a reduction to the treasury stock and additional-paid-in-capital accounts. There are no additional elements of consideration payable in the future.

As a result of the acquisition, the Company recorded intangible assets of approximately $12,226,000, consisting of $1,595,000 of core technology, $4,403,000 of customer related intangible assets, and $6,229,000 of goodwill. The core technology and customer related intangible assets are being amortized over their estimated useful lives of five and ten years, respectively. However, since the amortization rate of the finite lived intangible assets occurs in proportion to their estimated contribution of economic benefit to the Company, approximately 85% of the value assigned to the core technology and customer related intangible assets will be amortized within three and five years, respectively.

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

During the fourth quarter of fiscal year 2004, the Company was contacted by the Australian Tax Office (ATO) and advised of a potential tax assessment to CLS Research Party Ltd., one of Createform’s Australian subsidiaries, which arose from the operations of Createform prior to its acquisition by the Company. On June 17, 2004, the shareholder representatives of Createform agreed with the settlement proposed by the ATO, which resulted in a tax liability to the Company of approximately $292,000 (based on foreign exchange rates in effect at June 17, 2004, the date of the settlement). As a result of this assessment the Company, with the concurrence of the shareholder representatives of Createform, submitted a request to recover the claim from a share escrow account that had been established as part of the acquisition. The share escrow account was one of two escrow accounts established pursuant to the Agreement and Plan of Merger dated September 18, 2003, to support the indemnification of the Createform selling stockholders with respect to breaches of representations, warranties and covenants of Createform and the Createform selling shareholders in the merger agreement. As a result of the escrow claim, the Company recovered 38,055 shares of its common stock, originally issued as part of the initial purchase consideration of Createform.

Albion Business Machines Ltd (ABM)

In May 2004, Bottomline Europe acquired certain assets and assumed certain liabilities of Albion Business Machines Ltd. (ABM), a software company whose products allow customers to make electronic payments

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through the BACSTEL IP format in the UK. The ABM acquisition is expected to increase the Company’s customer base and broaden its existing BACSTEL IP product offerings in the UK. The initial purchase consideration was approximately $2,740,000 based on exchange rates in effect at the date of the acquisition. The total purchase price consisted of 300,000 shares of the Company’s common stock with a value of approximately $2,319,000, cash of $303,000 and transaction costs. In addition to the initial purchase consideration, contingent consideration of approximately $245,000 in cash (based on the exchange rate at September 7, 2004) was paid to the ABM shareholders, after the conclusion of a detailed review and evaluation of ABM’s customer lists and customer contracts acquired. The value of the additional consideration was recorded as a component of goodwill upon issuance. There are no additional elements of consideration payable in the future. As a result of the acquisition, the Company recorded, excluding the impact of contingent consideration, intangible assets of approximately $3,071,000, consisting of $1,505,000 of customer related intangible assets, $268,000 of core technology and $1,298,000 of goodwill. The finite lived intangible assets, customer related intangible assets and core technology are being amortized over their estimated useful lives of five years. Also, in connection with the acquisition of ABM, the Company recorded an in-process research and development charge of $53,000, which represented purchased in-process research and development that had not reached technological feasibility. ABM’s operating results were included in the Company’s Licensed Technology segment operating results from the acquisition date forward. Since ABM had only limited operations prior to the acquisition, pro forma information has not been included.

HMSL Group, Ltd. (HMSL)

On April 27, 2005 the Company acquired all of the outstanding stock of HMSL Group, Ltd. (“HMSL”). HMSL is a services company that provides organizations with the ability to streamline financial processes by outsourcing the front-end of their accounts payable function. The purchase consideration for HMSL was approximately $10.1 million consisting of approximately $7.6 million of cash, $2.1 million (184,956 shares) of the Company’s common stock, as measured on the transaction consummation date, and acquisition related costs (based on exchange rates in effect at the time of acquisition). There are no elements of contingent consideration due to the HMSL selling shareholders. Of the shares issued, 80,148 shares were placed in escrow for a two year period to cover potential liability claims that might be made against HMSL. As a result of the acquisition and the preliminary purchase price allocation, the Company recorded intangible assets of approximately $7.6 million consisting of $846,000 of core technology, $4.4 million of customer related assets and $2.4 million of goodwill. The finite lived intangibles, core technology and customer related assets, are being amortized over their estimated useful lives of three and five years, respectively. HMSL results are included in the Company’s results from the acquisition date forward, as a component of the Outsourced Solutions segment.

Unaudited Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and Createform as if the acquisition had occurred as of July 1, 2003 and the combined results of operations of the Company and HMSL as if the acquisition had occurred as of July 1, 2003 and July 1, 2004, after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets. The impact of the charge for acquired in-process research and development associated with the Createform acquisition has been excluded from the pro forma amounts. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the acquired entities been a single entity during this period.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pro Forma June 30,
	2004	2005
	(unaudited)
	(in thousands)
Revenues	$87,570	$100,878
Net loss	$(3,416)	$5,815
Net loss per basic and diluted share	$(0.21)	$0.30

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2004	2005
	(in thousands)
Land	$343	$359
Buildings and improvements	3,608	3,665
Furniture and fixtures	1,532	1,294
Technical equipment	11,079	12,999
Software	3,172	4,078

	19,734	22,395
Less: Accumulated depreciation and amortization	13,266	15,455

	$6,468	$6,940

5. Goodwill and Other Intangible Assets

The Company adopted the provisions of SFAS 142 at the beginning of its 2003 fiscal year. The adoption of SFAS 142 required the Company to complete a transitional impairment test of its goodwill within the first year of adoption. Based on the results of this impairment test, the Company recorded an impairment charge of $13.8 million associated with impairment of goodwill in Bottomline Europe. In accordance with transition provisions of SFAS 142, this amount has been reported as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations.

At June 30, 2005, the carrying value of the Company’s goodwill was approximately $28.5 million and consisted of approximately $19.6 million, $2.5 million and $6.4 million allocated to the Company’s Licensed Technology, Tailored Solutions and Outsourced Solutions segments, respectively. The increase in goodwill in 2005 was due to the acquisition of HMSL.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization under SFAS 142:

	As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$15,685	$(13,559)	$2,126
Customer related	11,606	(3,553)	8,053

Total	$27,291	$(17,112)	$10,179

Unamortized intangible assets:
Goodwill			28,516

Total intangible assets			$38,695

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$14,944	$(12,479)	$2,465
Customer related	7,496	(1,503)	5,993

Total	$22,440	$(13,982)	$8,458

Unamortized intangible assets:
Goodwill			26,228

Total intangible assets			$34,686

Estimated amortization expense for each of the five subsequent fiscal years and thereafter, is as follows:

In thousands
2006	$3,181
2007	2,575
2008	1,851
2009	1,269
2010	886
2011 and thereafter	417

6. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2004	2005
	(in thousands)
Employee compensation and benefits	$3,515	$3,493
Sales and value added taxes	1,581	2,046
Professional fees	420	707
Other	2,385	3,135

	$7,901	$9,381

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Commitments and Contingencies

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

The Company also leases office space in certain other cities worldwide. All such leases expire by fiscal year 2010.

Future minimum annual rental commitments under the Company’s facilities, equipment, and vehicle leases at June 30, 2005 are as follows:

(in thousands)
2006	$2,255
2007	2,161
2008	2,103
2009	2,023
2010	1,570
2011 and thereafter	2,428

$12,540

Rent expense charged to operations for the fiscal years ended June 30, 2003, 2004 and 2005 was $2,879,000, $2,947,000, and $2,761,000 respectively. The Company subleases space in several of its offices. Sublease income recorded for the fiscal years ended June 30, 2003, 2004 and 2005 was $300,000, $204,000 and $165,000, respectively.

In December 2004, Bottomline Europe entered into a contract with a vendor to provide software installation services to certain Bottomline Europe customers. Under the terms of the arrangement, Bottomline Europe has agreed to a minimum purchase commitment of £450,000 (approximately $810,000 based on exchange rates in effect at June 30, 2005) from this vendor. The services procured by Bottomline Europe will be used to supplement the Company’s existing professional services team with respect to UK product installations. In the event that Bottomline Europe has not expended the minimum purchase commitment by June 30, 2006, any remaining, unused amount is due and payable to the vendor. As of June 30, 2005, Bottomline Europe had expended approximately £233,000 under this arrangement (approximately $418,000). The Company believes that it will satisfy the minimum commitment through ongoing operations, and accordingly has not accrued for any amount beyond the actual costs of services rendered by the vendor as of June 30, 2005.

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2002, Bottomline, Daniel M. McGurl and Robert A. Eberle joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the court heard oral argument on the motion in early November 2002. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline. In addition, in early October 2002, Daniel M. McGurl and Robert A. Eberle were dismissed from this case without prejudice. A special litigation committee of the board of directors of Bottomline authorized Bottomline to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the court. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. If the settlement is not approved, we intend to vigorously defend ourselves against this amended complaint. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows.

8. Notes Payable and Credit Facilities

In February 2005, the Company’s subsidiary, Bottomline Europe, renewed through December 31, 2005 its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 2 million British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (4.75% at June 30, 2005) plus 2% and are due on the expiration date of the Overdraft Facility. There were no outstanding borrowings under this Overdraft Facility at June 30, 2005.

In May 2005, the Company extended, through March 26, 2007, its Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $3 million and requires the Company to maintain certain financial covenants. Borrowings under the Credit Facility are secured by substantially all US owned assets of the Company, bear interest at the bank’s prime rate (6.25% at June 30, 2005) and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2005, a $2 million letter of credit had been issued to the Company’s landlord as part of a lease amendment for its corporate headquarters. There were no borrowings under the Credit Facility as of June 30, 2005.

At June 30, 2005, a $50,000 Australian (approximately $38,000 US dollars based on the exchange rate in effect at June 30, 2005) letter of credit had been issued by Bottomline Australia to its landlord as part of its office lease in Melbourne, Australia. The Company expects that these premises will be vacated by the end of September 2005 and the letter of credit arrangement terminated at that time.

9. Stockholders’ Equity

Common Stock and Common Stock Warrants

In August 2000, in connection with the Company’s acquisition of Bottomline Europe, the Company issued warrants to the selling stockholders of the predecessor company to purchase 100,000 shares of the Company’s common stock, at an exercise price of $50.00 per share. These warrants expired unexercised in August 2005.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, in connection with a lease amendment for its corporate headquarters, the Company issued its landlord 100,000 shares of common stock and a warrant, valued using the Black-Scholes method, to purchase an additional 100,000 shares of common stock at an exercise price of $4.25 per share. The warrant was exercised by the landlord during fiscal 2005. The fair value of the common stock and warrant issued of $750,000, was capitalized and is being amortized as rent expense over the initial term of the lease.

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

At June 30, 2005 the Company had 8,771,000 common shares reserved for future issuance with respect to stock options, the Company’s employee stock purchase plan and warrants.

Equity Plans

Employee Stock Purchase Plans

2000 Employee Stock Purchase Plan

On November 16, 2000, the Company adopted the 2000 Employee Stock Purchase Plan, which was amended on November 18, 2004 (2000 Stock Purchase Plan), and which provides for the issuance of up to a total of 1,500,000 shares of common stock to participating employees. Eligible employees may contribute between 1% and 10% of their base pay to the 2000 Stock Purchase Plan. At the end of a designated offering period, employees purchase shares of the Company’s common stock with their contributions at an amount equal to 85% of the lower of the fair market value of the common stock on the first day of each 24-month offering period or the last day of the applicable six-month purchase period.

The assumptions made for purposes of the options issued under the employee stock purchase plan, based on the Black-Scholes method of valuation, are as follows:

	2003	2004	2005
Dividend yield	0%	0%	0%
Expected life of options (years)	2	2	2
Risk-free interest rate	1.38-1.60%	1.19-2.48%	1.49-2.56%
Volatility	120-125%	112-117%	107%

During the fiscal years ended June 30, 2003, 2004, and 2005, the Company issued 166,000, 110,000 and 75,000 shares of common stock under the 2000 Stock Purchase Plan. The estimated weighted average fair value at the date of grant for options granted under the 2000 Stock Purchase Plan during fiscal years 2003, 2004 and 2005 was $4.91, $6.70 and $7.47 per option, respectively.

Stock Incentive Plans

1989 Stock Option Plan

The Company adopted the Bottomline Technologies, Inc. Stock Option Plan, as amended, (the Plan) on August 1, 1989, which provides for the issuance of incentive stock options and non-statutory stock options. The

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for options granted under the Plan is principally over three years from the date of the grant. The Company reserved 1,440,000 shares of its common stock for issuance under the Plan. Incentive stock options may be granted to employees at a price of no less than 100% of the fair market value of the common stock at the date of grant. Options expire a maximum of ten years from the date of grant. At June 30, 2005, options for the purchase of 45,000 shares of common stock of the Company were outstanding under this plan. The Company no longer issues options under this plan.

1997 Stock Incentive Plan

On August 21, 1997, the Company adopted the 1997 Stock Incentive Plan (the 1997 Plan), which provides for the issuance of stock options and non-statutory stock options. The 1997 Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for options granted under the 1997 Plan is principally over four years from the date of the grant. The Company reserved 2,700,000 shares of its common stock for issuance under the 1997 Plan to employees at a price of no less than 100% of the fair market value of the common stock at the date of grant. Options expire a maximum of ten years from the date of grant. At June 30, 2005, options for the purchase of 891,901 shares of common stock of the Company were outstanding under this plan, and the Company no longer issues options under this plan. In addition, 800,000 shares of common stock originally reserved for issuance under the 1997 Plan, which have not been issued or which have been terminated or otherwise surrendered, are available for issuance under the 2000 Employee Stock Incentive Plan.

1998 Non-Employee Director Stock Option Plan

On November 12, 1998, the Company adopted the 1998 Non-Employee Director Stock Option Plan (the Director Plan), which provides for the issuance of non-statutory stock options. The Company has reserved up to 300,000 shares of its common stock for issuance under the Director Plan. Under the terms of the Director Plan, each non-employee director is granted an option to purchase 15,000 shares of common stock upon his or her initial election to the Board of Directors. Such options vest ratably over four years from the date of the grant. Additionally, each non-employee director is granted an option to purchase 7,500 shares of common stock at each annual meeting of stockholders following the annual meeting of the initial year of the election. Such options vest one year from the date of the grant. At June 30, 2005, options for the purchase of 255,000 shares of common stock of the Company were outstanding under this plan.

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

On the first day of each fiscal year, beginning in fiscal year 2001 and ending in fiscal year 2010, the number of shares of common stock authorized for issuance under the 2000 Plan will automatically increase, without additional Board or stockholder approval. The number of shares authorized for issuance will increase, when added to the remaining available shares, to total an amount equal to 12% of the number of shares of common stock outstanding on the first day of the fiscal year, or such lesser number as the Board of Directors may

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determine prior to such increase. The annual increase can never exceed 5,000,000 shares. On July 1, 2004, an additional 1,021,000 shares were authorized for issuance under the 2000 Plan. Stock options issued under the 2000 Plan must be issued at a price not less than 100% of the fair market value of the common stock at the date of grant. At June 30, 2005, 4,078,560 options were outstanding under this plan.

Flashpoint Employee Stock Option Plan

On August 28, 2000, the Company adopted the Flashpoint Employee Stock Option Plan (the Flashpoint Plan) as part of the acquisition of Flashpoint. Included in the acquisition was the assumption of all outstanding stock options of Flashpoint, which were issued under the Flashpoint Plan. At June 30, 2005, 13,720 options were outstanding under this plan. At June 30, 2005, there were 120,320 shares available for grant under the Flashpoint Plan, however the Company does not intend to grant these options.

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

The assumptions made for purposes of the options issued under the Company’s stock option plans, based on the Black Scholes method of valuation, are as follows:

	2003	2004	2005
Dividend yield	0%	0%	0%
Expected life of options (years)	4	4	4
Risk-free interest rate	1.96-3.00%	2.38-3.54%	3.48-3.81%
Volatility	120-127%	109-111%	102-107%

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option plan activity is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands, except per share data)
Options outstanding at June 30, 2002	870	4,907	$12.27
Additional shares reserved	1,222	—	—
Options granted	(902)	902	5.40
Options exercised	—	(141)	3.53
Options canceled	882	(882)	14.49

Options outstanding at June 30, 2003	2,072	4,786	$10.82
Additional shares reserved	463	—	—
Options granted	(1,124)	1,124	9.01
Options exercised	—	(510)	4.86
Options canceled	337	(337)	13.61

Options outstanding at June 30, 2004	1,748	5,063	$10.82
Additional shares reserved	1,021	—	—
Options granted	(1,265)	1,265	11.53
Options exercised	—	(771)	6.18
Options canceled	273	(273)	15.76

Options outstanding at June 30, 2005	1,777	5,284	$11.41

The estimated weighted-average fair value of options granted during fiscal years ended June 30, 2003, 2004, and 2005 was $4.28, $6.81 and $8.35. The following table presents weighted-average price and life information about significant option groups outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands, except per share data)
$2.33-$5.87	1,005	6.87 years	$4.92	657	$4.65
$5.87-$8.19	1,117	6.66 years	7.93	697	7.96
$8.19-$10.00	948	7.95 years	9.41	427	9.37
$10.01-$13.00	1,356	7.82 years	12.27	557	12.93
$13.01-$21.00	445	7.14 years	14.25	206	14.56
$21.01-$36.00	211	4.63 years	30.40	211	30.40
$36.01-$59.00	202	4.70 years	40.55	202	40.55

	5,284			2,957	$12.65

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Earnings per Share

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended June 30,
	2003	2004	2005
	(in thousands, except per share data)
Numerator:
Income (loss) before cumulative effect of accounting change	$(14,090)	$(2,418)	$5,888
Cumulative effect of accounting change	(13,764)	—	—

Net income (loss)	$(27,854)	$(2,418)	$5,888

Denominator:
Denominator for basic income (loss) per share—weighted-average shares outstanding	15,667	16,514	18,030

Denominator for diluted income (loss) per share—weighted-average shares outstanding	15,667	16,514	19,119

Net income (loss) per share:
Basic income (loss) before cumulative effect of accounting change	$(0.90)	$(0.15)	$0.33
Cumulative effect of accounting change	(0.88)	—	—

Basic net income (loss) per share	$(1.78)	$(0.15)	$0.33

Diluted income (loss) before cumulative effect of accounting change	$(0.90)	$(0.15)	$0.31
Cumulative effect of accounting change	(0.88)	—	—

Diluted net income (loss) per share	$(1.78)	$(0.15)	$0.31

Options to purchase 4,786,000, 5,063,000 and 1,276,000 shares of the Company’s common stock for the years ended June 30, 2003, 2004 and 2005 respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. Warrants for 200,000 shares for fiscal years ended June 30, 2003 and 2004 and warrants for 100,000 shares for the fiscal year ended June 30, 2005 were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

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

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s chief operating decision makers assess performance based on segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis, and excludes acquisition-related expenses such as amortization of intangible assets, charges related to acquired in-process research and development and stock compensation expense associated with stock options assumed in prior business acquisitions. There are no inter-segment sales; accordingly the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to the Company’s operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is presenting segment information for its years ended June 30, 2005 and 2004 according to the segment descriptions above. Segment information for years prior to 2004 can not be prepared without significant allocation of resources and expense. Accordingly, as permitted by SFAS No. 131, the Company is not disclosing segment information for years prior to 2004 as it is impracticable to do so.

	Year Ended June 30,
	2004	2005	Change from 2004	% Change
	(in thousands)
Revenues:
Licensed Technology	$58,721	$71,185	$12,464	21.2
Outsourced Solutions	14,099	16,156	2,057	14.6
Tailored Solutions	9,312	9,164	(148)	(1.6)

Total revenues	$82,132	$96,505	$14,373	17.5

Segment measure of profit (loss):
Licensed Technology	$4,302	$7,692	$3,390	78.8
Outsourced Solutions	(639)	2,102	2,741	429.0
Tailored Solutions	(1,040)	(762)	278	26.7

Total measure of segment profit	$2,623	$9,032	$6,409	244.3

A reconciliation of the measure of segment profit to the Company’s GAAP operating loss for 2004 and 2005, before the provision for income taxes, is as follows:

	Year Ended June 30,
	2004	2005
	(in thousands)
Segment measure of profit	$2,623	$9,032
Less:
Amortization of intangible assets	(4,277)	(3,217)
Stock compensation expense	(41)	(14)
In-process research and development	(842)	—
Other income, net	288	444

Income (loss) before provision for income taxes	$(2,249)	$6,245

The following depreciation expense amounts are included in the segment measure of profit (loss):

	Year Ended June 30,
	2004	2005
	(in thousands)
Depreciation expense:
Licensed Technology	$1,178	$1,368
Outsourced Solutions	762	849
Tailored Solutions	313	294

Total depreciation expense	$2,253	$2,511

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales, based on the point of sales, not the location of the customer are as follows:

	Year Ended June 30,
	2003	2004	2005
	(in thousands)
Sales to unaffiliated customers:
United States	$40,965	$45,942	$46,527
United Kingdom	30,300	34,883	48,300
Australia	—	1,307	1,678

Total sales to unaffiliated customers	$71,265	$82,132	$96,505

At June 30, 2005, long-lived assets of approximately $21,640,000 were located in the United States and $24,903,000 were located in the United Kingdom and $133,000 were located in Australia. At June 30, 2004, long-lived assets of approximately $24,152,000 were located in the United States and $17,731,000 were located in the United Kingdom and $106,000 were located in Australia.

12. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities, and are measured by applying tax rates that are expected to be in effect when the differences reverse. At June 30, 2004 and 2005, there were no deferred tax liabilities. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2004	2005
	(in thousands)
Deferred tax assets:
Allowances and reserves	$784	$870
Various accrued expenses	804	1,131
Inventory	116	110
Deferred revenue	163	325
Intangible assets	15,769	14,844
Property, plant and equipment	732	358
Capital loss and impairment losses on equity investments	544	562
Net operating loss carry forward	10,770	10,645
Research and development credits	1,424	1,666

	31,106	30,511
Less: valuation allowance	(31,106)	(30,461)

Net deferred tax assets	$—	$50

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $30,461,000 valuation allowance at June 30, 2005 is necessary. This is a reserve against the deferred tax assets associated with the Company’s US and UK operations. The change in the valuation allowance for 2005 was $645,000. Upon liquidation of the valuation allowance, approximately $138,000 will be reversed through

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill as this amount relates to valuation allowances established in the purchase price allocation of the Company’s acquisition of Bottomline Europe.

At June 30, 2005, the Company has available US net operating loss carry-forwards of $26,656,000, which expire at various times through the year 2024. Included within this loss carryforward amount is approximately $8,131,000 of loss carryforward associated with non-qualified stock options that have been exercised. When realized against future period taxable income, the tax benefit of the stock option deduction will be recorded as an increase to additional paid in capital. The Company also has $1,666,000 of research and development tax credits available, which expire at various points through year 2025. The operating losses and tax credit carry forwards may be subject to limitations under provisions of the Internal Revenue Code.

The provision for income taxes consists of the following:

	Year Ended June 30,
	2003	2004	2005
	(in thousands)
Current:
Federal	—	—	$(378)
State	$60	$60	45
Foreign	—	78	668

	60	138	335
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	31	22

	—	31	22

	$60	$169	$357

Net income (loss) before income taxes and before the cumulative effect of the accounting change by geographic area is as follows:

	Year Ended June 30,
	2003	2004	2005
	(in thousands)
United States	$(6,714)	$(1,389)	$4,079
United Kingdom	(7,316)	(1,087)	1,778
Australia	—	227	388

	$(14,030)	$(2,249)	$6,245

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	Year Ended June 30,
	2003	2004	2005
Tax provision (benefit) at federal statutory rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	0.2	2.7	4.6
Unbenefited losses	24.0	31.0	—
Use of previously reserved deferred tax assets	—	—	(27.1)
Foreign income taxes	—	4.8	(0.2)
Non-deductible goodwill amortization	9.7	—	—
Non-deductible expenses	0.4	4.0	(0.4)
US federal tax refund	—	—	(6.1)
Other	(0.1)	(1.0)	0.9

	0.2%	7.5%	5.7%

13. Severance and Exit Costs

During fiscal year 2003, the Company implemented several expense reduction initiatives to better align its cost structure with existing market conditions. As part of this plan, the Company consolidated its workforce, in both the US and Europe, and closed a facility in the US. In connection with these initiatives, the Company recorded charges of approximately $1,131,000 in the fiscal year ended June 30, 2003. All of these amounts were paid during fiscal 2004.

14. Guarantees

The Company generally offers a standard warranty on its products and services, specifying that its software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, the Company offers, as an element of its standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs, arising from claims of patent, copyright, trademark or other similar infringements by the Company’s software products. To date, the Company has not had any significant warranty or indemnification claims against its software products and there were no accruals for product warranties or indemnification claims at June 30, 2004 or 2005.

As disclosed in Note 8, Bottomline Europe is a party to an Overdraft Facility, which provides for aggregate borrowings of up to 2.0 million British Pound Sterling. Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility and at June 30, 2005, there were no outstanding borrowings under the Overdraft Facility.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Financial Data (unaudited)

	For the quarters ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
	(in thousands, except per share data)
Revenues	$16,871	$21,254	$21,567	$22,440	$21,747	$23,952	$24,488	$26,318
Gross profit	8,927	11,592	11,780	12,480	12,577	13,944	13,800	15,253
Net income (loss)	$(2,145)	$(449)	$(241)	$417	$679	$1,240	$1,765	$2,204

Basic income (loss) per share	$(0.13)	$(0.03)	$(0.01)	$0.02	$0.04	$0.07	$0.10	$0.12
Diluted income (loss) per share	$(0.13)	$(0.03)	$(0.01)	$0.02	$0.04	$0.07	$0.09	$0.11
Shares used in computing income (loss) per share
Basic	16,044	16,621	16,775	17,003	17,540	17,914	18,180	18,488
Diluted	16,044	16,621	16,775	18,078	18,314	18,953	19,464	19,744

16. Subsequent Events

In July 2005, the Company completed a secondary offering of its common stock. In connection with this offering, the Company issued 3,560,000 shares of stock and generated proceeds, after underwriting discounts, of approximately $47 million. General Atlantic, an existing stockholder, sold 1,500,000 shares of the Company’s common stock in connection with this offering. The Company did not receive any proceeds for the shares sold by General Atlantic.

The Company expects to use the offering proceeds for general corporate purposes, including working capital, product development and capital expenditures. The Company may also use a portion of the proceeds to acquire other complimentary products, technologies or businesses, however there are currently no commitments or agreements with respect to any such transactions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (DE), INC.

By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan Chief Financial Officer and Treasurer

Date: September 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ DANIEL M. MCGURL Daniel M. McGurl	Chairman of the Board	September 12, 2005

/s/ JOSEPH L. MULLEN Joseph L. Mullen	Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2005

/s/ KEVIN M. DONOVAN Kevin M. Donovan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 12, 2005

/s/ JOSEPH L. BARRY JR. Joseph L. Barry Jr.	Director	September 12, 2005

/s/ JOHN W. BARTER John W. Barter	Director	September 12, 2005

/s/ ROBERT A. EBERLE Robert A. Eberle	Director	September 12, 2005

/s/ WILLIAM O. GRABE William O. Grabe	Director	September 12, 2005

/s/ DIANNE GREGG Dianne Gregg	Director	September 12, 2005

/s/ JEFFREY C. LEATHE Jeffrey C. Leathe	Director	September 12, 2005

/s/ JAMES L. LOOMIS James L. Loomis	Director	September 12, 2005

/s/ JAMES W. ZILINSKI James W. Zilinski	Director	September 12, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated By-Laws of the Registrant

4.1(1)	Specimen Certificate for Shares of Common Stock

10.1(1)#	1989 Stock Option Plan, as amended, including form of stock option agreement for incentive and non-statutory stock options.

10.2(1)#	Amended and Restated 1997 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options.

10.3(1)#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.

10.4(1)#	1998 Employee Stock Purchase Plan.

10.5(1)	First Amendment and Restatement of Stock Rights and Voting Agreement, as amended.

10.6(1)	Second Stock Rights Agreement, as amended.

10.7(1)	Lease dated November 28, 1994, between the Registrant and Wenberry Associates LLC.

10.8(2)	Share Purchase Agreement between the Persons named in column (A) of Schedule 1 thereto and the Registrant dated August 28, 2000.

10.9(2)	Stock Purchase Agreement by and among the Registrant, Flashpoint, Inc. and Eric Levine dated August 28, 2000.

10.10(3)	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp

10.11(3)	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.

10.12(3)	Lease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.

10.13(4)	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.

10.14(5)	Form of Indemnification Letter dated as of September 21, 2000.

10.15(6)#	Letter Agreement dated as of June 1, 2001 between the Registrant and Mr. McGurl amending the Employment Agreement of Mr. McGurl dated as of December 3, 1998.

10.16(7)	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.

10.17(8)*	Loan and Security Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.18(8)	Negative Pledge Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.19(8)	Committed Business Overdraft Facility dated as of December 18, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.20(8)	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

Exhibit No.	Description

10.21(8)	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.22(9)	Stock Purchase Agreement, dated January 8, 2002, by and among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO Gmbh & Co. KG and the Stockholders named on Schedule I thereto.

10.23(9)	Registration Rights Agreement, dated January 15, 2002, among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO Gmbh & Co. KH.

10.24(10)	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.

10.25(10)#	Service Agreement of Mr. Fortune dated as of March 11, 1999.

10.25(11)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.

10.26(11)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.

10.27(11)	First Loan Modification Agreement dated as of December 31, 2002 between the Registrant and Silicon Valley Bank.

10.28(11)	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.

10.29(12)	Stock Purchase Agreement dated March 20, 2003, by and among Bottomline Technologies (de), Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. KG.

10.30(13)	Agreement and Plan of Merger, dated as of September 15, 2003, by and among Bottomline Technologies (de), Inc., Createform Acquisition Corporation, Createform International, Inc., the Principals (as defined therein), the Stockholder Representatives (as defined therein) and the Company Stockholders (as defined therein).

10.31(14)#	Letter Agreement between Daniel McGurl and Bottomline Technologies (de), Inc. dated August 28, 2003.

10.32(14)#	Retention Agreement between Chris Bishop and Bottomline Technologies (de), Inc. dated September 12, 2002.

10.33(15)	Second Loan Modification Agreement dated as of January 19, 2004 between the Registrant and Silicon Valley Bank.

10.34(15)	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland.

10.35(16)#	Form of Officer Executive Bonus Plan for 2005 with respect to Joseph Mullen, Robert Eberle and Peter Fortune.

10.36(17)#	2000 Employee Stock Purchase Plan, as amended.

10.37(17)	Third Loan Modification Agreement dated as of February 4, 2005 between the Registrant and Silicon Valley Bank.

10.38(17)	Confirmation of Committed Business Overdraft Facility as of February 7, 2005 between Bottomline Technologies Europe Limited and Royal Bank of Scotland.

Exhibit No.	Description

10.39(18)	Fourth Loan Modification Agreement dated as of May 4, 2005 between the Registrant and Silicon Valley Bank.

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith).

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith).

*	Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-67309).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2000 (File No. 000-25259).
(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000 (File No. 000-25259).
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2004 (File No. 000-25259).
(5)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2000.
(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2001 (File No. 000-25259).
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2001.
(8)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2001.
(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2002 (File No. 000-25259).
(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002 (File No. 000-25259).
(11)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2002.
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended March 31, 2003.
(13)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 18, 2003 (File No. 000-25259).
(14)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2003.
(15)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2003.
(16)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended September 30, 2004.
(17)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended December 31, 2004.
(18)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-25259) for the Fiscal Quarter Ended March 31, 2005.