Form 10-Q
period 2005-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2005-11-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2005 was 22,762,548.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2005	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$47,206	$20,789
Marketable securities	39,596	15,127
Accounts receivable, net of allowance for doubtful accounts and returns of $1,948 at September 30, 2005 and $1,830 at June 30, 2005	22,011	22,956
Other current assets	4,532	4,893

Total current assets	113,345	63,765
Property and equipment, net	7,025	6,940
Intangible assets, net	37,555	38,695
Other assets	765	1,041

Total assets	$158,690	$110,441

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,018	$6,094
Accrued expenses	8,170	9,381
Deferred revenue and deposits	18,801	20,738

Total current liabilities	33,989	36,213
Deferred revenue and deposits, non current	1,351	1,435

Total liabilities	35,340	37,648

Stockholders’ equity:
Common stock	23	19
Additional paid-in-capital	233,037	182,534
Accumulated other comprehensive income	1,979	2,350
Treasury stock	(875)	(1,149)
Retained deficit	(110,814)	(110,961)

Total stockholders’ equity	123,350	72,793

Total liabilities and stockholders’ equity	$158,690	$110,441

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2005	2004
Revenues:
Software licenses	$3,256	$3,662
Service and maintenance	17,536	14,624
Equipment and supplies	3,886	3,461

Total revenues	24,678	21,747
Cost of revenues:
Software licenses	305	712
Service and maintenance (1)	7,536	5,814
Equipment and supplies	3,060	2,644

Total cost of revenues	10,901	9,170

Gross profit	13,777	12,577
Operating expenses:
Sales and marketing (1)	6,345	5,522
Product development and engineering (1)	2,514	2,283
General and administrative (1)	4,213	3,106
Amortization of intangible assets	887	886

Total operating expenses	13,959	11,797

Income (loss) from operations	(182)	780
Other income, net	639	57

Income before provision for income taxes	457	837
Provision for income taxes	310	158

Net income	$147	$679

Basic and diluted net income per share:	$0.01	$0.04

Shares used in computing net income per share:
Basic	22,160	17,540

Diluted	23,242	18,314

(1)	Stock based compensation is allocated as follows:

	Three Months Ended September 30,
	2005	2004
Cost of revenues: service and maintenance	$127	$—
Sales and marketing	578	—
Product development and engineering	229	8
General and administrative	724	—

	$1,658	$8

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2005	2004
Operating activities:
Net income	$147	$679
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,658	8
Amortization of intangible assets	887	886
Amortization of investment income	(7)	(11)
Depreciation and amortization of property and equipment	641	604
Provision for allowances on accounts receivable	27	74
Provision for obsolete inventory	20	—
Loss (gain) on foreign exchange	(10)	36
Changes in operating assets and liabilities:
Accounts receivable	731	65
Inventory, prepaid expenses and other current assets	573	360
Accounts payable, accrued expenses and deferred revenue and deposits	(2,124)	(466)

Net cash provided by operating activities	2,543	2,235
Investing activities:
Purchases of available-for-sale securities	(26,500)	(1,300)
Purchases of held-to-maturity securities	(46)	(1,737)
Proceeds from sales of held-to-maturity securities	2,084	1,000
Purchases of property, plant and equipment, net	(771)	(394)

Net cash used in investing activities	(25,233)	(2,431)
Financing activities:
Net proceeds from sale of common stock	46,775	—
Proceeds from employee stock purchase plan and exercise of stock options	2,348	358
Proceeds from exercise of warrants	—	425

Net cash provided by financing activities	49,123	783
Effect of exchange rate changes on cash and cash equivalents	(16)	27

Increase in cash and cash equivalents	26,417	614
Cash and cash equivalents at beginning of period	20,789	20,724

Cash and cash equivalents at end of period	$47,206	$21,338

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2005

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 12, 2005.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2—Share Based Payments

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS 123R). Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. For the three months ended September 30, 2005 the Company recorded expense of approximately $1.7 million in connection with its share-based payment awards.

The Company adopted SFAS 123R under the modified prospective method. Under this method, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards, beginning on July 1, 2005. Prior period financial information has not been restated.

For periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations in accounting for its share based payment awards. Under APB 25, since the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant and, in the case of the Company’s stock purchase plans since the plans are non-compensatory, no compensation expense was recorded in the financial statements.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to its share based payment arrangements for the three months ended September 30, 2004.

Three Months Ended September 30, 2004
(in thousands, except per share amounts)
Net income as reported	$679
Add: Stock-based employee compensation expense included in reported net income	8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,310)

Pro forma net loss	$(623)

Basic and diluted net income per share, as reported:	$0.04

Pro forma basic and diluted net loss per share	$(0.04)

Share Based Compensation Plans

Employee Stock Purchase Plan

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

At the end of a designated purchase period, which occurs every six months on March 31 and September 30, employees purchase shares of the Company’s common stock with contributions accumulated via payroll deductions, at an amount equal to 85% of the lower of the fair market value of the common stock on the first day of each 24-month offering period or the last day of the applicable six-month purchase period.

The Company’s employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, and as permitted by SFAS 123R, the Company measures the fair value of its awards under the employee stock purchase plan at intrinsic value (the value of the Company’s common stock less the employee stock purchase plan exercise price) at the end of each reporting period. For the three months ended September 30, 2005, the Company recorded compensation cost of approximately $116,000 associated with its employee stock purchase plan. There were no outstanding options under the plan as of September 30, 2005, as this was a stock purchase date. As a result of the employee stock purchase on September 30, 2005, the Company issued 34,249 shares of its common stock with an intrinsic value of approximately $259,000.

Stock Incentive Plans

1998 Non-Employee Director Stock Option Plan

On November 12, 1998, the Company adopted the 1998 Non-Employee Director Stock Option Plan (the Director Plan), which provides for the issuance of non-statutory stock options with a 10-year contractual term. The Company has reserved up to 300,000 shares of its common stock for issuance under the Director Plan. Under the terms of the Director Plan, each non-employee director is granted an option to purchase 15,000 shares of common stock upon his or her initial election to the Board of Directors. Such options vest over four years from the date of the grant, with 25% of the award vesting at the end of each year. Additionally, each non-employee director is granted an option to purchase 7,500 shares of common stock at each annual meeting of stockholders following the annual meeting of the initial year of the election. Such options vest one year from the date of the grant.

2000 Employee Stock Incentive Plan

On November 16, 2000, the Company adopted the 2000 Employee Stock Incentive Plan (the 2000 Plan), which provides for the issuance of stock options, non-statutory stock options and restricted stock. Stock option awards under this plan have a 10-year contractual term. The 2000 Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for awards granted under the 2000 Plan is principally over four years from the date of the grant, with 25% of the award vesting after one year and 6.25% of the award vesting each quarter thereafter. The Company initially reserved 1,350,000 shares of its common stock for issuance under the 2000 Plan.

On the first day of each fiscal year, beginning in fiscal year 2001 and ending in fiscal year 2010, the number of shares of common stock authorized for issuance under the 2000 Plan will automatically increase, without additional Board or stockholder approval. The number of shares authorized for issuance will increase, when added to the remaining available shares, to total an amount equal to 12% of the number of shares of common stock outstanding on the first day of the fiscal year, or such lesser number as the Board of Directors may determine prior to such increase. The annual increase can never exceed 5,000,000 shares. Stock options issued under the 2000 Plan must be issued at an exercise price not less than 100% of the fair market value of the common stock at the date of grant.

Compensation cost associated with employee stock options represented approximately $1.5 million of the total share based payment expense recorded for the three months ended September 30, 2005. The stock options were valued using a Black Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. The assumptions made for purposes of estimating fair value under the Black Scholes model for options granted during the three months ended September 30, 2005 were as follows:

• Dividend yield:	0%
• Expected term of options (years):	4.85
• Risk free interest rate:	4.11% - 4.15%
• Volatility:	87%

The Company’s estimate of an expected option term was derived based on a review of its historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. The estimated stock price volatility was derived based on a review of the Company’s actual historic stock prices over the past five years. The specific stock option valuation assumptions used for awards granted prior to July 1, 2005 are as disclosed in the Company’s prior annual reports on Form 10-K, as filed with the SEC.

A summary of stock option activity under the 2000 Plan for the three months ended September 30, 2005 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at June 30, 2005	5,284	$11.41
Granted	55	16.54
Exercised	(330)	6.34
Forfeited or expired	(153)	11.92

Options outstanding at September 30, 2005	4,856	11.80	6.87	$24,230

Options exercisable at September 30, 2005	2,816	12.94	5.55	$14,229

The weighted average grant date fair value of options granted during the three months ended September 30, 2005 and 2004 was $11.54 and $5.94, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2005 and 2004 was approximately $3.1 million and $64,000, respectively. As of September 30, 2005 there was approximately $12.2 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.9 years. The total fair value of stock options that vested during the three months ended September 30, 2005 and 2004 was approximately $1.2 million and $1.5 million, respectively.

During the quarter ended September 30, 2005 the Company granted 177,000 shares of restricted stock. Prior to this, the Company had not granted awards of restricted stock. The restricted stock awards vest over a four year period on a graded vesting schedule similar to the Company’s employee stock options. The restricted stock awards were valued based on the closing price of the Company’s stock on the date of grant, with compensation cost recorded on a straight line basis over the share vesting period. The intrinsic value of the restricted stock awards was approximately $2.8 million and $2.7 million on the date of grant and on September, 30, 2005, respectively. The Company recorded expense of approximately $69,000 during the three months ended September 30, 2005. As of September 30, 2005, there was approximately $2.7 million of unrecognized compensation cost related to restricted stock awards, that will be recognized as expense over a weighted average period of 3.9 years. The Company believes that restricted stock will be more effective, and will produce a lower accounting charge, than similar stock option based awards designed to incentivize and retain senior management.

Note 3—Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,
	2005	2004
	(in thousands, except per share amounts)
Numerator:
Net income	$147	$679

Denominator – Weighted average shares outstanding used in computing income per share:
Basic	22,160	17,540

Diluted	23,242	18,314

Basic and diluted net income per share:	$.01	$.04

The effect of 444,908 outstanding stock options have been excluded from the calculation of diluted net income per share for the three months ended September 30, 2005, as their effect would be anti-dilutive. The effect of 2,131,513 outstanding stock options and 100,000 warrants have been excluded from the calculation of diluted net income per share for the three months ended September 30, 2004, as their effect would be anti-dilutive.

Note 4—Comprehensive Income or Loss

Comprehensive income or loss represents net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss, net of tax, are as follows:

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Net income	$147	$679
Other comprehensive income (loss):
Foreign currency translation adjustments	(371)	12

Comprehensive income (loss)	$(224)	$691

Note 5—Operations by Segments and Geographic Areas

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

The Company’s operating segments are organized principally by the type of products or services offered, and to a lesser degree, by geography. As of July 1, 2005, the Company consolidated the structure of its internal operating segments and changed the nature of the financial information that is provided to and used by the Company’s chief operating decision makers. The change in segment composition on July 1, 2005 resulted in the consolidation of the Licensed Technology and Tailored Solutions segments into a single segment, Licensed Technology, and is reflected for all financial periods presented.

Licensed Technology. The Company’s Licensed Technology segment is a supplier of licensed software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. The Licensed Technology segment also provides solutions designed for banking and financial institution customers, which typically involve longer implementation periods and a significant level of professional resources. This segment also provides an array of standard professional services and equipment and supplies that complement and enhance the Company’s core software products. Revenue associated with this segment is generally recorded upon delivery, except in situations when a customized software solution is being delivered, in which case revenue is normally recorded on a percentage of completion basis.

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

The Company’s chief operating decision makers assess performance based on segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis, and excludes stock compensation expense and acquisition-related expenses such as amortization of intangible assets and charges related to acquired in-process research and development. There are no intersegment sales; accordingly the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to the Company’s operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended September 30,
	2005		2004
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues
Revenues:
Licensed Technology	$19,101	77.4	$18,086	83.2
Outsourced Solutions	5,577	22.6	3,661	16.8

Total revenues	$24,678	100.0	$21,747	100.0

Segment measure of profit
Licensed Technology	$1,086		$1,335
Outsourced Solutions	1,277		339

Total measure of segment profit	$2,363		$1,674

A reconciliation of the measure of segment profit to GAAP operating income before the provision for income taxes is as follows:

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Segment measure of profit	$2,363	$1,674
Less:
Amortization of intangible assets	(887)	(886)
Stock compensation expense	(1,658)	(8)
Add:
Other income, net	639	57

Income before provision for income taxes	$457	$837

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Depreciation expense:
Licensed Technology	$370	$413
Outsourced Solutions	271	191

Total depreciation expense	$641	$604

Geographic Information

Revenues, based on the point of sales, not the location of the customer, by geographic area were as follows:

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Revenues from unaffiliated customers:
United States	$12,226	$10,746
United Kingdom	12,090	10,661
Australia	362	340

Total revenues from unaffiliated customers	$24,678	$21,747

Long-lived assets, which are based on geographical designation, were as follows:

	Three Months Ended
	September 30,	June 30,
	2005
	(in thousands)
Long-lived assets
United States	$4,068	$4,173
United Kingdom	3,448	3,675
Australia	274	133

Total long-lived assets	$7,790	$7,981

Note 6—Income Taxes

In the three month period ended September 30, 2005 and 2004 the Company recorded income tax expense of $310,000 and $158,000, respectively. The provision for income taxes as of September 30, 2005 consisted of a small amount of US state income tax expense, which will be incurred irrespective of the Company’s net operating loss carryforward, and income tax expense associated with the Company’s Australian and UK operations. The majority of the income tax provision, approximately $250,000, relates to income tax expense associated with the Company’s UK operations and is arising in part due to certain expenses that are not deductible for UK tax purposes.

Note 7—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$15,611	$(13,762)	$1,849
Customer related	11,526	(4,157)	7,369

Total	$27,137	$(17,919)	9,218

Unamortized intangible assets:
Goodwill			28,337

Total intangible assets			$37,555

	As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$15,685	$(13,559)	$2,126
Customer related	11,606	(3,553)	8,053

Total	$27,291	$(17,112)	10,179

Unamortized intangible assets:
Goodwill			28,516

Total intangible assets			$38,695

Estimated amortization expense for the current fiscal year, and subsequent fiscal years, is as follows:

In thousands
2006	$3,163
2007	2,555
2008	1,834
2009	1,257
2010	878
2011 and thereafter	418

Note 8—Commitments and Contingencies

In October 2005, the Company was served as a defendant in a lawsuit filed on June 3, 2005 in the United States District Court, Central District of California, Western Division, by R&N Check, Corp., alleging that a feature of the Legal eXchange product infringes the plaintiff’s patent 6,622,128 and seeking unspecified damages and an injunction. Based on a review of the plaintiff’s claim, the Company does not believe that its Legal eXchange product infringes said patent, and intends to vigorously defend itself against this claim. The Company expects to incur legal costs in the course of defending this action, however does not believe that this matter will have a material impact on its financial position or operating results.

In December 2004, Bottomline Europe entered into a contract with a vendor to provide software installation services to certain Bottomline Europe customers. Under the terms of the arrangement, Bottomline Europe has agreed to a minimum purchase commitment of £450,000 (approximately $797,000 based on exchange rates in effect at September 30, 2005) from this vendor. The services procured by Bottomline Europe are being used to supplement the Company’s existing professional services team with respect to UK product installations. In the event that Bottomline Europe has not expended the minimum purchase commitment by June 30, 2006, any remaining, unused amount is due and payable to the vendor. As of September 30, 2005, Bottomline Europe had expended approximately £359,000 under this arrangement (approximately $635,000). The Company believes that it will satisfy the remaining commitment through ongoing operations, and accordingly has not accrued for any amount beyond the actual costs of services rendered by the vendor as of September 30, 2005.

Note 9—Stock Offering

In July 2005, the Company completed a follow-on offering of its common stock. In connection with this offering, the Company issued 3,560,000 shares of stock and generated proceeds, after underwriting discounts, of approximately $47 million. General Atlantic, an existing stockholder, sold 1,500,000 shares of the Company’s common stock in connection with this offering. The Company did not receive any proceeds for the shares sold by General Atlantic.

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

For the first quarter of fiscal year 2006, our revenue increased to $24.7 million from $21.7 million in the same quarter of last year. The revenue increase was attributable to growth of our subscription services, driven primarily by the contribution of revenue from HMSL, a company we acquired in April 2005, and increases in revenue from our Legal eXchange product in North America. The increase in revenue was offset in part by a decrease in BACSTEL IP product sales in the UK as the technology adoption date of December 2005 approaches. As of September 30, 2005 we estimate that we were 89% complete the BACSTEL-IP migration in the UK. We derived approximately one half of our revenue through our international operations, of which the majority was attributable to our Bottomline Europe subsidiary. We expect to continue to grow revenue during fiscal 2006 as a result of increased purchases by both new and existing financial institution customers in North America, the continued market adoption of our Legal eXchange product in the US and the contribution of revenue from new products.

We had net income of $147,000 in the three months ended September 30, 2005 compared to net income of $679,000 in the three months ended September 30, 2004. For the three months ended September 30, 2005, our operating results were significantly impacted, in the form of additional expense, by the adoption of SFAS 123R “Share Based Payment”. As a result of the adoption of SFAS 123R, the fair value of all stock-based compensation is now recorded as expense in our financial statements, rather than as a footnote disclosure. Accordingly, we recorded approximately $1.7 million in stock compensation expense for the three months ended September 30, 2005.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2005 related to revenue recognition, goodwill and intangible assets and valuation of acquired intangible assets. With the adoption of SFAS 123R on July 1, 2005, we have identified the estimates and assumptions that accompany the fair value determination of our stock option awards as critical, as discussed below. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed below as well as those disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 12, 2005.

Stock-Based Compensation

Effective July 1, 2005, we adopted accounting rules (SFAS 123R, “Share-Based Payment”) requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the quarter ended September 30, 2005, we recorded approximately $1.7 million of expense associated with share-based payments, with the majority of this expense, approximately $1.5 million, attributable to employee stock options.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used a Black-Scholes pricing model which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price,

•	the expected term of the option,

•	the grant date price of our common stock, which is issuable upon exercise of the option,

•	the expected volatility of our common stock,

•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future), and

•	the risk free interest rate for the expected option term.

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. For purposes of calculating an estimated expected term, we reviewed our historic option activity, considered the underlying option holding period (including the holding period inherent in currently vested but unexercised options) and estimated an expected term of 4.9 years. In estimating our stock price volatility, we analyzed our historical volatility for a period equal to the expected term of our stock option awards, and, by reference to actual stock prices during this period, calculated an estimated volatility of 87%. We believe that each of these estimates, both expected term and volatility, is reasonable in light of the historic data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

The specific valuation assumptions noted above were applied to stock options that we granted subsequent to our adoption of SFAS 123R, however the majority of the stock option expense recorded in the quarter ended September 30, 2005 relates to the continued vesting of stock options that were granted prior to July 1, 2005. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.

Upon the adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur, and record compensation cost only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to July 1, 2005. Accordingly, we performed a historical analysis of option awards that were forfeited (such as by employee separation) prior to vesting, and recorded total stock option expense of approximately $1.5 million, that reflected this estimated forfeiture rate. Our annual forfeiture estimate was calculated at 3.6%. From a sensitivity perspective, had we estimated our forfeiture rate at 0% the stock option expense for the quarter ended September 30, 2005 would have increased by $233,000.

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Revenues by segment

As of July 1, 2005 we consolidated the structure of our internal operating segments and changed the nature of the financial information that is provided to and used by our chief operating decision makers. We have aggregated similar operating segments into two reportable segments, Licensed Technology and Outsourced Solutions. The change in segment composition on July 1, 2005 resulted in the consolidation of our Licensed Technology and Tailored Solutions segments into a single segment, Licensed Technology, and is reflected for all financial periods presented. The following table represents our revenues by segment:

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Licensed Technology	$19,101	77.4	$18,086	83.2	$1,015	5.6
Outsourced Solutions	5,577	22.6	3,661	16.8	1,916	52.3

	$24,678	100.0	$21,747	100.0	$2,931	13.5

Licensed Technology. The revenue increase for the three months ended September 30, 2005 was attributable to increases in professional services revenue in the UK as a result of BACSTEL-IP product implementations, increases in equipment sales in connection with the implementation of a system solution for a financial institution customer in North America and, to a lesser degree, increases in sales of our payment and document management software products in North America. This increase was offset in part by decreases in BACSTEL-IP product sales in the UK, as the December 2005 technology adoptions date approaches. As of September 30, 2005 we estimate that we were 89% complete the BACSTEL-IP migration in the UK. We expect revenue for the Licensed Technology segment to increase during the remainder of the fiscal year.

Outsourced Solutions. The revenue increase for the three months ended September 30, 2005 was primarily due to a full quarter of revenue from HMSL, which we acquired in April 2005, and increases in revenue from our Legal eXchange product in the US. We expect revenue for the Outsourced Solutions segment to increase during the remainder of the fiscal year.

Revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$3,256	13.2	$3,662	16.9	$(406)	(11.1)
Service and maintenance	17,536	71.1	14,624	67.2	2,912	19.9
Equipment and supplies	3,886	15.7	3,461	15.9	425	12.3

Total revenues	$24,678	100.0	$21,747	100.0	$2,931	13.5

Software Licenses. The decrease in software license revenues was due principally to a decrease in BACSTEL-IP license sales in the UK as the technology adoption date, December 2005, approaches. As of September 30, 2005 we estimate that we were 89% complete the BACSTEL-IP migration in the UK. The BACSTEL-IP decrease was partially offset by increases in license sales of our payment and document management products in the US. We expect software license revenues to increase during the remainder of the fiscal year.

Service and Maintenance. The increase in service and maintenance revenues occurred primarily as a result of a full quarter of revenues from HMSL, which we acquired in April 2005, increases in service revenues associated with the continued implementation of our BACSTEL-IP products in the UK, and as a result of an increase in revenues associated with our Legal eXchange product in the US. We expect that service and maintenance revenues will increase during the remainder of the fiscal year.

Equipment and Supplies. The increase in equipment and supplies revenues was principally due to increased printer sales in the US in connection with the implementation of a system solution for a financial institution customer. We expect that equipment and supplies revenues will increase during the remainder of the fiscal year.

Cost of revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$305	1.2	$712	3.3	$(407)	(57.2)
Service and maintenance	7,409	30.0	5,814	26.7	1,595	27.4
Stock compensation expense	127	0.5	—	0.0	127	—
Equipment and supplies	3,060	12.4	2,644	12.2	416	15.7

Total cost of revenues	$10,901	44.1	$9,170	42.2	$1,731	18.9

Gross profit	$13,777	55.9	$12,577	57.8	$1,200	9.5

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased to 9% of software license revenues in the three months ended September 30, 2005 compared to 19% in the three months ended September 30, 2004. The decrease in software license cost of revenues was primarily due to the absence of a specific third party software cost that had been incorporated into, and sold with, one of our banking products in a large transaction in the UK in the quarter ended September 30, 2004. We expect that software license costs will remain consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 42% of service and maintenance revenues in the three months ended September 30, 2005 compared to 40% of service and maintenance revenues in the three months ended September 30, 2004. The increase in service and maintenance costs was attributable to higher third party costs associated with BACSTEL-IP product implementations in the UK. We expect that service and maintenance costs will remain consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased to 79% of equipment and supplies revenues in the three months ended September 30, 2005 compared to 76% of equipment and supplies revenues in the three months ended September 30, 2004. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to higher printer costs as a result of a large transaction in the US. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues, for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$5,767	23.4	$5,522	25.4	$245	4.4
Stock compensation expense	578	2.3	—	—	578	—
Product development and engineering	2,285	9.3	2,275	10.5	10	0.4
Stock compensation expense	229	0.9	8	—	221	2,762.5
General and administrative	3,489	14.1	3,106	14.3	383	12.3
Stock compensation expense	724	2.9	—	—	724	—
Amortization of intangible assets	887	3.6	886	4.1	1	0.1

Total operating expenses	$13,959	56.5	$11,797	54.3	$2,162	18.3

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. The increase in sales and marketing expenses was attributable to expenses associated with HMSL, which we acquired in April 2005, and increases in trade shows. We expect that sales and marketing expenses will decrease as a percentage of revenues during the remainder of the fiscal year.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses was attributable to increases in contract employee costs in the US offset in part by a decrease in employee related expenses in Australia due to a decrease in headcount. We expect that product development and engineering expenses will remain constant, as a percentage of revenues, during the remainder of the fiscal year.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was attributable to HMSL expenses, and an increase in the costs of certain employee benefits in the US. We expect that general and administrative expenses will decrease, as a percentage of revenues, during the remainder of the fiscal year.

Stock Compensation Expense.

During the three months ended September 30, 2005, we recorded approximately $1.7 million of expense associated with share-based payments in connection with our adoption of SFAS 123R on July 1, 2005. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the three months ended September 30, 2005, stock compensation expense was allocated as follows:

In Thousands
Cost of revenues, service and maintenance	$127
Sales and marketing	578
Product development and engineering	229
General and administrative	724

$1,658

We expect that stock compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2006 we expect to incur quarterly expenses that are relatively consistent with the level of expense recorded in our first quarter.

Amortization of Intangible Assets. Amortization expense remained consistent for the quarters ended September 30, 2005 and 2004. We expect that total amortization expense for fiscal 2006 will approximate $3.2 million.

Provision for Income Taxes. Our provision for income taxes was $310,000 for the three months ended September 30, 2005 compared to $158,000 for the three months ended September 30, 2004. The increase in income tax expense was due principally to an increase in the income tax expense associated with our UK operations. A large portion of the increase in the UK tax expense results from certain expenses that are not deductible for UK tax purposes. We have several tax planning initiatives in process that we hope will ultimately result in reduced tax expense associated with our UK operations. However, there can be no assurance that these initiatives will ultimately be successful in reducing tax expense in subsequent periods.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Cash provided by operating activities	$2,543	$2,235

	September 30,	June 30,
	2005
Cash, cash equivalents and marketable securities	86,802	35,916
Working capital	79,356	27,552

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. In July 2005, we completed a follow-on offering of our common stock resulting in net proceeds to us of approximately $47 million. This significantly increased our cash, cash equivalents and marketable securities holdings and significantly improved our overall liquidity position.

We have generated positive operating cash flows in the current fiscal quarter and in each of our last four completed fiscal years. We believe that the cash generated from our operations and the cash, cash equivalents and marketable securities on hand, particularly given that we have no long-term debt obligations, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would require the approval of our board of directors, and in some cases, stockholders and potentially bank or regulatory approval. We also may undertake additional business or asset acquisitions.

Operating Activities

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Net income	$147	$679
Non-cash adjustments	3,216	1,597
Changes in working capital	(820)	(41)

Net cash provided by operating activities	$2,543	$2,235

Net cash provided by operating activities for the three months ended September 30, 2005 was due to our net income, affected by favorable non-cash adjustments and collections on accounts receivable, offset in part by decreases in accrued expenses and deferred revenue. Net cash provided by operating activities for the three months ended September 30, 2004 was primarily due to our net income, affected by favorable non-cash adjustments. Non-cash adjustments are transactions that result in the recognition of financial statement expense but not a corresponding cash receipt or disbursement, such as stock compensation expense, amortization of intangible assets, depreciation and amortization of property and equipment and provision for allowances of accounts receivable.

Investing Activities

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Purchases of available-for-sale securities	$(26,500)	$(1,300)
Purchases of held-to-maturity securities	(46)	(1,737)
Proceeds from sales of held-to-maturity securities	2,084	1,000
Purchases of property and equipment	(771)	(394)

Net cash used in investing activities	$(25,233)	$(2,431)

In the three months ended September 30, 2005 and 2004, cash was primarily used to acquire high quality marketable securities and, to a lesser extent, to acquire property and equipment. The significant increase in purchases of marketable securities in the three months ended September 30, 2005 was due to our investment of proceeds received from our follow-on offering of common stock completed in July 2005. We expect to incur quarterly capital expenditures during the remainder of fiscal 2006 consistent with, on average, the level of capital expenditures incurred in our first fiscal quarter.

Financing Activities

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Net proceeds from sale of common stock	46,775	—
Proceeds from employee stock purchase plan and exercise of stock options	2,348	358
Proceeds from exercise of warrants	—	425

Net cash provided by financing activities	$49,123	$783

Net cash provided by financing activities for the three months ended September 30, 2005 was primarily the result of $46.8 million in net proceeds received from the follow-on offering of our common stock in July 2005 and proceeds of $2.3 million from the exercise of stock options and contributions to our employee stock purchase plan. Net cash provided by financing activities for the three months ended September 30, 2004 was the result of proceeds received from our landlord, who exercised a warrant to purchase 100,000 shares of our common stock at an exercise price of $4.25 per share, and proceeds of $358,000 from the exercise of employee stock options and contributions to our employee stock purchase plan.

Contractual Obligations

In December 2004, Bottomline Europe entered into a contract with a vendor to provide software installation services to certain Bottomline Europe customers. Under the terms of the arrangement, Bottomline Europe agreed to a minimum purchase commitment of £450,000 (approximately $797,000 based on exchange rates in effect at September 30, 2005) from this vendor. The services procured by Bottomline Europe will be used to supplement our existing professional services team with respect to UK product installations. In the event that Bottomline Europe has not expended the minimum purchase commitment by June 30, 2006, any remaining, unused amount is due and payable to the vendor. As of September 30, 2005, Bottomline Europe had expended approximately £359,000 under this arrangement (approximately $635,000). We believe that Bottomline Europe will satisfy the minimum commitment through ongoing operations, and accordingly we have not accrued for any amount beyond the actual costs of services rendered by the vendor as of September 30, 2005.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2005, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

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

Our common stock has experienced and may continue to undergo extreme market price and volume fluctuations

Stock markets in general, and The NASDAQ Stock Market in particular, have experienced extreme price and volume fluctuations, particularly in recent years. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced and may continue to undergo extreme fluctuations due to a variety of factors, including:

•	general and industry-specific business, economic and market conditions;

•	actual or anticipated fluctuations in operating results, including those arising as a result of any impairment of goodwill or other intangible assets related to past or future acquisitions;

•	the impact on operating results of the significant expense associated with share based payments (stock compensation expense) under SFAS 123R which we adopted on July 1, 2005;

•	changes in or our failure to meet analysts’ or investors’ estimates or expectations;

•	public announcements concerning us, including announcements of litigation, our competitors or our industry;

•	introductions of new products or services or announcements of significant contracts by us or our competitors;

•	acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	adverse developments in patent or other proprietary rights; and

•	announcements of technological innovations by our competitors.

The demand for our BACSTEL-IP product in the UK, which during 2005 generated significant software license revenue growth, has started to decline as the UK mandated conversion date for this new technology approaches

In 2005, we experienced strong market demand in the UK for our products that address the new standard for electronic payments in the UK called BACSTEL-IP. Under the existing regulatory requirements, UK businesses have until the end of December 2005 to be in compliance with this standard. It does not appear that the current deadline will be extended.

We have introduced new products to the UK market which are intended to capitalize on the customer relationships we established during the BACSTEL-IP initiative. In addition, we offer the current BACSTEL-IP solution on a subscription basis to a portion of our customers, which we expect will generate ongoing recurring revenues. The payment market in Europe is continuing to evolve with new payment regulations and payment types, both currently proposed and expected in the future, for which we have introduced and anticipate continuing to introduce new products. Finally, as a global business, growth in other areas of our business could generate revenues to offset the decline in BACSTEL-IP product revenues. However, the combination of new product sales, recurring subscription revenues, sales of new products targeting new payment regulations and standards or growth in our other revenue streams may not be sufficient to offset the revenue from our BACSTEL-IP software products, in which case our operating results and stock price could be materially and adversely affected.

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

We face risks associated with our international operations that could harm our financial condition and results of operations

In recent periods, a significant percentage of our revenues have been generated by our international operations, and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have operations in the US, UK and Australia. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces the following:

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

Our future financial results will depend on our ability to manage growth effectively

In the past, rapid growth has strained our managerial and other resources. If rapid growth resumes, our ability to manage that growth will depend in part on our ability to continue to enhance our operating, financial and management information systems. During 2005 we experienced an increase in product demand in the UK as a result of the BACSTEL-IP conversion. While we believe that this created a significant opportunity for us, our ability to fully capitalize on this opportunity will be dependent on our ability to effectively manage our BACSTEL-IP product deployment, including ongoing product installations. We cannot assure you that our personnel, systems and controls will be adequate to support future growth. If we are unable to manage growth effectively, the quality of our services, our ability to retain key personnel and our business, operating results and financial condition could be materially adversely affected.

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

Integration of acquisitions could interrupt our business and our financial condition could be harmed

We have made several acquisitions of companies and assets in the past, including our acquisition of HMSL during fiscal 2005 and may, in the future, acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At September 30, 2005, the carrying value of our goodwill and our other intangible assets was $28.3 million and $9.2 million, respectively. While we reviewed our goodwill and intangible assets during our fourth quarter of fiscal year 2005 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

The slowdown in the economy experienced in recent fiscal years affected the market for information technology solutions, including our products and services. If this slowdown were to reoccur our future financial results could be materially adversely affected

As a result of past unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for certain of our licensed software products and services was adversely affected. In recent years, this resulted in decreased revenues, particularly software license revenues, and a decline in our historic growth rate. In the most recent slowdown, the US marketplace was particularly affected but there can be no assurance that any future trend would not extend, to the same degree, to the UK marketplace where we also have significant operations. Our future results could be materially and adversely affected if such a slowdown were to reoccur. During recent fiscal years, in response to such events, we implemented several cost reduction initiatives in an attempt to improve our profitability. To the extent required in any future period as a response to market conditions, cost reductions may prove to be inadequate and we may experience a material adverse impact on our business, operating results, and financial condition.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may be a party to litigation in the future to protect our intellectual property rights or as a result of an alleged infringement of the intellectual property rights of others. For example, in October 2005 we were served as a defendant in a lawsuit alleging infringement by our Legal eXchange product. Any such claims, whether or not meritorious, could require us to spend significant sums in litigation, pay damages, delay product implementations, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claim. These claims could have a material adverse effect on our business, operating results and financial condition.

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

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities primarily due to changes in the interest rates. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. Our follow-on offering of common stock completed in July 2005 has resulted in a significant increase to our cash, cash equivalents and marketable securities balances. As a result of this increase there could be a material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on September 12, 2005. Based on our average investment portfolio balances for the three months ended September 30, 2005, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $848,000 in interest income during the fiscal year.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In October 2005, we were served as a defendant in a lawsuit filed on June 3, 2005 in the United States District Court, Central District of California, Western Division, by R&N Check, Corp., alleging that a feature of our Legal eXchange product infringes the plaintiff’s patent 6,622,128 and seeking unspecified damages and an injunction. Based on our review of the plaintiff’s claim, we do not believe that our Legal eXchange product infringes said patent, and we intend to vigorously defend ourselves against this claim. We expect to incur legal costs in the course of defending this action, however, we do not believe that this matter will have a material impact on our financial position or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2002, our board of directors announced that it had authorized a repurchase program, for the repurchase of up to $3.0 million of our common stock. At September 30, 2005, we had repurchased 242,650 shares at an average repurchase price of $5.79 per share. The approximate remaining dollar value of shares available for repurchase under this program is $1.6 million.

During the three months ended September 30, 2005, we did not repurchase any shares under this program.

Item 6.	Exhibits

See the Exhibit Index on page 27 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 8, 2005	By:	/S/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amended and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002

10.2	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amended and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002

10.3	Executive Retention Agreement dated as of October 10, 2005 between the Registrant and Peter Fortune

10.4	Restricted Stock Agreement dated as of August 25, 2005 between the Registrant and Joseph L. Mullen

10.5	Restricted Stock Agreement dated as of August 25, 2005 between the Registrant and Robert A. Eberle

10.6	Executive Retention Agreement dated as of February 5, 2004 between the Registrant and Kevin M. Donovan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer