Form 10-Q
period 2005-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2006-02-09
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of January 31, 2006 was 23,176,210.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2005	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$48,319	$20,789
Marketable securities	40,644	15,127
Accounts receivable, net of allowance for doubtful accounts and returns of $1,817 at December 31, 2005 and $1,830 at June 30, 2005	22,559	22,956
Other current assets	4,154	4,893

Total current assets	115,676	63,765
Property and equipment, net	7,219	6,940
Intangible assets, net	48,013	38,695
Other assets	778	1,041

Total assets	$171,686	$110,441

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,764	$6,094
Accrued expenses	8,909	9,381
Other current liabilities	11,500	—
Deferred revenue and deposits	18,024	20,738

Total current liabilities	44,197	36,213
Deferred revenue and deposits, non current	1,104	1,435

Total liabilities	45,301	37,648
Stockholders’ equity:
Common stock	23	19
Additional paid-in-capital	235,830	182,534
Accumulated other comprehensive income	1,153	2,350
Treasury stock	(875)	(1,149)
Retained deficit	(109,746)	(110,961)

Total stockholders’ equity	126,385	72,793

Total liabilities and stockholders’ equity	$171,686	$110,441

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2005	2004
Revenues:
Software licenses	$3,615	$5,359
Service and maintenance	18,597	14,560
Equipment and supplies	3,906	4,033

Total revenues	26,118	23,952
Cost of revenues:
Software licenses	396	663
Service and maintenance (1)	7,794	6,282
Equipment and supplies	3,115	3,063

Total cost of revenues	11,305	10,008

Gross profit	14,813	13,944
Operating expenses:
Sales and marketing (1)	6,195	6,272
Product development and engineering (1)	2,803	2,603
General and administrative (1)	4,495	3,202
Amortization of intangible assets	774	756

Total operating expenses	14,267	12,833

Income from operations	546	1,111
Other income, net	867	236

Income before provision for income taxes	1,413	1,347
Provision for income taxes	344	107

Net income	$1,069	$1,240

Basic and diluted net income per share:	$0.05	$0.07

Shares used in computing net income per share:
Basic	22,687	17,914

Diluted	22,988	18,953

(1)	Stock based compensation is allocated as follows:

	Three Months Ended December 30,
	2005	2004
Cost of revenues: service and maintenance	$119	$—
Sales and marketing	582	—
Product development and engineering	209	6
General and administrative	833	—

	$1,743	$6

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Six Months Ended December 31,
	2005	2004
Revenues:
Software licenses	$6,872	$9,021
Service and maintenance	36,133	29,184
Equipment and supplies	7,792	7,494

Total revenues	50,797	45,699
Cost of revenues:
Software licenses	701	1,375
Service and maintenance (1)	15,331	12,096
Equipment and supplies	6,175	5,707

Total cost of revenues	22,207	19,178

Gross profit	28,590	26,521
Operating expenses:
Sales and marketing (1)	12,540	11,794
Product development and engineering (1)	5,317	4,886
General and administrative (1)	8,708	6,308
Amortization of intangible assets	1,661	1,642

Total operating expenses	28,226	24,630

Income from operations	364	1,891
Other income, net	1,505	293

Income before provision for income taxes	1,869	2,184
Provision for income taxes	654	265

Net income	$1,215	$1,919

Net income per share:
Basic	$0.05	$0.11

Diluted	$0.05	$0.10

Shares used in computing net income per share:
Basic	22,424	17,727

Diluted	23,115	18,634

(1)	Stock based compensation is allocated as follows:

	Six Months Ended December 31,
	2005	2004
Cost of revenues: service and maintenance	$246	$—
Sales and marketing	1,160	—
Product development and engineering	438	14
General and administrative	1,557	—

	$3,401	$14

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2005	2004
Operating activities:
Net income	$1,215	$1,919
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	3,401	14
Amortization of intangible assets	1,661	1,642
Amortization of investment income	(7)	(29)
Depreciation and amortization of property and equipment	1,287	1,240
Provision for allowances on accounts receivable	53	74
Provision for allowances for obsolescence of inventory	47	6
Loss (gain) on foreign exchange	17	(72)
Changes in operating assets and liabilities:
Accounts receivable	526	(1,629)
Inventory, prepaid expenses and other assets	882	322
Accounts payable, accrued expenses and deferred revenue and deposits	(4,695)	2,186

Net cash provided by operating activities	4,387	5,673
Investing activities:
Purchases of available-for-sale securities	(33,350)	(13,750)
Purchases of held-to-maturity securities	(46)	(4,706)
Proceeds from sales of available-for-sale securities	5,800	3,700
Proceeds from sales of held-to-maturity securities	2,084	5,250
Purchases of property, plant and equipment, net	(1,401)	(876)
Cash acquired in acquisition, net of acquisition expenses	56	—

Net cash used in investing activities	(26,857)	(10,382)
Financing activities:
Net Proceeds from sale of common stock	46,769	—
Proceeds from employee stock purchase plan and exercise of stock options	3,404	2,195
Payment of bank financing fees	(20)	—
Proceeds from exercise of warrants	—	425

Net cash provided by financing activities	50,153	2,620
Effect of exchange rate changes on cash and cash equivalents	(153)	213

Increase (decrease) in cash and cash equivalents	27,530	(1,876)
Cash and cash equivalents at beginning of period	20,789	20,724

Cash and cash equivalents at end of period	$48,319	$18,848

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2005

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 12, 2005.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2— Share Based Payments

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS 123R). Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. For the three and six months ended December 31, 2005, the Company recorded expense of approximately $1.7 and $3.4 million, respectively, in connection with its share-based payment awards.

The Company adopted SFAS 123R under the modified prospective method. Under this method, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards, beginning on July 1, 2005. Prior period financial information has not been restated.

For periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations in accounting for its share based payment awards. Under APB 25, since the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant and, in the case of the Company’s stock purchase plans, since the plans are non-compensatory, no compensation expense was recorded in the financial statements.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to its stock-based employee compensation for the three and six months ended December 31, 2004.

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
	(in thousands, except per share amounts)
Net income, as reported	$1,240	$1,919
Add: Stock-based employee compensation expense included in reported net income	6	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,336)	(2,645)

Pro forma net loss	$(90)	$(712)

Net income per share, as reported:
Basic	$0.07	$0.11

Diluted	$0.07	$0.10

Pro forma net loss per share
Basic and diluted	$(0.01)	$(0.04)

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

The Company’s employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, and as permitted by SFAS 123R, the Company measures the fair value of its awards under the employee stock purchase plan at intrinsic value (the value of the Company’s common stock less the employee stock purchase plan exercise price) at the end of each reporting period. For the three and six month periods ended December 31, 2005, the Company recorded compensation cost of approximately $29,000 and $145,000, respectively, associated with its employee stock purchase plan. At December 31, 2005, based on employee withholdings and the Company’s common stock price at that date, approximately 15,000 shares would have been eligible for issuance were December 31, 2005 to have been a designated purchase date. As a result of the employee stock purchase on September 30, 2005, the Company issued 34,249 shares of its common stock with an intrinsic value of approximately $259,000. No additional shares were issued during the three months ended December 31, 2005.

Stock Incentive Plans

1998 Non-Employee Director Stock Option Plan

On November 12, 1998, the Company adopted the 1998 Non-Employee Director Stock Option Plan (the Director Plan), which provides for the issuance of non-statutory stock options with a 10-year contractual term. The Company has reserved up to 300,000 shares of its common stock for issuance under the Director Plan. Under the terms of the Director Plan, each non-employee director is granted an option to purchase 15,000 shares of common stock upon his or her initial election to the Board of Directors. Such options vest over four years from the date of the grant, with 25% of the award vesting at the end of each year. Additionally, until November 17, 2005, each non-employee director was granted an option to purchase 7,500 shares of common stock at each annual meeting of stockholders following the annual meeting of the initial year of the election. Such options vested one year from the date of the grant.

Effective November 17, 2005, the Company determined that, in lieu of the annual stock option grants described above, the Company will now grant restricted stock awards for 3,000 shares of the Company’s common stock to each non-employee director on the date of each annual meeting of stockholders, with such awards vesting over a one year period. Accordingly, 18,000 shares of restricted stock were issued by the Company in November 2005 to its non-employee directors, as compensation for their service as directors.

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

Compensation cost associated with employee stock options represented approximately $1.4 million and $2.9 million of the total share based payment expense recorded for the three and six months ended December 31, 2005. The stock options were valued using a Black Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. The assumptions made for purposes of estimating fair value under the Black Scholes model for options granted during the six months ended December 31, 2005 were as follows:

Dividend yield:	0%
Expected term of options (years):	4.85
Risk free interest rate:	4.11% - 4.49%
Volatility:	83% - 87%

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

A summary of stock option activity under the 2000 Plan for the three months ended December 31, 2005 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at September 30, 2005	4,856	11.80	6.87	$24,230

Granted	98	12.68
Exercised	(138)	7.66
Forfeited or expired	(32)	11.83

Options outstanding at December 31, 2005	4,784	11.94	6.66	$8,821

Options exercisable at December 31, 2005	2,911	12.80	5.40	$6,308

The weighted average grant date fair value of options granted during the three months ended December 31, 2005 and 2004 was $8.56 and $8.09, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 was approximately $700,000 and $1.9 million, respectively. As of December 31, 2005, there was approximately $11.5 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.8 years. The total fair value of stock options that vested during the three months ended December 31, 2005 and 2004 was approximately $1.6 million and $1.2 million, respectively.

A summary of stock option activity under the 2000 Plan for the six months ended December 31, 2005 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at June 30, 2005	5,284	$11.41
Granted	153	14.06
Exercised	(468)	6.73
Forfeited or expired	(185)	11.91

Options outstanding at December 31, 2005	4,784	11.94	6.66	$8,821

The weighted average grant date fair value of options granted during the six months ended December 31, 2005 and 2004 was $9.62 and $6.40, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2005 and 2004 was approximately $3.8 million and $1.9 million, respectively. The total fair value of stock options that vested during the six months ended December 31, 2005 and 2004 was approximately $2.8 million and $2.7 million, respectively.

A summary of restricted stock activity for the three months ended December 31, 2005 is as follows:

	Shares	Aggregate Intrinsic Value
	(in thousands)
Restricted stock outstanding at September 30, 2005	177	$2,671

Granted	254
Forfeited	—

Restricted stock outstanding at December 31, 2005	431	$4,750

Prior to the quarter ended September 30, 2005, the Company had not granted awards of restricted stock. The majority of the restricted stock awards vest over a four year period on a graded vesting schedule similar to the Company’s employee stock options, however restricted stock awards granted to the Company’s non-employee directors vest over a one year period. The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The Company recorded expense of approximately $274,000 and $343,000 associated with its restricted stock awards in the three and six months ended December 31, 2005, respectively. As of December 31, 2005, there was approximately $5.7 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 3.7 years. None of the restricted stock awards were vested at December 31, 2005.

Note 3—Business Combinations

Visibillity, Inc.

On December 31, 2005, the Company acquired all of the outstanding stock of Visibillity, Inc. (Visibillity), a provider of legal e-billing solutions specializing in the insurance industry. The purchase consideration for Visibillity was $11,500,000 in cash (reported as Other Current Liabilities in the Company’s unaudited condensed consolidated balance sheet) which was funded by the Company on January 3, 2006 from its existing cash balances. As more fully disclosed in Note 12, the Company will recover $500,000 of the purchase consideration from the Visibillity selling stockholders pursuant to the terms of the acquisition.

The Company believes that Visibillity complements the Company’s existing Legal eXchange product and that the acquisition will strengthen its position as a leading provider of Web-based legal spend management services to the insurance industry. As the acquisition was completed after the close of business on December 31, 2005, it had no impact on the Company’s operating results for the three or six months ended December 31, 2005. Visibillity operating results will be included in the Company’s operating results from the acquisition date forward, as a component of the Outsourced Solutions segment.

At December 31, 2005, the allocation of the purchase price was preliminary as the Company was still in the process of obtaining information relating to the fair value of assets acquired and liabilities assumed, including the value that should be allocated to intangible assets. The Company expects that a substantial portion of the purchase price will ultimately be allocated to intangible assets, and such assets are likely to include acquired core technology, customer related assets and goodwill. There was no acquired in-process research and development associated with the Visibillity acquisition. The Company expects to finalize its purchase price allocation no later than June 30, 2006. As Visibillity’s operations were immaterial to those of Bottomline, pro-forma financial information has not been included.

In connection with the acquisition the Company accrued approximately $154,000 and $188,000 related to involuntary termination costs of Visibillity employees and facility exit costs, respectively. The Company expects that all such amounts will be funded by April 30, 2006.

Note 4—Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Numerator:
Net income	$1,069	$1,240	$1,215	$1,919

Denominator:
Weighted average shares outstanding used in computing income per share:
Basic	22,687	17,914	22,424	17,727

Diluted	22,988	18,953	23,115	18,634

Net income per share:
Basic	$0.05	$0.07	$0.05	$0.11

Diluted	$0.05	$0.07	$0.05	$0.10

The following table denotes the number of outstanding stock options and warrants that have been excluded from the calculation of diluted net income per share as their effect would be anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Stock Options	882	1,264	664	1,698
Warrants	—	100	—	100

	882	1,364	664	1,798

Note 5—Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss, net of tax, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Net income	$1,069	$1,240	$1,215	$1,919
Other comprehensive income (loss):
Foreign currency translation adjustments	(826)	1,175	(1,197)	1,187

Comprehensive income	$243	$2,415	$18	$3,106

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

The Company’s operating segments are organized principally by the type of products or services offered, and to a lesser degree, by geography. As of July 1, 2005, the Company consolidated the structure of its internal operating segments and changed the nature of the financial information that is provided to and used by the Company’s chief operating decision makers. The change in segment composition on July 1, 2005 resulted in the consolidation of the Licensed Technology and Tailored Solutions segments into a single segment, Licensed Technology, and is reflected for all periods presented.

Licensed Technology. The Company’s Licensed Technology segment is a supplier of licensed software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. The Licensed Technology segment also provides solutions designed for banking and financial institution customers, which typically involve longer implementation periods and a significant level of professional resources. This segment also provides an array of standard professional services and equipment and supplies that complement and enhance the Company’s core software products. Revenue associated with this segment is generally recorded upon delivery, except in situations where a customized software solution is being delivered in which case revenue is normally recorded on a percentage of completion basis.

Outsourced Solutions . The Outsourced Solutions segment provides customers with outsourced or hosted solutions offerings that facilitate payment processing and invoice receipt and presentment. Revenue for this segment is generally recognized on a per transaction basis or proportionately over the estimated life of the contract.

Each operating segment has separate sales forces and periodically a sales person in one operating segment will sell products and services that are typically sold within a different operating segment. In such cases, the transaction is generally recorded by the operating segment to which the sales person is assigned. Accordingly, segment results can include the results of transactions that have been allocated to a specific segment based on the contributing sales resources, rather than the nature of the product or service. Conversely, a transaction can be recorded by the operating segment primarily responsible for delivery to the customer, even if the sales person is assigned to a different operating segment.

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

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Revenues:
Licensed Technology	$20,519	$20,427	$39,621	$38,513
Outsourced Solutions	5,599	3,525	11,176	7,186

Total revenues	$26,118	$23,952	$50,797	$45,699

Segment measure of profit
Licensed Technology	$1,616	$1,558	$2,702	$2,893
Outsourced Solutions	1,447	315	2,724	654

Total measure of segment profit	$3,063	$1,873	$5,426	$3,547

A reconciliation of the measure of segment profit to GAAP operating income before provision for income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Segment measure of profit	$3,063	$1,873	$5,426	$3,547
Less:
Amortization of intangible assets	(774)	(756)	(1,661)	(1,642)
Stock compensation expense	(1,743)	(6)	(3,401)	(14)
Other income, net	867	236	1,505	293

Income before provision for income taxes	$1,413	$1,347	$1,869	$2,184

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Depreciation expense:
Licensed Technology	$387	$435	$757	$848
Outsourced Solutions	259	201	530	392

Total depreciation expense	$646	$636	$1,287	$1,240

Geographic Information

Revenues, based on the point of sales, not the location of the customer, by geographic area were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Revenues from unaffiliated customers:
United States	$14,613	$11,566	$26,839	$22,312
United Kingdom	10,976	11,897	23,066	22,558
Australia	529	489	892	829

Total revenues from unaffiliated customers	$26,118	$23,952	$50,797	$45,699

Long-lived assets, which are based on geographical designation, were as follows:

	December 31,	June 30,
	2005
	(in thousands)
Long-lived assets:
United States	$4,485	$4,173
United Kingdom	3,269	3,675
Australia	243	133

Total long-lived assets	$7,997	$7,981

Note 7—Income Taxes

In the three and six month periods ended December 31, 2005, the Company recorded tax expense of $344,000 and $654,000, respectively. The provision for income taxes in each of these periods consists of a small amount of US income tax expense, which will be incurred irrespective of our net operating loss position in the US, and a provision for income taxes in Australia and the UK. The Company has provided a valuation allowance for its deferred tax assets as it has concluded that it is more likely than not that these assets will not be realized. A portion of the valuation allowance pertains to deferred tax assets established in connection with purchase business combinations. To the extent that this portion of the valuation allowance is reversed in the future, goodwill will be adjusted.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$15,448	$(13,852)	$1,596
Customer related	11,350	(4,654)	6,696

Total	$26,798	$(18,506)	8,292

Unamortized intangible assets:
Goodwill			39,721

Total intangible assets			$48,013

	As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$15,685	$(13,559)	$2,126
Customer related	11,606	(3,553)	8,053

Total	$27,291	$(17,112)	10,179

Unamortized intangible assets:
Goodwill			28,516

Total intangible assets			$38,695

Estimated amortization expense for the current fiscal year, and subsequent fiscal years, is as follows:

In thousands
2006	$3,135
2007	2,511
2008	1,797
2009	1,232
2010	860
2011 and thereafter	418

The increase in the carrying value of goodwill since June 30, 2005 is due to the acquisition of Visibillity, partially offset by a decrease in foreign currency exchange rates. The purchase price allocation for Visibillity is preliminary as of December 31, 2005 and all of the purchase consideration of $11.5 million has been allocated to goodwill in the presentation above. The Company expects to finalize the purchase price allocation of Visibillity no later than June 30, 2006, and any amounts relating to other classes of intangible assets will be reclassified as needed.

Note 9—Credit Facility

In December 2005, the Company’s subsidiary, Bottomline Europe, renewed through December 31, 2006 its Committed Overdraft Facility (Overdraft Facility), to provide for borrowings of up to 500,000 British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (4.5% at December 31, 2005) plus 2% and are due on the expiration date of the Overdraft Facility. There were no outstanding borrowings under this Overdraft Facility at December 31, 2005.

Note 10—Commitments and Contingencies

In October 2005, the Company was served as a defendant in a lawsuit filed on June 3, 2005 in the United States District Court, Central District of California, Western Division, by R&N Check, Corp., alleging that a feature of the Legal eXchange product infringes the plaintiff’s patent 6,622,128 and seeking unspecified damages and an injunction. In January 2006, the Company acquired the ownership rights to patent 6,622,128 and, in connection with the patent acquisition, R&N Check, Corp. agreed to dismiss the lawsuit against the Company.

In December 2004, Bottomline Europe entered into a contract with a vendor to provide software installation services to certain Bottomline Europe customers. Under the terms of the arrangement, Bottomline Europe agreed to a minimum purchase commitment of £450,000 (approximately $774,000 based on exchange rates in effect at December 31, 2005) from this vendor. The services procured by Bottomline Europe were used to supplement the Company’s existing professional services team with respect to UK product installations. As of December 31, 2005, Bottomline Europe had expended the full amount of this commitment.

Note 11—Stock Offering

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

Note 12—Subsequent Events

On January 24, 2006, the Company acquired all of the outstanding stock of Tranmit Plc (“Tranmit”). Tranmit is a UK-based company that provides Web-based purchase-to-pay automation solutions. The purchase consideration for Tranmit was approximately $6.0 million of cash and $4.2 million (316,970 shares) of the Company’s common stock, as valued on the date of acquisition.

On January 25, 2006, the Company acquired a patent that addresses the process of online budgeting and evaluation of legal invoices. The purchase price for the patent was $935,000 in cash. Per the terms of the patent purchase, the Company will be obligated to make certain earn-out payments should the Company recover royalty payments from third parties or, beginning in fiscal 2009, should specific legal billing product revenues of the Company exceed $12.5 million on a per annum basis. In connection with the acquisition of this patent, the Company will recover $500,000 from the Visibillity selling stockholders, representing purchase consideration that had been held in escrow as per the terms of the Visibillity acquisition agreement.

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

For the first six months of fiscal 2006, our revenue increased to $50.8 million from $45.7 million in the same period of the prior year. This increase was primarily attributable to growth in our subscription and transaction revenues, driven by the contribution of revenue from HMSL, a company we acquired in April 2005, and increases in revenue from our Legal eXchange product in North America. The increase in revenue was offset in part by a decrease in BACSTEL IP software license revenues in the UK, as the technology adoption date of December 2005 arrived. As of December 31, 2005, we estimate that the BACSTEL-IP migration in the UK was substantially complete. In the first six months of 2006, we derived approximately one half of our revenue through our international operations, of which the majority was attributable to our Bottomline Europe subsidiary. We expect to continue to grow revenue during fiscal 2006 as a result of increased purchases by both new and existing financial institution customers in North America, the continued market adoption of our Legal eXchange product in the US and the contribution of revenue from new products.

We had net income of $1.2 million in the six months ended December 31, 2005 compared to net income of $1.9 million in the six months ended December 31, 2004. For the six months ended December 31, 2005, our operating results were significantly impacted, in the form of additional expense, by the adoption of SFAS 123R “Share Based Payment”. As a result of the adoption of SFAS 123R, the fair value of all stock-based compensation is now recorded as expense in our financial statements, rather than as a footnote disclosure. Accordingly, we recorded approximately $3.4 million in stock compensation expense for the six months ended December 31, 2005.

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

Stock-Based Compensation

Effective July 1, 2005, we adopted accounting rules (SFAS 123R, “Share-Based Payment”) requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the three and six month periods ended December 31, 2005, we recorded approximately $1.7 million and $3.4 million of expense, respectively, associated with share-based payments, with the majority of this expense, approximately $1.4 and $2.9 million, attributable to employee stock options in the three and six month periods ended December 31, 2005, respectively.

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. For purposes of calculating an estimated expected term, we reviewed our historic option activity, considered the underlying option holding period (including the holding period inherent in currently vested but unexercised options) and estimated an expected term of 4.9 years. In estimating our stock price volatility, we analyzed our historical volatility for a period equal to the expected term of our stock option awards, and, by reference to actual stock prices during this period, calculated an estimated volatility ranging from 83% to 87%. We believe that each of these estimates, both expected term and volatility, is reasonable in light of the historic data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

The specific valuation assumptions noted above were applied to stock options that we granted subsequent to our adoption of SFAS 123R, however the majority of the stock option expense recorded in the three and six month periods ended December 31, 2005 relates to the continued vesting of stock options that were granted prior to July 1, 2005. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.

Upon the adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur, and record compensation cost only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to July 1, 2005. Accordingly, we performed a historical analysis of option awards that were forfeited (such as by employee separation) prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. Our annual forfeiture estimate was calculated at 3.6%. From a sensitivity perspective, had we estimated our forfeiture rate at 0% the stock option expense for the three and six month periods ended December 31, 2005 would have increased by $227,000 and $460,000, respectively.

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

Revenues by segment

As of July 1, 2005, we consolidated the structure of our internal operating segments and changed the nature of the financial information that is provided to and used by our chief operating decision makers. We have aggregated similar operating segments into two reportable segments, Licensed Technology and Outsourced Solutions. The change in segment composition on July 1, 2005 resulted in the consolidation of our Licensed Technology and Tailored Solutions segments into a single segment, Licensed Technology, and is reflected for all financial periods presented. The following table represents our revenues by segment:

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Licensed Technology	$20,519	78.6	$20,427	85.3	$92	0.5
Outsourced Solutions	5,599	21.4	3,525	14.7	2,074	58.8

	$26,118	100.0	$23,952	100.0	$2,166	9.0

Licensed Technology. The revenue increase for the three months ended December 31, 2005 was primarily attributable to increases in software license and professional services revenues in the US, and increases in professional services revenue in the UK. These increases were largely offset by decreases in software sales in the UK, as the BACSTEL-IP initiative neared its end, and decreases in the foreign currency exchange rate in the UK. As of December 31, 2005, we estimate that the BACSTEL-IP migration in the UK was substantially complete. We expect revenue for the Licensed Technology segment to increase during the remainder of the fiscal year.

Outsourced Solutions . The revenue increase for the three months ended December 31, 2005 was primarily due to increases in our subscription and transaction based revenues due to the revenue contribution from HMSL, which we acquired in April 2005, and increases in revenue from our Legal eXchange product in the US. We expect revenue for the Outsourced Solutions segment to increase during the remainder of the fiscal year.

Revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$3,615	13.8	$5,359	22.4	$(1,744)	(32.5)
Service and maintenance	18,597	71.2	14,560	60.8	4,037	27.7
Equipment and supplies	3,906	15.0	4,033	16.8	(127)	(3.1)

Total revenues	$26,118	100.0	$23,952	100.0	$2,166	9.0

Software Licenses. The decrease in software license revenues was due principally to a decrease in software license sales in the UK as the BACSTEL-IP initiative neared its end, and a decrease in the foreign currency exchange rate in the UK. As of December 31, 2005 we estimate that the BACSTEL-IP migration in the UK was substantially complete. The BACSTEL-IP and foreign exchange rate decreases were partially offset by increases in license sales of our software products in the US. We expect software license revenues to increase during the remainder of the fiscal year.

Service and Maintenance. The increase in service and maintenance revenues occurred as a result of the revenue contribution from HMSL, which we acquired in April 2005, increases in service revenues associated with the implementation of our BACSTEL-IP products in the UK, increases in revenues associated with our Legal eXchange product in the US, and increases in professional services revenues in the US. We expect that service and maintenance revenues will increase during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies revenues remain consistent period to period. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of the fiscal year.

Cost of revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$396	1.5	$663	2.8	$(267)	(40.3)
Service and maintenance	7,675	29.4	6,282	26.2	1,393	22.2
Stock compensation expense	119	0.5	—	0.0	119	—
Equipment and supplies	3,115	11.9	3,063	12.8	52	1.7

Total cost of revenues	$11,305	43.3	$10,008	41.8	$1,297	13.0

Gross profit	$14,813	56.7	$13,944	58.2	$869	6.2

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained relatively consistent at 11% of software license revenues in the three months ended December 31, 2005 compared to 12% in the three months ended December 31, 2004. The decrease in software license cost of revenues in dollar terms was due to the overall decrease in software license revenues. We expect that software license costs will remain consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 41% of service and maintenance revenues in the three months ended December 31, 2005 compared to 43% of service and maintenance revenues in the three months ended December 31, 2004. The increase in service and maintenance costs in dollar terms was attributable to higher third party costs associated with BACSTEL-IP product implementations in the UK and the costs associated with HMSL, which we acquired in

April 2005, offset by a decrease in the foreign currency exchange rate in the UK. The improvement in gross margin was due to improved margins on Legal eXchange and professional services revenue in the US. We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased to 80% of equipment and supplies revenues in the three months ended December 31, 2005 compared to 76% of equipment and supplies revenues in the three months ended December 31, 2004. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to several lower margin equipment transactions in the US. We expect that equipment and supplies costs will remain relatively consistent, as a percentage of equipment and supplies revenues, for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$5,613	21.5	$6,272	26.2	$(659)	(10.5)
Stock compensation expense	582	2.2	—	0.0	582	—
Product development and engineering	2,594	9.9	2,597	10.8	(3)	0.1
Stock compensation expense	209	0.8	6	—	203	3,383.3
General and administrative	3,662	14.0	3,202	13.4	460	14.4
Stock compensation expense	833	3.2	—	0.0	833	—
Amortization of intangible assets	774	3.0	756	3.2	18	2.4

Total operating expenses	14,267	54.6	12,833	53.6	$1,434	11.2

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. The decrease in sales and marketing expenses was attributable to decreases in tradeshows and commission costs, and a decrease in the foreign currency exchange rate in the UK. These decreases were partially offset by expenses associated with HMSL, which we acquired in April 2005. We expect that sales and marketing expenses will remain relatively consistent as a percentage of revenues during the remainder of the fiscal year.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses increased in the US as a result of contract employee costs, however this increase was offset by a decrease in employee related expenses in Australia due to a decrease in headcount. We expect that product development and engineering expenses will remain relatively consistent, as a percentage of revenues, during the remainder of the fiscal year.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was attributable to HMSL expenses and an increase in employee costs in the US, partially offset by a decrease in the foreign currency exchange rate in the UK. We expect that general and administrative expenses will decrease, as a percentage of revenues, during the remainder of the fiscal year.

Stock Compensation Expense. During the three months ended December 31, 2005, we recorded approximately $1.7 million of expense associated with share-based payments in connection with our adoption of SFAS 123R on July 1, 2005. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the three months ended December 31, 2005, stock compensation expense was allocated as follows:

In Thousands
Cost of revenues: service and maintenance	$119
Sales and marketing	582
Product development and engineering	209
General and administrative	833

$1,743

We expect that stock compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2006, we expect to incur quarterly expenses that are relatively consistent with the level of expense recorded in the quarter ended December 31, 2005.

Amortization of Intangible Assets. Amortization expense remained consistent for the quarters ended December 31, 2005 and 2004. Excluding the impact of amortization of intangible assets arising from our acquisitions of Visibillity and Tranmit, which are still being determined, we expect that total amortization expense for fiscal 2006 will approximate $3.1 million.

Provision for Income Taxes. Our provision for income taxes was $344,000 for the three months ended December 31, 2005 compared to $107,000 for the three months ended December 31, 2004. The increase in income tax expense was due principally to an increase in the income tax expense associated with our UK operations. A large portion of the increase in the UK tax expense results from certain expenses that are not deductible for UK tax purposes. We have several tax planning initiatives in process that we hope will ultimately result in reduced tax expense associated with our UK operations. However, there can be no assurance that these initiatives will ultimately be successful in reducing tax expense in subsequent periods.

Six Months Ended December 31, 2005 Compared to the Six Months Ended December 31, 2004

Revenues by segment

As of July 1, 2005, we consolidated the structure of our internal operating segments and changed the nature of the financial information that is provided to and used by our chief operating decision makers. We have aggregated similar operating segments into two reportable segments, Licensed Technology and Outsourced Solutions . The change in segment composition on July 1, 2005 resulted in the consolidation of our Licensed Technology and Tailored Solutions segments into a single segment, Licensed Technology, and is reflected for all financial periods presented. The following table represents our revenues by segment:

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Licensed Technology	$39,621	78.0	$38,513	84.3	$1,108	2.9
Outsourced Solutions	11,176	22.0	7,186	15.7	3,990	55.5

	$50,797	100.0	$45,699	100.0	$5,098	11.2

Licensed Technology. The revenue increase for the six months ended December 31, 2005 was attributable to increases in software license and professional services revenues in the US, professional services revenues in the UK, and increases in equipment sales in connection with the implementation of system solutions for financial institution customers in the US. These increases were offset in part by decreases in software license revenues in the UK, as the BACSTEL-IP initiative neared its end, and a decrease in the foreign currency exchange rate in the UK. As of December 31, 2005, we estimate that the BACSTEL-IP migration in the UK was substantially complete.

Outsourced Solutions . The revenue increase for the six months ended December 31, 2005 was primarily due to the revenue contribution from HMSL, which we acquired in April 2005, and increases in revenue from our Legal eXchange product in the US.

Revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$6,872	13.5	$9,021	19.7	$(2,149)	(23.8)
Service and maintenance	36,133	71.1	29,184	63.9	6,949	23.8
Equipment and supplies	7,792	15.4	7,494	16.4	298	4.0

Total revenues	$50,797	100.0	$45,699	100.0	$5,098	11.2

Software Licenses. The decrease in software license revenues was due principally to a decrease in software license revenues in the UK as the BACSTEL-IP initiative neared its end and due to a decrease in the foreign currency exchange rate in the UK. As of December 31, 2005, we estimate that the BACSTEL-IP migration in the UK was substantially complete. These decreases were partially offset by increases in software license revenues in the US.

Service and Maintenance. The increase in service and maintenance revenues occurred as a result of the revenue contribution from HMSL, which we acquired in April 2005, increases in professional services revenues in the US and the UK and increased revenues associated with our Legal eXchange product in the US.

Equipment and Supplies. The increase in equipment and supplies revenues was principally due to increased printer sales in the US in connection with the implementation of system solutions for financial institution customers.

Cost of revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$701	1.4	$1,375	3.0	$(674)	(49.0)
Service and maintenance	15,085	29.7	12,096	26.5	2,989	24.7
Stock compensation expense	246	0.5	—	0.0	246	—
Equipment and supplies	6,175	12.1	5,707	12.5	468	8.2

Total cost of revenues	$22,207	43.7	$19,178	42.0	$3,029	15.8

Gross profit	$28,590	56.3	$26,521	58.0	$2,069	7.8

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased to 10% of software license revenues in the six months ended December 31, 2005 compared to 15% in the six months ended December 31, 2004. The decrease in software license costs in dollar terms was due to the overall decrease in software license revenues. The decrease in software license costs as a percentage of software license revenue was primarily due to the absence of a specific third party software cost that had been incorporated into, and sold with, one of our banking products in a large transaction in the UK in the six months ended December 31, 2004.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 42% of service and maintenance revenues in the six months ended December 31, 2005 compared to 41% of service and maintenance revenues in the six months ended December 31, 2004. The increase in service and maintenance costs was attributable to higher third party costs associated with BACSTEL-IP product implementations in the UK and increased costs related to the use of third party contractors in the US, offset in part by a decrease in the foreign currency exchange rate in the UK.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased to 79% of equipment and supplies revenues in the six months ended December 31, 2005 compared to 76% of equipment and supplies revenues in the six months ended December 31, 2004. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to several lower margin equipment transactions in the US.

Operating Expenses

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2005 Compared to 2004
	2005		2004
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$11,380	22.4	$11,794	25.8	$(414)	(3.5)
Stock compensation expense	1,160	2.3	—	0.0	1,160	—
Product development and engineering	4,879	9.6	4,872	10.7	7	0.1
Stock compensation expense	438	0.8	14	—	424	3,028.6
General and administrative	7,151	14.1	6,308	13.8	843	13.4
Stock compensation expense	1,557	3.1	—	0.0	1,557	—
Amortization of intangible assets	1,661	3.3	1,642	3.6	19	1.2

Total operating expenses	28,226	55.6	24,630	53.9	$3,596	14.6

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. The decrease in sales and marketing expenses was attributable to decreased commissions and other employee compensation costs and a decrease in the foreign currency exchange rate in the UK, offset by expenses associated with HMSL which we acquired in April 2005.

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

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was attributable to HMSL expenses, and an increase in employee costs in the US.

Stock Compensation Expense. During the six months ended December 31, 2005, we recorded approximately $3.4 million of expense associated with share-based payments in connection with our adoption of SFAS 123R on July 1, 2005. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the six months ended December 31, 2005, stock compensation expense was allocated as follows:

In Thousands
Cost of revenues: service and maintenance	$246
Sales and marketing	1,160
Product development and engineering	438
General and administrative	1,557

$3,401

We expect that stock compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2006 we expect to incur expenses that are relatively consistent with the level of expense recorded through the six months ended December 31, 2005.

Amortization of Intangible Assets. Amortization expense remained consistent for the six months ended December 31, 2005 and 2004. Excluding the impact of amortization of intangible assets arising from our acquisitions of Visibillity and Tranmit, which are still being determined, we expect that total amortization expense for fiscal 2006 will approximate $3.1 million.

Provision for Income Taxes. Our provision for income taxes was $654,000 for the six months ended December 31, 2005 compared to $265,000 for the three months ended December 31, 2004. The increase in income tax expense was due principally to an increase in the income tax expense associated with our UK operations. A large portion of the increase in the UK tax expense results from certain expenses that are not deductible for UK tax purposes. We have several tax planning initiatives in process that we hope will ultimately result in reduced tax expense associated with our UK operations. However, there can be no assurance that these initiatives will ultimately be successful in reducing tax expense in subsequent periods.

Liquidity and Capital Resources

The metrics we use in assessing the strength of our liquidity are summarized in the table below:

	Six Months Ended December 31,
	2005	2004
	(in thousands)
Cash provided by operating activities	$4,387	$5,673

	December 31,	June 30,
	2005
	(in thousands)
Cash, cash equivalents and marketable securities	$88,963	$35,916
Working capital	71,479	27,552

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

We have generated positive operating cash flows in the first six months of the current fiscal year and in each of our last four completed fiscal years. We believe that the cash generated from our operations and the cash, cash equivalents and marketable securities on hand, particularly given that we have no long-term debt obligations, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would require the approval of our board of directors, and in some cases, stockholders and potentially bank or regulatory approval. We also may undertake additional business or asset acquisitions.

In January 2006, we paid approximately $18.4 million from our cash balances in connection with our acquisitions of Visibillity, Tranmit and a patent. We do not believe that these disbursements adversely affect our overall liquidity position, and we continue to believe that our existing cash and investment balances, as well as cash generated from operations, will be sufficient to meet our operating requirements for the foreseeable future.

Operating Activities

	Six Months Ended December 31,
	2005	2004
	(in thousands)
Net income	$1,215	$1,919
Non-cash adjustments	6,459	2,875
Changes in working capital	(3,287)	879

Net cash provided by operating activities	$4,387	$5,673

Net cash provided by operating activities for the six months ended December 31, 2005 was primarily due to our net income, affected by favorable non-cash adjustments, offset in part by decreases in accounts payable and accrued expenses. Net cash provided by operating activities for the six months ended December 31, 2004 was primarily due to our net income, affected by favorable non-cash adjustments. Non-cash adjustments are transactions that result in the recognition of financial statement expense but not a corresponding cash receipt or disbursement, such as stock compensation expense, amortization of intangible assets, depreciation and amortization of property and equipment and provision for allowances of accounts receivable.

Investing Activities

	Six Months Ended December 31,
	2005	2004
	(in thousands)
Purchases of short-term investments, net	$(25,512)	$(9,506)
Purchases of property and equipment, net	(1,401)	(876)
Cash acquired in acquisition, net of acquisition expenses	56	—

Net cash used in investing activities	$(26,857)	$(10,382)

In the six months ended December 31, 2005 and 2004, cash was primarily used to acquire high quality marketable securities and, to a lesser extent, to acquire property and equipment. The significant increase in purchases of marketable securities in the six months ended December 31, 2005 was due to our investment of proceeds received from our follow-on offering of common stock completed in July 2005. We expect to incur quarterly capital expenditures during the remainder of fiscal 2006 consistent with the average level of capital expenditures incurred in the first six months.

Financing Activities

	Six Months Ended December 31,
	2005	2004
	(in thousands)
Net proceeds from sale of common stock	46,769	—
Proceeds from employee stock purchase plan, exercise of stock options and warrants	3,404	2,620
Payment of bank financing fees	(20)	—

Net cash provided by financing activities	$50,153	$2,620

Net cash provided by financing activities for the six months ended December 31, 2005 was primarily the result of $46.8 million in net proceeds received from the follow-on offering of our common stock in July 2005 and proceeds of $3.4 million from the exercise of stock options and contributions to our employee stock purchase plan. Net cash provided by financing activities for the six months ended December 31, 2004 was the result of proceeds received from the exercise of stock options, contributions to our employee stock purchase plan and the exercise of stock warrants.

Commitments

In December 2004, Bottomline Europe entered into a contract with a vendor to provide software installation services to certain Bottomline Europe customers. Under the terms of the arrangement, Bottomline Europe agreed to a minimum purchase commitment of £450,000 (approximately $774,000 based on exchange rates in effect at December 31, 2005) from this vendor. The services procured by Bottomline Europe were used to supplement our existing professional services team with respect to UK product installations. As of December 31, 2005, Bottomline Europe had expended the full amount of this commitment.

Off-Balance Sheet Arrangements

During the three and six months ended December 31, 2005, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

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

Our future financial results could depend on our success in moving components of our business to a recurring revenue business model

A substantial portion of our revenues and profitability are generated from software license revenues. We are currently transforming some, and may in the future transform other, portions of our business to a recurring revenue model which we believe has certain advantages over a perpetual license model, including better predictability of revenue. Our recent acquisitions of Visbillity and Tranmit are aligned toward, and will be operated principally under, a recurring revenue model. Additionally, over time, more of our licensed software products that were historically sold only on a perpetual license basis could be offered for sale on a subscription basis.

A recurring revenue model results in substantially less up-front revenue than a perpetual license model. Additionally, there can be no assurance that our customers, or the markets in which we compete, will respond favorably to our approach. To the extent that our software license revenues were to decline significantly in any period, or if we did not receive general marketplace acceptance of a recurring revenue approach, our financial results could be materially and adversely affected.

The demand for our BACSTEL-IP product in the UK, which during 2005 generated significant software license revenue growth, has declined as the technology adoption date has arrived

In 2005, we experienced strong market demand in the UK for our products that address the new standard for electronic payments in the UK called BACSTEL-IP. Under the existing regulatory requirements, UK businesses had until the end of December 2005 to be in compliance with this standard.

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

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years we have experienced slowing growth rates with certain of our licensed software products, and we are currently experiencing a decrease in software license revenues as a result of the BACSTEL-IP initiative having ended in the UK. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our service, maintenance, and equipment and supplies revenue streams. In recent fiscal years we experienced a decrease in our software license fees, particularly in the US, and we are currently experiencing a decrease in software license revenues as the BACSTEL-IP initiative in the UK has ended. If software license fees significantly decline, or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly affected.

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

Integration of acquisitions could interrupt our business and our financial condition could be harmed

We have made several recent acquisitions of companies, including our acquisition of HMSL during fiscal 2005 and our fiscal 2006 acquisitions of Visibillity and Tranmit. We may in the future continue to acquire, or make investments in, other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At December 31, 2005, the carrying value of our goodwill and our other intangible assets was $39.7 million and $8.3 million, respectively. While we reviewed our goodwill and intangible assets during our fourth quarter of fiscal year 2005 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

The slowdown in the economy experienced in recent fiscal years affected the market for information technology solutions, including our products and services. If this slowdown were to reoccur our future financial results could be materially adversely affected

As a result of past unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for certain of our licensed software products and services was adversely affected. In recent years, this resulted in decreased revenues, particularly software license revenues, and a decline in our historic growth rate. In the most recent slowdown, the US marketplace was particularly affected but there can be no assurance that any future trend would not extend to the UK marketplace where we also have significant operations. Our future results could be materially and adversely affected if such a slowdown were to reoccur. During recent fiscal years, in response to such events, we implemented several cost reduction initiatives in an attempt to improve our profitability. To the extent required in any future period as a response to market conditions, cost reductions may prove to be inadequate and we may experience a material adverse impact on our business, operating results, and financial condition.

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

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities primarily due to changes in the interest rates. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. Our follow-on offering of common stock completed in July 2005 has resulted in a significant increase to our cash, cash equivalents and marketable securities balances. As a result of this increase there could be a material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on September 12, 2005. Based on our average cash and investment balances for the six months ended December 31, 2005, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $860,000 in interest income during the fiscal year.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In October 2005, we were served as a defendant in a lawsuit filed on June 3, 2005 in the United States District Court, Central District of California, Western Division, by R&N Check, Corp., alleging that a feature of our Legal eXchange product infringes the plaintiff’s patent 6,622,128 and seeking unspecified damages and an injunction. In January 2006, we acquired patent 6,622,128 from R&N Check, Corp. for $935,000, and as part of the agreement R&N Check, Corp. agreed to dismiss its lawsuit against us. The terms of the patent purchase require us to make certain earn-out payments to R&N Check, Corp. should we recover royalty payments from third parties or, beginning in fiscal 2009, should our annual revenues from specific legal billing products exceed $12.5 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2002, our board of directors announced that it had authorized a repurchase program, for the repurchase of up to $3.0 million of our common stock. At December 31, 2005, we had repurchased 242,650 shares at an average repurchase price of $5.79 per share. The approximate remaining dollar value of shares available for repurchase under this program is $1.6 million.

During the three months ended December 31, 2005, we did not repurchase any shares under this program.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2005 Annual Meeting of Stockholders on November 17, 2005. The following matters were voted upon at the Annual Meeting.

1.	Holders of 18,980,042 shares of our common stock voted to elect Joseph L. Barry to serve for a term of three years as a Class I Director. Holders of 1,404,990 shares of our common stock withheld votes from such director. Holders of 19,234,856 shares of our common stock voted to elect Robert A. Eberle to serve for a term of three years as a Class I Director. Holders of 1,150,176 shares of our common stock withheld votes from such director. Holders of 20,117,733 shares of our common stock voted to elect Jeffrey C. Leathe to serve for a term of three years as a Class I Director. Holders of 267,299 shares of our common stock withheld votes from such director.

2.	Holders of 20,294,289 shares of our common stock voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the current fiscal year. Holders of 88,423 shares of our common stock voted against ratifying such appointment, holders of 2,320 shares abstained from voting and no shares were broker non-votes.

Item 6.	Exhibits

See the Exhibit Index on page 34 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 9, 2006	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Number Description
10.1	Form of Restricted Stock Agreement, dated November 17, 2005, between Bottomline Technologies (de), Inc. and each of Joseph L. Barry, John W. Barter, William O. Grabe, James L. Loomis, Daniel M. McGurl and James W. Zilinski

10.2	Restricted Stock Agreement, dated December 2, 2005, between Bottomline Technologies (de), Inc. and Kevin M. Donovan

10.3	Restricted Stock Agreement, dated December 2, 2005, between Bottomline Technologies (de), Inc. and Peter S. Fortune

10.4	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer