Form 10-Q
period 2006-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2006-05-09
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2006 was 23,507,375.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2006	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$36,107	$20,789
Marketable securities	41,143	15,127
Accounts receivable, net of allowance for doubtful accounts and returns of $1,928 at March 31, 2006 and $1,830 at June 30, 2005	21,979	22,956
Other current assets	5,004	4,893

Total current assets	104,233	63,765
Property and equipment, net	6,787	6,940
Intangible assets, net	60,835	38,695
Other assets	762	1,041

Total assets	$172,617	$110,441

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,152	$6,094
Accrued expenses	8,328	9,381
Deferred revenue and deposits	19,202	20,738

Total current liabilities	35,682	36,213
Deferred revenue and deposits, non current	1,543	1,435
Deferred income taxes	2,587	—

Total liabilities	39,812	37,648

Stockholders’ equity:
Common stock	23	19
Additional paid-in-capital	244,222	182,534
Accumulated other comprehensive income	1,164	2,350
Treasury stock	(686)	(1,149)
Retained deficit	(111,918)	(110,961)

Total stockholders’ equity	132,805	72,793

Total liabilities and stockholders’ equity	$172,617	$110,441

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
Software licenses	$2,543	$4,629
Service and maintenance	18,750	15,540
Equipment and supplies	3,599	4,319

Total revenues	24,892	24,488
Cost of revenues:
Software licenses	371	492
Service and maintenance (1)	8,597	6,931
Equipment and supplies	2,930	3,265

Total cost of revenues	11,898	10,688

Gross profit	12,994	13,800
Operating expenses:
Sales and marketing (1)	6,090	6,012
Product development and engineering (1)	3,639	2,298
General and administrative (1)	4,655	3,042
Amortization of intangible assets	1,357	707

Total operating expenses	15,741	12,059

Income (loss) from operations	(2,747)	1,741
Other income, net	780	108

Income (loss) before provision for income taxes	(1,967)	1,849
Provision for income taxes	205	84

Net income (loss)	$(2,172)	$1,765

Net income (loss) per share:
Basic	$(0.09)	$0.10

Diluted	$(0.09)	$0.09

Shares used in computing net income (loss) per share:
Basic	23,083	18,180

Diluted	23,083	19,464

(1)	Stock based compensation is allocated as follows:

	Three Months Ended March 31,
	2006	2005
Cost of revenues: service and maintenance	$122	$—
Sales and marketing	693	—
Product development and engineering	215	—
General and administrative	851	—

	$1,881	$—

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Nine Months Ended March 31,
	2006	2005
Revenues:
Software licenses	$9,414	$13,649
Service and maintenance	54,883	44,724
Equipment and supplies	11,391	11,813

Total revenues	75,688	70,186
Cost of revenues:
Software licenses	1,072	1,868
Service and maintenance (1)	23,927	19,028
Equipment and supplies	9,105	8,970

Total cost of revenues	34,104	29,866

Gross profit	41,584	40,320
Operating expenses:
Sales and marketing (1)	18,629	17,806
Product development and engineering (1)	8,956	7,184
General and administrative (1)	13,364	9,349
Amortization of intangible assets	3,018	2,349

Total operating expenses	43,967	36,688

Income (loss) from operations	(2,383)	3,632
Other income, net	2,285	401

Income (loss) before provision for income taxes	(98)	4,033
Provision for income taxes	859	349

Net income (loss)	$(957)	$3,684

Net income (loss) per share:
Basic	$(0.04)	$0.21

Diluted	$(0.04)	$0.19

Shares used in computing net income (loss) per share:
Basic	22,643	17,878

Diluted	22,643	18,911

(1)	Stock based compensation is allocated as follows:

	Nine Months Ended March 31,
	2006	2005
Cost of revenues: service and maintenance	$368	$—
Sales and marketing	1,854	—
Product development and engineering	653	14
General and administrative	2,407	—

	$5,282	$14

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2006	2005
Operating activities:
Net income (loss)	$(957)	$3,684
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	5,282	14
Amortization of intangible assets	3,018	2,349
Amortization of investment income	(7)	(40)
Depreciation and amortization of property and equipment	1,992	1,845
Acquisition related technology write-offs	189	—
Provision for allowances on accounts receivable	94	121
Provision for allowances for obsolescence of inventory	77	4
Gain on foreign exchange	(3)	(50)
Deferred income tax benefit	(302)	—
Changes in operating assets and liabilities:
Accounts receivable	1,490	104
Inventory, prepaid expenses and other assets	350	128
Accounts payable, accrued expenses and deferred revenue and deposits	(2,450)	2,730

Net cash provided by operating activities	8,773	10,889
Investing activities:
Purchases of available-for-sale securities	(41,150)	(14,600)
Purchases of held-to-maturity securities	(46)	(5,749)
Proceeds from sales of available-for-sale securities	13,100	4,050
Proceeds from sales of held-to-maturity securities	2,084	6,054
Purchases of property, plant and equipment	(1,791)	(1,515)
Acquisition of businesses and assets, net of cash acquired	(18,186)	—

Net cash used in investing activities	(45,989)	(11,760)
Financing activities:
Net proceeds from sale of common stock	46,769	—
Proceeds from employee stock purchase plan and exercise of stock options	5,952	3,476
Payment of bank financing fees	(33)	—
Proceeds from exercise of warrants	—	425

Net cash provided by financing activities	52,688	3,901
Effect of exchange rate changes on cash and cash equivalents	(154)	63

Increase in cash and cash equivalents	15,318	3,093
Cash and cash equivalents at beginning of period	20,789	20,724

Cash and cash equivalents at end of period	$36,107	$23,817

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2006

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 12, 2005.

Note 2— Share Based Payments

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS 123R). Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. The Company records expense associated with its share based payment awards on a straight-line basis over the respective award vesting period. For the three and nine months ended March 31, 2006, the Company recorded expense of approximately $1.9 million and $5.3 million, respectively, in connection with its share-based payment awards.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to its stock-based employee compensation for the three and nine months ended March 31, 2005.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
	(in thousands, except per share amounts)
Net income, as reported	$1,765	$3,684
Add: Stock-based employee compensation expense included in reported net income	—	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,648)	(4,294)

Pro forma net income (loss)	$117	$(596)

Net income per share, as reported:
Basic	$0.10	$0.21

Diluted	$0.09	$0.19

Pro forma net income (loss) per share
Basic and diluted	$0.01	$(0.03)

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

The Company’s employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, and as permitted by SFAS 123R, the Company measures the fair value of its awards under the employee stock purchase plan at intrinsic value (the value of the Company’s common stock less the employee stock purchase plan exercise price) at the end of each reporting period. For the three and nine month periods ended March 31, 2006, the Company recorded compensation cost of approximately $45,000 and $190,000, respectively, associated with its employee stock purchase plan. As a result of the employee stock purchases on September 30, 2005 and March 31, 2006, the Company issued 57,790 shares of its common stock with an aggregate intrinsic value of approximately $333,000.

Stock Incentive Plans

1998 Non-Employee Director Stock Option Plan

On November 12, 1998, the Company adopted the 1998 Non-Employee Director Stock Option Plan (the Director Plan), which provides for the issuance of non-statutory stock options with a 10-year contractual term. The Company has reserved up to 300,000 shares of its common stock for issuance under the Director Plan. Under the terms of the Director Plan, each non-employee director was granted an option to purchase 15,000 shares of common stock upon his or her initial election to the Board of Directors. Such options vest over four years from the date of the grant, with 25% of the award vesting at the end of each year. Effective February 16, 2006, the Company determined that, in lieu of stock option awards, it will now grant restricted stock awards for 8,000 shares of the Company’s common stock to each non-employee director upon his or her initial election to the Board of Directors, with such awards vesting over a four year period.

Additionally, until November 17, 2005, each non-employee director was granted an option to purchase 7,500 shares of common stock at each annual meeting of stockholders following the annual meeting of the initial year of their election. Such options vested one year from the date of the grant. Effective November 17, 2005, the Company determined that, in lieu of the annual stock option grants, it will now grant restricted stock awards for 3,000 shares of the Company’s common stock to each non-employee director on the date of each annual meeting of stockholders, with such awards vesting over a one year period. Accordingly, 18,000 shares of restricted stock were issued by the Company in November 2005 to its non-employee directors, as compensation for their service as directors.

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

Compensation cost associated with stock options represented approximately $1.4 million and $4.3 million of the total share based payment expense recorded for the three and nine months ended March 31, 2006. The stock options were valued using a Black Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. The assumptions made for purposes of estimating fair value under the Black Scholes model for options granted during the nine months ended March 31, 2006 were as follows:

Dividend yield:	0%
Expected term of options (years):	4.85
Risk free interest rate:	4.11% - 4.61%
Volatility:	69% - 87%

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

A summary of stock option activity under the 2000 Plan for the three months ended March 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at December 31, 2005	4,784	11.94	6.66	$8,821

Granted	124	12.13
Exercised	(316)	7.27
Forfeited or expired	(57)	18.50

Options outstanding at March 31, 2006	4,535	12.19	6.52	$15,666

Options exercisable at March 31, 2006	2,933	12.97	5.48	$10,695

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $7.24 and $8.99, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $1.7 million and $979,000, respectively. As of March 31, 2006, there was approximately $10.9 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.6 years. The total fair value of stock options that vested during the three months ended March 31, 2006 and 2005 was approximately $2.9 million and $1.9 million, respectively.

A summary of stock option activity under the 2000 Plan for the nine months ended March 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at June 30, 2005	5,284	$11.41
Granted	280	13.18
Exercised	(784)	6.94
Forfeited or expired	(245)	13.45

Options outstanding at March 31, 2006	4,535	12.19	6.52	$15,666

The weighted average grant date fair value of options granted during the nine months ended March 31, 2006 and 2005 was $8.48 and $8.33, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2006 and 2005 was approximately $5.4 million and $2.9 million, respectively. The total fair value of stock options that vested during the nine months ended March 31, 2006 and 2005 was approximately $5.9 million and $4.7 million, respectively.

A summary of restricted stock activity for the three months ended March 31, 2006 is as follows:

	Shares	Aggregate Intrinsic Value
	(in thousands)
Restricted stock outstanding at December 31, 2005	431	$4,750

Granted	—
Forfeited	—

Restricted stock outstanding at March 31, 2006	431	$5,918

Prior to the quarter ended September 30, 2005, the Company had not granted awards of restricted stock. The majority of the restricted stock awards vest over a four year period on a graded vesting schedule similar to the Company’s employee stock options, however, restricted stock awards granted annually to the Company’s non-employee directors vest over a one year period. The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The Company recorded expense of approximately $453,000 and $796,000 associated with its restricted stock awards in the three and nine months ended March 31, 2006, respectively. As of March 31, 2006, there was approximately $5.3 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 3.4 years. None of the restricted stock awards were vested at March 31, 2006.

Note 3—Business and Technology Acquisitions

Visibillity, Inc.

On December 31, 2005, the Company acquired all of the outstanding stock of Visibillity, Inc. (Visibillity), a provider of legal e-billing solutions specializing in the insurance industry. The initial purchase consideration for Visibillity was $11,500,000 in cash plus acquisition related costs. Subsequent to the payment of the initial purchase consideration, the Company recovered $500,000 from the Visibillity selling stockholders pursuant to the terms of the acquisition, and this recovery was recorded as a reduction to the amount of goodwill recorded as part of the acquisition.

The Company believes that Visibillity complements the Company’s existing Legal eXchange product and that the acquisition will strengthen its position as a leading provider of Web-based legal spend management services to the insurance industry. Visibillity operating results are included in the Company’s operating results from the acquisition date forward, as a component of the Outsourced Solutions segment.

At March 31, 2006, the allocation of the purchase price was preliminary as the Company was still in the process of obtaining information relating to the fair value of assets acquired and liabilities assumed, including the value that should be allocated to intangible assets. The Company was also still in the process of analyzing the tax basis of assets acquired and liabilities assumed. Based on the preliminary allocation of the purchase price, the Company has recorded intangible assets of approximately $11.2 million. The intangible assets consist of acquired customer related assets of $6.4 million, acquired technology of $1.6 million and goodwill of $3.2 million. The customer related assets and acquired technology are being amortized to expense over a period of five and three years, respectively. Goodwill will not be amortized, but will be evaluated periodically for impairment. The Company expects to finalize its purchase price allocation no later than June 30, 2006.

In connection with the acquisition, the Company accrued approximately $154,000 and $203,000 related to involuntary termination costs of Visibillity employees and facility exit costs, respectively. At March 31, 2006 the remaining severance accrual was approximately $29,000 which the Company expects will be fully paid by June 30, 2006. The accrual for facility exit costs relates to rental costs of a Visibillity leased facility that the Company will be exiting prior to lease expiration and the Company anticipates that this amount will be paid ratably during the period of May 2006 through November 2006.

Tranmit Plc.

On January 24, 2006, the Company acquired all of the outstanding stock of Tranmit Plc (Tranmit). Tranmit is a UK-based company that provides Web-based purchase-to-pay automation solutions. The purchase consideration for Tranmit was approximately $6.0 million of cash, $4.2 million (316,970 shares) of the Company’s common stock, as valued on the date of acquisition, and acquisition related costs. The Company believes the addition of Tranmit’s invoice management capabilities further enhance the Company’s ability to provide global organizations with comprehensive hosted, licensed and outsourced solutions for improving the overall efficiency and productivity of the accounts payable function. Tranmit operating results are included in the Company’s operating results from the acquisition date forward, as a component of the Outsourced Solutions segment.

At March 31, 2006, the allocation of the purchase price was preliminary as the Company was still in the process of obtaining information relating to the fair value of assets acquired and liabilities assumed, including the value that should be assigned to intangible assets. The Company was also still in the process of analyzing the tax basis of assets acquired and liabilities assumed. Based on the preliminary allocation of the purchase price, the Company has recorded intangible assets of approximately $12.2 million. The intangible assets consist of acquired customer related assets of $3.3 million, acquired technology of $1.5 million, a below market lease arrangement of $81,000, and goodwill of $7.3 million. The customer related assets, acquired technology and below market lease are being amortized to expense over periods of five, three and two years, respectively. Goodwill will not be amortized but will be evaluated periodically for impairment. The Company expects to finalize the purchase price allocation no later than June 30, 2006.

Legal e-billing Patent

On January 25, 2006, the Company acquired a patent that addresses the process of online budgeting and evaluation of legal invoices. The purchase price for the patent was $935,000 in cash plus acquisition related costs. Per the terms of the patent purchase, the Company will be obligated to make certain earn-out payments should the Company recover royalty payments from third parties or, beginning in fiscal 2009, should specific legal billing product revenues of the Company exceed $12.5 million on a per annum basis. The patent costs are being amortized over the remaining legal life of the patent, which expires in June 2019.

Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company, Visibillity and Tranmit as if the acquisitions had occurred as of July 1, 2005 and July 1, 2004, after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets, a decrease in interest income as a result of cash paid for the acquisitions and the dilutive effect of common stock issued by the Company. This pro-forma financial information does not necessarily reflect the results of operations that would have actually occurred had the Company and the acquired entities been a single entity during these periods.

	Pro-forma
	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Unaudited) (in thousands)
Revenues	$25,183	$26,455	$79,980	$75,759
Net income (loss)	$(2,216)	$998	$(2,773)	$1,099
Net income (loss) per basic and diluted share	$(0.9)	$0.05	$(0.12)	$0.06

Note 4—Net Income Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(2,172)	$1,765	$(957)	$3,684

Denominator:
Weighted average shares outstanding used in computing income (loss) per share:
Basic	23,083	18,180	22,643	17,878

Diluted	23,083	19,464	22,643	18,911

Net income (loss) per share:
Basic	$(0.09)	$0.10	$(0.04)	$0.21

Diluted	$(0.09)	$0.09	$(0.04)	$0.19

Note 5—Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss, net of tax, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$(2,172)	$1,765	$(957)	$3,684
Other comprehensive income (loss):
Foreign currency translation adjustments	11	(306)	(1,186)	881

Comprehensive income (loss)	$(2,161)	$1,459	$(2,143)	$4,565

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

The Company’s operating segments are organized principally by the type of products or services offered, and to a lesser degree, by geography. As of July 1, 2005, the Company consolidated the structure of its internal operating segments and changed the nature of the financial information that is provided to and used by the Company’s chief operating decision makers. The change in segment composition on July 1, 2005 resulted in the consolidation of the Licensed Technology and Tailored Solutions segments into a single segment, Licensed Technology, and this change is reflected for all periods presented.

Licensed Technology. The Company’s Licensed Technology segment is a supplier of licensed software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. The Licensed Technology segment also provides solutions designed for banking and financial institution customers, which typically involve longer implementation periods and a significant level of professional resources. This segment also provides an array of standard professional services and equipment and supplies that complement and enhance the Company’s core software products. Revenue associated with this segment is generally recorded upon delivery, except in situations where a customized software solution is being delivered, in which case revenue is normally recorded on a percentage of completion basis.

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced or hosted solutions offerings that facilitate payment processing and invoice receipt and presentment. Revenue for this segment is generally recognized on a per transaction basis or proportionately over the estimated life of the contract.

Each operating segment has separate sales forces and periodically a sales person in one operating segment will sell products and services that are typically sold within a different operating segment. In such cases, the transaction is generally recorded by the operating segment to which the sales person is assigned. Accordingly, segment results can include the results of transactions that have been allocated to a specific segment based on the contributing sales resources, rather than the nature of the product or service. Conversely, a transaction can be recorded by the operating segment primarily responsible for delivery to the customer, even if the sales person is assigned to a different operating segment. Such decisions are made by the Company’s chief operating decision makers.

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

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Revenues:
Licensed Technology	$18,036	$20,944	$57,656	$59,456
Outsourced Solutions	6,856	3,544	18,032	10,730

Total revenues	$24,892	$24,488	$75,688	$70,186

Segment measure of profit
Licensed Technology	$502	$2,162	$3,204	$5,055
Outsourced Solutions	178	286	2,902	940

Total measure of segment profit	$680	$2,448	$6,106	$5,995

A reconciliation of the measure of segment profit to GAAP operating income before provision for income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Segment measure of profit	$680	$2,448	$6,106	$5,995
Less:
Amortization of intangible assets	(1,357)	(707)	(3,018)	(2,349)
Stock compensation expense	(1,881)	—	(5,282)	(14)
Acquisition related technology write-offs	(189)	—	(189)	—
Other income, net	780	108	2,285	401

Income before provision for income taxes	$(1,967)	$1,849	$(98)	$4,033

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Depreciation expense:
Licensed Technology	$410	$414	$1,167	$1,262
Outsourced Solutions	295	191	825	583

Total depreciation expense	$705	$605	$1,992	$1,845

Geographic Information

Revenues, based on the point of sales, not the location of the customer, by geographic area were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Revenues from unaffiliated customers:
United States	$13,142	$11,538	$39,981	$33,850
United Kingdom	11,196	12,592	34,261	35,150
Australia	554	358	1,446	1,186

Total revenues from unaffiliated customers	$24,892	$24,488	$75,688	$70,186

Long-lived assets, which are based on geographical designation, were as follows:

	March 31, 2006	June 30, 2005
	(in thousands)
Long-lived assets:
United States	$4,112	$4,173
United Kingdom	3,211	3,675
Australia	226	133

Total long-lived assets	$7,549	$7,981

Note 7—Income Taxes

In the three and nine month periods ended March 31, 2006, the Company recorded tax expense of $205,000 and $859,000, respectively. The provision for income taxes in the three months ended March 31, 2006 consists of a provision for income taxes in Australia and the UK. The provision for income taxes for the nine months ended March 31, 2006 consists of a provision for income taxes in Australia and the UK, as well as a small amount of US state income tax which will be incurred irrespective of the Company’s net operating loss position in the US. The Company has provided a valuation allowance for its deferred tax assets as it has concluded that it is more likely than not that these assets will not be realized. A portion of the valuation allowance pertains to deferred tax assets established in connection with purchase business combinations. To the extent that this portion of the valuation allowance is reduced in the future, goodwill will be proportionately reduced.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Acquired technology	$19,588	$(14,327)	$5,261
Customer related	21,047	(5,601)	15,446
Below market lease	81	(7)	74

Total	$40,716	$(19,935)	20,781

Unamortized intangible assets:
Goodwill			40,054

Total intangible assets			$60,835

	As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Acquired technology	$15,685	$(13,559)	$2,126
Customer related	11,606	(3,553)	8,053

Total	$27,291	$(17,112)	10,179

Unamortized intangible assets:
Goodwill			28,516

Total intangible assets			$38,695

Estimated amortization expense for the current fiscal year, and subsequent fiscal years, is as follows:

In thousands
2006	$4,458
2007	5,531
2008	5,036
2009	3,899
2010	2,836
2011 and thereafter	2,039

The increase in the carrying value of goodwill since June 30, 2005 is due to the acquisition of Visibillity and Tranmit, partially offset by a decrease in foreign currency exchange rates.

Note 9 – Credit Facility

In December 2005, the Company’s subsidiary, Bottomline Europe, renewed through December 31, 2006 its Committed Overdraft Facility (Overdraft Facility), to provide for borrowings of up to 500,000 British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (4.5% at March 31, 2006) plus 2% and are due on the expiration date of the Overdraft Facility. There were no outstanding borrowings under this Overdraft Facility at March 31, 2006.

Note 10 – Commitments and Contingencies

In December 2004, Bottomline Europe entered into a contract with a vendor to provide software installation services to certain Bottomline Europe customers. Under the terms of the arrangement, Bottomline Europe agreed to a minimum purchase commitment of £450,000 (approximately $774,000) from this vendor. The services procured by Bottomline Europe were used to supplement the Company’s existing professional services team with respect to UK product installations. As of December 31, 2005, Bottomline Europe had expended the full amount of this commitment.

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

The Company expects to use the offering proceeds for general corporate purposes, including working capital, product development and capital expenditures. The Company has used, and may in the future continue to use, a portion of the proceeds to acquire other complementary products, technologies or businesses, however, there are currently no commitments or agreements with respect to any such transactions.

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

Overview

We provide software products and services for business payments and invoice management. Our solutions enable organizations to automate, manage, standardize and control transaction-based processes across the enterprise, particularly those that involve making payments, sending and receiving invoices, receiving payments, generating business documents and conducting electronic banking. We offer software designed to run on-site at the customer’s location as well as hosted solutions. Historically, our software has been sold predominantly on a perpetual license basis. A large part of our focus going forward will be on selling subscription and transaction based product offerings.

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

For the first nine months of fiscal 2006, our revenue increased to $75.7 million from $70.2 million in the same period of the prior year. This increase was primarily attributable to growth in our subscription and transaction revenues, driven by the contribution of revenue from HMSL, a company we acquired in April 2005, increases in revenue from our Legal eXchange product in North America complemented by the revenue contribution from Visibility which we acquired in December 2005, and the contribution of revenue from Tranmit which we acquired in January 2006. The increase in revenue was offset in part by a decrease in BACSTEL-IP software license revenues in the UK, as the technology adoption date of December 2005 passed. In the first nine months of fiscal 2006, we derived approximately one half of our revenue through our international operations, of which the majority was attributable to our Bottomline Europe subsidiary. We expect future revenue growth from increased purchases by both new and existing financial institution customers in North America, the continued market adoption of our Legal eXchange product in the US, the contribution of revenue from our recent acquisitions and the contribution of revenue from our subscription and transaction based products. However, we believe that our operating results for the next several fiscal quarters will approximate the results of our March 31, 2006 quarter.

We incurred a net loss of $957,000 in the nine months ended March 31, 2006 compared to net income of $3.7 million in the nine months ended March 31, 2005. For the nine months ended March 31, 2006, our operating results were significantly impacted, in the form of additional expense, by the adoption of SFAS 123R, “Share Based Payment”. As a result of the adoption of SFAS 123R, the fair value of all stock-based compensation is now recorded as expense in our financial statements, rather than as a footnote disclosure. Accordingly, we recorded approximately $5.3 million in stock compensation expense for the nine months ended March 31, 2006. Additionally, the decrease in software license revenues for the nine months ended March 31, 2006 compared to the same period in 2005 significantly impacted our operating results in the form of reduced gross profit.

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

Stock-Based Compensation

Effective July 1, 2005, we adopted accounting rules (SFAS 123R, “Share-Based Payment”) requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the three and nine month periods ended March 31, 2006, we recorded approximately $1.9 million and $5.3 million of expense, respectively, associated with share-based payments, with the majority of this expense, approximately $1.4 million and $4.3 million, attributable to employee stock options in the three and nine month periods ended March 31, 2006, respectively.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used a Black-Scholes pricing model which requires the consideration of the following variables for purposes of estimating fair value:

•	the stock option exercise price,

•	the expected term of the option,

•	the grant date price of our common stock,

•	the expected volatility of our common stock,

•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future), and

•	the risk free interest rate for the expected option term.

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. For purposes of calculating an estimated expected term, we reviewed our historic option activity, considered the underlying option holding period (including the holding period inherent in currently vested but unexercised options) and estimated an expected term of 4.9 years. In estimating our stock price volatility, we analyzed our historical volatility for a period equal to the expected term of our stock option awards, and, by reference to actual stock prices during this period, calculated an estimated volatility ranging from 69% to 87%. We believe that each of these estimates, both expected term and volatility, is reasonable in light of the historic data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

The specific valuation assumptions noted above were applied to stock options that we granted subsequent to our adoption of SFAS 123R, however, the majority of the stock option expense recorded in the three and nine month periods ended March 31, 2006 relates to the continued vesting of stock options that were granted prior to July 1, 2005. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.

Upon the adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur, and record compensation cost only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to July 1, 2005. Accordingly, we performed a historical analysis of option awards that were forfeited (such as by employee separation) prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. Our annual forfeiture estimate was calculated at 3.6%. From a sensitivity perspective, had we estimated our forfeiture rate at 0%, the stock option expense for the three and nine month periods ended March 31, 2006 would have increased by $218,000 and $678,000, respectively.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenues by segment

As of July 1, 2005, we consolidated the structure of our internal operating segments and changed the nature of the financial information that is provided to and used by our chief operating decision makers. We have aggregated similar operating segments into two reportable segments, Licensed Technology and Outsourced Solutions. The change in segment composition on July 1, 2005 resulted in the consolidation of our Licensed Technology and Tailored Solutions segments into a single segment, Licensed Technology, and that change is reflected for all financial periods presented. The following table represents our revenues by segment:

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Licensed Technology	$18,036	72.5	$20,944	85.5	$(2,908)	(13.9)
Outsourced Solutions	6,856	27.5	3,544	14.5	3,312	93.5

	$24,892	100.0	$24,488	100.0	$404	1.6

Licensed Technology. The revenue decrease for the three months ended March 31, 2006 was primarily attributable to decreases in software license revenue as a result of the conclusion of the BACSTEL-IP conversion in the UK. This decrease was offset in part by increases in professional services revenue in the US. We expect revenue for the Licensed Technology segment to remain relatively consistent with revenues reported for the quarter ended March 31, 2006, for the remainder of the fiscal year.

Outsourced Solutions. The revenue increase for the three months ended March 31, 2006 was primarily due to increases in our subscription and transaction based revenues due to the revenue contribution from HMSL, which we acquired in April 2005, increases in revenue from our Legal eXchange product in the US, including the contribution of revenue from our acquisition of Visibillity in December 2005, and the revenue contribution from Tranmit, which we acquired in January 2006. We expect revenue for the Outsourced Solutions segment to increase slightly from the March 2006 quarterly levels during the quarter ending June 30, 2006.

Revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$2,543	10.2	$4,629	18.9	$(2,086)	(45.1)
Service and maintenance	18,750	75.3	15,540	63.5	3,210	20.7
Equipment and supplies	3,599	14.5	4,319	17.6	(720)	(16.7)

Total revenues	$24,892	100.0	$24,488	100.0	$404	1.6

Software Licenses. The decrease in software license revenues was due principally to a decrease in software license sales in the UK as the BACSTEL-IP initiative ended, and a decrease in the foreign currency exchange rate in the UK. We expect software license revenues to remain relatively consistent with the March 31, 2006 quarterly results during the remainder of the fiscal year, as a result of our focus on subscription and transaction based offerings.

Service and Maintenance. The increase in service and maintenance revenues was primarily due to the revenue contribution from HMSL, which we acquired in April 2005, increases in revenues associated with our Legal eXchange product in the US, including the contribution of revenue from Visibillity, which we acquired in December 2005, and the contribution of revenue from Tranmit, which we acquired in January 2006. We expect that service and maintenance revenues will increase slightly from the March 2006 quarterly levels during the quarter ending June 30, 2006. Going forward a large part of our focus will be on growing the revenue contribution from our subscription and transaction based product offerings, currently reported as a component of service and maintenance revenues.

Equipment and Supplies. The decrease in equipment and supplies revenues was a result of revenue decreases in both the US and UK. The decrease was caused by a decline in order flow, in part driven by our continued de-emphasis of this revenue stream, and a decrease in the foreign currency exchange rate in the UK.

Cost of revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$371	1.5	$492	2.0	$(121)	(24.6)
Service and maintenance	8,475	34.0	6,931	28.3	1,544	22.3
Stock compensation expense	122	0.5	—	0.0	122	—
Equipment and supplies	2,930	11.8	3,265	13.3	(335)	(10.3)

Total cost of revenues	$11,898	47.8	$10,688	43.6	$1,210	11.3

Gross profit	$12,994	52.2	$13,800	56.4	$(806)	(5.8)

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased to 15% of software license revenues in the three months ended March 31, 2006 compared to 11% in the three months ended March 31, 2005. The increase in software license cost of revenues in percentage terms was due to specific third party software costs associated with our UK operations. We expect that software license costs will decrease slightly, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as expenses associated with third party contractors used to complement our professional services team. Service and maintenance costs remained consistent at 45% of service and maintenance revenues in the three months ended March 31, 2006 and 2005. The increase in service and maintenance costs in dollar terms was consistent with the increase in service and maintenance revenues, including an increase in the costs associated with the operations of HMSL, Visibillity and Tranmit. We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased to 81% of equipment and supplies revenues in the three months ended March 31, 2006 compared to 76% of equipment and supplies revenues in the three months ended March 31, 2005. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable primarily to higher third party costs in the UK. We expect that equipment and supplies costs will improve slightly, as a percentage of equipment and supplies revenues, during the remainder of the fiscal year.

Operating Expenses

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$5,397	21.7	$6,012	24.5	$(615)	(10.2)
Stock compensation expense	693	2.8	—	—	693	—
Product development and engineering	3,424	13.7	2,298	9.4	1,126	49.0
Stock compensation expense	215	0.9	—	—	215	—
General and administrative	3,804	15.3	3,042	12.4	762	25.1
Stock compensation expense	851	3.4	—	—	851	—
Amortization of intangible assets	1,357	5.4	707	2.9	650	91.9

Total operating expenses	15,741	63.2	12,059	49.2	$3,682	30.5

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. The decrease in sales and marketing expenses was attributable to decreases in commission and personnel related costs, and a decrease in the foreign currency exchange rate in the UK. These decreases were partially offset by increases in expenses associated with the operations of HMSL, Visibillity and Tranmit. We expect that sales and marketing expenses will remain relatively consistent as a percentage of revenues during the remainder of the fiscal year.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses increased in the US as a result of increases in contract employee costs associated with development efforts on certain of our banking products. Costs also increased as a result of a write-off of certain third party technology costs that had been capitalized and were deemed to be impaired as a result of superior technology that we acquired in the Tranmit acquisition. We expect that product development and engineering expenses will remain relatively consistent, as a percentage of revenues, during the remainder of the fiscal year.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was attributable to increases in expenses associated with the operations of HMSL, Visibillity and Tranmit and an increase in employee and contract labor costs in the US and in the UK, partially offset by a decrease in the foreign currency exchange rate in the UK. We expect that general and administrative expenses will remain relatively consistent, as a percentage of revenues, during the remainder of the fiscal year.

Stock Compensation Expense. During the three months ended March 31, 2006, we recorded approximately $1.9 million of expense associated with share-based payments in connection with our adoption of SFAS 123R on July 1, 2005. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the three months ended March 31, 2006, stock compensation expense was allocated as follows:

In Thousands
Cost of revenues: service and maintenance	$122
Sales and marketing	693
Product development and engineering	215
General and administrative	851

$1,881

We expect that stock compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2006, we expect to incur quarterly expenses that are relatively consistent with the level of expense recorded in the quarter ended March 31, 2006.

Amortization of Intangible Assets. Amortization expense increased for the quarter ended March 31, 2006 as compared to the same period in 2005. The increase was due to the amortization of intangible assets arising from our acquisitions of HMSL, Visibillity, Tranmit and a patent. We expect that total amortization expense for fiscal 2006 will approximate $4.5 million.

Provision for Income Taxes. Our provision for income taxes was $205,000 for the three months ended March 31, 2006 compared to $84,000 for the three months ended March 31, 2005. The increase in income tax expense was due principally to an increase in the income tax expense associated with our UK and Australian operations. A large portion of the increase in the UK tax expense results from certain expenses that are not deductible for UK tax purposes. We have several tax planning initiatives in process that we hope will ultimately result in reduced tax expense associated with our UK operations. However, there can be no assurance that these initiatives will ultimately be successful in reducing tax expense in subsequent periods.

Nine Months Ended March 31, 2006 Compared to the Nine Months Ended March 31, 2005

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

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Licensed Technology	$57,656	76.2	$59,456	84.7	$(1,800)	(3.0)
Outsourced Solutions	18,032	23.8	10,730	15.3	7,302	68.1

	$75,688	100.0	$70,186	100.0	$5,502	7.8

Licensed Technology. The revenue decrease for the nine months ended March 31, 2006 was primarily attributable to decreases in software license revenue as a result of the conclusion of the BACSTEL-IP conversion in the UK and due to decreases in the foreign currency exchange rate in the UK. The decrease was offset in part by an increase in professional services revenues in both the US and UK.

Outsourced Solutions. The revenue increase for the nine months ended March 31, 2006 was primarily due to the revenue contribution from HMSL, which we acquired in April 2005, and increases in revenue from our Legal eXchange product in the US, including the revenue contribution from Visibillity, which we acquired in December 2005, and the revenue contribution from Tranmit, which we acquired in January 2006.

Revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$9,414	12.4	$13,649	19.5	$(4,235)	(31.0)
Service and maintenance	54,883	72.5	44,724	63.7	10,159	22.7
Equipment and supplies	11,391	15.1	11,813	16.8	(422)	(3.6)

Total revenues	$75,688	100.0	$70,186	100.0	$5,502	7.8

Software Licenses. The decrease in software license revenues was due principally to a decrease in software license revenues in the UK as the BACSTEL-IP initiative ended and due to a decrease in the foreign currency exchange rate in the UK.

Service and Maintenance. The increase in service and maintenance revenues occurred as a result of the revenue contribution from HMSL, which we acquired in April 2005, increases in Legal eXchange revenues and the revenue contribution from our acquisitions of Visibillity and Tranmit in fiscal 2006.

Equipment and Supplies. The decrease in equipment and supplies revenues was primarily due to decreases in order flow in the UK, due in part to our continued de-emphasis of this revenue stream, offset in part by several large equipment orders with financial institution customers in the US.

Cost of revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$1,072	1.4	$1,868	2.7	$(796)	(42.6)
Service and maintenance	23,559	31.1	19,028	27.1	4,531	23.8
Stock compensation expense	368	0.5	—	0.0	368	—
Equipment and supplies	9,105	12.0	8,970	12.8	135	1.5

Total cost of revenues	$34,104	45.0	$29,866	42.6	$4,238	14.2

Gross profit	$41,584	54.9	$40,320	57.4	$1,264	3.1

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased to 11% of software license revenues in the nine months ended March 31, 2006 compared to 14% in the nine months ended March 31, 2005. The decrease in software license costs in dollar terms was due to the overall decrease in software license revenues. The decrease in software license costs as a percentage of software license revenue was primarily due to the absence of a specific third party software cost that had been incorporated into, and sold with, one of our banking products in a large transaction in the UK in the nine months ended March 31, 2005.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as expenses associated with third party contractors used to complement our professional services team. Service and maintenance costs remained consistent at 43% of service and maintenance revenues in the nine months ended March 31, 2006 and 2005. The increase in service and maintenance costs in dollar terms was attributable to higher third party costs associated with BACSTEL-IP product implementations in the UK and increased operating costs associated with our acquisitions of HMSL, Visibillity and Tranmit.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased to 80% of equipment and supplies revenues in the nine months ended March 31, 2006 compared to 76% of equipment and supplies revenues in the nine months ended March 31, 2005. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to several lower margin equipment transactions in the US and an increase in third party costs in the UK.

Operating Expenses

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$16,775	22.2	$17,806	25.4	$(1,031)	(5.8)
Stock compensation expense	1,854	2.4	—	0.0	1,854	—
Product development and engineering	8,303	10.9	7,170	10.2	1,133	15.8
Stock compensation expense	653	0.9	14	—	639	4,564.3
General and administrative	10,957	14.5	9,349	13.3	1,608	17.2
Stock compensation expense	2,407	3.2	—	0.0	2,407	—
Amortization of intangible assets	3,018	4.0	2,349	3.4	669	28.5

Total operating expenses	43,967	58.1	36,688	52.3	$7,279	19.8

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. The decrease in sales and marketing expenses was attributable to decreased commissions and other employee compensation costs and a decrease in the foreign currency exchange rate in the UK, offset by increases in expenses associated with the operations of HMSL, Visibillity and Tranmit.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses increased in the US as a result of contract employee costs associated with development efforts on certain of our banking products. This increase was offset in part by a decrease in employee related expenses in Australia due to a decrease in headcount.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was attributable to the operations of HMSL, Visibillity and Tranmit, and an increase in employee and contract labor costs in the US and the UK.

Stock Compensation Expense. During the nine months ended March 31, 2006, we recorded approximately $5.3 million of expense associated with share-based payments in connection with our adoption of SFAS 123R on July 1, 2005. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the nine months ended March 31, 2006, stock compensation expense was allocated as follows:

In Thousands
Cost of revenues: service and maintenance	$368
Sales and marketing	1,854
Product development and engineering	653
General and administrative	2,407

$5,282

Amortization of Intangible Assets. Amortization expense increased for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. The increase in amortization expense was due to the amortization of intangible assets arising from our acquisitions of HMSL, Visibillity, Tranmit and a patent.

Provision for Income Taxes. Our provision for income taxes was $859,000 for the nine months ended March 31, 2006 compared to $349,000 for the nine months ended March 31, 2005. The increase in income tax expense was due principally to an increase in the income tax expense associated with our UK and Australia operations. A large portion of the increase in the UK tax expense results from certain expenses that are not deductible for UK tax purposes. We have several tax planning initiatives in process that we hope will ultimately result in reduced tax expense associated with our UK operations. However, there can be no assurance that these initiatives will ultimately be successful in reducing tax expense in subsequent periods.

Liquidity and Capital Resources

The metrics we use in assessing the strength of our liquidity are summarized in the table below:

	Nine Months Ended March 31,
	2006	2005
	(in thousands)
Cash provided by operating activities	$8,773	$10,889

	March 31, 2006	June 30, 2005
	(in thousands)
Cash, cash equivalents and marketable securities	$77,250	$35,916
Working capital	68,551	27,552

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

In January 2006, we paid approximately $18.2 million from our cash balances in connection with our acquisitions of Visibillity, Tranmit and a patent. We do not believe that these disbursements adversely affect our overall liquidity position, and we continue to believe that our existing cash and investment balances, as well as cash generated from operations, will be sufficient to meet our operating requirements for the foreseeable future.

Operating Activities

	Nine Months Ended March 31,
	2006	2005
	(in thousands)
Net income (loss)	$(957)	$3,684
Non-cash adjustments	10,340	4,243
Changes in working capital	(610)	2,962

Net cash provided by operating activities	$8,773	$10,889

Net cash provided by operating activities for the nine months ended March 31, 2006 was primarily due to our net loss, affected by favorable non-cash adjustments. Net cash provided by operating activities for the nine months ended March 31, 2005 was primarily due to our net income, affected by favorable non-cash adjustments. Non-cash adjustments are transactions that result in the recognition of financial statement income or expense but not a corresponding cash receipt or disbursement, such as stock compensation expense, amortization of intangible assets, acquisition related technology write-offs, the impact of deferred income taxes, depreciation and amortization of property and equipment and provision for allowances of accounts receivable.

Investing Activities

	Nine Months Ended March 31,
	2006	2005
	(in thousands)
Purchases of short-term investments, net	$(26,012)	$(10,245)
Purchases of property and equipment, net	(1,791)	(1,515)
Acquisition of businesses and assets, net of cash acquired	(18,186)	—

Net cash used in investing activities	$(45,989)	$(11,760)

In the nine months ended March 31, 2006 and 2005, cash was primarily used to acquire high quality marketable securities and to fund our acquisitions of Visibillity, Tranmit and a patent. The significant increase in purchases of marketable securities in the nine months ended March 31, 2006 was due to our investment of proceeds received from our follow-on offering of common stock completed in July 2005. We expect to incur quarterly capital expenditures during the remainder of fiscal 2006 consistent with the average level of capital expenditures incurred in the first nine months.

Financing Activities

	Nine Months Ended March 31,
	2006	2005
	(in thousands)
Net proceeds from sale of common stock	46,769	—
Proceeds from employee stock purchase plan, exercise of stock options and warrants	5,952	3,901
Payment of bank financing fees	(33)	—

Net cash provided by financing activities	$52,688	$3,901

Net cash provided by financing activities for the nine months ended March 31, 2006 was primarily the result of $46.8 million in net proceeds received from the follow-on offering of our common stock in July 2005 and proceeds of $6.0 million from the exercise of stock options and purchases under our employee stock purchase plan. Net cash provided by financing activities for the nine months ended March 31, 2005 was the result of proceeds received from the exercise of stock options, contributions to our employee stock purchase plan and the exercise of stock warrants.

Commitments

In December 2004, Bottomline Europe entered into a contract with a vendor to provide software installation services to certain Bottomline Europe customers. Under the terms of the arrangement, Bottomline Europe agreed to a minimum purchase commitment of £450,000 (approximately $774,000) from this vendor. The services procured by Bottomline Europe were used to supplement our existing professional services team with respect to UK product installations. As of December 31, 2005, Bottomline Europe had expended the full amount of this commitment.

Off-Balance Sheet Arrangements

During the three and nine months ended March 31, 2006, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

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

Our future financial results could depend on our success in moving components of our business to a subscription-based revenue model

A substantial portion of our historic revenues and profitability are generated from software license revenues. We are currently transforming some, and may in the future transform other, portions of our business to a subscription-based revenue model which we believe has certain advantages over a perpetual license model, including better predictability of revenue. Our recent acquisitions of Visibillity and Tranmit are aligned toward, and will be operated principally under, a subscription-based revenue model. Additionally, over time, more of our licensed software products that were historically sold only on a perpetual license basis could be offered for sale on a subscription basis.

A subscription-based revenue model results in substantially less up-front revenue than a perpetual license model. Additionally, there can be no assurance that our customers, or the markets in which we compete, will respond favorably to our approach. To the extent that our software license revenues were to decline significantly in any period, or if we did not receive general marketplace acceptance of a subscription-based approach, our financial results could be materially and adversely affected.

The demand for our BACSTEL-IP product in the UK, which during 2005 generated significant software license revenue growth, has declined as the technology adoption date has passed

In 2005, we experienced strong market demand in the UK for our software products that address the new standard for electronic payments in the UK called BACSTEL-IP. Under the existing regulatory requirements, UK businesses had until the end of December 2005 to be in compliance with this standard.

We have introduced new products to the UK market which are intended to capitalize on the customer relationships we established during the BACSTEL-IP initiative. In addition, we offer the BACSTEL-IP solution on a subscription basis to a portion of our customers, which we expect will generate ongoing recurring revenues. The payment market in Europe is continuing to evolve with new payment regulations and payment types, both currently proposed and expected in the future, for which we have introduced and anticipate continuing to introduce new products. However, the combination of new product sales, recurring subscription revenues, sales of new products targeting new payment regulations and standards or growth in our other revenue streams may not be sufficient to offset the revenue from our BACSTEL-IP software products, in which case our operating results and stock price could be materially and adversely affected.

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At March 31, 2006, the carrying value of our goodwill and our other intangible assets was $40.0 million and $20.8 million, respectively. While we reviewed our goodwill and intangible assets during our fourth quarter of fiscal year 2005 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our service, maintenance, and equipment and supplies revenue streams. In recent fiscal years we experienced a decrease in our software license fees, particularly in the US, and we are currently experiencing a decrease in software license revenues as the BACSTEL-IP initiative in the UK has ended. If software license fees continue to decline, or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly affected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities primarily due to changes in the interest rates. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. Our follow-on offering of common stock completed in July 2005 has resulted in a significant increase to our cash, cash equivalents and marketable securities balances. As a result of this increase there could be a material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on September 12, 2005. Based on our average cash and investment balances for the nine months ended March 31, 2006, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $824,000 in interest income during the fiscal year.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2002, our board of directors announced that it had authorized a repurchase program, for the repurchase of up to $3.0 million of our common stock. At March 31, 2006, we had repurchased 242,650 shares at an average repurchase price of $5.79 per share. The approximate remaining dollar value of shares available for repurchase under this program is $1.6 million.

During the three months ended March 31, 2006, we did not repurchase any shares under this program.

Item 6. Exhibits

See the Exhibit Index on page 34 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: May 9, 2006	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer