Form 10-K
period 2006-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2006-09-12
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-25259

BOTTOMLINE TECHNOLOGIES (de), INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0433294
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

325 Corporate Drive Portsmouth, New Hampshire	03801
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 436-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.001 par value per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2005 was $246,627,236 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

There were 23,933,906 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Executive Officers and Other Key Employees of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2006, a definitive proxy statement for our 2006 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statements (including statements to the effect that we “believe,” “expect,” “anticipate,” “plan” and similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of numerous important factors, including those discussed in “Item 1A. Risk Factors”.

Item 1.	Business.

Our Company

We provide electronic payment and invoice solutions to corporations, financial institutions and banks around the world. Bottomline’s solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice approval, collections, cash management, risk mitigation, reporting and document archive. We offer software designed to run on-site at the customer’s location as well as hosted solutions. Historically, our software has been sold predominantly on a perpetual license basis. Today, however, we are transitioning our model and a large part of our focus is on selling subscription and transaction-based product offerings.

Our offerings include products and services that automate the Purchase-to-Pay process for corporations allowing them to achieve better control and efficiency with the documents, transactions and payments involved. We also provide a service that receives, manages and controls legal invoices and the related spend management for insurance companies and other large consumers of outside legal services. In addition to these, we offer banks software and services that they use to provide cash management services to their corporate customers.

Our solutions complement and leverage our customers’ existing information systems, accounting applications and banking relationships. As a result, our solutions can be deployed quickly and efficiently. To help our customers receive the maximum value from our products and meet their own particular needs, we also provide professional services for installation, training, consulting and product enhancement. Additionally, we offer our customers a broad range of equipment and supplies products that complement our software products.

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

Our Strategy

Our objective is to be the leading global provider of business payment and invoice management software solutions and services. Key elements of our strategy include the following:

•	Continuing to add customers and functionality to our growing Legal eXchange network and looking for opportunities to leverage the technology by expanding into new spend management verticals;

•	Leveraging recent increased investment in electronic banking products, as well as our current customer references to win new customers and increase our market share in the electronic banking market;

•	Leveraging our software functionality and product suite to offer a solution addressing the full Purchase-to-Pay cycle;

•	Increasing our deployment of hosted solutions, as well as subscription and transaction based pricing, in order to increase our recurring revenue contribution;

•	Continuing to expand our presence outside of North America and the United Kingdom by leveraging our experience with changing global payment standards;

•	Broadening our relationships with our existing customer base by selling existing applications, as well as new product offerings; and

•	Pursuing strategic acquisitions that expand our geographical footprint or complement our product functionality.

Our Products and Services

Purchase-to-Pay

Our comprehensive Purchase-to-Pay offerings allow businesses to automate the almost entirely paper-based processes central to purchasing requisition and invoice management, as well as to facilitate the ultimate payment. Traditionally only available to customers under a software license model, we have recently adopted a subscription and transaction-based pricing model for our Purchase-to-Pay offerings.

We offer a modular solution, that streamlines purchasing and invoice management through a combination of integrated invoice data capture services and highly configurable software. This solution is a flexible and cost-effective alternative to inefficient paper-based invoice management processes. The inclusion of services for invoice receipt and line-item data capture enables businesses to transform paper invoices into clean, electronic data files that can be fed directly into Bottomline’s system, an installed ERP or other host financial system within 24 hours, along with invoices received in electronic format.

The payments automation capabilities inherent in our WebSeries® and PayBase® solutions can produce a wide variety of domestic and international payment instructions along with consolidated bank reporting of cash activity, including ACH, EDI, Fedwire transfer, BACSTEL-IP, as well as SWIFT messaging and paper checks in most currencies. Through our payments automation capabilities, customers can reduce administrative expenses, and strengthen compliance and anti-fraud controls. Users are able to gather and access data via the Internet on payment and bank account information, including account totals and detailed transaction data, providing improved workflow, financial reporting and bank communications.

To help augment the financial document composition and delivery components of the Purchase-to-Pay cycle, we offer Create!form, a document process automation suite. Our Create!form products offer advanced design, output formatting and delivery capabilities that enable customers to replace paper-based forms (such as invoices, purchase orders and shipping notices) with more efficient and cost-effective electronic documents. With the capabilities of this product suite, users can centrally manage, distribute and archive important documents and then distribute them via email, print, fax or the Web.

Spend Management

Our hosted spend management solution, Legal eXchange, integrates with claims management and time and billing systems to automate legal invoice management processes and provide insight into all areas of a company’s outside legal spend. Legal eXchange’s combination of automated invoice routing and a sophisticated rules engine allows corporate legal and insurance claims departments to create more efficient processes for managing invoices generated by outside law firms, while offering access to important legal spend factors including budgeting, expense monitoring and outside counsel performance. Our Legal eXchange product capability and customer base was significantly enhanced during 2006 with our acquisition of Visibillity, Inc. in December of 2005 and our acquisition of a patent related to certain of the Legal eXchange intellectual property in January of 2006.

Electronic Banking

Our WebSeries Electronic Banking Platform allows banks and financial institutions to deploy Internet-based cash management services for their corporate clients. Based on patented technology and complementing existing systems, our banking platform enables users to leverage a single Web-based interface for the origination and processing of all types of inbound and outbound domestic and international payments. The software architecture of our banking platform allows banks and financial institutions to configure highly specialized solution sets for Enterprise Cash Management, Wholesale Banking and Retail Branch Payments using modules for ACH, International Payments, Check Management, Information Reporting, Unattended Payment and File Transmission, and Distributed Document Printing.

Professional Services

Our teams of service professionals draw on extensive experience to provide consulting, project implementation and training services to our clients. By easing the implementation of our products, these services help our customers accelerate the time to value. By improving the overall customer experience, these services help us retain customers and drive future revenue generating arrangements from existing customers.

Equipment and Supplies

We offer consumable products for laser check printing, including magnetic ink character recognition toner and blank-paper check stock. We also provide printers and printer-related equipment, primarily through arrangements with our hardware vendors, to complement our software product offerings.

Our Customers

We support more than 9,000 customers, including 3,000 that access our payment and invoice automation capabilities through convenient subscription and transaction-based services. Our customers are in industries such as financial services, insurance, health care, technology, communications, education, media, manufacturing and government. We provide our products and services to approximately 60 of the Fortune 100 companies and 90 of the FTSE (Financial Times) 100 companies. Our customers include leading organizations such as Bank of America, British Airways, Cisco Systems, Citibank, GMAC, British Petroleum, National City Corporation, UMB Bank, American International Group, Liberty Mutual, and Safeco Insurance.

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

Our invoice management and payments automation products compete primarily with companies that provide a diverse array of Accounts Payable automation and workflow capabilities, such as Xign, BasWare and 170 Systems; companies that provide solutions to create, publish, manage and archive electronic documents, such as Adobe, Optio Software and Xerox and companies that offer electronic payment and laser check printing software and services, such as Payformance, MHC Associates, and ACOM Solutions in the US and Microgen, Albany Software Ltd., Access Europe and Eiger Systems Limited in the UK. To a lesser extent, we compete with providers of enterprise resource planning solutions and providers of traditional payment products, including check stock and check printing software and services. In addition, some financial institutions compete with us as outsourced check printing and electronic payment services for their customers.

For Electronic Banking, we primarily compete with companies such as S1 Corporation and Digital Insight that offer a wide range of financial services including electronic banking applications. We also encounter competition to a lesser degree from Metavante, SunGard, Fundtech and Transaction Systems Architects, as well as companies that provide traditional treasury workstation solutions.

With our Legal eXchange solution, we compete with a number of companies, including DataCert, CT TyMetrix, LexisNexis Examen and Allegient Systems.

Although we believe that we compete favorably in each of the markets in which we participate, the markets for our products and services are intensely competitive and characterized by rapid technological change and a number of factors could adversely affect our ability to compete in the future, including those discussed in “Item 1A, Risk Factors”.

Our Operating Segments

We organize our business by segments in order to maximize market opportunities. Our operating segments are organized principally by the type of products or services offered. As of July 1, 2005, we consolidated the structure of our internal operating segments and aggregated similar operating segments into two reportable segments, Licensed Technology and Outsourced Solutions. The change in segment composition on July 1, 2005 resulted in the consolidation of our Licensed Technology and Tailored Solutions segments into a single segment, Licensed Technology, and that change is reflected for all financial periods presented. A brief overview of our reportable operating segments follows:

Licensed Technology. Our Licensed Technology segment includes licensed software products that provide a range of financial process solutions including making and collecting payments and generating and storing business documents. With the consolidation of the Tailored Solutions segment, the Licensed Technology segment also includes solutions specifically designed for banking and financial institution customers, which typically involve longer implementation periods and generally require a significant level of professional services. Due to the customized nature of our banking and financial institution products, revenue is normally recognized on a percentage of completion basis. The Licensed Technology segment also includes an array of standard professional services and equipment and supplies that complement and enhance our core product offerings.

Outsourced Solutions. Our Outsourced Solutions segment provides customers with outsourced or hosted solution offerings that facilitate payment processing and the receipt, review and approval of invoices. Also included within our Outsourced Solutions segment is our fully outsourced invoice data capture service, which is a component of our Purchase-to-Pay offering. Revenue for this segment is generally recognized on a per transaction basis or proportionately over the estimated life of the customer relationship.

Each of our operating segments has a dedicated sales force and, periodically, a sales person in one operating segment will sell products or services that are typically sold within a different operating segment. In such cases, the transaction can be recorded by the operating segment to which the sales person is assigned. Accordingly, segment results can include the results of transactions that have been allocated to a specific segment based on the contributing sales resource, rather than the nature of the product or service. Conversely, a transaction can be recorded by the operating segment primarily responsible for delivery to the customer, even if the sales person is assigned to a different operating segment. Such decisions are made by our chief operating decision makers.

Our chief operating decision makers assess segment performance based on segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis, and excludes acquisition-related expenses such as amortization of intangible assets, charges related to acquired in-process research and development or acquisition related technology write-offs and stock compensation expense. There are no inter-

segment sales; accordingly the measure of segment revenue and profit or loss reflects only revenues from our external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

The following represents a summary of our reportable segments for the years ended June 30, 2004, 2005 and 2006.

	Fiscal Year Ended June 30
	2004	2005	2006
	(in thousands)
Revenues:
Licensed Technology	$68,033	$80,349	$75,694
Outsourced Solutions	14,099	16,156	25,971

Total revenues	$82,132	$96,505	$101,665

Segment measure of profit (loss):
Licensed Technology	$3,262	$6,930	$3,294
Outsourced Solutions	(639)	2,102	3,944

Total measure of segment profit	$2,623	$9,032	$7,238

A reconciliation of the measure of segment profit to our GAAP income (loss) for 2004, 2005 and 2006, before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30
	2004	2005	2006
	(in thousands)
Segment measure of profit	$2,623	$9,032	$7,238
Less:
Amortization of intangible assets	(4,277)	(3,217)	(4,491)
Stock compensation expense	(41)	(14)	(6,984)
Acquisition related technology write-offs	—	—	(189)
In-process research and development	(842)	—	—
Other income, net	288	444	3,252

Income (loss) before provision for income taxes	$(2,249)	$6,245	$(1,174)

Financial Information About Geographic Areas

Revenues, based on the point of sales, not the location of the customer, are as follows:

	Fiscal Year Ended June 30,
	2004		2005		2006
	(in thousands)
United States	$45,942	55.9%	$46,527	48.2%	$54,331	53.5%
United Kingdom	34,883	42.5%	48,300	50.1%	45,471	44.7%
Australia	1,307	1.6%	1,678	1.7%	1,863	1.8%

Total	$82,132	100.0%	$96,505	100.0%	$101,665	100.0%

Long-lived assets, which are based on geographical designation, were as follows:

	Fiscal Year Ended June 30
	2005	2006
	(in thousands)
Long-lived assets:
United States	$4,173	$4,169
United Kingdom	3,675	3,970
Australia	133	214

Total long-lived assets	$7,981	$8,353

A significant percentage of our revenues have been generated by our international operations, and our future growth rates and success are in part dependent on continued growth and success in international markets. As is the case with most international operations, the success and profitability of these operations is subject to numerous risks and uncertainties including exchange rate fluctuations that are not hedged currently. A number of other factors could also have a negative effect on our business and results from operations outside the US, including different regulatory and industry standards and certification requirements; reduced protection for intellectual property rights in some countries; import or export licensing requirements; the complexities of foreign tax jurisdictions; and difficulties and costs of staffing and managing our foreign operations.

Sales and Marketing

As of June 30, 2006, we employed 123 sales and marketing employees worldwide, of whom 59 were focused on the Americas markets, 61 were focused on European markets and 3 were focused on Asia Pacific markets. We market and sell our products directly through our sales forces and indirectly through a variety of channel partners and reseller relationships. We market and sell our products domestically and internationally with a focus on the UK and, to a lesser degree, Australia. We also maintain an inside sales group, which provides a lower-cost channel into maintaining existing customers and expanding our customer base.

Product Development and Engineering

Our product development and engineering organization included 79 employees as of June 30, 2006. We have three primary development groups: software engineering, quality assurance and technical writing. We spent $9.3 million, $9.4 million, and $12.4 million on product development and engineering costs in fiscal years 2004, 2005 and 2006. With respect to our 2006 expenditures, the $12.4 million is inclusive of the impact of stock compensation expense based on accounting rules that we adopted on July 1, 2005.

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

Backlog

At the end of fiscal year 2006, our backlog was $43.5 million, including deferred revenues of $21.1 million. At the end of fiscal year 2005, our backlog was $45.1 million, including deferred revenues of $22.2 million. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that backlog at any point in time will translate into revenue in any specific subsequent period.

Proprietary Rights

We rely upon a combination of patents, copyrights, trademarks and trade-secret laws to establish and maintain proprietary rights in our technology and products. We had 31 active patent applications relating to our products as of June 30, 2006. We have been awarded six patents and expect to receive others. The earliest year of expiration for our awarded patents is 2015. We intend to continue to file patent applications as we develop new technologies.

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

Employees

As of June 30, 2006, we had 481 full-time employees, 123 of whom were in sales and marketing, 197 of whom were in customer support, 79 of whom were in development and 82 of whom were in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that employee relationships are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and managerial personnel in a highly competitive market.

Item 1A.	Risk Factors.

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

Our common stock has experienced and may continue to undergo extreme market price and volume fluctuations

Stock markets in general, and The NASDAQ Global Market in particular, have experienced extreme price and volume fluctuations, particularly in recent years. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced and may continue to undergo extreme fluctuations due to a variety of factors, including:

•	changes in or our failure to meet analysts’ or investors’ estimates or expectations;

•	general and industry-specific business, economic and market conditions;

•	actual or anticipated fluctuations in operating results, including those arising as a result of any impairment of goodwill or other intangible assets related to past or future acquisitions;

•	the impact on operating results of the significant expense associated with share based payments (stock compensation expense) under SFAS 123R, the provisions of which we adopted on July 1, 2005;

•	public announcements concerning us, including announcements of litigation, our competitors or our industry;

•	introductions of new products or services or announcements of significant contracts by us or our competitors;

•	acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	adverse developments in patent or other proprietary rights; and

•	announcements of technological innovations by our competitors.

Our future financial results will be impacted by our success in moving components of our business to a subscription-based revenue model

A substantial portion of our historic revenues and profitability are generated from software license revenues. We are currently transforming some, and may in the future transform other, portions of our business to a subscription-based revenue model which we believe has certain advantages over a perpetual license model, including better predictability of revenue. Our recent acquisitions of Visibillity and Tranmit are aligned toward, and will be operated principally under, a subscription-based revenue model. Over time, we expect that more of our licensed software products that were historically sold only on a perpetual license basis will be offered for sale on a subscription basis.

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

Integration of acquisitions could interrupt our business and our financial condition could be harmed

We have made several recent acquisitions of companies, including our acquisition of HMSL during fiscal 2005 and our acquisitions of Visibillity and Tranmit during fiscal 2006. We may in the future continue to acquire, or make investments in, other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At June 30, 2006, the carrying value of our goodwill and our other intangible assets was $41.2 million and $19.9 million, respectively. While we reviewed our goodwill and intangible assets during our fourth quarter of fiscal year 2006 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years we have experienced slowing growth rates with certain of our licensed software products, and in 2006 we experienced a decrease in software license revenues as a result of the BACSTEL-IP initiative having ended in the UK. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

Quarterly or annual operating results that are below the expectations of public market analysts could adversely affect the market price of our common stock. Factors that could cause fluctuations in our operating results include the following:

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our service, maintenance, and equipment and supplies revenue streams. In recent fiscal years we experienced a decrease in our software license fees, particularly in the US, and during 2006 we experienced a decrease in software license revenues as the BACSTEL-IP initiative in the UK had ended. If software license fees continue to decline, or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly affected.

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations, and our future growth rates and success are in part dependent on our continued growth and success in international markets. We currently have operations in the US, UK and Australia. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

•	continued market acceptance of our payment management offerings as part of our overall purchase to pay solution;

•	prospective customers’ dependence upon enterprises seeking to enhance their payment functions to integrate electronic payment capabilities;

•	our ability to introduce enhancements to meet the market’s evolving needs for secure payments and cash management solutions; and

•	continued acceptance of desktop and enterprise software, and laser check printing solutions.

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

We face significant competition in our targeted markets, including competition from companies with significantly greater resources

In recent years we have encountered increasing competition in our targeted markets. We compete with a wide range of companies, ranging from small start-up enterprises with limited resources, which compete principally on the basis of technology features or specific customer relationships, to large companies, which can leverage significant customer bases and financial resources. Given the size and nature of the markets we target, the implementation of our growth strategy and our success in competing for market share is dependent on our ability to grow our sales and marketing capabilities and maintain an appropriate level of financial resources.

An increasing number of large and more complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, generally delay the timing of our revenue recognition and in the short-term may adversely affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These large and complex customer contracts generally require significant implementation work, product customization and modification resulting in the recognition of revenue over the period of project completion, which normally spans several quarters. Additionally, a growing number of our products and services are sold on a hosted basis, which can involve contractually defined service periods. In such cases, revenue is typically recorded over the expected life of the customer relationship period, rather than at the outset of the arrangement, thus lengthening the period of revenue recognition. Delays in revenue recognition on these contracts could affect our operating results, financial condition and the market price of our common stock.

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

Our success depends on our ability to develop new and enhanced products, services and strategic partner relationships

The markets in which we compete are subject to rapid technological change and our success is dependent on our ability to develop new and enhanced products, services and strategic partner relationships that meet evolving market needs. Trends that could have a critical impact on us include:

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

There can be no assurance that technological advances will not cause our technology to become obsolete or uneconomical. If we are unable to develop and introduce new products, or enhancements to existing products, in a timely and successful manner, our business, operating results and financial condition could be materially adversely affected. Similarly, if our new products did not receive general marketplace acceptance, or if the sales cycle of any of our new products significantly delayed the timing of revenue recognition, our results could be negatively affected.

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

Any unanticipated performance problems or bugs in our product offerings could have a material adverse effect on our future financial results

If the products that we offer and continue to introduce do not sustain marketplace acceptance, our future financial results will be adversely affected. Since many of our software solutions are still in early stages of adoption and since most of our software products are continually being enhanced or further developed in response to general marketplace demands, any unanticipated performance problems or bugs that we have not been able to detect could result in additional development costs, diversion of technical and other resources from our other development efforts, negative publicity regarding us and our products, harm to our customer relationships and exposure to potential liability claims. In addition, if our products do not enjoy wide commercial success, our long-term business strategy will be adversely affected, which could have a material adverse effect on our business, operating results and financial condition.

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

We could be adversely affected if we are unable to protect our proprietary technology and could be subject to litigation regarding our intellectual property rights, causing serious harm to our business

We rely upon a combination of patent, copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. However, we cannot assure you that our patents, pending applications for patents that may issue in the future, or other intellectual property will be of sufficient scope and strength to provide meaningful protection to our technology or any commercial advantage to us, or that the patents will not be challenged, invalidated or circumvented. We enter into agreements with our employees and customers that seek to limit and protect the distribution of proprietary information. Despite our efforts to safeguard and maintain our proprietary rights, there can be no assurance that such rights will remain protected or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

We engage off-shore development resources which may not be successful and which may put our intellectual property at risk

In order to optimize our research and development capabilities and to meet development timeframes, we contract with off-shore third party vendors in India and elsewhere for certain development activities. While our experience to date with these activities has been positive, there are a number of risks associated with off-shore development activities that include but are not limited to the following:

•	less efficient and less accurate communication and information flow as a consequence of time, distance and language barriers between our primary development organization and the off-shore resources, resulting in delays or deficiencies in development efforts;

•	disruption due to political or military conflicts around the world;

•	misappropriation of intellectual property from departing personnel, which we may not readily detect;

•	currency exchange rate fluctuations that could adversely impact the cost advantages intended from these agreements.

To the extent that these or unforeseen risks occur, our operating results and financial condition could be adversely impacted.

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

Item 1B.	Unresolved Staff Comments.

There are no material unresolved written comments from the staff of the SEC regarding our periodic or current reports received not less than 180 days before the end of our fiscal year to which this Form 10-K relates.

Item 2.	Properties.

We currently lease approximately 65,000 square feet of office space at our corporate headquarters in Portsmouth, New Hampshire under a lease that expires in 2012. We also occupy approximately 24,000 square feet of leased domestic offices in Great Neck, New York and Chicago, Illinois.

We own approximately 16,000 square feet of office space in Reading, England and lease approximately 21,000 square feet of office space in Andover and Hertford, England and Melbourne, Australia.

Our Portsmouth, New Hampshire and Reading, England properties are used by personnel associated with both our Licensed Technology and Outsourced Solutions segments. Our Great Neck, New York and Melbourne, Australia properties are used by personnel associated with our Licensed Technology segment. Our Chicago, Illinois and Andover and Hertford, England properties are used by personnel associated with our Outsourced Solutions segment.

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

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2006.

Executive Officers and Other Key Employees of the Registrant

Our executive officers and other key employees and their respective ages as of August 31, 2006, are as follows:

Name	Age	Positions
Joseph L. Mullen	54	Chief Executive Officer and Director
Robert A. Eberle	45	President, Chief Operating Officer and Director
Peter S. Fortune	47	Chief Marketing Officer and President of Bottomline Europe
Kevin M. Donovan	36	Chief Financial Officer and Treasurer
Paul J. Fannon	38	Managing Director, Transaction Services Europe
Richard A. Bell	41	Vice President and General Manager, Financial Process Solutions North America
Thomas D. Gaillard	43	Vice President and General Manager, Transaction Services North America
Craig A. Jones	49	Vice President and General Manager, Financial Process Solutions North America
Michael J. Kosek	46	Vice President and General Manager, Financial Process Solutions North America
Chris W. Peck	41	Managing Director, Group Sales Europe
Nigel K. Savory	39	Managing Director, Europe

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

Peter S. Fortune has served as Chief Marketing Officer since November 2005, and as President of Bottomline Europe since we acquired the predecessor company in August 2000. From May 1993 to August 2000, Mr. Fortune served as Executive Director of Checkpoint Security Services Limited, an electronic payment software company in the UK and from March 1999 to August 2000, Mr. Fortune served as Chief Executive Officer of Checkpoint Holdings.

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

Richard A. Bell has served as Vice President and General Manager, Financial Process Solutions North America since September 2005 and Vice President of Create!form, acquired by the Company in September 2003, since January 2001. Prior to joining the Company, Mr. Bell served as President and Co-Founder of Resolutions, an electronic forms software company.

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

Craig A. Jones has served as Vice President and General Manager, Financial Process Solutions North America since July 2003. From July 2002 to June 2003, Mr. Jones served as Vice President of Product Management. From September 1999 to July 2002, Mr. Jones served as Vice President of Marketing.

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

Nigel K. Savory has served as Managing Director, Europe since December 2003. From December 2001 through December 2003, Mr. Savory served as the Managing Director Transaction Services Europe. From August 2000, the date we acquired the predecessor company, through December 2001, Mr. Savory served as the European Business Development Director of Bottomline Europe. From January 1998 through August 2000, Mr. Savory served as the European Business Development Director of Checkpoint Security Services Limited.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Global Market under the symbol EPAY. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ Global Market (previously the NASDAQ National Market).

Period	High	Low
Fiscal 2005
First quarter	$10.61	$7.50
Second quarter	$17.35	$8.90
Third quarter	$16.23	$10.63
Fourth quarter	$16.02	$11.31
Fiscal 2006
First quarter	$18.62	$14.57
Second quarter	$15.67	$10.01
Third quarter	$13.75	$10.33
Fourth quarter	$14.00	$8.05

As of August 31, 2006, there were approximately 205 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on August 31, 2006 was $10.09. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

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

The following table provides information about purchases by us of our common stock during the quarter ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
April 1, 2006 — April 30, 2006	—	—	—	$1,600,000
May 1, 2006 — May 31, 2006	—	—	—	$1,600,000
June 1, 2006 — June 30, 2006	7,500	$8.20	7,500	$9,900,000

Total	7,500	$8.20	7,500	$9,900,000

(1)	In July 2002, our board of directors announced that it had authorized a repurchase program for the repurchase of up to $3.0 million of our common stock. At June 30, 2006, we had repurchased 242,650 shares at an average repurchase price of $5.79 per share. The approximate remaining dollar value of shares available for repurchase under this program is $1.6 million. During the year ended June 30, 2006, we did not repurchase any shares under this program and this repurchase program was closed by our board of directors in June, 2006.

In June 2006, our board of directors announced that it had authorized a repurchase program for the repurchase of up to $10.0 million of our common stock. At June 30, 2006, we had repurchased 7,500 shares at an average repurchase price of $8.20 per share. The approximate remaining dollar value of shares available for repurchase under this program is $9.9 million.

Item 6.	Selected Financial Data.

You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results shown herein are not necessarily indicative of the results to be expected for any future periods.

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Software licenses	$16,023	$13,021	$14,366	$18,789	$12,236
Service and maintenance	38,169	40,865	51,364	62,233	74,801
Equipment and supplies	19,794	17,379	16,402	15,483	14,628

Total revenues	73,986	71,265	82,132	96,505	101,665
Cost of revenues:
Software licenses	1,455	1,936	1,678	2,295	1,419
Service and maintenance	19,125	21,056	22,363	26,656	32,250
Stock compensation expense	—	—	—	—	474
Equipment and supplies	14,457	13,615	13,312	11,980	11,639

Total cost of revenues	35,037	36,607	37,353	40,931	45,782

Gross profit	38,949	34,658	44,779	55,574	55,883
Operating expenses:
Sales and marketing	19,504	18,372	21,062	24,323	23,023
Stock compensation expense	—	—	—	—	2,489
Product development and engineering:
Product development and engineering	13,176	10,138	9,264	9,419	11,576
In-process research and development	—	—	842	—	—
Stock compensation expense	411	71	41	14	841
General and administrative	11,016	11,088	11,830	12,800	14,709
Stock compensation expense	—	—	—	—	3,180
Amortization of intangible assets	33,634	8,830	4,277	3,217	4,491

Total operating expenses	77,741	48,499	47,316	49,773	60,309

Income (loss) from operations	(38,792)	(13,841)	(2,537)	5,801	(4,426)
Other income (expense), net	63	(189)	288	444	3,252

Income (loss) before provision for income taxes and cumulative effect of accounting change	(38,729)	(14,030)	(2,249)	6,245	(1,174)
Provision for income taxes	60	60	169	357	660

	Fiscal Year Ended June 30,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Income (loss) before cumulative effect of accounting change	(38,789)	(14,090)	(2,418)	5,888	(1,834)
Cumulative effect of accounting change	—	(13,764)	—	—	—

Net income (loss)	$(38,789)	$(27,854)	$(2,418)	$5,888	$(1,834)

Basic income (loss) per common share before cumulative effect of accounting change	$(2.63)	$(0.90)	$(0.15)	$0.33	$(0.08)
Diluted income (loss) per common share before cumulative effect of accounting change	$(2.63)	$(0.90)	$(0.15)	$0.31	$(0.08)
Cumulative effect of accounting change	—	(0.88)	—	—	—

Basic net income (loss) per common share	$(2.63)	$(1.78)	$(0.15)	$0.33	$(0.08)

Diluted net income (loss) per common share	$(2.63)	$(1.78)	$(0.15)	$0.31	$(0.08)

Shares used in computing basic income (loss) per share	14,725	15,667	16,514	18,030	22,838

Shares used in computing diluted income (loss) per share	14,725	15,667	16,514	19,119	22,838

Non-GAAP presentation:
Income (loss) before provision for income taxes and cumulative effect of accounting change	$(38,729)	$(14,030)	$(2,249)	$6,245	$(1,174)
Amortization of intangible assets	33,634	8,830	4,277	3,217	4,491
Stock compensation expense	411	71	41	14	6,984
Acquisition-related technology write-offs	—	—	—	—	189
In-process research and development	—	—	842	—	—
Provision for income taxes	(60)	(60)	(169)	(357)	(660)

Non-GAAP net income (loss)	$(4,744)	$(5,189)	$2,742	$9,119	$9,830

The non-GAAP presentation above consists of a reconciliation of our net income or loss before the cumulative effect of accounting changes and income taxes to a measure of non-GAAP net income or loss. We present this supplemental information in the form of non-GAAP financial measures, which excludes certain non-cash items—specifically in-process research and development charges, acquisition related technology write-offs, amortization of intangible assets and stock compensation expense. We believe that this supplemental, non-GAAP presentation is useful to investors because it allows for an evaluation of Bottomline with a focus on the performance of its core operations. Our executive management team, including our chief operating decision makers, use this same non-GAAP measure internally to assess the on-going performance of Bottomline.

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

	Fiscal Year Ended June 30,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,931	$25,802	$20,724	$20,789	$38,752
Marketable securities	—	—	4,291	15,127	41,745
Working capital	20,700	17,564	17,991	27,552	71,874
Total assets	98,710	74,535	91,243	110,441	175,834
Long-term debt	253	—	—	—	—
Total stockholders’ equity	72,631	47,695	59,253	72,793	136,608

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

Overview

We provide software products and services for business payments and invoice management. Our solutions enable organizations to automate, manage, standardize and control transaction based processes across the enterprise, particularly those that involve making payments, sending and receiving invoices, receiving payments, generating business documents and conducting electronic banking. We offer software designed to run on-site at the customer’s location as well as hosted solutions. Historically, our software has been sold predominantly on a perpetual license basis. We expect that a large part of our focus going forward will be on selling subscription and transaction based product offerings.

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

During fiscal 2006, our revenue increased to $101.7 million from $96.5 million in 2005. This increase was primarily attributable to growth in our subscription and transaction revenues, driven by the contribution of revenue from HMSL, a company we acquired in April 2005, increases in revenue from our Legal eXchange product in North America complemented by the revenue contribution from Visibillity which we acquired in December 2005, and the contribution of revenue from Tranmit which we acquired in January 2006. The increase in revenue was offset in part by a decrease in BACSTEL-IP software license revenues in the UK, as the technology adoption date of December 2005 passed. During fiscal 2006, we derived approximately 47% of our revenue through our international operations, the majority of which was attributable to our Bottomline Europe subsidiary. We expect future revenue growth to be driven from increased purchases by both new and existing financial institution customers in both North America and international markets, the continued market adoption of our Legal eXchange product in the US, the contribution of a full year of revenue from our recent acquisitions and the contribution of revenue from our subscription and transaction based products.

We incurred a net loss of $1.8 million in the fiscal year ended June 30, 2006 compared to net income of $5.9 million in fiscal year 2005. For the fiscal year ended June 30, 2006, our operating results were significantly impacted, in the form of additional expense, by the adoption of SFAS 123R, “Share Based Payment”. As a result of our adoption of SFAS 123R, the fair value of all stock-based compensation is now recorded as expense in our financial statements, rather than as a footnote disclosure. Accordingly, we recorded approximately $7.0 million in stock compensation expense for the fiscal year ended June 30, 2006. Additionally, the decrease in software license revenues for the fiscal year ended June 30, 2006 compared to fiscal year 2005 significantly impacted our operating results in the form of reduced gross profit.

Revenue Sources

Our revenues are derived from multiple sources, and are reported under the following classifications:

•	Software License Fees. Software license revenues, which we derive from our software applications, are generally based on the number of software applications and user licenses purchased. Fees from the sale of software licenses are generally recognized upon delivery of the software to the customer. However, certain of our software arrangements, particularly those related to banking and financial institution customers, are recognized on a percentage of completion basis over the life of the project because they require significant customization and modification and involve extended implementation periods.

•	Service and Maintenance Fees. Our service and maintenance revenues consist of subscription and transaction fees, professional services fees and customer support and maintenance fees. Transaction revenues relating to our Legal eXchange product and our other transactional-based product offerings are typically recognized at the time transactions are processed. Subscription revenues are typically recognized on a ratable basis over the subscription period. Revenues relating to professional services not associated with customized software solutions are normally recognized at the time services are rendered. Professional services revenues associated with software license arrangements that include significant customization and modification are generally recognized on a percentage of completion basis over the life of the project. Software maintenance fees which are established as a percentage (typically 15%-20%) of the list price for the software license are recognized as revenue ratably over the maintenance period. Certain of our offerings, particularly our outsourced and transactional service offerings, often require customers to pay a non-refundable set up or installation fee. In such cases, since the up-front payment does not reflect a separate earnings process by Bottomline, these fees are deferred and are recognized as revenue over the estimated life of the customer relationship, which is generally four years. Going forward, we expect that a large part of our focus will be on growing the revenue contribution from our subscription and transaction based product offerings, which are currently reported as a component of service and maintenance revenues.

•	Equipment and Supplies Revenues. We derive equipment and supplies revenues from the sale of printers, check paper and magnetic ink character recognition toners. These revenues are normally recognized at the time of delivery. Equipment and supplies revenue also includes postage and shipping related charges billed to customers.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in our consolidated financial statements.

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. These critical accounting policies and estimates relate to stock-based compensation, revenue recognition and goodwill and intangible assets. These critical policies, and our procedures related to these policies, are discussed below. In addition, refer to Note 2 to the accompanying consolidated financial statements for a discussion of all of our significant accounting policies.

Share Based Payments

Effective July 1, 2005, we adopted accounting rules (SFAS 123R, “Share-Based Payment”) requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the fiscal year ended June 30, 2006, we recorded approximately $7.0 million of expense associated with share-based payments, with the majority of this expense, approximately $5.5 million, attributable to employee stock options.

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. For purposes of calculating an estimated expected term, we reviewed our historic option activity, considered the underlying option holding period (including the holding period inherent in currently vested but unexercised options) and, for stock options granted during 2006, estimated an expected term of 4.9—5.1 years. In estimating our stock price volatility, we analyzed our historical volatility for a period equal to the expected term of our stock option awards, and, by reference to actual stock prices during this period, calculated an estimated volatility for options granted during 2006 ranging from 59% to 87%. We believe that each of these estimates, both expected term and volatility, is reasonable in light of the historic data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

The specific valuation assumptions noted above were applied to stock options that were granted subsequent to our adoption of SFAS 123R, however a significant amount of the stock option expense recorded during fiscal year 2006 relates to the continued vesting of stock options that were granted prior to July 1, 2005. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in Note 9 to the accompanying consolidated financial statements.

Upon our adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur and record compensation cost only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to July 1, 2005. Accordingly, we performed a historical analysis of option awards that were forfeited (such as by employee separation) prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. Our annual forfeiture estimate was calculated at 3.6%. From a sensitivity perspective, had we estimated our forfeiture rate at 0%, stock compensation expense for 2006 would have increased by $871,000.

Revenue Recognition

We derive our revenues from the sale of both perpetual and subscription based software licenses, transactional based outsourced offerings, professional services, software maintenance and equipment and supplies. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is probable. We consider a non-cancelable fully executed agreement or customer purchase order to be persuasive evidence of an arrangement. We consider delivery to have occurred upon transfer of product title to the customer, or completion of services rendered. We consider the fee to be fixed or determinable if the fee is not subject to adjustment, or if we have not granted extended payment terms to the customer. Excluding our long-term contract arrangements for which revenue is recorded on a percentage of completion basis, our normal customer payment terms do not exceed 90 days. We consider collection to be probable if our internal credit analysis indicates that the customer will be able to pay amounts as they become due under the arrangement.

Our sales arrangements can contain multiple revenue elements, such as perpetual or subscription based software licenses, transaction fees, professional services, and software maintenance. Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements. Revenue allocated to the software element is based on the “residual” method, under which revenue equal to the fair value of professional services and software support is allocated to those items and recognized as revenue as those items are delivered. Any “residual” or remaining portion of the total arrangement fee is then allocated to the software license. Revenue is recognized for each element when each of the aforementioned revenue recognition criteria have been met.

Certain of our software arrangements require significant customization and modification and involve extended implementation periods. These arrangements do not qualify for separate element revenue recognition treatment as described above, and instead must be accounted for under contract accounting. Under contract accounting, companies must select from two generally accepted methods of accounting: the completed contract method and the percentage of completion method. The completed contract method recognizes revenue only upon contract completion, and all project costs and revenues are reported as deferred items in the balance sheet until that time. The percentage of completion method recognizes revenue and costs on a contract as the work progresses.

We have historically used the percentage of completion method of accounting for our long-term and custom contracts, since we believe that we can make reasonably reliable estimates of progress toward completion. Progress is measured based on labor hours, as measured at the end of each reporting period, as a percentage of total expected labor hours. Accordingly, the revenue we record in any reporting period for arrangements accounted for on a percentage of completion basis is dependent upon our estimates of the remaining labor hours that will be incurred in fulfilling our contractual obligations. Our estimates at the end of any reporting period could prove to be materially different from final project results, as determined only at subsequent stages of project completion. To mitigate this risk, we solicit the input of our project professional staff on a monthly basis, as well as at the end of each reporting period, for purposes of evaluating cumulative labor hours incurred and verifying the estimated remaining effort to completion, so that our estimates are always based on the most current projections available.

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

We were required to calculate the fair value of our reporting units in connection with this impairment review. The principal component of each fair value calculation was the determination of discounted future cash flows, and there were a number of variables that we considered for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process, however our estimates were consistent with our internal planning assumptions. The particularly sensitive components of these estimates included, but were not limited to:

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

Since our adoption of SFAS 142, we have tested our goodwill annually for impairment and for fiscal 2006 we performed this review during our fourth quarter (which is the historic timing of our annual goodwill impairment review). Based on this review, we concluded that there was no goodwill impairment. Our analysis was performed at the “reporting unit” level. Our analysis of goodwill impairment required an estimate of the fair value of each reporting unit, which is an inherently subjective process. Based on the results of our impairment review we concluded that none of our reporting units were impaired. However, there can be no assurance that there will not be impairment charges in subsequent periods as a result of future periodic impairment reviews. To the extent that future impairment charges occurred, it would likely have a material impact on our financial results. At June 30, 2006, the carrying value of goodwill for all of our reporting units was approximately $41.2 million.

In addition to our annual goodwill impairment review, we also perform periodic reviews of the carrying value of our other intangible assets. These intangible assets consist primarily of acquired core technology and customer related intangibles such as acquired customer lists and customer contracts. In evaluating potential impairment of these assets, we specifically consider whether any indicators of impairment are present, including:

•	whether there has been a significant decrease in the market price of an asset;

•	whether there has been a significant adverse change in the extent or manner in which an asset is used; and

•	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made, to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At June 30, 2006, the carrying value of our intangible assets, excluding goodwill, was $19.9 million. As a result of our fiscal 2006 impairment review, none of these assets were deemed to be impaired.

Valuation of Acquired Intangible Assets

In connection with our recent acquisitions we recorded several intangible assets relating principally to acquired technology and customer related intangible assets. The valuation process used to calculate the values assigned to these acquired intangible assets is complex and involves significant estimation relative to our financial projections. The principal component of the valuation process is the determination of discounted future cash flows, and there are a number of variables that we considered for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process, and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process normally utilize a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

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

Recent Accounting Pronouncements

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS 123R). Under SFAS 123R, companies are required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition within the financial statements. SFAS 123R became effective for public companies in the first annual reporting period beginning after June 15, 2005. Accordingly, we adopted the provisions of SFAS 123R effective July 1, 2005, the first quarter of our 2006 fiscal year. The adoption of SFAS 123R during fiscal 2006 had a material impact on our consolidated financial statements in the form of additional expense.

Income Tax Uncertainties

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company; both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt the pronouncement effective July 1, 2007. Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. We are currently evaluating the impact of FIN 48 on our financial statements.

Results of Operations

The following table sets forth, for the fiscal years indicated, the percentage relationships that selected items in the Consolidated Statements of Operations bear to total revenues.

	Percentages of Total Revenues
	Fiscal Year Ended June 30,
	2004	2005	2006
Revenues:
Software licenses	17.5%	19.5%	12.0%
Service and maintenance	62.5	64.5	73.6
Equipment and supplies	20.0	16.0	14.4

Total revenues	100.0	100.0	100.0
Cost of revenues:
Software licenses	2.0	2.4	1.4
Service and maintenance	27.3	27.6	31.7
Stock compensation expense	—	—	0.5
Equipment and supplies	16.2	12.4	11.4

Total cost of revenues	45.5	42.4	45.0

Gross profit	54.5	57.6	55.0
Operating expenses:
Sales and marketing	25.7	25.2	22.7
Stock compensation expense	—	—	2.4
Product development and engineering:
Product development and engineering	11.3	9.8	11.4
In-process research and development	1.0	—	—
Stock compensation expense	—	—	0.8
General and administrative	14.4	13.3	14.5
Stock compensation expense	—	—	3.1
Amortization of intangible assets	5.2	3.3	4.5

Total operating expenses	57.6	51.6	59.4

Income (loss) from operations	(3.1)	6.0	(4.4)
Other income, net	0.4	0.5	3.2

Income (loss) before provision for income taxes	(2.7)	6.5	(1.2)
Provision for income taxes	0.2	0.4	0.6

Net income (loss)	(2.9)%	6.1%	(1.8)%

Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005

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

	For the Year Ended June 30,
	(in thousands)
	2005		2006		Increase (Decrease) Between Periods
	Revenues	As % of total	Revenues	As % of total	Revenues	% Change
Licensed Technology	$80,349	83.3	$75,694	74.5	$(4,655)	(5.8)
Outsourced Solutions	16,156	16.7	25,971	25.5	9,815	60.8

	$96,505	100.0	$101,665	100.0	$5,160	5.3

Licensed Technology. The revenue decrease for the fiscal year ended June 30, 2006 was primarily attributable to a decrease in software license revenue as a result of the conclusion of the BACSTEL-IP conversion in the UK and due to a decrease in the foreign currency exchange rate in the UK. The decrease was offset in part by an increase in professional services revenues in the US as a result of the revenue contribution from several large projects with financial institution customers. We expect that revenues will decrease in fiscal 2007 as compared to revenues reported in fiscal 2006, as a result of our on-going transition to subscription and transaction based pricing for our Purchase-to-Pay offerings, offset in part by revenue growth from our banking product offerings.

Outsourced Solutions. The revenue increase for the fiscal year ended June 30, 2006 was primarily due to a full year of revenue contribution from HMSL, which we acquired in April 2005, and increases in revenue from our Legal eXchange product in the US, in part as a result of the revenue contribution from Visibillity which we acquired in December 2005 and the revenue contribution from Tranmit, which we acquired in January 2006. We expect that revenues will increase in fiscal 2007 compared to revenues reported in fiscal 2006.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
			2006 Compared to 2005
	2005	2006
	(in thousands)%
Revenues:
Software licenses	$18,789	$12,236	$(6,553)	(34.9)
Service and maintenance	62,233	74,801	12,568	20.2
Equipment and supplies	15,483	14,628	(855)	(5.5)

Total revenues	$96,505	$101,665	$5,160	5.3

The overall revenue increase in 2006 was due primarily to increases in Legal eXchange revenues and the revenue contribution from our acquisitions in fiscal 2005 and 2006, offset in part by a decrease in software license revenues in the UK as the BACSTEL-IP initiative ended. Revenues, based on the point of sale rather than the location of the customer, were $54.3 million in the US, $45.5 million in the UK and $1.9 million in Australia for the fiscal year ended June 30, 2006. Revenues based on the point of sale for the fiscal year ended June 30, 2005 were $46.5 million in the US, $48.3 million in the UK and $1.7 million in Australia.

Software Licenses. The decrease in software license revenues was due principally to a decrease in software license revenues in the UK as the BACSTEL-IP initiative ended and due to a decrease in the foreign currency exchange rate in the UK. Based on current plans, we anticipate that software license revenues will decline slightly during 2007 as a result of our on-going transition to a subscription and transaction based pricing model.

Service and Maintenance. The increase in service and maintenance revenues occurred primarily as a result of a full year of revenue contribution from HMSL, which we acquired in April 2005, increases in Legal eXchange revenues and the revenue contribution from our acquisitions of Visibillity and Tranmit which were completed during fiscal 2006, offset in part by a decrease in the foreign currency exchange rate in the UK. Based on current plans, we anticipate that service and maintenance revenues will increase in fiscal year 2007.

Equipment and Supplies. The decrease in equipment and supplies revenues was primarily due to decreases in order flow in the UK, due in part to our continued de-emphasis of this revenue stream and by a decrease in the foreign currency exchange rate in the UK, offset in part by several large equipment orders with financial institution customers in the US. We anticipate that equipment and supplies revenues will decline slightly during 2007 as a result of our continued de-emphasis of this revenue stream.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
			2006 Compared to 2005
	2005	2006
	(in thousands)%
Cost of revenues:
Software licenses	$2,295	$1,419	$(876)	(38.2)
Service and maintenance	26,656	32,250	5,594	21.0
Stock compensation expense	—	474	474	—
Equipment and supplies	11,980	11,639	(341)	(2.8)

Total cost of revenues	$40,931	$45,782	$4,851	11.9

Gross profit	$55,574	$55,883	$309	0.6

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 12% of software license revenues in the fiscal years ended June 30, 2006 and 2005. The decrease in software license costs in dollar terms was due to the overall decrease in software license revenues. Based on current product plans, we anticipate that fiscal year 2007 software license costs, as a percentage of software license revenues, will approximate fiscal year 2006 levels.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as expenses associated with third party contractors used to complement our professional services team. Service and maintenance costs (excluding the impact of stock based compensation expense) remained consistent at 43% of service and maintenance revenues in the fiscal years ended June 30, 2006 and 2005. The increase in service and maintenance costs in dollar terms was consistent with the overall increases in service and maintenance revenues and due primarily to higher third party costs associated with BACSTEL-IP product implementations in the UK and increased operating costs associated with our acquisitions of HMSL, Visibillity and Tranmit.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased to 80% of equipment and supplies revenues in the fiscal year ended June 30, 2006 compared to 77% of equipment and supplies revenues in the fiscal year ended June 30, 2005. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to several lower margin equipment transactions in the US and an increase in third party costs in the UK. Based on current product plans, we anticipate that fiscal year 2007 equipment and supplies costs, as a percentage of revenues, will approximate fiscal year 2006 levels.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
			2006 Compared to 2005
	2005	2006
	(in thousands)%
Operating expenses:
Sales and marketing	$24,323	$23,023	$(1,300)	(5.3)
Stock compensation expense	—	2,489	2,489	—
Product development and engineering:
Product development and engineering	9,419	11,576	2,157	22.9
Stock compensation expense	14	841	827	5,907.1
General and administrative	12,800	14,709	1,909	14.9
Stock compensation expense	—	3,180	3,180	—
Amortization of intangible assets	3,217	4,491	1,274	39.6

Total operating expenses	$49,773	$60,309	$10,536	21.2

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. The decrease in sales and marketing expenses was attributable to decreased commissions and other employee compensation costs and a decrease in the foreign currency exchange rate in the UK, offset by increases in expenses associated with the operations of HMSL, Visibillity and Tranmit. We anticipate that sales and marketing expenses will remain relatively consistent, as a percentage of revenues, in fiscal year 2007.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses increased in the US principally as a result of contract employee costs associated with development efforts on certain of our banking products. This increase was offset in part by a decrease in employee related expenses in Australia due to a decrease in headcount. We anticipate that product development and engineering expenses will remain relatively consistent, as a percentage of revenues, in fiscal year 2007.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was attributable to the operations of HMSL, Visibillity and Tranmit, and an increase in employee and contract labor costs in the US and the UK. We anticipate that general and administrative expenses will decrease, as a percentage of revenues, in fiscal year 2007.

Stock Compensation Expense. During the fiscal year ended June 30, 2006, we recorded approximately $7.0 million of expense associated with share-based payments in connection with our July 1, 2005 adoption of SFAS 123R. The expense associated with these awards is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the fiscal year ended June 30, 2006, stock compensation expense was allocated as follows:

In Thousands
Cost of revenues: service and maintenance	$474
Sales and marketing	2,489
Product development and engineering	841
General and administrative	3,180

$6,984

Amortization of Intangible Assets. Amortization expense increased for the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005. The increase in amortization expense was due to the amortization of intangible assets arising from our acquisitions of HMSL, Visibillity, Tranmit and a patent. We anticipate that amortization expense will approximate $5.7 million for fiscal year 2007.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
			2006 Compared to 2005
	2005	2006
	(in thousands)%
Interest income	$591	$3,138	$2,547	431.0
Interest expense	(10)	(15)	(5)	(50.0)
Other income (expense), net	(137)	129	266	194.2

Other income, net	$444	$3,252	$2,808	632.4

Interest Income. The increase in interest income in fiscal 2006 was attributable to an increase in rates of return during the year and, as a result of proceeds raised in our follow-on offering of common stock in July 2005, an increase in our average investment balances throughout the year.

Interest Expense. Interest expense remained minimal in fiscal 2006 as compared to fiscal 2005.

Other Income (Expense), Net. Other income (expense), net consists primarily of foreign currency transaction gains and losses. The change from a net expense in 2005 to income in 2006 was due to the strengthening of the US Dollar versus the British Pound during fiscal 2006.

Provision for Income Taxes

Our provision for income taxes was $660,000 for the fiscal year ended June 30, 2006 compared to $357,000 for the fiscal year ended June 30, 2005. The increase in income tax expense was due principally to an increase in the income tax expense associated with our Australian operations, an increase in deferred income tax expense in the US as a result of an increase in the valuation allowance associated with specific US deferred tax assets and the absence of an income tax benefit that was recorded in fiscal 2005 as a result of an income tax refund received in that year.

Net Loss. The net loss for 2006 was primarily due to a decrease in software license revenues which carry a very high gross margin, the expense impact associated with stock-based compensation as a result of accounting rules that we adopted on July 1, 2005, and an increase in expenses associated with the amortization of intangible assets.

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004

Revenues by Segment

The following table sets forth our revenue by segment, for the years ended June 30, 2004 and 2005.

	For the Year Ended June 30,
	(in thousands)
	2004		2005		Increase (Decrease) Between Periods
	Revenues	As % of total	Revenues	As % of total	Revenues	% Change
Licensed Technology	$68,033	82.8	$80,349	83.3	$12,316	18.1
Outsourced Solutions	14,099	17.2	16,156	16.7	2,057	14.6

	$82,132	100.0	$96,505	100.0	$14,373	17.5

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

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
			2005 Compared to 2004
	2004	2005
	(in thousands)%
Revenues:
Software licenses	$14,366	$18,789	$4,423	30.8
Service and maintenance	51,364	62,233	10,869	21.2
Equipment and supplies	16,402	15,483	(919)	(5.6)

Total revenues	$82,132	$96,505	$14,373	17.5

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

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
			2005 Compared to 2004
	2004	2005
	(in thousands)%
Cost of revenues:
Software licenses	$1,678	$2,295	$617	36.8
Service and maintenance	22,363	26,656	4,293	19.2
Equipment and supplies	13,312	11,980	(1,332)	(10.0)

Total cost of revenues	$37,353	$40,931	$3,578	9.6

Gross profit	$44,779	$55,574	$10,795	24.1

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

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
			2005 Compared to 2004
	2004	2005
	(in thousands)%
Operating expenses:
Sales and marketing	$21,062	$24,323	$3,261	15.5
Product development and engineering:
Product development and engineering	9,264	9,419	155	1.7
In-process research and development	842	—	(842)	(100.0)
Stock compensation expense	41	14	(27)	(65.9)
General and administrative	11,830	12,800	970	8.2
Amortization of intangible assets	4,277	3,217	(1,060)	(24.8)

Total operating expenses	$47,316	$49,773	$2,457	5.2

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

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
			2005 Compared to 2004
	2004	2005
	(in thousands)%
Interest income	$199	$591	$392	196.9
Interest expense	(14)	(10)	4	28.6
Other income (expense), net	103	(137)	(240)	(233.0)

Other income, net	$288	$444	$156	54.2

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

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We had net working capital of $71.9 million at June 30, 2006, including cash and cash equivalents and marketable securities totaling $80.5 million. In July 2005 we completed a follow-on offering of our common stock which generated proceeds, after underwriting discounts, of approximately $47 million. This significantly increased our cash, cash equivalents and marketable securities holdings and significantly improved our overall liquidity position.

We have generated positive operating cash flows in each of our last five fiscal years. We believe that the cash generated from our operations and the cash, cash equivalents and marketable securities on hand, particularly given that we have no long-term debt obligations, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would be subject to the approval of our board of directors and potentially stockholder, bank or regulatory approval. We also may undertake additional business or asset acquisitions.

In January 2006, we paid approximately $18.2 million (net of cash acquired) from our cash balances in connection with our acquisitions of Visibillity, Tranmit and a patent. We do not believe that these disbursements adversely affected our overall liquidity position, and we continue to believe that our existing cash and investment balances, as well as cash generated from operations, will be sufficient to meet our operating requirements for the foreseeable future.

Operating Activities

	Fiscal Year Ended June 30,
	2004	2005	2006
	(in thousands)
Net income (loss)	$(2,418)	$5,888	$(1,834)
Non-cash adjustments	7,391	6,434	13,489
Decrease (increase) in accounts receivable	(3,101)	(2,661)	3,358
All other, net	(89)	3,556	(3,158)

Net cash provided by operating activities	$1,783	$13,217	$11,855

Net cash provided by operating activities for the fiscal year ended June 30, 2006 was primarily due to our net loss, affected by favorable non-cash adjustments. Net cash provided by operating activities for the fiscal year ended June 30, 2005 was primarily due our net income position, favorable non-cash adjustments and increases in deferred revenue. Net cash provided by operating activities for the fiscal year ended June 30, 2004 was primarily due to our net loss affected by favorable non-cash adjustments partially offset by an increase in accounts receivable.

As of June 30, 2006, the deferred tax assets associated with our US operations and a portion of our deferred tax assets associated with our UK operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

At June 30, 2006, we have available US net operating loss carry-forwards of $32,669,000, which expire at various times through the year 2026. We also have $2,081,000 of research and development tax credits available, which expire at various points through year 2026. The operating losses and tax credit carry forwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities

	Fiscal Year Ended June 30,
	2004	2005	2006
	(in thousands)
Purchases of marketable securities, net	$(4,288)	$(10,765)	$(26,612)
Purchases of property and equipment	(1,752)	(2,169)	(2,612)
Acquisition of businesses and assets, net of cash acquired	(3,201)	(5,802)	(18,195)

Net cash used in investing activities	$(9,241)	$(18,736)	$(47,419)

In the fiscal year ended June 30, 2006 cash was primarily used to acquire high quality marketable securities and to fund our acquisitions of Visibillity, Tranmit and a patent. The significant increase in purchases of marketable securities in the fiscal year ended June 30, 2006 was due to our investment of proceeds received from our follow-on offering of common stock completed in July 2005. Cash was primarily used in the fiscal year ended June 30, 2005 to acquire short-term investments, to acquire HMSL and to acquire property and equipment. During the fiscal year ended June 30, 2004 cash was used primarily to acquire Createform and ABM and, to a lesser extent, to acquire property and equipment.

Financing Activities

	Fiscal Year Ended June 30,
	2004	2005	2006
	(in thousands)
Proceeds from exercise of stock options, stock warrants and employee stock purchase plan	$3,010	$5,705	$6,288
Proceeds from the sale of common stock, net	—	—	46,772
Repurchase of common stock	(367)	—	(61)
Excess tax benefit from stock based compensation	—	—	282
Payment of long-term debt and liabilities assumed upon acquisition	(584)	—	—
Payment of bank financing fees	(25)	(16)	(33)

Net cash provided by financing activities	$2,034	$5,689	$53,248

Net cash provided by financing activities for the fiscal year ended June 30, 2006 was primarily the result of $46.8 million in net proceeds received from our follow-on offering of common stock in July 2005 and proceeds of $6.3 million from the exercise of stock options and purchases under our employee stock purchase plan. Net cash provided by financing activities for the fiscal year ended June 30, 2005 was the result of proceeds received from the exercise of employee stock options, stock warrants and the employee stock purchase plan. Net cash provided by financing activities for the fiscal year ended June 30, 2004 was the result of proceeds received from the exercise of employee stock options and the employee stock purchase plan, partially offset by the repurchase of our common stock.

Common Stock

In July 2005, we sold an aggregate of 3,560,000 shares of common stock in an underwritten public offering, generating approximately $47 million in proceeds, after underwriting discounts.

Note Payable and Credit Facilities

In May 2005, we extended, through March 26, 2007, our Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $3 million and requires us to maintain certain financial covenants. Borrowings under the Credit Facility are secured by substantially all of our US owned assets, bear interest at the bank’s prime rate (8.25% at June 30, 2006) and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, us. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2006, a $2 million letter of credit had been issued to our landlord as part of the lease arrangement for our corporate headquarters. There were no borrowings under the Credit Facility as of June 30, 2006.

In December 2005, our subsidiary, Bottomline Europe, renewed through December 31, 2006 its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 500,000 British Pound Sterling, any borrowings of which are guaranteed by us. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (4.5% at June 30, 2006) plus 2% and are due on the expiration date of the Overdraft Facility. There were no outstanding borrowings under this Overdraft Facility at June 30, 2006.

Business Acquisitions

In April 2005, Bottomline Europe acquired all of the outstanding stock of HMSL Group, Ltd. (“HMSL”). The purchase consideration for HMSL was approximately $10.1 million consisting of approximately $7.6 million of cash (based on exchange rates in effect at the date of the acquisition), $2.1 million of our common stock (184,956 shares) and acquisition related costs. Of the shares issued, 80,148 shares were placed in escrow for a two year period to cover potential liability claims that might be made against HMSL. As of June 30, 2006 there have not been any claims made against HMSL. From the date of acquisition forward, transactions associated with the HMSL acquisition are included in our Outsourced Solutions segment.

On December 31, 2005, the Company acquired all of the outstanding stock of Visibillity, Inc. (Visibillity). The initial purchase consideration for Visibillity was $11,500,000 in cash plus acquisition related costs. Subsequent to the payment of the initial purchase consideration, the Company recovered $500,000 from the Visibillity selling stockholders pursuant to the terms of the acquisition, and this recovery was recorded as a reduction to the amount of goodwill recorded as part of the acquisition. Visibillity operating results are included in the Company’s operating results from the acquisition date forward, as a component of the Outsourced Solutions segment.

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

Repurchase of Common Stock

In July 2002, our board of directors announced that it had authorized a repurchase program for the repurchase of up to $3.0 million of our common stock. At June 30, 2006, we had repurchased 242,650 shares at an average repurchase price of $5.79 per share. The approximate remaining dollar value of shares available for repurchase under this program is $1.6 million. During the year ended June 30, 2006, we did not repurchase any shares under this program and this program was closed by our board of directors in June, 2006.

In June 2006, our board of directors announced that it had authorized a repurchase program for the repurchase of up to $10.0 million of our common stock. At June 30, 2006, we had repurchased 7,500 shares at an average repurchase price of $8.20 per share. The approximate remaining dollar value of shares available for repurchase under this program is $9.9 million.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2006:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$11,494	$2,472	$4,606	$3,222	$1,194
Other contractual obligations	—	—	—	—	—

Total	$11,494	$2,472	$4,606	$3,222	$1,194

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

During the twelve months ended June 30, 2006, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our exposure to financial risk, including changes in interest rates, relates primarily to cash and cash equivalents and our short-term investments. These investments bear interest at variable interest rates, which are subject to market changes. We have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. We have not had any derivative instruments in the past and do not presently plan to in the future. Our investment portfolio consists of demand deposit accounts, money market mutual funds, U.S. Treasury securities, corporate debt securities and debt securities issued by U.S. state agencies and institutions. Our follow-on offering of common stock completed in July 2005 resulted in a significant increase to our cash, cash equivalents and marketable securities balances. As a result of this increase, a significant change in interest rates could have a material effect on our operating results. Based on our average investment portfolio and average actual interest rates during 2006, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $250,000, $281,000 and $812,000 for the fiscal years ended 2004, 2005 and 2006, respectively, in our results of operations and cash flows.

Foreign currency exchange rate risk

We have operations located in the United Kingdom, where the functional currency is British Pound Sterling (the Pound). Also, since our acquisition of Createform on September 18, 2003, we have had operations located in Australia where the functional currency is the Australian Dollar. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future.

Foreign currency translation risk

Based on the current level of our Australian operations, our financial results would not be significantly impacted if the Australian Dollar experienced significant fluctuations over a short period of time. However, our operations could be significantly impacted if the Pound experienced significant fluctuations over a short period of time. A 10% increase or decrease in the average exchange rate between the Pound and the US dollar would result in an increase or decrease to revenue of approximately $3,488,000 for fiscal 2004, $4,798,000 for fiscal 2005 and $4,555,000 for fiscal 2006. A 10% increase or decrease in the average exchange rate between the Pound and the US dollar would result in an increase or decrease to net income (loss) of approximately $109,000 for fiscal 2004, $118,000 for fiscal 2005 and $140,000 for fiscal 2006.

Foreign currency transaction risk

Foreign currency transaction gains and losses are generally not significant and our financial results would not be significantly impacted in the event of a 10% increase or decrease in the average exchange rates between the US dollar, the Pound, or the Australian dollar.

Item 8.	Financial Statements and Supplementary Data.

Index to Financial Statements, Financial Statements and Supplementary Data appear on pages 44 to 75 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

See “Executive Officers and Other Key Employees of the Registrant” in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2006. The information required by this item is incorporated herein by reference to the information contained under the captions “Proposal I—Election of Class II Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Board and Committee Meetings” and “Corporate Governance—Board Committees—Audit Committee” of the Proxy Statement.

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

The information required to be disclosed by this item is incorporated herein by reference to the information contained under the caption “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” of the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements—see “Index to Financial Statements”	46

(2)	Financial Statement Schedule for the Years Ended June 30, 2004, 2005 and 2006: Schedule II—Valuation and Qualifying Accounts	45

	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)	Exhibits:

	Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference	77

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS

Years Ended June 30, 2004, 2005 and 2006

	Activity
Year Ended	Balance at Beginning of Year	(Charged to Costs and Expenses)	Additions(1)	Recoveries	Deductions(2)	Balance at End of Year
	(in thousands)
June 30, 2004	$1,682	106	86	1	110	$1,765
June 30, 2005	$1,765	131	56	31	153	$1,830
June 30, 2006	$1,830	128	228	1	354	$1,833

(1)	Additions represent increases to the allowance for doubtful accounts balances as a result of reserves recorded in connection with purchase business combinations and the impact of foreign currency exchange rate changes.
(2)	Deductions are principally write-offs and reductions to reserves.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 48.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that Bottomline Technologies (de), Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bottomline Technologies (de), Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Bottomline Technologies (de), Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bottomline Technologies (de), Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and loss and cash flows for each of the three years in the period ended June 30, 2006 of Bottomline Technologies (de), Inc. and our report dated September 6, 2006 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Boston, Massachusetts

September 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and loss, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 6, 2006 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Boston, Massachusetts

September 6, 2006

CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,789	$38,752
Marketable securities	15,127	41,745
Accounts receivable, net of allowances for doubtful accounts and returns of $1,830 at June 30, 2005 and $1,833 at June 30, 2006	22,956	21,043
Inventory, net	954	700
Prepaid expenses and other current assets	3,939	4,164

Total current assets	63,765	106,404
Property, plant and equipment, net	6,940	7,106
Customer related intangible assets, net	8,053	14,885
Core technology intangible assets, net	2,126	4,010
Other intangible assets, net	—	992
Goodwill	28,516	41,190
Other assets	1,041	1,247

Total assets	$110,441	$175,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,094	$5,990
Accrued expenses	9,096	8,660
Deferred revenue and deposits	20,738	19,880

Total current liabilities	35,928	34,530
Deferred revenue and deposits, non current	1,435	1,249
Deferred income taxes	—	2,985
Other liabilities	285	462

Total liabilities	37,648	39,226
Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—18,930 at June 30, 2005, and 23,647 at June 30, 2006; outstanding shares—18,787 at June 30, 2005, and 23,554 at June 30, 2006	19	23
Additional paid-in-capital	182,534	246,543
Accumulated other comprehensive income	2,350	3,585
Treasury stock: 143 shares at June 30, 2005, and 93 shares at June 30, 2006, at cost	(1,149)	(748)
Accumulated deficit	(110,961)	(112,795)

Total stockholders’ equity	72,793	136,608

Total liabilities and stockholders’ equity	$110,441	$175,834

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2004	2005	2006
	(in thousands, except per share data)
Revenues:
Software licenses	$14,366	$18,789	$12,236
Service and maintenance	51,364	62,233	74,801
Equipment and supplies	16,402	15,483	14,628

Total revenues	82,132	96,505	101,665
Cost of revenues:
Software licenses	1,678	2,295	1,419
Service and maintenance(1)	22,363	26,656	32,724
Equipment and supplies	13,312	11,980	11,639

Total cost of revenues	37,353	40,931	45,782

Gross profit	44,779	55,574	55,883
Operating expenses:
Sales and marketing(1)	21,062	24,323	25,512
Product development and engineering:(1)
Product development and engineering	9,305	9,433	12,417
In-process research and development	842	—	—
General and administrative(1)	11,830	12,800	17,889
Amortization of intangible assets	4,277	3,217	4,491

Total operating expenses	47,316	49,773	60,309

Income (loss) from operations	(2,537)	5,801	(4,426)
Interest income	199	591	3,138
Interest expense	(14)	(10)	(15)
Other, net	103	(137)	129

Other income, net	288	444	3,252

Income (loss) before provision for income taxes	(2,249)	6,245	(1,174)
Provision for income taxes	169	357	660

Net income (loss)	$(2,418)	$5,888	$(1,834)

Basic net income (loss) per common share	$(0.15)	$0.33	$(0.08)

Diluted net income (loss) per common share	$(0.15)	$0.31	$(0.08)

Shares used in computing basic net income loss per share	16,514	18,030	22,838

Shares used in computing diluted net income loss per share	16,514	19,119	22,838

(1)	Stock based compensation is allocated as follows:

	Fiscal Year Ended June 30
	2004	2005	2006
	(in thousands)
Cost of revenues: service and maintenance	$—	$—	$474
Sales and marketing	—	—	2,489
Product development and engineering	41	14	841
General and administrative	—	—	3,180

	$41	$14	$6,984

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME AND LOSS

	Year ended June 30, 2004, 2005 and 2006
	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balances at June 30, 2003	16,501	$17	540	$(4,250)	$164,809	$(78)	$1,628	$(114,431)	$47,695
Repurchase of common stock to be held in treasury	—	—	49	(367)	—	—	—	—	(367)
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	510	—	(110)	864	2,146	—	—	—	3,010
Issuance of common stock in connection with acquisitions	1,162	1	38	(380)	10,273	—	—	—	9,894
Amortization of deferred stock compensation	—	—	—	—	(23)	64	—	—	41
Net loss								(2,418)	(2,418)
Foreign currency translation adjustment	—	—	—	—	—	—	1,398	—	1,398

Comprehensive loss									(1,020)

Balances at June 30, 2004	18,173	$18	517	$(4,133)	$177,205	$(14)	$3,026	$(116,849)	$59,253
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	771	1	(75)	596	4,682	—	—	—	5,279
Issuance of common stock in connection with warrants exercised	100	—	—	—	425	—	—	—	425
Issuance of common stock from treasury in connection with Createform acquisition	(299)	—	(299)	2,388	(2,388)	—	—	—	—
Issuance of common stock in connection with HMSL acquisition	185	—	—	—	2,127	—	—	—	2,127
Amortization of deferred stock compensation	—	—	—	—	—	14	—	—	14
Tax benefit associated with non-qualified stock option exercises	—	—	—	—	483	—	—	—	483
Net income								5,888	5,888
Foreign currency translation adjustment	—	—	—	—	—	—	(676)	—	(676)

Comprehensive income									5,212

Balances at June 30, 2005	18,930	$19	143	$(1,149)	$182,534	$—	$2,350	$(110,961)	$72,793
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	840	1	(58)	462	5,825	—	—	—	6,288

	Year ended June 30, 2004, 2005 and 2006
	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Issuance of common stock in connection with follow-on offering	3,560	3	—	—	46,769	—	—	—	46,772
Stock compensation expense	—	—	—	—	6,984	—	—	—	6,984
Issuance of common stock in connection with acquisitions, net of share registration costs	317	—	—	—	4,149	—	—	—	4,149
Repurchase of common stock to be held in treasury	—	—	8	(61)	—	—	—	—	(61)
Tax benefit associated with non qualified stock option exercises	—	—	—	—	282	—	—	—	282
Net loss	—	—	—	—	—	—	—	(1,834)	(1,834)
Foreign currency translation adjustment	—	—	—	—	—	—	1,235	—	1,235

Comprehensive loss	—	—	—	—	—	—	—	—	(599)

Balances at June 30, 2006	23,647	$23	93	$(748)	$246,543	$—	$3,585	$(112,795)	$136,608

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2004	2005	2006
	(in thousands)
Operating activities
Net income (loss)	$(2,418)	$5,888	$(1,834)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	4,277	3,217	4,491
Amortization of investment income	—	(66)	(7)
Depreciation and amortization of property, plant and equipment	2,253	2,511	2,674
Acquisition related technology write-offs	—	—	189
In-process research and development	842	—	—
Deferred income tax (benefit) expense	31	22	(498)
Provision for allowances on accounts receivable	106	131	(77)
Provision for allowances for obsolescence of inventory	15	(8)	117
Stock compensation expense	41	14	6,984
Income tax benefit from exercise of non-qualified stock options	—	477	(282)
Gain on foreign exchange	(174)	136	(102)
Changes in operating assets and liabilities:
Accounts receivable	(3,101)	(2,661)	3,358
Inventory, prepaid expenses and other current assets and other assets	268	(545)	869
Accounts payable, accrued expenses, deferred revenue and deposits and other long-term liabilities	(357)	4,101	(4,027)

Net cash provided by operating activities	1,783	13,217	11,855
Investing activities
Purchases of available-for-sale securities	—	(17,600)	(41,750)
Proceeds from sales of available-for-sale securities	—	4,550	13,100
Purchases of held-to-maturity securities	(6,298)	(6,770)	(46)
Proceeds from sales of held-to-maturity securities	2,010	9,055	2,084
Purchases of property and equipment, net	(1,752)	(2,169)	(2,612)
Acquisition of businesses and assets, net of cash acquired	(3,201)	(5,802)	(18,195)

Net cash used in investing activities	(9,241)	(18,736)	(47,419)
Financing activities
Proceeds from exercise of stock options, warrants and employee stock purchase plan	3,010	5,705	6,288
Income tax benefit from exercise of non-qualified stock options	—	—	282
Payment of certain liabilities assumed upon acquisition	(331)	—	—
Payment of principal on long term debt	(253)	—	—
Payment of bank financing fees	(25)	(16)	(33)
Repurchase of common stock	(367)	—	(61)
Proceeds from sale of common stock, net	—	—	46,772

Net cash provided by financing activities	2,034	5,689	53,248
Effect of exchange rate changes on cash	346	(105)	279

Increase (decrease) in cash and cash equivalents	(5,078)	65	17,963
Cash and cash equivalents at beginning of year	25,802	20,724	20,789

Cash and cash equivalents at end of year	$20,724	$20,789	$38,752

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17	$12	$15
Income taxes	$135	$385	$508
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$10,284	$2,127	$4,152

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 30, 2004, 2005 and 2006

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

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition (particularly revenue recognition associated with contracts accounted for on a percentage of completion basis), allowances for doubtful accounts and returns, determining the fair value associated with acquired intangible assets, asset impairment and certain of the Company’s accrued liabilities. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of ninety days or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2006 the Company’s cash equivalents consisted of demand deposit accounts and money market funds.

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

The Company’s available-for-sale investments may be offered for sale at auction every 28 or 35 days, depending on the individual security. The auction rate securities have stated contractual maturities, which represents the date they will be redeemed by the issuer, ranging from 10 to 40 years and may, at the option of the issuer, be redeemed prior to the stated maturity date.

The table below presents information regarding the Company’s marketable securities by major security type as of June 30, 2005 and 2006.

	June 30, 2005			June 30, 2006
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Debt securities issued by U.S. state agencies and institutions	—	$13,050	$13,050	—	$41,700	$41,700
Corporate and other debt securities	$2,077	—	2,077	—	45	45

Total marketable securities	$2,077	$13,050	$15,127	—	$41,745	$41,745

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company had approximately $80.5 million of cash, cash equivalents and marketable securities invested primarily with four financial institutions at June 30, 2006. Concentration of credit risk with respect to non-auction rate marketable securities is generally limited as the Company’s marketable securities are primarily state and municipal debt securities and investment-grade corporate bonds with high-quality credit financial institutions.

A large component of the Company’s marketable securities at June 30, 2006 were invested in auction rate instruments. Auction rate securities are variable rate debt instruments whose interest rates are reset periodically in an auction process. The Company believes the risk associated with the auction process is low. However, in the event that the demand or competitive bids within a specific auction were less than the shares being offered for sale, the Company might be unable to sell its securities until a successful auction were to occur. The Company limits its risk within the auction rate market by diversifying its holdings and by transacting with large, highly reputable brokers who have significant experience with the auction rate process.

The Company’s accounts receivable are reported in its consolidated balance sheet net of allowances for uncollectible accounts and customer returns. Concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising the Company’s customer base. At June 30, 2005 and 2006, there were no individual customers that accounted for greater than 10% of the Company’s accounts receivable. On-going credit evaluations are performed and collateral is generally not required. The Company maintains reserves for potential credit losses based on customer specific situations as well as historic experience and such losses, in the aggregate, have not exceeded management’s expectations.

Financial Instruments

The fair value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable and accounts payable, are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at June 30, 2005 and 2006, respectively, due to the short-term nature of these instruments.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets at their estimated fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. In connection with prior business and asset acquisitions, the Company recorded goodwill based on the excess of the purchase price over the identifiable tangible and intangible assets acquired and liabilities assumed. Upon adoption of SFAS 142, the Company ceased recording recurring amortization of goodwill, and goodwill is now tested at least annually for impairment.

The Company’s specifically identifiable intangible assets, which consist principally of acquired core technology and customer related intangible assets, are reported at cost, net of accumulated amortization. These intangible assets are being amortized over their estimated useful lives, which range from one to ten years, at amortization rates that are proportional to each asset’s estimated economic benefit to the Company. The carrying value of these intangible assets is reviewed annually by the Company, or more frequently when indicators of impairment are present, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In performing its review of the recoverability of goodwill and other intangible assets, the Company considers several factors, including whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset or whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life. In the case of goodwill, the Company must also consider, and estimate, the fair value of the reporting unit to which the goodwill is assigned. If, as a result of examining any of these factors, the Company concludes that the carrying value of its goodwill or other intangible assets exceeds its estimated fair value, the Company will record an impairment charge and reduce the carrying value of the asset to its estimated fair value.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $1,055,000, $963,000 and $1,294,000 for the years ended June 30, 2004, 2005 and 2006, respectively.

Shipping and Handling Costs

The Company expenses all shipping, handling and delivery costs in the period incurred as a component of equipment and supplies cost of revenues.

Research and Development Expenditures

The Company expenses research and development costs in the period incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities, and are measured by applying tax rates that are expected to be in effect when the differences reverse. SFAS 109 requires a valuation allowance to reduce the amount of deferred tax assets recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has concluded that it is more likely than not that the deferred tax assets associated with its US operations and a component of the deferred tax assets associated with its UK operations will not be realized and, accordingly, a valuation allowance has been recorded against those assets. Deferred tax assets of Australia have been fully valued, as those amounts are expected to be realized by the Company’s Australian subsidiaries.

Share Based Compensation

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

For periods prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations in accounting for its share based payment awards. Under APB 25, since the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant and, in the case of the Company’s stock purchase plans, since the plans were non-compensatory, no compensation expense was recorded in the financial statements.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to its stock-based employee compensation for the fiscal years ended June 30, 2004 and June 30, 2005.

	Fiscal Year Ended June 30, 2004	Fiscal Year Ended June 30, 2005
	(in thousands, except per share amounts)
Net income (loss), as reported	$(2,418)	$5,888
Add: Stock-based employee compensation expense included in reported net income	41	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,163)	(6,150)

Pro forma loss	$(9,540)	$(248)

Net income (loss) per share, as reported:
Basic	$(0.15)	$0.33

Diluted	$(0.15)	$0.31

Pro forma net loss per share
Basic and diluted	$(0.58)	$(0.01)

The Company’s assumptions made for purposes of estimating the fair value of its share based payments, as well as a summary of the activity under the Company’s stock incentive plans, is included in Note 9.

Capitalized Software Costs

Capitalization of software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” begins upon the establishment of technological feasibility. In the development of the Company’s products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. For the years ended June 30, 2004, 2005 and 2006, there were no costs capitalized since costs were incurred prior to attaining technological feasibility.

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

For arrangements not involving a software license fee, such as with the Company’s transactional and subscription based offerings, or equipment and supplies only sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (SAB 104), “Revision of Topic 13-Revenue Recognition”. SAB 104 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Under SAB 104, revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectibility is reasonably assured. SAB 104 also requires that up-front fees, even if non-refundable, that do not represent the completion of a separate earnings process be deferred and recognized as revenue over the period of performance. The Company does charge up-front fees, generally related to installation and integration services, in connection with many of its hosted services offerings. Accordingly, these fees are deferred and recognized as revenue ratably over the estimated customer relationship period, which is generally four years. The revenue recognition period associated with such fees normally commences upon customer implementation. The Company expenses any contract origination costs as incurred.

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

401(k) and Pension Plans

The Company has a 401(k) Profit Sharing Plan (the Plan), whereby eligible US employees may contribute up to 60% of their compensation, subject to limitations established by the Internal Revenue Code. The Company may contribute a discretionary matching contribution annually equal to 50% of each such participant’s deferred compensation up to 5% of their annual compensation. The Company charged $323,000, $353,000 and $382,000 to expense in the fiscal years ended 2004, 2005 and 2006, respectively, under the Plan.

The Company has a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by the Inland Revenue. The Company contributes 1.5% of the employee’s annual compensation for those employees who make personal contributions of at least 1% of their annual earnings. The Company charged $404,000, $470,000 and $365,000 to expense in the fiscal years ended 2004, 2005 and 2006, respectively, under the GPPP.

The Company is required by Australian government regulation to pay a certain percentage, currently 9%, of gross payroll to a compliant Superannuation Fund for the benefit of its Australian employees. The Company charged $115,000, $168,000 and 96,000 to expense for the fiscal years ended June 30, 2004, 2005 and 2006, reflecting the contribution to the Superannuation Fund.

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

Recent Accounting Pronouncements:

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS 123R). Under SFAS 123R, companies are now required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition within the financial statements. SFAS 123R was effective for public companies in the first annual reporting period beginning after June 15, 2005. Accordingly, the Company adopted the provisions of SFAS 123R effective July 1, 2005, the first quarter of the 2006 fiscal year.

There were two transition alternatives for public companies adopting the statement: the modified prospective method and the modified retrospective method. Under the modified prospective method, companies were required to recognize compensation cost for share-based payments to employees, based on the grant date estimate of fair value, from the beginning of the fiscal period in which the recognition provisions of SFAS 123R were first applied. Prior period financial information is not restated under this method. Under the modified retrospective method, companies are required to restate prior periods to include the recognition of compensation cost based on amounts previously reported in the pro forma disclosures relating to stock based compensation under the existing requirements of SFAS 123, “Accounting for Stock-Based Compensation”. The Company adopted the provisions of SFAS 123R using the modified prospective method and, accordingly, prior period financial information has not been restated.

Income Tax Uncertainties

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company; both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt the pronouncement effective July 1, 2007. Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating the impact of FIN 48 on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Product and Business Acquisitions

HMSL Group, Ltd. (HMSL)

On April 27, 2005 the Company acquired all of the outstanding stock of HMSL Group, Ltd. (“HMSL”). HMSL is a services company that provides organizations with the ability to streamline financial processes by outsourcing the front-end of their accounts payable function. The purchase consideration for HMSL was approximately $10.1 million consisting of approximately $7.6 million of cash, $2.1 million (184,956 shares) of the Company’s common stock, as measured on the transaction consummation date, and acquisition related costs (based on exchange rates in effect at the time of acquisition). Of the shares issued, 80,148 shares were placed in escrow for a two year period to cover potential liability claims that might be made against HMSL. As a result of the acquisition and the purchase price allocation, the Company recorded intangible assets of approximately $7.6 million consisting of $846,000 of core technology, $4.4 million of customer related assets and $2.4 million of goodwill. The finite lived intangibles, core technology and customer related assets are being amortized over their estimated useful lives of three and five years, respectively. HMSL results are included in the Company’s results from the acquisition date forward, as a component of the Outsourced Solutions segment.

Visibillity, Inc.

On December 31, 2005, the Company acquired all of the outstanding stock of Visibillity, Inc. (Visibillity), a provider of legal e-billing solutions specializing in the insurance industry. The initial purchase consideration for Visibillity was $11,500,000 in cash plus acquisition related costs. Subsequent to the payment of the initial purchase consideration, the Company recovered $500,000 from the Visibillity selling stockholders pursuant to the terms of the acquisition, and this recovery was recorded as a reduction to the amount of goodwill recorded.

Visibillity complements the Company’s existing Legal eXchange product and the Company believes that the acquisition will strengthen its position as a leading provider of Web-based legal spend management services. Visibillity operating results are included in the Company’s operating results from the acquisition date forward, as a component of the Outsourced Solutions segment.

As a result of the purchase price allocation, the Company recorded intangible assets of approximately $11.2 million. The intangible assets consist of acquired customer related assets of $6.4 million, acquired technology of

$1.6 million and goodwill of $3.2 million. The customer related assets and acquired technology are being amortized to expense over a period of five and three years, respectively.

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

As a result of the purchase price allocation and the exchange rates in effect at the time of the acquisition, the Company has recorded intangible assets of approximately $12.6 million. The intangible assets consist of acquired customer related assets of $3.4 million, acquired technology of $1.5 million, a below market lease arrangement of $84,000, and goodwill of $7.6 million. The customer related assets, acquired technology and the below market lease are being amortized to expense over periods of five, three and two years, respectively.

Legal e-billing Patent

On January 25, 2006, the Company acquired a patent that addresses the process of online budgeting and evaluation of legal invoices. The purchase price for the patent was $935,000 in cash plus acquisition related costs. Per the terms of the patent purchase, the Company is obligated to make certain earn-out payments should the Company recover royalty payments from third parties or, beginning in fiscal 2009, should specific legal billing product revenues of the Company exceed $12.5 million on a per annum basis. The patent costs are being amortized over the remaining legal life of the patent, which expires in June 2019.

Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company, Visibillity and Tranmit as if the acquisitions had occurred as of July 1, 2004 and July 1, 2005, and in respect of HMSL as if the acquisition had occurred in July 1, 2004, after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets, a decrease in interest income as a result of cash paid for the acquisitions and the dilutive effect of common stock issued by the Company. This pro-forma financial information does not necessarily reflect the results of operations that would have actually occurred had the Company and the acquired entities been a single entity during these periods.

	Pro Forma June 30,
	2005	2006
	(unaudited)
	(in thousands)
Revenues	$108,519	$105,957
Net income (loss)	$1,963	$(3,650)
Net income (loss) per basic share	$0.11	$(0.16)
Net income (loss) per diluted share	$0.10	$(0.16)

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2005	2006
	(in thousands)
Land	$359	$370
Buildings and improvements	3,665	4,202
Furniture and fixtures	1,294	1,423
Technical equipment	12,999	13,705
Software	4,078	4,754

	22,395	24,454
Less: Accumulated depreciation and amortization	15,455	17,348

	$6,940	$7,106

5. Goodwill and Other Intangible Assets

At June 30, 2006, the carrying value of the Company’s goodwill was approximately $41.2 million and consisted of approximately $28.5 million and $12.7 million allocated to the Company’s Licensed Technology and Outsourced Solutions segments, respectively. The increase in goodwill in 2006 was due to the acquisition of Visibillity and Tranmit.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization under SFAS 142:

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$19,082	$(15,072)	$4,010
Customer related	21,633	(6,748)	14,885
Patent	953	(30)	923
Below market lease	87	(18)	69

Total	$41,755	$(21,868)	$19,887

Unamortized intangible assets:
Goodwill			41,190

Total intangible assets			$61,077

	As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$15,685	$(13,559)	$2,126
Customer related	11,606	(3,553)	8,053

Total	$27,291	$(17,112)	$10,179

Unamortized intangible assets:
Goodwill			28,516

Total intangible assets			$38,695

Estimated amortization expense for each of the five subsequent fiscal years and thereafter, is as follows:

(in thousands)
2007	$5,699
2008	5,197
2009	4,018
2010	2,912
2011	1,275
2012 and thereafter	786

6. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2005	2006
	(in thousands)
Employee compensation and benefits	$3,493	$4,146
Sales and value added taxes	2,046	693
Professional fees	707	754
Other	2,850	3,067

	$9,096	$8,660

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

The Company also leases office space in certain other cities worldwide. All such leases expire by fiscal year 2012.

Future minimum annual rental commitments under the Company’s facilities, equipment, and vehicle leases at June 30, 2006 are as follows:

(in thousands)
2007	$2,472
2008	2,410
2009	2,196
2010	1,733
2011	1,489
2012	1,194

$11,494

Rent expense charged to operations for the fiscal years ended June 30, 2004, 2005 and 2006 was $2,947,000, $2,761,000, and $3,059,000 respectively. The Company subleases space in several of its offices. Sublease income recorded for the fiscal years ended June 30, 2004, 2005 and 2006 was $204,000, $165,000 and $172,000, respectively.

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

8. Notes Payable and Credit Facilities

In May 2005, the Company extended, through March 26, 2007, its Loan and Security Agreement (Credit Facility), which provides for aggregate borrowings of up to $3 million and requires the Company to maintain certain financial covenants. Borrowings under the Credit Facility are secured by substantially all US owned assets of the Company, bear interest at the bank’s prime rate (8.25% at June 30, 2006) and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2006, a $2 million letter of credit had been issued to the Company’s landlord as part of the lease arrangement for its corporate headquarters. There were no borrowings under the Credit Facility as of June 30, 2006.

In December 2005, the Company’s subsidiary, Bottomline Europe, renewed through December 31, 2006 its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 500,000 British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (4.5% at June 30, 2006) plus 2% and are due on the expiration date of the Overdraft Facility. There were no outstanding borrowings under this Overdraft Facility at June 30, 2006.

9. Share Based Payments

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS 123R). Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. The Company records expense associated with its share based payment awards on a straight-line basis over the award vesting period. For the fiscal year ended June 30, 2006, the Company recorded expense of approximately $7.0 million in connection with its share-based payment awards. As the Company adopted SFAS 123R under the modified prospective method, prior period financial information has not been restated.

Share Based Compensation Plans

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

The Company’s employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, and as permitted by SFAS 123R, the Company measures the fair value of its awards under the employee stock purchase plan at intrinsic value (the value of the Company’s common stock less the employee stock purchase plan exercise price) at the end of each reporting period. For fiscal 2006, as a result of the Company’s adoption of SFAS 123R, the Company recorded compensation cost of approximately $215,000 associated with its employee stock purchase plan. As a result of the employee stock purchases in fiscal years 2004, 2005 and 2006, the Company issued 110,000, 75,000 and 58,000 shares of its common stock, respectively. The aggregate intrinsic value of shares issued under the employee stock plan during fiscal years 2004, 2005 and 2006 was $436,000, $328,000 and $333,000, respectively. At June 30, 2006, based on employee withholdings and the Company’s common stock price at that date, approximately 20,000 shares of common stock, with an approximate intrinsic value of $25,000, would have been eligible for issuance were June 30, 2006 to have been a designated stock purchase date.

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

Effective February 16, 2006, the Company determined that, in lieu of stock option awards, it will now grant restricted stock awards for 8,000 shares of the Company’s common stock to each non-employee director upon his or her initial election to the Board of Directors, with such awards vesting over a four year period. These awards will be granted under the Company’s 2000 Stock Incentive Plan.

Additionally, until November 17, 2005, each non-employee director was granted an option to purchase 7,500 shares of common stock at each annual meeting of stockholders following the annual meeting of the initial year of their election. Such options vested one year from the date of the grant. Effective November 17, 2005, the Company determined that, in lieu of the annual stock option grants, it will now grant restricted stock awards for 3,000 shares of the Company’s common stock to each non-employee director on the date of each annual meeting of stockholders, with such awards vesting over a one year period. Accordingly, 18,000 shares of restricted stock were issued by the Company under the Company’s 2000 Stock Incentive Plan in November 2005 to its non-employee directors, as compensation for their service as directors.

2000 Employee Stock Incentive Plan

On November 16, 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan), which provides for the issuance of stock options, non-statutory stock options and restricted stock. Stock option awards under this plan have a 10-year contractual term. The 2000 Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for awards granted under the 2000 Plan is principally over four years from the date of the grant, with 25% of the award vesting after one year and 6.25% of the award vesting each quarter thereafter. The Company initially reserved 1,350,000 shares of its common stock for issuance under the 2000 Plan.

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

Compensation cost associated with stock options represented approximately $5.5 million of the total share based payment expense recorded for the fiscal year ended June 30, 2006. The stock options were valued using a Black Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. The assumptions made for purposes of estimating fair value under the Black Scholes model for options granted during the fiscal years ended June 30, 2004, 2005 and 2006 were as follows:

	2004	2005	2006
Dividend yield	0%	0%	0%
Expected term of options (years)	4	4	4.9 – 5.1
Risk-free interest rate	2.38-3.54%	3.48-3.81%	4.11-5.25%
Volatility	109-111%	102-107%	59%-87%

The Company’s estimate of an expected option term was derived based on a review of its historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. The estimated stock price volatility was derived based on a review of the Company’s actual historic stock prices over the past five years.

A summary of stock option and restricted stock activity for 2006 is as follows (in respect of shares available for grant, the shares are available for issuance by the Company as either a stock option or as a restricted stock award):

		Non-vested Stock		Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share data)
Awards outstanding at June 30, 2005	1,777	—	—	5,284	$11.41
Additional shares reserved	1,062	—	—	—	—
Awards granted	(718)	431	$14.11	287	13.07
Shares vested
Stock options exercised	—	—	—	(840)	6.88
Awards forfeited or expired	315			(315)	13.84

Awards outstanding at June 30, 2006	2,436	431	$14.11	4,416	$12.21	6.31	$2,125

Stock options exercisable at June 30, 2006				3,000	$12.80	5.34	$1,753

The weighted average grant date fair value of stock options granted during 2004, 2005 and 2006 was $6.81, $8.35 and $8.44, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2004, 2005 and 2006 was approximately $2.3 million, $5.2 million and $5.7 million, respectively. The total fair value of stock options that vested during the fiscal years ended June 30, 2004, 2005 and 2006 was approximately $7.6 million, $5.6 million and $7.0 million, respectively. As of June 30, 2006, there was approximately $9.7 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.4 years.

The following table presents weighted average price and life information about significant stock option groups outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands, except per share data)
$3.30-$8.08	1,045	5.81 years	$6.11	790	$5.92
$8.09-$9.54	988	6.98 years	8.98	711	8.79
$9.55-$12.18	895	7.87 years	11.54	363	11.13
$12.19-$14.00	902	5.99 years	13.23	611	13.17
$14.01-$17.54	222	4.99 years	15.21	161	14.76
$17.55-$27.25	33	3.73 years	27.06	33	27.06
$27.26-$39.81	307	3.65 years	35.80	307	35.80
$39.82-$59.00	24	3.55 years	47.57	24	47.57

	4,416			3,000

Prior to July 1, 2005, the Company had not granted awards of restricted stock. The majority of the restricted stock awards vest over a four year period on a vesting schedule similar to the Company’s employee stock options, however, restricted stock awards granted annually to the Company’s non-employee directors vest over a one year period. The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The Company recorded expense of approximately $1.3 million associated with its restricted stock awards for the fiscal year ended June 30, 2006. As of June 30, 2006, there was approximately $4.8 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 3.14 years. None of the restricted stock awards were vested at June 30, 2006.

10. Earnings per Share

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended June 30,
	2004	2005	2006
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(2,418)	$5,888	$(1,834)

Denominator:
Denominator for basic income (loss) per share—weighted-average shares outstanding	16,514	18,030	22,838

Denominator for diluted income (loss) per share—weighted-average shares outstanding	16,514	19,119	22,838

Net income (loss) per share:
Basic net income (loss) per share	$(0.15)	$0.33	$(0.08)

Diluted net income (loss) per share	$(0.15)	$0.31	$(0.08)

Options to purchase 5,063,000, 1,276,000 and 4,416,000 shares of the Company’s common stock for the years ended June 30, 2004, 2005 and 2006, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. Warrants for 200,000 shares for fiscal year ended June 30, 2004 and warrants for 100,000 shares for the fiscal year ended June 30, 2005 were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

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

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced or hosted solution offerings that facilitate payment processing and invoice receipt and presentment. Revenue for this segment is generally recognized on a per transaction basis or proportionately over the estimated life of the contract.

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

The Company’s chief operating decision makers assess performance based on segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis, and excludes stock compensation expense, acquisition-related expenses such as amortization of intangible assets, acquisition related technology write-offs and charges related to acquired in-process research and development. There are no inter-segment sales; accordingly the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to the Company’s operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

The Company is presenting segment information for the years ended June 30, 2004, 2005 and 2006 according to the segment descriptions above.

	Year Ended June 30,
	2004	2005	2006
	(in thousands)
Revenues:
Licensed Technology	$68,033	$80,349	$75,694
Outsourced Solutions	14,099	16,156	25,971

Total revenues	$82,132	$96,505	$101,665

Segment measure of profit (loss):
Licensed Technology	$3,262	$6,930	$3,294
Outsourced Solutions	(639)	2,102	3,944

Total measure of segment profit	$2,623	$9,032	$7,238

A reconciliation of the measure of segment profit to the Company’s GAAP operating loss for 2004, 2005 and 2006, before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30
	2004	2005	2006
	(in thousands)
Segment measure of profit	$2,623	$9,032	$7,238
Less:
Amortization of intangible assets	(4,277)	(3,217)	(4,491)
Stock compensation expense	(41)	(14)	(6,984)
Acquisition related technology write-offs	—	—	(189)
In-process research and development	(842)	—	—
Other income, net	288	444	3,252

Income (loss) before provision for income taxes	$(2,249)	$6,245	$(1,174)

The following depreciation expense amounts are included in the segment measure of profit (loss):

	Fiscal Year Ended June 30
	2004	2005	2006
	(in thousands)
Depreciation expense:
Licensed Technology	$1,491	$1,662	$1,584
Outsourced Solutions	762	849	1,090

Total depreciation expense	$2,253	$2,511	$2,674

Net sales, based on the point of sales, not the location of the customer are as follows:

	Year Ended June 30,
	2004	2005	2006
	(in thousands)
Sales to unaffiliated customers:
United States	$45,942	$46,527	$54,331
United Kingdom	34,883	48,300	45,471
Australia	1,307	1,678	1,863

Total sales to unaffiliated customers	$82,132	$96,505	$101,665

Long-lived assets, which are based on geographical designation, were as follows:

	Fiscal Year Ended June 30
	2005	2006
	(in thousands)
Long-lived assets:
United States	$4,173	$4,169
United Kingdom	3,675	3,970
Australia	133	214

Total long-lived assets	$7,981	$8,353

12. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities, and are measured by applying tax rates that are expected to be in effect when the differences reverse. Significant components of the Company’s deferred income taxes are as follows:

	June 30,
	2005	2006
	(in thousands)
Deferred tax assets:
Allowances and reserves	$870	$798
Various accrued expenses	1,131	421
Inventory	110	132
Deferred revenue	325	711
Intangible assets	14,844	13,499
Property, plant and equipment	358	910
Capital loss and impairment losses on equity investments	562	558
Stock compensation	—	2,021
Net operating loss carry forward	10,645	13,650
Research and development credits	1,666	2,081
Other	—	314

	30,511	35,095
Valuation allowance against deferred tax assets	(30,461)	(34,295)
Deferred tax liabilities:
Intangible assets	—	(2,985)

Net deferred tax assets (liabilities)	$50	$(2,185)

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $34,295,000 valuation allowance at June 30, 2006 is necessary. The majority (approximately $33.4 million) of the valuation allowance at June 30, 2006 relates to deferred tax assets associated with the Company’s US operations. Additionally, there is a valuation allowance of approximately $945,000 recorded against certain of the Company’s UK deferred tax assets due to specific concerns over the ability to realize these amounts. The change in the valuation allowance for 2006 was $3,834,000. Upon liquidation of the valuation allowance, approximately $1,400,000 will be reversed through goodwill as this amount relates to valuation allowances established in the purchase price allocation of the Company’s prior business acquisitions.

At June 30, 2006, the Company has available US net operating loss carry-forwards of $32,669,000, which expire at various times through the year 2026. Included within this loss carry-forward amount is approximately $13,875,000 of loss carry-forward associated with non-qualified stock options that have been exercised. When realized against future period taxable income, the tax benefit of the stock option deduction will be recorded as an increase to additional paid in capital. The Company also has $2,081,000 of research and development tax credits available, which expire at various points through year 2026. The operating losses and tax credit carry forwards may be subject to limitations under provisions of the Internal Revenue Code.

The Company has permanently reinvested the earnings of its Australian subsidiaries in the cumulative amount of approximately $766,000 as of June 30, 2006, and therefore has not provided for U.S. income taxes that could result from the distribution of such earnings to the US parent. If these earnings were ultimately distributed to the US in the form of dividends or otherwise, or if the shares of the Australian subsidiaries were sold or transferred, the Company would likely be subject to additional US income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred US taxes on these undistributed earnings.

The provision for income taxes consists of the following:

	Year Ended June 30,
	2004	2005	2006
	(in thousands)
Current:
Federal	—	$(378)	$49
State	$60	45	7
Foreign	78	668	1,102

	138	335	1,158
Deferred:
Federal	—	—	355
State	—	—	62
Foreign	31	22	(915)

	31	22	(498)

	$169	$357	$660

Net income (loss) before income taxes by geographic area is as follows:

	Year Ended June 30,
	2004	2005	2006
	(in thousands)
United States	$(1,389)	$4,079	$(1,491)
United Kingdom	(1,087)	1,778	(205)
Australia	227	388	522

	$(2,249)	$6,245	$(1,174)

A reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	Year Ended June 30,
	2004	2005	2006
Tax provision (benefit) at federal statutory rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	2.7	4.6	(7.5)
Non-deductible share-based payments	—	—	72.7
Unbenefited losses/valuation allowance	31.0	—	35.4
Use of previously reserved deferred tax assets	—	(27.1)	(21.0)
Foreign income taxes	4.8	(0.2)	(1.2)
Non-deductible other expenses	4.0	(0.4)	8.9
US federal tax refund	—	(6.1)	—
Other	(1.0)	0.9	2.9

	7.5%	5.7%	56.2%

13. Severance and Exit Costs

In connection with the acquisition of Visibillity in December 2005, the Company incurred approximately $105,000 and $174,000 related to involuntary termination costs of Visibillity employees and facility exit costs, respectively. As of June 30, 2006 all severance costs related to the Visibillity acquisition had been paid. The accrual for facility exit costs relates to rental costs of a Visibillity leased facility that the Company exited prior to lease expiration and the remaining rental obligation at June 30, 2006 of $145,000 is being paid ratably over the remainder of the lease, which expires in November 2006.

14. Guarantees

The Company generally offers a standard warranty on its products and services, specifying that its software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, the Company offers, as an element of its standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs, arising from claims of patent, copyright, trademark or other similar infringements by the Company’s software products. To date, the Company has not had any significant warranty or indemnification claims against its software products. Warranty accruals were $0 and $23,000 at June 30, 2005 and 2006, respectively.

As disclosed in Note 8, Bottomline Europe is a party to an Overdraft Facility, which provides for aggregate borrowings of up to 500,000 British Pound Sterling. Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility and at June 30, 2006, there were no outstanding borrowings.

15. Stock Offering

In July 2005, the Company completed a follow on offering of its common stock. In connection with this offering, the Company issued 3,560,000 shares of stock and generated proceeds, after underwriting discounts, of approximately $47 million. General Atlantic, a significant stockholder at that time, sold 1,500,000 shares of the Company’s common stock in connection with this offering. The Company did not receive any proceeds for the shares sold by General Atlantic.

The Company expects to use the offering proceeds for general corporate purposes, including working capital, product development and capital expenditures. The Company may also use a portion of the proceeds to acquire other complimentary products, technologies or businesses, however there are current commitments or agreements to any such transactions.

16. Quarterly Financial Data (unaudited)

	For the quarters ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
	(in thousands, except per share data)
Revenues	$21,747	$23,952	$24,488	$26,318	$24,678	$26,118	$24,892	$25,977
Gross profit	12,577	13,944	13,800	15,253	13,777	14,813	12,994	14,299
Net income (loss)	$679	$1,240	$1,765	$2,204	$147	$1,069	$(2,172)	$(877)

Basic income (loss) per share	$0.04	$0.07	$0.10	$0.12	$0.01	$0.05	$(0.09)	$(0.04)
Diluted income (loss) per share	$0.04	$0.07	$0.09	$0.11	$0.01	$0.05	$(0.09)	$(0.04)
Shares used in computing income (loss) per share
Basic	17,540	17,914	18,180	18,488	22,160	22,687	23,083	23,421
Diluted	18,314	18,953	19,464	19,744	23,242	22,988	23,083	23,421

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (DE), INC.

By:	/S/ KEVIN M. DONOVAN
Kevin M. Donovan Chief Financial Officer and Treasurer

Date: September 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DANIEL M. MCGURL Daniel M. McGurl	Chairman of the Board	September 12, 2006

/S/ JOSEPH L. MULLEN Joseph L. Mullen	Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2006

/S/ KEVIN M. DONOVAN Kevin M. Donovan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 12, 2006

/S/ JOSEPH L. BARRY JR. Joseph L. Barry Jr.	Director	September 12, 2006

/S/ JOHN W. BARTER John W. Barter	Director	September 12, 2006

/S/ ROBERT A. EBERLE Robert A. Eberle	Director	September 12, 2006

/S/ WILLIAM O. GRABE William O. Grabe	Director	September 12, 2006

/S/ JEFFREY C. LEATHE Jeffrey C. Leathe	Director	September 12, 2006

/S/ JAMES L. LOOMIS James L. Loomis	Director	September 12, 2006

/S/ JAMES W. ZILINSKI James W. Zilinski	Director	September 12, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated By-Laws of the Registrant.

4.1(1)	Specimen Certificate for Shares of Common Stock.

10.1(1)#	1989 Stock Option Plan, as amended, including form of stock option agreement for incentive and non-statutory stock options.

10.2(1)#	Amended and Restated 1997 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options.

10.3(1)#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.

10.4(1)#	1998 Employee Stock Purchase Plan.

10.5(1)	First Amendment and Restatement of Stock Rights and Voting Agreement, as amended.

10.6(1)	Second Stock Rights Agreement, as amended.

10.7(2)	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp.

10.8(2)	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.

10.9(2)	Lease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.

10.10(3)#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.

10.11(4)	Form of Indemnification Letter dated as of September 21, 2000.

10.12(5)	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.

10.13(6)*	Loan and Security Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.14(6)	Negative Pledge Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.15(6)	Committed Business Overdraft Facility dated as of December 18, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.16(6)	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.17(6)	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.18(7)	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.

10.19(7)#	Service Agreement of Mr. Fortune dated as of March 11, 1999.

10.20(8)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.

10.21(8)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.

Exhibit No.	Description

10.22(8)	First Loan Modification Agreement dated as of December 31, 2002 between the Registrant and Silicon Valley Bank.

10.23(8)	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.

10.24(9)	Second Loan Modification Agreement dated as of January 19, 2004 between the Registrant and Silicon Valley Bank.

10.25(9)	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland.

10.26(10)#	Form of Officer Executive Bonus Plan for 2005 with respect to Joseph Mullen, Robert Eberle and Peter Fortune.

10.27(11)#	2000 Employee Stock Purchase Plan, as amended.

10.28(11)	Third Loan Modification Agreement dated as of February 4, 2005 between the Registrant and Silicon Valley Bank.

10.29(11)	Confirmation of Committed Business Overdraft Facility as of February 7, 2005 between Bottomline Technologies Europe Limited and Royal Bank of Scotland.

10.30(12)	Fourth Loan Modification Agreement dated as of May 4, 2005 between the Registrant and Silicon Valley Bank.

10.31(13)#	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amendment and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002.

10.32(13)#	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amendment and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002.

10.33(13)#	Executive Retention Agreement dated as of October 10, 2005 between the Registrant and Peter Fortune.

10.34(13)#	Restricted Stock Agreement dated as of August 25, 2005 between the Registrant and Joseph L. Mullen.

10.35(13)#	Restricted Stock Agreement dated as of August 25, 2005 between the Registrant and Robert A. Eberle.

10.36(13)#	Executive Retention Agreement dated as of February 5, 2004 between the Registrant and Kevin M. Donovan.

10.37(14)#	Form of Restricted Stock Agreement, dated November 17, 2005, between the Registrant and each Joseph L. Barry, John W. Barter, William O. Grabe, James L. Loomis, Daniel M. McGurl and James W. Zilinski.

10.38(14)#	Restricted Stock Agreement, dated December 2, 2005, between the Registrant and Kevin M. Donovan.

10.39(14)#	Restricted Stock Agreement, dated December 2, 2005, between the Registrant and Peter S. Fortune.

10.40(14)#	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan.

21.1	List of Subsidiaries (filed herewith).

Exhibit No.	Description

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith).

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith).

*	Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-67309).
(2)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000 (File No. 000-25259), filed on September 28, 2000.
(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2004 (File No. 000-25259), filed on September 14, 2004.
(4)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2000 (File No. 000-25259), filed on November 14, 2000.
(5)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2001 (File No. 000-25259), filed on November 13, 2001.
(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2001 (File No. 000-25259), filed on February 14, 2002.
(7)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002 (File No. 000-25259), filed on September 30, 2002.
(8)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2002 (File No. 000-25259), filed on February 12, 2003.
(9)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2003 (File No. 000-25259), filed on February 13, 2004.
(10)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2004 (File No. 000-25259), filed on November 9, 2004.
(11)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2004 (File No. 000-25259), filed on February 8, 2005.
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2005 (File No. 000-25259), filed on May 6, 2005.
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2005 (File No. 000-25259), filed on February 9, 2006.
(14)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2006 (File No. 000-25259), filed on May 9, 2006.