Form 10-Q
period 2006-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2006-11-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2006 was 24,649,032.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2006	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$43,465	$38,752
Marketable securities	38,345	41,745
Accounts receivable, net of allowance for doubtful accounts and returns of $1,813 at September 30, 2006 and $1,833 at June 30, 2006	20,190	21,043
Other current assets	4,874	4,864

Total current assets	106,874	106,404
Property and equipment, net	7,126	7,106
Intangible assets, net	59,979	61,077
Other assets	1,857	1,247

Total assets	$175,836	$175,834

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,815	$5,990
Accrued expenses	8,070	8,660
Deferred revenue and deposits	19,208	19,880

Total current liabilities	34,093	34,530
Deferred revenue and deposits, non-current	1,644	1,249
Deferred income taxes	2,948	2,985
Other liabilities	482	462

Total liabilities	39,167	39,226

Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	248,945	246,543
Accumulated other comprehensive income	4,091	3,585
Treasury stock	(2,115)	(748)
Retained deficit	(114,275)	(112,795)

Total stockholders’ equity	136,669	136,608

Total liabilities and stockholders’ equity	$175,836	$175,834

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2006	2005
Revenues:
Subscriptions and transactions	$6,484	$4,879
Software licenses	1,851	3,256
Service and maintenance	13,507	12,657
Equipment and supplies	3,380	3,886

Total revenues	25,222	24,678
Cost of revenues:
Subscriptions and transactions	2,452	1,844
Software licenses	197	305
Service and maintenance (1)	6,177	5,692
Equipment and supplies	2,526	3,060

Total cost of revenues	11,352	10,901

Gross profit	13,870	13,777
Operating expenses:
Sales and marketing (1)	6,307	6,345
Product development and engineering (1)	3,753	2,514
General and administrative (1)	4,797	4,213
Amortization of intangible assets	1,461	887

Total operating expenses	16,318	13,959

Loss from operations	(2,448)	(182)
Other income, net	969	639

Income (loss) before provision for income taxes	(1,479)	457
Provision for income taxes	1	310

Net income (loss)	$(1,480)	$147

Basic and diluted net income (loss) per share:	$(0.06)	$0.01

Shares used in computing net income (loss) per share:
Basic	23,430	22,160

Diluted	23,430	23,242

(1)	Stock based compensation is allocated as follows:

	Three Months Ended September 30,
	2006	2005
Cost of revenues: service and maintenance	$108	$127
Sales and marketing	662	578
Product development and engineering	199	229
General and administrative	867	724

	$1,836	$1,658

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2006	2005
Operating activities:
Net income (loss)	$(1,480)	$147
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	1,836	1,658
Amortization of intangible assets	1,461	887
Amortization of investment income	—	(7)
Depreciation and amortization of property and equipment	671	641
Deferred income tax benefit	(90)	—
Write-off of excess tax benefits associated with stock compensation	(37)	—
Provision for allowances on accounts receivable	28	27
Provision for obsolete inventory	(11)	20
Gain on foreign exchange	(10)	(10)
Changes in operating assets and liabilities:
Accounts receivable	1,018	731
Inventory, prepaid expenses and other current assets	(527)	573
Accounts payable, accrued expenses and deferred revenue and deposits	(212)	(2,124)

Net cash provided by operating activities	2,647	2,543
Investing activities:
Purchases of available-for-sale securities	(9,050)	(26,500)
Proceeds from sales of available-for-sale securities	12,450	—
Purchases of held-to-maturity securities	—	(46)
Proceeds from sales of held-to-maturity securities	—	2,084
Purchases of property, plant and equipment, net	(645)	(771)

Net cash provided by (used in) investing activities	2,755	(25,233)
Financing activities:
Repurchase of common stock	(1,636)	—
Net proceeds from sale of common stock	—	46,775
Proceeds from employee stock purchase plan and exercise of stock options	872	2,348

Net cash provided by (used in) financing activities	(764)	49,123
Effect of exchange rate changes on cash and cash equivalents	75	(16)

Increase in cash and cash equivalents	4,713	26,417
Cash and cash equivalents at beginning of period	38,752	20,789

Cash and cash equivalents at end of period	$43,465	$47,206

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 12, 2006.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2 – Business Acquisitions

The Company acquired Visibillity, Inc. (Visibillity), a provider of legal e-billing solutions specializing in the insurance industry, on December 31, 2005, and acquired Tranmit Plc. (Tranmit), a UK-based company that provides web-based purchase-to-pay automation solutions, on January 24, 2006.

The following unaudited pro-forma financial information presents the combined results of operations of the Company, Visibillity and Tranmit as if the acquisitions had occurred as of July 1, 2005, after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets, a decrease in interest income as a result of cash paid for the acquisitions and the dilutive effect of common stock issued by the Company. This pro-forma financial information does not necessarily reflect the results of operations that would have actually occurred had the Company and the acquired entities been a single entity during this period.

Pro Forma September 30, 2005
(in thousands, except per share amounts)
Revenues	$26,678
Net loss	$(740)
Net loss per basic and diluted share	$(0.03)

Note 3—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2006	2005
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(1,480)	$147

Denominator – Weighted average shares outstanding used in computing income (loss) per share:
Basic	23,430	22,160

Diluted	23,430	23,242

Basic and diluted net income (loss) per share:	$(0.06)	$0.01

Note 4—Comprehensive Income or Loss

Comprehensive income or loss represents net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Net income (loss)	$(1,480)	$147
Other comprehensive income (loss):
Foreign currency translation adjustments	506	(371)

Comprehensive loss	$(974)	$(224)

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

The Company’s operating segments are organized principally by the type of product or services offered and by geography. As of July 1, 2006, the Company revised the structure of its internal operating segments and changed the nature of the financial information that is provided to and used by the Company’s chief operating decision makers. The change in segment structure as of July 1, 2006 resulted in three reportable segments, and that change is reflected for all periods presented. The Company’s reportable segments are as follows:

Payments and Transactional Documents. The Company’s Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also provides an array of standard professional services and equipment and supplies that complement and enhance the Company’s core software products. Revenue associated with this segment has historically been recorded upon delivery. However, the Company expects that a growing component of revenue within this segment will be recorded on a ratable basis as the Company continues to convert certain of its products to a subscription based pricing model. This segment also incorporates the Company’s check printing and automated accounts payable solutions in the UK, revenue for which is typically recorded on a per transaction basis or ratably over the expected life of the customer relationship.

Banking Solutions. The Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. These solutions typically involve longer implementation periods and a significant level of professional resources. Due to the tailored nature of these products, revenue is generally recognized on a percentage of completion basis.

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. The majority of the activity in this segment is associated with the Company’s Legal exchange solution, which provides customers the opportunity to create more efficient processes for managing invoices generated by outside law firms while offering access to important legal spend factors such as budgeting, expense monitoring and outside counsel performance. Revenue for this segment is generally recognized on a per transaction basis or proportionately over the estimated life of the customer relationship.

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

The Company’s chief operating decision makers assess segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis, and excludes stock compensation expense and acquisition-related expenses such as amortization of intangible assets and charges related to acquired in-process research and development. There are no inter-segment sales; accordingly the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to the Company’s operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended September 30,
	2006		2005
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues
Revenues:
Payments and Transactional Documents	$17,931	71.1	$20,164	81.7
Banking Solutions	3,953	15.7	2,085	8.5
Outsourced Solutions	3,338	13.2	2,429	9.8

Total revenues	$25,222	100.0	$24,678	100.0

Segment measure of profit
Payments and Transactional Documents	$757		$2,134
Banking Solutions	(729)		(569)
Outsourced Solutions	820		798

Total measure of segment profit	$848		$2,363

A reconciliation of the measure of segment profit to GAAP operating income before the provision for income taxes is as follows:

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Segment measure of profit	$848	$2,363
Less:
Amortization of intangible assets	(1,461)	(887)
Stock compensation expense	(1,836)	(1,658)
Add:
Other income, net	969	639

Income before provision for income taxes	$(1,480)	$457

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$423	$400
Banking Solutions	108	62
Outsourced Solutions	140	179

Total depreciation expense	$671	$641

Geographic Information

Revenues, which are based on the point of sale, not the location of the customer, by geographic area were as follows:

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Revenues from unaffiliated customers:
United States	$13,536	$12,226
United Kingdom	11,285	12,090
Australia	401	362

Total revenues from unaffiliated customers	$25,222	$24,678

Long-lived assets, which are based on geographical location, were as follows:

	September 30,	June 30,
	2006
	(in thousands)
Long-lived assets, net
United States	$4,670	$4,169
United Kingdom	4,101	3,970
Australia	212	214

Total long-lived assets, net	$8,983	$8,353

Note 6—Income Taxes

In the three month periods ended September 30, 2006 and 2005, the Company recorded income tax expense of $1,000 and $310,000, respectively. The provision for income taxes as of September 30, 2006 consisted of a small amount of US state income tax expense, which will be incurred irrespective of the Company’s net operating loss carryforward, deferred income tax expense in the US as a result of an increase in the valuation allowance associated with specific US deferred tax assets, income tax expense associated with the Company’s Australian operations, and an income tax benefit relating to the Company’s UK operations.

Note 7—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$19,176	$(15,581)	$3,595
Customer related	21,755	(7,774)	13,981
Patent	953	(47)	906
Below market lease	88	(29)	59

Total	$41,972	$(23,431)	18,541

Unamortized intangible assets:
Goodwill			41,438

Total intangible assets, net			$59,979

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$19,082	$(15,072)	$4,010
Customer related	21,633	(6,748)	14,885
Patent	953	(30)	923
Below market lease	87	(18)	69

Total	$41,755	$(21,868)	19,887

Unamortized intangible assets:
Goodwill			41,190

Total intangible assets, net			$61,077

Estimated amortization expense for fiscal year 2007 and subsequent fiscal years, excluding the impact of amortization expense associated with intangible assets arising from the Company’s October 2006 acquisition of FormScape Group Ltd., is as follows:

In thousands
2007	$5,735
2008	5,231
2009	4,043
2010	2,927
2011	1,279
2012 and thereafter	787

Note 8 – Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

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

Note 9 – Subsequent Events

On October 13, 2006, the Company acquired all of the outstanding share capital of FormScape Group Ltd. (Formscape). Formscape is a UK-based company, with operations in the United States, the United Kingdom and Germany. Formscape provides solutions for automating document and financial transaction processes. The purchase consideration for Formscape was approximately $17.0 million of cash and $5.2 million (521,159 shares) of the Company’s common stock, as valued on the date of acquisition. The Company believes that the Formscape acquisition will broaden the Company’s customer base, expand channel partner relationships and allow the Company to offer more advanced financial and document process automation solutions to its customers.

The Company expects that a substantial portion of the Formscape purchase price will ultimately be allocated to intangible assets, and such assets are likely to include acquired core technology, customer related assets and goodwill. The Company expects to finalize its purchase price allocation no later than June 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

Overview

We provide electronic payment and invoice solutions to corporations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice approval, collections, cash management, risk mitigation, reporting and document archive. We offer software designed to run on-site at the customer’s location as well as hosted solutions. Historically, our software has been sold predominantly on a perpetual license basis. Currently, however, we are transitioning our model and a large part of our focus is on selling subscription and transaction-based product offerings.

Our offerings include products and services that automate the purchase-to-pay process for corporations, allowing them to achieve better control and efficiency with the documents, transactions and payments involved. We also provide a service that receives, manages and controls legal invoices and the related spend management for insurance companies and other large consumers of outside legal services. In addition to these products and services, we offer banks software and services that they use to provide cash management services to their corporate customers.

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

For the first quarter of fiscal year 2007, our revenue increased to $25.2 million from $24.7 million in the same quarter of the last fiscal year. This increase was primarily attributable to increases in our subscription and transaction revenues and professional services revenues. These increases were offset by decreases in software license revenues as a result of the end of the BACSTEL-IP initiative in the UK. The decrease in software license revenues also reflects the impact of our focus on moving toward a subscription-based license model. During the first quarter of fiscal 2007, we derived approximately 46% of our revenue through our international operations, the majority of which was attributable to our Bottomline Europe subsidiary. We expect future revenue growth to be driven by increased purchases by new and existing financial institution customers in both North America and international markets, the continued market adoption of our Legal eXchange product in the US, the contribution of a full year of revenue from our prior year acquisitions and the contribution of revenue from our subscription and transaction-based products.

We had a net loss of $1.5 million in the three months ended September 30, 2006 compared to net income of $147,000 in the three months ended September 30, 2005. During the three months ended September 30, 2006, our operating results were negatively impacted as a result of a reduction in software license revenues, our highest margin revenue stream, an increase in product development expense as we continued to make investments in our banking and purchase-to-pay products, and an increase in intangible asset amortization reflecting the impact of our prior year acquisitions.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2006 related to stock-based compensation, revenue recognition, goodwill and intangible assets and the valuation of acquired intangible assets. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 12, 2006.

Recent Accounting Pronouncements

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

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenues by segment

As of July 1, 2006, we revised the structure of our internal operating segments and changed the nature of the financial information that is provided to and used by our chief operating decision makers. We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The change in segment composition on July 1, 2006 is reflected for all financial periods presented. The following table represents our revenues by segment:

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$17,931	71.1	$20,164	81.7	$(2,233)	(11.0)
Banking Solutions	3,953	15.7	2,085	8.5	1,868	90.0
Outsourced Solutions	3,338	13.2	2,429	9.8	909	37.4

	$25,222	100.0	$24,678	100.0	$544	2.2

Payments and Transactional Documents. The revenue decrease for the three months ended September 30, 2006 was primarily attributable to decreases in software license revenues and implementation revenues in the UK as a result of the BACSTEL-IP initiative having ended. The decrease in software license fees was also attributable to the impact of our continued focus on subscription-based license arrangements rather than arrangements involving a perpetual license fee. We expect revenue for the Payments and Transactional Documents segment to increase during the remainder of the fiscal year.

Banking Solutions. The increase in revenue for the three months ended September 30, 2006 was a result of an increase in orders and project activity with financial institution customers in the US. We expect revenues for the Banking Solutions segment to increase as a result of increased purchases by new and existing financial institution customers in both North America and international markets.

Outsourced Solutions. The revenue increase for the three months ended September 30, 2006 was primarily as a result of the revenue contribution from Visibillity, which we acquired in fiscal 2006. We expect revenue for the Outsourced Solutions segment to increase during the remainder of the fiscal year.

Revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$6,484	25.7	$4,879	19.8	$1,605	32.9
Software licenses	1,851	7.4	3,256	13.2	(1,405)	(43.2)
Service and maintenance	13,507	53.5	12,657	51.3	850	6.7
Equipment and supplies	3,380	13.4	3,886	15.7	(506)	(13.0)

Total revenues	$25,222	100.0	$24,678	100.0	$544	2.2

Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from Visibillity which we acquired during fiscal 2006 and growth in our transactional based UK solutions. We expect subscription and transaction revenues to increase during the remainder of the fiscal year as a result of a full year of revenue contribution from our prior year acquisitions and as a result of orders for our subscription and transaction based product offerings.

Software Licenses. The decrease in software license revenues was due principally to a decrease in UK license fees as a result of the BACSTEL-IP initiative having ended in the UK. The decrease was also attributable to the impact of our continued focus on subscription-based license arrangements rather than arrangements involving a perpetual license fee. We expect software license revenues to increase during the remainder of the fiscal year.

Service and Maintenance. The increase in service and maintenance revenues occurred primarily as a result of increases in professional services revenues associated with long-term banking projects in the US, offset in part by a decrease in professional services revenues in the UK as the BACSTEL-IP implementations were completed. We expect that service and maintenance revenues will increase during the remainder of the fiscal year.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to our continued de-emphasis of this revenue category and the absence in the three months ended September 30, 2006 of a large transaction that had occurred in the quarter ended September 30, 2005 in the US in connection with the implementation of a system solution for a financial institution customer. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of the fiscal year.

Cost of revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$2,452	9.7	$1,844	7.5	$608	33.0
Software licenses	197	0.8	305	1.2	(108)	(35.4)
Service and maintenance	6,069	24.1	5,565	22.5	504	9.1
Stock compensation expense	108	0.4	127	0.5	(19)	(15.0)
Equipment and supplies	2,526	10.0	3,060	12.4	(534)	(17.5)

Total cost of revenues	$11,352	45.0	$10,901	44.1	$451	4.1

Gross profit	$13,870	55.0	$13,777	55.9	$93	0.7

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams and costs related to our hosting infrastructure such as depreciation and facilities related expenses. The increase in subscription and transaction costs was due principally to the increase in subscription and transaction revenues and costs associated with the operations of Visibillity and Tranmit. We expect that subscription and transactions costs will increase proportionally with revenue over the remainder of the fiscal year.

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased to 11% of software license revenues in the three months ended September 30, 2006 compared to 9% in the three months ended September 30, 2005. The increase in software license cost of revenues was primarily due to the costs of certain third party software that is incorporated into certain of our banking products in the US. We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs remained consistent as a percentage of service and maintenance revenues at 45% in the three months ended September 30, 2006 compared to 44% in the three months ended September 30, 2005. We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 75% of equipment and supplies revenues in the three months ended September 30, 2006 compared to 79% of equipment and supplies revenues in the three months ended September 30, 2005. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to the absence in the three months ended September 30, 2006 of a large, lower margin transaction that had occurred with a financial institution customer in the US during the three months ended September 30, 2005. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$5,645	22.4	$5,767	23.4	$(122)	(2.1)
Stock compensation expense	662	2.6	578	2.3	84	14.7
Product development and engineering	3,554	14.1	2,285	9.3	1,269	55.5
Stock compensation expense	199	0.8	229	0.9	(30)	13.1
General and administrative	3,930	15.6	3,489	14.1	441	12.6
Stock compensation expense	867	3.4	724	2.9	143	19.8
Amortization of intangible assets	1,461	5.8	887	3.6	574	64.7

Total operating expenses	$16,318	64.7	$13,959	56.5	$2,359	16.9

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses remained consistent from the three months ended September 30, 2005 to the three months ended September 30, 2006. We expect that sales and marketing expenses will remain relatively consistent over the remainder of the fiscal year.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses was primarily attributable to increases in third party contractor expenses as a result of our continued investment in our banking and purchase-to-pay products, and expenses associated with the activities of Visibillity and Tranmit which we acquired in the prior fiscal year. We expect that product development and engineering expenses will increase during the remainder of the fiscal year.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was attributable to expenses associated with the activities of Visibillity and Tranmit, and an increased use of contractors. We expect that general and administrative expenses will remain relatively consistent during the remainder of the fiscal year.

Stock Compensation Expense. During the three months ended September 30, 2006, stock compensation expense remained relatively consistent at approximately $1.8 million as compared to stock compensation expense of approximately $1.7 million for the three months ended September 30, 2005. The expense associated with share based payments is recorded as expense within the same functional expense category as cash compensation for the respective employee is recorded. For the three months ended September 30, 2006 and 2005, stock compensation expense was allocated as follows:

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Cost of revenues, service and maintenance	$108	$127
Sales and marketing	662	578
Product development and engineering	199	229
General and administrative	867	724

	$1,836	$1,658

For the remainder of fiscal 2007, we expect to incur quarterly expenses that are relatively consistent with the level of expense recorded in our first quarter.

Amortization of Intangible Assets. Amortization expense increased primarily due to the impact of our fiscal 2006 acquisitions of Visibillity and Tranmit. We expect that total amortization expense for fiscal 2007, excluding amortization expense associated with intangible assets resulting from our October 2006 acquisition of Formscape, will approximate $5.7 million.

Provision for Income Taxes. Our provision for income taxes was $1,000 for the three months ended September 30, 2006 compared to $310,000 for the three months ended September 30, 2005. For the three months ended September 30, 2006, we recorded income tax expense associated with our US and Australian operations, offset by an income tax benefit associated with our UK operations.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Cash provided by operating activities	$2,647	$2,543

	At
	September 30,	June 30,
	2006
Cash, cash equivalents and marketable securities	$81,810	$80,497
Working capital	72,781	71,874

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We have generated positive operating cash flows in the current fiscal quarter and in each of our last five completed fiscal years. We believe that the cash generated from our operations and the cash, cash equivalents and marketable securities on hand, particularly given that we have no long-term debt obligations, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would require the approval of our board of directors, and in some cases, stockholders and potentially bank or regulatory approval. We also may undertake additional business or asset acquisitions.

In October 2006, we paid approximately $17 million from our cash balances to acquire Formscape. We do not believe that this payment adversely affects our overall liquidity position and we continue to believe that our existing cash and investment balances, as well as cash generated from operations, will be sufficient to meet our operating requirements for the foreseeable future.

Operating Activities

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Net income (loss)	$(1,480)	$147
Non-cash adjustments	3,848	3,216
Changes in working capital	279	(820)

Net cash provided by operating activities	$2,647	$2,543

Net cash provided by operating activities for the three months ended September 30, 2006 was due to our net loss, affected by favorable non-cash adjustments and collections on accounts receivable, offset in part by decreases in accrued expenses and deferred revenue. Net cash provided by operating activities for the three months ended September 30, 2005 was primarily due to our net income, affected by favorable non-cash adjustments. Non-cash adjustments are transactions that result in the recognition of financial statement expense but not a corresponding cash receipt or disbursement, such as stock compensation expense, amortization of intangible assets, depreciation and amortization of property and equipment and provision for allowances of accounts receivable.

Investing Activities

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Purchases of available-for-sale securities	$(9,050)	$(26,500)
Proceeds from sale of available-for-sale securities	12,450	—
Purchases of held-to-maturity securities	—	(46)
Proceeds from sales of held-to-maturity securities	—	2,084
Purchases of property and equipment	(645)	(771)

Net cash provided by (used in) investing activities	$2,755	$(25,233)

In the three months ended September 30, 2006, cash was primarily provided through the sale of marketable securities and was used to purchase marketable securities and, to a lesser extent, to acquire property and equipment. For the three months ended September 30, 2005, cash was primarily used to acquire high quality marketable securities and, to a lesser extent, to acquire property and equipment. We expect to incur quarterly capital expenditures during the remainder of fiscal 2007 consistent with, on average, the level of capital expenditures incurred in our first fiscal quarter.

Financing Activities

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Repurchase of common stock	(1,636)	—
Net proceeds from sale of common stock	—	46,775
Proceeds from employee stock purchase plan and exercise of stock options	872	2,348

Net cash provided by (used in) financing activities	$(764)	$49,123

Net cash used in financing activities for the three months ended September 30, 2006 was primarily the result of the repurchase of our common stock, offset by proceeds received from the exercise of stock options and contributions to our employee stock purchase plan. Net cash provided by financing activities for the three months ended September 30, 2005 was primarily the result of $46.8 million in net proceeds received from the follow-on offering of our common stock in July 2005 and proceeds of $2.3 million from the exercise of stock options and contributions to our employee stock purchase plan.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2006, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities primarily due to changes in the interest rates. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our annual report on Form 10-K as filed with the SEC on September 12, 2006.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

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

Our future financial results will be impacted by our success in moving components of our business to a subscription-based revenue model

A substantial portion of our revenues and profitability have historically been generated from software license revenues. We are currently transitioning some, and may in the future transition other, portions of our business to a subscription-based revenue model which we believe has certain advantages over a perpetual license model, including better predictability of revenue. Our recent acquisitions of Visibillity and Tranmit are aligned toward, and will be operated principally under, a subscription-based revenue model. Over time, we expect that more of our licensed software products that were historically sold only on a perpetual license basis will be offered for sale on a subscription basis.

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

Integration of acquisitions could interrupt our business and our financial condition could be harmed

We have made several recent business acquisitions. We may in the future continue to acquire, or make investments in, other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At September 30, 2006, the carrying value of our goodwill and our other intangible assets was $41.4 million and $18.5 million, respectively. While we reviewed our goodwill and intangible assets during our fourth quarter of fiscal year 2006 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we have experienced slowing growth rates with certain of our licensed software products, and in 2006, we experienced a decrease in software license revenues as a result of the BACSTEL-IP initiative having ended in the UK. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our service, maintenance, and equipment and supplies revenue streams. In recent fiscal years, we experienced a decrease in our software license fees, particularly in the US, and during 2006, we experienced a decrease in software license revenues as the BACSTEL-IP initiative in the UK had ended. If software license fees continue to decline, or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly affected.

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations, and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have operations in the US, UK, Australia and, with our October 2006 acquisition of Formscape, Germany. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

•	continued market acceptance of our payment management offerings as part of our overall purchase-to-pay solution;

•	prospective customers’ dependence upon enterprises seeking to enhance their payment functions to integrate electronic payment capabilities;

•	our ability to introduce enhancements to meet the market’s evolving needs for secure payments and cash management solutions; and

•	continued acceptance of desktop and enterprise software, and laser check printing solutions.

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

We face significant competition in our targeted markets, including competition from companies with significantly greater resources

In recent years, we have encountered increasing competition in our targeted markets. We compete with a wide range of companies, ranging from small start-up enterprises with limited resources, which compete principally on the basis of technology features or specific customer relationships, to large companies, which can leverage significant customer bases and financial resources. Given the size and nature of the markets we target, the implementation of our growth strategy and our success in competing for market share is dependent on our ability to grow our sales and marketing capabilities and maintain an appropriate level of financial resources.

An increasing number of large and more complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, generally delay the timing of our revenue recognition and in the short-term may adversely affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These large and complex customer contracts generally require significant implementation work, product customization and modification, resulting in the recognition of revenue over the period of project completion, which normally spans several quarters. Additionally, a growing number of our products and services are sold on a hosted basis, which can involve contractually defined service periods. In such cases, revenue is typically recorded over the expected life of the customer relationship period, rather than at the outset of the arrangement, thus lengthening the period of revenue recognition. Delays in revenue recognition on these contracts could affect our operating results, financial condition and the market price of our common stock.

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

We engage off-shore development resources which may not be successful and which may put our intellectual property at risk

In order to optimize our research and development capabilities and to meet development timeframes, we contract with off-shore third party vendors in India and elsewhere for certain development activities. While our experience to date with these activities has been positive, there are a number of risks associated with off-shore development activities that include but are not limited to the following:

•	less efficient and less accurate communication and information flow as a consequence of time, distance and language barriers between our primary development organization and the off-shore resources, resulting in delays or deficiencies in development efforts;

•	disruption due to political or military conflicts around the world;

•	misappropriation of intellectual property from departing personnel, which we may not readily detect; and

•	currency exchange rate fluctuations that could adversely impact the cost advantages intended from these agreements.

To the extent that these or unforeseen risks occur, our operating results and financial condition could be adversely impacted.

We may incur significant costs from class action litigation as a result of expected volatility in our common stock

In the past, companies that have experienced market price volatility of their stock have been the targets of securities class action litigation. In August 2001, we were named as a party in one of the so-called “laddering” securities class action suits relating to the underwriting of our initial public offering. We could incur substantial costs and experience a diversion of our management’s attention and resources in connection with any such litigation, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
July 1, 2006 — July 31, 2006	77,500	$7.72	77,500	$9,300,000
August 1, 2006 — August 31, 2006	40,000	9.74	40,000	$9,000,000
September 1, 2006 — September 30, 2006	51,225	$9.93	51,225	$8,400,000

Total	168,725	$8.87	168,725	$8,400,000

(1)	In June 2006, our board of directors announced that it had authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 6. Exhibits

See the Exhibit Index on page 27 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 8, 2006	By:	/S/ KEVIN M. DONOVAN
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