Form 10-Q
period 2006-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2007-02-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of January 31, 2007 was 24,577,230.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2006	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$32,761	$38,752
Marketable securities	31,647	41,745
Accounts receivable, net of allowance for doubtful accounts and returns of $1,695 at December 31, 2006 and $1,833 at June 30, 2006	23,474	21,043
Other current assets	4,955	4,864

Total current assets	92,837	106,404
Property and equipment, net	7,755	7,106
Intangible assets, net	89,263	61,077
Other assets	1,838	1,247

Total assets	$191,693	$175,834

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,446	$5,990
Accrued expenses	11,077	8,660
Deferred revenue and deposits	22,961	19,880

Total current liabilities	39,484	34,530
Deferred revenue and deposits, non current	2,140	1,249
Deferred income taxes	6,987	2,985
Other liabilities	538	462

Total liabilities	49,149	39,226
Stockholders’ equity:
Common stock	24	23
Additional paid-in-capital	256,674	246,543
Accumulated other comprehensive income	6,889	3,585
Treasury stock	(4,652)	(748)
Accumulated deficit	(116,391)	(112,795)

Total stockholders’ equity	142,544	136,608

Total liabilities and stockholders’ equity	$191,693	$175,834

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2006	2005
Revenues:
Software licenses	$4,082	$3,615
Subscriptions and transactions	6,743	5,121
Service and maintenance	15,492	13,476
Equipment and supplies	3,334	3,906

Total revenues	29,651	26,118
Cost of revenues:
Software licenses	186	375
Subscriptions and transactions	2,633	1,802
Service and maintenance (1)	7,191	6,013
Equipment and supplies	2,470	3,115

Total cost of revenues	12,480	11,305

Gross profit	17,171	14,813
Operating expenses:
Sales and marketing (1)	7,929	6,195
Product development and engineering (1)	4,220	2,803
General and administrative (1)	5,813	4,495
Amortization of intangible assets	2,412	774

Total operating expenses	20,374	14,267

Income (loss) from operations	(3,203)	546
Other income, net	770	867

Income (loss) before provision for income taxes	(2,433)	1,413
Provision (benefit) for income taxes	(317)	344

Net income (loss)	$(2,116)	$1,069

Basic and diluted net income (loss) per share:	$(0.09)	$0.05

Shares used in computing net income (loss) per share:
Basic	23,622	22,687

Diluted	23,622	22,988

(1)	Stock based compensation is allocated as follows:

	Three Months Ended December 31,
	2006	2005
Cost of revenues: service and maintenance	$164	$119
Sales and marketing	705	582
Product development and engineering	198	209
General and administrative	1,037	833

	$2,104	$1,743

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Six Months Ended December 31,
	2006	2005
Revenues:
Software licenses	$5,933	$6,872
Subscriptions and transactions	13,227	10,001
Service and maintenance	28,998	26,132
Equipment and supplies	6,714	7,792

Total revenues	54,872	50,797
Cost of revenues:
Software licenses	383	680
Subscriptions and transactions	5,085	3,217
Service and maintenance (1)	13,367	12,135
Equipment and supplies	4,997	6,175

Total cost of revenues	23,832	22,207

Gross profit	31,040	28,590
Operating expenses:
Sales and marketing (1)	14,236	12,540
Product development and engineering (1)	7,972	5,317
General and administrative (1)	10,611	8,708
Amortization of intangible assets	3,873	1,661

Total operating expenses	36,692	28,226

Income (loss) from operations	(5,652)	364
Other income, net	1,739	1,505

Income (loss) before provision for income taxes	(3,913)	1,869
Provision for income taxes	(317)	654

Net income (loss)	$(3,596)	$1,215

Basic and diluted net income (loss) per share	$(0.15)	$0.05

Shares used in computing net income per share:
Basic	23,526	22,424

Diluted	23,526	23,115

(1)	Stock based compensation is allocated as follows:

	Six Months Ended December 31,
	2006	2005
Cost of revenues: service and maintenance	$272	$246
Sales and marketing	1,368	1,160
Product development and engineering	397	438
General and administrative	1,903	1,557

	$3,940	$3,401

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2006	2005
Operating activities:
Net income (loss)	$(3,596)	$1,215
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	3,940	3,401
Amortization of intangible assets	3,873	1,661
Amortization of investment income	—	(7)
Depreciation and amortization of property and equipment	1,447	1,287
Deferred income tax benefit	(412)	—
Excess tax benefits associated with stock compensation	(29)	—
Provision for allowances on accounts receivable	(122)	53
Provision for obsolete inventory	(28)	47
Loss (gain) on foreign exchange	(52)	17
Changes in operating assets and liabilities:
Accounts receivable	828	526
Inventory, prepaid expenses and other assets	819	882
Accounts payable, accrued expenses and deferred revenue and deposits	(2,313)	(4,695)

Net cash provided by operating activities	4,355	4,387
Investing activities:
Acquisition of business and assets, net of cash acquired	(16,970)	56
Purchases of available-for-sale securities	(10,350)	(33,350)
Purchases of held-to-maturity securities	—	(46)
Proceeds from sales of available-for-sale securities	20,450	5,800
Proceeds from sales of held-to-maturity securities	—	2,084
Purchases of property, plant and equipment, net	(1,209)	(1,401)

Net cash used in investing activities	(8,079)	(26,857)
Financing activities:
Repurchase of common stock	(4,003)	—
Net proceeds from sale of common stock	—	46,769
Proceeds from employee stock purchase plan and exercise of stock options	1,279	3,404
Payment of bank financing fees	(20)	(20)
Payments under capital lease obligations	(29)	—
Excess tax benefits associated with stock compensation	29	—

Net cash provided by (used in) financing activities	(2,744)	50,153
Effect of exchange rate changes on cash and cash equivalents	477	(153)

Increase (decrease) in cash and cash equivalents	(5,991)	27,530
Cash and cash equivalents at beginning of period	38,752	20,789

Cash and cash equivalents at end of period	$32,761	$48,319

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Issuance of common stock in connection with acquisitions	$5,206	$—

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2006

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 12, 2006.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2—Business Acquisitions

The Company acquired Visibillity, Inc. (Visibillity), a provider of legal e-billing solutions specializing in the insurance industry, on December 31, 2005, and acquired Tranmit Plc. (Tranmit), a UK-based company that provides web-based purchase-to-pay automation solutions, on January 24, 2006.

On October 13, 2006 the Company, through its UK subsidiary, acquired all of the outstanding share capital of Formscape Group, Ltd. (Formscape). Formscape is a UK headquartered company with operations in the United States, the United Kingdom and Germany, that provides software solutions for automating purchase-to-pay, document and financial transaction processes. The purchase consideration for Formscape was approximately $22.2 million, consisting of approximately $17.0 million of cash and $5.2 million (521,159 shares) of the Company’s common stock, as valued on the date of the acquisition. The Company believes that the Formscape acquisition will extend its capabilities and depth with respect to its purchase-to-pay offering, broaden its customer base and expand its channel partner relationships both domestically and in Europe. Formscape operating results are included in the Company’s operating results from the date of acquisition forward, as a component of the Payments and Transactional Documents segment.

At December 31, 2006, the allocation of the purchase price for Formscape was preliminary as the Company was still in the process of obtaining information relating to the fair value of assets acquired and liabilities assumed, including the value that should be assigned to intangible assets and to acquired deferred revenue. As a result of the preliminary purchase price allocation and the exchange rates in effect at the time of the acquisition, the Company recorded intangible assets of approximately $29.4 million, consisting of acquired customer related assets of $13.8 million, acquired technology of $4.8 million and goodwill of $10.8 million. The customer related assets and acquired technology are being amortized to expense over periods of five and three years, respectively, at amortization rates that are proportional to the estimated economic contribution of the underlying assets. The Company expects to finalize its purchase price allocation by June 30, 2007.

In connection with the acquisition, the Company accrued approximately $528,000 and $913,000 related to involuntary termination costs of Formscape employees and Formscape facility exit costs, respectively. At December 31, 2006, the Company’s exit plans for two facilities (one in the US and one in the UK) were still being finalized. Accordingly the estimated exit costs for these two facilities might require adjustment in a subsequent quarter. The Company expects to finalize and complete its exit plans no later than June 30, 2007, with any required adjustment to the facility exit accruals resulting in a corresponding adjustment to goodwill. At December 31, 2006, remaining exit accruals for employee severance and facilities exit costs were $82,000 and $776,000, respectively, and the Company currently expects that all severance and exit accruals will be paid by June 30, 2007.

As more fully disclosed in Note 8, there were certain commitments and contingencies assumed by the Company in connection with the Formscape acquisition. Accordingly, purchase consideration of approximately $2.5 million in cash and 196,574 shares of the Company’s common stock (valued at approximately $1.9 million based on the Company’s stock price on the date of acquisition) was placed in an escrow account to satisfy any claims that might arise against Formscape for periods prior to the Company’s ownership. Absent a claim by the Company seeking recovery from the escrowed amounts, substantially all of the cash consideration and 87,245 shares of the common stock are scheduled for escrow release on October 13, 2007 with the remaining amounts released on October 13, 2008.

The following unaudited pro-forma financial information presents the combined results of operations of the Company and Formscape as if the acquisition had occurred as of July 1, 2006 and July 1, 2005, and in respect of Visibillity and Tranmit as if the acquisitions had occurred as of July 1, 2005, after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets, a decrease in interest income as a result of cash paid for the acquisitions and the dilutive effect of common stock issued by the Company as purchase consideration. This pro-forma financial information does not necessarily reflect the results of operations that would have actually occurred had the Company and the acquired entities been a single entity during these periods.

	Unaudited, Pro Forma Three Months Ended December 31,		Unaudited, Pro Forma Six Months Ended December 31,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Revenues	30,375	33,063	60,144	64,201
Net loss	(2,708)	(1,310)	(5,845)	(4,514)
Net loss per basic and diluted share	(0.11)	(0.06)	(0.24)	(0.19)

Note 3—Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(2,116)	$1,069	$(3,596)	$1,215

Denominator:
Weighted average shares outstanding used in computing income (loss) per share:
Basic	23,622	22,687	23,526	22,424

Diluted	23,622	22,988	23,526	23,115

Basic and diluted net income (loss) per share	$(0.09)	$0.05	$(0.15)	$0.05

Note 4—Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$(2,116)	$1,069	$(3,596)	$1,215
Other comprehensive income (loss):
Foreign currency translation adjustments	2,798	(826)	3,304	(1,197)

Comprehensive income (loss)	$682	$243	$(292)	$18

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

Payments and Transactional Documents. The Company’s Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, purchase-to-pay automation, accounts payable automation and generating and storing business documents. This segment also provides an array of standard professional services and equipment and supplies that complement and enhance the Company’s core software products. Revenue associated with this segment has historically been recorded upon delivery. However, the Company expects that a growing component of revenue within this segment will be recorded on a subscription and transaction basis as sales of its newer products increase. This segment also incorporates the Company’s check printing and accounts payable automation solutions, revenue for which is typically recorded on a per transaction basis or ratably over the expected life of the customer relationship.

Banking Solutions. The Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. These solutions typically involve lengthy implementation periods and a significant level of customization. Due to the tailored nature of these products, revenue is generally recognized on a percentage of completion basis.

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. The majority of the activity in this segment is associated with the Company’s Legal exchange solution, which provides customers the opportunity to create more efficient processes for managing invoices generated by outside law firms while offering access to important legal spend factors such as budgeting, expense monitoring and outside counsel performance. Revenue for this segment is generally recognized on a per transaction basis, over a specified subscription period or proportionately over the estimated life of the customer relationship.

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

The Company’s chief operating decision makers assess segment performance based on a variety of factors that include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis, and excludes stock compensation expense and acquisition-related expenses such as amortization of intangible assets and charges related to acquired in-process research and development. There are no inter-segment sales; accordingly the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to the Company’s operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)
Revenues:
Payments and Transactional Documents	$21,552	$19,507	$39,483	$39,671
Banking Solutions	4,499	4,151	8,452	6,237
Outsourced Solutions	3,600	2,460	6,937	4,889

Total revenues	$29,651	$26,118	$54,872	$50,797

Segment measure of profit
Payments and Transactional Documents	$637	$1,817	$1,394	$3,951
Banking Solutions	(361)	530	(1,090)	(39)
Outsourced Solutions	1,037	716	1,857	1,514

Total measure of segment profit	$1,313	$3,063	$2,161	$5,426

A reconciliation of the measure of segment profit to GAAP operating income before provision for income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)
Segment measure of profit	$1,313	$3,063	$2,161	$5,426
Less:
Amortization of intangible assets	(2,412)	(774)	(3,873)	(1,661)
Stock compensation expense	(2,104)	(1,743)	(3,940)	(3,401)
Other income, net	770	867	1,739	1,505

Income (loss) before provision for income taxes	$(2,433)	$1,413	$(3,913)	$1,869

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$516	$382	$939	$782
Banking Solutions	116	87	224	149
Outsourced Solutions	144	177	284	356

Total depreciation expense	$776	$646	$1,447	$1,287

Geographic Information

Revenues, based on the point of sales, not the location of the customer, by geographic area were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)
Revenues from unaffiliated customers:
United States	$16,306	$14,613	$29,842	$26,839
Europe	12,961	10,976	24,245	23,066
Australia	384	529	785	892

Total revenues from unaffiliated customers	$29,651	$26,118	$54,872	$50,797

Long-lived assets, which are based on geographical designation, were as follows:

	December 31,	June 30,
	2006
	(in thousands)
Long-lived assets:
United States	$4,250	$4,169
Europe	5,134	3,970
Australia	209	214

Total long-lived assets	$9,593	$8,353

Note 6—Income Taxes

In the three and six month periods ended December 31, 2006, the Company recorded a net tax benefit of $317,000. The net benefit position was due to an income tax benefit associated with the Company’s UK operations. This benefit was partially offset by income tax expense associated with the Company’s Australian and German operations, and income tax expense in the US. The income tax expense in the US is a result of an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes but not amortized for financial reporting purposes. The US income tax expense also consists of a small amount of state income tax expense which will be incurred irrespective of the Company’s net operating loss carryforward. In the three and six month periods ended December 31, 2005, the Company recorded net income tax expense associated with its UK and Australian operations, as well as a small amount of US state tax expense.

Note 7—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$24,668	$(16,606)	$8,062
Customer related	36,417	(9,583)	26,834
Patent	953	(65)	888
Below Market Lease	92	(42)	50

Total	$62,130	$(26,296)	35,834

Unamortized intangible assets:
Goodwill			53,429

Total intangible assets			$89,263

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$19,082	$(15,072)	$4,010
Customer related	21,633	(6,748)	14,885
Patent	953	(30)	923
Below Market Lease	87	(18)	69

Total	$41,755	$(21,868)	19,887

Unamortized intangible assets:
Goodwill			41,190

Total intangible assets			$61,077

Estimated amortization expense for the current fiscal year, and subsequent fiscal years, is as follows:

In thousands
2007	$9,304
2008	10,421
2009	8,680
2010	6,112
2011	3,733
2012 and thereafter	1,457

Note 8 – Commitments and Contingencies

Legal Proceedings

On October 19, 2004, a complaint was filed against Formscape, Inc. (Formscape), which the Company acquired in October 2006, by Cindy Bernstein, a former employee of Formscape. The complaint, which was subsequently amended, is pending in the United States District Court for the Eastern District of North Carolina, Western Division and alleges disparate treatment in violation of Title VII of the Civil Rights Act, wrongful discharge in violation of public policy, fraud, unfair and deceptive trade practices, discrimination in business, breach of contract and quantum meruit. The plaintiff is seeking damages for back salary, benefits and commissions as well as punitive damages, treble damages, attorney fees and costs. Formscape filed a petition for summary judgment and in January 2007 the court, in response to that petition, ruled that certain of the plaintiff’s charges were invalid as a point of law.

On January 24, 2007, the parties filed a motion with the court requesting the court appoint a magistrate judge to serve as a mediator. However, a date for mediation has not yet been set, and there is no guarantee that any attempt at mediation would be successful. While at this point the ultimate resolution of this matter is uncertain, Formscape intends to conduct a vigorous defense of the lawsuit. Based on insurance coverage and amounts held in escrow as part of the Formscape acquisition, the Company does not believe that the resolution of this matter will have a material impact on its future operating results or financial condition.

On August 10, 2001, a class action complaint was filed against the Company in the United States District Court for the Southern District of New York: Paul Cyrek v. Bottomline Technologies, Inc.; Daniel M. McGurl; Robert A. Eberle; FleetBoston Robertson Stephens, Inc.; Deutsche Banc Alex Brown Inc.; CIBC World Markets; and J.P. Morgan Chase & Co. A consolidated amended class action complaint, In re Bottomline Technologies Inc. Initial Public Offering Securities Litigation, was filed on April 20, 2002. The amended complaint supersedes the class action complaint filed against the Company in the United States District Court for the Southern District of New York on August 10, 2001.

The amended complaint filed in the action asserts claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act). The amended complaint asserts, among other things, that the description in the Company’s prospectus for its initial public offering was materially false and misleading in describing the compensation to be earned by the underwriters of the offering, and in not describing certain alleged arrangements among underwriters and initial purchasers of the Company’s common stock from the underwriters. The amended complaint seeks damages (or, in the alternative, tender of the plaintiffs’ and the class’s Bottomline common stock and rescission of their purchases of the Company’s common stock purchased in the initial public offering), costs, attorneys’ fees, experts’ fees and other expenses.

In July 2002, Bottomline, Daniel M. McGurl and Robert A. Eberle joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the court heard oral argument on the motion in early November 2002. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline. In addition, in early October 2002, Daniel M. McGurl and Robert A. Eberle were dismissed from this case without prejudice. A special litigation committee of the board of directors of Bottomline authorized Bottomline to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the court. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. If the settlement is not approved, the Company intends to vigorously defend itself against this amended complaint. Bottomline does not currently believe that the outcome of this proceeding will have a material adverse impact on its financial condition, results of operations or cash flows.

Lease Obligations

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

In connection with the acquisition of Formscape on October 13, 2006, the Company now leases additional office space in the United States, UK and Germany. In addition, in connection with the Formscape acquisition, the Company assumed certain operating and capital leases for equipment and office furniture.

Remaining minimum annual rental commitments (by fiscal year) under the Company’s lease arrangements are as follows:

(in thousands)
2007	$1,647
2008	3,041
2009	2,523
2010	1,964
2011	1,521
2012	1,194

$11,890

Included as a component of the minimum lease commitments above is approximately $110,000 related to capital lease obligations, of which approximately $17,000 represents interest. At December 31, 2006, the gross value of assets recorded under capital lease arrangements was approximately $53,000.

Bank Commitments

In February 2007, the Company’s subsidiary, Bottomline Europe, renewed through December 31, 2007 its Committed Overdraft Facility (Overdraft Facility) which provides for borrowings of up to 500,000 British Pounds Sterling. Borrowings under this overdraft facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (5.0% at December 31, 2006) plus 2% and are due on the expiration date of the Overdraft Facility. There were no outstanding borrowings under the Overdraft Facility at December 31, 2006.

Note 9 – Recent Accounting Pronouncements

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

Overview

We provide electronic payment and invoice solutions to corporations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, reporting and document archive. We offer software designed to run on-site at the customer’s location as well as hosted solutions. Historically, our software has been sold predominantly on a perpetual license basis. Currently, however, a large part of our focus is on selling our newer subscription and transaction-based product offerings.

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

For the first six months of fiscal 2007, our revenues increased to $54.9 million from $50.8 million in the same period of the prior year. This revenue increase was primarily attributable to increases in our subscription and transaction revenues as a result of our prior year acquisitions of Visibillity and Tranmit, and an increase in professional services revenues, mainly within our Banking Solutions operating segment. The increase was also attributable to the revenue contribution from Formscape, which we acquired in October 2006, and an increase in foreign currency exchange rates. These increases were offset in part by decreases in revenues as a result of the end of the BACSTEL-IP initiative in the UK, which concluded in December 2005. A portion of the decrease in software license revenues also reflects the impact of our focus on new product sets which are sold on a subscription and transaction based revenue model. During the first half of fiscal 2007, we derived approximately 45% of our revenue through our international operations, the majority of which was attributable to our UK operations. We expect future revenue growth to be driven by increased purchases by new and existing bank and financial institution customers in both North America and international markets, the continued market adoption of our Legal eXchange product in the US, the contribution of a full year of revenue from our current and prior year acquisitions and the contribution of revenue from our newer subscription and transaction based products.

We had a net loss of $3.6 million in the six months ended December 31, 2006 compared to net income of $1.2 million in the six months ended December 31, 2005. In the six months ended December 31, 2006 we recorded $7.8 million of expense associated with the amortization of intangible assets and stock compensation. For the six months ended December 31, 2006, our operating results were negatively impacted as a result of a reduction in software license revenues, our highest margin revenue stream, as a result of our focus on the sale of new product offerings which are offered under a subscription and transaction based revenue model. Operating results were also impacted by an increase in product development expense as we continued to make investments in our banking and accounts payable automation products and an increase in intangible asset amortization reflecting the impact of our current and prior year acquisitions. Increases in other operating expense categories largely reflect our increased operating costs as a result of current and prior year acquisitions.

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

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

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

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$21,552	72.7	$19,507	74.7	$2,045	10.5
Banking Solutions	4,499	15.2	4,151	15.9	348	0.8
Outsourced Solutions	3,600	12.1	2,460	9.4	1,140	46.3

	$29,651	100.0	$26,118	100.0	$3,533	13.5

Payments and Transactional Documents. The revenue increase for the three months ended December 31, 2006 was primarily attributable to the revenue contribution from Formscape, which we acquired in October 2006, and an increase in foreign exchange rates. This increase was partially offset by decreases in revenues in the UK as a result of the BACSTEL-IP initiative having ended in December 2005. We expect revenue for the Payments and Transactional Documents segment to increase during the remainder of the fiscal year as a result of the continuing revenue contribution from Formscape and as a result of the revenue contribution from our purchase-to-pay and accounts payable automation products.

Banking Solutions. The increase in revenue for the three months ended December 31, 2006 was a result of an increase in orders and project activity with financial institution customers. We expect revenues for the Banking Solutions segment to increase as a result of increased purchases by new and existing bank and financial institution customers in both North America and international markets.

Outsourced Solutions. The revenue increase for the three months ended December 31, 2006 was primarily a result of the revenue contribution from Visibillity, which we acquired in fiscal 2006, and from new Legal eXchange customers in the US. We expect revenue for the Outsourced Solutions segment to increase during the remainder of the fiscal year.

Revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$4,082	13.8	$3,615	13.8	$467	12.9
Subscriptions and transactions	6,743	22.8	5,121	19.6	1,622	31.7
Service and maintenance	15,492	52.2	13,476	51.6	2,016	15.0
Equipment and supplies	3,334	11.2	3,906	15.0	(572)	(14.6)

Total revenues	$29,651	100.0	$26,118	100.0	$3,533	13.5

Software Licenses. The increase in software license revenues was due principally to the revenue contribution from Formscape, which we acquired in October 2006, and an increase in foreign exchange rates. This increase was partially offset by a decrease in UK license fees as a result of the BACSTEL-IP initiative having ended in the UK in December 2005. A portion of the decrease was also attributable to the impact of our continued focus on the sale of new product offerings which generate revenue on a subscription and transaction basis. We expect software license revenues to increase during the remainder of the fiscal year as a result of the continuing revenue contribution from Formscape.

Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from Visibillity, which we acquired during fiscal 2006, and growth in our subscription and transactional based revenue streams. We expect subscription and transaction revenues to increase during the remainder of the fiscal year as a result of orders for our newer subscription and transaction based product offerings and as a result of the revenue contribution from new Legal eXchange customers.

Service and Maintenance. The increase in service and maintenance revenues occurred as a result of the revenue contribution from Formscape, an increase in professional services revenues associated with long-term banking projects and an increase in foreign exchange rates, offset in part by a decrease in services revenues in the UK as the BACSTEL-IP implementations were completed in December 2005. We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of the continuing revenue contribution from Formscape and as a result of the revenue contribution from large contracts with banks and financial institution customers.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to the absence in the three months ended December 31, 2006 of a large transaction that had occurred in the quarter ended December 31, 2005 in the US in connection with the implementation of a system solution for a financial institution customer. We expect that equipment and supplies revenues will remain relatively constant during the remainder of the fiscal year, but expect that equipment and supplies revenue will continue to decrease as a percentage of total revenues.

Cost of revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$186	0.6	$375	1.4	$(189)	(50.4)
Subscriptions and transactions	2,633	8.9	1,802	6.9	831	46.1
Service and maintenance	7,027	23.7	5,894	22.6	1,133	19.2
Stock compensation expense	164	0.6	119	0.5	45	37.8
Equipment and supplies	2,470	8.3	3,115	11.9	(645)	(20.7)

Total cost of revenues	$12,480	42.1	$11,305	43.3	$1,175	10.4

Gross profit	$17,171	57.9	$14,813	56.7	$2,358	15.9

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased to 5% of software license revenues in the three months ended December 31, 2006 compared to 10% in the three months ended December 31, 2005. The decrease in software license cost of revenues was primarily due to the contribution of Formscape software revenue, which carries a slightly higher gross margin than certain of our traditional software products, and due to a lower mix of revenue from software licenses that require royalties to third parties. We expect that software license costs will increase slightly, as a percentage of software license revenues, during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. The increase in subscription and transaction costs was due principally to the increase in subscription and transaction revenues and costs associated with the operations of Visibillity, which we acquired in the prior year. We expect that subscription and transactions costs will increase proportionally with revenue over the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs remained consistent as a percentage of service and maintenance revenues at 45% in the three months ended December 31, 2006 compared to 44% in the three months ended December 31, 2005. We expect that service and maintenance costs will remain relatively constant, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 74% of equipment and supplies revenues in the three months ended December 31, 2006 compared to 80% of equipment and supplies revenues in the three months ended December 31, 2005. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to the absence in the three months ended December 31, 2006 of a large, lower margin transaction that had occurred with a financial institution customer in the US during the three months ended December 31, 2005. We expect that equipment and supplies costs will remain relatively constant as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$7,224	24.3	$5,613	21.5	$1,611	28.7
Stock compensation expense	705	2.4	582	2.2	123	21.1
Product development and engineering	4,022	13.6	2,594	9.9	1,428	55.1
Stock compensation expense	198	0.7	209	0.8	(11)	(5.3)
General and administrative	4,776	16.1	3,662	14.0	1,114	30.4
Stock compensation expense	1,037	3.5	833	3.2	204	24.5
Amortization of intangible assets	2,412	8.1	774	3.0	1,638	211.6

Total operating expenses	20,374	68.7	14,267	54.6	$6,107	42.8

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. The increase was attributable to higher operating costs, largely as a result of headcount related costs from our current and prior year acquisitions. Costs related to customer conferences and product advertising initiatives also increased as we promoted our newer product offerings. We expect that sales and marketing expenses will remain relatively constant over the remainder of the fiscal year.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses was primarily attributable to expenses associated with the activities of our current and prior year acquisitions and increases in third party contractor expenses as a result of our continued investment in our banking and accounts payable automation products. We expect that product development and engineering expenses will increase slightly during the remainder of the fiscal year.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was attributable to expenses associated with the activities of our current and prior year acquisitions, and an increased use of external services providers to supplement our legal and finance functions. We expect that general and administrative expenses will decrease slightly during the remainder of the fiscal year.

Stock Compensation Expense. During the three months ended December 31, 2006, stock compensation expense increased slightly to approximately $2.1 million as compared to stock compensation expense of approximately $1.7 million for the three months ended December 31, 2005. The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the three months ended December 31, 2006 and 2005, stock compensation expense was allocated as follows:

	Three Months Ended December 31,
	2006	2005
	(in thousands)
Cost of revenues, service and maintenance	$164	$119
Sales and marketing	705	582
Product development and engineering	198	209
General and administrative	1,037	833

	$2,104	$1,743

For the remainder of fiscal 2007, we expect to incur quarterly expenses that are relatively consistent with the level of expense recorded in our second quarter.

Amortization of Intangible Assets. Amortization expense increased as a result of the amortization of intangible assets arising from our current and prior year acquisitions. We expect that total amortization expense for fiscal 2007 will approximate $9.3 million.

Provision for Income Taxes. We recorded an income tax benefit of $317,000 for the three months ended December 31, 2006 compared to income tax expense of $344,000 for the three months ended December 31, 2005. The net benefit position for the three months ended December 31, 2006 was due to an income tax benefit associated with our UK operations. This benefit was partially offset by income tax expense associated with our Australian, German and US operations. The US tax expense is attributable to an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes but not amortized for financial reporting purposes. In the three months ended December 31, 2005, tax expense was attributable principally to our UK operations, largely as a result of certain expenses that were not tax deductible.

Six Months Ended December 31, 2006 Compared to the Six Months Ended December 31, 2005

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

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$39,483	72.0	$39,671	78.1	$(188)	(0.1)
Banking Solutions	8,452	15.4	6,237	12.3	2,215	35.5
Outsourced Solutions	6,937	12.6	4,889	9.6	2,048	41.9

	$54,872	100.0	$50,797	100.0	$4,075	8.0

Payments and Transactional Documents. The revenue decrease for the six months ended December 31, 2006 was primarily attributable to decreases in revenues in the UK as a result of the BACSTEL-IP initiative having ended in December 2005. This decrease was partially offset by the revenue contribution of Formscape, which we acquired in October 2006, our prior year acquisitions of Visibillity and Tranmit, and an increase in foreign currency exchange rates.

Banking Solutions. The increase in revenue for the six months ended December 31, 2006 was a result of an increase in large contracts with bank and financial institution customers.

Outsourced Solutions. The revenue increase for the six months ended December 31, 2006 was primarily as a result of the revenue contribution from Visibillity, which we acquired during fiscal 2006.

Revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$5,933	10.8	$6,872	13.5	$(939)	(13.7)
Subscriptions and transactions	13,227	24.1	10,001	19.7	3,226	32.3
Service and maintenance	28,998	52.9	26,132	51.4	2,866	11.0
Equipment and supplies	6,714	12.2	7,792	15.4	(1,078)	(13.8)

Total revenues	$54,872	100.0	$50,797	100.0	$4,075	8.0

Software Licenses. The decrease in software license revenues was due principally to a decrease in UK license fees as a result of the BACSTEL-IP initiative having ended in the UK in December 2005. A portion of the decrease was also attributable to the impact of our continued focus on the sale of new product offerings which generate revenue on a subscription and transaction basis. These decreases were partially offset by the revenue contribution of Formscape and increases in foreign exchange rates.

Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from Visibillity which we acquired during fiscal 2006 and growth in our subscription and transactional based revenue streams.

Service and Maintenance. The increase in service and maintenance revenues occurred primarily as a result of increases in professional services revenues associated with long-term banking projects and the revenue contribution from Formscape, offset in part by a decrease in professional services revenues in the UK as the BACSTEL-IP implementations were completed in December 2005.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to the absence in the six months ended December 31, 2006 of several large transactions that had occurred in the six months ended December 31, 2005 in the US in connection with the implementation of system solutions for bank and financial institution customers.

Cost of revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$383	0.7	$680	1.3	$(297)	(43.7)
Subscriptions and transactions	5,085	9.3	3,217	6.3	1,868	58.1
Service and maintenance	13,095	23.8	11,889	23.4	1,206	10.1
Stock compensation expense	272	0.5	246	0.5	26	10.6
Equipment and supplies	4,997	9.1	6,175	12.2	(1,178)	(19.1)

Total cost of revenues	$23,832	43.4	$22,207	43.7	$1,625	7.3

Gross profit	$31,040	56.6	$28,590	56.3	$2,450	8.6

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased to 7% of software license revenues in the six months ended December 31, 2006 compared to 10% in the six months ended December 31, 2005. The decrease in software license cost of revenues was primarily due to the contribution of Formscape software revenue, which carries a slightly higher gross margin than certain of our traditional software products, and due to a lower mix of revenue from software licenses that require royalties to third parties.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. The increase in subscription and transaction costs was due principally to the increase in subscription and transaction revenues and costs associated with the operations of Visibillity, which we acquired in the prior year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs remained consistent as a percentage of service and maintenance revenues at 45% in the six months ended December 31, 2006 and December 31, 2005.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 74% of equipment and supplies revenues in the six months ended December 31, 2006 compared to 79% of equipment and supplies revenues in the six months ended December 31, 2005. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to the absence in the six months ended December 31, 2006 of several large, lower margin transactions that had occurred with bank and financial institution customers in the US during the six months ended December 31, 2005.

Operating Expenses

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2006 Compared to 2005
	2006		2005
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$12,868	23.4	$11,380	22.4	$1,488	13.1
Stock compensation expense	1,368	2.5	1,160	2.3	208	17.9
Product development and engineering	7,575	13.8	4,879	9.6	2,696	55.3
Stock compensation expense	397	0.7	438	0.8	(41)	(9.4)
General and administrative	8,708	15.9	7,151	14.1	1,557	21.8
Stock compensation expense	1,903	3.5	1,557	3.1	346	22.2
Amortization of intangible assets	3,873	7.1	1,661	3.3	2,212	133.2

Total operating expenses	36,692	66.9	28,226	55.6	$8,466	30.0

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses remained relatively consistent, as a percentage of revenue, during the six months ended December 31, 2006 and 2005. The increase in sales and marketing expenses in dollar terms was attributable to higher operating costs largely as a result of headcount related costs from our current and prior year acquisitions. Costs related to customer travel and product advertising also increased as we promoted and presented our newer product offerings.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses was primarily attributable to increases in third party contractor expenses as a result of our continued investment in our banking and accounts payable automation products, and expenses associated with the activities of our current and prior year acquisitions.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was attributable to expenses associated with the activities of our current and prior year acquisitions, and an increased use of external service providers to supplement our legal and finance functions.

Stock Compensation Expense. During the six months ended December 31, 2006, stock compensation expense increased to $3.9 million as compared to stock compensation expense of approximately $3.4 million for the six months ended December 31, 2005. The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the six months ended December 31, 2006 and 2005, stock compensation expense was allocated as follows:

	Three Months Ended December 31,
	2006	2005
	(in thousands)
Cost of revenues, service and maintenance	$272	$246
Sales and marketing	1,368	1,160
Product development and engineering	397	438
General and administrative	1,903	1,557

	$3,940	$3,401

Amortization of Intangible Assets. Amortization expense increased as a result of the amortization of intangible assets arising from our current and prior year acquisitions.

Provision for Income Taxes. We recorded an income tax benefit of $317,000 for the six months ended December 31, 2006 compared to income tax expense of $654,000 for the six months ended December 31, 2005. The net benefit position for the six months ended December 31, 2006 was due to an income tax benefit associated with our UK operations. This benefit was partially offset by income tax expense associated with our Australian, German and US operations. The US tax expense is attributable to an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes but not amortized for financial reporting purposes. In the six months ended December 31, 2005, tax expense was attributable principally to our UK operations, largely as a result of certain expenses that were not tax deductible.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	Six Months Ended December 31,
	2006	2005
	(in thousands)
Cash provided by operating activities	$4,355	$4,387

	December 31,	June 30,
	2006
	(in thousands)
Cash, cash equivalents and marketable securities	$64,408	$80,497
Working capital	53,353	71,874

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We have generated positive operating cash flows in the current fiscal quarter and in each of our last five completed fiscal years. We believe that the cash generated from our operations and the cash, cash equivalents and marketable securities on hand, particularly given that we have no significant long-term debt obligations, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would require the approval of our board of directors, and in some cases, stockholders and potentially bank or regulatory approval. We also may undertake additional business or asset acquisitions.

In October 2006, we paid approximately $17 million from our cash balances to acquire Formscape. We do not believe that this payment adversely affects our overall liquidity position and we continue to believe that our existing cash and investment balances, as well as cash generated from operations, will be sufficient to meet our operating requirements for the foreseeable future.

Operating Activities

	Six Months Ended December 31,
	2006	2005
	(in thousands)
Net income	$(3,596)	$1,215
Non-cash adjustments	8,617	6,459
Changes in working capital	(666)	(3,287)

Net cash provided by operating activities	$4,355	$4,387

Net cash provided by operating activities for the six months ended December 31, 2006 was primarily due to our net loss, affected by favorable non-cash adjustments and collections on accounts receivable, offset in part by decreases in accrued expenses and deferred revenue, after adjusting for the impact of acquired assets and liabilities. Net cash provided by operating activities for the six months ended December 31, 2005 was primarily due to our net income, affected by favorable non-cash adjustments, offset in part by decreases in accounts payable and accrued expenses. Non-cash adjustments are transactions that result in the recognition of financial statement expense but not a corresponding cash receipt or disbursement, such as stock compensation expense, amortization of intangible assets, depreciation and amortization of property and equipment and provision for allowances of accounts receivable.

Investing Activities

	Six Months Ended December 31,
	2006	2005
	(in thousands)
Acquisition of business and assets, net of cash acquired	$(16,970)	56
Proceeds from (purchases of) short-term investments, net	10,100	$(25,512)
Purchases of property and equipment, net	(1,209)	(1,401)

Net cash used in investing activities	$(8,079)	$(26,857)

In the six months ended December 31, 2006, cash was provided through the sale of marketable securities and was used to fund the acquisition of Formscape, and, to a lesser extent, to acquire property, plant and equipment. In the six months ended December 31, 2005, cash was primarily used to acquire high quality marketable securities and, to a lesser extent, to acquire property, plant and equipment. We expect to incur capital expenditures during the remainder of fiscal 2007 consistent with, on average, the level of capital expenditures incurred in the first six months of fiscal 2007.

Financing Activities

	Six Months Ended December 31,
	2006	2005
	(in thousands)
Repurchase of common stock	(4,003)	—
Net proceeds from sale of common stock	—	46,769
Proceeds from employee stock purchase plan, exercise of stock options	1,279	3,404
Payment of bank financing fees	(20)	(20)
Payment under capital lease obligations	(29)	—
Excess tax benefit associated with stock compensation	29	—

Net cash (used in) provided by financing activities	$(2,744)	$50,153

Net cash used in financing activities for the six months ended December 31, 2006 was primarily the result of the repurchase of our common stock, offset by proceeds received from the exercise of stock options and contributions to our employee stock purchase plan. Net cash provided by financing activities for the six months ended December 31, 2005 was primarily the result of net proceeds received from the follow-on offering of our common stock which was completed in July 2005 and proceeds from the exercise of stock options and contributions to our employee stock purchase plan.

Off-Balance Sheet Arrangements

During the three and six months ended December 31, 2006, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of December 31, 2006:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$11,780	$1,615	$7,450	$2,715	$—
Capital lease obligations	110	32	78	—	—
Other contractual obligations	—	—	—	—	—

Total	$11,890	$1,647	$7,528	$2,715	$—

*	Payment due dates are calculated from our most recent fiscal year end of June 30, 2006

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

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities primarily due to changes in the interest rates. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. During the quarter ended December 31, 2006, we, through our acquisition of Formscape, began to operate in Germany. Additionally in December 2006 we established a subsidiary in France that we expect will have operating activity during the second half of fiscal 2007 (there was no operating activity in the French subsidiary through December 31, 2006). The functional currency of both the German and French subsidiaries is the European Euro. Based on the minimal level of operating activity occurring to date and based on our operating expectations for the remainder of the fiscal year, we do not believe that there has been any material change to our exposure to market risk from that which was disclosed in our annual report on Form 10-K as filed with the SEC on September 12, 2006.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 19, 2004, a complaint was filed against Formscape, Inc., (Formscape) which we acquired in October 2006, by Cindy Bernstein, a former employee of Formscape. The complaint, which was subsequently amended, is pending in the United States District Court for the Eastern District of North Carolina, Western Division, and alleges disparate treatment in violation of Title VII of the Civil Rights Act, wrongful discharge in violation of public policy, fraud, unfair and deceptive trade practices, discrimination in business, breach of contract and quantum meruit. The plaintiff is seeking damages for back salary, benefits and commissions as well as punitive damages, treble damages, attorney fees and costs. Formscape filed a petition for summary judgment and in January 2007 the court, in response to that petition, ruled that certain of the plaintiff’s charges were invalid as a point of law.

On January 24, 2007, the parties filed a motion with the court requesting the court appoint a magistrate judge to serve as mediator. However, a date for mediation has not yet been set, and there is no guarantee that any attempt at mediation would be successful. While at this point the ultimate resolution of this matter is uncertain, Formscape intends to conduct a vigorous defense of the lawsuit. Based on insurance coverage and amounts held in escrow as part of the Formscape acquisition, we do not believe that the resolution of this matter will have a material impact on our future operating results or financial condition.

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

In July 2002, Bottomline, Daniel M. McGurl and Robert A. Eberle joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the court heard oral argument on the motion in early November 2002. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline. In addition, in early October 2002, Daniel M. McGurl and Robert A. Eberle were dismissed from this case without prejudice. A special litigation committee of the board of directors of Bottomline authorized Bottomline to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the court. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of

Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. If the settlement is not approved, we intend to vigorously defend ourselves against this amended complaint. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows.

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

Our future financial results will be impacted by our success in selling new products in a subscription and transaction based revenue model

A substantial portion of our revenues and profitability were historically generated from software license revenues. We are currently offering our new product sets under a subscription and transaction based revenue model, which we believe has certain advantages over a perpetual license model, including better predictability of revenue.

A subscription and transaction based revenue model results in substantially less up-front revenue than a perpetual license model. Additionally, there can be no assurance that our customers, or the markets in which we compete, will respond favorably to the approach we have taken with our newer offerings. To the extent that our new subscription and transaction based offerings do not receive general marketplace acceptance, our financial results could be materially and adversely affected.

Integration of acquisitions could interrupt our business and our financial condition could be harmed

We have made several recent business acquisitions, including Formscape in October 2006. We may in the future continue to acquire, or make investments in, other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At December 31, 2006, the carrying value of our goodwill and our other intangible assets was $53.4 million and $35.8 million, respectively. While we reviewed our goodwill and intangible assets during our fourth quarter of fiscal year 2006 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our service, maintenance, and equipment and supplies revenue streams. In recent fiscal years, we experienced a decrease in our software license fees, particularly in the US, and during 2006, we experienced a decrease in software license revenues as the BACSTEL-IP initiative in the UK had ended. If software license fees continue to decline, or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly adversely affected.

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations, and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have operations in the US, UK, Australia and, with our October 2006 acquisition of Formscape, Germany. We also expect to commence operations in France during the second half of fiscal 2007. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

•	continued market acceptance of our payment management offerings as part of our overall accounts payable automation solution;

•	prospective customers’ dependence upon enterprises seeking to enhance their payment functions to integrate electronic payment capabilities;

•	our ability to introduce enhancements to meet the market’s evolving needs for secure payments and cash management solutions; and

•	continued acceptance of desktop and enterprise software, and laser check printing solutions.

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

An increasing number of large and more complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, generally delay the timing of our revenue recognition and in the short-term may adversely affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These large and complex customer contracts generally require significant implementation work, product customization and modification, resulting in the recognition of revenue over the period of project completion, which normally spans several quarters. Additionally, a growing number of our products and services are sold on a hosted basis, which can involve contractually defined service periods. In such cases, revenue is typically recorded over the expected life of the customer relationship, rather than at the outset of the arrangement, thus lengthening the period of revenue recognition. Delays in revenue recognition on these contracts could affect our operating results, financial condition and the market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
October 1, 2006 — October 31, 2006	167,000	$9.70	167,000	$6,823,000
November 1, 2006 — November 30, 2006	35,000	$10.67	35,000	$6,449,000
December 1, 2006 — December 31, 2006	49,845	$10.92	49,845	$5,905,000

Total	251,845	$10.07	251,845	$5,905,000

(1)	In June 2006, our board of directors announced that it had authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2006 Annual Meeting of Stockholders on November 16, 2006. The following matters were voted upon at the Annual Meeting.

1.	Holders of 22,007,123 shares of our common stock voted to elect Joseph L. Mullen to serve for a term of three years as a Class II Director. Holders of 424,933 shares of our common stock withheld votes from such director. Holders of 22,050,852 shares of our common stock voted to elect James W. Zilinski to serve for a term of three years as a Class II Director. Holders of 381,204 shares of our common stock withheld votes from such director. Holders of 22,276,610 shares of our common stock voted to elect Michael J. Curran to serve for a term of three years as a Class II Director. Holders of 155,446 shares of our common stock withheld votes from such director.

2.	Holders of 22,384,410 shares of our common stock voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the current fiscal year. Holders of 41,943 shares of our common stock voted against ratifying such appointment, holders of 5,703 shares abstained from voting and no shares were broker non-votes.

Item 6.	Exhibits

See the Exhibit Index on page 34 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 8, 2007	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Number Description
10.1*	Share Purchase Agreement, dated as of October 13, 2006, between the Sellers (as defined therein), Bottomline Technologies Limited and Bottomline Technologies, (de), Inc.

10.2	Form of Executive Officer Bonus Plan for 2007 with respect to Robert A. Eberle and Peter S. Fortune

10.3	Letter Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Joseph L. Mullen

10.4	Letter Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Robert A. Eberle

10.5	Letter Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Peter S. Fortune

10.6	Executive Retention Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Kevin M. Donovan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Incorporated by reference to the Current Report on Form 8-K of Bottomline Technologies (de), Inc. (File No. 000-25259), filed on October 18, 2006