Form 10-Q
period 2007-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2007-05-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2007 was 24,509,464.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2007	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$36,620	$38,752
Marketable securities	28,299	41,745
Accounts receivable, net of allowance for doubtful accounts and returns of $1,595 at March 31, 2007 and $1,833 at June 30, 2006	22,629	21,043
Other current assets	5,577	4,864

Total current assets	93,125	106,404
Property and equipment, net	8,117	7,106
Intangible assets, net	86,714	61,077
Other assets	1,931	1,247

Total assets	$189,887	$175,834

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,640	$5,990
Accrued expenses	10,341	8,660
Deferred revenue and deposits	24,523	19,880

Total current liabilities	40,504	34,530
Deferred revenue and deposits, non current	2,348	1,249
Deferred income taxes	6,606	2,985
Other liabilities	509	462

Total liabilities	49,967	39,226
Stockholders’ equity:
Common stock	25	23
Additional paid-in-capital	259,825	246,543
Accumulated other comprehensive income	7,279	3,585
Treasury stock	(8,944)	(748)
Accumulated deficit	(118,265)	(112,795)

Total stockholders’ equity	139,920	136,608

Total liabilities and stockholders’ equity	$189,887	$175,834

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues:
Software licenses	$4,071	$2,543
Subscriptions and transactions	6,750	5,821
Service and maintenance	16,856	12,929
Equipment and supplies	3,438	3,599

Total revenues	31,115	24,892
Cost of revenues:
Software licenses	177	371
Subscriptions and transactions	3,064	2,740
Service and maintenance (1)	7,811	6,130
Equipment and supplies	2,532	2,930

Total cost of revenues	13,584	12,171

Gross profit	17,531	12,721
Operating expenses:
Sales and marketing (1)	8,055	6,305
Product development and engineering (1)	4,258	3,608
General and administrative (1)	5,171	4,198
Amortization of intangible assets	2,701	1,357

Total operating expenses	20,185	15,468

Loss from operations	(2,654)	(2,747)
Other income, net	682	780

Loss before provision for income taxes	(1,972)	(1,967)
Provision (benefit) for income taxes	(98)	205

Net loss	$(1,874)	$(2,172)

Basic and diluted net loss per share:	$(0.08)	$(0.09)

Shares used in computing net loss per basic and diluted share:	23,529	23,083

(1)	Stock based compensation is allocated as follows:

	Three Months Ended March 31,
	2007	2006
Cost of revenues: service and maintenance	$178	$122
Sales and marketing	645	693
Product development and engineering	196	215
General and administrative	932	851

	$1,951	$1,881

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Nine Months Ended March 31,
	2007	2006
Revenues:
Software licenses	$10,005	$9,414
Subscriptions and transactions	19,976	15,821
Service and maintenance	45,854	39,062
Equipment and supplies	10,152	11,391

Total revenues	85,987	75,688
Cost of revenues:
Software licenses	560	1,051
Subscriptions and transactions	8,457	6,653
Service and maintenance (1)	21,556	18,122
Equipment and supplies	7,529	9,105

Total cost of revenues	38,102	34,931

Gross profit	47,885	40,757
Operating expenses:
Sales and marketing (1)	22,780	19,173
Product development and engineering (1)	12,115	8,894
General and administrative (1)	14,720	12,055
Amortization of intangible assets	6,575	3,018

Total operating expenses	56,190	43,140

Loss from operations	(8,305)	(2,383)
Other income, net	2,421	2,285

Loss before provision for income taxes	(5,884)	(98)
Provision (benefit) for income taxes	(414)	859

Net loss	$(5,470)	$(957)

Basic and diluted net loss per share	$(0.23)	$(0.04)

Shares used in computing net loss per basic and diluted share:	23,527	22,643

(1)	Stock based compensation is allocated as follows:

	Nine Months Ended March 31,
	2007	2006
Cost of revenues: service and maintenance	$450	$368
Sales and marketing	2,013	1,854
Product development and engineering	593	653
General and administrative	2,835	2,407

	$5,891	$5,282

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(5,470)	$(957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	5,891	5,282
Amortization of intangible assets	6,575	3,018
Amortization of investment income	—	(7)
Depreciation and amortization of property and equipment	2,265	1,992
Acquisition related technology write-off	—	189
Deferred income tax benefit	(585)	(302)
Excess tax benefits associated with stock compensation	(30)	—
Provision for allowances on accounts receivable	(120)	94
Provision for obsolete inventory	(39)	77
Gain on foreign exchange	(69)	(3)
Changes in operating assets and liabilities:
Accounts receivable	1,703	1,490
Inventory, prepaid expenses and other assets	275	350
Accounts payable, accrued expenses and deferred revenue and deposits	(1,329)	(2,450)

Net cash provided by operating activities	9,067	8,773
Investing activities:
Acquisition of business and assets, net of cash acquired	(16,975)	(18,186)
Purchases of available-for-sale securities	(11,900)	(41,150)
Purchases of held-to-maturity securities	—	(46)
Proceeds from sales of available-for-sale securities	25,350	13,100
Proceeds from sales of held-to-maturity securities	—	2,084
Purchases of property, plant and equipment, net	(2,380)	(1,791)

Net cash used in investing activities	(5,905)	(45,989)
Financing activities:
Repurchase of common stock	(8,736)	—
Net proceeds from sale of common stock	—	46,769
Proceeds from employee stock purchase plan and exercise of stock options	2,864	5,952
Payment of bank financing fees	(25)	(33)
Payments under capital lease obligations	(43)	—
Excess tax benefits associated with stock compensation	30	—

Net cash provided by (used in) financing activities	(5,910)	52,688
Effect of exchange rate changes on cash and cash equivalents	616	(154)

Increase (decrease) in cash and cash equivalents	(2,132)	15,318
Cash and cash equivalents at beginning of period	38,752	20,789

Cash and cash equivalents at end of period	$36,620	$36,107

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Issuance of common stock in connection with acquisitions	$5,206	$—

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 12, 2006.

During the quarter ended March 31, 2007, the Company modified its formula for allocating certain central operating costs across functional expense categories, specifically costs related to information technology and information solutions resources. Under the modified methodology, costs are allocated to operating expense and cost of sales categories according to a headcount-based formula. Historically, these costs had been charged predominantly to general and administrative expenses. The Company believes the headcount-based allocation methodology results in a more precise expense allocation across all operating areas of the business. This change did not affect the Company’s overall operating results for any period, and all prior period amounts have been reclassified to conform with this presentation.

Note 2—Business Acquisitions

The Company acquired Visibillity, Inc. (Visibillity), a provider of legal e-billing solutions specializing in the insurance industry, on December 31, 2005, and acquired Tranmit Plc. (Tranmit), a UK-based company that provides web-based purchase-to-pay automation solutions, on January 24, 2006.

On October 13, 2006 the Company, through its UK subsidiary, acquired all of the outstanding share capital of Formscape Group, Ltd. (Formscape). Formscape is a UK headquartered company with operations in the United States, the United Kingdom and Germany that provides software solutions for automating purchase-to-pay, document and financial transaction processes. The purchase consideration for Formscape was approximately $22.2 million, consisting of approximately $17.0 million of cash and $5.2 million (521,159 shares) of the Company’s common stock, as valued on the date of the acquisition. The Company believes that the Formscape acquisition will extend its capabilities and depth with respect to its purchase-to-pay offering, broaden its customer base and expand its channel partner relationships both domestically and in Europe. Formscape operating results are included in the Company’s operating results from the date of acquisition forward, as a component of the Payments and Transactional Documents segment.

At March 31, 2007, the allocation of the purchase price for Formscape was preliminary as the Company was still in the process of obtaining information relating to the fair value of assets acquired and liabilities assumed, including the value that should be assigned to intangible assets and to acquired deferred revenue. As a result of the preliminary purchase price allocation and the exchange rates in effect at the time of the acquisition, the Company recorded intangible assets of approximately $29.4 million, consisting of acquired customer related assets of $13.8 million, acquired technology of $4.8 million and goodwill of $10.8 million. The customer related assets and acquired technology are being amortized to expense over periods of five and three years, respectively, at amortization rates that are proportional to the estimated economic contribution of the underlying assets. The Company expects to finalize its purchase price allocation by June 30, 2007.

In connection with the acquisition, the Company accrued costs associated with the involuntary termination of certain Formscape employees and costs associated with Formscape facility exit activities. At March 31, 2007, the Company’s exit plans for two Formscape facilities (one in the US and one in the UK) were still being finalized. Accordingly, the estimated exit costs for these two facilities might require adjustment in a subsequent quarter. The Company currently expects to finalize and complete its exit plans no later than June 30, 2007, with any required adjustment to the facility exit accruals resulting in a corresponding adjustment to goodwill. A summary of the severance and exit accrual activity for the nine months ending March 31, 2007 is presented below.

	Nine Months Ended March 31, 2007
	(in thousands)
	Exit costs	Severance costs
Initial estimate, included in preliminary purchase price allocation for Formscape	$913	$528
Adjustments to original estimate, recorded through goodwill	77	44
Payments charged against the accrual	(230)	(540)
Impact of changes in foreign currency exchange rates	32	—

Remaining accrual at March 31, 2007	$792	$32

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

The following unaudited pro-forma financial information presents the combined results of operations of the Company and Formscape as if that acquisition had occurred as of July 1, 2006 and July 1, 2005, and in respect of Visibillity and Tranmit as if those acquisitions had occurred as of July 1, 2005, after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets, a decrease in interest income as a result of cash paid for the acquisitions and the dilutive effect of common stock issued by the Company as part of the purchase consideration. This pro-forma financial information does not necessarily reflect the results of operations that would have actually occurred had the Company and the acquired entities been a single entity during these periods.

	Unaudited, Pro Forma Three Months Ended March 31,		Unaudited, Pro Forma Nine Months Ended March 31,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Revenues	31,115	29,106	91,529	93,306
Net loss	(1,874)	(4,080)	(7,719)	(8,594)
Net loss per basic and diluted share	(0.08)	(0.17)	(0.33)	(0.37)

Note 3—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net loss	$(1,874)	$(2,172)	$(5,470)	$(957)

Denominator:
Weighted average shares outstanding used in computing basic and diluted loss per share	23,529	23,083	23,527	22,643

Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.23)	$(0.04)

Note 4—Comprehensive Income or Loss

Comprehensive income or loss represents the Company’s net loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)
Net loss	$(1,874)	$(2,172)	$(5,470)	$(957)
Other comprehensive income (loss):
Foreign currency translation adjustments	390	11	3,694	(1,186)

Comprehensive loss	$(1,484)	$(2,161)	$(1,776)	$(2,143)

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

Payments and Transactional Documents. The Company’s Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions, including making and collecting payments, sending and receiving invoices, accounts payable automation and generating and storing business documents. This segment also provides an array of standard professional services and equipment and supplies that complement and enhance the Company’s core software products. Revenue associated with this segment has historically been recorded upon delivery. However, the Company expects that a growing component of revenue within this segment will be recorded on a subscription and transaction basis as sales of its newer products increase. This segment also incorporates the Company’s check printing and accounts payable automation solutions, revenue for which is typically recorded on a per transaction basis or ratably over the expected life of the customer relationship.

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

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Payments and Transactional Documents	$22,025	$19,023	$61,507	$58,694
Banking Solutions	5,557	2,785	14,009	9,022
Outsourced Solutions	3,533	3,084	10,471	7,972

Total revenues	$31,115	$24,892	$85,987	$75,688

Segment measure of profit
Payments and Transactional Documents	$290	$1,023	$1,637	$4,929
Banking Solutions	685	(648)	(376)	(683)
Outsourced Solutions	1,023	305	2,900	1,860

Total measure of segment profit	$1,998	$680	$4,161	$6,106

A reconciliation of the measure of segment profit to GAAP operating income before provision for income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)
Segment measure of profit	$1,998	$680	$4,161	$6,106
Less:
Amortization of intangible assets	(2,701)	(1,357)	(6,575)	(3,018)
Stock compensation expense	(1,951)	(1,881)	(5,891)	(5,282)
Acquisition related technology write-offs		(189)		(189)
Other income, net	682	780	2,421	2,285

Loss before provision for income taxes	$(1,972)	$(1,967)	$(5,884)	$(98)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$573	$407	$1,512	$1,189
Banking Solutions	125	82	349	231
Outsourced Solutions	120	216	404	572

Total depreciation expense	$818	$705	$2,265	$1,992

Geographic Information

Revenues, based on the point of sales, not the location of the customer, by geographic area were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)
Revenues from unaffiliated customers:
United States	$17,304	$13,142	$47,146	$39,981
Europe	13,338	11,196	37,584	34,261
Australia	473	554	1,257	1,446

Total revenues from unaffiliated customers	$31,115	$24,892	$85,987	$75,688

Long-lived assets, which are based on geographical designation, were as follows:

	March 31, 2007	June 30, 2006
	(in thousands)
Long-lived assets:
United States	$4,491	$4,169
Europe	5,354	3,970
Australia	203	214

Total long-lived assets	$10,048	$8,353

Note 6—Income Taxes

In the three and nine month periods ended March 31, 2007, the Company recorded a net tax benefit of $98,000 and $414,000, respectively. The net benefit position was due to an income tax benefit associated with the Company’s European operations. This benefit was partially offset by income tax expense associated with the Company’s Australian operations, and income tax expense in the US. The income tax expense in the US is a result of an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes but not amortized for financial reporting purposes. The US income tax expense also consists of a small amount of state income tax expense which will be incurred irrespective of the Company’s net operating loss carryforward. In the three and nine month periods ended March 31, 2006, the Company recorded net income tax expense associated with its UK and Australian operations, as well as a small amount of US state tax expense.

Note 7—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortized intangible assets:
Core technology	$24,735	$(17,522)	$7,213
Customer related	36,516	(11,408)	25,108
Patent	953	(83)	870
Below Market Lease	92	(53)	39

Total	$62,296	$(29,066)	33,230

Unamortized intangible assets:
Goodwill			53,484

Total intangible assets			$86,714

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortized intangible assets:
Core technology	$19,082	$(15,072)	$4,010
Customer related	21,633	(6,748)	14,885
Patent	953	(30)	923
Below Market Lease	87	(18)	69

Total	$41,755	$(21,868)	19,887

Unamortized intangible assets:
Goodwill			41,190

Total intangible assets			$61,077

Estimated amortization expense for the current fiscal year, and subsequent fiscal years, is as follows:

In thousands
2007	$9,309
2008	10,455
2009	8,709
2010	6,129
2011	3,743
2012 and thereafter	1,460

Note 8 – Commitments and Contingencies

Legal Proceedings

On October 19, 2004, a complaint was filed against Formscape, Inc. (Formscape), which the Company acquired in October 2006, by Cindy Bernstein, a former employee of Formscape. The complaint, which was subsequently amended, was pending in the United States District Court for the Eastern District of North Carolina, Western Division and alleged disparate treatment in violation of Title VII of the Civil Rights Act, wrongful discharge in violation of public policy, fraud, unfair and deceptive trade practices, discrimination in business, breach of contract and quantum meruit. The plaintiff was seeking damages for back salary, benefits and commissions as well as punitive damages, treble damages, attorney fees and costs. Formscape filed a petition for summary judgment and in January 2007 the court, in response to that petition, ruled that certain of the plaintiff’s charges were invalid as a point of law.

On January 24, 2007, the parties filed a motion with the court requesting the court appoint a magistrate judge to serve as a mediator and in May 2007, the parties entered into a General Release and Settlement Agreement (the “Settlement Agreement”) as a result of the mediation process. Under the terms of the Settlement Agreement, the Company was required to pay $300,000 to Cindy Bernstein, $150,000 of which had been recorded as a liability in the preliminary purchase price allocation of the Formscape acquisition and $150,000 of which the Company expects to recover from amounts held in escrow to secure the indemnification obligations of the Formscape selling stockholders under the terms of the Formscape share purchase agreement. Accordingly, no expense was recorded by the Company as a result of the Settlement.

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

In July 2002, Bottomline, Daniel M. McGurl and Robert A. Eberle joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the court heard oral argument on the motion in early November 2002. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline. In addition, in early October 2002, Daniel M. McGurl and Robert A. Eberle were dismissed from this case without prejudice. A special litigation committee of the board of directors of Bottomline authorized Bottomline to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the court. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. If the settlement is not approved, the Company intends to vigorously defend itself against this amended complaint. Bottomline does not currently believe that the outcome of this proceeding will have a material adverse impact on its financial condition, results of operations or cash flows.

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

Remaining minimum annual rental commitments (by fiscal year) under the Company’s lease arrangements are as follows:

(in thousands)
2007	$827
2008	3,048
2009	2,526
2010	1,966
2011	1,521
2012	1,194

$11,082

Included as a component of the minimum lease commitments above is approximately $92,000 related to capital lease obligations, of which approximately $14,000 represents interest. At March 31, 2007, the gross value of assets recorded under capital lease arrangements was approximately $53,000.

Bank Commitments

In February 2007, the Company’s subsidiary, Bottomline Europe, renewed through December 31, 2007 its Committed Overdraft Facility (Overdraft Facility) which provides for borrowings of up to 500,000 British Pounds Sterling. Borrowings under this overdraft facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (5.25% at March 31, 2007) plus 2% and are due on the expiration date of the Overdraft Facility. There were no outstanding borrowings under the Overdraft Facility at March 31, 2007.

In April 2007, the Company renewed, through March 24, 2009, its Loan and Security Agreement (Credit Facility). The Credit Facility, as renewed, provides for aggregate borrowings of up to $2 million and requires the Company to maintain certain financial covenants. Borrowings under the Credit Facility are secured by substantially all US-owned assets of the Company, bear interest at the bank’s prime rate (8.25% at March 31, 2007) and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At March 31, 2007, a $2 million letter of credit had been issued to the Company’s landlord as part of the lease agreement for its corporate headquarters.

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

Overview

We provide electronic payment and invoice solutions to corporations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, reporting and document archive. We offer software designed to run on-site at the customer’s location as well as hosted solutions. Historically, our software has been sold predominantly on a perpetual license basis. More recently, we have introduced a number of subscription and transaction-based product offerings, including our accounts payable automation products, in which we continue to make a significant investment.

Our offerings include products and services that automate the accounts payable process for corporations, allowing them to achieve better control and efficiency with the documents, transactions and payments involved. We also provide a service that receives, manages and controls legal invoices and the related spend management for insurance companies and other large consumers of outside legal services. In addition to these products and services, we offer banks software and services that they use to provide cash management services to their corporate customers.

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

For the first nine months of fiscal 2007, our revenues increased to $86.0 million from $75.7 million in the same period of the prior year. This revenue increase was primarily attributable to increases in our subscription and transaction revenues as a result of our prior year acquisitions of Visibillity and Tranmit, and increased market demand in our Banking Solutions operating segment. The increase was also attributable to the revenue contribution from Formscape, which we acquired in October 2006, and an increase in foreign currency exchange rates. These increases were offset in part by decreases in revenues as a result of the end of the BACSTEL-IP initiative in the UK, which concluded in December 2005. In the first nine months of fiscal 2007, we derived approximately 45% of our revenue through our international operations, the majority of which was attributable to the UK. We expect future revenue growth to be driven by increased purchases by new and existing bank and financial institution customers in both North America and international markets, the continued market adoption of our Legal eXchange product in the US, the contribution of a full year of revenue from our current and prior year acquisitions and the contribution of revenue from our newer subscription and transaction based products.

We had a net loss of $5.5 million in the nine months ended March 31, 2007 compared to a net loss of $1 million in the nine months ended March 31, 2006. In the nine months ended March 31, 2007 we recorded $12.5 million of expense associated with the amortization of intangible assets and stock compensation. During the nine months ended March 31, 2007, operating results were impacted by a significant increase in product development expense as we continued to make investments in our banking and accounts payable automation products. We have also made significant up-front investments in other areas of our accounts payable automation offerings such as our hosted infrastructure and our customer delivery capabilities. We believe that the continued investment in these areas is warranted, given the market opportunity we believe exists in respect of these products. The increase in intangible asset amortization reflects the impact of our current and prior year acquisitions. Increases in other operating expense categories largely reflect our increased operating costs as a result of current and prior year acquisitions.

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

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

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

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$22,025	70.8	$19,023	76.4	$3,002	15.8
Banking Solutions	5,557	17.9	2,785	11.2	2,772	99.5
Outsourced Solutions	3,533	11.3	3,084	12.4	449	14.6

	$31,115	100.0	$24,892	100.0	$6,223	25.0

Payments and Transactional Documents. The revenue increase for the three months ended March 31, 2007 was primarily attributable to the revenue contribution from Formscape, which we acquired in October 2006, and an increase in foreign exchange rates. We expect revenue for the Payments and Transactional Documents segment to increase during the remainder of the fiscal year as a result of the continuing revenue contribution from Formscape and as a result of the revenue contribution from our accounts payable automation products.

Banking Solutions. The increase in revenue for the three months ended March 31, 2007 was as a result of the revenue contribution from several large custom banking projects. We expect revenues for the Banking Solutions segment to increase during the remainder of the fiscal year as a result of the contribution of revenue from ongoing projects as well as increased purchases by new and existing bank and financial institution customers in both North America and international markets.

Outsourced Solutions. The revenue increase for the three months ended March 31, 2007 was primarily a result of the revenue contribution from new Legal eXchange customers in the US. We expect revenue for the Outsourced Solutions segment to remain relatively consistent during the remainder of the fiscal year, but to increase during fiscal 2008.

Revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$4,071	13.1	$2,543	10.2	$1,528	60.1
Subscriptions and transactions	6,750	21.7	5,821	23.4	929	16.0
Service and maintenance	16,856	54.2	12,929	51.9	3,927	30.4
Equipment and supplies	3,438	11.0	3,599	14.5	(161)	(4.5)

Total revenues	$31,115	100.0	$24,892	100.0	$6,223	25.0

Software Licenses. The increase in software license revenues was due principally to the revenue contribution from Formscape, which we acquired in October 2006, an increase in license revenues in our Banking Solutions segment as a result of the revenue contribution from two large projects, and an increase in foreign exchange rates. We expect software license revenues to increase during the remainder of the fiscal year as a result of the continuing revenue contribution from Formscape and as a result of projected software license revenue within our Banking Solutions segment.

Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from new Legal eXchange customers, an increase in foreign exchange rates, and growth in our subscription and transactional based revenue streams. We expect subscription and transaction revenues to increase during the remainder of the fiscal year as a result of orders for our newer subscription and transaction based product offerings and as a result of the revenue contribution from new Legal eXchange customers.

Service and Maintenance. The increase in service and maintenance revenues occurred as a result of the revenue contribution from Formscape, an increase in professional services revenues associated with several large banking projects and an increase in foreign exchange rates. We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of the continuing revenue contribution from Formscape and as a result of the revenue contribution from ongoing projects in our Banking segment.

Equipment and Supplies. Equipment and supplies revenue remained relatively consistent in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. We expect that equipment and supplies revenues will remain relatively constant during the remainder of the fiscal year, but expect that this revenue stream will continue to decrease as a percentage of total revenues.

Cost of revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$177	0.6	$371	1.5	$(194)	(52.3)
Subscriptions and transactions	3,064	9.9	2,740	11.0	324	11.8
Service and maintenance	7,633	24.5	6,008	24.1	1,625	27.0
Stock compensation expense	178	0.6	122	0.5	56	45.9
Equipment and supplies	2,532	8.1	2,930	11.8	(398)	(13.6)

Total cost of revenues	$13,584	43.7	$12,171	48.9	$1,413	11.6

Gross profit	$17,531	56.3	$12,721	51.1	$4,810	37.8

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased to 4% of software license revenues in the three months ended March 31, 2007 from 15% in the three months ended March 31, 2006. The decrease in software license cost of revenues was primarily due to the contribution of Formscape software revenue, which carries a slightly higher gross margin than certain of our traditional software products, and due to a lower mix of revenue from software licenses that require royalties to third parties. We expect that software license costs will increase, as a percentage of software license revenues, during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. The increase in subscription and transaction costs was due principally to the increase in subscription and transaction revenues and costs associated with the expansion of our hosted infrastructure, as we continued to make investments in our newer subscription and transaction based products. We expect that subscription and transactions costs will increase proportionally with subscription and transaction revenue over the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs remained consistent as a percentage of service and maintenance revenues at 45% in the three months ended March 31, 2007 compared to 46% in the three months ended March 31, 2006. We expect that service and maintenance costs will remain relatively constant, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 74% of equipment and supplies revenues in the three months ended March 31, 2007 compared to 81% of equipment and supplies revenues in the three months ended March 31, 2006. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable predominately to lower third party supplier costs in the UK. We expect that equipment and supplies costs will remain relatively constant as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$7,410	23.8	$5,612	22.5	$1,798	32.0
Stock compensation expense	645	2.1	693	2.8	(48)	(6.9)
Product development and engineering	4,062	13.1	3,393	13.6	669	19.7
Stock compensation expense	196	0.6	215	0.9	(19)	(8.8)
General and administrative	4,239	13.6	3,347	13.4	892	26.7
Stock compensation expense	932	3.0	851	3.4	81	9.5
Amortization of intangible assets	2,701	8.7	1,357	5.5	1,344	99.0

Total operating expenses	20,185	64.9	15,468	62.1	$4,717	30.5

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase was attributable to higher operating costs, largely as a result of headcount related costs from the Formscape acquisition and an increase in foreign exchange rates. Costs related to customer conferences and product advertising initiatives also increased as we promoted our newer product offerings. We expect that sales and marketing expenses will increase over the remainder of the fiscal year, as we continue to add sales resources and increase our marketing initiatives to support our new products.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which at present is heavily focused on our newer accounts payable automation products and, to a lesser extent, on enhancements and revisions to our other products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses was primarily attributable to expenses associated with our continued investment in our accounts payable automation products, increases in third party contractor expenses as a result of our continued investment in our banking products, expenses associated with the activities of Formscape and an increase in foreign exchange rates. We expect that product development and engineering expenses will remain relatively consistent during the remainder of the fiscal year.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was attributable to expenses associated with the activities of Formscape, an increase in foreign exchange rates, and an increased use of external services providers to supplement our legal and finance functions. We expect that general and administrative expenses will decrease slightly during the remainder of the fiscal year.

Stock Compensation Expense. During the three months ended March 31, 2007, stock compensation expense increased slightly to $2.0 million as compared to stock compensation expense of $1.9 million for the three months ended March 31, 2006. The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the three months ended March 31, 2007 and 2006, stock compensation expense was allocated as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cost of revenues: service and maintenance	$178	$122
Sales and marketing	645	693
Product development and engineering	196	215
General and administrative	932	851

	$1,951	$1,881

For the remainder of fiscal 2007, we expect to incur quarterly expenses that are relatively consistent with the level of expense recorded in our third quarter.

Amortization of Intangible Assets. Amortization expense increased as a result of the amortization of intangible assets arising from our current and prior year acquisitions. We expect that total amortization expense for fiscal 2007 will approximate $9.3 million.

Provision for Income Taxes. We recorded an income tax benefit of $98,000 for the three months ended March 31, 2007 compared to income tax expense of $205,000 for the three months ended March 31, 2006. The net benefit position for the three months ended March 31, 2007 was due to an income tax benefit associated with our European operations. This benefit was partially offset by income tax expense associated with our Australian and US operations. The US tax expense is attributable to an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes but not amortized for financial reporting purposes. In the three months ended March 31, 2006, tax expense was attributable principally to our UK operations, largely as a result of certain expenses that were not tax deductible.

Nine Months Ended March 31, 2007 Compared to the Nine Months Ended March 31, 2006

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

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$61,507	71.5	$58,694	77.6	$2,813	4.8
Banking Solutions	14,009	16.3	9,022	11.9	4,987	55.3
Outsourced Solutions	10,471	12.2	7,972	10.5	2,499	31.3

	$85,987	100.0	$75,688	100.0	$10,299	13.6

Payments and Transactional Documents. The revenue increase for the nine months ended March 31, 2007 was primarily attributable to the revenue contribution from Formscape, which we acquired in October 2006, and an increase in foreign exchange rates. This increase was offset in part by decreases in revenues in the UK as a result of the BACSTEL-IP initiative having ended in December 2005.

Banking Solutions. The increase in revenue for the nine months ended March 31, 2007 was as a result of the revenue contribution from several large contracts with bank and financial institution customers.

Outsourced Solutions. The revenue increase for the nine months ended March 31, 2007 was primarily as a result of the revenue contribution from Visibillity and the revenue contribution from new Legal eXchange customers in the US.

Revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$10,005	11.7	$9,414	12.4	$591	6.3
Subscriptions and transactions	19,976	23.2	15,821	20.9	4,155	26.3
Service and maintenance	45,854	53.3	39,062	51.6	6,792	17.4
Equipment and supplies	10,152	11.8	11,391	15.1	(1,239)	(10.9)

Total revenues	$85,987	100.0	$75,688	100.0	$10,299	13.6

Software Licenses. The increase in software license revenues was due principally to the revenue contribution from Formscape, which we acquired in October 2006, an increase in license revenues in our Banking Solutions segment as a result of the revenue contribution from two large banking projects and an increase in foreign exchange rates. These increases were offset in part by a decrease in UK license revenues as a result of the BACSTEL-IP initiative having ended in the UK in December 2005.

Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from Visibillity which we acquired during fiscal 2006, an increase in foreign exchange rates and growth in our subscription and transactional based revenue streams.

Service and Maintenance. The increase in service and maintenance revenues occurred primarily as a result of increases in professional services revenues associated with long-term banking projects, the revenue contribution from Formscape and an increase in foreign exchange rates, offset in part by a decrease in professional services revenues in the UK as the BACSTEL-IP implementations were completed in December 2005.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to the absence in the nine months ended March 31, 2007 of several large transactions that had occurred in the nine months ended March 31, 2006 in the US, in connection with the implementation of system solutions for bank and financial institution customers.

Cost of revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$560	0.7	$1,051	1.4	$(491)	(46.7)
Subscriptions and transactions	8,457	9.8	6,653	8.8	1,804	27.1
Service and maintenance	21,106	24.5	17,754	23.5	3,352	18.9
Stock compensation expense	450	0.5	368	0.5	82	22.3
Equipment and supplies	7,529	8.8	9,105	12.0	(1,576)	(17.3)

Total cost of revenues	$38,102	44.3	$34,931	46.2	$3,171	9.1

Gross profit	$47,885	55.7	$40,757	53.8	$7,128	17.5

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased to 6% of software license revenues in the nine months ended March

31, 2007 compared to 11% in the nine months ended March 31, 2006. The decrease in software license cost of revenues was primarily due to the contribution of Formscape software revenue, which carries a slightly higher gross margin than certain of our traditional software products, and due to a lower mix of revenue from software licenses that require royalties to third parties.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. The increase in subscription and transaction costs was due principally to the increase in subscription and transaction revenues, costs associated with the expansion of our hosted infrastructure that supports our newer products and costs related to the operations of Visibillity, which we acquired in the prior year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs remained consistent as a percentage of service and maintenance revenues at 46% in the nine months ended March 31, 2007 and March 31, 2006.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 74% of equipment and supplies revenues in the nine months ended March 31, 2007 compared to 80% of equipment and supplies revenues in the nine months ended March 31, 2006. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to the absence in the nine months ended March 31, 2007 of several large, lower margin transactions that had occurred with bank and financial institution customers in the US during the nine months ended March 31, 2006, and a decrease in third party supplier costs in the UK.

Operating Expenses

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$20,767	24.2	$17,319	22.9	$3,448	19.9
Stock compensation expense	2,013	2.3	1,854	2.4	159	8.6
Product development and engineering	11,522	13.4	8,241	10.9	3,281	39.8
Stock compensation expense	593	0.7	653	0.9	(60)	(9.2)
General and administrative	11,885	13.8	9,648	12.7	2,237	23.2
Stock compensation expense	2,835	3.3	2,407	3.2	428	17.8
Amortization of intangible assets	6,575	7.6	3,018	4.0	3,557	117.9

Total operating expenses	56,190	65.3	43,140	57.0	$13,050	30.3

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses remained relatively consistent, as a percentage of revenue, during the nine months ended March 31, 2007 and 2006. The increase in sales and marketing expenses in dollar terms was attributable to higher operating costs largely as a result of headcount related costs from our current and prior year acquisitions and an increase in foreign exchange rates. Costs related to customer travel and product advertising also increased as we promoted and presented our newer product offerings.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which at present is heavily focused on our newer accounts payable automation products and, to a lesser extent, on enhancements and revisions to our other products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses was primarily attributable to our continued investment in our accounts payable automation products, increases in third party contractor expenses as a result of our continued investment in our banking products, an increase in foreign exchange rates and expenses associated with the activities of our current and prior year acquisitions.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was attributable to expenses associated with the activities of our current and prior year acquisitions, an increase in foreign exchange rates and an increased use of external service providers to supplement our legal and finance functions.

Stock Compensation Expense. During the nine months ended March 31, 2007, stock compensation expense increased to $5.9 million as compared to stock compensation expense of approximately $5.3 million for the nine months ended March 31, 2006. The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the nine months ended March 31, 2007 and 2006, stock compensation expense was allocated as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cost of revenues: service and maintenance	$450	$368
Sales and marketing	2,013	1,854
Product development and engineering	593	653
General and administrative	2,835	2,407

	$5,891	$5,282

Amortization of Intangible Assets. Amortization expense increased as a result of the amortization of intangible assets arising from our current and prior year acquisitions.

Provision for Income Taxes. We recorded an income tax benefit of $414,000 for the nine months ended March 31, 2007 compared to income tax expense of $859,000 for the nine months ended March 31, 2006. The net benefit position for the nine months ended March 31, 2007 was due to an income tax benefit associated with our European operations. This benefit was partially offset by income tax expense associated with our Australian and US operations. The US tax expense is attributable to an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes but not amortized for financial reporting purposes. In the nine months ended March 31, 2006, tax expense was attributable principally to our UK operations, largely as a result of certain expenses that were not tax deductible.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	Nine Months Ended March 31,
	2007	2006
	(in thousands)
Cash provided by operating activities	$9,067	$8,773

	March 31,	June 30,
	2007	2006
	(in thousands)
Cash, cash equivalents and marketable securities	$64,919	$80,497
Working capital	52,621	71,874

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We have generated positive operating cash flows in the current fiscal quarter and in each of our last five completed fiscal years. We believe that the cash generated from our operations and that the cash, cash equivalents and marketable securities we have on hand, particularly given that we have no significant long-term debt obligations, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would require the approval of our board of directors, and in some cases, stockholders and potentially bank or regulatory approval. We also may undertake additional business or asset acquisitions.

In October 2006, we paid approximately $17 million from our cash balances to acquire Formscape. We do not believe that this payment adversely affected our overall liquidity position and we continue to believe that our existing cash and investment balances, as well as cash generated from operations, will be sufficient to meet our operating requirements for the foreseeable future.

Operating Activities

	Nine Months Ended March 31,
	2007	2006
	(in thousands)
Net loss	$(5,470)	$(957)
Non-cash adjustments	13,888	10,340
Changes in working capital	649	(610)

Net cash provided by operating activities	$9,067	$8,773

Net cash provided by operating activities for the nine months ended March 31, 2007 was primarily due to our net loss, affected by favorable non-cash adjustments and collections on accounts receivable, offset in part by decreases in accrued expenses and deferred revenue, after adjusting for the impact of acquired assets and liabilities. Net cash provided by operating activities for the nine months ended March 31, 2006 was primarily due to our net loss, affected by favorable non-cash adjustments, offset in part by decreases in accounts payable and accrued expenses. Non-cash adjustments are transactions that result in the recognition of financial statement income or expense but not a corresponding cash receipt or disbursement, such as stock compensation expense, amortization of intangible assets, depreciation and amortization of property and equipment and provision for allowances of accounts receivable.

Investing Activities

	Nine Months Ended March 31,
	2007	2006
	(in thousands)
Acquisition of business and assets, net of cash acquired	$(16,975)	$(18,186)
Proceeds from (purchases of) short-term investments, net	13,450	$(26,012)
Purchases of property and equipment, net	(2,380)	(1,791)

Net cash used in investing activities	$(5,905)	$(45,989)

In the nine months ended March 31, 2007, cash was provided through the sale of marketable securities and was used to fund the acquisition of Formscape, and, to a lesser extent, to acquire property, plant and equipment. In the nine months ended March 31, 2006, cash was primarily used to acquire high quality marketable securities, to fund our acquisitions of Visibillity and Tranmit and, to a lesser extent, to acquire property, plant and equipment. We expect to incur capital expenditures during the remainder of fiscal 2007 consistent with, on average, the level of capital expenditures incurred in the first nine months of fiscal 2007.

Financing Activities

	Nine Months Ended March 31,
	2007	2006
	(in thousands)
Repurchase of common stock	(8,736)	—
Net proceeds from sale of common stock	—	46,769
Proceeds from employee stock purchase plan, exercise of stock options	2,864	5,952
Payment of bank financing fees	(25)	(33)
Payment under capital lease obligations	(43)	—
Excess tax benefit associated with stock compensation	30	—

Net cash (used in) provided by financing activities	$(5,910)	$52,688

Net cash used in financing activities for the nine months ended March 31, 2007 was primarily the result of the repurchase of our common stock, offset in part by proceeds received from the exercise of stock options and contributions to our employee stock purchase plan. Net cash provided by financing activities for the nine months ended March 31, 2006 was primarily the result of net proceeds received from the follow-on offering of our common stock which was completed in July 2005 and proceeds from the exercise of stock options and contributions to our employee stock purchase plan.

Off-Balance Sheet Arrangements

During the three and nine months ended March 31, 2007, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of March 31, 2007:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$10,990	$812	$7,462	$2,716	$—
Capital lease obligations	92	14	78	—	—

Total	$11,082	$826	$7,540	$2,716	$—

*	Payment due dates are calculated from our most recent fiscal year end of June 30, 2006

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

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities primarily due to changes in the interest rates. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. During fiscal 2007, through our acquisition of Formscape, we began to operate in Germany. Additionally in December 2006 we established an operating subsidiary in France. The functional currency of both the German and French subsidiaries is the European Euro. Based on the minimal level of operating activity occurring to date and based on our operating expectations for the remainder of the fiscal year, we do not believe that there has been any material change to our exposure to market risk from that which was disclosed in our annual report on Form 10-K as filed with the SEC on September 12, 2006.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 19, 2004, a complaint was filed against Formscape, Inc., (Formscape) which we acquired in October 2006, by Cindy Bernstein, a former employee of Formscape. The complaint, which was subsequently amended, was pending in the United States District Court for the Eastern District of North Carolina, Western Division, and alleged disparate treatment in violation of Title VII of the Civil Rights Act, wrongful discharge in violation of public policy, fraud, unfair and deceptive trade practices, discrimination in business, breach of contract and quantum meruit. The plaintiff was seeking damages for back salary, benefits and commissions as well as punitive damages, treble damages, attorney fees and costs. Formscape filed a petition for summary judgment and in January 2007 the court, in response to that petition, ruled that certain of the plaintiff’s charges were invalid as a point of law.

On January 24, 2007, the parties filed a motion with the court requesting the court appoint a magistrate judge to serve as mediator and in May 2007, the parties entered into a General Release and Settlement Agreement (the “Settlement Agreement”) as a result of the mediation process. Under the terms for the Settlement Agreement, we were required to pay $300,000 to Cindy Bernstein, $150,000 of which we had recorded as a liability in the preliminary purchase of price allocation of the Formscape acquisition and $150,000 of which we expect to recover from amounts held in escrow to secure the indemnification obligations of the Formscape selling stockholders under the terms of the Formscape share purchase agreement.

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

In July 2002, Bottomline, Daniel M. McGurl and Robert A. Eberle joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the court heard oral argument on the motion in early November 2002. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline. In addition, in early October 2002, Daniel M. McGurl and Robert A. Eberle were dismissed from this case without prejudice. A special litigation committee of the board of directors of Bottomline authorized Bottomline to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the court. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuits decision was denied. If the settlement is not approved, we intend to vigorously defend ourselves against this amended complaint. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows.

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

The following risk factors have been updated from those included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 to, among other things, add a risk factor for the sale of our products and services on a hosted basis.

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

Our future financial results will be impacted by our success in selling new products in a subscription and transaction based revenue model

A substantial portion of our revenues and profitability were historically generated from software license revenues. We are currently offering certain of our new product sets under a subscription and transaction based revenue model, which we believe has certain advantages over a perpetual license model, including better predictability of revenue.

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

A growing number of our customer arrangements involve selling our products or services on a hosted basis, which may have the effect of delaying revenue recognition and increasing development or start-up expenses

An increasing number of our customer arrangements involve offering certain of our products and services on a hosted basis. These arrangements typically include a contractually defined service period as well as performance criteria that our products or services are required to meet over the duration of the service period. Arrangements entered into on a hosted basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. We are currently making significant investments in certain of our hosted offerings, such as our accounts payable automation products, and there can be no assurance that these products will ultimately gain broad market acceptance. Additionally, there is a risk that we might be unable to consistently maintain the performance requirements called for under any such hosted arrangements. Such events, to the extent occurring, could have a material and adverse effect on our operating results.

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At March 31, 2007, the carrying value of our goodwill and our other intangible assets was $53 million and $33 million, respectively. While we reviewed our goodwill and intangible assets during our fourth quarter of fiscal year 2006 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of additional acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we have experienced slowing growth rates with certain of our licensed software products, and in 2006, we experienced a decrease in the growth of our software license revenues as a result of the BACSTEL-IP initiative having ended in the UK. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our subscription and transaction, service and maintenance and equipment and supplies revenue streams. In recent fiscal years, we experienced a decrease in our software license fees. If software license fees were to again decline, or if the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly adversely affected.

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations, and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have operations in the US, UK, France, Australia and, with our October 2006 acquisition of Formscape, Germany. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
January 1, 2007 — January 31, 2007	170,000	$11.02	170,000	$4,031,000
February 1, 2007 — February 28, 2007	144,900	$12.77	144,900	$2,180,000
March 1, 2007 — March 31, 2007	85,000	$11.15	85,000	$1,233,000

Total	399,900	$11.68	399,900	$1,233,000

(1)	In June 2006, our board of directors announced that it had authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 6.	Exhibits

See the Exhibit Index on page 33 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: May 8, 2007	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Number Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer