Form 10-K
period 2007-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2007-09-12
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Large accelerated filer  ☐                                Accelerated filer  ☒                                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2006 was $264,628,793 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

There were 24,614,538 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Executive Officers and Other Key Employees of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2007, a definitive proxy statement for our 2007 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

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

Our Company

We provide electronic payment and invoice solutions to corporations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, reporting and document archive. We offer software designed to run on-site at the customer’s location as well as hosted solutions. Historically, our software has been sold predominantly on a perpetual license basis. Today, however, many of our newer offerings are sold on a subscription and transaction basis.

Our offerings include software solutions that banks use to provide web-based payment and reporting capability to their corporate customers. We also provide a hosted solution, Legal eXchange, that receives, manages and controls legal invoices and the related spend management for insurance companies and other large consumers of outside legal services. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents.

Our solutions complement and leverage our customers’ existing information systems, accounting applications and banking relationships. As a result, our solutions can be deployed quickly and efficiently. To help our customers receive the maximum value from our products and meet their own particular needs, we also provide professional services for installation, training, consulting and product enhancement. Additionally, we offer our customers a broad range of equipment and supplies that complement our software products.

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

Our Strategy

Our objective is to be the leading global provider of business payment and invoice management software solutions and services. Key elements of our strategy include the following:

•	Providing software and services which enable banks to offer their corporate customers leading global payment capability and functionality;

•	Continuing to add customers and functionality to our growing Legal eXchange network;

•	Leveraging our leading payment and document management software solutions for enterprise customers;

•	Increasing the investment in our AP Automation solutions to capitalize on the new and significant market opportunity for that offering;

•	Increasing the deployment of our hosted solutions, as well as subscription and transaction based pricing, in order to increase our recurring revenue contribution;

•	Continuing to expand our presence outside of North America and Europe by leveraging our experience with changing global payment standards;

•	Broadening our relationships with our customer base by selling existing applications, as well as new product offerings, into that base; and

•	Pursuing strategic acquisitions that expand our geographical footprint or complement our product functionality.

Our Products and Services

Payment and Document Automation

The payments automation capabilities inherent in our WebSeries® and PayBase® solutions can produce a wide variety of domestic and international payment instructions along with consolidated bank reporting of cash activity including ACH, EDI, Fedwire transfer, BACSTEL-IP and SWIFT messaging and paper checks in most currencies. Through our payments automation capabilities, customers can reduce administrative expenses and strengthen compliance and anti-fraud controls. Users are able to gather and access data via the Internet on payment and bank account information, including account totals and detailed transaction data, providing improved workflow, financial reporting and bank communications.

To help augment financial document composition and delivery we offer Formscape, a suite of software solutions for automating purchase-to-pay, document and financial transaction processes and also Create!form, a document process automation suite. Our Formscape and Create!form products offer advanced design, output formatting and delivery capabilities that enable customers to replace paper-based forms (such as invoices, purchase orders and shipping notices) with more efficient and cost-effective electronic documents. With the capabilities of these product suites, users can centrally manage, distribute and archive important documents and then distribute them via email, print, fax or the Web.

Spend Management

Our hosted spend management solution, Legal eXchange, integrates with claims management and time and billing systems to automate legal invoice management processes and to provide insight into all areas of a company’s outside legal spend. Legal eXchange’s combination of automated invoice routing and a sophisticated rules engine allows corporate legal and insurance claims departments to create more efficient processes for managing invoices generated by outside law firms, while offering access to important legal spend factors including budgeting, expense monitoring and outside counsel performance.

Electronic Banking

Our WebSeries Electronic Banking Platform allows banks and financial institutions to deploy Internet-based cash management services for their corporate clients. Based on patented technology and complementary existing systems, our banking platform enables users to leverage a single Web-based interface for the origination and processing of all types of inbound and outbound domestic and international payments. The software architecture of our banking platform allows banks and financial institutions to configure highly specialized solution sets for Enterprise Cash Management, Wholesale Banking and Retail Branch Payments using modules for ACH, International Payments, Check Management, Information Reporting, Unattended Payment and File Transmission, and Distributed Document Printing.

AP Automation

Our AP Automation solutions allow businesses and enterprises to automate the accounts payable invoice receipt and management process and facilitate the ultimate payment. These solutions are offered on a subscription and transaction-based model. We have continued to significantly invest in the on-going development and enhancement of our AP Automation solutions to include a wider range of functionality and to enable high volume usage in a hosted environment.

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

Our Customers

We support more than 9,000 customers, including 3,000 that access our payment and invoice automation capabilities through convenient subscription and transaction-based services. Our customers are in industries such as financial services, insurance, health care, technology, communications, education, media, manufacturing and government. We provide our products and services to approximately 65 of the Fortune 100 companies and approximately 80 of the FTSE (Financial Times) 100 companies. Our customers include leading organizations such as Bank of America, HSBC, Australia and New Zealand Banking Group (ANZ), Franklin Templeton, GMAC, American International Group, Liberty Mutual, Safeco Insurance, British Airways, Vodafone and Hertz Corporation.

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

Our payment and document automation products compete primarily with companies that provide solutions to create, publish, manage and archive electronic documents, such as Adobe, Optio Software, StreamServe and Xerox and companies that offer electronic payment and laser check printing software and services, such as Payformance, MHC Associates, and ACOM Solutions in the US and Microgen, Albany Software Ltd., Direct

Debit, Ltd., and Eiger Systems Limited in Europe. Our products also compete with companies that provide a diverse array of accounts payable automation and workflow capabilities, such as Xign (now part of JP Morgan Chase), BasWare, Digital Vision and 170 Systems. To a lesser extent, we compete with providers of enterprise resource planning solutions and providers of traditional payment products, including check stock and check printing software and services. In addition, some financial institutions compete with us as outsourced check printing and electronic payment services for their customers.

For Electronic Banking, we primarily compete with companies such as S1 Corporation and ACI Worldwide that offer a wide range of financial services including electronic banking applications. We also encounter competition to a lesser degree from Metavante, SunGard, and Fundtech, as well as companies that provide traditional treasury workstation solutions.

For our Legal eXchange solution, we compete with a number of companies, including DataCert, CT TyMetrix, LexisNexis CounselLink and Allegient Systems.

Although we believe that we compete favorably in each of the markets in which we participate, the markets for our products and services are intensely competitive and characterized by rapid technological change and a number of factors could adversely affect our ability to compete in the future, including those discussed in “Item 1A. Risk Factors”.

Our Operating Segments

We organize our business by segments in order to maximize market opportunities. Our operating segments are organized principally by the type of product or services offered and by geography. As of July 1, 2006 we revised the structure of our internal operating segments and changed the nature of the financial information that is provided to and used by our chief operating decision maker. The change in segment structure as of July 1, 2006 resulted in three reportable segments, and that change is reflected for all periods presented. Our reportable segments are as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment supplies software products that provide a range of financial business process management solutions, including making and collecting payments, sending and receiving invoices, accounts payable automation and generating and storing business documents. This segment also provides an array of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with this segment has historically been recorded upon delivery. This segment also incorporates the Company’s check printing and accounts payable automation solutions, revenue for which is typically recorded on a per transaction basis or ratably over the expected life of the customer relationship.

Banking Solutions. The Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. These solutions typically involve lengthy implementation periods and a significant level of customization. Due to the tailored nature of these products, revenue is generally recognized on a percentage of completion basis.

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. The majority of the activity in this segment is associated with our Legal eXchange solution, which provides customers the opportunity to create more efficient processes for managing invoices generated by outside law firms while offering access to important legal spend factors such as budgeting, expense monitoring and outside counsel performance. Revenue for this segment is generally recognized on a per transaction basis or ratably over a specified subscription period or the estimated life of the customer relationship.

Each operating segment has a dedicated sales force and, periodically, a sales person in one operating segment will sell products and services that are typically sold within a different operating segment. In such cases, the transaction is generally recorded by the operating segment to which the sales person is assigned. Accordingly, segment results can include the results of transactions that have been allocated to a specific segment based on the contributing sales resource, rather than the nature of the product or service. Conversely, a transaction can be recorded by the operating segment primarily responsible for delivery to the customer, even if the sales person is assigned to a different operating segment.

The Company’s chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense and acquisition-related expenses such as amortization of intangible assets and charges related to acquired in-process research and development. There are no inter-segment sales; accordingly the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to the Company’s operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

The following represents a summary of our reportable segments for the years ended June 30, 2005, 2006 and 2007.

	Fiscal Year Ended June 30,
	2005	2006	2007
	(in thousands)
Revenues:
Payments and Transactional Documents	$79,946	$77,600	$84,506
Banking Solutions	9,164	12,706	20,017
Outsourced Solutions	7,395	11,359	13,812

Total revenues	$96,505	$101,665	$118,335

Segment measure of profit (loss):
Payments and Transactional Documents	$9,048	$5,784	$2,041
Banking Solutions	(745)	(1,155)	576
Outsourced Solutions	729	2,609	3,561

Total measure of segment profit	$9,032	$7,238	$6,178

A reconciliation of the measure of segment profit to our GAAP income (loss) for 2005, 2006 and 2007, before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2005	2006	2007
	(in thousands)
Segment measure of profit	$9,032	$7,238	$6,178
Less:
Amortization of intangible assets	(3,217)	(4,491)	(9,324)
Stock compensation expense	(14)	(6,984)	(7,945)
Acquisition related technology write-offs	—	(189)	—
Other income, net	444	3,252	3,177

Income (loss) before provision for income taxes	$6,245	$(1,174)	$(7,914)

Financial Information About Geographic Areas

Revenues, based on the point of sales, not the location of the customer, are as follows:

	Fiscal Year Ended June 30,
	2005		2006		2007
	(in thousands)
United States	$46,527	48.2%	$54,331	53.5%	$65,064	55.0%
Europe	48,300	50.1%	45,471	44.7%	51,507	43.5%
Australia	1,678	1.7%	1,863	1.8%	1,764	1.5%

Total	$96,505	100.0%	$101,665	100.0%	$118,335	100.0%

Long-lived assets, which are based on geographical designation, were as follows:

	Fiscal Year Ended June 30,
	2006	2007
	(in thousands)
Long-lived assets:
United States	$4,169	$4,664
Europe	3,970	5,195
Australia	214	195

Total long-lived assets	$8,353	$10,054

A significant percentage of our revenues have been generated by our international operations and our future growth rates and success are in part dependent on continued growth and success in international markets. As is the case with most international operations, the success and profitability of these operations is subject to numerous risks and uncertainties including exchange rate fluctuations that are not hedged currently. A number of other factors could also have a negative effect on our business and results from operations outside the US, including different regulatory and industry standards and certification requirements, reduced protection for intellectual property rights in some countries, import or export licensing requirements, the complexities of foreign tax jurisdictions and difficulties and costs of staffing and managing our foreign operations.

Sales and Marketing

As of June 30, 2007, we employed 137 sales and marketing employees worldwide, of whom 66 were focused on the Americas markets, 67 were focused on European markets and 4 were focused on Asia Pacific markets. We market and sell our products directly through our sales forces and indirectly through a variety of channel partners and reseller relationships. We market and sell our products domestically and internationally, with an international focus on Europe and Australia. We also maintain an inside sales group which provides a lower-cost channel into maintaining existing customers and expanding our customer base.

Product Development and Engineering

Our product development and engineering organization included 99 employees as of June 30, 2007. We also use off-shore development resources to supplement our internal development teams. We have three primary development groups: software engineering, quality assurance and technical writing. We spent $9.4 million, $12.3 million, and $16.1 million on product development and engineering costs in fiscal years 2005, 2006 and 2007. The 2006 and 2007 expenditures include the impact of stock compensation expense, based on accounting rules that we adopted on July 1, 2005.

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

Our technical support group provides all product documentation as well as technical support for released products. The technical writers are versed in current document technology and work closely with the software engineers to create and maintain documentation that is clear, current and complete. The technical support engineers are responsible for the analysis of reported software problems and work closely with customers and customer support staff. The group’s broad knowledge of our products, our technology, and our customers’ infrastructure allows it to rapidly respond to customer support needs.

Backlog

At the end of fiscal year 2007, our backlog was $59.7 million, including deferred revenues of $27.7 million. At the end of fiscal year 2006, our backlog was $43.5 million, including deferred revenues of $21.1 million. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that backlog at any point in time will translate into revenue in any specific subsequent period.

Proprietary Rights

We rely upon a combination of patents, copyrights, trademarks and trade-secret laws to establish and maintain proprietary rights in our technology and products. We had 37 active patent applications relating to our products as of June 30, 2007. We have been awarded 9 patents, 3 of which were awarded in fiscal year 2007, and expect to receive others. The earliest year of expiration for our awarded patents is 2015.

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

Employees

As of June 30, 2007, we had 555 full-time employees, 137 of whom were in sales and marketing, 228 of whom were in professional services and customer support, 99 of whom were in development and 91 of whom were in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that employee relationships are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and managerial personnel in a highly competitive market.

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

A growing number of our customer arrangements involve selling our products and services on a hosted basis, which may have the effect of delaying revenue recognition and increasing development or start-up expenses

An increasing number of our customer arrangements involve offering certain of our products and services on a hosted basis. These arrangements typically include a contractually defined service period as well as performance criteria that our products or services are required to meet over the duration of the service period. Arrangements entered into on a hosted basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. We are currently making significant investments in certain of our hosted offerings, such as our accounts payable automation products, and there can be no assurance that these products will ultimately gain broad market acceptance. Additionally, there is a risk that we might be unable to consistently maintain the performance requirements, or service levels, called for under any such hosted arrangements. Such events, to the extent occurring, could have a material and adverse effect on our operating results.

Our future financial results will be impacted by our success in selling new products in a subscription and transaction based revenue model

A substantial portion of our revenues and profitability were historically generated from software license revenues. We are currently offering certain of our newer product sets under a subscription and transaction based revenue model, which we believe has certain advantages over a perpetual license model, including better predictability of revenue.

A subscription and transaction based revenue model typically results in no up-front revenue. Additionally, there can be no assurance that our customers, or the markets in which we compete, will respond favorably to the approach we have taken with our newer offerings. To the extent that our new subscription and transaction based offerings do not receive general marketplace acceptance, our financial results could be materially and adversely affected.

We make significant investments in existing products and new product offerings that can adversely affect our operating results and may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance existing product offerings and develop new product offerings to meet strategic opportunities as they evolve. Investments in existing product enhancements and new product offerings can have a negative impact on our operating results, and any existing product enhancements or new product offerings may not be accepted in the marketplace or generate material revenues. For example, during our fiscal year ended June 30, 2007, our operating results were affected by a significant increase in product development expenses as we continued to make investments in our banking and accounts payable automation products.

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At June 30, 2007, the carrying value of our goodwill and our other intangible assets was approximately $53 million and $31 million, respectively. While we reviewed our goodwill and intangible assets during the fourth quarter of fiscal year 2007 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we have experienced slowing growth rates with certain of our licensed software products and in 2006 we experienced a decrease in the growth of our software license revenues as a result of the BACSTEL-IP initiative ending in the UK. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations, and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have operations in the US, UK, Australia, France and Germany. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	difficulties and costs of staffing and managing foreign operations;

•	differing regulatory and industry standards and certification requirements;

•	the complexities of foreign tax jurisdictions;

•	reduced protection for intellectual property rights in some countries;

•	currency exchange rate fluctuations; and

•	import or export licensing requirements.

A significant percentage of our revenues to date have come from our payment management offerings and our future performance will depend on continued market acceptance of these solutions

A significant percentage of our revenues to date have come from the license and maintenance of our payment management offerings and sales of associated products and services. Any significant reduction in demand for our payment management offerings could have a material adverse effect on our business, operating results and financial condition. Our future performance could depend on the following factors:

•	continued market acceptance of our payment management offerings including our overall accounts payable automation solution;

•	prospective customers’ dependence upon enterprises seeking to enhance their payment functions to integrate electronic payment capabilities;

•	our ability to introduce enhancements to meet the market’s evolving needs for secure payments and cash management solutions; and

•	acceptance of software solutions offered on a hosted basis.

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

There can be no assurance that technological advances will not cause our products to become obsolete or uneconomical. If we are unable to develop and introduce new products, or enhancements to existing products, in a timely and successful manner, our business, operating results and financial condition could be materially adversely affected. Similarly, if our new products did not receive general marketplace acceptance, or if the sales cycle of any of our new products significantly delayed the timing of revenue recognition, our results could be negatively affected.

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

We engage off-shore development resources which may not be successful and which may put our intellectual property at risk

In order to optimize our research and development capabilities and to meet development timeframes, we contract with off-shore third party vendors in India and elsewhere for certain development activities. While our experience to date with these resources has been positive, there are a number of risks associated with off-shore development activities that include but are not limited to the following:

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

Some anti-takeover provisions contained in our charter and under Delaware law could hinder a takeover attempt

We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers, dividing our board of directors into three classes of directors serving three-year terms and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders.

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

We currently lease approximately 65,000 square feet of office space at our corporate headquarters in Portsmouth, New Hampshire under a lease that expires in 2012. We also occupy approximately 37,000 square feet of leased domestic offices in Great Neck, New York, Morrisville, North Carolina, and Chicago, Illinois.

We own approximately 16,000 square feet of office space in Reading, England and lease approximately 38,000 square feet of office space throughout the UK, including locations in Andover, Hertford, Hook, and Fleet. In addition, we lease approximately 6,000 square feet of office space in Melbourne and Sydney, Australia and approximately 2,000 square feet in Linden, Germany.

Our New Hampshire facility serves as our corporate headquarters and is used by employees associated with all of our operating segments in addition to our management, administrative, sales and marketing and customer support teams. Our New York facility is used to support the product development initiatives of all of our operating segments. Our North Carolina facility and all of our European facilities are used predominantly by personnel associated with our payments and transactional documents operating segment. Our Illinois facility is used principally by personnel who support aspects of our Legal eXchange solution, which is a component of our outsourced solutions segment. Our Australian facilities are used by personnel associated with our payment and transactional documents and banking solutions operating segments.

Item 3.	Legal Proceedings.

On October 19, 2004, a complaint was filed against Formscape, Inc. (Formscape), which the Company acquired in October 2006, by Cindy Bernstein, a former employee of Formscape. The complaint, which was subsequently amended, was pending in the United States District Court for the Eastern District of North Carolina, Western Division and alleged disparate treatment in violation of Title VII of the Civil Rights Act, wrongful discharge in violation of public policy, fraud, unfair and deceptive trade practices, discrimination in business, breach of contract and quantum meruit. The plaintiff sought damages for back salary, benefits and commissions as well as punitive damages, treble damages, attorney fees and costs. Formscape filed a petition for summary judgment and in January 2007 the court, in response to that petition, ruled that certain of the plaintiff’s charges were invalid as a point of law.

On January 24, 2007, the parties filed a motion with the court requesting the court appoint a magistrate judge to serve as a mediator and in May 2007, the parties entered into a General Release and Settlement Agreement (the “Settlement Agreement”) as a result of the mediation process. Under the terms of the Settlement Agreement, the Company was required to pay $300,000 to the plaintiff, $150,000 of which had been recorded as a liability in the preliminary purchase price allocation of the Formscape acquisition and $150,000 of which the Company recovered from amounts held in escrow to secure the indemnification obligations of the Formscape selling stockholders under the terms of the Formscape share purchase agreement. Accordingly, no expense was recorded by the Company as a result of the Settlement.

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

In July 2002, Bottomline, Daniel M. McGurl and Robert A. Eberle joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the court heard oral argument on the motion in early November 2002. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline. In addition, in early October 2002, Daniel M. McGurl and Robert A. Eberle were dismissed from this case without prejudice. A special litigation committee of the board of directors of

Bottomline authorized Bottomline to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the court. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. As a result of the overturned class certification on June 25, 2007, the District Court signed an order terminating the settlement. The Company intends to vigorously defend itself against this amended complaint. Bottomline does not currently believe that the outcome of this proceeding will have a material adverse impact on its financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2007.

Executive Officers and Other Key Employees of the Registrant

Our executive officers and other key employees and their respective ages as of August 31, 2007, are as follows:

Name	Age	Positions
Robert A. Eberle	46	President, Chief Executive Officer and Director
Peter S. Fortune	48	Chief Operating Officer and President of Bottomline Europe
Kevin M. Donovan	37	Chief Financial Officer and Treasurer
Richard A. Bell	42	Vice President and General Manager, Financial Process Solutions North America
Eric A. Campbell	50	Chief Technology Officer
Paul J. Fannon	39	Managing Director, Transactional Services Europe
Thomas D. Gaillard	44	Vice President and General Manager, Transactional Services North America
Craig A. Jones	50	Vice President and General Manager, Global Banking and Finance
Chris W. Peck	42	Managing Director, Group Sales Europe
Nigel K. Savory	40	Managing Director, Europe

Robert A. Eberle has served as a director since September 2000 and as Chief Executive Officer since November 2006. Mr. Eberle has served as President since August 2004. From April 2001 to November 2006, Mr. Eberle served as Chief Operating Officer. Mr. Eberle served as Chief Financial Officer from September 1998 to August 2004.

Peter S. Fortune has served as Chief Operating Officer since November 2006, and as President of Bottomline Europe since we acquired the predecessor company in August 2000. From November 2005 to November 2006, Mr. Fortune served as Chief marketing Officer.

Kevin M. Donovan has served as Chief Financial Officer since August 2004 and as Treasurer since May 2001. Mr. Donovan served as Vice President, Finance from January 2000 to August 2004.

Richard A. Bell has served as Vice President and General Manager, Financial Process Solutions North America since September 2005. From January 2001 to September 2005, Mr. Bell served as Vice President of Create!form, which we acquired in September 2003.

Eric A. Campbell has served as Chief Technology Officer since May 2000.

Paul J. Fannon has served as Managing Director, Transactional Services Europe since December 2003. From December 2001 through December 2003, Mr. Fannon served as Managing Director, Payment Solutions Europe.

Thomas D. Gaillard has served as Vice President and General Manager, Transactional Services North America since July 2003. From May 2002 to July 2003, Mr. Gaillard served as Vice President, Corporate Development.

Craig A. Jones has served as Vice President and General Manager, Global Banking and Finance, since July 2006. From July 2003 to July 2006, Mr. Jones served as Vice President and General Manager, Financial Process Solutions North America. From July 2002 to July 2003, Mr. Jones served as Vice President of Product Management. From September 1999 to July 2002, Mr. Jones served as Vice President of Marketing.

Christopher W. Peck has served as Managing Director, Group Sales Europe since July 2003. From August 2000, when we acquired the predecessor company, through July 2003, Mr. Peck served as Group Sales Director of Bottomline Europe.

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

Period	High	Low
Fiscal 2006
First quarter	$18.62	$14.57
Second quarter	$15.67	$10.01
Third quarter	$13.75	$10.33
Fourth quarter	$14.00	$8.05
Fiscal 2007
First quarter	$10.38	$6.98
Second quarter	$11.62	$9.28
Third quarter	$13.24	$10.24
Fourth quarter	$13.13	$10.50

As of August 31, 2007, there were approximately 198 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on August 31, 2007 was $13.18. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

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

The following table provides information about purchases by us of our common stock during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
April 1, 2007 – April 30, 2007	20,000	$11.05	20,000	$1,012,000
May 1, 2007 – May 31, 2007	95,000	$12.40	95,000	9,833,000
June 1, 2007 – June 30, 2007	75,716	$12.44	75,716	8,892,000

Total	190,716	$12.28	190,716	$8,892,000

(1)	In May 2007, our board of directors announced that it had authorized a repurchase program for the repurchase of up to $10.0 million of our common stock. At June 30, 2007, we had repurchased 90,716 shares at an average repurchase price of $12.48 per share. The approximate remaining dollar value of shares available for repurchase under this program is $8,868,000.

In June 2006, our board of directors announced that it had authorized a repurchase program for the repurchase of up to $10.0 million of our common stock. At June 30, 2007, we had repurchased 927,970 shares at an average repurchase price of $10.75 per share. This repurchase program is now closed.

Stock Performance Graph

The stock performance graph below compares the percentage change in cumulative stockholder return on our common stock for the period from June 30, 2002 through June 30, 2007, with the cumulative total return on The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index.

This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on June 30, 2002), The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index on June 30, 2002, and assumes dividends, if any, are reinvested.

The stock price performance shown on the following graph is not necessarily indicative of future price performance.

	6/02	6/03	6/04	6/05	6/06	6/07
Bottomline Technologies (de), Inc.	100.00	142.86	187.64	265.00	144.10	218.62
NASDAQ Composite	100.00	108.29	139.82	140.70	151.54	183.10
NASDAQ Computer & Data Processing	100.00	105.06	126.04	130.56	136.58	170.32

The information included under the heading “Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.	Selected Financial Data.

You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results shown herein are not necessarily indicative of the results to be expected for any future periods.

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Software licenses	$13,021	$14,366	$18,789	$12,236	$14,102
Subscriptions and transactions	7,612	9,380	12,462	22,290	26,767
Service and maintenance	33,253	41,984	49,771	52,511	63,887
Equipment and supplies	17,379	16,402	15,483	14,628	13,579

Total revenues	71,265	82,132	96,505	101,665	118,335
Cost of revenues:
Software licenses	1,936	1,678	2,295	1,398	744
Subscriptions and transactions	4,210	5,237	5,371	9,294	12,138
Service and maintenance	17,382	17,697	22,010	24,072	29,254
Stock compensation expense	—	—	—	474	755
Equipment and supplies	13,615	13,312	11,980	11,639	10,168

Total cost of revenues	37,143	37,924	41,656	46,877	53,059

Gross profit	34,122	44,208	54,849	54,788	65,276
Operating expenses:
Sales and marketing	18,884	21,653	24,896	23,816	28,761
Stock compensation expense	—	—	—	2,489	2,893
Product development and engineering:
Product development and engineering	10,351	9,319	9,375	11,448	15,308
In-process research and development	—	842	—	—	—
Stock compensation expense	71	41	14	841	761
General and administrative	9,827	10,613	11,546	12,949	15,784
Stock compensation expense	—	—	—	3,180	3,536
Amortization of intangible assets	8,830	4,277	3,217	4,491	9,324

Total operating expenses	47,963	46,745	49,048	59,214	76,367

Income (loss) from operations	(13,841)	(2,537)	5,801	(4,426)	(11,091)
Other income (expense), net	(189)	288	444	3,252	3,177

Income (loss) before provision for income taxes and cumulative effect of accounting change	(14,030)	(2,249)	6,245	(1,174)	(7,914)
Provision (benefit) for income taxes	60	169	357	660	(884)

Income (loss) before cumulative effect of accounting change	(14,090)	(2,418)	5,888	(1,834)	(7,030)
Cumulative effect of accounting change	(13,764)	—	—	—	—

Net income (loss)	$(27,854)	$(2,418)	$5,888	$(1,834)	$(7,030)

	Fiscal Year Ended June 30,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Basic income (loss) per common share before cumulative effect of accounting change	$(0.90)	$(0.15)	$0.33	$(0.08)	$(0.30)
Diluted income (loss) per common share before cumulative effect of accounting change	$(0.90)	$(0.15)	$0.31	$(0.08)	$(0.30)
Cumulative effect of accounting change	(0.88)	—	—	—	—

Basic net income (loss) per common share	$(1.78)	$(0.15)	$0.33	$(0.08)	$(0.30)

Diluted net income (loss) per common share	$(1.78)	$(0.15)	$0.31	$(0.08)	$(0.30)

Shares used in computing basic income (loss) per share	15,667	16,514	18,030	22,838	23,539

Shares used in computing diluted income (loss) per share	15,667	16,514	19,119	22,838	23,539

Non-GAAP presentation:
Income (loss) before provision for income taxes and cumulative effect of accounting change	$(14,030)	$(2,249)	$6,245	$(1,174)	$(7,914)
Amortization of intangible assets	8,830	4,277	3,217	4,491	9,324
Stock compensation expense	71	41	14	6,984	7,945
Acquisition-related technology write-offs	—	—	—	189	—
In-process research and development	—	842	—	—	—
(Provision) benefit for income taxes	(60)	(169)	(357)	(660)	884

Non-GAAP net income (loss)	$(5,189)	$2,742	$9,119	$9,830	$10,239

The non-GAAP presentation above consists of a reconciliation of our net income or loss before the cumulative effect of accounting changes and income taxes to a measure of non-GAAP net income or loss. We present this supplemental information in the form of non-GAAP financial measures, which excludes certain non-cash items—specifically in-process research and development charges, acquisition related technology write-offs, amortization of intangible assets and stock compensation expense. We believe that this supplemental, non-GAAP presentation is useful to investors because it allows for an evaluation of Bottomline with a focus on the performance of its core operations. Our executive management team, including our chief operating decision maker, uses this same non-GAAP measure internally to assess the on-going performance of Bottomline.

Since the presentation above is not a GAAP measurement of financial performance, there are material limitations to its usefulness on a stand alone basis, including the lack of comparability of this presentation to the GAAP financial results of other companies. Accordingly the non-GAAP information should not be used in isolation from, or as a substitute for, our GAAP results.

Certain prior period amounts have been reclassified to comply with recent accounting pronouncements and to reflect a comparable presentation of where certain classes of employees are now reported within our operating expense categories.

	Fiscal Year Ended June 30,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,802	$20,724	$20,789	$38,752	$38,997
Marketable securities	—	4,291	15,127	41,745	26,876
Working capital	17,564	17,991	27,552	71,874	55,321
Total assets	74,535	91,243	110,441	175,834	189,984
Long-term debt (capital leases)	—	—	—	—	37
Total stockholders’ equity	47,695	59,253	72,793	136,608	140,436

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

For the year ended June 30, 2007, our revenues increased to $118.3 million from $101.7 million in the prior year. This revenue increase was primarily attributable to an increase in revenues in our Banking Solutions operating segment as a result of increased demand for those solutions and increases in our subscription and transaction revenues as a result of our prior year acquisitions of Visibillity and Tranmit. The increase was also attributable to the revenue contribution from Formscape, which we acquired in October 2006, and an increase in foreign currency exchange rates. These increases were offset in part by decreases in revenues as a result of the end of the BACSTEL-IP initiative in the UK, which concluded in December 2005. During fiscal 2007, we derived approximately 45% of our revenue through our international operations, the majority of which was attributable to the UK. We expect future revenue growth to be driven by increased purchases by new and existing bank and financial institution customers in both North America and international markets, the continued market adoption of our Legal eXchange product in the US, increased purchases of our payment and document management solutions by enterprise customers, the contribution of a full year’s revenue from our Formscape acquisition and the contribution of revenue from our accounts payable automation products.

We had a net loss of $7.0 million during fiscal year ended June 30, 2007 compared to a net loss of $1.8 million in the year ended June 30, 2006. The net loss incurred in the year ended June 30, 2007 reflected $17.3 million of expense associated with the amortization of intangible assets and stock compensation. The increase of $4.8 million in intangible asset amortization reflects the expense impact of our current and prior year acquisitions. Our operating results were also impacted by a significant increase in product development expense as we continued to make investments in our accounts payable automation and banking products. We also continued to make significant up-front investments in other areas of our accounts payable automation offerings such as our hosted infrastructure and our customer delivery capabilities. We believe that the continued investment in these areas is warranted, given the market opportunity we believe exists in respect of these products. Increases in other operating expense categories during the fiscal year ended June 30, 2007 largely reflect our overall increased operating costs as a result of current and prior year acquisitions and general business growth.

Revenue Sources

Our revenues are derived from multiple sources, and are reported under the following classifications:

•

Software License Fees. Software license revenues, which we derive from our software applications, are generally based on the number of software applications and user licenses purchased. Fees from the sale of perpetual software licenses are generally recognized upon delivery of the software to the customer. However, certain of our software arrangements, particularly those related to banking and financial institution customers, are recognized on a percentage of completion basis over the life of the project because they require significant customization and modification and involve extended implementation periods.

•

Subscription and Transaction Fees. We derive subscription and transaction fees from a number of sources, principally our hosted products such as Legal eXchange and more recently certain of our newer solutions which are sold on a subscription, rather than a perpetual license, basis. Subscription revenues are typically recognized on a ratable basis over the subscription period. Transaction revenues are typically recorded at the time transactions are processed. Many of our hosted products require customers to pay non-refundable set up or installation fees. In these cases, since the up-front fees do not represent a separate revenue earnings process, the fees are deferred and recognized as revenue over the estimated life of the customer relationship, which is generally four years. Going forward, a large part of our focus will be on growing the revenue contribution from our subscription and transaction based revenue streams.

•

Service and Maintenance Fees. Our service and maintenance revenues consist of professional services fees and customer support and maintenance fees. Revenues relating to professional services not associated with customized software solutions are normally recognized at the time services are rendered. Professional services revenues associated with software license arrangements that include significant customization and modification are generally recognized on a percentage of completion basis over the life of the project. Software maintenance fees, which are established as a percentage (typically 15%-20%) of the list price for the software license, are recognized as revenue ratably over the respective maintenance period.

•

Equipment and Supplies Revenues. We derive equipment and supplies revenues from the sale of printers, check paper and magnetic ink character recognition toners. These revenues are normally recognized at the time of delivery. Equipment and supplies revenue also includes postage and shipping related charges billed to customers.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in our consolidated financial statements. Additionally, during fiscal year 2007 we modified our formula for allocating certain central operating costs across functional expense categories, specifically costs related to information technology and information solutions resources. Under the modified methodology, costs are allocated to operating expense and cost of sales categories according to a headcount-based formula. Historically, these costs had been charged predominantly to general and administrative expenses. We believe the headcount-based allocation methodology results in a more precise expense allocation across all operating areas of the business. This change did not affect our overall operating results for any period, and all prior period amounts have been reclassified to conform with this presentation.

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

Stock Based Compensation

Effective July 1, 2005, we adopted accounting rules (SFAS 123R, “Share-Based Payment”) requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense but rather was disclosed in a footnote to our financial statements. For the fiscal years ended June 30, 2006 and 2007, we recorded approximately $7.0 million and $7.9 million of expenses associated with share-based payments respectively. The substantial majority of the expense recorded in both 2006 and 2007 is related to awards of stock options and restricted stock.

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. For purposes of estimating the expected option term, we review and consider our historic option activity, particularly the underlying option holding period (including the holding period inherent in currently vested but unexercised options) and, for stock options granted during 2007, estimated an expected term between 4.4 and 5.1 years. In estimating our stock price volatility, we analyze our historical volatility for a period equal to the expected term of our stock option awards and, by reference to actual stock prices during this period, estimated volatility ranging from 48% to 55% for options granted during fiscal 2007. We believe that these estimates, both expected term and volatility, are reasonable in light of the historic data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

A portion of the stock option expense recorded during fiscal year 2007 relates to the continued vesting of stock options that were granted prior to our adoption of the expense recognition requirements on July 1, 2005. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with awards granted prior to this date, which were also calculated using a Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in Note 9 to the accompanying consolidated financial statements and in our prior filings on Form 10-K.

Revenue Recognition

We derive our revenues from the sale of both perpetual and subscription based software licenses, transactional based product offerings, professional services, software maintenance and equipment and supplies. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is probable. We consider a non-cancelable fully executed agreement or customer purchase order to be persuasive evidence of an arrangement. We consider delivery to have occurred upon transfer of product title to the customer, or completion of services rendered. We consider the fee to be fixed or determinable if the fee is not subject to adjustment, or if we have not granted extended payment terms to the customer. Excluding our long-term contract arrangements for which revenue is recorded on a percentage of completion basis, our normal customer payment terms do not exceed 90 days from the date of delivery. We consider collection to be probable if our internal credit analysis indicates that the customer will be able to pay contractually committed amounts as they become due under the arrangement.

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

Certain of our software arrangements require significant customization and modification and involve extended implementation periods. These arrangements do not qualify for separate element revenue recognition treatment as described above, and instead must be accounted for under contract accounting. Under contract accounting, companies must select from two generally accepted methods of accounting: the completed contract method and the percentage of completion method. The completed contract method recognizes revenue only upon contract completion, and all project costs and revenues are reported as deferred items in the balance sheet until that time. The percentage of completion method recognizes revenue and costs on a contract over time, as the work progresses.

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

Since our adoption of SFAS 142, we have tested our goodwill annually for impairment and for fiscal 2007 we performed this review during our fourth quarter (which is consistent with the historic timing of our annual goodwill impairment review). Based on this review, we concluded that there was no goodwill impairment. Our analysis was performed at the “reporting unit” level and required an estimate of the fair value of each reporting unit. Based on the results of this review we concluded that none of our reporting units were impaired. However, there can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occurred, it would likely have a material impact on our financial results. At June 30, 2007, the carrying value of goodwill for all of our reporting units was approximately $53 million.

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

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At June 30, 2007, the carrying value of our intangible assets, excluding goodwill, was approximately $31 million. As a result of our fiscal 2007 impairment review, none of these assets were deemed to be impaired.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt the pronouncement effective July 1, 2007. Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. We are still in the process of evaluating the impact of FIN 48 on our financial statements, but at present do not believe that it will have a material impact on our financial position or results of operations.

Results of Operations

The following table sets forth, for the fiscal years indicated, the percentage relationships that selected items in the Consolidated Statements of Operations bear to total revenues.

	Percentages of Total Revenues
	Fiscal Year Ended June 30,
	2005	2006	2007
Revenues:
Software licenses	19.5%	12.0%	11.9%
Subscriptions and transactions	12.9	21.9	22.6
Service and maintenance	51.6	51.7	54.0
Equipment and supplies	16.0	14.4	11.5

Total revenues	100.0	100.0	100.0
Cost of revenues:
Software licenses	2.4	1.4	0.6
Subscriptions and transactions	5.6	9.1	10.3
Service and maintenance	22.8	23.7	24.7
Stock compensation expense	—	0.5	0.6
Equipment and supplies	12.4	11.4	8.6

Total cost of revenues	43.2	46.1	44.8

Gross profit	56.8	53.9	55.2
Operating expenses:
Sales and marketing	25.8	23.4	24.3
Stock compensation expense	—	2.4	2.4
Product development and engineering	9.7	11.3	12.9
Stock compensation expense	—	0.8	0.6
General and administrative	12.0	12.8	13.4
Stock compensation expense	—	3.1	3.0
Amortization of intangible assets	3.3	4.4	7.9

Total operating expenses	50.8	58.2	64.5

Income (loss) from operations	6.0	(4.4)	(9.4)
Other income, net	0.5	3.2	2.7

Income (loss) before provision for income taxes	6.5	(1.2)	(6.7)
Provision (benefit) for income taxes	0.4	0.6	(0.8)

Net income (loss)	6.1%	(1.8)%	(5.9)%

Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006

Revenues by Segment

As of July 1, 2006, we revised the structure of our internal operating segments and changed the nature of the financial information that is provided to and used by our chief operating decision maker. We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The change in segment composition on July 1, 2006 is reflected for all financial periods presented. The following table represents our revenues by segment:

	For the Year Ended June 30,
	2006		2007		Increase (Decrease) Between Periods
	Revenues	As % of total	Revenues	As % of total	Revenues	% Change
	(in thousands)
Payments and Transactional Documents	$77,600	76.3	$84,506	71.4	$6,906	8.9
Banking Solutions	12,706	12.5	20,017	16.9	7,311	57.5
Outsourced Solutions	11,359	11.2	13,812	11.7	2,453	21.6

	$101,665	100.0	$118,335	100.0	$16,670	16.4

Payments and Transactional Documents. The revenue increase for the year ended June 30, 2007 was primarily attributable to the revenue contribution from Formscape, which we acquired in October 2006, and an increase in foreign exchange rates. We expect revenue for the Payments and Transactional Documents segment to increase in fiscal 2008 as a result of a full year’s revenue contribution from Formscape, increased sales of our payment and document management solutions and the revenue contribution from our accounts payable automation solutions.

Banking Solutions. The increase in revenue for the year ended June 30, 2007 was as a result of the revenue contribution from several large banking projects and an increase in customer orders and demand for our banking software solutions. We expect revenues for the Banking Solutions segment to increase next year as a result of the contribution of revenue from ongoing projects as well as from additional purchases by new and existing bank and financial institution customers in both North America and international markets.

Outsourced Solutions. The revenue increase for the year ended June 30, 2007 was primarily a result of the revenue contribution from new Legal eXchange customers in the US and a full year’s revenue contribution from Visibillity, which we acquired in fiscal 2006. We expect revenue for the Outsourced Solutions segment to increase next year as current customers of Legal eXchange move from the implementation phase (during which no revenue is recorded) into live production and as new customers purchase this solution.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2006	2007	2007 Compared to 2006
	(in thousands)%
Revenues:
Software licenses	$12,236	$14,102	$1,866	15.3
Subscriptions and transactions	22,290	26,767	4,477	20.1
Service and maintenance	52,511	63,887	11,376	21.7
Equipment and supplies	14,628	13,579	(1,049)	(7.2)

Total revenues	$101,665	$118,335	$16,670	16.4

The overall revenue increase in 2007 was due primarily to increases in revenues from our banking products and services, an increase in Legal eXchange revenues, a full year’s revenue contribution from our prior year acquisitions, the revenue contribution from our acquisition of Formscape in 2007 and an increase in foreign exchange rates. These increases were offset in part by a decrease in software license revenues in the UK as the BACSTEL-IP initiative ended in December 2005. Revenues, based on the point of sale rather than the location of the customer, were $65.1 million in the US, $51.5 million in Europe and $1.7 million in Australia for the fiscal year ended June 30, 2007. Revenues based on the point of sale for the fiscal year ended June 30, 2006 were $54.3 million in the US, $45.5 million in Europe and $1.9 million in Australia.

Software Licenses. The increase in software license revenues was due principally to the revenue contribution from Formscape, which we acquired in October 2006, an increase in license revenues in our Banking Solutions segment as a result of the revenue contribution from two large projects and an increase in foreign exchange rates. We expect software license revenues to increase during 2008 as a result of a full year’s revenue contribution from Formscape and as a result of projected software license revenue within our Banking Solutions segment.

Subscriptions and Transactions. The increase in subscription and transaction revenues in 2007 was due principally to the revenue contribution from new Legal eXchange customers, a full year’s revenue contribution from our prior year acquisition of Visibillity, an increase in foreign exchange rates and growth in our subscription and transactional based revenue streams. We expect subscription and transaction revenues to increase during 2008 as a result of the revenue contribution from our Legal eXchange solution and as a result of orders for our newer subscription and transaction based product offerings.

Service and Maintenance. The increase in service and maintenance revenues occurred as a result of the revenue contribution from Formscape, an increase in professional services revenues associated with several large banking projects and an increase in foreign exchange rates. We expect that service and maintenance revenues will increase during 2008 as a result of a full year’s revenue contribution from Formscape and as a result of the revenue contribution from ongoing projects in our Banking Solutions segment.

Equipment and Supplies. Equipment and supplies revenue decreased slightly in the year ended 2007 as compared to the year ended 2006, as we continued to de-emphasize the sale of certain lower margin equipment and supplies products. We expect that equipment and supplies revenues will remain relatively consistent during 2008, but expect that this revenue stream will continue to decrease as a percentage of our total revenues.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2006	2007	2007 Compared to 2006
	(in thousands)%
Cost of revenues:
Software licenses	$1,398	$744	$(654)	(46.8)
Subscriptions and transactions	9,294	12,138	2,844	30.6
Service and maintenance	24,072	29,254	5,182	21.5
Stock compensation expense	474	755	281	59.3
Equipment and supplies	11,639	10,168	(1,471)	(12.6)

Total cost of revenues	$46,877	$53,059	$6,182	13.2

Gross profit	$54,788	$65,276	$10,488	19.1

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased to 5% of software license revenues in the year ended June 30, 2007, from 11% in year ended June 30, 2006. The decrease in software license cost of revenues was primarily due to the contribution of Formscape software revenue, which carries a slightly higher gross margin than certain of our traditional software products, and due to a lower mix of revenue from software licenses that required royalties to third parties. We expect that software license costs will remain relatively consistent as a percentage of software license revenues during fiscal year 2008.

Subscriptions and Transactions. Subscription and transaction costs include salaries and other related costs for the respective professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. The increase in subscription and transaction costs was due principally to the increase in subscription and transaction revenues and costs associated with the expansion of our hosted infrastructure, as we continued to make investments in our newer subscription and transaction based products. We expect that subscription and transaction costs will increase as a percentage of subscription and transaction revenues during fiscal year 2008 as we continue to make investments in our hosted infrastructure.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs remained consistent as a percentage of service and maintenance revenues at 46% for the years ended June 30, 2007 and 2006. We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during fiscal year 2008.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 75% of equipment and supplies revenues in year ended June 30, 2007 compared to 80% of equipment and supplies revenues in the year ended June 30, 2006. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenues was due to our continued de-emphasis of lower margin equipment and supplies transactions. We expect that equipment and supplies costs may decline slightly as a percentage of equipment and supplies revenues in fiscal year 2008.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2006	2007	2007 Compared to 2006
	(in thousands)%
Operating expenses:
Sales and marketing	$23,816	$28,761	$4,945	20.8
Stock compensation expense	2,489	2,893	404	16.2
Product development and engineering	11,448	15,308	3,860	33.7
Stock compensation expense	841	761	(80)	(9.5)
General and administrative	12,949	15,784	2,835	21.9
Stock compensation expense	3,180	3,536	356	11.2
Amortization of intangible assets	4,491	9,324	4,833	107.6

Total operating expenses	$59,214	$76,367	$17,153	29.0

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the year ended June 30, 2007 as compared to the year ended June 30, 2006, with this increase principally attributable to higher operating costs as a result of the Formscape acquisition and an increase in foreign exchange rates. Costs related to customer conferences and product advertising initiatives also increased as we promoted our newer product offerings. We expect that sales and marketing expenses will increase during fiscal year 2008 as a result of a full year’s expense contribution from Formscape and as a result of our continued sales and marketing initiatives around our newer products.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which at present is heavily focused on enhancing our accounts payable automation solutions and, to a lesser extent, on enhancements and revisions to our other products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses was primarily attributable to expenses associated with our continued investment in our accounts payable automation products, increases in third party contractor expenses as a result of our continued investment in our banking products, expenses associated with the activities of Formscape and an increase in foreign exchange rates. We expect that product development and engineering expenses will increase during fiscal year 2008 as a result of our on-going development initiatives around our accounts payable automation solutions and due to a full year’s expense contribution from Formscape.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was attributable to expenses associated with the activities of Formscape, an increase in foreign exchange rates, and an increased use of external services providers to supplement our legal and finance functions. We expect that general and administrative expenses will remain relatively consistent during fiscal year 2008.

Stock Compensation Expense. During the year ended June 30, 2007, stock compensation expense increased slightly to $7.9 million as compared to stock compensation expense of $7.0 million for the year ended June 30, 2006. The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the years ended June 30, 2007 and 2006, stock compensation expense was allocated as follows:

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2006	2007	2007 Compared to 2006
	(in thousands)%
Cost of revenues: service and maintenance	$474	$755	$281	59.3
Sales and marketing	2,489	2,893	404	16.2
Product development and engineering	841	761	(80)	(9.5)
General and administrative	3,180	3,536	356	11.2

Total Compensation Expense	$6,984	$7,945	$961	13.8

During fiscal year 2008 we expect to incur stock compensation expense that is relatively consistent with the level of expense recorded during fiscal year 2007.

Amortization of Intangible Assets. Amortization expense increased as a result of the amortization of intangible assets arising from our current and prior year acquisitions. We expect that total amortization expense for fiscal 2008 will approximate $10.6 million.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2006	2007	2007 Compared to 2006
	(in thousands)%
Interest income	$3,138	$3,187	$49	1.6
Interest expense	(15)	(24)	(9)	60.0
Other income, net	129	14	(115)	(89.1)

Other income, net	$3,252	$3,177	$(75)	(2.3)

All components of our other income and expense categories remained largely consistent during fiscal year 2007 as compared to fiscal 2006. Excluding interest income, the individual components of other income and expense continue to represent insignificant components of our overall operations.

Provision for Income Taxes

We recorded a net income tax benefit of $884,000 for the fiscal year ended June 30, 2007 compared to net expense of $660,000 for the fiscal year ended June 30, 2006. The net benefit position for the year ended June 30, 2007 was due to an income tax benefit associated with our European operations. This benefit was partially offset by income tax expense associated with our Australian and US operations. The US income tax expense is attributable to an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes but not amortized for financial reporting purposes. In the year ended June 30, 2006, income tax expense was attributable principally to our Australian operations and to US expense related to an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes but not for financial reporting purposes.

Net Loss

The increase in net loss for 2007 was due to a significant increase in expense associated with intangible assets arising from prior business acquisitions. Operating expenses also increased, reflecting our overall increase in operating costs as a result of current and prior year acquisitions and the general growth of our business. In particular, we incurred a significant increase in expense associated with product development, as we continued to make on-going investments in our accounts payable automation and banking products. We also continued to make significant up-front investments in other areas of our accounts payable automation offering such as our hosted infrastructure and our customer delivery capabilities. We believe that the continued investment in such areas is warranted, given the market opportunity we believe exists in respect of these products.

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

	For the Year Ended June 30,
	2005		2006		Increase (Decrease) Between Periods
	Revenues	As % of total	Revenues	As % of total	Revenues	% Change
	(in thousands)
Payments and Transactional Documents	$79,946	82.8	$77,600	76.3	$(2,346)	(2.9)
Banking Solutions	9,164	9.5	12,706	12.5	3,542	38.7
Outsourced Solutions	7,395	7.7	11,359	11.2	3,964	53.6

	$96,505	100.0	$101,665	100.0	$5,160	5.3

Payments and Transactional Documents. The revenue decrease for the fiscal year ended June 30, 2006 was primarily attributable to a decrease in software license revenue as a result of the conclusion of the BACSTEL-IP conversion in the UK and due to a decrease in the foreign currency exchange rates.

Banking Solutions. The revenue increase for the year ended June 30, 2006 was due to an increase in professional services revenue resulting from several large custom projects with financial institution customers.

Outsourced Solutions. The revenue increase for the fiscal year ended June 30, 2006 was primarily due to increased revenue from our Legal eXchange product in the US, in part as a result of the revenue contribution from Visibillity which we acquired in December 2005 and the revenue contribution from Tranmit, which we acquired in January 2006.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2005	2006	2006 Compared to 2005
	(in thousands)%
Revenues:
Software licenses	$18,789	$12,236	$(6,553)	(34.9)
Subscriptions and transactions	12,462	22,290	9,828	78.9
Service and maintenance	49,771	52,511	2,740	5.5
Equipment and supplies	15,483	14,628	(855)	(5.5)

Total revenues	$96,505	$101,665	$5,160	5.3

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

Subscriptions and Transactions. The increase in subscription and transaction revenues in fiscal year 2006 as compared to fiscal year 2005 was primarily the result of a full year’s revenue contribution from HMSL, which we acquired in April 2005, increases in Legal eXchange revenues and the revenue contributions from our acquisitions of Visibillity and Tranmit which were completed during fiscal 2006, offset in part by a decrease in the foreign currency exchange rate in the UK.

Service and Maintenance. The increase in service and maintenance revenues for the fiscal year ended June 30, 2006 was primarily due to an increase in the professional services revenues of our Banking Solutions segment due to several large custom projects with financial institution customers.

Equipment and Supplies. The decrease in equipment and supplies revenues was primarily due to decreases in order flow in the UK, due in part to our continued de-emphasis of this revenue stream, and by a decrease in the foreign currency exchange rate in the UK, offset in part by several large equipment orders with financial institution customers in the US.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2005	2006	2006 Compared to 2005
	(in thousands)%
Cost of revenues:
Software licenses	$2,295	$1,398	$(897)	(39.1)
Subscriptions and transactions	5,371	9,294	3,923	73.0
Service and maintenance	22,010	24,072	2,062	9.4
Stock compensation expense	—	474	474	—
Equipment and supplies	11,980	11,639	(341)	(2.8)

Total cost of revenues	$41,656	$46,877	$5,221	12.5

Gross profit	$54,849	$54,788	$(61)	(0.1)

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained relatively consistent at 11% of software license revenues in fiscal year 2006 as compared to 12% of software license revenues in the fiscal year ended June 30, 2005. The decrease in software license costs in dollar terms was due to the overall decrease in software license revenues.

Subscriptions and Transactions. Subscription and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscription and transaction costs remained consistent, as a percentage of subscriptions and transaction revenues, in fiscal 2006 as compared to fiscal 2005. The increase in costs in dollar terms was due to the increase in subscription and transaction revenues during 2006.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as expenses associated with third party contractors used to complement our professional services team. Service and maintenance costs remained relatively consistent as a percentage of service and maintenance revenues in the fiscal years ended June 30, 2006 and 2005. The increase in service and maintenance costs in dollar terms was consistent with the overall increases in service and maintenance revenues and due primarily to higher third party costs associated with BACSTEL-IP product implementations in the UK.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased to 80% of equipment and supplies revenues in the fiscal year ended June 30, 2006 from 77% of equipment and supplies revenues in the fiscal year ended June 30, 2005. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to several lower margin equipment transactions in the US and an increase in third party costs in the UK.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2004	2005	2005 Compared to 2004
	(in thousands)%
Operating expenses:
Sales and marketing	$24,896	$23,816	$(1,080)	(4.3)
Stock compensation expense	—	2,489	2,489	—
Product development and engineering:
Product development and engineering	9,375	11,448	2,073	22.1
Stock compensation expense	14	841	827	5,907.1
General and administrative	11,546	12,949	1,403	12.2
Stock compensation expense	—	3,180	3,180	—
Amortization of intangible assets	3,217	4,491	1,274	39.6

Total operating expenses	$49,048	$59,214	$10,166	20.7

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

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2005	2006	2006 Compared to 2005
	(in thousands)%
Interest income	$591	$3,138	$2,547	431.0
Interest expense	(10)	(15)	(5)	(50.0)
Other income (expense), net	(137)	129	266	194.2

Other income, net	$444	$3,252	$2,808	632.4

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

Provision for Income Taxes

Our provision for income taxes was $660,000 for the fiscal year ended June 30, 2006 compared to $357,000 for the fiscal year ended June 30, 2005. The increase in income tax expense was due principally to an increase in the income tax expense associated with our Australian operations, an increase in US tax expense attributable to an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes but is not amortized for financial reporting purposes, and the absence of an income tax benefit that was recorded in fiscal 2005 as a result of an income tax refund received in that year.

Net Loss

The net loss for 2006 was primarily due to a decrease in software license revenues, which carry a very high gross margin, the expense impact associated with stock-based compensation as a result of accounting rules that we adopted on July 1, 2005, and an increase in expenses associated with the amortization of intangible assets.

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We had net working capital of $55 million at June 30, 2007, including cash and cash equivalents and marketable securities totaling $66 million.

We have generated positive operating cash flows in each of our last six fiscal years. We believe that the cash generated from our operations and the cash, cash equivalents and marketable securities we have on hand will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would be subject to the approval of our board of directors and potentially stockholder, bank or regulatory approval. We also may undertake additional business or asset acquisitions.

In October 2006, we paid approximately $17 million (net of cash acquired) from our cash balances in connection with our acquisition of Formscape. We do not believe that this acquisition adversely affected our overall liquidity position and we continue to believe that our existing cash and investment balances, as well as cash generated from operations, will be sufficient to meet our operating requirements for the foreseeable future.

Operating Activities

	Fiscal Year Ended June 30,
	2005	2006	2007
	(in thousands)
Net income (loss)	$5,888	$(1,834)	$(7,030)
Non-cash adjustments	6,434	13,489	19,240
Decrease (increase) in accounts receivable	(2,661)	3,358	207
All other, net	3,556	(3,158)	(456)

Net cash provided by operating activities	$13,217	$11,855	$11,961

Net cash provided by operating activities for the fiscal years ended June 30, 2007 and 2006 was primarily due to our net loss, adjusted by favorable non-cash adjustments. Net cash provided by operating activities for the fiscal year ended June 30, 2005 was primarily due our net income position, the impact of favorable non-cash adjustments and increases in deferred revenue.

As of June 30, 2007, the deferred tax assets associated with our US operations and a portion of the deferred tax assets associated with our UK operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

At June 30, 2007, we have available US net operating loss carryforwards of $31.2 million, which expire at various times through the year 2027. We also have $2.2 million of research and development tax credit carryforwards available, which expire at various points through year 2027. The operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities

	Fiscal Year Ended June 30,
	2005	2006	2007
	(in thousands)
Net proceeds from (purchases of) marketable securities	$(10,765)	$(26,612)	$14,875
Purchases of property and equipment	(2,169)	(2,612)	(3,593)
Acquisition of businesses and assets, net of cash acquired	(5,802)	(18,195)	(17,016)

Net cash used in investing activities	$(18,736)	$(47,419)	$(5,734)

In the fiscal year ended June 30, 2007 cash was primarily used to acquire Formscape and to acquire fixed assets. In the fiscal year ended June 30, 2006 cash was primarily used to acquire high quality marketable securities and to fund our acquisitions of Visibillity, Tranmit and a patent. The significant increase in purchases of marketable securities in the fiscal year ended June 30, 2006 was due to our investment of proceeds received from our follow-on offering of common stock completed in July 2005. Cash was primarily used in the fiscal year ended June 30, 2005 to acquire short-term investments, to acquire HMSL and to acquire property and equipment.

Financing Activities

	Fiscal Year Ended June 30,
	2005	2006	2007
	(in thousands)
Proceeds from exercise of stock options, stock warrants and employee stock purchase plan	$5,705	$6,288	$4,154
Repurchase of common stock	—	(61)	(11,186)
Proceeds from the sale of common stock, net	—	46,772	—
Excess tax benefit from stock based compensation	—	282	104
Capital lease payments	—	—	(90)
Payment of bank financing fees	(16)	(33)	(15)

Net cash provided by (used in) financing activities	$5,689	$53,248	$(7,033)

Net cash used in financing activities for the fiscal year ended June 30, 2007 was primarily the result of repurchases of our common stock, offset in part by proceeds we received from the exercise of employee stock options and purchases under our employee stock purchase plan. Net cash provided by financing activities for the fiscal year ended June 30, 2006 was primarily the result of $46.8 million in net proceeds received from our follow-on offering of common stock in July 2005 and proceeds of $6.3 million from the exercise of stock options and purchases under our employee stock purchase plan. Net cash provided by financing activities for the fiscal year ended June 30, 2005 was the result of proceeds received from the exercise of employee stock options, stock warrants and the employee stock purchase plan.

Common Stock

In July 2005, we sold an aggregate of 3,560,000 shares of common stock in an underwritten public offering, generating approximately $47 million in proceeds, after underwriting discounts.

Note Payable and Credit Facilities

In February 2007, our subsidiary, Bottomline Europe, renewed through December 31, 2007 its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 500,000 British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (5.5% at June 30, 2007) plus 2% and are due on the expiration date of the Overdraft Facility. There were no outstanding borrowings under this Overdraft Facility at June 30, 2007.

In April 2007, we renewed, through March 24, 2009, our Loan and Security Agreement (Credit Facility). The Credit Facility, as renewed, provides for aggregate borrowings of up to $2 million and requires us to maintain certain financial covenants. Borrowings under the Credit Facility are secured by substantially all our assets, bear interest at the bank’s prime rate (8.25% at June 30, 2007) and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, Bottomline. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2007 a $2 million letter of credit had been issued to our landlord as part of the lease agreement for our corporate headquarters.

Business Acquisitions

On October 13, 2006 we, through our UK subsidiary, acquired all of the outstanding share capital of Formscape Group, Ltd. (Formscape). The purchase consideration for Formscape was approximately $22.2 million, consisting of approximately $17.0 million of cash and $5.2 million (521,159 shares) of our common stock, as valued on the date of the acquisition. Formscape operating results are included in our operating results from the acquisition date forward, as a component of the Payments and Transactional Documents segment.

On January 24, 2006, we acquired all of the outstanding stock of Tranmit Plc (Tranmit). The purchase consideration for Tranmit was approximately $6.0 million of cash, $4.2 million (316,970 shares) of our common stock, as valued on the date of acquisition, and acquisition related costs. Tranmit operating results are included in our operating results from the acquisition date forward, as a component of the Outsourced Solutions segment.

On December 31, 2005, we acquired all of the outstanding stock of Visibillity, Inc. (Visibillity). The initial purchase consideration for Visibillity was $11,500,000 in cash plus acquisition related costs. Subsequent to the payment of the initial purchase consideration, we recovered $500,000 from the Visibillity selling stockholders pursuant to the terms of the acquisition, and this recovery was recorded as a reduction to the amount of goodwill recorded as part of the acquisition. Visibillity operating results are included in our operating results from the acquisition date forward, as a component of the Outsourced Solutions segment.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2007:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$10,779	$3,211	$6,374	$1,194	—
Capital lease obligations	79	38	41	—	—
Other contractual obligations	—	—	—	—	—

Total	$10,858	$3,249	$6,415	$1,194	—

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

During the twelve months ended June 30, 2007, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our exposure to financial risk, including changes in interest rates, relates primarily to cash and cash equivalents and our short-term investments. These investments bear interest at variable interest rates, which are subject to market changes. We have not entered into any interest rate swap agreements or other instruments to minimize our exposure to interest rate fluctuations. We have not had any derivative instruments in the past and do not presently plan to in the future. Our investment portfolio consists of demand deposit accounts, money market mutual funds, U.S. Treasury securities, corporate debt securities and debt securities issued by U.S. state agencies and institutions. Based on our current average balances of cash, cash equivalents and marketable securities, a significant change in interest rates could have a material effect on our operating results. Based on our average investment portfolio and average actual interest rates during 2007, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $281,000, $812,000 and $687,000 for the fiscal years ended 2005, 2006 and 2007, respectively, in our results of operations and cash flows.

Foreign currency exchange rate risk

We have significant operations located in the United Kingdom, where the functional currency is British Pound Sterling (the Pound). We have operations in Australia, where the functional currency is the Australian dollar. Beginning in fiscal 2007, we also have operations in Germany and France, where the functional currency is the European Euro. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future.

Foreign currency translation risk

A 10% increase or decrease in the average exchange rate between the Pound and the US dollar would result in an increase or decrease to revenue of approximately $4,830,000 for fiscal 2005, $4,547,000 for fiscal 2006 and $5,063,000 for fiscal 2007. A 10% increase or decrease in the average exchange rate between the Pound and the US dollar would result in an increase or decrease to net income (loss) of approximately $702,000 for fiscal 2005, $305,000 for fiscal 2006 and $385,000 for fiscal 2007.

A 10% increase or decrease in the average exchange rate between the Australian dollar and the US dollar would result in an increase or decrease to revenue of approximately $168,000 for fiscal 2005, $186,000 for fiscal 2006 and $176,000 for fiscal 2007. A 10% increase or decrease in the average exchange rate between the Australian dollar and the US dollar would result in an increase or decrease to net income (loss) of approximately $100,000 for fiscal 2005, $9,000 for fiscal 2006 and $44,000 for fiscal 2007.

A 10% increase or decrease in the average exchange rate between the European Euro and the US dollar would not have a material impact on our financial position, operating results or cash flows.

Foreign currency transaction risk

Foreign currency transaction gains and losses are generally not significant and our financial results would not be significantly impacted in the event of a 10% increase or decrease in the average exchange rates between the US dollar and the respective functional currencies of our international subsidiaries.

Item 8.	Financial Statements and Supplementary Data.

Index to Financial Statements, Financial Statements and Supplementary Data appear on pages 44 to 75 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance.

See “Executive Officers and Other Key Employees of the Registrant” in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2007. The information required by this item is incorporated herein by reference to the information contained under the captions “Proposal I—Election of Class III Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement.

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

The information required by this item is incorporated herein by reference to the information contained under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report,” and “Employment and Other Agreements and Potential Payments Upon Termination or Change-In-Control” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information contained under the captions “Employment and Other Agreements and Potential Payments Upon Termination or Change-In-Control”, “Proposal I—Election of Class III Directors”, “Corporate Governance” and “Certain Relationships and Related Transactions” of the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required to be disclosed by this item is incorporated herein by reference to the information contained under the caption “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures” of the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements—see “Index to Financial Statements”	49

(2)	Financial Statement Schedule for the Years Ended June 30, 2005, 2006 and 2007: Schedule II—Valuation and Qualifying Accounts	48

	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)	Exhibits:

	Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference	81

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS

Years Ended June 30, 2005, 2006 and 2007

	Activity
Year Ended	Balance at Beginning of Year	(Charged to Costs and Expenses)	Additions(1)	Recoveries	Deductions(2)	Balance at End of Year
	(in thousands)
June 30, 2005	$1,765	131	56	31	153	$1,830
June 30, 2006	$1,830	128	228	1	354	$1,833
June 30, 2007	$1,833	52	65	—	360	$1,590

(1)	Additions represent increases to the allowance for doubtful accounts and returns balances as a result of reserves recorded in connection with purchase business combinations and the impact of foreign currency exchange rate changes.
(2)	Deductions are principally write-offs and reductions to reserves.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

The Company excluded the European operations of Formscape Group, Ltd. (Formscape) from its assessment of internal control over financial reporting as of June 30, 2007 because Formscape was acquired by Bottomline during fiscal year 2007 and the Company had not completed its integration of Formscape as of year end. Total assets and revenues of Formscape represented approximately $27.0 million and $6.8 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2007. Included within the Formscape Europe assets metric above are approximately $16.2 million of intangible assets arising from the Formscape acquisition.

Based on our assessment, management concluded that, as of June 30, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 51.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bottomline Technologies (de), Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the European operations of Formscape Group, Ltd. (Formscape), which is included in the 2007 consolidated financial statements of Bottomline Technologies (de), Inc. and constituted $27 million of total assets as of June 30, 2007 and $6.8 million of revenues for the year then ended. Our audit of internal control over financial reporting of Bottomline Technologies (de), Inc. also did not include an evaluation of the internal control over financial reporting of Formscape.

In our opinion, Bottomline Technologies (de), Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and loss and cash flows for each of the three years in the period ended June 30, 2007 of Bottomline Technologies (de), Inc. and our report dated September 7, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

September 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and loss, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2006, the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

September 7, 2007

CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$38,752	$38,997
Marketable securities	41,745	26,876
Accounts receivable, net of allowances for doubtful accounts and returns of $1,833 at June 30, 2006 and $1,590 at June 30, 2007	21,043	24,359
Inventory, net	700	657
Prepaid expenses and other current assets	4,164	4,745

Total current assets	106,404	95,634
Property, plant and equipment, net	7,106	8,270
Customer related intangible assets, net	14,885	23,521
Core technology intangible assets, net	4,010	6,410
Other intangible assets, net	992	880
Goodwill	41,190	53,485
Other assets	1,247	1,784

Total assets	$175,834	$189,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,990	$6,650
Accrued expenses	8,660	8,475
Deferred revenue and deposits	19,880	25,188

Total current liabilities	34,530	40,313
Deferred revenue and deposits, non current	1,249	2,498
Deferred income taxes	2,985	6,258
Other liabilities	462	479

Total liabilities	39,226	49,548
Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—23,647 at June 30, 2006, and 24,866 at June 30, 2007; outstanding shares—23,554 at June 30, 2006, and 23,814 at June 30, 2007	23	25
Additional paid-in-capital	246,543	263,229
Accumulated other comprehensive income	3,585	8,292
Treasury stock: 93 shares at June 30, 2006, and 1,052 shares at June 30, 2007, at cost	(748)	(11,285)
Accumulated deficit	(112,795)	(119,825)

Total stockholders’ equity	136,608	140,436

Total liabilities and stockholders’ equity	$175,834	$189,984

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2005	2006	2007
	(in thousands, except per share data)
Revenues:
Software licenses	$18,789	$12,236	$14,102
Subscriptions and transactions	12,462	22,290	26,767
Service and maintenance	49,771	52,511	63,887
Equipment and supplies	15,483	14,628	13,579

Total revenues	96,505	101,665	118,335
Cost of revenues:
Software licenses	2,295	1,398	744
Subscriptions and transactions	5,371	9,294	12,138
Service and maintenance(1)	22,010	24,546	30,009
Equipment and supplies	11,980	11,639	10,168

Total cost of revenues	41,656	46,877	53,059

Gross profit	54,849	54,788	65,276
Operating expenses:
Sales and marketing(1)	24,896	26,305	31,654
Product development and engineering:(1)	9,389	12,289	16,069
General and administrative(1)	11,546	16,129	19,320
Amortization of intangible assets	3,217	4,491	9,324

Total operating expenses	49,048	59,214	76,367

Income (loss) from operations	5,801	(4,426)	(11,091)
Interest income	591	3,138	3,187
Interest expense	(10)	(15)	(24)
Other, net	(137)	129	14

Other income, net	444	3,252	3,177

Income (loss) before provision for income taxes	6,245	(1,174)	(7,914)
Provision (benefit) for income taxes	357	660	(884)

Net income (loss)	$5,888	$(1,834)	$(7,030)

Basic net income (loss) per common share	$0.33	$(0.08)	$(0.30)

Diluted net income (loss) per common share	$0.31	$(0.08)	$(0.30)

Shares used in computing basic net income (loss) per share	18,030	22,838	23,539

Shares used in computing diluted net income (loss) per share	19,119	22,838	23,539

(1) Stock based compensation is allocated as follows:

	Fiscal Year Ended June 30
	2005	2006	2007
	(in thousands)
Cost of revenues: service and maintenance	$—	$474	$755
Sales and marketing	—	2,489	2,893
Product development and engineering	14	841	761
General and administrative	—	3,180	3,536

	$14	$6,984	$7,945

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME AND LOSS

	Year ended June 30, 2005, 2006 and 2007
	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balances at June 30, 2004	18,173	$18	517	$(4,133)	$177,205	$(14)	$3,026	$(116,849)	$59,253
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	771	1	(75)	596	4,682	—	—	—	5,279
Issuance of common stock in connection with warrants exercised	100	—	—	—	425	—	—	—	425
Issuance of common stock from treasury in connection with Createform acquisition	(299)	—	(299)	2,388	(2,388)	—	—	—	—
Issuance of common stock in connection with HMSL acquisition	185	—	—	—	2,127	—	—	—	2,127
Amortization of deferred stock compensation	—	—	—	—	—	14	—	—	14
Tax benefit associated with non-qualified stock option exercises	—	—	—	—	483	—	—	—	483
Net income								5,888	5,888
Foreign currency translation adjustment	—	—	—	—	—	—	(676)	—	(676)

Comprehensive income									5,212

Balances at June 30, 2005	18,930	$19	143	$(1,149)	$182,534	$—	$2,350	$(110,961)	$72,793
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	840	1	(58)	462	5,825	—	—	—	6,288
Issuance of common stock in connection with follow-on offering	3,560	3	—	—	46,769	—	—	—	46,772
Stock compensation expense	—	—	—	—	6,984	—	—	—	6,984
Issuance of common stock in connection with acquisitions, net of share registration costs	317	—	—	—	4,149	—	—	—	4,149
Repurchase of common stock to be held in treasury	—	—	8	(61)	—	—	—	—	(61)
Tax benefit associated with non qualified stock option exercises	—	—	—	—	282	—	—	—	282
Net loss	—	—	—	—	—	—	—	(1,834)	(1,834)
Foreign currency translation adjustment	—	—	—	—	—	—	1,235	—	1,235

Comprehensive loss	—	—	—	—	—	—	—	—	(599)

Balances at June 30, 2006	23,647	$23	93	$(748)	$246,543	$—	$3,585	$(112,795)	$136,608
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	506	1	(67)	649	3,504	—	—	—	4,154
Vesting of restricted stock awards	192	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	7,945	—	—	—	7,945
Issuance of common stock in connection with Formscape acquisition	521	1	—	—	5,205	—	—	—	5,206
Repurchase of common stock to be held in treasury	—	—	1,026	(11,186)	—	—	—	—	(11,186)
Tax benefit associated with non qualified stock option exercises	—	—	—	—	32	—	—	—	32
Net loss	—	—	—	—	—	—	—	(7,030)	(7,030)
Foreign currency translation adjustment	—	—	—	—	—	—	4,707	—	4,707

Comprehensive loss	—	—	—	—	—	—	—	—	(2,323)

Balances at June 30, 2007	24,866	$25	1,052	$(11,285)	$263,229	$—	$8,292	$(119,825)	$140,436

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2005	2006	2007
	(in thousands)
Operating activities
Net income (loss)	$5,888	$(1,834)	$(7,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	3,217	4,491	9,324
Amortization of investment income	(66)	(7)	—
Depreciation and amortization of property, plant and equipment	2,511	2,674	3,183
Acquisition related technology write-offs	—	189	—
Deferred income tax (benefit) expense	22	(498)	(896)
Provision for allowances on accounts receivable	131	(77)	(94)
Provision for allowances for obsolescence of inventory	(8)	117	(6)
Stock compensation expense	14	6,984	7,945
Income tax benefit from exercise of non-qualified stock options	477	(282)	(104)
Loss (gain) on foreign exchange	136	(102)	(112)
Changes in operating assets and liabilities:
Accounts receivable	(2,661)	3,358	207
Inventory, prepaid expenses and other current assets and other assets	(545)	869	565
Accounts payable, accrued expenses, deferred revenue and deposits and other long-term liabilities	4,101	(4,027)	(1,021)

Net cash provided by operating activities	13,217	11,855	11,961
Investing activities
Purchases of available-for-sale securities	(17,600)	(41,750)	(16,875)
Proceeds from sales of available-for-sale securities	4,550	13,100	31,750
Purchases of held-to-maturity securities	(6,770)	(46)	—
Proceeds from sales of held-to-maturity securities	9,055	2,084	—
Purchases of property and equipment, net	(2,169)	(2,612)	(3,593)
Acquisition of businesses and assets, net of cash acquired	(5,802)	(18,195)	(17,016)

Net cash used in investing activities	(18,736)	(47,419)	(5,734)
Financing activities
Proceeds from exercise of stock options, warrants and employee stock purchase plan	5,705	6,288	4,154
Repurchase of common stock	—	(61)	(11,186)
Income tax benefit from exercise of non-qualified stock options	—	282	104
Payment of bank financing fees	(16)	(33)	(15)
Capital lease payments	—	—	(90)
Proceeds from sale of common stock, net	—	46,772	—

Net cash provided by (used in) financing activities	5,689	53,248	(7,033)
Effect of exchange rate changes on cash	(105)	279	1,051

Increase in cash and cash equivalents	65	17,963	245
Cash and cash equivalents at beginning of year	20,724	20,789	38,752

Cash and cash equivalents at end of year	$20,789	$38,752	$38,997

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$12	$15	$24
Income taxes	$385	$508	$524
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$2,127	$4,152	$5,207

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 30, 2005, 2006 and 2007

1. Organization and Nature of Business

Bottomline Technologies (de), Inc. (the Company) is a Delaware corporation that markets and provides electronic payment and invoice solutions to corporations, financial institutions and banks around the world. The Company’s solutions enable businesses and financial institutions to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation and document archive. The Company’s products and services are sold to customers operating in many different industries throughout the world, but principally in the U.S., Europe and Australia.

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

Foreign Currency Translation

The Company has various international subsidiaries in Europe (Bottomline Europe) and in Australia (Bottomline Australia), whose functional currencies are either the British Pound Sterling or European Euro (in respect of the European subsidiaries) or the Australian Dollar (in respect of the Australian subsidiaries). Assets and liabilities of Bottomline Europe and Bottomline Australia have been translated into U.S. dollars at year-end exchange rates, and results of operations and cash flows have been translated at the average exchange rates in effect during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses are included in results of operations as incurred, and are not significant to the Company’s operating results.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of ninety days or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2007 the Company’s cash equivalents consisted of demand deposit accounts and money market funds.

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

The Company’s available-for-sale investments may be offered for sale at auction every 28 or 35 days, depending on the individual security. The auction rate securities have stated contractual maturities, which represents the date the securities will be redeemed by the issuer, ranging from 10 to 40 years and may, at the option of the issuer, be redeemed prior to the stated maturity date.

The table below presents information regarding the Company’s marketable securities by major security type as of June 30, 2006 and 2007.

	June 30, 2006			June 30, 2007
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Debt securities issued by U.S. state agencies and institutions	—	$41,700	$41,700	—	$26,825	$26,825
Corporate and other debt securities	—	45	45	—	51	51

Total marketable securities	—	$41,745	$41,745	—	$26,876	$26,876

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company had approximately $66 million of cash, cash equivalents and marketable securities invested primarily with five financial institutions at June 30, 2007. Concentration of credit risk with respect to non-auction rate marketable securities is generally limited as the Company’s marketable securities are primarily state and municipal debt securities and investment-grade corporate bonds with high-quality credit financial institutions.

A large component of the Company’s marketable securities at June 30, 2007 were invested in auction rate securities. Auction rate securities are variable rate debt instruments whose interest rates are reset periodically in an auction process. The Company believes the risk associated with the auction process is low. However, in the event that the demand or competitive bids within a specific auction were less than the shares being offered for sale, the Company might be unable to sell its securities until a successful auction were to occur. The Company limits its risk within the auction rate market by diversifying its holdings and by transacting with large, highly reputable brokers who have significant experience with the auction rate process.

The Company’s accounts receivable are reported in its consolidated balance sheet net of allowances for uncollectible accounts and customer returns. Concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising the Company’s customer base. At June 30, 2006 there were no individual customers that accounted for greater than 10% of the Company’s accounts receivable. At June 30, 2007 there was one customer that accounted for approximately 12% of the Company’s accounts receivable. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom the Company has no prior collections history, and collateral is generally not required. The Company maintains reserves for potential credit losses based on customer specific situations as well as historic experience and such losses, in the aggregate, have not exceeded management’s expectations.

Financial Instruments

The fair value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable and accounts payable, are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at June 30, 2006 and 2007, respectively, due to the short-term nature of these instruments.

Accounts Receivable

Accounts receivable include unbilled receivables of approximately $446,000 and $3.1 million at June 30, 2006 and 2007, respectively. Unbilled receivables represent revenues recognized on long-term software contracts for which billings have not yet been presented to the customers, based on the contractually stipulated billing requirements.

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

The Company’s specifically identifiable intangible assets, which consist principally of acquired core technology and customer related intangible assets, are reported at fair value, net of accumulated amortization. These intangible assets are being amortized over their estimated useful lives, which range from one to ten years, at amortization rates that are proportional to each asset’s estimated economic benefit to the Company. The carrying value of these intangible assets is reviewed annually by the Company, or more frequently when indicators of impairment are present, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $963,000, $1,294,000, and $1,649,000 for the years ended June 30, 2005, 2006 and 2007, respectively.

Shipping and Handling Costs

The Company expenses all shipping, handling and delivery costs in the period incurred as a component of equipment and supplies cost of revenues.

Research and Development Expenditures

The Company expenses research and development costs in the period incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities, and are measured by applying tax rates that are expected to be in effect when the differences reverse. SFAS 109 requires a valuation allowance to reduce the amount of deferred tax assets recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has concluded that it is more likely than not that the deferred tax assets associated with its US operations and a component of the deferred tax assets associated with its European operations will not be realized and, accordingly, a valuation allowance has been recorded against those assets. Deferred tax assets of Australia have been fully recognized, as those amounts are expected to be realized by the Company’s Australian subsidiaries.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to its stock-based employee compensation for the fiscal year ended and June 30, 2005:

Fiscal Year Ended June 30, 2005
(in thousands except per share amounts)
Net income, as reported	$5,888
Add: Stock-based employee compensation expense included in reported net income	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,150)

Pro forma loss	$(248)

Net income per share, as reported:
Basic	$0.33

Diluted	$0.31

Pro forma net loss per share
Basic and diluted	$(0.01)

The Company’s assumptions made for purposes of estimating the fair value of its share based payments, as well as a summary of the activity under the Company’s stock incentive plans, is included in Note 9.

Capitalized Software Costs

Capitalization of software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” begins upon the establishment of technological feasibility. In the development of the Company’s products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. For the years ended June 30, 2005, 2006 and 2007, there were no costs capitalized since costs were incurred prior to attaining technological feasibility.

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

Certain of the Company’s software license arrangements require significant customization and modification and involve extended implementation periods. Such arrangements are accounted for using percentage of completion contract accounting as defined by Statement of Position No. 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In such arrangements, since the Company is able to make reasonably reliable estimates of progress toward completion, revenue is recognized over the life of the project as work is performed. Revenue earned in each reporting period is determined based on the percentage of labor hours incurred on the project as a percentage of total estimated labor hours. Customer payment milestones on such arrangements typically occur on a periodic basis over the period of project completion.

For arrangements not involving a software license fee, such as with the Company’s transactional and subscription based offerings or equipment and supplies only sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (SAB 104), “Revision of Topic 13-Revenue Recognition”. SAB 104 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Under SAB 104, revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectibility is reasonably assured. SAB 104 also requires that up-front fees, even if non-refundable, that do not represent the completion of a separate earnings process be deferred and recognized as revenue over the period of performance. The Company does charge up-front fees, generally related to installation and integration services in connection with certain of its hosted offerings. Accordingly, these fees are deferred and recognized as revenue ratably over the estimated customer relationship period, which is generally four years. The revenue recognition period associated with these fees normally commences upon customer implementation. The Company expenses any contract origination costs as incurred.

Customer Returns

The sales value of customer returns are estimated and accrued for based upon return authorizations issued and past history. Actual returns, in the aggregate, have been consistent with management’s expectations.

Earnings per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (SFAS 128) which requires the calculation and presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes any dilutive effect of warrants, stock options or any other type of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities calculated using the treasury stock method. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

401(k) and Pension Plans

The Company has a 401(k) Profit Sharing Plan (the Plan), whereby eligible US employees may contribute up to 60% of their compensation, subject to limitations established by the Internal Revenue Code. The Company may contribute a discretionary matching contribution annually equal to 50% of each such participant’s deferred compensation up to 5% of their annual compensation. The Company charged $353,000, $382,000 and $452,000 to expense in the fiscal years ended 2005, 2006 and 2007, respectively, under the Plan.

The Company has a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by the Inland Revenue. The Company contributes 3% of the employee’s annual compensation regardless of whether or not the employee elects to contribute to the plan. The Company charged $470,000, $365,000 and $474,000 to expense in the fiscal years ended 2005, 2006 and 2007, respectively, under the GPPP.

The Company is required by Australian government regulation to pay a certain percentage, currently 9%, of gross payroll to a compliant Superannuation Fund for the benefit of its Australian employees. The Company charged $168,000, $96,000 and $108,000 to expense for the fiscal years ended June 30, 2005, 2006 and 2007, reflecting the contribution to the Superannuation Fund.

Comprehensive Income (Loss)

The Company records comprehensive income or loss in accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income or loss includes all changes in equity during a period from non-owner sources, such as foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt the pronouncement effective July 1, 2007. Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is still in the process of evaluating the impact of FIN 48 on its financial statements but does not currently believe that this pronouncement will have a material impact on its financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. Particularly, during 2007 the Company modified its formula for allocating certain central operating costs across functional expense categories, specifically costs related to information technology and information solutions resources. Under the modified methodology, costs are allocated to operating expense and cost of sales categories according to a headcount-based formula. Historically, these costs had been charged predominantly to general and administrative expenses. The Company believes the headcount-based allocation methodology results in a more precise expense allocation across all operating areas of the business. This change did not affect the Company’s overall operating results for any period, and all prior period amounts have been reclassified to conform with this presentation.

3. Product and Business Acquisitions

Formscape.

On October 13, 2006 the Company, through its UK subsidiary, acquired all of the outstanding share capital of Formscape Group, Ltd. (Formscape). Formscape is a UK headquartered company with operations in the United States, the United Kingdom and Germany that provides software solutions for automating purchase-to-pay, document and financial transaction processes. The purchase consideration for Formscape was approximately $22.2 million, consisting of approximately $17.0 million of cash and $5.2 million (521,159 shares) of the Company’s common stock, as valued on the date of the acquisition. The Company believes that the Formscape acquisition will extend its capabilities and depth with respect to its product offerings, broaden its customer base and expand its channel partner relationships both domestically and in Europe. Formscape operating results are included in the Company’s operating results from the date of acquisition forward, as a component of the Payments and Transactional Documents segment.

As result of the acquisition the Company recorded, based on exchange rates in effect at the time of acquisition, intangible assets of approximately $29 million consisting of acquired customer related assets of $13.8 million, acquired technology of $4.9 million and goodwill of $10.3 million. The customer related assets and acquired technology are being amortized to expense over periods of five and three years, respectively, at amortization rates that are proportional to the estimated economic contribution of the underlying assets.

In connection with the acquisition, the Company recorded costs associated with the involuntary termination of certain Formscape employees and costs associated with Formscape facility exit activities. At June 30, 2007 the exit costs associated with two Formscape facilities (one in the US and one in the UK) were still being finalized. Accordingly, the estimated exit costs for these two facilities might require adjustment in a subsequent quarter. The Company expects to finalize these costs no later than September 30, 2007, with any required adjustment to the facility exit accruals resulting in a corresponding adjustment to goodwill. A summary of the severance and exit accrual activity for the year ending June 30, 2007 is presented below.

	Year Ended June 30, 2007
	Facility Exit Costs	Severance Costs
	(in thousands)
Initial estimate, included in preliminary purchase price allocation for Formscape	$913	$528
Adjustments to original estimate, recorded through goodwill	(60)	39
Payments charged against the accrual	(230)	(567)
Impact of changes in foreign currency exchange rates	44	—

Remaining accrual at June 30, 2007	$667	$—

As part of the Formscape acquisition, the Company assumed certain commitments and contingencies. Accordingly, purchase consideration of approximately $2.5 million in cash and 196,574 shares of the Company’s common stock (valued at approximately $1.9 million based on the Company’s stock price on the date of acquisition) was placed in an escrow account to satisfy any claims that might arise against Formscape for periods prior to the Company’s ownership. Absent a claim by the Company seeking recovery from the escrowed amounts, substantially all of the cash consideration and 87,245 shares of the common stock are scheduled for escrow release on October 13, 2007 with the remaining amounts scheduled for release on October 13, 2008.

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

As a result of the purchase price allocation and the exchange rates in effect at the time of the acquisition, the Company recorded intangible assets of approximately $12.5 million. The intangible assets consist of acquired customer related assets of $3.4 million, acquired technology of $1.5 million, a below market lease arrangement of $84,000, and goodwill of $7.5 million. The customer related assets, acquired technology and the below market lease are being amortized to expense over periods of five, three and two years, respectively.

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

As a result of the purchase price allocation, the Company recorded intangible assets of approximately $11 million. The intangible assets consist of acquired customer related assets of $6.4 million, acquired technology of $1.6 million and goodwill of $3.0 million. The customer related assets and acquired technology are being amortized to expense over a period of five and three years, respectively.

Legal e-billing Patent

On January 25, 2006, the Company acquired a patent that addresses the process of online budgeting and evaluation of legal invoices. The purchase price for the patent was $935,000 in cash plus acquisition related costs. Per the terms of the patent purchase the Company is obligated to make certain earn-out payments should it recover royalty payments from third parties or, beginning in fiscal 2009, should specific legal billing product revenues of the Company exceed $12.5 million on a per annum basis. The patent costs are being amortized over the remaining legal life of the patent, which expires in June 2019.

Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company and Formscape as if that acquisition had occurred as of July 1, 2005 and July 1, 2006, and in respect of Visibillity and Tranmit as if those acquisitions had occurred as of July 1, 2005, after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets, a decrease in interest income as a result of cash paid for the acquisitions and the dilutive effect of common stock issued by the Company in connection with the acquisitions. This pro-forma financial information does not necessarily reflect the results of operations that would have actually occurred had the Company and the acquired entities been a single entity during these periods.

	Pro Forma June 30,
	2006	2007
	(unaudited) (in thousands)
Revenues	$124,946	$123,606
Net loss	$(9,565)	$(9,283)
Net loss per basic and diluted share	$(0.41)	$(0.39)

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2006	2007
	(in thousands)
Land	$370	$401
Buildings and improvements	4,202	4,274
Furniture and fixtures	1,796	1,623
Technical equipment	13,332	14,131
Software	4,754	4,227

	24,454	24,656
Less: Accumulated depreciation and amortization	17,348	16,386

	$7,106	$8,270

5. Goodwill and Other Intangible Assets

At June 30, 2007, the carrying value of the Company’s goodwill was approximately $53 million and consisted of approximately $41.9 million, $6.5 million and $5.1 million allocated to the Company’s Payments and Transactional Documents, Banking Solutions, and Outsourced Solutions segments, respectively. The increase in goodwill in 2007 was due to the acquisition of Formscape and an increase in foreign currency translation rates.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization under SFAS 142:

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$24,982	$(18,572)	$6,410
Customer related	36,851	(13,330)	23,521
Patent	953	(100)	853
Below market lease	94	(67)	27

Total	$62,880	$(32,069)	$30,811

Unamortized intangible assets:
Goodwill			53,485

Total intangible assets			$84,296

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$19,082	$(15,072)	$4,010
Customer related	21,633	(6,748)	14,885
Patent	953	(30)	923
Below market lease	87	(18)	69

Total	$41,755	($21,868)	$19,887

Unamortized intangible assets:
Goodwill			41,190

Total intangible assets			$61,077

Estimated amortization expense for each of the five subsequent fiscal years and thereafter, is as follows:

(in thousands)
2008	$10,576
2009	8,807
2010	6,189
2011	3,774
2012	892
2013 and thereafter	573

6. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2006	2007
	(in thousands)
Employee compensation and benefits	$4,146	$5,174
Sales and value added taxes	693	659
Professional fees	754	716
Other	3,067	1,926

	$8,660	$8,475

7. Commitments and Contingencies

Leases

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

The Company leases an office facility in Hook, England under a non-cancelable operating lease expiring in fiscal year 2009. Rent payments are fixed for the term of the lease, subject to increases each year based on fluctuations in the consumer price index. The Company is additionally obligated to pay certain incremental operating expenses in addition to the base rent.

The Company also leases office space in certain other cities worldwide. All such leases expire by fiscal year 2012.

Future minimum annual rental commitments under the Company’s facilities, equipment, and vehicle leases at June 30, 2007 are as follows:

(in thousands)
2008	$3,249
2009	2,840
2010	2,054
2011	1,521
2012	1,194

$10,858

Included as a component of the minimum lease commitments above is approximately $79,000 related to capital lease obligations, of which approximately $11,000 represented interest. At June 30, 2007, the gross value of assets recorded under capital lease arrangements was approximately $53,000.

Rent expense charged to operations for the fiscal years ended June 30, 2005, 2006 and 2007 was $2,761,000, $3,059,000, and $3,349,000 respectively. The Company subleases space in several of its offices. Sublease income recorded for the fiscal years ended June 30, 2005, 2006 and 2007 was $165,000, $172,000 and $191,000, respectively.

Legal Matters

On October 19, 2004, a complaint was filed against Formscape, Inc. (Formscape), which the Company acquired in October 2006, by Cindy Bernstein, a former employee of Formscape. The complaint, which was subsequently amended, was pending in the United States District Court for the Eastern District of North Carolina, Western Division and alleged disparate treatment in violation of Title VII of the Civil Rights Act, wrongful discharge in violation of public policy, fraud, unfair and deceptive trade practices, discrimination in business, breach of contract and quantum meruit. The plaintiff sought damages for back salary, benefits and commissions as well as punitive damages, treble damages, attorney fees and costs. Formscape filed a petition for summary judgment and in January 2007 the court, in response to that petition, ruled that certain of the plaintiff’s charges were invalid as a point of law.

On January 24, 2007, the parties filed a motion with the court requesting the court appoint a magistrate judge to serve as a mediator and in May 2007 the parties entered into a General Release and Settlement Agreement (the “Settlement Agreement”) as a result of the mediation process. Under the terms of the Settlement Agreement the Company was required to pay $300,000 to the plaintiff, $150,000 of which had been recorded as a liability in the preliminary purchase price allocation of the Formscape acquisition and $150,000 of which the Company recovered from amounts held in escrow to secure the indemnification obligations of the Formscape selling stockholders under the terms of the Formscape share purchase agreement. Accordingly, no expense was recorded by the Company as a result of the Settlement.

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

In July 2002, Bottomline, Daniel M. McGurl and Robert A. Eberle joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the court heard oral argument on the motion in early November 2002. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline. In addition, in early October 2002, Daniel M. McGurl and Robert A. Eberle were dismissed from this case without prejudice. A special litigation committee of the board of directors of Bottomline authorized Bottomline to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the court. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for

the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. As a result of the overturned class certification on June 25, 2007, the District Court signed an order terminating the settlement. The Company intends to vigorously defend itself against this amended complaint. Bottomline does not currently believe that the outcome of this proceeding will have a material adverse impact on its financial condition, results of operations or cash flows.

8. Notes Payable and Credit Facilities

In February 2007, the Company’s subsidiary, Bottomline Europe, renewed through December 31, 2007 its Committed Overdraft Facility (Overdraft Facility), which provides for borrowings of up to 500,000 British Pound Sterling. Borrowings under this Overdraft Facility are secured by substantially all assets of Bottomline Europe, bear interest at the bank’s base rate (5.5% at June 30, 2007) plus 2% and are due on the expiration date of the Overdraft Facility. There were no outstanding borrowings under this Overdraft Facility at June 30, 2007.

In April 2007, the Company renewed, through March 24, 2009, its Loan and Security Agreement (Credit Facility). The Credit Facility, as renewed, provides for aggregate borrowings of up to $2 million and requires the Company to maintain certain financial covenants. Borrowings under the Credit Facility are secured by substantially all US-owned assets of the Company, bear interest at the bank’s prime rate (8.25% at June 30, 2007) and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2007 a $2 million letter of credit had been issued to the Company’s landlord as part of the lease agreement for its corporate headquarters.

9. Share Based Payments

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS 123R). Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. The Company records expense associated with its share based payment awards on a straight-line basis over the award vesting period. For the fiscal years ended June 30, 2006 and 2007, the Company recorded expense of approximately $7.0 million and $7.9 million respectively, in connection with its share-based payment awards.

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

The Company’s employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, and as permitted by SFAS 123R, the Company measures the fair value of its awards under the employee stock purchase plan at intrinsic value (the value of the Company’s common stock less the employee stock purchase plan exercise price) at the end of each reporting period. For the fiscal years ended June 30, 2006 and 2007, as a result of the Company’s adoption of SFAS 123R, the Company recorded compensation cost of approximately $215,000 and $228,000, respectively, associated with its employee stock purchase plan. As a result of the employee stock purchases in fiscal years 2005, 2006 and 2007, the Company issued approximately 75,000, 58,000 and 68,000 shares of its common stock, respectively. The aggregate intrinsic value of shares issued under the employee stock plan during fiscal years 2005, 2006 and 2007 was $328,000, $333,000 and $158,000, respectively. At June 30, 2007, based on employee withholdings and the Company’s common stock price at that date, approximately 22,000 shares of common stock, with an approximate intrinsic value of $96,000, would have been eligible for issuance were June 30, 2007 to have been a designated stock purchase date.

Stock Incentive Plans

1998 Non-Employee Director Stock Option Plan

On November 12, 1998, the Company adopted the 1998 Non-Employee Director Stock Option Plan (the Director Plan), which provided for the issuance of non-statutory stock options with a 10-year contractual term. The Company reserved up to 300,000 shares of its common stock for issuance under the Director Plan. Under the terms of the Director Plan, each non-employee director was granted an option to purchase 15,000 shares of common stock upon his or her initial election to the Board of Directors. Such options vest over four years from the date of the grant, with 25% of the award vesting at the end of each year.

Beginning February 16, 2006, the Company determined that, in lieu of stock option awards, it would now grant restricted stock awards for 8,000 shares of the Company’s common stock to each non-employee director upon his or her initial election to the Board of Directors. These restricted stock awards vest over a period of four years from the date of grant, with 25% of the shares vesting on the first anniversary of the date of grant and an additional 6.25% of the shares vesting each quarter thereafter. These awards are granted under the Company’s 2000 Stock Incentive Plan. There were two such awards granted during fiscal 2007 to newly appointed directors.

Additionally, until November 17, 2005, each non-employee director was granted an option to purchase 7,500 shares of common stock at each annual meeting of stockholders following the annual meeting of the initial year of their election. These options vested one year from the date of the grant. Beginning November 17, 2005, the Company determined that, in lieu of the annual stock option grants, it would now grant restricted stock awards for 3,000 shares of its common stock to each non-employee director on the date of each annual meeting of stockholders, with such awards vesting over a one year period. Accordingly, 15,000 shares of restricted stock were issued by the Company under the Company’s 2000 Stock Incentive Plan in November 2006 to its non-employee directors.

Awards issued to the Company’s directors are granted as compensation for their service as directors.

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

Compensation cost associated with stock options represented approximately $5.1 million of the total share based payment expense recorded for the fiscal year ended June 30, 2007. The stock options were valued using a Black Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. The assumptions made for purposes of estimating fair value under the Black Scholes model for options granted during the fiscal years ended June 30, 2005, 2006 and 2007 were as follows:

	2005	2006	2007
Dividend yield	0%	0%	0%
Expected term of options (years)	4	4.9–5.1	4.4–5.1
Risk-free interest rate	3.48–3.81%	4.11–5.25%	4.50–5.07%
Volatility	102–107%	59–87%	48–55%

The Company’s estimate of an expected option term was derived based on a review of its historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. The estimated stock price volatility was derived based on a review of the Company’s actual historic stock prices over the past five years.

A summary of stock option and restricted stock activity for 2007 is as follows (in respect of shares available for grant, the shares are available for issuance by the Company as either a stock option or as a restricted stock award):

		Non-vested Stock		Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share data)
Awards outstanding at June 30, 2006	2,436	431	$14.11	4,416	$12.21	6.31	$2,125
Additional shares reserved	1,063
Awards granted	(1,168)	427	$9.65	741	$9.46
Shares vested		(192)	$14.07
Stock options exercised				(505)	$7.14
Awards forfeited or expired	266			(266)	$13.82

Awards outstanding at June 30, 2007	2,597	666	$11.26	4,386	$12.23	5.79	$9,708

Stock options exercisable at June 30, 2007				3,049	$12.96	4.72	$7,029

The weighted average grant date fair value of stock options granted during 2005, 2006 and 2007 was $8.35, $8.44 and $4.83, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2005, 2006 and 2007 was approximately $5.2 million, $5.7 million and $2.2 million, respectively. The total fair value of stock options that vested during the fiscal years ended June 30, 2005, 2006 and 2007 was approximately

$5.6 million, $7.0 million and $4.9 million, respectively. As of June 30, 2007, there was approximately $7.6 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.4 years.

The following table presents weighted average price and life information about significant stock option groups outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands, except per share data)
$ 3.30–$ 7.56	691	6.21 years	$6.00	478	$5.30
$ 7.65–$ 9.05	558	4.71 years	8.16	502	8.17
$ 9.23–$10.92	1,108	7.13 years	9.94	532	9.72
$10.92–$13.00	1,196	5.73 years	12.36	854	12.53
$13.00–$14.75	434	5.31 years	14.10	320	14.23
$14.75–$17.54	62	7.90 years	16.48	26	16.53
$17.54–$31.50	145	2.48 years	30.63	145	30.63
$32.06–$59.00	192	2.70 years	39.58	192	39.58

	4,386			3,049

Prior to July 1, 2005, the Company had not granted awards of restricted stock. The majority of the restricted stock awards vest over a four year period on a vesting schedule similar to the Company’s employee stock options, however, restricted stock awards granted annually to the Company’s non-employee directors vest over a one year period. Restricted stock awards are valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The Company recorded expense of approximately $2.6 million associated with its restricted stock awards for the fiscal year ended June 30, 2007. As of June 30, 2007, there was approximately $6.3 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 2.8 years. There were 192,000 shares of restricted stock awards which vested during the year ended June 30, 2007.

10. Earnings per Share

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended June 30,
	2005	2006	2007
	(in thousands, except per share data)
Numerator:
Net income (loss)	$5,888	$(1,834)	$(7,030)

Denominator:
Denominator for basic income (loss) per share—weighted-average shares outstanding	18,030	22,838	23,539

Denominator for diluted income (loss) per share—weighted-average shares outstanding	19,119	22,838	23,539

Net income (loss) per share:
Basic net income (loss) per share	$0.33	$(0.08)	$(0.30)

Diluted net income (loss) per share	$0.31	$(0.08)	$(0.30)

Options to purchase 1,276,000, 4,416,000 and 4,386,000 shares of the Company’s common stock for the years ended June 30, 2005, 2006 and 2007, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. Warrants for 100,000 shares for the fiscal year ended June 30, 2005 were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

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

Payments and Transactional Documents. The Company’s Payments and Transactional Documents segment supplies software products that provide a range of financial business process management solutions, including making and collecting payments, sending and receiving invoices, accounts payable automation and generating and storing business documents. This segment also provides an array of standard professional services and equipment and supplies that complement and enhance the Company’s core software products. Revenue associated with this segment has historically been recorded upon delivery. This segment also incorporates the Company’s check printing and accounts payable automation solutions, revenue for which is typically recorded on a per transaction basis or ratably over the expected life of the customer relationship.

Banking Solutions. The Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. These solutions typically involve lengthy implementation periods and a significant level of customization. Due to the tailored nature of these products, revenue is generally recognized on a percentage of completion basis.

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. The majority of the activity in this segment is associated with the Company’s Legal eXchange solution, which provides customers the opportunity to create more efficient processes for managing invoices generated by outside law firms while offering access to important legal spend factors such as budgeting, expense monitoring and outside counsel performance. Revenue for this segment is generally recognized on a per transaction basis or ratably over a specified subscription period or the estimated life of the customer relationship.

Each operating segment has a dedicated sales force and, periodically, a sales person in one operating segment will sell products and services that are typically sold within a different operating segment. In such cases, the transaction is generally recorded by the operating segment to which the sales person is assigned. Accordingly, segment results can include the results of transactions that have been allocated to a specific segment based on the contributing sales resource, rather than the nature of the product or service. Conversely, a transaction can be recorded by the operating segment primarily responsible for delivery to the customer, even if the sales person is assigned to a different operating segment.

The Company’s chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense and acquisition-related expenses such as amortization of intangible assets and charges related to acquired in-process research and development. There are no inter-segment sales; accordingly the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to the Company’s operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

The Company has presented segment information for the years ended June 30, 2005, 2006 and 2007 according to the segment descriptions above.

	Fiscal Year Ended June 30,
	2005	2006	2007
	(in thousands)
Revenues:
Payments and Transactional Documents	$79,946	$77,600	$84,506
Banking Solutions	9,164	12,706	20,017
Outsourced Solutions	7,395	11,359	13,812

Total revenues	$96,505	$101,665	$118,335

Segment measure of profit (loss):
Payments and Transactional Documents	$9,048	$5,784	$2,041
Banking Solutions	(745)	(1,155)	576
Outsourced Solutions	729	2,609	3,561

Total measure of segment profit	$9,032	$7,238	$6,178

A reconciliation of the measure of segment profit to the Company’s GAAP operating loss for 2005, 2006 and 2007, before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2005	2006	2007
	(in thousands)
Segment measure of profit	$9,032	$7,238	$6,178
Less:
Amortization of intangible assets	(3,217)	(4,491)	(9,324)
Stock compensation expense	(14)	(6,984)	(7,945)
Acquisition related technology write-offs	—	(189)	—
Other income, net	444	3,252	3,177

Income (loss) before provision for income taxes	$6,245	$(1,174)	$(7,914)

The following depreciation expense amounts are included in the segment measure of profit (loss):

	Fiscal Year Ended June 30
	2005	2006	2007
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$1,500	$1,607	$2,151
Banking Solutions	295	318	495
Outsourced Solutions	716	749	537

Total depreciation expense	$2,511	$2,674	$3,183

Net sales, based on the point of sales, not the location of the customer, are as follows:

	Year Ended June 30,
	2005	2006	2007
	(in thousands)
Sales to unaffiliated customers:
United States	$46,527	$54,331	$65,064
Europe	48,300	45,471	51,507
Australia	1,678	1,863	1,764

Total sales to unaffiliated customers	$96,505	$101,665	$118,335

Long-lived assets, which are based on geographical designation, were as follows:

	Fiscal Year Ended June 30,
	2006	2007
	(in thousands)
Long-lived assets:
United States	$4,169	$4,664
Europe	3,970	5,195
Australia	214	195

Total long-lived assets	$8,353	$10,054

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

	June 30,
	2006	2007
	(in thousands)
Deferred tax assets:
Allowances and reserves	$798	$790
Various accrued expenses	421	894
Inventory	132	126
Deferred revenue	711	1,054
Intangible assets	13,499	11,932
Property, plant and equipment	910	1,065
Capital loss and impairment losses on equity investments	558	558
Stock compensation	2,021	3,281
Net operating loss carryforwards	10,096	12,799
Research and development credits	2,081	2,198
Other	314	313

	31,541	35,010
Valuation allowance against deferred tax assets	(30,741)	(33,520)
Deferred tax liabilities:
Intangible assets	(2,985)	(6,167)
Deferred revenue	—	(91)

Net deferred tax liabilities	$(2,185)	$(4,768)

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $33.5 million valuation allowance at June 30, 2007 is necessary. The majority (approximately $30.4 million) of the valuation allowance at June 30, 2007 relates to deferred tax assets associated with the Company’s US operations. Additionally, there is a valuation allowance of approximately $3.1 million recorded against certain of the Company’s European deferred tax assets due to specific concerns over the ability to realize these amounts. The increase in the valuation allowance for 2007 was $2.8 million. Upon liquidation of the valuation allowance, approximately $3.5 million will be reversed through additional paid-in capital as this amount relates to excess tax benefits from non-qualified stock option exercises. Further, approximately $2.6 million will be reversed through goodwill as this amount relates to valuation allowances established in the purchase price allocation of the Company’s prior business acquisitions. For 2007 and 2006, the reduction to goodwill resulting from the utilization of acquired deferred tax assets for which a full valuation allowance had been established was approximately $857,000 and $36,000 respectively.

At June 30, 2007, the Company had gross US net operating loss carryforwards of $31.2 million, which expire at various times through the year 2027. Included within this amount is approximately $15.1 million of excess tax deductions associated with non-qualified stock options that have been exercised. When realized against future period taxable income, the tax benefit of these non-qualified stock option deductions will be recorded as an increase to additional paid in capital. In accordance with the accounting requirements of SFAS 109 and SFAS 123R, approximately $6.3 million of the aforementioned excess tax deductions have not been reflected as a component of the Company’s deferred tax assets at June 30, 2007, as these amounts are recognized for financial reporting purposes only when they actually reduce currently payable income taxes.

The Company also has $2.2 million of research and development tax credit carryforwards available, which expire at various points through year 2027. The Company’s operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

The Company has permanently reinvested the earnings of its international subsidiaries and therefore has not provided for U.S. income taxes that could result from the distribution of such earnings to the US parent. If these earnings were ultimately distributed to the US in the form of dividends or otherwise, or if the shares of its international subsidiaries were sold or transferred, the Company would likely be subject to additional US income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred US taxes on these undistributed earnings.

The provision (benefit) for income taxes consists of the following:

	Year Ended June 30,
	2005	2006	2007
	(in thousands)
Current:
Federal	$(378)	$49	$(65)
State	45	7	19
Foreign	668	1,102	58

	335	1,158	12
Deferred:
Federal	—	355	548
State	—	62	96
Foreign	22	(915)	(1,540)

	22	(498)	(896)

	$357	$660	$(884)

Net income (loss) before income taxes by geographic area is as follows:

	Year Ended June 30,
	2005	2006	2007
	(in thousands)
United States	$4,079	$(1,491)	$(2,946)
Europe	1,778	(205)	(5,471)
Australia	388	522	503

	$6,245	$(1,174)	$(7,914)

A reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	Year Ended June 30,
	2005	2006	2007
Tax provision (benefit) at federal statutory rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	4.6	(7.5)	(2.3)
Non-deductible share-based payments	—	72.7	9.0
Change in valuation allowance	(27.1)	14.4	14.0
Tax rate differential on foreign earnings	(0.2)	(1.2)	2.3
Non-deductible other expenses	(0.4)	8.9	1.8
US federal tax refund	(6.1)	—	—
Other	0.9	2.9	(2.0)

	5.7%	56.2%	(11.2)%

13. Guarantees

The Company generally offers a standard warranty on its products and services, specifying that its software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, the Company offers, as an element of its standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs arising from claims of patent, copyright, trademark or other similar infringements by the Company’s software products. To date, the Company has not had any significant warranty or indemnification claims against its products. Warranty accruals were $23,000 and $0 at June 30, 2006 and 2007, respectively.

As disclosed in Note 8, Bottomline Europe is a party to an Overdraft Facility, which provides for aggregate borrowings of up to 500,000 British Pound Sterling. Bottomline US has guaranteed repayment of any amounts borrowed under the Overdraft Facility and at June 30, 2007, there were no outstanding borrowings.

14. Quarterly Financial Data (unaudited)

	For the quarters ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
	(in thousands, except per share data)
Revenues	$24,678	$26,118	$24,892	$25,977	$25,222	$29,651	$31,115	$32,348
Gross profit	13,472	14,563	12,721	14,032	13,531	16,806	17,478	17,461
Net income (loss)	$147	$1,069	$(2,172)	$(877)	$(1,480)	$(2,116)	$(1,874)	$(1,560)

Basic and diluted net income (loss) per share	$0.01	$0.05	$(0.09)	$(0.04)	$(0.06)	$(0.09)	$(0.08)	$(0.07)
Shares used in computing income (loss) per share
Basic	22,160	22,687	23,083	23,421	23,430	23,622	23,529	23,573
Diluted	23,242	22,988	23,083	23,421	23,430	23,622	23,529	23,573

As more fully described in Note 2, the Company made certain reclassifications during fiscal year 2007 in respect of where specific expenses were allocated across its functional expense categories. These reclassifications had no effect on revenues, net income or per share results for any prior periods, but did have a minimal effect gross profit as previously reported on the Company’s quarterly reports on Form 10-Q. The data presented above reflects the impact of the reclassifications on all prior periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (DE), INC.

By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer

Date: September 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ JOSEPH L. MULLEN Joseph L. Mullen	Chairman of the Board	September 12, 2007

/s/ ROBERT A. EBERLE Robert A. Eberle	President, Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2007

/s/ KEVIN M. DONOVAN Kevin M. Donovan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 12, 2007

/s/ JOSEPH L. BARRY JR. Joseph L. Barry Jr.	Director	September 12, 2007

/s/ MICHAEL J. CURRAN Michael J. Curran	Director	September 12, 2007

/s/ JEFFREY C. LEATHE Jeffrey C. Leathe	Director	September 12, 2007

/s/ JAMES L. LOOMIS James L. Loomis	Director	September 12, 2007

/s/ DANIEL M. MCGURL Daniel M. McGurl	Director	September 12, 2007

/s/ GAREN K. STAGLIN Garen K. Staglin	Director	September 12, 2007

/s/ JAMES W. ZILINSKI James W. Zilinski	Director	September 12, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated By-Laws of the Registrant, as amended (filed herewith).

4.1(1)	Specimen Certificate for Shares of Common Stock.

10.1(1)#	1989 Stock Option Plan, as amended, including form of stock option agreement for incentive and non-statutory stock options.

10.2(1)#	Amended and Restated 1997 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options.

10.3(1)#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.

10.4(1)#	1998 Employee Stock Purchase Plan.

10.5(1)	First Amendment and Restatement of Stock Rights and Voting Agreement, as amended.

10.6(1)	Second Stock Rights Agreement, as amended.

10.7(2)	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp.

10.8(2)	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.

10.9(2)	Lease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.

10.10(3)#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.

10.11(4)	Form of Indemnification Letter dated as of September 21, 2000.

10.12(5)	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.

10.13(6)*	Loan and Security Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.14(6)	Negative Pledge Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.15(6)	Committed Business Overdraft Facility dated as of December 18, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.16(6)	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.17(6)	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.18(7)	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.

10.19(7)#	Service Agreement of Mr. Fortune dated as of March 11, 1999.

10.20(8)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.

10.21(8)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.

10.22(8)	First Loan Modification Agreement dated as of December 31, 2002 between the Registrant and Silicon Valley Bank.

Exhibit No.	Description
10.23(8)	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.

10.24(9)	Second Loan Modification Agreement dated as of January 19, 2004 between the Registrant and Silicon Valley Bank.

10.25(9)	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland.

10.26(10)#	Form of Officer Executive Bonus Plan for 2005 with respect to Joseph Mullen, Robert Eberle and Peter Fortune.

10.27(11)#	2000 Employee Stock Purchase Plan, as amended.

10.28(11)	Third Loan Modification Agreement dated as of February 4, 2005 between the Registrant and Silicon Valley Bank.

10.29(11)	Confirmation of Committed Business Overdraft Facility as of February 7, 2005 between Bottomline Technologies Europe Limited and Royal Bank of Scotland.

10.30(12)	Fourth Loan Modification Agreement dated as of May 4, 2005 between the Registrant and Silicon Valley Bank.

10.31(13)#	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amendment and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002.

10.32(13)#	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amendment and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002.

10.33(13)#	Executive Retention Agreement dated as of October 10, 2005 between the Registrant and Peter Fortune.

10.34(13)#	Restricted Stock Agreement dated as of August 25, 2005 between the Registrant and Joseph L. Mullen.

10.35(13)#	Restricted Stock Agreement dated as of August 25, 2005 between the Registrant and Robert A. Eberle.

10.36(13)#	Executive Retention Agreement dated as of February 5, 2004 between the Registrant and Kevin M. Donovan.

10.37(14)#	Form of Restricted Stock Agreement, dated November 17, 2005, between the Registrant and each of Joseph L. Barry, John W. Barter, William O. Grabe, James L. Loomis, Daniel M. McGurl and James W. Zilinski.

10.38(14)#	Restricted Stock Agreement, dated December 2, 2005, between the Registrant and Kevin M. Donovan.

10.39(14)#	Restricted Stock Agreement, dated December 2, 2005, between the Registrant and Peter S. Fortune.

10.40(14)#	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan.

10.41(15)#	Share Purchase Agreement, dated as of October 13, 2006, between the Sellers (as defined therein), Bottomline Technologies Limited and Bottomline Technologies, (de), Inc.

10.42(16)#	Form of Executive Officer Bonus Plan for 2007 with respect to Robert A. Eberle and Peter S. Fortune.

Exhibit No.	Description
10.43(16)#	Letter Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Joseph L. Mullen.

10.44(16)#	Letter Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Robert A. Eberle.

10.45(16)#	Letter Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Peter S. Fortune.

10.46(16)#	Executive Retention Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Kevin M. Donovan.

10.47#	Form of Executive Officer Bonus Plan for 2008 with respect to Robert A. Eberle and Peter S. Fortune (filed herewith).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith).

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith).

*	Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-67309).
(2)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000 (File No. 000-25259), filed on September 28, 2000.
(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2004 (File No. 000-25259), filed on September 14, 2004.
(4)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2000 (File No. 000-25259), filed on November 14, 2000.
(5)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2001 (File No. 000-25259), filed on November 13, 2001.
(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2001 (File No. 000-25259), filed on February 14, 2002.
(7)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002 (File No. 000-25259), filed on September 30, 2002.
(8)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2002 (File No. 000-25259), filed on February 12, 2003.
(9)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2003 (File No. 000-25259), filed on February 13, 2004.
(10)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2004 (File No. 000-25259), filed on November 9, 2004.
(11)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2004 (File No. 000-25259), filed on February 8, 2005.
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2005 (File No. 000-25259), filed on May 6, 2005.

(13)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2005 (File No. 000-25259), filed on November 8, 2005.
(14)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2005 (File No. 000-25259), filed on February 9, 2006.
(15)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 000-25259), filed on October 18, 2006.
(16)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2006 (File No. 000-25259), filed on February 8, 2007.