Form 10-Q
period 2007-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2007-11-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2007 was 24,829,199.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$45,239	$38,997
Marketable securities	19,703	26,876
Accounts receivable, net of allowance for doubtful accounts and returns of $1,586 at September 30, 2007 and $1,590 at June 30, 2007	26,277	24,359
Other current assets	5,018	5,402

Total current assets	96,237	95,634
Property and equipment, net	8,159	8,270
Intangible assets, net	82,191	84,296
Other assets	1,736	1,784

Total assets	$188,323	$189,984

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,205	$6,650
Accrued expenses	7,909	8,475
Deferred revenue and deposits	24,784	25,188

Total current liabilities	38,898	40,313
Deferred revenue and deposits, non-current	1,980	2,498
Deferred income taxes	5,676	6,258
Other liabilities	753	479

Total liabilities	47,307	49,548

Stockholders’ equity:
Common stock	25	25
Additional paid-in capital	266,665	263,229
Accumulated other comprehensive income	9,363	8,292
Treasury stock	(14,505)	(11,285)
Accumulated deficit	(120,532)	(119,825)

Total stockholders’ equity	141,016	140,436

Total liabilities and stockholders’ equity	$188,323	$189,984

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2007	2006
Revenues:
Software licenses	$3,365	$1,851
Subscriptions and transactions	6,842	6,484
Service and maintenance	17,685	13,507
Equipment and supplies	3,470	3,380

Total revenues	31,362	25,222
Cost of revenues:
Software licenses	188	197
Subscriptions and transactions	3,971	2,606
Service and maintenance (1)	7,831	6,362
Equipment and supplies	2,524	2,526

Total cost of revenues	14,514	11,691

Gross profit	16,848	13,531
Operating expenses:
Sales and marketing (1)	7,519	6,591
Product development and engineering (1)	4,226	3,708
General and administrative (1)	4,459	4,219
Amortization of intangible assets	2,647	1,461

Total operating expenses	18,851	15,979

Loss from operations	(2,003)	(2,448)
Other income, net	897	969

Loss before provision for income taxes	(1,106)	(1,479)
Provision (benefit) for income taxes	(305)	1

Net loss	(801)	(1,480)

Basic and diluted net loss per share:	$(0.03)	$(0.06)

Shares used in computing basic and diluted net loss per share:	23,602	23,430

(1)	Stock based compensation is allocated as follows:

	Three Months Ended September 30,
	2007	2006
Cost of revenues: service and maintenance	$232	$118
Sales and marketing	612	695
Product development and engineering	183	198
General and administrative	900	825

	$1,927	$1,836

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(801)	$(1,480)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	1,927	1,836
Amortization of intangible assets	2,647	1,461
Depreciation and amortization of property and equipment	816	671
Deferred income tax benefit	(381)	(90)
Excess tax benefits associated with stock compensation	(59)	—
Provision for allowances on accounts receivable	—	28
Provision for obsolete inventory	9	(11)
Gain on foreign exchange	(55)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(1,724)	1,018
Inventory, prepaid expenses and other current assets	350	(527)
Accounts payable, accrued expenses and deferred revenue and deposits	(1,727)	(249)

Net cash provided by operating activities	1,002	2,647
Investing activities:
Purchases of available-for-sale securities	(225)	(9,050)
Proceeds from sales of available-for-sale securities	7,400	12,450
Purchases of held-to-maturity securities	(51)	—
Proceeds from sales of held-to-maturity securities	51	—
Purchases of property, plant and equipment, net	(636)	(645)

Net cash provided by investing activities	6,539	2,755
Financing activities:
Repurchase of common stock	(3,690)	(1,636)
Proceeds from employee stock purchase plan and exercise of stock options	1,970	872
Excess tax benefits associated with stock compensation	59	—
Capital lease payments	(8)	—

Net cash used in financing activities	(1,669)	(764)
Effect of exchange rate changes on cash and cash equivalents	370	75

Increase in cash and cash equivalents	6,242	4,713
Cash and cash equivalents at beginning of period	38,997	38,752

Cash and cash equivalents at end of period	$45,239	$43,465

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2008. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 12, 2007.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2—Business Acquisitions

On October 13, 2006 the Company, through its U.K. subsidiary, acquired all of the outstanding share capital of Formscape Group, Ltd. (Formscape). Formscape is a U.K. headquartered company with operations in the United States, the United Kingdom and Germany that provides software solutions for automating purchase-to-pay, document and financial transaction processes.

In connection with the acquisition, the Company accrued costs associated with Formscape facility exit activities, which were finalized during the quarter ended September 30, 2007. A summary of the exit accrual activity from the acquisition date through September 30, 2007 is presented below.

Exit Accrual
Initial estimate, included in preliminary purchase price allocation for Formscape	$913
Adjustments to original estimate, recorded through goodwill	(141)
Payments charged against the accrual	(359)
Impact of changes in foreign currency exchange rates	53

Remaining accrual at September 30, 2007	$466

The following unaudited pro-forma financial information presents the combined results of operations of the Company and Formscape as if that acquisition had occurred as of July 1, 2006 after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets, a decrease in interest income as a result of cash paid for the acquisition and the dilutive effect of common stock issued by the Company as part of the purchase consideration. This pro-forma financial information does not necessarily reflect the results of operations that would have actually occurred had the Company and Formscape been a single entity during this period.

Pro Forma Three Months Ended September 30, 2006
(in thousands, except per share amounts)
Revenues	$29,768
Net loss	$(3,138)
Net loss per basic and diluted share	$(0.13)

Note 3—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net loss	$(801)	$(1,480)

Denominator – Weighted average shares outstanding used in computing basic and diluted net loss per share:	23,602	23,430

Basic and diluted net loss per share:	$(0.03)	$(0.06)

Note 4—Comprehensive Income or Loss

Comprehensive income or loss represents net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Net loss	$(801)	$(1,480)
Other comprehensive income:
Foreign currency translation adjustments	1,071	506

Comprehensive income (loss)	$270	$(974)

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

The Company’s operating segments are organized principally by the type of product or services offered and by geography. As of July 1, 2007, the Company revised the structure of its internal operating segments and changed the nature of the financial information that is provided to and used by the Company’s chief operating decision makers. The change in segment structure as of July 1, 2007 resulted in the Company’s accounts payable automation product offerings being included as a component of its Outsourced Solutions segment rather than its Payment and Transactional Documents segment. This change is reflected for all periods presented. In accordance with SFAS 131, the Company has aggregated similar operating segments into three reportable segments as follows:

Payments and Transactional Documents. The Company’s Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also provides a range of standard professional services and equipment and supplies that complement and enhance the Company’s core software products. Revenue associated with this segment is typically recorded upon delivery. This segment also incorporates the Company’s check printing solutions in the U.K., revenue for which is typically recorded on a per transaction basis or ratably over the expected life of the customer relationship.

Banking Solutions. The Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. These solutions typically involve longer implementation periods and a significant level of professional resources. Due to the tailored nature of these products, revenue is generally recognized on a percentage of completion basis.

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. This segment also incorporates the Company’s accounts payable automation solutions. A component of the activity in this segment is associated with the

Company’s Legal eXchange solution, which provides customers the opportunity to create more efficient processes for managing invoices generated by outside law firms while offering access to important legal spend factors such as budgeting, expense monitoring and outside counsel performance. Revenue for this segment is generally recognized on a subscription or transaction basis or proportionately over the estimated life of the customer relationship.

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

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended September 30,
	2007		2006
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues
Revenues:
Payments and Transactional Documents	$20,147	64.3	$15,753	62.4
Banking Solutions	5,626	17.9	3,953	15.7
Outsourced Solutions	5,589	17.8	5,516	21.9

Total revenues	$31,362	100.0	$25,222	100.0

Segment measure of profit
Payments and Transactional Documents	$3,925		$2,528
Banking Solutions	568		(713)
Outsourced Solutions	(1,922)		(966)

Total measure of segment profit	$2,571		$849

A reconciliation of the measure of segment profit to GAAP operating income before the provision for income taxes is as follows:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Segment measure of profit	$2,571	$849
Less:
Amortization of intangible assets	(2,647)	(1,461)
Stock compensation expense	(1,927)	(1,836)
Add:
Other income, net	897	969

Loss before provision for income taxes	$(1,106)	$(1,479)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$366	$343
Banking Solutions	124	110
Outsourced Solutions	326	218

Total depreciation expense	$816	$671

Geographic Information

Revenues, which are based on the point of sale, not the location of the customer, by geographic area were as follows:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Revenues from unaffiliated customers:
United States	$17,738	$13,536
Europe	13,251	11,285
Australia	373	401

Total revenues from unaffiliated customers	$31,362	$25,222

Long-lived assets, which are based on geographical location, were as follows:

	September 30,	June 30,
	2007
	(in thousands)
Long-lived assets, net
United States	$4,463	$4,664
Europe	5,238	5,195
Australia	194	195

Total long-lived assets, net	$9,895	$10,054

Note 6—Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on July 1, 2007. In accordance with the transition provisions of FIN 48, the cumulative effect of applying the pronouncement has been reported as an adjustment to the July 1, 2007 balance of accumulated deficit. As a result of the adoption of FIN 48, the Company recorded a decrease to its tax reserves and its accumulated deficit in the amount of $94,000.

Upon adoption the Company had approximately $293,000 of unrecognized tax benefits, of which $22,000 represented accrued interest, all of which would affect the Company’s effective tax rate if recognized. The Company has classified the entire portion of its unrecognized tax benefits as non-current liabilities, as it does not anticipate settling any of these tax positions with a cash payment within the next twelve months. There were no material changes to the amount of unrecognized tax benefits during the quarter ended September 30, 2007. The Company currently anticipates that its unrecognized tax benefits will decrease within the next twelve months by approximately $233,000, as a result of the expiration of certain statutes of limitations associated with transactions subject to tax in multiple jurisdictions.

The Company continues to recognize interest related to uncertain tax positions as a component of income tax expense, but to date has not recorded any amounts related to potential penalties. To the extent that the accrued interest does not ultimately become payable, the amounts accrued will be derecognized and reflected as an income tax benefit in the period that such a determination is made. As of June 30, 2007 and September 30, 2007, the Company’s accrued interest related to uncertain tax positions was not material.

The Company files U.S. federal income tax returns in and returns in various state, local and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2001. Currently, the Company is under examination solely in one state jurisdiction for the tax years 2002 through 2004. The Company believes that the ultimate resolution of these open years will not have a material adverse impact on the Company’s consolidated financial position or results of operations.

The Company recorded an income tax benefit of $305,000 for the three months ended September 30, 2007 and income tax expense of $1,000 for the three months ended September 30, 2006. The income tax benefit recorded for the quarter ended September 30, 2007 included a tax benefit of $230,000 resulting from the enactment of legislation during the quarter that decreased the statutory tax rates in the U.K. and Germany. The benefit resulting from the tax rate change is not expected to re-occur in subsequent quarters. The Company’s overall tax position also included a benefit associated with the Company’s U.K. operations. These tax benefits were partially offset by income tax expense associated with the Company’s Australian and German operations, and income tax expense in the U.S. The income tax expense in the U.S. is attributable to an increase in deferred tax liabilities associated with goodwill that is deductible for U.S. tax purposes, but not amortized for financial reporting purposes. The U.S. income tax expense also consisted of a small amount of state income tax expense which will be incurred irrespective of the Company’s net operating loss carryforward. The provision for income taxes as of September 30, 2006 consisted of a small amount of U.S. state income tax expense, which will be incurred irrespective of the Company’s net operating loss carryforward, an increase in deferred tax liabilities in the U.S. associated with goodwill that is deductible for U.S. tax purposes, but not amortized for financial reporting purposes, income tax expense associated with the Company’s Australian operations, and an income tax benefit relating to the Company’s U.K. operations.

Note 7—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$25,203	$(19,571)	$5,632
Customer related	37,186	(15,207)	21,979
Patent	953	(118)	835
Below market lease	95	(79)	16

Total	$63,437	$(34,975)	28,462

Unamortized intangible assets:
Goodwill			53,729

Total intangible assets, net			$82,191

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$24,982	$(18,572)	$6,410
Customer related	36,851	(13,330)	23,521
Patent	953	(100)	853
Below market lease	94	(67)	27

Total	$62,880	$(32,069)	$30,811

Unamortized intangible assets:
Goodwill			53,485

Total intangible assets, net			$84,296

Estimated amortization expense for fiscal year 2008 and subsequent fiscal years is as follows:

In thousands
2008	$10,677
2009	8,902
2010	6,249
2011	3,807
2012	899
2013 and thereafter	575

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide electronic payment and invoice solutions to corporations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, reporting and document archive. We offer software designed to run on-site at the customer’s location as well as hosted solutions. Historically, our software has been sold predominantly on a perpetual license basis. Today, however, our newer offerings are generally sold on a subscription and transaction basis.

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

For the first quarter of fiscal year 2008, our revenue increased to $31.4 million from $25.2 million in the same quarter of last fiscal year. This revenue increase was primarily attributable to the revenue contribution from Formscape, which we acquired in October 2006, increased revenues within our banking solutions segment as a result of increased demand for those products and an increase in foreign exchange rates associated primarily with the British Pound Sterling which has appreciated against the U.S. Dollar over the past year. In the first quarter of fiscal 2008, we derived approximately 43% of our revenue through our international operations, the majority of which was attributable to the U.K. We expect future revenue growth to be driven by increased purchases of our products by new and existing bank and financial institution customers in both North America and international markets, the continued market adoption of our Legal eXchange product in the U.S., increased sales of our payments and transactional documents products, and the contribution of revenue from our newer subscription and transaction based products.

We had a net loss of $801,000 in the three months ended September 30, 2007 compared to net loss of $1.5 million in the three months ended September 30, 2006. The decrease in our net loss during the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006 was due to the revenue increases outlined above, offset in part by increases in our operating expense categories. The increase in intangible asset amortization reflects the expense impact of our Formscape acquisition. Increases in product development expense reflects our continued investment in our banking and accounts payable automation products, including our ongoing investments in our hosted infrastructure and customer delivery capabilities. Increases in other operating expense categories largely reflect our overall increased operating costs as a result of the Formscape acquisition and general business growth.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2007 related to stock-based compensation, revenue recognition, goodwill and intangible assets and the valuation of acquired intangible assets. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 12, 2007. There have been no changes to our critical accounting policies during the three months ended September 30, 2007.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted the pronouncement effective July 1, 2007. As a result of our adoption of FIN 48, we recorded a $94,000 decrease to our accumulated deficit and tax reserve liabilities, respectively.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues by segment

As of July 1, 2007, we revised the structure of our internal operating segments and changed the nature of the financial information that is provided to and used by our chief operating decision makers. We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The change in segment structure as of July 1, 2007 resulted in the Company’s accounts payable automation product offerings being included as a component of its Outsourced Solutions segment rather than its Payment and Transactional Documents segment. The change in segment composition is reflected for all financial periods presented. The following table represents our revenues by segment:

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$20,147	64.3	$15,753	62.4	$4,394	27.9
Banking Solutions	5,626	17.9	3,953	15.7	1,673	42.3
Outsourced Solutions	5,589	17.8	5,516	21.9	73	1.3

	$31,362	100.0	$25,222	100.0	$6,140	24.3

Payments and Transactional Documents. The revenue increase for the three months ended September 30, 2007 was primarily attributable to the revenue contribution from Formscape, which we acquired in October 2006, and an increase in foreign exchange rates. We expect revenue for the Payments and Transactional Documents segment to increase during the remainder of the fiscal year as a result of purchases of our licensed products by both new and existing customers.

Banking Solutions. The increase in revenue for the three months ended September 30, 2007 was as a result of the revenue contribution from several large banking projects. We expect revenues for the Banking Solutions segment to increase during the remainder of the fiscal year as a result of the contribution of revenue from ongoing projects as well as increased purchases by new and existing bank and financial institution customers in both North America and international markets.

Outsourced Solutions. The revenue increase for the three months ended September 30, 2007 was primarily a result of the revenue contribution from new Legal eXchange customers in the U.S. We expect revenue for the Outsourced Solutions segment to increase during the remainder of the fiscal year.

Revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$3,365	10.7	$1,851	7.3	$1,514	81.8
Subscriptions and transactions	6,842	21.8	6,484	25.7	358	5.5
Service and maintenance	17,685	56.4	13,507	53.6	4,178	30.9
Equipment and supplies	3,470	11.1	3,380	13.4	90	2.7

Total revenues	$31,362	100.0	$25,222	100.0	$6,140	24.3

Software Licenses. The increase in software license revenues was due principally to the revenue contribution from Formscape, which we acquired in October 2006, an increase in license revenues in our Banking Solutions segment as a result of the revenue contribution of a large project, and an increase in foreign exchange rates. We expect software license revenues to increase during the remainder of the fiscal year.

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

Service and Maintenance. The increase in service and maintenance revenues occurred as a result of the revenue contribution from Formscape, an increase in professional services revenues associated with several large banking projects and an increase in foreign exchange rates. We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of the revenue contribution from both existing and new projects in our Banking Solutions segment.

Equipment and Supplies. Equipment and supplies revenue remained relatively consistent in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. We expect that equipment and supplies revenues will remain relatively constant during the remainder of the fiscal year, but expect that this revenue stream will continue to decrease as a percentage of our total revenues.

Cost of revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$188	0.6	$197	0.8	$(9)	(4.6)
Subscriptions and transactions	3,971	12.7	2,606	10.3	1,365	52.4
Service and maintenance	7,599	24.2	6,244	24.8	1,355	21.7
Stock compensation expense	232	0.7	118	0.5	114	96.6
Equipment and supplies	2,524	8.0	2,526	10.0	(2)	(0.1)

Total cost of revenues	$14,514	46.3	$11,691	46.4	$2,823	24.1

Gross profit	$16,848	53.7	$13,531	53.6	$3,317	24.5

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased to 6% of software license revenues in the three months ended September 30, 2007 from 11% in the three months ended September 30, 2006. The decrease in software license cost of revenues was primarily due to the contribution of Formscape software revenue, which carries a slightly higher gross margin than certain of our traditional software products, and due to a lower mix of revenue from software licenses that require royalties to third parties. We expect that software license costs will remain relatively constant, as a percentage of software license revenues, during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs increased to 58% of subscription and transaction revenues in the three months ended September 30, 2007 from 40% in the three months ended September 30, 2006. The increase in subscription and transaction costs was due principally to our continued investment in our accounts payable automation solutions, particularly our hosted infrastructure and our customer delivery capabilities. We expect that subscription and transactions costs will remain relatively constant as a percentage of subscription and transaction revenue over the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased slightly as a percentage of service and maintenance revenues to 43% in the three months ended September 30, 2007 as compared to 46% in the three months ended September 30, 2006. The decrease in service and maintenance costs as a percentage of service and maintenance revenues was due to the contribution of software maintenance revenue from Formscape, which we acquired in October 2006. We expect that service and maintenance costs will remain relatively constant, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 73% of equipment and supplies revenues in the three months ended September 30, 2007 compared to 75%

of equipment and supplies revenues in the three months ended September 30, 2006. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenues was due to our continued de-emphasis of lower margin equipment and supplies transactions. We expect that equipment and supplies costs will remain relatively constant as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$6,907	22.0	$5,896	23.4	$1,011	17.1
Stock compensation expense	612	2.0	695	2.8	(83)	(11.9)
Product development and engineering	4,043	12.9	3,510	13.9	533	15.2
Stock compensation expense	183	0.6	198	0.8	(15)	(7.6)
General and administrative	3,559	11.3	3,394	13.5	165	4.9
Stock compensation expense	900	2.9	825	3.3	75	9.1
Amortization of intangible assets	2,647	8.4	1,461	5.8	1,186	81.2

Total operating expenses	$18,851	60.1	$15,979	63.4	$2,872	18.0

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The increase was attributable to higher operating costs, largely as a result of headcount related costs from the Formscape acquisition and an increase in foreign exchange rates. Costs related to product advertising initiatives also increased as we promoted our newer product offerings. We expect that sales and marketing expenses will increase over the remainder of the fiscal year, as we continue to add sales resources and increase our marketing initiatives to support our new products.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which at present is heavily focused on our newer accounts payable automation products and, to a lesser extent, on enhancements and revisions to our other products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses was primarily attributable to expenses associated with our continued investment in our accounts payable automation products, expenses associated with the activities of Formscape and an increase in foreign exchange rates. We expect that product development and engineering expenses will remain relatively consistent during the remainder of the fiscal year.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The slight increase in general and administrative expenses was attributable to expenses associated with the activities of Formscape and an increase in foreign currency exchange rates. We expect that general and administrative expenses will decrease slightly during the remainder of the fiscal year.

Stock Compensation Expense. During the three months ended September 30, 2007, stock compensation expense increased slightly to $1.9 million as compared to stock compensation expense of $1.8 million for the three months ended September 30, 2006. The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the three months ended September 30, 2007 and 2006, stock compensation expense was allocated as follows:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Cost of revenues, service and maintenance	$232	$118
Sales and marketing	612	695
Product development and engineering	183	198
General and administrative	900	825

	$1,927	$1,836

For the remainder of fiscal 2008, we expect to incur quarterly expenses that are relatively consistent with the level of expense recorded in our first quarter.

Amortization of Intangible Assets. Amortization expense increased as a result of the amortization of intangible assets arising from our acquisition of Formscape. We expect that total amortization expense for fiscal 2008 will approximate $10.7 million.

Provision for Income Taxes. We recorded an income tax benefit of $305,000 for the three months ended September 30, 2007 and income tax expense of $1,000 for the three months ended September 30, 2006. The income tax benefit recorded for the quarter ended September 30, 2007 included a tax benefit of $230,000 resulting from the enactment of legislation during the quarter that decreased the statutory tax rates in the United Kingdom and Germany. The benefit resulting from the tax rate change is not expected to re-occur in subsequent quarters. Our overall tax position also included a benefit associated with our United Kingdom operations. These tax benefits were partially offset by income tax expense associated with our Australian and German operations, and income tax expense in the U.S. The income tax expense in the U.S. is occurring as a result of an increase in deferred tax liabilities associated with goodwill that is deductible for U.S. tax purposes, but not amortized for financial reporting purposes. The U.S. income tax expense also consisted of a small amount of state income tax expense which will be incurred irrespective of our net operating loss carryforward. The provision for income taxes as of September 30, 2006 consisted of a small amount of U.S. state income tax expense, which will be incurred irrespective of the our net operating loss carryforward, an increase in deferred tax liabilities in the U.S. associated with goodwill that is deductible for U.S. tax purposes, but not amortized for financial reporting purposes, income tax expense associated with our Australian operations, and an income tax benefit relating to our U.K. operations.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Cash provided by operating activities	$1,002	$2,647

	At September 30,
	2007	2006
	(in thousands)
Cash, cash equivalents and marketable securities	$64,942	$65,873
Working capital	57,339	55,321

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We have generated positive operating cash flows in the current fiscal quarter and in each of our last six completed fiscal years. We believe that the cash generated from our operations and the cash, cash equivalents and marketable securities on hand will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would require the approval of our board of directors, and in some cases, stockholders and potentially bank or regulatory approval. We also may undertake additional business or asset acquisitions or divestitures.

Operating Activities

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Net loss	$(801)	$(1,480)
Non-cash adjustments	4,904	3,885
Changes in working capital	(3,101)	242

Net cash provided by operating activities	$1,002	$2,647

Net cash provided by operating activities for the three months ended September 30, 2007 was due to our net loss, affected by favorable non-cash adjustments, offset in part by decreases in accrued expenses, deferred revenue and an increase in accounts receivable. Net cash provided by operating activities for the three months ended September 30, 2006 was due to our net loss, affected by favorable non-cash adjustments and collections on accounts receivable, offset in part by decreases in accrued expenses and deferred revenue. Non-cash adjustments are transactions that result in the recognition of financial statement expense but not a corresponding cash receipt or disbursement, such as stock compensation expense, amortization of intangible assets, depreciation and amortization of property and equipment and provision for allowances of accounts receivable.

Investing Activities

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Purchases of available-for-sale securities	$(225)	$(9,050)
Proceeds from sale of available-for-sale securities	7,400	12,450
Purchases of held-to-maturity securities	(51)	—
Proceeds from sales of held-to-maturity securities	51	—
Purchases of property and equipment	(636)	(645)

Net cash provided by investing activities	$6,539	$2,755

In the three months ended September 30, 2007, cash was primarily provided through the sale of marketable securities and, to a lesser extent, was used to acquire property and equipment. For the three months ended September 30, 2006, cash was primarily provided through the sale of marketable securities and was used to purchase marketable securities and, to a lesser extent, to acquire property and equipment. We expect to incur quarterly capital expenditures, that on average during the remainder of fiscal 2008, will be moderately higher than the level of capital expenditures incurred in our first fiscal quarter.

Financing Activities

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Repurchase of common stock	$(3,690)	$(1,636)
Proceeds from employee stock purchase plan and exercise of stock options proceeds	1,970	872
Excess tax benefits associated with stock compensation	59	—
Capital lease payments	(8)	—

Net cash used in financing activities	$(1,669)	$(764)

Net cash used in financing activities for the three months ended September 30, 2007 and September 30, 2006 was primarily the result of the repurchase of our common stock, offset by proceeds received from the exercise of stock options and contributions to our employee stock purchase plan.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2007, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of September 30, 2007:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$9,728	$2,201	$6,231	$1,276	$20
Capital lease obligations	67	27	40	—	—

Total	$9,795	$2,228	$6,271	$1,276	$20

* Payment due dates are calculated from our most recent fiscal year end of June 30, 2007

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is the Company’s estimate of unrecognized tax benefits as of September 30, 2007 in the amount of $310,000. These amounts have been excluded because as of September 30, 2007 the Company is unable to estimate the timing of future cash outflows, if any, associated with these liabilities as it does not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities primarily due to changes in the interest rates. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on September 12, 2007.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors do not reflect any material changes from those included in our Annual Report on Form 10-K for the fiscal year June 30, 2007.

Our common stock has experienced and may continue to undergo extreme market price and volume fluctuations

Stock markets in general, and The NASDAQ Global Market in particular, have experienced extreme price and volume fluctuations, particularly in recent years. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced and may continue to undergo extreme fluctuations due to a variety of factors, including:

•	changes in or our failure to meet analysts’ or investors’ estimates or expectations;

•	general and industry-specific business, economic and market conditions;

•	actual or anticipated fluctuations in operating results, including those arising as a result of any impairment of goodwill or other intangible assets related to past or future acquisitions;

•	public announcements concerning us, including announcements of litigation, our competitors or our industry;

•	introductions of new products or services or announcements of significant contracts by us or our competitors;

•	acquisitions, divestitures, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	adverse developments in patent or other proprietary rights; and

•	announcements of technological innovations by our competitors.

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

We make significant investments in existing products and new product offerings that can adversely affect our operating results and may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance existing product offerings and develop new product offerings to meet strategic opportunities as they evolve. Investments in existing product enhancements and new product offerings can have a negative impact on our operating results, and any existing product enhancements or new product offerings may not be accepted in the marketplace or generate material revenues. For example our operating results have recently been affected by a significant increase in product development expenses as we continue to make investments in our banking and accounts payable automation products.

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At September 30, 2007, the carrying value of our goodwill and our other intangible assets was approximately $54 million and $28 million, respectively. While we reviewed our goodwill and intangible assets during the fourth quarter of fiscal year 2007 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we have experienced slowing growth rates with certain of our licensed software products. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations, and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have operations in the U.S., U.K., Australia, France and Germany. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	difficulties and costs of staffing and managing foreign operations;

•	currency exchange rate fluctuations;

•	differing regulatory and industry standards and certification requirements;

•	the complexities of foreign tax jurisdictions;

•	reduced protection for intellectual property rights in some countries; and

•	import or export licensing requirements.

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

An increasing number of large and more complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, generally delay the timing of our revenue recognition and in the short-term may adversely affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These large and complex customer contracts generally require significant implementation work, product customization and modification, resulting in the recognition of revenue over the period of project completion, which normally spans several quarters. Delays in revenue recognition on these contracts, including delays that result from customer decisions to halt or otherwise slow down a long-term project due to their own staffing challenges, could affect our operating results, financial condition and the market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
July 1, 2007—July 31, 2007	59,048	$13.05	59,048	$8,096,806
August 1, 2007—August 31, 2007	111,766	13.10	111,766	6,632,443
September 1, 2007—September 30, 2007	110,000	13.22	110,000	5,177,791

Total	280,814	$13.14	280,814	$5,177,791

(1)	In May 2007, our board of directors announced that it had authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 6.	Exhibits

See the Exhibit Index on page 26 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 8, 2007	By:	/S/ KEVIN M. DONOVAN
Kevin M. Donovan Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated By-Laws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007 (File No. 000-25259), filed on September 12, 2007)

10.1	Form of Executive Officer Bonus Plan for 2008 with respect to Robert A. Eberle and Peter S. Fortune (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007 (File No. 000-25259), filed on September 12, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer