Form 10-Q
period 2007-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2008-02-08
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of January 31, 2008 was 24,930,238.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)
	December 31, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$70,160	$38,997
Marketable securities	1,052	26,876
Accounts receivable, net of allowance for doubtful accounts and returns of $1,453 at December 31, 2007 and $1,590 at June 30, 2007	24,477	24,169
Other current assets	4,274	5,402
Total current assets	99,963	95,444
Property and equipment, net	8,053	8,270
Intangible assets, net	78,136	84,296
Other assets	1,529	1,784
Total assets	$187,681	$189,794

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,783	$6,650
Accrued expenses	7,831	8,475
Deferred revenue	25,364	24,998
Total current liabilities	38,978	40,123
Deferred revenue, non-current	2,076	2,498
Deferred income taxes	5,204	6,258
Other liabilities	816	479
Total liabilities	47,074	49,358

Stockholders’ equity:
Common stock	26	25
Additional paid-in capital	271,762	263,229
Accumulated other comprehensive income	7,549	8,292
Treasury stock	(17,524)	(11,285)
Accumulated deficit	(121,206)	(119,825)
Total stockholders’ equity	140,607	140,436
Total liabilities and stockholders’ equity	$187,681	$189,794

See accompanying notes.

 Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
	Three Months Ended December 31,
	2007	2006
Revenues:
Software licenses	$3,393	$4,082
Subscriptions and transactions	7,342	6,743
Service and maintenance	18,083	15,492
Equipment and supplies	3,014	3,334
Total revenues	31,832	29,651
Cost of revenues:
Software licenses	237	186
Subscriptions and transactions	3,913	2,787
Service and maintenance (1)	7,556	7,401
Equipment and supplies	2,091	2,470
Total cost of revenues	13,797	12,844
Gross profit	18,035	16,807
Operating expenses:
Sales and marketing (1)	7,847	8,226
Product development and engineering (1)	4,226	4,145
General and administrative (1)	4,727	5,227
Amortization of intangible assets	2,682	2,412
Total operating expenses	19,482	20,010
Loss from operations	(1,447)	(3,203)
Other income, net	896	770
Loss before provision (benefit) for income taxes	(551)	(2,433)
Provision (benefit) for income taxes	123	(317)
Net loss	$(674)	$(2,116)
Basic and diluted net loss per share:	$(0.03)	$(0.09)
Shares used in computing basic and diluted net loss per share:	23,887	23,622

(1)	Stock based compensation is allocated as follows:
	Three Months Ended December 31,
	2007	2006
Cost of revenues: service and maintenance	$236	$171
Sales and marketing	686	762
Product development and engineering	200	194
General and administrative	980	977
	$2,102	$2,104

See accompanying notes.

 Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
	Six Months Ended December 31,
	2007	2006
Revenues:
Software licenses	$6,758	$5,933
Subscriptions and transactions	14,184	13,227
Service and maintenance	35,768	28,998
Equipment and supplies	6,484	6,714
Total revenues	63,194	54,872
Cost of revenues:
Software licenses	425	383
Subscriptions and transactions	7,884	5,393
Service and maintenance (1)	15,388	13,763
Equipment and supplies	4,614	4,996
Total cost of revenues	28,311	24,535
Gross profit	34,883	30,337
Operating expenses:
Sales and marketing (1)	15,366	14,817
Product development and engineering (1)	8,452	7,853
General and administrative (1)	9,185	9,446
Amortization of intangible assets	5,330	3,873
Total operating expenses	38,333	35,989
Loss from operations	(3,450)	(5,652)
Other income, net	1,793	1,739
Loss before benefit for income taxes	(1,657)	(3,913)
Benefit for income taxes	(182)	(317)
Net loss	$(1,475)	$(3,596)
Basic and diluted net loss per share	$(0.06)	$(0.15)
Shares used in computing basic and diluted net loss per share:	23,745	23,526

(1)	Stock based compensation is allocated as follows:
	Six Months Ended December 31,
	2007	2006
Cost of revenues: service and maintenance	$468	$289
Sales and marketing	1,297	1,457
Product development and engineering	383	392
General and administrative	1,880	1,802
	$4,028	$3,940

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended December 31,
	2007	2006
Operating activities:
Net loss	$(1,475)	$(3,596)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	4,028	3,940
Amortization of intangible assets	5,330	3,873
Depreciation and amortization of property and equipment	1,610	1,447
Deferred income tax benefit	(408)	(412)
Excess tax benefits associated with stock compensation	(108)	(29)
Provision for allowances on accounts receivable	—	(122)
Provision for obsolete inventory	10	(28)
Gain on foreign exchange	(112)	(52)
Changes in operating assets and liabilities:
Accounts receivable	(231)	828
Inventory, prepaid expenses and other assets	1,160	819
Accounts payable, accrued expenses and deferred revenue and deposits	(1,343)	(2,313)
Net cash provided by operating activities	8,461	4,355
Investing activities:
Acquisition of business and assets, net of cash acquired	—	(16,970)
Purchases of available-for-sale securities	(225)	(10,350)
Proceeds from sales of available-for-sale securities	26,050	20,450
Purchases of held-to-maturity securities	(51)	—
Proceeds from sales of held-to-maturity securities	51	—
Purchases of property, plant and equipment, net	(1,270)	(1,209)
Net cash provided by (used in) investing activities	24,555	(8,079)
Financing activities:
Repurchase of common stock	(6,708)	(4,003)
Proceeds from employee stock purchase plan and exercise of stock options	4,988	1,279
Excess tax benefits associated with stock compensation	108	29
Payment of bank financing fees	(20)	(20)
Capital lease payments	(15)	(29)
Net cash used in financing activities	(1,647)	(2,744)
Effect of exchange rate changes on cash and cash equivalents	(206)	477
Increase (decrease) in cash and cash equivalents	31,163	(5,991)
Cash and cash equivalents at beginning of period	38,997	38,752
Cash and cash equivalents at end of period	$70,160	$32,761

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Issuance of common stock in connection with acquisitions	—	$5,206

See accompanying notes.

Bottomline Technologies (de), Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2007

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2008. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 12, 2007.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2—Business Acquisitions

On October 13, 2006 the Company, through its U.K. subsidiary, acquired all of the outstanding share capital of Formscape Group, Ltd. (Formscape). Formscape is a U.K. headquartered company with operations in the United States, the U.K. and Germany that provides software solutions for automating purchase-to-pay, document and financial transaction processes.

In connection with the acquisition, the Company accrued costs associated with Formscape facility exit activities, which were finalized during the quarter ended September 30, 2007. A summary of the exit accrual activity from the acquisition date through December 31, 2007 is presented below.

Exit Accrual
Initial estimate, included in preliminary purchase price allocation for Formscape	$913
Adjustments to original estimate, recorded through goodwill	(130)
Payments charged against the accrual	(805)
Impact of changes in foreign currency exchange rates	42
Remaining accrual at December 31, 2007	$20

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

	Unaudited, Pro Forma Three Months Ended December 31, 2006	Unaudited, Pro Forma Six Months Ended December 31, 2006
	(in thousands, except per share amounts)
Revenues	$30,375	$60,144
Net loss	(2,078)	(5,845)
Net loss per basic and diluted share	(0.11)	(0.24)

Note 3—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net loss	$(674)	$(2,116)	$(1,475)	$(3,596)
Denominator:
Weighted average shares outstanding used in computing basic and diluted net loss per share:	23,887	23,622	23,745	23,526

Basic and diluted net loss per share	$(0.03)	$(0.09)	$(0.06)	$(0.15)

Note 4—Comprehensive Income or Loss

Comprehensive income or loss represents net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
Net loss	$(674)	$(2,116)	$(1,475)	$(3,596)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,814)	2,798	(743)	3,304
Comprehensive income (loss)	$(2,488)	$682	$(2,218)	$(292)

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

Banking Solutions. The Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. These solutions typically involve longer implementation periods and a significant level of professional resources. Due to the tailored nature of these products, revenue is generally recognized over the period of project performance on a percentage of completion basis.

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. The Company’s Legal eXchange solution, which provides customers the opportunity to create more efficient processes for managing invoices generated by outside law firms while offering access to important legal spend factors such as budgeting, expense monitoring and outside counsel performance is also included within this segment. This segment also incorporates the Company’s accounts payable automation solutions. Revenue within this segment is generally recognized on a subscription or transaction basis or proportionately over the estimated life of the customer relationship.

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

The Company’s chief operating decision makers assess segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis, and excludes stock compensation expense and acquisition-related expenses such as amortization of intangible assets and charges related to acquired in-process research and development. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to the Company’s operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Payments and Transactional Documents	$21,073	$19,009	$41,220	$34,761
Banking Solutions	4,782	4,499	10,408	8,452
Outsourced Solutions	5,977	6,143	11,566	11,659
Total revenues	$31,832	$29,651	63,194	$54,872
Segment measure of profit (loss):
Payments and Transactional Documents	$4,290	$2,539	$8,215	$5,067
Banking Solutions	(64)	(348)	504	(1,062)
Outsourced Solutions	(889)	(878)	(2,811)	(1,844)
Total measure of segment profit	$3,337	$1,313	$5,908	$2,161

A reconciliation of the measure of segment profit to GAAP net loss, before the provision for income taxes, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
Segment measure of profit	$3,337	$1,313	$5,908	$2,161
Less:
Amortization of intangible assets	(2,682)	(2,412)	(5,330)	(3,873)
Stock compensation expense	(2,102)	(2,104)	(4,028)	(3,940)
Other income, net	896	770	1,793	1,739
Loss before provision for income taxes	$(551)	(2,433)	$(1,657)	(3,913)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$339	$432	$704	$776
Banking Solutions	121	116	245	226
Outsourced Solutions	335	227	661	445
Total depreciation expense	$795	$775	$1,610	$1,447

Geographic Information

Revenues, based on the point of sales not the location of the customer, by geographic area, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
Revenues from unaffiliated customers:
United States	$17,423	$16,306	$35,162	$29,842
Europe	13,996	12,961	27,247	24,245
Australia	413	384	785	785
Total revenues from unaffiliated customers	31,832	$29,651	63,194	$54,872

Long-lived assets, which are based on geographic location, were as follows:

	December 31,	June 30,
	2007
	(in thousands)
Long-lived assets, net
United States	$4,689	$4,664
Europe	4,720	5,195
Australia	173	195
Total long-lived assets, net	9,582	$10,054

Note 6—Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on July 1, 2007. In accordance with the transition provisions of FIN 48, the cumulative effect of applying the pronouncement was reported as an adjustment to the July 1, 2007 balance of accumulated deficit. As a result of the adoption of FIN 48, the Company recorded a decrease to its tax reserves and its accumulated deficit in the amount of $94,000 during the first quarter of fiscal year 2008.

Upon adoption of FIN 48 the Company had approximately $293,000 of unrecognized tax benefits, of which $22,000 represented accrued interest, all of which would affect the Company’s effective tax rate if recognized. The Company has classified the entire portion of its unrecognized tax benefits as non-current liabilities, as it does not anticipate settling any of these tax positions with a cash payment within the next twelve months. There were no material changes to the amount of unrecognized tax benefits for the three and six months ended December 31, 2007. The Company currently anticipates that its unrecognized tax benefits will decrease within the next twelve months by approximately $230,000, as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, but to date has not recorded any amounts related to potential penalties. To the extent that the accrued interest does not ultimately become payable, the amounts accrued will be derecognized and reflected as an income tax benefit in the period that such a determination is made. As of June 30, 2007 and December 31, 2007, the Company’s accrued interest related to uncertain tax positions was not material.

The Company files U.S. federal income tax returns and returns in various state, local and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2001. Currently, the Company is under examination solely in one state jurisdiction for the tax years 2002 through 2004. The Company believes that the ultimate resolution of these open years will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

For the three months ended December 31, 2007, the Company recorded income tax expense of $123,000.  This expense was largely due to tax expense in the U.S. and Australia, and was partially offset by an income tax benefit associated with the Company’s U.K. operations.  In the three months ended December 31, 2006, the Company recorded a net tax benefit of $317,000.  This net benefit position was due to a tax benefit associated with Company’s U.K. operations, offset in part by income tax expense in the U.S., Australia and Germany.  In each of the quarters ended December 31, 2007 and 2006, the income tax expense recorded in the U.S. was attributable to an increase in deferred tax liabilities associated with goodwill that is deductible for U.S. tax purposes but not amortized for financial reporting purposes.  The U.S. tax expense also consisted of a small amount of state income tax expense which will be incurred irrespective of the Company’s net operating loss carryforwards.

The Company recorded a net tax benefit of $182,000 and $317,000 during the six months ended December 31, 2007 and 2006, respectively.   In the six months ended December 31, 2007, the net benefit position was due to an income tax benefit associated with the Company’s European operations, offset in part by income tax expense in the U.S. and Australia.  Further, this net benefit position includes the one-time impact of a tax benefit arising from the enactment of legislation that decreased the Company’s tax rates in the U.K. and Germany (this legislation was enacted during the quarter ended September 30, 2007, and the benefit from this tax rate change will not re-occur in subsequent quarters).   In the six months ended December 31, 2006, the net benefit position was due to the Company’s U.K. operations, partially offset by tax expense in the U.S. and Australia.

Note 7—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$24,835	$(20,237)	$4,598
Customer related	36,728	(16,711)	20,017
Patent	953	(136)	817
Total	62,516	(37,084)	25,432
Unamortized intangible assets:
Goodwill			52,704
Total intangible assets, net			78,136

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$24,982	$(18,572)	$6,410
Customer related	36,851	(13,330)	23,521
Patent	953	(100)	853
Below market lease	94	(67)	27
Total	$62,880	$(32,069)	$30,811
Unamortized intangible assets:
Goodwill			53,485
Total intangible assets, net			$84,296

Estimated amortization expense for fiscal year 2008 and subsequent fiscal years is as follows:

In thousands
2008	$10,595
2009	8,764
2010	6,168
2011	3,768
2012	892
2013 and thereafter	575

Note 8—Recent Accounting Pronouncements

SFAS 141(R)

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”) which will significantly change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include:

•	Valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date;

•
Contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation;

•
Acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment (without recurring amortization) over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset’s estimated useful life;

•	Acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation;

•
Acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted.

SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is not permitted. Accordingly, the Company will adopt SFAS 141(R) on July 1, 2009. The Company expects that the adoption of this pronouncement will significantly affect how it accounts for business combination transactions consummated after the adoption date, in the areas noted above.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including the requirement that the noncontrolling interest be classified as a component of equity. SFAS 160 is required to be adopted simultaneously with SFAS 141(R). The Company is not presently a party to any transaction in which it has a noncontrolling interest and, accordingly, does not currently believe that this pronouncement will have a significant impact on its financial condition, results of operations or cash flows.

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

Overview

We provide electronic payment, invoice and document management solutions to corporations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, document management, reporting and document archive. We offer software designed to run on-site at the customer’s location as well as hosted solutions. Historically, our software has been sold predominantly on a perpetual license basis. Today, however, certain of our newer offerings are being sold on a subscription and transaction basis.

Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. We also provide a hosted solution, Legal eXchange, that receives, manages and controls legal invoices and the related spend management for insurance companies and other large consumers of outside legal services. Our offerings also include software solutions that banks use to provide web-based payment and reporting capabilities to their corporate customers.

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

For the first six months of fiscal year 2008, our revenues increased to $63.2 million from $54.9 million in the same period of last fiscal year. This revenue increase was primarily attributable to the revenue contribution from Formscape, which we acquired in October 2006, increased revenues within our banking solutions segment as a result of increased demand for those products and an increase of approximately $1.8 million as a result of an increase in foreign currency exchange rates associated with the British Pound Sterling which has appreciated against the U.S. Dollar over the past year. In the first half of fiscal 2008, we derived approximately 44% of our revenue through our international operations, the majority of which was attributable to our operations in the U.K. We expect future revenue growth to be driven by the continued market adoption of our Legal eXchange product in the U.S., increased sales of our payments and transactional documents products, increased purchases of our products by new and existing bank and financial institution customers in both North America and international markets and the continued contribution of revenue from our newer subscription and transaction based products.

We had a net loss of $1.5 million in the six months ended December 31, 2007 compared to net loss of $3.6 million in the six months ended December 31, 2006. The decrease in our net loss during the six months ended December 31, 2007 as compared to the same period ended December 31, 2006 was due to the revenue increase outlined above, offset in part by increases in our cost of revenues and operating expense categories as our business has continued to grow. The increase in intangible asset amortization reflects the expense impact of our October 2006 Formscape acquisition. Increases in product development expense and subscription and transactions cost of revenues reflect our continued investment in our hosted, banking and accounts payable automation products, including our ongoing investments in our hosted infrastructure and customer delivery capabilities for these products. Increases in other operating expense categories largely reflect our overall increased operating costs as a result of the Formscape acquisition and general business growth. Our cost of revenues and operating expenses also reflect increases of approximately $894,000 and $1.0 million, respectively, in the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 due to an increase in foreign currency exchange rates associated with the British Pound Sterling.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2007 related to stock-based compensation, revenue recognition, goodwill and intangible assets and the valuation of acquired intangible assets. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 12, 2007. There have been no changes to our critical accounting policies during the three or six months ended December 31, 2007.

Recent Accounting Pronouncements

SFAS 141(R)

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”, or SFAS 141(R), which will significantly change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include:

•	valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date;

•
contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation;

•
acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment (without recurring amortization) over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset’s estimated useful life;

•	acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and

•
acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted.

SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is not permitted. Accordingly, we will adopt SFAS 141(R) on July 1, 2009. We expect that the adoption of this pronouncement will significantly affect how we account for business combination transactions consummated after the adoption date, in the areas noted above.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”, or SFAS 160. SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including the requirement that the noncontrolling interest be classified as a component of equity. SFAS 160 is required to be adopted simultaneously with SFAS 141(R). We are not presently a party to any transaction in which we have a noncontrolling interest and, accordingly, do not currently believe that this pronouncement will have a significant impact on our financial condition, results of operations or cash flows.

FIN 48

    We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No.48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, an interpretation of FASB Statement No. 109 on July 1, 2007.  As a result of our adoption of FIN 48, we recorded a decrease to our tax reserves and our accumulated deficit in the amount of $94,000 during the quarter ended September 30, 2007.

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

Revenues by segment

As of July 1, 2007, we revised the structure of our internal operating segments and changed the nature of the financial information that is provided to and used by our chief operating decision makers. We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The change in segment structure as of July 1, 2007 resulted in our accounts payable automation product offerings being included as a component of our Outsourced Solutions segment rather than our Payment and Transactional Documents segment. The change in segment composition is reflected for all financial periods presented. The following table represents our revenues by segment:

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$21,073	66.2	$19,009	64.1	$2,064	10.9
Banking Solutions	4,782	15.0	4,499	15.2	283	6.3
Outsourced Solutions	5,977	18.8	6,143	20.7	(166)	(2.7)
	$31,832	100.0	$29,651	100.0	$2,181	7.4

Payments and Transactional Documents. The revenue increase for the three months ended December 31, 2007 was primarily attributable to an increase in the software maintenance revenue contribution from Formscape and an increase in foreign currency exchange rates. We expect revenue for the Payments and Transactional Documents segment to increase during the remainder of the fiscal year as a result of increased purchases of our licensed products by both new and existing customers.

Banking Solutions. The increase in revenue for the three months ended December 31, 2007 was as a result of the revenue from the continuation of several large banking projects. We expect revenues for the Banking Solutions segment to increase during the remainder of the fiscal year, primarily as a result of the contribution of revenue from ongoing projects.

Outsourced Solutions. The revenue decrease for the three months ended December 31, 2007 was primarily a result of a decrease in revenues from certain of our legacy accounts payable automation products in Europe, offset in part by revenue increases from our Legal eXchange offerings as a result of new customers and an increase in foreign currency exchange rates. We expect revenue for the Outsourced Solutions segment to increase during the remainder of the fiscal year.

Revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$3,393	10.7	$4,082	13.8	$(689)	(16.9)
Subscriptions and transactions	7,342	23.0	6,743	22.8	599	8.9
Service and maintenance	18,083	56.8	15,492	52.2	2,591	16.7
Equipment and supplies	3,014	9.5	3,334	11.2	(320)	(9.6)
Total revenues	$31,832	100.0	$29,651	100.0	2,181	7.4

Software Licenses. The decrease in software license revenues was due principally to a decrease in perpetual license revenues from Formscape, partially offset by an increase in foreign currency exchange rates. We expect software license revenues to increase during the remainder of the fiscal year.

Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to an increase in the revenue contribution from our Legal eXchange offering as a result of new customers and an increase in foreign currency exchange rates. We expect subscription and transaction revenues to continue to increase during the remainder of the fiscal year as a result of orders for our newer subscription and transaction based product offerings and as a result of the revenue contribution from new Legal eXchange customers.

Service and Maintenance. The increase in service and maintenance revenues occurred as a result of increases in the software maintenance revenue contribution from Formscape, an increase in professional services revenues associated with ongoing large banking projects and an increase in foreign currency exchange rates. We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of the revenue contribution from ongoing projects in our Banking Solutions segment.

Equipment and Supplies. Equipment and supplies revenue decreased in the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 due primarily to a decrease in orders as we continued to de-emphasize the lower margin transactions within this aspect of our business. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of the fiscal year, but expect that this revenue stream will continue to decrease as a percentage of our total revenues.

Cost of revenues by category
	Three Months Ended December 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$237	0.7	$186	0.6	$51	27.4
Subscriptions and transactions	3,913	12.3	2,787	9.4	1,126	40.4
Service and maintenance	7,320	23.0	7,230	24.4	90	1.2
Stock compensation expense	236	0.7	171	0.6	65	38.0
Equipment and supplies	2,091	6.6	2,470	8.3	(379)	(15.3)
Total cost of revenues	$13,797	43.3	$12,844	43.3	$953	7.4
Gross profit	$18,035	56.7	$16,807	56.7	$1,228	7.3

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased to 7% of software license revenues in the three months ended December 31, 2007 from 5% in the three months ended December 31, 2006. The increase in software license cost of revenues was primarily due to a transaction with a banking customer in the three months ended December 31, 2007 that required a large third party royalty. We expect that software license costs will improve slightly, as a percentage of software license revenues, during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs increased to 53% of subscription and transaction revenues in the three months ended December 31, 2007 from 41% in the three months ended December 31, 2006. The increase in subscription and transaction costs was due principally to our continued investment in our accounts payable automation solutions, particularly our hosted infrastructure and our customer delivery capabilities. We expect that subscription and transactions costs will remain relatively consistent in dollar terms but will decrease as a percentage of subscription and transaction revenue as this revenue stream continues to increase over the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased as a percentage of service and maintenance revenues to 41% in the three months ended December 31, 2007 as compared to 47% in the three months ended December 31, 2006. The decrease in service and maintenance costs as a percentage of service and maintenance revenues was due primarily to the increase in software maintenance revenue from Formscape, which did not result in a corresponding increase in costs, and an improvement in professional services gross margins in our Banking Solutions segment.  We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 69% of equipment and supplies revenues in the three months ended December 31, 2007 compared to 74% of equipment and supplies revenues in the three months ended December 31, 2006. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenues was due to our continued de-emphasis of lower margin equipment and supplies transactions. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$7,161	22.5	$7,464	25.2	$(303)	(4.1)
Stock compensation expense	686	2.2	762	2.6	(76)	(10.0)
Product development and engineering	4,026	12.6	3,951	13.3	75	1.9
Stock compensation expense	200	0.6	194	0.7	6	3.1
General and administrative	3,747	11.8	4,250	14.3	(503)	(11.8)
Stock compensation expense	980	3.1	977	3.3	3	0.3
Amortization of intangible assets	2,682	8.4	2,412	8.1	270	11.2
Total operating expenses	$19,482	61.2	$20,010	67.5	$(528)	(2.6)

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses decreased slightly in the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The decrease was primarily attributable to a decrease in headcount in the U.K., offset by an increase in foreign currency exchange rates. We expect that sales and marketing expenses will increase over the remainder of the fiscal year, as we continue to add sales resources and increase our marketing initiatives.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to products based on customer feedback and general marketplace demands. Our product development and engineering expenses remained relatively consistent between the three months ended December 31, 2007 and the three months ended December 31, 2006. We expect that product development and engineering expenses will remain relatively consistent during the remainder of the fiscal year.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The decrease in general and administrative expenses was primarily attributable to cost reductions in our U.K. operations associated with the consolidation of facilities, decreases in staff recruiting and relocation costs and decreases in third party professional services fees, offset in part by an increase in foreign currency exchange rates. We expect that general and administrative expenses will remain relatively consistent during the remainder of the fiscal year.

 Stock Compensation Expense.  Stock compensation expense remained consistent during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the three months ended December 31, 2007 and 2006, stock compensation expense was allocated as follows:

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Cost of revenues, service and maintenance	$236	$171
Sales and marketing	686	762
Product development and engineering	200	194
General and administrative	980	977
	$2,102	$2,104

For the remainder of fiscal 2008, we expect to incur quarterly stock compensation expense that is relatively consistent with the level of stock compensation expense recorded in our second quarter.

Amortization of Intangible Assets. Amortization expense increased slightly as a result of a full quarter of amortization of intangible assets arising from our acquisition of Formscape. We expect that total amortization expense for fiscal 2008 will approximate $10.6 million.

Provision for Income Taxes. During the quarter ended December 31, 2007, we recorded income tax expense of $123,000.  This was largely due to income tax expense in the U.S. and Australia, offset in part by an income tax benefit associated with our U.K. operations.  In the quarter ended December 31, 2006, we recorded an income tax benefit of $317,000.  This benefit was attributable to our U.K. operations, offset in part by income tax expense in the U.S., Australia and Germany.  In each of the quarters ended December 31, 2007 and 2006, the income tax expense recorded in the U.S. was due to an increase in deferred tax liabilities associated with goodwill that is deductible for U.S. tax purposes but is not amortized for financial reporting purposes.  The U.S. tax expense also consisted of a small amount of state income tax expense which we had incurred irrespective of our net operating loss carryforwards.

Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

Revenues by segment

As of July 1, 2007, we revised the structure of our internal operating segments and changed the nature of the financial information that is provided to and used by our chief operating decision makers. We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The change in segment structure as of July 1, 2007 resulted in our accounts payable automation product offerings being included as a component of our segment rather than our Payment and Transactional Documents segment. The change in segment composition is reflected for all financial periods presented. The following table represents our revenues by segment:

	Six Months Ended December 31,						Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$41,220	65.2	$34,761	63.4	$6,459	18.6
Banking Solutions	10,408	16.5	8,452	15.4	1,956	23.1
Outsourced Solutions	11,566	18.3	11,659	21.2	(93)	(0.8)
	$63,194	100.0	$54,872	100.0	$8,322	15.2

Payments and Transactional Documents. The revenue increase for the six months ended December 31, 2007 was primarily attributable to a full six months revenue contribution from Formscape, which we acquired in October 2006, and an increase in foreign currency exchange rates.

Banking Solutions. The revenue increase for the six months ended December 31, 2007 was attributable to an increase in the revenue contribution from several large, ongoing, banking projects.

Outsourced Solutions. The revenue decrease for the six months ended December 31, 2007 was primarily the result of a decrease in revenues from certain of our legacy accounts payable automation products in Europe, offset in part by increases in revenues from our Legal eXchange offering as a result of new customers and an increase in foreign currency exchange rates.

Revenues by category
	Six Months Ended December 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$6,758	10.7	$5,933	10.8	$825	13.9
Subscriptions and transactions	14,184	22.4	13,227	24.1	957	7.2
Service and maintenance	35,768	56.6	28,998	52.9	6,770	23.3
Equipment and supplies	6,484	10.3	6,714	12.2	(230)	(3.4)
Total revenues	63,194	100.0	54,872	100.0	8,322	15.1

Software Licenses. The increase in software license revenues was principally due to an increase in license revenue in our Banking Solutions segment, a full six months of revenue contribution from Formscape, which we acquired in October 2006, and an increase in foreign currency exchange rates.

Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from new Legal eXchange customers, an increase in foreign currency exchange rates, and general growth in our subscription and transactional based revenue. We expect subscription and transaction revenues to increase during the remainder of the fiscal year as a result of orders for our newer subscription and transaction based product offerings and as a result of the revenue contribution from new Legal eXchange customers.

Service and Maintenance. The increase in service and maintenance revenues occurred primarily as a result of a full six months of revenue contribution from Formscape, which we acquired in October 2006, an increase in revenues associated with our Banking Solutions products as a result of several large, ongoing banking projects and an increase in foreign currency exchange rates.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to our continued de-emphasis of lower margin transactions within this aspect of our business.

Cost of revenues by category
	Six Months Ended December 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$425	0.7	$383	0.7	$42	11.0
Subscriptions and transactions	7,884	12.5	5,393	9.8	2,491	46.2
Service and maintenance	14,920	23.6	13,474	24.6	1,446	10.7
Stock compensation expense	468	0.7	289	0.5	179	61.9
Equipment and supplies	4,614	7.3	4,996	9.1	(382)	(7.6)
Total cost of revenues	$28,311	44.8	$24,535	44.7	$3,776	15.4
Gross profit	$34,883	55.2	$30,337	55.3	$4,546	15.0

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained relatively consistent at 6% of software license revenues in the six months ended December 31, 2007 and 2006.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transaction costs represented 56% of subscriptions and transaction revenues in the six months ended December 31, 2007 as compared to 41% in the six months ended December 31, 2006.  The increase in subscriptions and transaction costs was due to our continued investment in our hosted and accounts payable automation solutions, particularly our hosted infrastructure and our customer delivery capabilities.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 42% as a percentage of service and maintenance revenues during the six months ended December 31, 2007 as compared to 46% in the six months ended December 31, 2006.  The decrease in service and maintenance cost of revenue as a percentage of service and maintenance revenue was due to an increase in the contribution of software maintenance revenues from Formscape, which we acquired in October 2006, and an increase in professional services gross margins in our Banking Solutions segment.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 71% of equipment and supplies revenues in the six months ended December 31, 2007 compared to 74% of equipment and supplies revenues in the six months ended December 31, 2006. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to our continued de-emphasis of lower margin equipments and supplies transactions.

Operating Expenses
	Six Months Ended December 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2007		2006
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$14,069	22.3	$13,360	24.3	$709	5.3
Stock compensation expense	1,297	2.0	1,457	2.7	(160)	(11.0)
Product development and engineering	8,069	12.8	7,461	13.6	608	8.1
Stock compensation expense	383	0.6	392	0.7	(9)	(2.3)
General and administrative	7,305	11.6	7,644	13.9	(339)	(4.4)
Stock compensation expense	1,880	3.0	1,802	3.3	78	4.3
Amortization of intangible assets	5,330	8.4	3,873	7.1	1,457	37.6
Total operating expenses	$38,333	60.7	$35,989	65.6	$2,344	6.5

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation.  The increase in sales and marketing expenses was primarily attributable to a full six months of headcount related costs associated with the Formscape acquisition and an increase in foreign currency exchange rates.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses was primarily attributable to a full six months of costs associated with the Formscape acquisition, increased development costs related to our Legal eXchange product and an increase in foreign currency exchange rates.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The decrease in general and administrative expenses was primarily attributable to cost reductions in our U.K. operations as a result of facility consolidations, a decrease in staff recruiting and relocation fees and a decrease in third party professional services fees, offset in part by a full six months of costs associated with the Formscape acquisition and an increase in foreign currency exchange rates.

Stock Compensation Expense. Stock compensation expense remained relatively consistent during the six months ended December 31, 2007 as compared to the six months ended December 31, 2006.  The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the six months ended December 31, 2007 and 2006, stock compensation expense was allocated as follows:

	Six Months Ended December 31,
	2007	2006
	(in thousands)
Cost of revenues, service and maintenance	$468	$289
Sales and marketing	1,297	1,457
Product development and engineering	383	392
General and administrative	1,880	1,802
	$4,028	$3,940

Amortization of Intangible Assets. Amortization expense increased as a result of the amortization of intangible assets arising from our October 2006 acquisition of Formscape.

Provision for Income Taxes. We recorded a net tax benefit of $182,000 and $317,000 during the six months ended December 31, 2007 and 2006, respectively.  In the six months ended December 31, 2007, the net benefit position was due to an income tax benefit associated with our European operations, offset in part by income tax expense in the U.S. and Australia.  Further, this net benefit position included the one-time impact of a tax benefit arising from the enactment of legislation that decreased our tax rate in the U.K. and Germany.  In the six months ended December 31, 2006, the net benefit position was due to an income tax benefit associated with our U.K. operations, partially offset by tax expense in the U.S. and Australia.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:
	Six Months Ended December 31,
	2007	2006
	(in thousands)
Cash provided by operating activities	$8,461	$4,355

	December 31,	June 30,
	2007
	(in thousands)
Cash, cash equivalents and marketable securities	$71,212	$65,873
Working capital	60,985	55,321

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We generated positive operating cash flows in the six months ended December 31, 2007 and in each of our last six completed fiscal years. We believe that the cash generated from our operations and the cash, cash equivalents and marketable securities on hand will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would require the approval of our board of directors, and in some cases, stockholder and potentially bank or regulatory approval. We also may undertake additional business or asset acquisitions or divestitures.

Operating Activities
	Six Months Ended December 31,
	2007	2006
	(in thousands)
Net loss	$(1,475)	$(3,596)
Non-cash adjustments	10,350	8,617
Changes in working capital	(414)	(666)
Net cash provided by operating activities	8,461	4,355

The increase in net cash provided by operating activities for the six months ended December 31, 2007 was due to a decrease in our net loss, affected by favorable non-cash adjustments, offset in part by decreases in accounts payable, accrued expenses and deferred revenue and an increase in accounts receivable. Net cash provided by operating activities for the six months ended December 31, 2006 was due to our net loss, affected by favorable non-cash adjustments and collections on accounts receivable, offset in part by decreases in accrued expenses and deferred revenue. Non-cash adjustments are transactions that result in the recognition of financial statement expense but not a corresponding cash receipt or disbursement, such as stock compensation expense, amortization of intangible assets, depreciation and amortization of property and equipment and provision for allowances of accounts receivable.

Investing Activities
	Six Months Ended December 31,
	2007	2006
	(in thousands)
Acquisition of business and assets, net of cash acquired	$—	$(16,970)
Purchases of available-for-sale securities	(225)	(10,350)
Proceeds from sale of available-for-sale securities	26,050	20,450
Purchases of held-to-maturity securities	(51)	—
Proceeds from sales of held-to-maturity securities	51	—
Purchases of property and equipment	(1,270)	(1,209)
Net cash provided by (used in) investing activities	24,555	(8,079)

In the six months ended December 31, 2007, cash was primarily provided through the sale of marketable securities and, to a lesser extent, was used to acquire property and equipment. For the six months ended December 31, 2006, cash was primarily provided through the sale of marketable securities and was used to fund the acquisition of Formscape, purchase marketable securities and, to a lesser extent, to acquire property and equipment. We currently expect to incur quarterly capital expenditures during the remainder of fiscal 2008 that will be above the level of capital expenditures incurred during the first six months of the fiscal year as we continue to enhance our IT and hosted infrastructure.

Financing Activities
	Six Months Ended December 31,
	2007	2006
	(in thousands)
Repurchase of common stock	$(6,708)	$(4,003)
Proceeds from employee stock purchase plan and exercise of stock options proceeds	4,988	1,279
Excess tax benefits associated with stock compensation	108	29
Payment of bank financing fees	(20)	(20)
Capital lease payments	(15)	(29)
Net cash used in financing activities	(1,647)	(2,744)

Net cash used in financing activities for the six months ended December 31, 2007 and December 31, 2006 was primarily the result of the repurchase of our common stock, offset by proceeds received from the exercise of employee stock options and from the purchase of our stock by participants in our employee stock purchase plan.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2007, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of December 31, 2007:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$10,833	$1,383	$6,787	$1,686	$977
Capital lease obligations	58	18	40	--	--
Other contractual obligations	179	--	179	--	--
Total	$11,070	$1,401	$7,006	$1,686	$977

* Payment due dates are calculated from our most recent fiscal year end of June 30, 2007

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits as of December 31, 2007 in the amount of $314,000. These amounts have been excluded because, as of December 31, 2007, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities primarily due to changes in the interest rates. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the SEC on September 12, 2007.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors do not reflect any material changes from those included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the SEC on September 12, 2007.

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

We make significant investments in existing products and new product offerings that can adversely affect our operating results and may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance existing product offerings and develop new product offerings to meet strategic opportunities as they evolve. Investments in existing product enhancements and new product offerings can have a negative impact on our operating results, and any existing product enhancements or new product offerings may not be accepted in the marketplace or generate material revenues. For example, our operating results have recently been affected by a significant increase in product development expenses as we continue to make investments in our hosted, banking and accounts payable automation products.

Integration of acquisitions could interrupt our business and our financial condition could be harmed

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality.  We may in the future continue to acquire, or make investments in, other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At December 31, 2007, the carrying value of our goodwill and our other intangible assets was approximately $53 million and $25 million, respectively. While we reviewed our goodwill and intangible assets during the fourth quarter of fiscal year 2007 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of acquisitions in future periods. Such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

A growing number of our customer arrangements involve selling our products and services on a hosted basis, which may have the effect of delaying revenue recognition and increasing development or start-up expenses

An increasing number of our customer arrangements involve offering certain of our products and services on a hosted basis. These arrangements typically include a contractually defined service period as well as performance criteria that our products or services are required to meet over the duration of the service period. Arrangements entered into on a hosted basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. We are continuing to make significant investments in certain of our hosted offerings, such as our accounts payable automation products, and there can be no assurance that these products will ultimately gain broad market acceptance. Additionally, there is a risk that we might be unable to consistently maintain the performance requirements, or service levels, called for under any such hosted arrangements. Such events, to the extent occurring, could have a material and adverse effect on our operating results.

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

An increasing number of large and more complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, generally delay the timing of our revenue recognition and in the short-term may adversely affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts, particularly in our Banking Solutions segment, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These large and complex customer contracts generally require significant implementation work, product customization and modification, resulting in the recognition of revenue over the period of project completion, which normally spans several quarters. Delays in revenue recognition on these contracts, including delays that result from customer decisions to halt or otherwise slow down a long-term project due to their own staffing challenges, could affect our operating results, financial condition and the market price of our common stock. Similarly, if we are unable to continue to generate new large orders on a regular basis, our business operating results and financial condition could be adversely affected.

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

We must attract and retain highly skilled personnel with knowledge in e-commerce, payment, cash and document management and invoice presentment methodology and Internet and other technologies

We believe that our success is in part dependent upon our ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in e-commerce, payment, cash management and invoice methodology and Internet and other technologies. Competition for qualified personnel is intense. As a result, we may experience increased compensation costs that may not be offset through either improved productivity or higher sales prices. There can be no assurance that we will be successful in attracting, recruiting or retaining existing personnel. Based on our experience, it takes an average of nine months for a new salesperson to become fully productive. We cannot assure you that we will be successful in increasing the productivity of our sales personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
October 1, 2007—October 31, 2007	29,900	$14.09	29,900	$4,757,000
November 1, 2007—November 30, 2007	135,000	13.65	135,000	2,914,000
December 1, 2007—December 31, 2007	55,000	13.72	55,000	2,159,000
Total	219,900	$13.73	219,900	$2,159,000

(1)	In May 2007, our board of directors announced that it had authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on November 15, 2007.  The following matters were voted upon at the Annual Meeting.

1.
Election of Directors. Holders of 21,135,403 shares of our common stock voted to elect Daniel M. McGurl to serve for a term of three years as a Class III Director.  Holders of 835,719 shares of our common stock withheld votes from such director.  Holders of 20,794,796 shares of our common stock voted to elect James L. Loomis to serve for a term of three years as a Class III Director.  Holders of 1,176,326 shares of our common stock withheld votes from such director.  Holders of 21,184,186 shares of our common stock voted to elect Garen K. Staglin to serve for a term of three years as a Class III Director.  Holders of 786,936 shares of our common stock withheld votes from such director.

2.
Ratification of Independent Registered Public Accounting Firm. Holders of 21,838,170 shares of our common stock voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year.  Holders of 130,543 shares of our common stock voted against ratifying such appointment, holders of 2,409 shares abstained from voting and no shares were broker non-votes.

Item 6.                       Exhibits

See the Exhibit Index on page 32 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 8, 2008	By:	/S/ KEVIN M. DONOVAN
Kevin M. Donovan Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended Executive Officer Bonus Plan for 2008 for Robert A. Eberle

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer