Form 10-Q
period 2008-05-09
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2008-05-09
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2008 was 25,001,688.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$76,877	$38,997
Marketable securities	55	26,876
Accounts receivable, net of allowance for doubtful accounts and returns of $1,276 at March 31, 2008 and $1,590 at June 30, 2007	19,890	24,169
Other current assets	4,540	5,402
Total current assets	101,362	95,444
Property and equipment, net	8,846	8,270
Intangible assets, net	75,322	84,296
Other assets	2,612	1,784
Total assets	$188,142	$189,794

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,495	$6,650
Accrued expenses	7,098	8,475
Deferred revenue	25,028	24,998
Total current liabilities	38,621	40,123
Deferred revenue, non-current	2,208	2,498
Deferred income taxes	4,876	6,258
Other liabilities	1,029	479
Total liabilities	46,734	49,358

Stockholders’ equity:
Common stock	26	25
Additional paid-in capital	275,247	263,229
Accumulated other comprehensive income	7,534	8,292
Treasury stock	(19,846)	(11,285)
Accumulated deficit	(121,553)	(119,825)
Total stockholders’ equity	141,408	140,436
Total liabilities and stockholders’ equity	$188,142	$189,794

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Software licenses	$3,149	$4,071
Subscriptions and transactions	7,223	6,750
Service and maintenance	18,359	16,856
Equipment and supplies	3,301	3,438
Total revenues	32,032	31,115
Cost of revenues:
Software licenses	173	177
Subscriptions and transactions	3,839	3,064
Service and maintenance (1)	8,117	7,864
Equipment and supplies	2,409	2,532
Total cost of revenues	14,538	13,637
Gross profit	17,494	17,478
Operating expenses:
Sales and marketing (1)	7,411	8,073
Product development and engineering (1)	4,016	4,248
General and administrative (1)	4,516	5,110
Amortization of intangible assets	2,629	2,701
Total operating expenses	18,572	20,132
Loss from operations	(1,078)	(2,654)
Other income, net	998	682
Loss before provision for income taxes	(80)	(1,972)
Provision (benefit) for income taxes	267	(98)
Net loss	$(347)	$(1,874)
Basic and diluted net loss per share:	$(0.01)	$(0.08)
Shares used in computing net loss per basic and diluted share:	23,927	23,529

(1)	Stock based compensation is allocated as follows:

	Three Months Ended March 31,
	2008	2007
Cost of revenues: service and maintenance	$271	$231
Sales and marketing	800	663
Product development and engineering	209	186
General and administrative	1,095	871
	$2,375	$1,951

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Nine Months Ended March 31,
	2008	2007
Revenues:
Software licenses	$9,906	$10,005
Subscriptions and transactions	21,407	19,976
Service and maintenance	54,127	45,854
Equipment and supplies	9,786	10,152
Total revenues	95,226	85,987
Cost of revenues:
Software licenses	598	560
Subscriptions and transactions	11,723	8,457
Service and maintenance (1)	23,504	21,626
Equipment and supplies	7,024	7,529
Total cost of revenues	42,849	38,172
Gross profit	52,377	47,815
Operating expenses:
Sales and marketing (1)	22,777	22,887
Product development and engineering (1)	12,468	12,100
General and administrative (1)	13,702	14,558
Amortization of intangible assets	7,958	6,575
Total operating expenses	56,905	56,120
Loss from operations	(4,528)	(8,305)
Other income, net	2,790	2,421
Loss before provision for income taxes	(1,738)	(5,884)
Provision (benefit) for income taxes	84	(414)
Net loss	$(1,822)	$(5,470)
Basic and diluted net loss per share	$(0.08)	$(0.23)
Shares used in computing net loss per basic and diluted share:	23,806	23,527

(1)	Stock based compensation is allocated as follows:

	Nine Months Ended March 31,
	2008	2007
Cost of revenues: service and maintenance	$740	$520
Sales and marketing	2,097	2,120
Product development and engineering	592	578
General and administrative	2,975	2,673
	$6,404	$5,891

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(1,822)	$(5,470)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	6,404	5,891
Amortization of intangible assets	7,958	6,575
Depreciation and amortization of property and equipment	2,525	2,265
Loss on disposal of property and equipment	51	—
Deferred income tax benefit	(561)	(585)
Excess tax benefits associated with stock compensation	(118)	(30)
Provision for allowances on accounts receivable	(125)	(120)
Provision for obsolete inventory	15	(39)
Gain on foreign exchange	(309)	(69)
Changes in operating assets and liabilities:
Accounts receivable	4,498	1,703
Inventory, prepaid expenses and other assets	921	275
Accounts payable, accrued expenses and deferred revenue	(2,322)	(1,329)
Net cash provided by operating activities	17,115	9,067
Investing activities:
Acquisition of business and assets, net of cash acquired	—	(16,975)
Purchases of available-for-sale securities	(225)	(11,900)
Purchases of held-to-maturity securities	(51)	—
Proceeds from sales of available-for-sale securities	27,050	25,350
Proceeds from sales of held-to-maturity securities	51	—
Purchases of property, plant and equipment, net	(3,159)	(2,380)
Net cash provided by (used in) investing activities	23,666	(5,905)
Financing activities:
Repurchase of common stock	(8,611)	(8,736)
Proceeds from employee stock purchase plan and exercise of stock options	5,674	2,864
Excess tax benefits associated with stock compensation	118	30
Payment of bank financing fees	(20)	(25)
Capital lease payments	(22)	(43)
Net cash used in financing activities	(2,861)	(5,910)
Effect of exchange rate changes on cash and cash equivalents	(40)	616
Increase (decrease) in cash and cash equivalents	37,880	(2,132)
Cash and cash equivalents at beginning of period	38,997	38,752
Cash and cash equivalents at end of period	$76,877	$36,620

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Issuance of common stock in connection with acquisitions	—	$5,206

See accompanying notes.

Bottomline Technologies (de), Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2008

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2008. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 12, 2007.

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

In connection with the acquisition, the Company accrued costs associated with Formscape facility exit activities, which were finalized during the quarter ended September 30, 2007. A summary of the exit accrual activity from the acquisition date through March 31, 2008 is presented below.

Exit Accrual
Initial estimate, included in preliminary purchase price allocation for Formscape	$913
Adjustments to original estimate, recorded through goodwill	(130)
Payments charged against the accrual	(825)
Impact of changes in foreign currency exchange rates	42
Remaining accrual at March 31, 2008	$—

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

Unaudited, Pro Forma Nine Months Ended March 31, 2007

Revenues	$91,529
Net loss	(7,719)
Net loss per basic and diluted share	(0.33)

Note 3—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Numerator:
Net loss	$(347)	$(1,874)	$(1,822)	$(5,470)

Denominator:
Weighted average shares outstanding used in computing basic and diluted loss per share	23,927	23,529	23,806	23,527
Basic and diluted net loss per share	$(0.01)	$(0.08)	$(0.08)	$(0.23)

Note 4—Comprehensive Income or Loss

Comprehensive income or loss represents net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(347)	$(1,874)	$(1,822)	$(5,470)
Other comprehensive income (loss):
Foreign currency translation adjustments	(15)	390	(758)	3,694
Comprehensive loss	$(362)	$(1,484)	$(2,580)	$(1,776)

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

Banking Solutions. The Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. These solutions typically involve longer implementation periods and a significant level of professional resources. Due to the tailored nature of these products, revenue is generally recognized over the period of project performance, on a percentage of completion basis.

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. The Company’s Legal eXchange solution, which provides customers the opportunity to create more efficient processes for managing invoices generated by outside law firms, while offering access to important legal spend factors such as budgeting, expense monitoring and outside counsel performance, is also included within this segment. This segment also incorporates the Company’s accounts payable automation solutions. Revenue within this segment is generally recognized on a subscription or transaction basis or proportionately over the estimated life of the customer relationship.

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

The Company’s chief operating decision makers assess segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis, and excludes stock compensation expense and acquisition-related expenses including amortization of intangible assets and charges related to acquired in-process research and development. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to the Company’s operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Payments and Transactional Documents	$19,670	$19,634	$60,890	$54,395
Banking Solutions	6,331	5,557	16,739	14,009
Outsourced Solutions	6,031	5,924	17,597	17,583
Total revenues	32,032	31,115	95,226	85,987

Segment measure of profit
Payments and Transactional Documents	3,274	3,181	11,488	8,249
Banking Solutions	1,026	685	1,531	(376)
Outsourced Solutions	(280)	(1,868)	(3,091)	(3,712)
Total measure of segment profit	$4,020	$1,998	$9,928	$4,161

A reconciliation of the measure of segment profit to GAAP operating income before provision for income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Segment measure of profit	$4,020	$1,998	$9,928	$4,161
Less:
Amortization of intangible assets	(2,629)	(2,701)	(7,958)	(6,575)
Stock compensation expense	(2,375)	(1,951)	(6,404)	(5,891)
Acquisition-related expenses	(94)	—	(94)	—
Other income, net	$998	$682	$2,790	$2,421
Loss before provision for income taxes	$(80)	$(1,972)	$(1,738)	$(5,884)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$358	$445	$1,063	$1,222
Banking Solutions	132	125	377	349
Outsourced Solutions	425	248	1,085	694
Total depreciation expense	$915	$818	$2,525	$2,265

Geographic Information

Revenues, based on the point of sales, not the location of the customer, by geographic area were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Revenues from unaffiliated customers:
United States	$18,523	$17,304	$53,686	$47,146
Europe	13,094	13,338	40,341	37,584
Australia	415	473	1,199	1,257
Total revenues from unaffiliated customers	$32,032	$31,115	$95,226	$85,987

Long-lived assets, which are based on geographical designation, were as follows:

	March 31,	June 30,
	2008	2007
	(in thousands)
Long-lived assets:
United States	$6,563	$4,664
Europe	4,731	5,195
Australia	164	195
Total long-lived assets	$11,458	$10,054

Note 6—Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on July 1, 2007. In accordance with the transition provisions of FIN 48, the cumulative effect of applying the pronouncement was reported as an adjustment to the July 1, 2007 balance of accumulated deficit. As a result of the adoption of FIN 48, the Company recorded a decrease to its tax reserves and its accumulated deficit in the amount of $0.1 million during the first quarter of fiscal year 2008.

Upon adoption of FIN 48 the Company had approximately $0.3 million of unrecognized tax benefits, of which an insignificant amount represented accrued interest, all of which would affect the Company’s effective tax rate if recognized. The Company has classified the entire portion of its unrecognized tax benefits as non-current liabilities, as it does not anticipate settling any of these tax positions with a cash payment within the next twelve months. The amount of unrecognized tax benefits increased by approximately $0.2 million to a total of $0.5 million during the nine months ended March 31, 2008, primarily as a result of intercompany transactions subject to tax in multiple jurisdictions, all of which would affect the Company’s effective tax rate if recognized. The Company currently anticipates that its unrecognized tax benefits will decrease within the next twelve months by approximately $0.2 million, as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, but to date has not recorded any amounts related to potential penalties. To the extent that the accrued interest does not ultimately become payable, the amounts accrued will be derecognized and reflected as an income tax benefit in the period that such a determination is made. As of July 1, 2007 and March 31, 2008, the Company’s accrued interest related to uncertain tax positions was not material.

The Company files U.S. federal income tax returns and returns in various state, local and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2001. Currently, the Company is under examination in one state jurisdiction for the tax years 2002 through 2004. The Company believes that the ultimate resolution of these open years will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

For the three months ended March 31, 2008, the Company recorded net tax expense of $0.3 million.  This expense was largely due to tax expense in the U.S. and Australia, partially offset by an income tax benefit associated with the Company’s U.K. operations.  In the three months ended March 31, 2007, the Company recorded a net tax benefit of $0.1 million.  The net benefit position was due to an income tax benefit associated with the Company’s European operations, partially offset by income tax expense associated with the Company’s U.S. and Australian operations. In each of the quarters ended March 31, 2008 and 2007, the income tax expense recorded in the U.S. was primarily attributable to two factors: an increase in deferred tax liabilities associated with goodwill that is deductible for U.S. tax purposes but not amortized for financial reporting purposes, and the use of deferred tax assets arising through prior business acquisitions.  With respect to the utilization of acquired deferred tax assets, the corresponding decrease to the valuation allowance was recorded as a reduction to goodwill.  The U.S. tax expense also consisted of a small amount of state income tax expense which will be incurred irrespective of the Company’s net operating loss carryforwards.

For the nine months ended March 31, 2008, the Company recorded net tax expense of $0.1 million.  This expense was largely due to tax expense in the U.S. and Australia, partially offset by an income tax benefit associated with the Company’s U.K. operations.  Further, the net tax expense includes the impact of a one-time tax benefit arising from the enactment of legislation that decreased the Company’s tax rates in the U.K. and Germany (this legislation was enacted during the quarter ended September 30, 2007, and the benefit from this tax rate change will not re-occur in subsequent quarters). For the nine months ended March 31, 2007, the Company recorded a net tax benefit of $0.4 million.  The net benefit position was due to an income tax benefit associated with the Company’s European operations, offset in part by income tax expense in the U.S. and Australia.  In each of the nine months ended March 31, 2008 and 2007, the income tax expense recorded in the U.S. was primarily attributable to two factors: an increase in deferred tax liabilities associated with goodwill that is deductible for U.S. tax purposes but not amortized for financial reporting purposes, and the use of deferred tax assets arising through prior business acquisitions. With respect to the utilization of acquired deferred tax assets, the corresponding decrease to the valuation allowance was recorded as a reduction to goodwill.  The U.S. tax expense also consisted of a small amount of state income tax expense which will be incurred irrespective of the Company’s net operating loss carryforwards.

Note 7—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$24,842	$(21,169)	$3,673
Customer related	36,814	(18,428)	18,386
Patent	953	(154)	799
Total	62,609	(39,751)	22,858
Unamortized intangible assets:
Goodwill			52,464
Total intangible assets, net			$75,322

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$24,982	$(18,572)	$6,410
Customer related	36,851	(13,330)	23,521
Patent	953	(100)	853
Below market lease	94	(67)	27
Total	$62,880	$(32,069)	$30,811
Unamortized intangible assets:
Goodwill			53,485
Total intangible assets, net			$84,296

Estimated amortization expense for fiscal year 2008 and subsequent fiscal years is as follows:

In thousands
2008	$10,597
2009	8,783
2010	6,185
2011	3,782
2012	895
2013 and thereafter	574

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

•
Acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date. The prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted.

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

Note 9—Subsequent Events

On April 21, 2008, the Company acquired Optio Software, Inc. (“Optio”). Optio is a US based company with operations in the United States, the United Kingdom, Germany and France, that provides software solutions dedicated to automating, managing and controlling the entire lifecycle of document intensive processes, while extending the value of its customers’ enterprise resource planning and hospital information systems.  Optio operating results will be included in the Company’s operating results from the date of acquisition forward, as a component of the Payments and Transactional Documents operating segment.

The purchase consideration for Optio was approximately $44.9 million in cash.  The Company is still in the process of preparing a preliminary allocation of the purchase price with respect to assets acquired and liabilities assumed, but currently expects that a substantial portion of the Optio purchase price will ultimately be allocated to intangible assets, and that such assets are likely to include acquired core technology, customer related assets and goodwill.  The Company is also still in the process of determining whether it acquired any in-process research and development projects, and expects to complete this assessment prior to June 30, 2008.  To the extent that any portion of the purchase consideration is allocated to acquired in-process research and development costs, such amounts will be expensed immediately, not capitalized as part of the purchase price.  Such an expense, to the extent occurring, would likely be material.

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

For the first nine months of fiscal year 2008, our revenues increased to $95.2 million from $86.0 million in the same period of last fiscal year. This revenue increase was primarily attributable to the revenue contribution from Formscape, which we acquired in October 2006, increased revenues within our banking solutions segment as a result of increased demand for those products and an increase of approximately $1.9 million as a result of an increase in foreign currency exchange rates associated with the British Pound Sterling which has appreciated against the U.S. Dollar over the past year. In the first nine months of fiscal 2008, we derived approximately 44% of our revenue through our international operations, the majority of which was attributable to our operations in the U.K. We expect future revenue growth to be driven by the continued market adoption of our Legal eXchange product in the U.S., increased sales of our payments and transactional documents products, increased purchases of our products by new and existing bank and financial institution customers in both North America and international markets and the continued contribution of revenue from our newer subscription and transaction based products.  As the demand for our banking products grows, we are developing opportunities to structure our software license terms for certain of these products in the form of annual subscription based pricing and/or revenue share and transaction-based pricing. To the extent that these revenue models become more prevalent, we would likely experience faster revenue growth in our subscription and transaction based revenue streams with some corresponding decrease in our software license and maintenance revenue streams.

We had a net loss of $1.8 million in the nine months ended March 31, 2008 compared to net loss of $5.5 million in the nine months ended March 31, 2007. The decrease in our net loss was due to the revenue increases outlined above, offset in part by increases in our cost of revenues and operating expense categories as our business has continued to grow. Our cost of revenues and operating expenses for the nine months ended March 31, 2008 reflect an increase of approximately $1.8 million from the same period of the prior year due to an increase in foreign currency exchange rates associated with the British Pound Sterling.  Increases in subscription and transactions and service and maintenance cost of revenues reflect our continued investment in our hosted, banking and accounts payable automation products, including our ongoing investments in our hosted infrastructure and customer delivery capabilities for these products. The decrease in general and administrative expenses relates primarily to decreased professional services and personnel related costs.  The increase in intangible asset amortization reflects the expense impact of our October 2006 Formscape acquisition.

On April 21, 2008, we completed our acquisition of Optio Software, Inc. (“Optio”) for a purchase price of approximately $44.9 million in cash. Optio is a provider of technology solutions that improve the efficiency of document intensive processes, has operations in the US and Europe, and will become a component of our payments and transactional documents operating segment. We expect that Optio will ultimately contribute significant recurring revenue and profit to our operating results, but for approximately one year following the acquisition we anticipate that the recurring revenue contribution from Optio will be reduced as a result of the accounting treatment applied to acquired software maintenance contracts. Acquired software maintenance revenues will be recorded by us at their estimated cost of fulfillment, plus a reasonable profit margin. As a result, we initially expect that the revenue recorded from these acquired contracts will be substantially below their stated values. Typically these maintenance agreements renew annually, and we expect to record the full revenue amounts as the contracts renew in subsequent periods and are no longer considered acquired contracts for purposes of this accounting treatment.  While ultimately the decision with respect to contract renewal is controlled by each underlying customer, our experience with similar contracts has been that the substantial majority are renewed each year.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2007 related to stock-based compensation, revenue recognition, goodwill and intangible assets and the valuation of acquired intangible assets. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 12, 2007. There have been no changes to our critical accounting policies during the three or nine months ended March 31, 2008.

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

•
acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date. The prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted.

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

FIN 48

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No.48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, an interpretation of FASB Statement No. 109, on July 1, 2007.  As a result of our adoption of FIN 48, we recorded a decrease to our tax reserves and our accumulated deficit in the amount of $0.1 million during the quarter ended September 30, 2007.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

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

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$19,670	61.4	$19,634	63.1	$36	0.2
Banking Solutions	6,331	19.8	5,557	17.9	774	13.9
Outsourced Solutions	6,031	18.8	5,924	19.0	107	1.8
	$32,032	100.0	$31,115	100.0	$917	2.9

Payments and Transactional Documents. The increase in revenue for the three months ended March 31, 2008 was primarily attributable to an increase in foreign currency exchange rates and an increase in maintenance revenues from our Formscape products, offset by lower software revenues. We expect revenue for the Payments and Transactional Documents segment to increase during the remainder of the fiscal year as a result of our acquisition of Optio and as a result of increased purchases of our licensed products by both new and existing customers.

Banking Solutions. The increase in revenue for the three months ended March 31, 2008 was a result of the revenue from the continuation of several large banking projects. We expect revenues for the Banking Solutions segment to remain relatively constant during the remainder of the fiscal year, with the majority of revenue generated from ongoing projects.

Outsourced Solutions. The revenue increase for the three months ended March 31, 2008 was primarily a result of an increase in new customers for our Legal eXchange offering, offset in part by a decrease in revenue from certain of our legacy accounts payable automation products in Europe.  We expect revenue for the Outsourced Solutions segment to increase during the remainder of the fiscal year.

Revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$3,149	9.8	$4,071	13.1	$(922)	(22.6)
Subscriptions and transactions	7,223	22.6	6,750	21.7	473	7.0
Service and maintenance	18,359	57.3	16,856	54.2	1,503	8.9
Equipment and supplies	3,301	10.3	3,438	11.0	(137)	(4.0)
Total revenues	$32,032	100.0	$31,115	100.0	$917	2.9

Software Licenses. The decrease in software license revenues was due principally to a decrease in perpetual license revenues from certain of our European software products and a decrease in software revenue within our Banking Solutions segment. We expect software license revenues to increase during the remainder of the fiscal year, largely as a result of our acquisition of Optio.

Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to an increase in the revenue contribution from our Legal eXchange offering as a result of new customers and an increase in foreign currency exchange rates. We expect subscription and transaction revenues to continue to increase during the remainder of the fiscal year as a result of the revenue contribution from new Legal eXchange customers.

Service and Maintenance. The increase in service and maintenance revenues occurred as a result of increases in the software maintenance revenue contribution from Formscape, an increase in professional services revenues associated with ongoing large banking projects and an increase in foreign currency exchange rates. We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of the revenue contribution from Optio and from the ongoing projects in our Banking Solutions segment.

Equipment and Supplies. Equipment and supplies revenue decreased in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due primarily to a decrease in orders as we continued to de-emphasize the lower margin transactions within this aspect of our business. We expect that equipment and supplies revenues will remain relatively constant during the remainder of the fiscal year, but expect that this revenue stream will continue to decrease as a percentage of our total revenues.

Cost of revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$173	0.5	$177	0.6	$(4)	(2.3)
Subscriptions and transactions	3,839	12.0	3,064	9.8	775	25.3
Service and maintenance	7,846	24.5	7,633	24.5	213	2.8
Stock compensation expense	271	0.9	231	0.8	40	17.3
Equipment and supplies	2,409	7.5	2,532	8.1	(123)	(4.9)
Total cost of revenues	$14,538	45.4	$13,637	43.8	$901	6.6
Gross profit	$17,494	54.6	$17,478	56.2	$16	0.1

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased to 6% of software license revenues in the three months ended March 31, 2008 from 4% in the three months ended March, 31, 2007. The increase in software license costs as a percentage of software license revenues was primarily due to a decrease in license revenues of non-royalty bearing products.  We expect that software license costs will remain relatively constant, as a percentage of software license revenues, during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs increased to 53% of subscription and transaction revenues in the three months ended March 31, 2008 from 45% in the three months ended March 31, 2007. The increase in subscription and transaction costs was due principally to our continued investment in our accounts payable automation solutions, particularly our hosted infrastructure and our customer delivery capabilities. We expect that subscription and transactions costs will remain relatively constant in dollar terms but will decrease as a percentage of subscription and transaction revenue as this revenue stream continues to increase over the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased as a percentage of service and maintenance revenues to 43% in the three months ended March 31, 2008 as compared to 45% in the three months ended March 31, 2007. The decrease in service and maintenance costs as a percentage of service and maintenance revenues was due primarily to the increase in software maintenance revenue from Formscape, which did not result in a corresponding increase in costs, and an improvement in professional services gross margins in our Banking Solutions segment, offset in part by an increase in banking customer support costs.  During the remainder of the fiscal year, we expect that service and maintenance costs will increase slightly as a percentage of service and maintenance revenues, as the contribution of maintenance revenue from Optio will initially reflect the impact of purchase accounting fair value adjustments, which will have the effect of reducing the revenue contribution from the acquired maintenance contracts.  The maintenance contracts will revert to “full-value” upon subsequent customer renewal.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs remained relatively consistent at 73% of equipment and supplies revenues in the three months ended March 31, 2008 compared to 74% of equipment and supplies revenues in the three months ended March 31, 2007. The slight decrease in equipment and supplies costs as a percentage of equipment and supplies revenues was due to our continued de-emphasis of lower margin equipment and supplies transactions. We expect that equipment and supplies costs will remain relatively constant as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2007 Compared to 2006
	2008		2007
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$6,611	20.6	$7,410	23.8	$(799)	(10.8)
Stock compensation expense	800	2.5	663	2.1	137	20.7
Product development and engineering	3,807	11.9	4,062	13.1	(255)	(6.3)
Stock compensation expense	209	0.7	186	0.6	23	12.4
General and administrative	3,421	10.7	4,239	13.6	(818)	(19.3)
Stock compensation expense	1,095	3.4	871	2.8	224	25.7
Amortization of intangible assets	2,629	8.2	2,701	8.7	(72)	(2.7)
Total operating expenses	$18,572	58.0	$20,132	64.7	$(1,560)	(7.7)

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses decreased in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The decrease was primarily attributable to a decrease in personnel related costs, including commissions, in both the U.S. and the U.K., as well as lower trade show related costs.  We expect that sales and marketing expenses will increase over the remainder of the fiscal year as a result of the Optio acquisition, and as we continue to add sales resources and increase our marketing initiatives.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to products based on customer feedback and general marketplace demands. Our product development and engineering expenses decreased in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to an increase in the use of development resources in revenue generating roles during the period, the cost of which is recorded as a cost of revenue, and a decrease in outside contractor costs.  We expect that product development and engineering expenses will increase over the remainder of the fiscal year as a result of the Optio acquisition.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The decrease in general and administrative expenses was primarily attributable to lower personnel related expenses, decreases in third party professional services fees and a decrease in bad debt expense.  We expect that general and administrative expenses will increase over the remainder of the fiscal year as a result of the Optio acquisition.

Stock Compensation Expense.  Stock compensation expense increased during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due largely to an increase in stock-based compensation programs as we have continued to grow.  The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the three months ended March 31, 2008 and 2007, stock compensation expense was allocated as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cost of revenues: service and maintenance	$271	$231
Sales and marketing	800	663
Product development and engineering	209	186
General and administrative	1,095	871
	$2,375	$1,951

We expect to incur slightly higher stock compensation expense in our fourth fiscal quarter, as compared to the expense recorded in our third quarter, as a result of share-based compensation issued in conjunction with the Optio acquisition.

Amortization of Intangible Assets. Amortization expense decreased slightly as a result of the expiration of certain finite lived intangible assets, offset by an increase in foreign currency exchange rates. We expect that amortization expense will increase over the remainder of the fiscal year as a result of the amortization impact of intangible assets arising from the Optio acquisition.

Provision for Income Taxes. During the quarter ended March 31, 2008, we recorded income tax expense of $0.3 million.  This was largely due to income tax expense in the U.S. and Australia, offset in part by an income tax benefit associated with our U.K. operations.  In the quarter ended March 31, 2007, we recorded an income tax benefit of $0.1 million.  This benefit was attributable to our European operations, offset in part by income tax expense in the U.S. and Australia.  In each of the quarters ended March 31, 2008 and 2007, the income tax expense recorded in the U.S. was due primarily to two factors: an increase in deferred tax liabilities associated with goodwill that is deductible for U.S. tax purposes but is not amortized for financial reporting purposes, and the use of pre-acquisition deferred tax assets arising through prior business acquisitions.  With respect to the utilization of acquired deferred tax assets, the corresponding decrease to the valuation allowance was recorded as a reduction to goodwill.  The U.S. tax expense also consisted of a small amount of state income tax expense which we had incurred irrespective of our net operating loss carryforwards.

Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

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

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$60,890	63.9	$54,395	63.3	$6,495	11.9
Banking Solutions	16,739	17.6	14,009	16.3	2,730	19.5
Outsourced Solutions	17,597	18.5	17,583	20.4	14	0.1
	$95,226	100.0	$85,987	100.0	$9,239	10.7

Payments and Transactional Documents. The revenue increase for the nine months ended March 31, 2008 was primarily attributable to a full nine months revenue contribution from Formscape, which we acquired in October 2006, and an increase in foreign currency exchange rates.

Banking Solutions. The revenue increase for the nine months ended March 31, 2008 was attributable to an increase in the revenue contribution from several large, ongoing, banking projects.

Outsourced Solutions. Revenue remained consistent for the nine months ended March 31, 2008 compared to the same period in the prior year.  An increase in the revenues from our Legal eXchange offering as a result of new customers and an increase in foreign currency exchange rates, offset by a decrease in revenues from certain of our legacy accounts payable automation products in Europe, accounted for the slight increase period over period.

Revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$9,906	10.4	$10,005	11.7	$(99)	(1.0)
Subscriptions and transactions	21,407	22.5	19,976	23.2	1,431	7.2
Service and maintenance	54,127	56.8	45,854	53.3	8,273	18.0
Equipment and supplies	9,786	10.3	10,152	11.8	(366)	(3.6)
Total revenues	$95,226	100.0	$85,987	100.0	$9,239	10.7

Software Licenses. The decrease in software license revenues was principally due to a decrease in license revenue in Europe from certain of our legacy product offerings, offset by an increase of software license revenues from our Banking Solutions segment, and an increase in foreign currency exchange rates.

Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from new Legal eXchange customers and an increase in foreign currency exchange rates.

Service and Maintenance. The increase in service and maintenance revenues occurred primarily as a result of a full nine months of revenue contribution from Formscape, which we acquired in October 2006, an increase in revenues associated with our Banking Solutions products as a result of several large, ongoing banking projects and an increase in foreign currency exchange rates.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to our continued de-emphasis of lower margin transactions within this aspect of our business.

Cost of revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$598	0.6	$560	0.7	$38	6.8
Subscriptions and transactions	11,723	12.3	8,457	9.8	3,266	38.6
Service and maintenance	22,764	23.9	21,106	24.5	1,658	7.9
Stock compensation expense	740	0.8	520	0.6	220	42.3
Equipment and supplies	7,024	7.4	7,529	8.8	(505)	(6.7)
Total cost of revenues	$42,849	45.0	$38,172	44.4	$4,677	12.3
Gross profit	$52,377	55.0	$47,815	55.6	$4,562	9.5

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 6% of software license revenues in the nine months ended March 31, 2008 and 2007.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transaction costs represented 55% of subscriptions and transaction revenues in the nine months ended March 31, 2008 as compared to 42% in the nine months ended March 31, 2007.  The increase in subscriptions and transaction costs was due to our continued investment in our hosted and accounts payable automation solutions, particularly our hosted infrastructure and our customer delivery capabilities.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 42% as a percentage of service and maintenance revenues during the nine months ended March 31, 2008 as compared to 46% in the nine months ended March 31, 2007.  The decrease in service and maintenance cost of revenue as a percentage of service and maintenance revenue was due to an increase in the contribution of software maintenance revenues from Formscape, which we acquired in October 2006, and an increase in professional services gross margins in our Banking Solutions segment.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 72% of equipment and supplies revenues in the nine months ended March 31, 2008 compared to 74% of equipment and supplies revenues in the nine months ended March 31, 2007. The decrease in equipment and supplies costs as a percentage of equipment and supplies revenues was attributable to our continued de-emphasis of lower margin equipments and supplies transactions.

Operating Expenses

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$20,680	21.7	$20,767	24.2	$(87)	(0.4)
Stock compensation expense	2,097	2.2	2,120	2.5	(23)	(1.1)
Product development and engineering	11,876	12.5	11,522	13.4	354	3.1
Stock compensation expense	592	0.6	578	0.7	14	2.4
General and administrative	10,727	11.3	11,885	13.8	(1,158)	(9.7)
Stock compensation expense	2,975	3.1	2,673	3.1	302	11.3
Amortization of intangible assets	7,958	8.4	6,575	7.6	1,383	21.0
Total operating expenses	$56,905	59.8	$56,120	65.3	$785	1.4

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation.  The decrease in sales and marketing expenses was primarily attributable to a reduction in personnel related costs, including commissions, and a reduction in advertising and travel costs, offset by a full nine months of headcount related costs associated with the Formscape acquisition and an increase in foreign currency exchange rates.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which continues to be focused on enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses was primarily attributable to a full nine months of costs associated with the Formscape acquisition, increased development costs related to our Legal eXchange product and an increase in foreign currency exchange rates.  These increases were partially offset by an increased use of development resources in revenue generating roles during the period, the cost of which is recorded as a cost of revenue.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The reduction in general and administrative expenses was primarily attributable to a decrease in third party professional services fees and personnel related costs, offset in part by a full nine months of costs associated with the Formscape acquisition and an increase in foreign currency exchange rates.

Stock Compensation Expense. Stock compensation expense increased during the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007, largely due to an increase in stock-based compensation programs as we have continued to grow. The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the nine months ended March 31, 2008 and 2007, stock compensation expense was allocated as follows:

	Nine Months Ended March 31,
	2008	2007
	(in thousands)
Cost of revenues: service and maintenance	$740	$520
Sales and marketing	2,097	2,120
Product development and engineering	592	578
General and administrative	2,975	2,673
	$6,404	$5,891

Amortization of Intangible Assets. Amortization expense increased as a result of the amortization of intangible assets arising from our October 2006 acquisition of Formscape.

Provision for Income Taxes. We recorded net tax expense of $0.1 million during the nine months ended March 31, 2008.  This expense was largely due to income tax expense in the U.S. and Australia, partially offset by an income tax benefit associated with our U.K. operations.  Further, this net tax expense includes the one-time impact of a tax benefit arising from the enactment of legislation, during the quarter ended September 30, 2007, that decreased our tax rates in the U.K. and Germany.  We recorded a net tax benefit of $0.4 million during the nine months ended March 31, 2007.  This net benefit position was due to an income tax benefit associated with our European operations, partially offset by tax expense in the U.S. and Australia.  In each of the nine months ended March 31, 2008 and 2007, the income tax expense recorded in the U.S. was due primarily to two factors: an increase in deferred tax liabilities associated with goodwill that is deductible for U.S. tax purposes but is not amortized for financial reporting purposes, and the use of deferred tax assets arising through prior business acquisitions.  With respect to the utilization of acquired deferred tax assets, the corresponding decrease to the valuation allowance was recorded as a reduction to goodwill.  The U.S. tax expense also consisted of a small amount of state income tax expense which we had incurred irrespective of our net operating loss carryforwards.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	Nine Months Ended March 31,
	2008	2007
	(in thousands)
Cash provided by operating activities	$17,115	$9,067

	March 31,	June 30,
	2008	2007
	(in thousands)
Cash, cash equivalents and marketable securities	$76,932	$65,873
Working capital	62,741	55,321

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We generated positive operating cash flows in the nine months ended March 31, 2008 and in each of our last six completed fiscal years. We believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would require the approval of our board of directors, and in some cases, stockholder and potentially bank or regulatory approval. We also may undertake additional business or asset acquisitions or divestitures.

In April 2008, we paid approximately $44.9 million from our cash balances to acquire Optio Software, Inc.  We continue to believe that our existing cash balances, as well as the cash we expect to generate from our ongoing operations, will be sufficient to meet our operating requirements for the foreseeable future.

Operating Activities

	Nine Months Ended March 31,
	2008	2007
	(in thousands)
Net loss	$(1,822)	$(5,470)
Non-cash adjustments	15,840	13,888
Changes in working capital	3,097	649
Net cash provided by operating activities	$17,115	$9,067

The increase in net cash provided by operating activities for the nine months ended March 31, 2008 was due to a decrease in our net loss, affected by favorable non-cash adjustments and collections on accounts receivable, offset in part by decreases in accounts payable, accrued expenses and deferred revenue. Net cash provided by operating activities for the nine months ended March 31, 2007 was due to our net loss, affected by favorable non-cash adjustments and collections on accounts receivable, offset in part by decreases in accrued expenses and deferred revenue. Non-cash adjustments are transactions that result in the recognition of financial statement expense but not a corresponding cash receipt or disbursement, such as stock compensation expense, amortization of intangible assets, depreciation and amortization of property and equipment and provision for allowances of accounts receivable.

Investing Activities

	Nine Months Ended March 31,
	2008	2007
	(in thousands)
Acquisition of business and assets, net of cash acquired	$—	$(16,975)
Proceeds from short-term investments, net	26,825	13,450
Purchases of property and equipment, net	(3,159)	(2,380)
Net cash provided by (used in) investing activities	$23,666	$(5,905)

In the nine months ended March 31, 2008, cash was primarily provided through the sale of marketable securities and, to a lesser extent, was used to acquire property and equipment. For the nine months ended March 31, 2007, cash was primarily provided through the sale of marketable securities and was used to fund the acquisition of Formscape, purchase marketable securities and, to a lesser extent, to acquire property and equipment. We currently expect to incur capital expenditures during the fourth quarter of fiscal 2008 that are above the average level of capital expenditures incurred during the first nine months of our fiscal year, as we continue to enhance our IT and hosted infrastructure.

Financing Activities

	Nine Months Ended March 31,
	2008	2007
	(in thousands)
Repurchase of common stock	$(8,611)	$(8,736)
Proceeds from employee stock purchase plan, and exercise of stock options	5,674	2,864
Excess tax benefits associated with stock compensation	118	30
Payment of bank financing fees	(20)	(25)
Payment under capital lease obligations	(22)	(43)
Net cash used in financing activities	$(2,861)	$(5,910)

Net cash used in financing activities for the nine months ended March 31, 2008 and March 31, 2007 was primarily the result of the repurchase of our common stock, offset by proceeds received from the exercise of employee stock options and from the purchase of our stock by participants in our employee stock purchase plan.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2008, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of March 31, 2008:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$10,207	$709	$6,836	$1,686	$976
Capital lease obligations	49	9	40	—	—
Other contractual obligations	179	—	179	—	—
Total	$10,435	$718	$7,055	$1,686	$976

*Payment due dates are calculated from our most recent fiscal year end of June 30, 2007

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits as of March 31, 2008 in the amount of $0.5 million. These amounts have been excluded because, as of March 31, 2008, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Integration of acquisitions could interrupt our business and our financial condition could be harmed

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality.  We acquired Optio Software in April, 2008 and may in the future continue to acquire, or make investments in, other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, or expenses related to acquired in-process research and development costs, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At March 31, 2008, the carrying value of our goodwill and our other intangible assets was approximately $52 million and $23 million, respectively. While we reviewed our goodwill and intangible assets during the fourth quarter of fiscal year 2007 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of acquisitions in future periods. Further, to the extent we acquire projects related to in-process research and development activities, such amounts require immediate, rather than ratable, expense recognition.  Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

We may incur significant costs from class action litigation as a result of expected volatility in our common stock

In the past, companies that have experienced market price volatility of their stock have been the targets of securities class action litigation. In August 2001, we were named as a party in one of the so-called “laddering” securities class action suits relating to the underwriting of our initial public offering. In April 2008, we acquired Optio Software, Inc., which is also a party in a “laddering” securities class action suit.  We could incur substantial costs and experience a diversion of our management’s attention and resources in connection with any such litigation, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1) (2)
January 1, 2008 — January 31, 2008	60,000	$12.53	60,000	$1,407,000
February 1, 2008 — February 29, 2008	10,000	12.72	10,000	1,280,000
March 1, 2008 — March 31, 2008	90,000	11.38	90,000	256,000
Total	160,000	11.90	160,000	256,000

(1)	In May 2007, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.
(2)
In April 2008, our board of directors authorized a new repurchase program for the repurchase of up to $10.0 million of our common stock.   This new repurchase program is in addition to the program authorized by our board of directors in May 2007, which has now been completed.

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

Company Name

Date: May 9, 2008	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

Exhibit 31.1

CERTIFICATIONS

I, Robert A. Eberle, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Bottomline Technologies (de), Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2008

By:	/s/ ROBERT A. EBERLE
Robert A. Eberle President and Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

CERTIFICATIONS

I, Kevin M. Donovan, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Bottomline Technologies (de), Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2008

By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Bottomline Technologies (de), Inc. (the “Company”) for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Robert A. Eberle, President and Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 9, 2008

By:	/S/ ROBERT A. EBERLE
Robert A. Eberle
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Bottomline Technologies (de), Inc. (the “Company”) for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Kevin M. Donovan, Chief Financial Officer and Treasurer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 9, 2008

By:	/S/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)