Form 10-Q/A
period 2008-05-09
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2008-05-09
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (Amendment No. 1) is being filed by Bottomline Technologies (de), Inc. to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Securities and Exchange Commission on May 9, 2008 (the Initial Report). Amendment No. 1 is being filed in order to appropriately display Exhibits 31.1, 31.2, 32.1 and 32.2 as separately filed exhibits on the EDGAR website.  These exhibits were inadvertently filed as part of the body of the Form 10-Q in the Initial Report. This Amendment No. 1 does not change our previously reported financial statements and other disclosures contained in our Initial Report.

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