Form 10-Q
period 2008-11-07
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2008-11-07
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 25,164,712.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$30,328	$35,316
Marketable securities	47	57
Accounts receivable, net of allowance for doubtful accounts and returns of $1,152 at September 30, 2008 and $1,433 at June 30, 2008	30,026	28,747
Other current assets	5,276	6,157
Total current assets	65,677	70,277
Property and equipment, net	11,396	11,840
Intangible assets, net	105,290	115,414
Other assets	2,284	1,235
Total assets	$184,647	$198,766

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,628	$8,856
Accrued expenses	10,268	10,997
Deferred revenue	28,954	30,621
Total current liabilities	45,850	50,474
Deferred revenue, non-current	5,917	3,856
Deferred income taxes	3,109	4,179
Other liabilities	1,775	1,992
Total liabilities	56,651	60,501

Stockholders’ equity:
Common stock	26	26
Additional paid-in capital	280,233	277,660
Accumulated other comprehensive (loss) income	(259)	7,766
Treasury stock	(23,163)	(22,195)
Accumulated deficit	(128,841)	(124,992)
Total stockholders’ equity	127,996	138,265
Total liabilities and stockholders’ equity	$184,647	$198,766

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2008	2007
Revenues:
Software licenses	$3,606	$3,365
Subscriptions and transactions	8,229	6,842
Service and maintenance	21,149	17,685
Equipment and supplies	2,522	3,470
Total revenues	35,506	31,362
Cost of revenues:
Software licenses	200	188
Subscriptions and transactions	4,117	3,971
Service and maintenance (1)	9,873	7,831
Equipment and supplies	1,854	2,524
Total cost of revenues	16,044	14,514
Gross profit	19,462	16,848
Operating expenses:
Sales and marketing (1)	8,638	7,519
Product development and engineering (1)	5,423	4,226
General and administrative (1)	5,172	4,459
Amortization of intangible assets	4,436	2,647
Total operating expenses	23,669	18,851
Loss from operations	(4,207)	(2,003)
Other income, net	148	897
Loss before benefit for income taxes	(4,059)	(1,106)
Benefit for income taxes	(210)	(305)
Net loss	(3,849)	(801)
Basic and diluted net loss per share:	$(0.16)	$(0.03)
Shares used in computing basic and diluted net loss per share:	23,883	23,602

(1)	Stock based compensation is allocated as follows:

	Three Months Ended September 30,
	2008	2007
Cost of revenues: service and maintenance	$260	$232
Sales and marketing	696	612
Product development and engineering	202	183
General and administrative	1,052	900
	$2,210	$1,927

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(3,849)	$(801)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock compensation expense	2,210	1,927
Amortization of intangible assets	4,436	2,647
Depreciation and amortization of property and equipment	1,026	816
Deferred income tax benefit	(270)	(381)
Excess tax benefits associated with stock compensation	(8)	(59)
Provision for allowances on accounts receivable	11	---
Provision for obsolete inventory	6	9
Loss (gain) on foreign exchange	134	(55)
Changes in operating assets and liabilities:
Accounts receivable	(2,465)	(1,724)
Inventory, prepaid expenses and other current assets	(740)	350
Accounts payable, accrued expenses and deferred revenue	(766)	(1,727)
Net cash (used in) provided by operating activities	(275)	1,002
Investing activities:
Purchases of available-for-sale securities	----	(225)
Proceeds from sales of available-for-sale securities	----	7,400
Purchases of held-to-maturity securities	(53)	(51)
Proceeds from sales of held-to-maturity securities	53	51
Purchases of property, plant and equipment, net	(987)	(636)
Net cash (used in) provided by investing activities	(987)	6,539
Financing activities:
Repurchase of common stock	(1,548)	(3,690)
Proceeds from employee stock purchase plan and exercise of stock options	961	1,970
Excess tax benefits associated with stock compensation	8	59
Capital lease payments	(33)	(8)
Net cash used in financing activities	(612)	(1,669)
Effect of exchange rate changes on cash and cash equivalents	(3,114)	370
(Decrease) increase in cash and cash equivalents	(4,988)	6,242
Cash and cash equivalents at beginning of period	35,316	38,997
Cash and cash equivalents at end of period	$30,328	$45,239

See accompanying notes.

Bottomline Technologies (de), Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2008

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2009. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 12, 2008.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2—Fair Values of Assets and Liabilities

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” or SFAS 157, effective for financial statements issued for fiscal years beginning after November 15, 2007.  Accordingly, the Company adopted SFAS 157 effective July 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 (July 1, 2009 for the Company) for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

The adoption of SFAS No. 157 did not have an impact on our financial position or results of operations. The Company’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, intangible assets, and property, plant and equipment.  The Company does not expect that the adoption of SFAS No. 157 for these nonfinancial assets and liabilities will have a material impact on its financial position or results of operations.

In accordance with the provisions of SFAS No. 157, the Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy, as follows:

Level 1:  Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2:  Other inputs that are observable directly or indirectly, such as quoted prices for similar instruments in active markets or for similar markets that are not active.

Level 3:  Unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions about how market participants would price the asset or liability.

Valuation techniques for assets and liabilities may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

At September 30, 2008, assets and liabilities of the Company measured at fair value on a recurring basis included marketable securities of $47,000.  These were valued based on reference to quoted prices in active markets (Level 1 inputs).

Note 3—Business Acquisitions

Optio Software, Inc.

On April 21, 2008, the Company acquired Optio Software, Inc. (Optio). Optio is a US based company with operations in the United States, the United Kingdom, Germany and France that provides software solutions dedicated to automating, managing and controlling the entire lifecycle of document intensive processes.  The purchase consideration and acquisition related costs for Optio were approximately $46.5 million, consisting of approximately $44.7 million in cash and $1.8 million in acquisition related costs.  Optio operating results are included in the Company’s operating results from the date of acquisition forward, as a component of the Payments and Transactional Documents operating segment.

In connection with the acquisition, the Company recorded costs associated with the involuntary termination of certain Optio employees and costs associated with Optio facility exit activities. At September 30, 2008, certain estimated costs were still being finalized.  Accordingly, the preliminary estimate of these costs might require adjustment in a subsequent quarter. The Company expects to finalize these estimates no later than March 31, 2009, with any required adjustment resulting in a corresponding adjustment to goodwill. A summary of the severance and facility exit accrual activity through September 30, 2008 is presented below.

	Facility Exit Costs	Severance Costs
	(in thousands)
Initial estimate, included in preliminary purchase price allocation for Optio	$1,220	$1,415
Adjustments to original estimate, recorded through goodwill	---	79
Payments charged against the accrual	(190)	(657)
Impact of changes in foreign currency exchange rates	(13)	(92)
Remaining accrual at September 30, 2008	$1,017	$745

 Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company and Optio as if that acquisition had occurred as of July 1, 2007, after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets, purchase accounting reductions to acquired deferred revenue based on the Company’s estimates of fair value, and a decrease in interest income as a result of the net cash paid for the acquisition. This pro-forma financial information does not necessarily reflect the results of operations that would have actually occurred had the Company and Optio been a single entity during this period.

Pro Forma Three Months Ended September 30, 2007
(unaudited) (in thousands)
Revenues	$36,110
Net loss	$(5,966)
Net loss per basic and diluted share	$(0.25)

 Note 4—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2008	2007
	(in thousands, except per share amounts)
Numerator:
Net loss	$(3,849)	$(801)

Denominator – Weighted average shares outstanding used in computing basic and diluted net loss per share:	23,883	23,602

Basic and diluted net loss per share:	$(0.16)	$(0.03)

Note 5—Comprehensive Income or Loss

Comprehensive income or loss represents the Company’s net loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Net loss	$(3,849)	$(801)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,025)	1,071
Comprehensive (loss) income	$(11,874)	$270

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

Payments and Transactional Documents. The Company’s Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also provides a range of standard professional services and equipment and supplies that complement and enhance the Company’s core software products. Revenue associated with this segment is typically recorded upon delivery or, if extended payment terms have been granted to the customer, as payments become contractually due.  This segment incorporates the Company’s check printing solutions in the UK, revenue for which is typically recorded on a per transaction basis or ratably over the expected life of the customer relationship, as well as certain solutions that are licensed on a subscription basis, revenue for which is typically recorded ratably over the contractual term.

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

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended September 30,
	2008		2007
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues
Revenues:
Payments and Transactional Documents	$23,376	65.8	$20,147	64.3
Banking Solutions	5,673	16.0	5,626	17.9
Outsourced Solutions	6,457	18.2	5,589	17.8
Total revenues	$35,506	100.0	$31,362	100.0

Segment measure of profit (loss)
Payments and Transactional Documents	$2,669		$3,925
Banking Solutions	(981)		568
Outsourced Solutions	786		(1,922)
Total measure of segment profit	$2,474		$2,571

A reconciliation of the measure of segment profit to GAAP operating income before the provision for income taxes is as follows:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Segment measure of profit	$2,474	$2,571
Less:
Amortization of intangible assets	(4,436)	(2,647)
Stock compensation expense	(2,210)	(1,927)
Acquisition related expenses	(35)	----
Add:
Other income, net	148	897
Loss before benefit for income taxes	$(4,059)	$(1,106)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$455	$366
Banking Solutions	175	124
Outsourced Solutions	396	326
Total depreciation expense	$1,026	$816

Geographic Information

The Company has presented geographic information about its revenues, below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, the Company derives revenues from geographic locations, based on the location of the customer, that would vary from the geographic areas listed here; particularly in respect of several financial institution customers located in Australia, for which the point of sale was the United States.

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Revenues from unaffiliated customers:
United States	$21,618	$17,738
Europe	13,470	13,251
Australia	418	373
Total revenues from unaffiliated customers	$35,506	$31,362

Long-lived assets, which are based on geographical location, were as follows:

	September 30,	June 30,
	2008
	(in thousands)
Long-lived assets, net
United States	$10,427	$9,194
Europe	3,136	3,706
Australia	117	175
Total long-lived assets, net	$13,680	$13,075

Note 7—Income Taxes

The Company recorded an income tax benefit of $0.2 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively.  The net income tax benefit recorded for the quarter ended September 30, 2008 included approximately $0.4 million of one-time, non-recurring tax benefits.  These non-recurring benefits included $0.2 million relating to a reduction in the Company’s unrecognized tax benefits upon the expiration of certain statutes of limitations, $0.1 million resulting from the enactment of legislation during the quarter that allowed the Company to claim a tax refund for a portion of its unused research and development credit carryforwards in the US and $0.1 million relating to a change in the Company’s German tax rate as a result of a restructuring of its German operations during the quarter.  The Company’s net tax benefit also reflected a benefit associated with the Company’s UK and German operations.  These tax benefits were partially offset by income tax expense associated with the Company’s French and Australian operations, and income tax expense in the US.  The income tax expense in the US is attributable to an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes, but not amortized for financial reporting purposes.  The US income tax expense also consisted of a small amount of state income tax expense which will be incurred irrespective of the Company’s net operating loss carryforward.  The income tax benefit as of September 30, 2007 consisted of a non-recurring tax benefit resulting from the enactment of legislation during the quarter that decreased the statutory tax rates in the UK and Germany, and a benefit associated with the Company’s UK operations, which were partially offset by income tax expense associated with the Company’s Australian and German operations, and income tax expense in the US.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$28,996	$(22,634)	$6,362
Customer related	51,512	(22,202)	29,310
Patent	953	(189)	764
Other intangible assets	1,046	(318)	728
Total	$82,507	$(45,343)	$37,164
Unamortized intangible assets:
Goodwill			68,126
Total intangible assets, net			$105,290

	As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer related	$54,081	$(20,402)	$33,679
Core technology	30,408	(22,492)	7,916
Patent	953	(172)	781
Other intangible assets	1,051	(200)	851
Total	$86,493	$(43,266)	$43,227
Unamortized intangible assets:
Goodwill			72,187
Total intangible assets			$115,414

Estimated amortization expense for fiscal year 2009 and subsequent fiscal years is as follows:

(in thousands)
2009	$16,155
2010	12,042
2011	8,190
2012	3,207
2013	1,568
2014 and thereafter	438

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

For the first quarter of fiscal year 2009, our revenue increased to $35.5 million from $31.4 million in the same quarter of last fiscal year. This revenue increase was primarily attributable to the revenue contribution from Optio Software, Inc., (Optio) which we acquired in April 2008, and increased revenues from our Legal eXchange product offering as a result of continued customer adoption of that product.  These increases were offset in part by a decrease of $0.9 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro, which depreciated against the US dollar during the three months ended September 30, 2008.

We had a net loss of $3.8 million in the three months ended September 30, 2008 compared to net loss of $0.8 million in the three months ended September 30, 2007. The net loss in the quarter ended September 30, 2008 reflected $6.6 million of expense associated with the amortization of intangible assets and stock compensation. The increase of $1.8 million in intangible asset amortization during the first quarter of fiscal year 2009 as compared to first quarter of fiscal year 2008 reflects the expense impact of our acquisition of Optio in April 2008. Increases in our cost of revenue and operating expense categories during the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008 largely reflect our overall increased operating costs as a result of our Optio acquisition and our general business growth, offset in part by a decrease in foreign exchange rates of approximately $0.8 million associated with the British Pound Sterling and European Euro.

In the first quarter of fiscal 2009, we derived approximately 47% of our revenue from customers located outside of North America, principally in the UK and Australia.  We expect future revenue growth to be driven by increased purchases of our products by new and existing bank and financial institution customers in both North America and international markets, the continued market adoption of our Legal eXchange product in the US, increased sales of our payments and transactional documents products, and the contribution of revenue from our newer subscription and transaction based products.  However, given the current economic climate, we anticipate that the British Pound Sterling and European Euro may continue to weaken against the US dollar.  To the extent that this occurs, or to the extent that the already weakened European currencies do not return to pre-fiscal 2009 levels, we expect that the translation of our 2009 European revenues will continue to be negatively impacted as compared to the comparable periods of our prior fiscal year.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2008 related to stock-based compensation, revenue recognition, goodwill and intangible assets and the valuation of acquired intangible assets and acquired deferred revenue. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 12, 2008. There have been no changes to our critical accounting policies during the three months ended September 30, 2008.

Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (July 1, 2009 for us) and early adoption is prohibited. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). The statement permits all entities to choose, at specified election dates, to measure eligible items at fair value. Additionally, the statement requires that entities report unrealized gains and losses on items for which the fair value option has been elected in earnings. The statement also establishes additional presentation and disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted, provided that the entity also adopts Statement 157. SFAS 159 became effective for us on July 1, 2008; however, as we did not elect to measure any items at fair value, its adoption did not have an impact on our consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). The statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-2 delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157 became effective for us on July 1, 2008, excluding the items deferred by FSP 157-2 which will become effective for us on July 1, 2009.  SFAS 157 has resulted in additional disclosures within our consolidated financial statements, as further described in Note 2 to our financial statements.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues by segment

We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions.  The following table represents our revenues by segment:

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$23,376	65.8	$20,147	64.3	$3,229	16.0
Banking Solutions	5,673	16.0	5,626	17.9	47	0.8
Outsourced Solutions	6,457	18.2	5,589	17.8	868	15.5
	$35,506	100.0	$31,362	100.0	$4,144	13.2

Payments and Transactional Documents. The revenue increase for the three months ended September 30, 2008 was primarily attributable to the revenue contribution from Optio, which we acquired in April 2008. This increase was offset in part by a decrease of $0.7 million as a result of declining foreign exchange rates associated with the British Pound Sterling and European Euro. We expect revenue for the Payments and Transactional Documents segment to increase during the remainder of fiscal 2009 as a result of the continued revenue contribution from Optio and from increased sales of our payment and document management solutions. However, given current economic conditions, we currently expect that the translation of our European based revenues to US dollars will continue to be negatively impacted as compared to the same periods in fiscal year 2008, due to declining European foreign exchange rates.

Banking Solutions. Revenues from our Banking Solutions segment remained consistent with the comparable prior quarter, as we continued to generate revenue from several large ongoing banking projects. We expect revenues for the Banking Solutions segment to increase during the remainder of the fiscal year as a result of the contribution of revenue from ongoing projects and from additional purchases by new and existing bank and financial institution customers in both North America and international markets.

Outsourced Solutions. The revenue increase for the three months ended September 30, 2008 was due to an increase in revenue from our Legal eXchange offering as a result of new customers, offset in part by a decrease in revenues from certain of our legacy outsourced accounts payable automation products in Europe and by a decrease in European foreign currency exchange rates. We expect revenue for the Outsourced Solutions segment to increase during the remainder of the fiscal year as current customers of Legal eXchange move from the implementation phase (during which no revenue is recorded) into live production and as new customers purchase this solution.

Revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$3,606	10.1	$3,365	10.7	$241	7.2
Subscriptions and transactions	8,229	23.2	6,842	21.8	1,387	20.3
Service and maintenance	21,149	59.6	17,685	56.4	3,464	19.6
Equipment and supplies	2,522	7.1	3,470	11.1	(948)	(27.3)
Total revenues	$35,506	100.0	$31,362	100.0	$4,144	13.2

Software Licenses. The increase in software license revenues was due principally to the revenue contribution from Optio, which we acquired in April 2008, and an increase in revenue due to an increase in demand for certain of our domestic payment products, offset in part by a decrease in software license revenue from our Banking Solutions segment due to the timing of project completion for a large banking project and a decrease of approximately $0.1 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro.  We expect software license revenues to increase during the remainder of fiscal year 2009, principally as a result of the continued revenue contribution from Optio and as a result of increased software license revenue from our European operations and our Banking Solutions segment.

 Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from new Legal eXchange customers and the revenue contribution from certain Optio products that are sold on a subscription basis. These increases were offset in part by a decrease of $0.2 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro. We expect subscription and transaction revenues to increase during the remainder of the fiscal year as a result of orders for our newer subscription and transaction based product offerings, the revenue contribution from new Legal eXchange customers and the continued revenue contribution from Optio.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of the revenue contribution from Optio and an increase in professional services revenues associated with several large banking projects. These increases were offset by a decrease of $0.4 million as a result of declining foreign exchange rates associated with the British Pound Sterling and European Euro. We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of the increased revenue contribution from Optio and from new and existing projects within our Banking Solutions segment.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease in demand for certain of our paper based products, a decrease of approximately $0.2 million as a result of declining foreign exchange rates associated with the British Pound Sterling, and our continued de-emphasis of lower margin transactions within this aspect of our business. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of 2009.

Cost of revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$200	0.6	$188	0.6	$12	6.4
Subscriptions and transactions	4,117	11.6	3,971	12.7	146	3.7
Service and maintenance	9,613	27.1	7,599	24.2	2,014	26.5
Stock compensation expense	260	0.7	232	0.8	28	12.1
Equipment and supplies	1,854	5.2	2,524	8.0	(670)	(26.5)
Total cost of revenues	$16,044	45.2	$14,514	46.3	$1,530	10.5
Gross profit	$19,462	54.8	$16,848	53.7	$2,614	15.5

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 6% of software license revenues in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 50% of subscription and transaction revenues in the three months ended September 30, 2008 from 58% in the three months ended September 30, 2007.  The decrease in subscription and transaction costs as a percentage of revenue was due principally to the overall increase in our subscription and transaction revenue streams, improved margins for our transactional revenue streams in Europe, improved Legal eXchange margins in the US and the shift of certain expenses from the subscriptions and transactions cost of sales category to the service and maintenance costs of sales category based on changes in where internal resources were deployed. We expect that subscription and transaction costs will decrease slightly as a percentage of subscription and transaction revenue during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased slightly as a percentage of service and maintenance revenues to 45% in the three months ended September 30, 2008 as compared to 43% in the three months ended September 30, 2007. The increase in service and maintenance costs as a percentage of service and maintenance revenues was due to lower margins in our Banking Solutions segment, as we continued to expand our professional service and support teams for new customers, and the shift of certain expenses from the subscriptions and transactions cost of sales category to the service and maintenance costs of sales category based on changes in where internal resources were deployed.  We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased slightly to 74% of equipment and supplies revenues in the three months ended September 30, 2008 compared to 73% of equipment and supplies revenues in the three months ended September 30, 2007. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was due to a higher mix of supplies revenue as compared to equipment revenue in the three months ended September 30, 2008, which resulted in a slightly lower overall gross margin.  We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$7,942	22.4	$6,907	22.0	$1,035	15.0
Stock compensation expense	696	2.0	612	2.0	84	13.7
Product development and engineering	5,221	14.7	4,043	12.9	1,178	29.1
Stock compensation expense	202	0.6	183	0.6	19	10.4
General and administrative	4,120	11.6	3,559	11.3	561	15.8
Stock compensation expense	1,052	3.0	900	2.9	152	16.9
Amortization of intangible assets	4,436	12.4	2,647	8.4	1,789	67.6
Total operating expenses	$23,669	66.7	$18,851	60.1	$4,818	25.6

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due to higher operating costs, largely as a result of headcount related cost increases from our Optio acquisition and higher trade show costs. These increases were offset by a decrease of $0.2 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro. We expect that sales and marketing expenses will increase slightly over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new products.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands, as well as development of our newer accounts payable automation products. The increase in product development and engineering expenses was primarily attributable to expenses associated with the activities of Optio, which we acquired in April 2008, and by a decrease in the use of development resources in revenue generating roles during the period, the cost of which, to the extent occurring, is recorded as a cost of revenue.  We expect that product development and engineering expenses will remain relatively consistent during the remainder of the fiscal year.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was principally attributable to expenses associated with the activities of Optio offset in part by a decrease in European foreign currency exchange rates.  We expect that general and administrative expenses will decrease slightly during the remainder of the fiscal year.

Stock Compensation Expense. During the three months ended September 30, 2008, stock compensation expense increased slightly to $2.2 million as compared to $1.9 million for the three months ended September 30, 2007. The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the three months ended September 30, 2008 and 2007, stock compensation expense was allocated as follows:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Cost of revenues, service and maintenance	$260	$232
Sales and marketing	696	612
Product development and engineering	202	183
General and administrative	1,052	900
	$2,210	$1,927

For the remainder of fiscal 2009, we expect stock compensation costs to increase slightly compared to the level of expense recorded in our first quarter.

Amortization of Intangible Assets. Amortization expense increased as a result of the amortization of intangible assets arising from our acquisition of Optio. We expect that total amortization expense for fiscal 2009 will approximate $16.2 million.

Other Income, Net

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2008	2007	2008 Compared to 2007
	(in thousands)%
Interest income	$265	$830	$(565)	(68.1)
Interest expense	(24)	(9)	(15)	166.7
Other income (expense), net	(93)	76	(169)	(222.4)
Other income, net	$148	$897	$(749)	(83.5)

Other Income, Net.  In the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, interest income decreased as a result of the overall decrease in our cash and investments balances, which occurred principally to our use of cash to acquire Optio in April 2008.  We expect interest income to remain below fiscal 2008 levels during the remainder of fiscal 2009, reflecting the impact of lower cash and investment balances as well as lower marketplace interest yields.  Other income (expense), net decreased as a result of foreign exchange losses. Excluding the anticipated decline in interest income, we expect that the individual components of other income and expense will continue to represent insignificant components of our overall operations during the remainder of 2009.

        Provision for Income Taxes. We recorded an income tax benefit of $0.2 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively.  The net income tax benefit recorded for the quarter ended September 30, 2008 included approximately $0.4 million of one-time, non-recurring tax benefits.  These non-recurring benefits included $0.2 million relating to a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations, $0.1 million resulting from the enactment of legislation during the quarter that allowed us to claim a tax refund for a portion of our unused research and development credit carryforwards in the US and $0.1 million relating to a change in our German tax rate as a result of a restructuring of our German operations during the quarter.  Our net tax benefit also reflected a benefit associated with our UK and German operations.  These tax benefits were partially offset by income tax expense associated with our French and Australian operations, and income tax expense in the US.  The income tax expense in the US is attributable to an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes, but not amortized for financial reporting purposes.  The US income tax expense also consisted of a small amount of state income tax expense which will be incurred irrespective of our net operating loss carryforward.  The income tax benefit as of September 30, 2007 consisted of a non-recurring tax benefit resulting from the enactment of legislation during the quarter that decreased the statutory tax rates in the UK and Germany, and a benefit associated with the our UK operations, which were partially offset by income tax expense associated with the our Australian and German operations, and income tax expense in the US.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Cash (used in) provided by operating activities	$(275)	$1,002

	September 30,	June 30,
	2008	2008
	(in thousands)
Cash, cash equivalents and marketable securities	$30,375	$35,373
Working capital	19,827	19,803

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We have generated positive operating cash flows in each of our last seven completed fiscal years. We believe that cash generated from our operations and the cash, cash equivalents and marketable securities on hand will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would require the approval of our board of directors, and in some cases, stockholders and potentially bank or regulatory approval. We also may undertake additional business or asset acquisitions or divestitures.

During the quarter ended September 30, 2008, our cash balances decreased by approximately $3.1 million as a result of a decline in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar.  To the extent that exchange rates associated with these foreign currencies decline further, we could be subject to further decreases in our cash balances upon translation to US dollars.  However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we are experiencing, are adequate to meet our liquidity and working capital requirements for the foreseeable future.

Operating Activities

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Net loss	$(3,849)	$(801)
Non-cash adjustments	7,545	4,904
Changes in working capital	(3,971)	(3,101)
Net cash (used in) provided by operating activities	$(275)	$1,002

Net cash used in operating activities for the three months ended September 30, 2008 was due to our net loss, affected by favorable non-cash adjustments, offset by decreases in accounts payable, accrued expenses, deferred revenue and an increase in accounts receivable.  Net cash provided by operating activities for the three months ended September 30, 2007 was due to our net loss, affected by favorable non-cash adjustments, offset in part by decreases in accrued expenses, deferred revenue and an increase in accounts receivable. Non-cash adjustments are transactions that result in the recognition of financial statement expense but not a corresponding cash receipt or disbursement, such as stock compensation expense, amortization of intangible assets, depreciation and amortization of property and equipment and provision for allowances of accounts receivable.

Investing Activities

	Three Months Ended September 30,
	2008		2007
	(in thousands)
Purchases of available-for-sale securities	$	---	$(225)
Proceeds from sale of available-for-sale securities		---	7,400
Purchases of held-to-maturity securities		(53)	(51)
Proceeds from sales of held-to-maturity securities		53	51
Purchases of property and equipment		(987)	(636)
Net cash (used in) provided by investing activities		$(987)	$6,539

In the three months ended September 30, 2008, cash was used to acquire property and equipment. For the three months ended September 30, 2007, cash was primarily provided through the sale of marketable securities and, to a lesser extent, was used to acquire property and equipment. We expect to incur quarterly capital expenditures that, on average during the remainder of fiscal 2009, will be higher than the level of capital expenditures incurred in our first fiscal quarter, as we continue to enhance our IT and hosted infrastructure.

Financing Activities

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Repurchase of common stock	$(1,548)	$(3,690)
Proceeds from employee stock purchase plan and exercise of stock options	961	1,970
Excess tax benefits associated with stock compensation	8	59
Capital lease payments	(33)	(8)
Net cash used in financing activities	$(612)	$(1,669)

Net cash used in financing activities for the three months ended September 30, 2008 and September 30, 2007 was primarily the result of the repurchase of our common stock, offset in part by proceeds received from the exercise of stock options and contributions to our employee stock purchase plan.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2008, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of September 30, 2008:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$15,661	$2,867	$9,500	$2,973	$321
Capital lease obligations	368	113	252	3	----
Total	$16,029	$2,980	$9,752	$2,976	$321

    *Payment due dates are calculated from our most recent fiscal year end of June 30, 2008

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above.  Also excluded from the table is our estimate of unrecognized tax benefits as of September 30, 2008 in the amount of $0.4 million.  These amounts have been excluded because as of September 30, 2008 we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities primarily due to changes in interest rates. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on September 12, 2008, however given the recent volatility in foreign currency exchange rates, particularly the British Pound Sterling, we have provided a sensitivity analysis below that illustrates the potential impact to our cash and cash equivalents balances of on-going exchange rate fluctuations.

Foreign currency translation risk

Based on our cash and cash equivalents balances denominated in non-US currencies as of September 30, 2008, a 10% increase or decrease in the exchange rate between the British Pound Sterling and the US dollar would result in an increase or decrease to our cash and cash equivalents of approximately $2.1 million. A 10% increase or decrease in the exchange rate between the European Euro and the US dollar would result in an increase or decrease to our cash and cash equivalents of approximately $0.2 million. A 10% increase or decrease in the exchange rate between the Australian Dollar and the US dollar would result in an increase or decrease to our cash and cash equivalents of approximately $0.2 million

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 10, 2008, the plaintiffs in the initial public offering securities class action litigation against Bottomline and Optio, which is described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, or our Annual Report, withdrew a motion for class certification in certain designated “focus cases” in the United States District Court for the Southern District of New York. Neither Bottomline nor Optio’s cases are part of the designated focus case group. For additional information regarding this litigation, please refer to our Annual Report.

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

 The following risk factor related to the overall economic environment represents a material addition to our risk factors, and should be considered in addition to the other risk factors that follow, which were initially disclosed  in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008.

Ongoing financial market volatility and adverse changes in the domestic and global economic environment could have a significant adverse impact on our business, financial condition and operating results

Our business and operating results could be significantly impacted by general economic conditions. In recent months, the US and global economy has experienced a significant downturn due to the effects of the credit market crisis, slower economic activity and a generally negative economic outlook, a decrease in consumer and business confidence and liquidity concerns. A severe or prolonged economic downturn could result in a variety of risks to our business, including:

•	increased volatility in our stock price;

•	increased volatility in foreign currency exchange rates;

•
delays in, or curtailment of, purchasing decisions by our customers or potential customers either as a result of overall economic uncertainty or as a result of their inability to access the liquidity necessary to engage in purchasing initiatives;

•	increased credit risk associated with our customers or potential customers, particularly those that may operate in industries most affected by the economic downturn, such as financial services; and

•	impairment of our goodwill or other assets.

Over the last several months, we experienced a decline in the foreign currency exchange rates associated with the British Pound Sterling and European Euro, which negatively impacted our overall revenue growth for the three months ended September 30, 2008. Additionally, we have recently experienced a higher than anticipated level of volatility in our common stock price, which we believe has been a result of the general financial market turmoil rather than the result of anything specific to our business. To date, we have not experienced delays in customer purchasing decisions or disruptions to what we would consider a normal volume of customer orders. However, to the extent that the current economic downturn worsens or persists, or any of the above risks occur, our business and operating results could be significantly and adversely affected.

Our common stock has experienced and may continue to undergo extreme market price and volume fluctuations

Stock markets in general, and The NASDAQ Global Market in particular, have experienced extreme price and volume fluctuations, particularly recently. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced and may continue to undergo extreme fluctuations due to a variety of factors, including:

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

Integration of acquisitions could interrupt our business and our financial condition could be harmed

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality.  We acquired Optio Software in April 2008 and may in the future continue to acquire, or make investments in, other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, or expenses related to acquired in-process research and development costs, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At September 30, 2008, the carrying value of our goodwill and our other intangible assets was approximately $68 million and $37 million, respectively. While we reviewed our goodwill and intangible assets during the fourth quarter of fiscal year 2008 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of acquisitions in future periods. Further, to the extent we acquire projects related to in-process research and development activities, such amounts require immediate, rather than ratable, expense recognition.  Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we experienced slowing growth rates with certain of our licensed software products. In the three months ended September 30, 2008 we experienced a decline in the foreign currency exchange rates of our European based revenues, which negatively impacted our revenue growth.  A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations, and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have operations in the US, UK, Australia, France and Germany. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	currency exchange rate fluctuations;

•	difficulties and costs of staffing and managing foreign operations;

•	differing regulatory and industry standards and certification requirements;

•	the complexities of foreign tax jurisdictions;

•	reduced protection for intellectual property rights in some countries; and

•	import or export licensing requirements.

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

There can be no assurance that technological advances will not cause our products to become obsolete or uneconomical. If we are unable to develop and introduce new products or enhancements to existing products in a timely and successful manner, our business, operating results and financial condition could be materially adversely affected. Similarly, if our new products did not receive general marketplace acceptance, or if the sales cycle of any of our new products significantly delayed the timing of revenue recognition, our results could be negatively affected.

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

We could incur substantial costs resulting from warranty claims or product liability claims

Our software license agreements typically contain provisions that afford customers a degree of warranty protection in the event that our software fails to conform to its written specifications. These agreements typically contain provisions intended to limit the nature and extent of our risk of warranty and product liability claims. There is a risk, however, that a court might interpret these terms in a limited way or could hold part or all of these terms to be unenforceable. Furthermore, some of our licenses with our customers are governed by non-US law, and there is a risk that foreign law might provide us less or different protection. While we maintain general liability insurance, including coverage for errors and omissions, we cannot be sure that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims. Although we have not experienced any material warranty or product liability claims to date, a warranty or product liability claim, whether or not meritorious, could result in substantial costs and a diversion of management’s attention and our resources, which could have an adverse effect on our business, operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
July 1, 2008 — July 31, 2008	----	----	----	$7,870,000
August 1, 2008 — August 31, 2008	69,000	$11.48	69,000	$7,078,000
September 1, 2008 — September 30, 2008	70,000	$10.79	70,000	$6,322,000
Total	139,000	$11.13	139,000	$6,322,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 6. Exhibits

See the Exhibit Index on page 29 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 7, 2008	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Executive Officer Bonus Plan for 2009 with respect to Robert A. Eberle and Peter S. Fortune

10.2	Letter Agreement with Joseph L. Mullen

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer