Form 10-Q
period 2009-02-06
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2009-02-06
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares outstanding of the registrant’s common stock as of January 30, 2009 was 25,062,306.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$34,717	$35,316
Marketable securities	42	57
Accounts receivable, net of allowance for doubtful accounts and returns of $929 at December 31, 2008 and $1,433 at June 30, 2008	26,798	28,747
Other current assets	4,501	6,157
Total current assets	66,058	70,277
Property and equipment, net	10,721	11,840
Intangible assets, net	93,752	115,414
Other assets	2,757	1,235
Total assets	$173,288	$198,766

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,095	$8,856
Accrued expenses	9,040	10,997
Deferred revenue	31,520	30,621
Total current liabilities	46,655	50,474
Deferred revenue, non-current	7,281	3,856
Deferred income taxes	2,386	4,179
Other liabilities	1,606	1,992
Total liabilities	57,928	60,501

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	---	---
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—25,854 at June 30, 2008, and 26,213 at December 31, 2008; outstanding shares—23,939 at June 30, 2008, and 24,058 at December 31, 2008	26	26
Additional paid-in capital	282,405	277,660
Accumulated other comprehensive (loss) income	(11,143)	7,766
Treasury stock: 1,915 shares at June 30, 2008, and 2,155 shares at December 31, 2008, at cost	(24,218)	(22,195)
Accumulated deficit	(131,710)	(124,992)
Total stockholders’ equity	115,360	138,265
Total liabilities and stockholders’ equity	$173,288	$198,766

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2008	2007
Revenues:
Software licenses	$3,597	$3,393
Subscriptions and transactions	7,744	7,342
Service and maintenance	20,527	18,083
Equipment and supplies	2,466	3,014
Total revenues	34,334	31,832
Cost of revenues:
Software licenses	207	237
Subscriptions and transactions	3,743	3,913
Service and maintenance (1)	9,562	7,556
Equipment and supplies	1,824	2,091
Total cost of revenues	15,336	13,797
Gross profit	18,998	18,035
Operating expenses:
Sales and marketing (1)	8,150	7,847
Product development and engineering (1)	5,238	4,226
General and administrative (1)	4,619	4,727
Amortization of intangible assets	3,948	2,682
Total operating expenses	21,955	19,482
Loss from operations	(2,957)	(1,447)
Other income, net	615	896
Loss before income taxes	(2,342)	(551)
Provision for income taxes	527	123
Net loss	(2,869)	(674)
Basic and diluted net loss per share:	$(0.12)	$(0.03)
Shares used in computing basic and diluted net loss per share:	24,033	23,887

(1)	Stock based compensation is allocated as follows:

	Three Months Ended December 31,
	2008	2007
Cost of revenues: service and maintenance	$261	$236
Sales and marketing	648	686
Product development and engineering	197	200
General and administrative	1,097	980
	$2,203	$2,102

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Six Months Ended December 31,
	2008	2007
Revenues:
Software licenses	$7,203	$6,758
Subscriptions and transactions	15,973	14,184
Service and maintenance	41,676	35,768
Equipment and supplies	4,988	6,484
Total revenues	69,840	63,194
Cost of revenues:
Software licenses	407	425
Subscriptions and transactions	7,860	7,884
Service and maintenance (1)	19,434	15,388
Equipment and supplies	3,679	4,614
Total cost of revenues	31,380	28,311
Gross profit	38,460	34,883
Operating expenses:
Sales and marketing (1)	16,788	15,366
Product development and engineering (1)	10,660	8,452
General and administrative (1)	9,792	9,185
Amortization of intangible assets	8,384	5,330
Total operating expenses	45,624	38,333
Loss from operations	(7,164)	(3,450)
Other income, net	763	1,793
Loss before income taxes	(6,401)	(1,657)
Provision (benefit) for income taxes	317	(182)
Net loss	(6,718)	$(1,475)
Basic and diluted net loss per share	$(0.28)	$(0.06)
Shares used in computing basic and diluted net loss per share:	23,958	23,745

(1)	Stock based compensation is allocated as follows:

	Six Months Ended December 31,
	2008	2007
Cost of revenues: service and maintenance	$521	$468
Sales and marketing	1,343	1,297
Product development and engineering	400	383
General and administrative	2,149	1,880
	$4,413	$4,028

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended December 31,
	2008	2007
Operating activities:
Net loss	$(6,718)	$(1,475)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	4,413	4,028
Amortization of intangible assets	8,384	5,330
Depreciation and amortization of property and equipment	1,995	1,610
Deferred income tax benefit	(179)	(408)
Excess tax benefits associated with stock compensation	(10)	(108)
Provision for allowances on accounts receivable	11	---
Provision for obsolete inventory	7	10
Gain on foreign exchange	(222)	(112)
Loss on disposal of equipment	12	---
Changes in operating assets and liabilities:
Accounts receivable	(820)	(231)
Inventory, prepaid expenses and other current assets	(810)	1,160
Accounts payable, accrued expenses and deferred revenue	4,371	(1,343)
Net cash provided by operating activities	10,434	8,461
Investing activities:
Purchases of available-for-sale securities	---	(225)
Proceeds from sales of available-for-sale securities	---	26,050
Purchases of held-to-maturity securities	(53)	(51)
Proceeds from sales of held-to-maturity securities	53	51
Purchases of property, plant and equipment, net	(2,060)	(1,270)
Net cash (used in) provided by investing activities	(2,060)	24,555
Financing activities:
Repurchase of common stock	(2,603)	(6,708)
Proceeds from employee stock purchase plan and exercise of stock optionsoceeds	961	4,988
Excess tax benefits associated with stock compensation	10	108
Payment of bank financing fees	(20)	(20)
Capital lease payments	(65)	(15)
Net cash used in financing activities	(1,717)	(1,647)
Effect of exchange rate changes on cash and cash equivalents	(7,256)	(206)
(Decrease) increase in cash and cash equivalents	(599)	31,163
Cash and cash equivalents at beginning of period	35,316	38,997
Cash and cash equivalents at end of period	$34,717	$70,160

See accompanying notes.

Bottomline Technologies (de), Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2008

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2009. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 12, 2008.

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

The adoption of SFAS No. 157 did not have an impact on the Company’s financial position or results of operations. The Company’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, intangible assets, and property, plant and equipment.  The Company does not expect that the adoption of SFAS No. 157 for these nonfinancial assets and liabilities will have a material impact on its financial position or results of operations.

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

At December 31, 2008, assets and liabilities of the Company measured at fair value on a recurring basis included marketable securities of $42,000.  These were valued based on reference to quoted prices in active markets (Level 1 inputs).

Note 3 – Business Acquisitions

Optio Software, Inc.

On April 21, 2008, the Company acquired Optio Software, Inc. (Optio). Optio is a US based company with operations in the United States, the United Kingdom, Germany and France that provides software solutions dedicated to automating, managing and controlling the entire lifecycle of document intensive processes.  The purchase consideration and acquisition-related costs for Optio were approximately $46.5 million, consisting of approximately $44.7 million in cash and $1.8 million in acquisition-related costs.  Optio operating results are included in the Company’s operating results from the date of acquisition forward, as a component of the Payments and Transactional Documents operating segment.

In connection with the acquisition, the Company recorded costs associated with the involuntary termination of certain Optio employees and costs associated with Optio facility exit activities. At December 31, 2008, certain estimated costs were still being finalized.  Accordingly, the preliminary estimate of these costs might require adjustment in a subsequent quarter. The Company expects to finalize these estimates no later than March 31, 2009, with any required adjustment resulting in a corresponding adjustment to goodwill. A summary of the severance and facility exit accrual activity through December 31, 2008 is presented below.

	Facility Exit Costs	Severance Costs
	(in thousands)
Initial estimate, included in preliminary purchase price allocation for Optio	$1,220	$1,415
Adjustments to original estimate, recorded through goodwill	(11)	103
Payments charged against the accrual	(389)	(931)
Impact of changes in foreign currency exchange rates	(26)	(114)
Remaining accrual at December 31, 2008	$794	$473

 Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company and Optio as if the acquisition had occurred as of July 1, 2007, after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets, purchase accounting reductions to acquired deferred revenue based on the Company’s estimates of fair value, and a decrease in interest income as a result of the net cash paid for the acquisition. This pro-forma financial information does not necessarily reflect the results of operations that would have actually occurred had the Company and Optio been a single entity during these periods.

	Pro Forma Three Months Ended December 31, 2007	Pro Forma Six Months Ended December 31, 2007
	(unaudited) (in thousands)	(unaudited) (in thousands)
Revenues	$37,173	$73,283
Net loss	$(4,475)	$(10,442)
Net loss per basic and diluted share	$(0.19)	$(0.44)

 Note 4—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Numerator:
Net loss	$(2,869)	$(674)	$(6,718)	$(1,475)

Denominator: Weighted average shares outstanding used in computing basic and diluted net loss per share:	24,033	23,887	23,958	23,745

Basic and diluted net loss per share	$(0.12)	$(0.03)	$(0.28)	$(0.06)

Note 5—Comprehensive Income or Loss

Comprehensive income or loss represents the Company’s net loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(2,869)	$(674)	$(6,718)	$(1,475)
Other comprehensive loss:
Foreign currency translation adjustments	(10,884)	(1,814)	(18,909)	(743)
Comprehensive loss	$(13,753)	$(2,488)	$(25,627)	$(2,218)

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

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Payments and Transactional Documents	$22,955	$21,073	$46,331	$41,220
Banking Solutions	5,433	4,782	11,106	10,408
Outsourced Solutions	5,946	5,977	12,403	11,566
Total revenues	$34,334	$31,832	$69,840	63,194

Segment measure of profit (loss):
Payments and Transactional Documents	$3,737	$4,290	$6,406	$8,215
Banking Solutions	(1,046)	(64)	(2,027)	504
Outsourced Solutions	503	(889)	1,289	(2,811)
Total measure of segment profit	$3,194	$3,337	$5,668	$5,908

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)
Segment measure of profit	$3,194	$3,337	$5,668	$5,908
Less:
Amortization of intangible assets	(3,948)	(2,682)	(8,384)	(5,330)
Stock compensation expense	(2,203)	(2,102)	(4,413)	(4,028)
Acquisition related expenses	---	---	(35)	---
Add:
Other income, net	615	896	763	1,793
Loss before income taxes	$(2,342)	$(551)	$(6,401)	$(1,657)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$416	$339	$871	$704
Banking Solutions	177	121	352	245
Outsourced Solutions	376	335	772	661
Total depreciation expense	$969	$795	$1,995	$1,610

Geographic Information

The Company has presented geographic information about its revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, the Company derives revenues from geographic locations, based on the location of the customer, that would vary from the geographic areas listed here; particularly in respect of several financial institution customers located in Australia, for which the point of sale was the United States.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)
Revenues from unaffiliated customers:
United States	$20,789	$17,423	$42,407	$35,162
Europe	13,196	13,996	26,666	27,247
Australia	349	413	767	785
Total revenues from unaffiliated customers	34,334	31,832	69,840	63,194

Long-lived assets, which are based on geographical location, were as follows:

	December 31,	June 30,
	2008
	(in thousands)
Long-lived assets, net
United States	$10,960	$9,194
Europe	2,387	3,706
Australia	131	175
Total long-lived assets, net	$13,478	$13,075

Note 7—Income Taxes

The Company recorded income tax expense of $0.5 million and $0.1 million for the three months ended December 31, 2008 and 2007, respectively.  The income tax expense recorded for the quarter ended December 31, 2008 was due to tax expense associated with the Company’s UK, German, and Australian operations, as well as tax expense in the US.  The net income tax expense for the three months ended December 31, 2007 was largely due to tax expense in the US and Australia, and was partially offset by an income tax benefit associated with the Company’s UK operations.  In each of the quarters ended December 31, 2008 and 2007, the income tax expense recorded in the US was principally attributable to an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes but not amortized for financial reporting purposes.  The US tax expense also consisted of a small amount of state income tax expense which will be incurred irrespective of the Company’s net operating loss carryforwards.

The Company recorded income tax expense of $0.3 million for the six months ended December 31, 2008 and an income tax benefit of $0.2 million for the six months ended December 31, 2007.  The income tax expense for the six months ended December 31, 2008 was net of approximately $0.4 million of one-time, non-recurring tax benefits arising from a reduction in the Company’s unrecognized tax benefits upon the expiration of certain statutes of limitations, from the enactment of legislation during fiscal year 2009 that allowed the Company to claim a tax refund for a portion of its unused research and development credit carryforwards in the US, and from a decrease in the Company’s German tax rate as a result of a restructuring of the Company’s German operations.  The Company’s net income tax expense also reflected expense associated with the Company’s German, French, and Australian operations, as well as income tax expense in the US.  In the six months ended December 31, 2007, the net income tax benefit was due to the Company’s European operations and the one-time impact of a tax benefit arising from the enactment of legislation that decreased the Company’s tax rates in the UK and Germany, partially offset by income tax expense in the US and Australia.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Core technology	$26,862	$(21,843)	$5,019
Customer related	48,392	(23,157)	25,235
Patent	953	(207)	746
Other intangible assets	1,044	(437)	607
Total	$77,251	$(45,644)	$31,607
Unamortized intangible assets:
Goodwill			62,145
Total intangible assets, net			$93,752

	As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer related	$54,081	$(20,402)	$33,679
Core technology	30,408	(22,492)	7,916
Patent	953	(172)	781
Other intangible assets	1,051	(200)	851
Total	$86,493	$(43,266)	$43,227
Unamortized intangible assets:
Goodwill			72,187
Total intangible assets			$115,414

The decrease in the Company’s goodwill balance at December 31, 2008 as compared to June 30, 2008 was due to the impact of changes in foreign currency exchange rates.

Estimated amortization expense for fiscal year 2009 and subsequent fiscal years is as follows:

(in thousands)
2009	$15,552
2010	11,468
2011	7,880
2012	3,111
2013	1,541
2014 and thereafter	439

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission (SEC).

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

For the first six months of fiscal year 2009, our revenue increased to $69.8 million from $63.2 million in the same period of fiscal year 2008. This revenue increase was primarily attributable to the revenue contribution from Optio Software, Inc. (Optio), which we acquired in April 2008, and increased revenues from our Legal eXchange product offering as a result of continued customer adoption of that product.  These increases were offset in part by a decrease of $4.1 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro, which depreciated against the US Dollar during the six months ended December 31, 2008.

We had a net loss of $6.7 million in the six months ended December 31, 2008 compared to net loss of $1.5 million in the same period of the prior year. The net loss in the six months ended December 31, 2008 reflected $12.8 million of expense associated with the amortization of intangible assets and stock compensation. The increase of approximately $3.1 million in intangible asset amortization during the first six months of fiscal year 2009 as compared to the first six months of fiscal year 2008 reflects the expense impact of our acquisition of Optio in April 2008. Increases in our cost of revenue and operating expense categories during the first six months of fiscal year 2009 as compared to the first six months of fiscal year 2008 largely reflect our overall increased operating costs as a result of our Optio acquisition and our general business growth, offset in part by a decrease of approximately $3.7 million due to a decline in foreign exchange rates associated with the British Pound Sterling and European Euro.

In the first six months of fiscal 2009, we derived approximately 46% of our revenue from customers located outside of North America, principally in Europe and Australia.  We expect future revenue growth to be driven by increased purchases of our products by new and existing bank and financial institution customers in both North America and international markets, the continued market adoption of our Legal eXchange product in the US, increased sales of our payments and transactional documents products, and the contribution of revenue from our newer subscription and transaction based products.  However, we anticipate that the British Pound Sterling and European Euro currencies may continue to weaken against the US Dollar.  To the extent that this occurs, or to the extent that the already weakened European currencies do not return to pre-fiscal 2009 levels, we expect that the translation of our 2009 European revenues to US Dollars will continue to be negatively impacted as compared to the corresponding periods of fiscal year 2008.

While we continue to grow our business, the economic environment we are operating in has grown increasingly more challenging over the past year. While we have not experienced any decline in our expected volume of customer orders we are observing that, in some cases, closing new business is taking somewhat longer. Our customers operate in many different industries; a diversification that we believe helps us in this economic climate. Additionally, we believe that our recurring and subscription revenue base helps position us defensively against any short term economic downturn. While we believe that we continue to compete favorably in all of the markets we serve, ongoing or worsening economic stresses could impact our business more significantly in the future.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2008 related to stock-based compensation, revenue recognition, goodwill and intangible assets and the valuation of acquired intangible assets and acquired deferred revenue. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 12, 2008. There have been no changes to our critical accounting policies during the six months ended December 31, 2008.

Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (July 1, 2009 for us) and early adoption is prohibited. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

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

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Revenues by segment

We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions.  The following table represents our revenues by segment:

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$22,955	66.9	$21,073	66.2	$1,882	8.9
Banking Solutions	5,433	15.8	4,782	15.0	651	13.6
Outsourced Solutions	5,946	17.3	5,977	18.8	(31)	(0.5)
	$34,334	100.0	$31,832	100.0	$2,502	7.9

Payments and Transactional Documents. The revenue increase for the three months ended December 31, 2008 was primarily attributable to the revenue contribution from Optio, which we acquired in April 2008. This increase was offset in part by a decrease of $2.8 million as a result of declining foreign exchange rates associated with the British Pound Sterling and European Euro. We expect revenue for the Payments and Transactional Documents segment to increase during the remainder of fiscal 2009 as a result of the continued revenue contribution from Optio and from increased sales of our payment and document management solutions. However, we currently expect that the translation of our European based revenues to US Dollars will continue to be negatively impacted as compared to the same periods in fiscal year 2008, due to declining European foreign exchange rates.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the comparable quarter of fiscal 2008, as we continued to generate revenue from our continued expansion into the European markets and several large ongoing banking projects, one of which was completed during the quarter. We expect revenues for the Banking Solutions segment to increase during the remainder of the fiscal year as a result of the contribution of revenue from ongoing projects and from additional purchases by new and existing bank and financial institution customers in both North America and international markets.

Outsourced Solutions. The slight revenue decrease for the three months ended December 31, 2008 was due to a decrease in European foreign currency exchange rates and a decrease in revenue from certain of our legacy outsourced accounts payable automation products in Europe.  These decreases were offset in part by revenue increases related to our Legal eXchange product offering.  We expect revenue for the Outsourced Solutions segment to increase during the remainder of the fiscal year as current customers of Legal eXchange move from the implementation phase (during which no revenue is recorded) into live production and as new customers purchase this solution.

Revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$3,597	10.5	$3,393	10.7	$204	6.0
Subscriptions and transactions	7,744	22.5	7,342	23.0	402	5.5
Service and maintenance	20,527	59.8	18,083	56.8	2,444	13.5
Equipment and supplies	2,466	7.2	3,014	9.5	(548)	(18.2)
Total revenues	$34,334	100.0	$31,832	100.0	$2,502	7.9

Software Licenses. The increase in software license revenues was due principally to the revenue contribution from Optio, and an increase in revenue due to an increase in demand for certain of our European payment products, offset in part by a decrease of approximately $0.4 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro and a small decrease in certain of our domestic payments software license revenues.  We expect software license revenues to increase during the remainder of fiscal year 2009, principally as a result of the continued revenue contribution from Optio and as a result of increased software license revenue from our US and European operations as well as our Banking Solutions segment.

 Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from new Legal eXchange customers and the revenue contribution from certain Optio products that are sold on a subscription basis. These increases were offset in part by a decrease of $0.8 million as a result of declining foreign exchange rates associated with the British Pound Sterling. We expect subscription and transaction revenues to increase during the remainder of the fiscal year as a result of orders for our newer subscription and transaction based product offerings, the revenue contribution from new Legal eXchange customers and the continued revenue contribution from Optio.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of the revenue contribution from Optio and an increase in professional services revenues associated with several large banking projects. These increases were offset by a decrease of $1.5 million as a result of declining foreign exchange rates associated with the British Pound Sterling and European Euro. We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of the increased revenue contribution from Optio and from new and existing projects within our Banking Solutions segment.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease of approximately $0.5 million as a result of declining foreign exchange rates associated with the British Pound Sterling, and our continued de-emphasis of lower margin transactions within this aspect of our business. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of 2009.

Cost of revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$207	0.6	$237	0.7	$(30)	(12.7)
Subscriptions and transactions	3,743	10.9	3,913	12.3	(170)	(4.3)
Service and maintenance	9,301	27.1	7,320	23.0	1,981	27.1
Stock compensation expense	261	0.8	236	0.7	25	10.6
Equipment and supplies	1,824	5.3	2,091	6.6	(267)	(12.8)
Total cost of revenues	$15,336	44.7	$13,797	43.3	$1,539	11.2
Gross profit	$18,998	55.3	$18,035	56.7	$963	5.3

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 6% of software license revenues in the three months ended December 31, 2008 as compared to 7% for the three months ended December 31, 2007.  We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 48% of subscription and transaction revenues in the three months ended December 31, 2008 from 53% in the three months ended December 31, 2007.  The decrease in subscription and transaction costs as a percentage of revenue was due principally to the overall increase in our subscription and transaction revenue streams, some of which is related to our acquisition of Optio, improved margins for our transactional revenue streams in Europe, improved Legal eXchange margins in the US and the shift of certain expenses from the subscriptions and transactions cost of sales category to the service and maintenance costs of sales category based on changes in where internal resources were deployed. We expect that subscription and transaction costs will remain relatively consistent as a percentage of subscription and transaction revenue during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased as a percentage of service and maintenance revenues to 45% in the three months ended December 31, 2008 as compared to 40% in the three months ended December 31, 2007. The increase in service and maintenance costs as a percentage of service and maintenance revenues was due to lower margins in our Banking Solutions segment, as we continued to expand our professional service and support teams for new customers, the impact of the fair value discount applied to acquired software maintenance contracts in the Optio acquisition, and the shift of certain expenses from the subscriptions and transactions cost of sales category to the service and maintenance costs of sales category based on changes in where internal resources were deployed.  We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased to 74% of equipment and supplies revenues in the three months ended December 31, 2008 compared to 69% of equipment and supplies revenues in the three months ended December 31, 2007. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was due to an unfavorable mix of lower margin revenue transactions and due to higher costs of certain supplies in the three months ended December 31, 2008.  We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$7,502	21.8	$7,161	22.5	$341	4.8
Stock compensation expense	648	1.9	686	2.2	(38)	(5.5)
Product development and engineering	5,041	14.7	4,026	12.6	1,015	25.2
Stock compensation expense	197	0.6	200	0.6	(3)	(1.5)
General and administrative	3,522	10.2	3,747	11.8	(225)	(6.0)
Stock compensation expense	1,097	3.2	980	3.1	117	11.9
Amortization of intangible assets	3,948	11.5	2,682	8.4	1,266	47.2
Total operating expenses	$21,955	63.9	$19,482	61.2	$2,473	12.7

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 due to higher operating costs, largely as a result of headcount-related cost increases from our Optio acquisition. These increases were offset by a decrease of $0.8 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro. We expect that sales and marketing expenses will increase slightly over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands, as well as development of our newer accounts payable automation products. The increase in product development and engineering expenses was primarily attributable to expenses associated with the activities of Optio, and to a decrease in the use of development resources in revenue-generating roles during the period, the cost of which, to the extent occurring, is recorded as a cost of revenue.  These increases were offset by a decrease of $0.2 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro. We expect that product development and engineering expenses will increase slightly during the remainder of the fiscal year as we invest in new products and initiatives.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The decrease in general and administrative expenses was principally attributable to a decrease of $0.3 million due to a decline in European foreign currency exchange rates and a decrease in the use of third party contractors, offset in part by increases in telecommunications costs and depreciation expense.  We expect that general and administrative expenses will remain relatively consistent during the remainder of the fiscal year.

Stock Compensation Expense. During the three months ended December 31, 2008, stock compensation expense remained relatively consistent at $2.2 million as compared to $2.1 million for the three months ended December 31, 2007. The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the three months ended December 31, 2008 and 2007, stock compensation expense was allocated as follows:

	Three Months Ended December 31,
	2008	2007
	(in thousands)
Cost of revenues, service and maintenance	$261	$236
Sales and marketing	648	686
Product development and engineering	197	200
General and administrative	1,097	980
	$2,203	$2,102

For the remainder of fiscal 2009, we expect stock compensation costs to increase slightly compared to the level of expense recorded in our second quarter.

Amortization of Intangible Assets. Amortization expense increased as a result of the amortization of intangible assets arising from our acquisition of Optio. Based on current exchange rates, we expect that total amortization expense for fiscal 2009 will approximate $15.6 million.

Other Income, Net

	Three Months Ended December 31,		Increase (Decrease) Between Periods
	2008	2007	2008 Compared to 2007
	(in thousands)%
Interest income	$189	$800	$(611)	(76.4)
Interest expense	(3)	(2)	1	50.0
Other income, net	429	98	331	337.8
Other income, net	$615	$896	$(281)	(31.4)

Other Income, Net.  In the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, interest income decreased as a result of the overall decrease in our cash and investments balances, which occurred principally due to our use of cash to acquire Optio in April 2008 and as a result of declining yields on our short-term cash instruments.  We expect interest income to remain below fiscal 2008 levels during the remainder of fiscal 2009, reflecting the impact of lower cash and investment balances as well as lower marketplace interest yields.  Other income, net increased as a result of certain foreign exchange gains occurring as a result of the devaluation of the British Pound Sterling as compared to the European Euro. Excluding the anticipated decline in interest income, we expect that the individual components of other income and expense will continue to represent insignificant components of our overall operations for the remainder of 2009.

        Provision for Income Taxes.  We recorded income tax expense of $0.5 million and $0.1 million for the three months ended December 31, 2008 and 2007, respectively.  The income tax expense recorded for the quarter ended December 31, 2008 was due to tax expense associated with our UK, German, and Australian operations, as well as tax expense in the US.  The net income tax expense for the three months ended December 31, 2007 was largely due to tax expense in the US and Australia, partially offset by an income tax benefit associated with our UK operations.  In each of the quarters ended December 31, 2008 and 2007, the income tax expense recorded in the US was principally attributable to an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes but not amortized for financial reporting purposes.  The US tax expense also consisted of a small amount of state income tax expense which will be incurred irrespective of our net operating loss carryforwards.

Six Months Ended December 31, 2008 Compared to the Six Months Ended December 31, 2007

Revenues by segment

We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions.  The following table represents our revenues by segment:

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$46,331	66.3	$41,220	65.2	$5,111	12.4
Banking Solutions	11,106	15.9	10,408	16.5	698	6.7
Outsourced Solutions	12,403	17.8	11,566	18.3	837	7.2
	$69,840	100.0	$63,194	100.0	$6,646	10.5

Payments and Transactional Documents. The revenue increase for the six months ended December 31, 2008 was primarily attributable to the revenue contribution from Optio, which we acquired in April 2008. This increase was offset in part by a decrease of $3.5 million as a result of declining foreign exchange rates associated with the British Pound Sterling and European Euro.

Banking Solutions. Revenues from our Banking Solutions segment increased slightly as compared to the comparable prior period, as we continued to generate revenue from several large ongoing banking projects.

Outsourced Solutions. The revenue increase for the six months ended December 31, 2008 was due to an increase in revenue from our Legal eXchange offering as a result of new customers, offset in part by a decrease of $0.6 million in European foreign currency exchange rates and by a decrease in revenues from certain of our legacy outsourced accounts payable automation products in Europe.

Revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$7,203	10.3	$6,758	10.7	$445	6.6
Subscriptions and transactions	15,973	22.9	14,184	22.4	1,789	12.6
Service and maintenance	41,676	59.7	35,768	56.6	5,908	16.5
Equipment and supplies	4,988	7.1	6,484	10.3	(1,496)	(23.1)
Total revenues	69,840	100.0	63,194	100.0	6,646	10.5

Software Licenses. The increase in software license revenues was due principally to the revenue contribution from Optio, which we acquired in April 2008, and an increase in revenue due to an increase in demand for certain of our European payment products, offset in part by a decrease in software license revenue from our Banking Solutions segment due to the timing of project completion of a large banking project and a decrease of approximately $0.4 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro.

 Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from new Legal eXchange customers and the revenue contribution from certain Optio products that are sold on a subscription basis. These increases were offset in part by a decrease of $1.1 million as a result of declining foreign exchange rates associated with the British Pound Sterling.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of the revenue contribution from Optio and an increase in professional services revenues associated with several large banking projects. These increases were offset by a decrease of $1.9 million as a result of declining foreign exchange rates associated with the British Pound Sterling and European Euro.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease in demand for certain of our paper based products, a decrease of approximately $0.7 million as a result of declining foreign exchange rates associated with the British Pound Sterling, and our continued de-emphasis of lower margin transactions within this aspect of our business.

Cost of revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$407	0.6	$425	0.7	$(18)	(4.2)
Subscriptions and transactions	7,860	11.2	7,884	12.5	(24)	(0.3)
Service and maintenance	18,913	27.1	14,920	23.6	3,993	26.8
Stock compensation expense	521	0.7	468	0.7	53	11.3
Equipment and supplies	3,679	5.3	4,614	7.3	(935)	(20.3)
Total cost of revenues	$31,380	44.9	$28,311	44.8	$3,069	10.8
Gross profit	$38,460	55.1	$34,883	55.2	$3,577	10.3

Software Licenses. Software license costs remained consistent at 6% of software license revenues in the six months ended December 31, 2008 as compared to the six months ended December 31, 2007.

Subscriptions and Transactions. Subscriptions and transactions costs decreased to 49% of subscription and transaction revenues in the six months ended December 31, 2008 from 56% in the six months ended December 31, 2007.  The decrease in subscription and transaction costs as a percentage of revenue was due principally to the overall increase in our subscription and transaction revenue streams, and the shift of certain expenses from the subscriptions and transactions cost of sales category to the service and maintenance costs of sales category based on changes in where internal resources were deployed.

Service and Maintenance. Service and maintenance costs increased as a percentage of service and maintenance revenues to 45% in the six months ended December 31, 2008 as compared to 42% in the six months ended December 31, 2007. The increase in service and maintenance costs as a percentage of service and maintenance revenues was due to lower margins in our Banking Solutions segment, as we continued to expand our professional service and support teams for new customers, the impact of the fair value discount applied to acquired software maintenance contracts in the Optio acquisition, and the shift of certain expenses from the subscriptions and transactions cost of sales category to the service and maintenance costs of sales category based on changes in where internal resources were deployed.

Equipment and Supplies. Equipment and supplies costs increased slightly to 74% of equipment and supplies revenues in the six months ended December 31, 2008 compared to 71% of equipment and supplies revenues in the six months ended December 31, 2007. The increase in equipment and supplies costs as a percentage of equipment and supplies revenues was due to a slightly higher mix of lower margin transactions (supplies versus equipment) for the six months ended December 31, 2008.

Operating Expenses

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2008 Compared to 2007
	2008		2007
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$15,445	22.1	$14,069	22.3	$1,376	9.8
Stock compensation expense	1,343	1.9	1,297	2.0	46	3.5
Product development and engineering	10,260	14.7	8,069	12.8	2,191	27.2
Stock compensation expense	400	0.6	383	0.6	17	4.4
General and administrative	7,643	10.9	7,305	11.6	338	4.6
Stock compensation expense	2,149	3.1	1,880	3.0	269	14.3
Amortization of intangible assets	8,384	12.0	5,330	8.4	3,054	57.3
Total operating expenses	$45,624	65.3	$38,333	60.7	$7,291	19.0

Sales and Marketing. Sales and marketing expenses increased in the six months ended December 31, 2008 as compared to the six months ended December 31, 2007 due to higher operating costs, largely as a result of headcount related cost increases from our Optio acquisition. These increases were offset by a decrease of $1.0 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro.

Product Development and Engineering. The increase in product development and engineering expenses was primarily attributable to expenses associated with the operating costs of Optio, which we acquired in April 2008, and by a decrease in the use of development resources in revenue-generating roles during the period, the cost of which, to the extent occurring, is recorded as a cost of revenue.  These increases were offset by a reduction of $0.3 million related to declining foreign exchange rates associated with the British Pound Sterling and the European Euro.

General and Administrative. The increase in general and administrative expenses was principally attributable to expenses associated with the activities of Optio offset in part by a decrease of $0.4 million related to a decline in European foreign currency exchange rates.

Stock Compensation Expense. During the six months ended December 31, 2008, stock compensation expense increased slightly to $4.4 million as compared to $4.0 million for the six months ended December 31, 2007. The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the six months ended December 31, 2008 and 2007, stock compensation expense was allocated as follows:

	Six Months Ended December 31,
	2008	2007
	(in thousands)
Cost of revenues, service and maintenance	$521	$468
Sales and marketing	1,343	1,297
Product development and engineering	400	383
General and administrative	2,149	1,880
	$4,413	$4,028

Amortization of Intangible Assets. Amortization expense increased as a result of the amortization of intangible assets arising from our acquisition of Optio.

Other Income, Net

	Six Months Ended December 31,		Increase (Decrease) Between Periods
	2008	2007	2008 Compared to 2007
	(in thousands)%
Interest income	$454	$1,630	$(1,176)	(72.1)
Interest expense	(27)	(12)	15	125.0
Other income, net	336	175	161	92.0
Other income, net	$763	$1,793	$(1,030)	(57.4)

Other Income, Net.  For the six months ended December 31, 2008 as compared to the six months ended December 31, 2007, interest income decreased as a result of the overall decrease in our cash and investments balances, which occurred principally as a result of our use of cash to acquire Optio in April 2008 and as a result of declining yields on our short-term cash investments.  Other income, net increased as a result of foreign exchange gains occurring as a result of the devaluation of the British Pound Sterling as compared to the European Euro.

Provision for Income Taxes.  We recorded income tax expense of $0.3 million for the six months ended December 31, 2008 and an income tax benefit of $0.2 million for the six months ended December 31, 2007.   The income tax expense for the six months ended December 31, 2008 was net of approximately $0.4 million of one-time, non-recurring tax benefits arising from a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations, from the enactment of legislation during the quarter ended September 30, 2008 that allowed us to claim a tax refund for a portion of our unused research and development credit carryforwards in the US, and from a decrease in our German tax rate as a result of a restructuring of our German operations during fiscal year 2009.  Our net income tax expense also reflected expense associated with our German, French, and Australian operations, as well as income tax expense in the US.  In the six months ended December 31, 2007, the net income tax benefit was due to our European operations and the one-time impact of a tax benefit arising from the enactment of legislation that decreased our tax rates in the UK and Germany, partially offset by income tax expense in the US and Australia.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	Six Months Ended December 31,
	2008	2007
	(in thousands)
Cash provided by operating activities	$10,434	$8,461

	December 31,	June 30,
	2008	2008
	(in thousands)
Cash, cash equivalents and marketable securities	$34,759	$35,373
Working capital	19,403	19,803

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We have generated positive operating cash flows in each of our last seven completed fiscal years. We believe that cash generated from our operations and the cash, cash equivalents and marketable securities on hand will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would require the approval of our board of directors and, in some cases, stockholders and potentially bank or regulatory approval. We also may undertake additional business or asset acquisitions or divestitures.

During the six months ended December 31, 2008, our cash balances decreased by approximately $7.3 million as a result of a decline in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar.  To the extent that exchange rates associated with these foreign currencies decline further, we could be subject to further decreases in our cash balances upon translation to US Dollars.  However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we are experiencing, are adequate to meet our liquidity and working capital requirements for the foreseeable future.

Operating Activities

	Six Months Ended December 31,
	2008	2007
	(in thousands)
Net loss	$(6,718)	$(1,475)
Non-cash adjustments	14,411	10,350
Changes in working capital	2,741	(414)
Net cash provided by operating activities	$10,434	$8,461

Net cash provided by operating activities for the six months ended December 31, 2008 was due to our net loss, affected by favorable non-cash adjustments and an increase in deferred revenue, offset by decreases in our accounts payable, accrued expenses and an increase in accounts receivable.  Net cash provided by operating activities for the six months ended December 31, 2007 was due to our net loss, affected by favorable non-cash adjustments, offset in part by decreases in accrued expenses and deferred revenue and an increase in accounts receivable. Non-cash adjustments are transactions that result in the recognition of financial statement expense but not a corresponding cash receipt or disbursement in the period, such as stock compensation expense, amortization of intangible assets, depreciation and amortization of property and equipment and provision for allowances of accounts receivable.

Investing Activities

	Six Months Ended December 31,
	2008		2007
	(in thousands)
Purchases of available-for-sale securities	$	---	$(225)
Proceeds from sale of available-for-sale securities		---	26,050
Purchases of held-to-maturity securities		(53)	(51)
Proceeds from sales of held-to-maturity securities		53	51
Purchases of property and equipment		(2,060)	(1,270)
Net cash (used in) provided by investing activities		$(2,060)	$24,555

In the six months ended December 31, 2008, cash was used to acquire property and equipment. For the six months ended December 31, 2007, cash was primarily provided through the sale of marketable securities and, to a lesser extent, was used to acquire property and equipment. We expect to incur quarterly capital expenditures during the remainder of fiscal 2009 that, on average, will be consistent with the level of capital expenditures incurred in our first six months of the year, as we continue to invest in our IT and hosted infrastructure.

Financing Activities

	Six Months Ended December 31,
	2008	2007
	(in thousands)
Repurchase of common stock	$(2,603)	$(6,708)
Proceeds from employee stock purchase plan and exercise of stock optionsproceeds	961	4,988
Excess tax benefits associated with stock compensation	10	108
Payment of bank financing fees	(20)	(20)
Capital lease payments	(65)	(15)
Net cash used in financing activities	$(1,717)	$(1,647)

Net cash used in financing activities for the six months ended December 31, 2008 and December 31, 2007 was primarily the result of the repurchase of our common stock, offset in part by proceeds received from the exercise of stock options and contributions to our employee stock purchase plan.

Off-Balance Sheet Arrangements

During the six months ended December 31, 2008, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of December 31, 2008:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$14,813	$1,922	$9,597	$2,973	$321
Capital lease obligations	329	74	252	3	---
Total	$15,142	$1,996	$9,849	$2,976	$321

*Payment due dates are calculated from our most recent fiscal year end of June 30, 2008

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above.   Also excluded from the table is our estimate of unrecognized tax benefits as of December 31, 2008 in the amount of $0.4 million.  These amounts have been excluded because as of December 31, 2008 we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities primarily due to changes in interest rates. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on September 12, 2008; however, given the recent volatility in foreign currency exchange rates, particularly the British Pound Sterling, we have provided a sensitivity analysis below that illustrates the potential impact to our cash and cash equivalents balances of on-going exchange rate fluctuations.

Foreign currency translation risk

Based on our cash and cash equivalents balances denominated in non-US currencies as of December 31, 2008, a 10% increase or decrease in the exchange rate between the British Pound Sterling and the US Dollar would result in an increase or decrease to our cash and cash equivalents of approximately $1.8 million. A 10% increase or decrease in the exchange rate between the European Euro and the US Dollar would result in an increase or decrease to our cash and cash equivalents of approximately $0.4 million. A 10% increase or decrease in the exchange rate between the Australian Dollar and the US Dollar would result in an increase or decrease to our cash and cash equivalents of approximately $0.2 million.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 The following risk factor related to the overall economic environment represents a material addition to our risk factors, and should be considered in addition to the other risk factors that follow, which do not reflect any material changes from the risk factors initially disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008.

Ongoing financial market volatility and adverse changes in the domestic and global economic environment could have a significant adverse impact on our business, financial condition and operating results

Our business and operating results could be significantly impacted by general economic conditions. In recent months, the US and global economies have experienced an unprecedented series of events due to the effects of the credit market crisis, slowing global economic activity, a decrease in consumer and business confidence and severe liquidity concerns. A prolonged economic downturn could result in a variety of risks to our business, including:

•	increased volatility in our stock price;

•	increased volatility in foreign currency exchange rates;

•
delays in, or curtailment of, purchasing decisions by our customers or potential customers either as a result of continuing economic uncertainty or anxiety, or as a result of their inability to access the liquidity necessary to engage in purchasing initiatives;

•	increased credit risk associated with our customers or potential customers, particularly those that may operate in industries most affected by the economic downturn, such as financial services; and

•	impairment of our goodwill or other assets.

Over the last several months, including the three months ended December 31, 2008, we have experienced a decline in the foreign currency exchange rates associated with the British Pound Sterling and European Euro, which has negatively impacted our overall revenue growth. Additionally, we have recently experienced a higher than anticipated level of volatility in our common stock price, which we believe has been a result of the general financial market turmoil rather than the result of anything specific to our business. To date, we have not experienced order cancellations or disruption with our existing customers, but we have noticed that, in some cases, closing new business is taking somewhat longer.  However, to date we have not experienced any decline in what we would consider to be a normal volume of customer orders. To the extent that the current economic downturn worsens or persists, or any of the above risks occur, our business and operating results could be significantly and adversely affected.

Our common stock has experienced and may continue to undergo extreme market price and volume fluctuations

The NASDAQ Global Market has recently experienced extreme price and volume fluctuations. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced and may continue to undergo extreme fluctuations due to a variety of factors, including:

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in Europe and Australia.  In the first six months of fiscal 2009, approximately 46% of our revenues were attributable to customers located outside of North America and approximately 33% of our operating expenses were attributable to our operations outside of the US.  In recent months, the foreign currency exchange rates of the British Pound, European Euro and Australian Dollar to the US Dollar have declined significantly, and we anticipate that foreign currency exchange rates will continue to fluctuate in the near term.  As we experienced in the first six months of fiscal 2009, continued appreciation of the US Dollar against foreign currencies will have the impact of reducing both our revenues and operating expenses.

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, or expenses related to acquired in-process research and development costs, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At December 31, 2008, the carrying value of our goodwill and our other intangible assets was approximately $62.1 million and $31.6 million, respectively. While we reviewed our goodwill and intangible assets during the fourth quarter of fiscal year 2008 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of acquisitions in future periods. Further, to the extent we acquire projects related to in-process research and development activities, such amounts require immediate, rather than ratable, expense recognition.  Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we experienced slowing growth rates with certain of our licensed software products. In the six months ended December 31, 2008, we experienced a decline in the foreign currency exchange rates of our European based revenues, which negatively impacted our revenue growth.  A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
October 1, 2008 — October 31, 2008	44,000	$7.47	44,000	$5,994,000
November 1, 2008 — November 30, 2008	107,000	$6.79	107,000	$5,267,000
December 1, 2008 — December 31, 2008	---	---	---	$5,267,000
Total	151,000	$6.99	151,000	$5,267,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Pursuant to the terms of our existing Loan and Security Agreement with Silicon Valley Bank, any decision to pay dividends on our common stock would be subject to the bank’s approval.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on November 18, 2008.  The following matters were voted upon at the Annual Meeting.

1.
Election of Directors. Holders of 18,521,067 shares of our common stock voted to elect Joseph L. Barry, Jr. to serve for a term of three years as a Class I Director.  Holders of 4,418,998 shares of our common stock withheld votes from such director.  Holders of 22,838,965 shares of our common stock voted to elect Robert A. Eberle to serve for a term of three years as a Class I Director.  Holders of 101,100 shares of our common stock withheld votes from such director.  Holders of 22,876,901 shares of our common stock voted to elect Jeffrey C. Leathe to serve for a term of three years as a Class I Director.  Holders of 63,164 shares of our common stock withheld votes from such director.

2.
Ratification of Independent Registered Public Accounting Firm. Holders of 22,904,709 shares of our common stock voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year.  Holders of 29,973 shares of our common stock voted against ratifying such appointment, holders of 5,383 shares abstained from voting and no shares were broker non-votes.

Item 6. Exhibits

See the Exhibit Index on page 35 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 6, 2009	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Executive Officer Bonus Plan for 2009 with respect to Robert A. Eberle and Peter S. Fortune, as amended

10.2	Letter Agreement dated as of December 23, 2008 between Bottomline Technologies (de), Inc. and Robert A. Eberle

10.3	Letter Agreement dated as of December 23, 2008 between Bottomline Technologies (de), Inc. and Kevin M. Donovan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer