Form 10-Q
period 2009-05-08
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2009-05-08
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2009 was 25,062,459 .

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$40,957	$35,316
Marketable securities	42	57
Accounts receivable, net of allowance for doubtful accounts and returns of $724 at March 31, 2009 and $1,433 at June 30, 2008	23,068	28,747
Other current assets	4,649	6,157
Total current assets	68,716	70,277
Property and equipment, net	10,094	11,840
Intangible assets, net	88,629	115,414
Other assets	3,628	1,235
Total assets	$171,067	$198,766

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,182	$8,856
Accrued expenses	7,667	10,997
Deferred revenue	31,169	30,621
Total current liabilities	44,018	50,474
Deferred revenue, non-current	9,256	3,856
Deferred income taxes	2,276	4,179
Other liabilities	1,586	1,992
Total liabilities	57,136	60,501

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	---	---
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—26,291 at March 31, 2009, and 25,854 at June 30, 2008; outstanding shares—24,130 at March 31, 2009, and 23,939 at June 30, 2008	26	26
Additional paid-in capital	283,898	277,660
Accumulated other comprehensive (loss) income	(12,355)	7,766
Treasury stock: 2,161 shares at March 31, 2009, and 1,915 shares at June 30, 2008, at cost	(23,958)	(22,195)
Accumulated deficit	(133,680)	(124,992)
Total stockholders’ equity	113,931	138,265
Total liabilities and stockholders’ equity	$171,067	$198,766

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Software licenses	$3,237	$3,149
Subscriptions and transactions	7,495	7,223
Service and maintenance	20,599	18,359
Equipment and supplies	1,960	3,301
Total revenues	33,291	32,032
Cost of revenues:
Software licenses	189	173
Subscriptions and transactions	3,607	3,839
Service and maintenance (1)	9,194	8,117
Equipment and supplies	1,423	2,409
Total cost of revenues	14,413	14,538

Gross profit	18,878	17,494
Operating expenses:
Sales and marketing (1)	7,449	7,411
Product development and engineering (1)	4,742	4,016
General and administrative (1)	4,344	4,516
Amortization of intangible assets	3,589	2,629
Total operating expenses	20,124	18,572
Loss from operations	(1,246)	(1,078)
Other (expense) income, net	(53)	998
Loss before income taxes	(1,299)	(80)
Provision for income taxes	671	267
Net loss	(1,970)	(347)
Basic and diluted net loss per share:	$(0.08)	$(0.01)
Shares used in computing basic and diluted net loss per share:	24,047	23,927

(1)	Stock based compensation is allocated as follows:

	Three Months Ended March 31,
	2009	2008
Cost of revenues: service and maintenance	$276	$271
Sales and marketing	528	800
Product development and engineering	165	209
General and administrative	916	1,095
	$1,885	$2,375

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Nine Months Ended March 31,
	2009	2008
Revenues:
Software licenses	$10,440	$9,906
Subscriptions and transactions	23,468	21,407
Service and maintenance	62,275	54,127
Equipment and supplies	6,948	9,786
Total revenues	103,131	95,226
Cost of revenues:
Software licenses	596	598
Subscriptions and transactions	11,468	11,723
Service and maintenance (1)	28,628	23,504
Equipment and supplies	5,101	7,024
Total cost of revenues	45,793	42,849
Gross profit	57,338	52,377
Operating expenses:
Sales and marketing (1)	24,236	22,777
Product development and engineering (1)	15,402	12,468
General and administrative (1)	14,136	13,702
Amortization of intangible assets	11,973	7,958
Total operating expenses	65,747	56,905
Loss from operations	(8,409)	(4,528)
Other income, net	709	2,790
Loss before income taxes	(7,700)	(1,738)
Provision for income taxes	988	84
Net loss	(8,688)	(1,822)
Basic and diluted net loss per share	$(0.36)	$(0.08)
Shares used in computing basic and diluted net loss per share:	23,988	23,806

(1)	Stock based compensation is allocated as follows:

	Nine Months Ended March 31,
	2009	2008
Cost of revenues: service and maintenance	$796	$740
Sales and marketing	1,872	2,097
Product development and engineering	564	592
General and administrative	3,066	2,975
	$6,298	$6,404

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(8,688)	$(1,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	6,298	6,404
Amortization of intangible assets	11,973	7,958
Depreciation and amortization of property and equipment	2,950	2,525
Deferred income tax expense (benefit)	196	(561)
Excess tax benefits associated with stock compensation	(12)	(118)
Provision for allowances on accounts receivable	(6)	(125)
Provision for obsolete inventory	12	15
Loss (gain) on foreign exchange	246	(309)
Loss on disposal of equipment	13	51
Changes in operating assets and liabilities:
Accounts receivable	2,418	4,498
Inventory, prepaid expenses and other current assets	(1,759)	921
Accounts payable, accrued expenses and deferred revenue	4,191	(2,322)
Net cash provided by operating activities	17,832	17,115
Investing activities:
Purchases of available-for-sale securities	---	(225)
Proceeds from sales of available-for-sale securities	---	27,050
Purchases of held-to-maturity securities	(53)	(51)
Proceeds from sales of held-to-maturity securities	53	51
Purchases of property, plant and equipment, net	(2,477)	(3,159)
Net cash (used in) provided by investing activities	(2,477)	23,666
Financing activities:
Repurchase of common stock	(3,068)	(8,611)
Proceeds from employee stock purchase plan and exercise of stock optionsoceeds	1,327	5,674
Excess tax benefits associated with stock compensation	12	118
Payment of bank financing fees	(20)	(20)
Payment of long-term financing obligation	(89)	---
Capital lease payments	(97)	(22)
Net cash used in financing activities	(1,935)	(2,861)
Effect of exchange rate changes on cash and cash equivalents	(7,779)	(40)
Increase in cash and cash equivalents	5,641	37,880
Cash and cash equivalents at beginning of period	35,316	38,997
Cash and cash equivalents at end of period	$40,957	$76,877

See accompanying notes.

Bottomline Technologies (de), Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2009

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2009. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 12, 2008.

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

At March 31, 2009, assets and liabilities of the Company measured at fair value on a recurring basis included marketable securities of $42,000.  These were valued based on reference to quoted prices in active markets (Level 1 inputs).

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

In connection with the acquisition, the Company recorded costs associated with the involuntary termination of certain Optio employees and costs associated with Optio facility exit activities. At March 31, 2009, certain estimated costs associated with a facility exit were still being finalized.  Accordingly, the preliminary estimate of the facilities costs might require adjustment, with a corresponding adjustment recorded through goodwill. A summary of the severance and facility exit accrual activity through March 31, 2009 is presented below.

	Facility Exit Costs	Severance Costs
	(in thousands)
Initial estimate, included in preliminary purchase price allocation for Optio	$1,220		$1,415
Adjustments to original estimate, recorded through goodwill	(11)		49
Payments charged against the accrual	(505)		(1,319)
Impact of changes in foreign currency exchange rates	(26)		(145)
Remaining accrual at March 31, 2009	$678	$	---

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

	Pro Forma Three Months Ended March 31, 2008	Pro Forma Nine Months Ended March 31, 2008
	(unaudited) (in thousands)	(unaudited) (in thousands)
Revenues	$38,265	$111,549
Net loss	$(3,218)	$(13,660)
Net loss per basic and diluted share	$(0.13)	$(0.57)

 Note 4—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net loss	$(1,970)	$(347)	$(8,688)	$(1,822)

Denominator: Weighted average shares outstanding used in computing basic and diluted net loss per share:	24,047	23,927	23,988	23,806

Basic and diluted net loss per share	$(0.08)	$(0.01)	$(0.36)	$(0.08)

Note 5—Comprehensive Income or Loss

Comprehensive income or loss represents the Company’s net loss plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)
Net loss	$(1,970)	$(347)	$(8,688)	$(1,822)
Other comprehensive loss:
Foreign currency translation adjustments	(1,212)	(15)	(20,121)	(758)
Comprehensive loss	$(3,182)	$(362)	$(28,809)	$(2,580)

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

The Company’s operating segments are organized principally by the type of product or service offered and by geography.  In accordance with SFAS 131, the Company has aggregated similar operating segments into three reportable segments as follows:

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

Banking Solutions. The Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. These solutions typically involve longer implementation periods and a significant level of professional resources. Due to the customized nature of these products, revenue is generally recognized over the period of project performance, on a percentage of completion basis. Periodically, the Company licenses these solutions on a subscription basis which has the effect of contributing to recurring revenue and the revenue predictability of future periods, but which also delays revenue recognition over a period that is longer than the period of project performance.

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

The Company does not track or assign its assets by operating segment.

The following represents a summary of the Company’s reportable segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Payments and Transactional Documents	$21,501	$19,670	$67,832	$60,890
Banking Solutions	5,895	6,331	17,001	16,739
Outsourced Solutions	5,895	6,031	18,298	17,597
Total revenues	$33,291	$32,032	$103,131	$95,226

Segment measure of profit (loss):
Payments and Transactional Documents	$3,902	$3,274	$10,309	$11,488
Banking Solutions	(71)	1,026	(2,098)	1,531
Outsourced Solutions	397	(280)	1,686	(3,091)
Total measure of segment profit	$4,228	$4,020	$$9,897	$9,928

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)
Segment measure of profit	$4,228	$4,020	$9,897	$9,928
Less:
Amortization of intangible assets	(3,589)	(2,629)	(11,973)	(7,958)
Stock compensation expense	(1,885)	(2,375)	(6,298)	(6,404)
Acquisition related expenses	-	(94)	(35)	(94)
Add:
Other (expense) income, net	(53)	998	709	2,790
Loss before income taxes	$(1,299)	$(80)	$(7,700)	$(1,738)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$413	$358	$1,284	$1,063
Banking Solutions	172	132	524	377
Outsourced Solutions	370	425	1,142	1,085
Total depreciation expense	$955	$915	$2,950	$2,525

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)
Revenues from unaffiliated customers:
United States	$21,196	$18,523	$63,603	$53,686
Europe	11,775	13,094	38,440	40,341
Australia	320	415	1,088	1,199
Total revenues from unaffiliated customers	$33,291	$32,032	$103,131	$95,226

Long-lived assets, which are based on geographical location, were as follows:

	March 31,	June 30,
	2009	2008
	(in thousands)
Long-lived assets:
United States	$11,424	$9,194
Europe	2,174	3,706
Australia	124	175
Total long-lived assets	$13,722	$13,075

Note 7—Income Taxes

The Company recorded income tax expense of $0.7 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.  The income tax expense recorded in each of the quarters ended March 31, 2009 and 2008 was due to tax expense associated with the Company’s German and Australian operations, as well as tax expense in the US, and was partially offset by an income tax benefit associated with the Company’s UK operations.  The income tax expense recorded in the US was primarily attributable to two factors:  an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes but not amortized for financial reporting purposes, and the use of deferred tax assets arising through prior business acquisitions.  The US tax expense also consisted of a small amount of state income tax expense which will be incurred irrespective of the Company’s net operating loss carryforwards.

The Company recorded income tax expense of $1.0 million and $0.1 million for the nine months ended March 31, 2009 and 2008, respectively.  The income tax expense for the nine months ended March 31, 2009 was net of approximately $0.4 million of one-time, non-recurring tax benefits arising from a reduction in the Company’s unrecognized tax benefits upon the expiration of certain statutes of limitations, from the enactment of legislation during fiscal year 2009 that allowed the Company to claim a tax refund for a portion of its unused research and development credit carryforwards in the US, and from a decrease in the Company’s German tax rate as a result of a restructuring of the Company’s German operations.  The Company’s net income tax expense for the nine months ended March 31, 2009 reflected tax expense associated with the Company’s German, French, and Australian operations, as well as income tax expense in the US, and was partially offset by an income tax benefit associated with the Company’s UK operations.  In the nine months ended March 31, 2008, the Company recorded income tax expense associated with its German, French and Australian operations, as well as income tax expense in the US.  This income tax expense was partially offset by an income tax benefit associated with the Company’s UK operations and the one-time impact of a tax benefit arising from the enactment of legislation that decreased the Company’s tax rates in the UK and Germany.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer related	$47,881	$(25,563)	$22,318
Core Technology	26,655	(22,467)	4,188
Patent	953	(225)	728
Other intangible assets	1,042	(556)	486
Total	$76,531	$(48,811)	$27,720

Unamortized intangible assets:
Goodwill			60,909
Total intangible assets, net			$88,629

	As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer related	$54,081	$(20,402)	$33,679
Core technology	30,408	(22,492)	7,916
Patent	953	(172)	781
Other intangible assets	1,051	(200)	851
Total	$86,493	$(43,266)	$43,227

Unamortized intangible assets:
Goodwill			72,187
Total intangible assets			$115,414

The decrease in the Company’s goodwill balance at March 31, 2009 as compared to June 30, 2008 was due to the impact of changes in foreign currency exchange rates.

Estimated amortization expense for fiscal year 2009 and subsequent fiscal years is as follows:

(in thousands)
2009	$15,476
2010	11,363
2011	7,812
2012	3,077
2013	1,525
2014 and thereafter	440

Note 9—Subsequent Events

In April, 2009 the Company announced the departure of its Chief Operating Officer and President of Bottomline Europe, effective May 15, 2009. Separately, the Company announced a plan designed to reduce its workforce by approximately 40 full time positions, with this initiative to be completed over the remainder of its fiscal year ending June 30, 2009. In connection with these two events the Company anticipates that it will record pre-tax charges arising from severance related benefits of approximately $3.0 million, inclusive of stock compensation expense of approximately $1.6 million, during the quarter and fiscal year ending June 30, 2009.

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

For the first nine months of fiscal year 2009, our revenue increased to $103.1 million from $95.2 million in the same period of fiscal year 2008. This revenue increase was primarily attributable to the revenue contribution from Optio Software, Inc. (Optio), which we acquired in April 2008, and increased revenues from our Legal eXchange product offering as a result of continued customer adoption of that product.  These increases were offset in part by a decrease of $7.7 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro, which depreciated against the US Dollar during the nine months ended March 31, 2009.

We had a net loss of $8.7 million in the nine months ended March 31, 2009 compared to net loss of $1.8 million in the same period of the prior year. The net loss in the nine months ended March 31, 2009 reflected $18.3 million of expense associated with the amortization of intangible assets and stock compensation. The increase of approximately $4.0 million in intangible asset amortization during the first nine months of fiscal year 2009 as compared to the first nine months of fiscal year 2008 principally reflects the expense impact of our acquisition of Optio in April 2008. Increases in our cost of revenue and operating expense categories during the first nine months of fiscal year 2009 as compared to the first nine months of fiscal year 2008 largely reflect our overall increased operating costs as a result of our Optio acquisition and our general business growth, offset in part by a decrease of approximately $6.8 million due to a decline in foreign exchange rates associated with the British Pound Sterling and European Euro.

In the first nine months of fiscal 2009, we derived approximately 47% of our revenue from customers located outside of North America, principally in Europe and Australia.  We expect future revenue growth to be driven by increased purchases of our products by new and existing bank and financial institution customers in both North America and international markets, the continued market adoption of our Legal eXchange product in the US, increased sales of our payments and transactional documents products, and the contribution of revenue from our newer subscription and transaction based products.  We expect that the translation of our 2009 European revenues to US Dollars will continue to be negatively impacted as compared to the corresponding periods of fiscal year 2008 due to declining foreign exchange rates.

While we continue to grow our business, the overall economic environment has continued to represent a significant challenge. While we have not experienced any significant decline in our expected volume of customer orders we are observing that, in some cases, closing new business is taking somewhat longer and, in some cases, customer buying decisions are being postponed. Our customers operate in many different industries; a diversification that we believe helps us in this economic climate. Additionally, we believe that our recurring and subscription revenue base helps position us defensively against any short term economic downturn. While we believe that we continue to compete favorably in all of the markets we serve, ongoing or worsening economic stresses could impact our business more significantly in the future.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2008 related to stock-based compensation, revenue recognition, goodwill and intangible assets and the valuation of acquired intangible assets and acquired deferred revenue. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 12, 2008. There have been no changes to our critical accounting policies during the nine months ended March 31, 2009.

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

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenues by segment

We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions.  The following table represents our revenues by segment:

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$21,501	64.6	$19,670	61.4	$1,831	9.3
Banking Solutions	5,895	17.7	6,331	19.8	(436)	(6.9)
Outsourced Solutions	5,895	17.7	6,031	18.8	(136)	(2.3)
	$33,291	100.0	$32,032	100.0	$1,259	3.9

Payments and Transactional Documents. The revenue increase for the three months ended March 31, 2009 was primarily attributable to the revenue contribution from Optio, which we acquired in April 2008. This increase was offset in part by a decrease of $3.0 million as a result of declining foreign exchange rates associated with the British Pound Sterling and European Euro. We expect revenue for the Payments and Transactional Documents segment to increase during the remainder of fiscal 2009 as a result of the continued revenue contribution from Optio and from increased sales of our payment and document management solutions. However, we expect that the translation of our European based revenues to US Dollars will continue to be negatively impacted as compared to the same periods in fiscal year 2008, due to lower European foreign exchange rates.

Banking Solutions. Revenues from our Banking Solutions segment decreased slightly as compared to the comparable quarter of fiscal 2008, as a result of the timing of revenue recognition for several large ongoing banking customers.  We expect revenues for the Banking Solutions segment to remain relatively consistent during the remainder of the fiscal year as a result of the contribution of revenue from ongoing projects and from additional purchases by new and existing bank and financial institution customers in both North America and international markets.

Outsourced Solutions. The slight revenue decrease for the three months ended March 31, 2009 was due principally to a decrease in European foreign currency exchange rates, offset in part by revenue increases related to our Legal eXchange product offering.  We expect revenue for the Outsourced Solutions segment to increase during the remainder of the fiscal year as current customers of Legal eXchange move from the implementation phase (during which no revenue is recorded) into live production. However, we expect that the translation of our European based revenues to US Dollars will continue to be negatively impacted as compared to the same periods in fiscal 2008, due to lower European foreign exchange rates.

Revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$3,237	9.7	$3,149	9.8	$88	2.8
Subscriptions and transactions	7,495	22.5	7,223	22.6	272	3.8
Service and maintenance	20,599	61.9	18,359	57.3	2,240	12.2
Equipment and supplies	1,960	5.9	3,301	10.3	(1,341)	(40.6)
Total revenues	$33,291	100.0	$32,032	100.0	$1,259	3.9

Software Licenses. The slight increase in software license revenues was due principally to the revenue contribution from Optio and an increase in revenue due to an increase in demand for certain of our European payment products, offset in part by a decrease of approximately $0.3 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro and a small decrease in revenues from certain of our domestic payments products.  We expect software license revenues to remain relatively consistent during the remainder of fiscal year 2009.

 Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from new Legal eXchange customers and the revenue contribution from certain Optio products that are sold on a subscription basis. These increases were offset in part by a decrease of $1.0 million as a result of declining foreign exchange rates associated with the British Pound Sterling. We expect subscription and transaction revenues to increase slightly during the remainder of the fiscal year as a result of orders for our subscription and transaction based product offerings, the revenue contribution from new Legal eXchange customers and the continued revenue contribution from Optio.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of the revenue contribution from Optio and an increase in professional services revenue from certain of our European operations. These increases were offset in part by a decrease of $1.7 million as a result of declining foreign exchange rates associated with the British Pound Sterling and European Euro. We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of the increased revenue contribution from Optio and from new and existing projects within our Banking Solutions segment.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease of approximately $0.6 million as a result of declining foreign exchange rates associated with the British Pound Sterling and our continued de-emphasis of lower margin transactions within this aspect of our business. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of 2009.

Cost of revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$189	0.6	$173	0.5	$16	9.2
Subscriptions and transactions	3,607	10.8	3,839	12.0	(232)	(6.0)
Service and maintenance	8,918	26.8	7,846	24.5	1,072	13.7
Stock compensation expense	276	0.8	271	0.9	5	1.8
Equipment and supplies	1,423	4.3	2,409	7.5	(986)	(40.9)
Total cost of revenues	$14,413	43.3	$14,538	45.4	$(125)	(0.9)
Gross profit	$18,878	56.7	$17,494	54.6	$1,384	7.9

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 6% of software license revenues in the three months ended March 31, 2009 and 2008.  We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 48% of subscription and transaction revenues in the three months ended March 31, 2009 from 53% in the three months ended March 31, 2008.  The decrease in subscription and transaction costs as a percentage of revenue was due principally to the overall increase in our subscription and transaction revenue streams, some of which is related to our acquisition of Optio, higher margins for our transactional revenue streams in Europe, improved Legal eXchange margins in the US and the shift of certain expenses from the subscriptions and transactions cost of sales category to the service and maintenance costs of sales category based on changes in where internal resources were deployed. We expect that subscription and transaction costs will remain relatively consistent as a percentage of subscription and transaction revenue during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs remained consistent as a percentage of service and maintenance revenues at 43% in the three months ended March 31, 2009 and 2008.  We expect that service and maintenance costs will increase slightly, as a percentage of service and maintenance revenues, during the remainder of the fiscal year as a result of severance related costs.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs remained consistent at 73% of equipment and supplies revenues in the three months ended March 31, 2009 and 2008. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$6,921	20.8	$6,611	20.6	$310	4.7
Stock compensation expense	528	1.6	800	2.5	(272)	(34.0)
Product development and engineering	4,577	13.7	3,807	11.9	770	20.2
Stock compensation expense	165	0.5	209	0.7	(44)	(21.1)
General and administrative	3,428	10.3	3,421	10.7	7	0.2
Stock compensation expense	916	2.8	1,095	3.4	(179)	(16.3)
Amortization of intangible assets	3,589	10.8	2,629	8.2	960	36.5
Total operating expenses	$20,124	60.5	$18,572	58.0	$1,552	8.4

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to higher operating costs, largely as a result of headcount-related cost increases from our Optio acquisition. These increases were offset by a decrease of $0.8 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro. We expect that sales and marketing expenses will increase during the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products and as a result of severance related costs.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands, as well as development of our newer accounts payable automation products. The increase in product development and engineering expenses was primarily attributable to expenses associated with the activities of Optio and to a decrease in the use of development resources in revenue-generating roles during the period, the cost of which, to the extent occurring, is recorded as a cost of revenue.  These increases were offset by a decrease of $0.3 million as a result of declining foreign exchange rates associated with the British Pound Sterling. We expect that product development and engineering expenses will increase slightly during the remainder of the fiscal year as we invest in new products and initiatives.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The slight increase in general and administrative expenses was principally attributable to increases in telecommunications costs and depreciation expense, offset in part by a decrease of $0.4 million due to a decline in European foreign currency exchange rates and a decrease in the use of third party contractors.  We expect that general and administrative expenses will increase during the remainder of the fiscal year as a result of severance related costs.

Stock Compensation Expense. During the three months ended March 31, 2009, stock compensation expense was $1.9 million as compared to $2.4 million for the three months ended March 31, 2008. The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the three months ended March 31, 2009 and 2008, stock compensation expense was allocated as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cost of revenues, service and maintenance	$276	$271
Sales and marketing	528	800
Product development and engineering	165	209
General and administrative	916	1,095
	$1,885	$2,375

Stock compensation expense decreased in the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008 as certain prior year awards with higher valuation became fully vested.  For the remainder of fiscal 2009, we expect stock compensation costs to increase as compared to the level of expense recorded in our third quarter due principally to accelerated vesting of stock awards in connection with the departure of our Chief Operating Officer in May 2008.

Amortization of Intangible Assets. Amortization expense increased as a result of the amortization of intangible assets arising from our acquisition of Optio offset in part by decreases in foreign currency exchange rates. Based on current exchange rates, we expect that total amortization expense for fiscal 2009 will approximate $15.5 million.

Other (Expense) Income, Net

	Three Months Ended March 31,		Increase (Decrease) Between Periods
	2009	2008	2009 Compared to 2008
	(in thousands)%
Interest income	$87	$716	$(629)	(87.8)
Interest expense	(16)	(5)	(11)	220.0
Other (expense) income, net	(124)	287	(411)	(143.2)
Other (expense) income, net	$(53)	$998	$(1,051)	(105.3)

Other (Expense) Income, Net.  For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, interest income decreased as a result of the overall decrease in our cash and investments balances, which occurred principally due to our use of cash to acquire Optio in April 2008, and as a result of declining yields on our short-term cash instruments.  We expect interest income to remain below fiscal 2008 levels during the remainder of fiscal 2009, reflecting the impact of our lower cash and investment balances as well as lower marketplace interest yields.  Other (expense) income, net decreased as a result of certain foreign exchange losses incurred as a result of the devaluation of the British Pound Sterling as compared to the European Euro. Excluding the anticipated decline in interest income, we expect that the individual components of other income and expense will continue to represent insignificant components of our overall operations for the remainder of 2009.

Provision for Income Taxes. We recorded income tax expense of $0.7 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.  The income tax expense recorded in each of the quarters ended March 31, 2009 and 2008 was due to tax expense associated with our German and Australian operations, as well as tax expense in the US, and was partially offset by an income tax benefit associated with our UK operations.  The income tax expense recorded in the US was primarily attributable to two factors:  an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes but not amortized for financial reporting purposes, and the use of deferred tax assets arising through prior business acquisitions.  The US tax expense also consisted of a small amount of state income tax expense which will be incurred irrespective of our net operating loss carryforwards.

Nine Months Ended March 31, 2009 Compared to the Nine Months Ended March 31, 2008

Revenues by segment

We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions.  The following table represents our revenues by segment:

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$67,832	65.8	$60,890	63.9	$6,942	11.4
Banking Solutions	17,001	16.5	16,739	17.6	262	1.6
Outsourced Solutions	18,298	17.7	17,597	18.5	701	4.0
	$103,131	100.0	$95,226	100.0	$7,905	8.3

Payments and Transactional Documents. The revenue increase for the nine months ended March 31, 2009 was primarily attributable to the revenue contribution from Optio, which we acquired in April 2008. This increase was offset in part by a decrease of $6.6 million as a result of declining foreign exchange rates associated with the British Pound Sterling and European Euro.

Banking Solutions. Revenues from our Banking Solutions segment increased slightly as compared to the comparable period of fiscal 2008, as we continued to generate revenue from several large ongoing banking projects.

Outsourced Solutions. The increase in revenue for the nine months ended March 31, 2009 was due to revenue increases related to our Legal eXchange product offering, offset in part by decreases in European foreign currency exchange rates and a decrease in revenue from certain of our legacy outsourced accounts payable automation products in Europe.

Revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$10,440	10.1	$9,906	10.4	$534	5.4
Subscriptions and transactions	23,468	22.8	21,407	22.5	2,061	9.6
Service and maintenance	62,275	60.4	54,127	56.8	8,148	15.1
Equipment and supplies	6,948	6.7	9,786	10.3	(2,838)	(29.0)
Total revenues	$103,131	100.0	$95,226	100.0	$7,905	8.3

Software Licenses. The increase in software license revenues was due principally to the revenue contribution from Optio and an increase in revenue due to an increase in demand for certain of our European payment products, offset in part by a decrease of approximately $0.7 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro and a small decrease in certain of our domestic payments and documents software license revenues.

 Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from new Legal eXchange customers and the revenue contribution from certain Optio products that are sold on a subscription basis. These increases were offset in part by a decrease of $2.1 million as a result of declining foreign exchange rates associated with the British Pound Sterling.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of the revenue contribution from Optio and an increase in professional services revenues associated with several large banking projects. These increases were offset in part by a decrease of $3.6 million as a result of declining foreign exchange rates associated with the British Pound Sterling and European Euro.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease of approximately $1.3 million as a result of declining foreign exchange rates associated with the British Pound Sterling and our continued de-emphasis of lower margin transactions within this aspect of our business.

Cost of revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$596	0.6	$598	0.6	$(2)	(0.3)
Subscriptions and transactions	11,468	11.1	11,723	12.3	(255)	(2.2)
Service and maintenance	27,832	27.0	22,764	23.9	5,068	22.3
Stock compensation expense	796	0.8	740	0.8	56	7.6
Equipment and supplies	5,101	4.9	7,024	7.4	(1,923)	(27.4)
Total cost of revenues	$45,793	44.4	$42,849	45.0	$2,944	6.9
Gross profit	$57,338	55.6	$52,377	55.0	$4,961	9.5

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 6% of software license revenues in the nine months ended March 31, 2009 and 2008.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 49% of subscription and transaction revenues in the nine months ended March 31, 2009 from 55% in the nine months ended March 31, 2008.  The decrease in subscription and transaction costs as a percentage of revenue was due principally to the overall increase in our subscription and transaction revenue streams, some of which is related to our acquisition of Optio, improved margins for our transactional revenue streams in Europe and the shift of certain expenses from the subscriptions and transactions cost of sales category to the service and maintenance costs of sales category based on changes in where internal resources were deployed.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased as a percentage of service and maintenance revenues to 45% in the nine months ended March 31, 2009 as compared to 42% in the nine months ended March 31, 2008. The increase in service and maintenance costs as a percentage of service and maintenance revenues was due to lower margins in our Banking Solutions segment, as we continued to expand our professional service and support teams to support new customers, the impact of the fair value discount applied to acquired software maintenance contracts in the Optio acquisition, and the shift of certain expenses from the subscriptions and transactions cost of sales category to the service and maintenance costs of sales category based on changes in where internal resources were deployed.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs remained consistent at 73% of equipment and supplies revenues in the nine months ended March 31, 2009 compared to 72% of equipment and supplies revenues in the nine months ended March 31, 2008.

Operating Expenses

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$22,364	21.7	$20,680	21.7	$1,684	8.1
Stock compensation expense	1,872	1.8	2,097	2.2	(225)	(10.7)
Product development and engineering	14,838	14.4	11,876	12.5	2,962	24.9
Stock compensation expense	564	0.5	592	0.6	(28)	(4.7)
General and administrative	11,070	10.7	10,727	11.3	343	3.2
Stock compensation expense	3,066	3.0	2,975	3.1	91	3.1
Amortization of intangible assets	11,973	11.6	7,958	8.4	4,015	50.5
Total operating expenses	$65,747	63.7	$56,905	59.8	$8,842	15.5

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008 due to higher operating costs, largely as a result of headcount-related cost increases from our Optio acquisition. These increases were offset in part by a decrease of $1.8 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands, as well as development of our newer accounts payable automation products. The increase in product development and engineering expenses was primarily attributable to expenses associated with the activities of Optio and to a decrease in the use of development resources in revenue-generating roles during the period the cost of which, to the extent occurring, is recorded as a cost of revenue.  These increases were offset in part by a decrease of $0.6 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was principally attributable to increased headcount costs, partially related to Optio, offset in part by a decrease of $0.8 million due to a decline in European foreign currency exchange rates and a decrease in the use of third party contractors.

Stock Compensation Expense. During the nine months ended March 31, 2009, stock compensation expense remained relatively consistent at $6.3 million as compared to $6.4 million for the nine months ended March 31, 2008. The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the nine months ended March 31, 2009 and 2008, stock compensation expense was allocated as follows:

	Nine Months Ended March 31,
	2009	2008
	(in thousands)
Cost of revenues, service and maintenance	$796	$740
Sales and marketing	1,872	2,097
Product development and engineering	564	592
General and administrative	3,066	2,975
	$6,298	$6,404

Amortization of Intangible Assets. Amortization expense increased as a result of the amortization of intangible assets arising from our acquisition of Optio.

Other Income, Net

	Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2009	2008	2009 Compared to 2008
	(in thousands)%
Interest income	$541	$2,346	$(1,805)	(76.9)
Interest expense	(44)	(17)	(27)	158.8
Other income, net	212	461	(249)	(54.0)
Other income, net	$709	$2,790	$(2,081)	(74.6)

Other Income, Net.  In the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008, interest income decreased as a result of the overall decrease in our cash and investments balances, which occurred principally due to our use of cash to acquire Optio in April 2008, and as a result of declining yields on our short-term cash instruments.  We expect interest income to remain below fiscal 2008 levels during the remainder of fiscal 2009, reflecting the impact of lower cash and investment balances as well as lower marketplace interest yields.  Other income, net decreased as a result of certain foreign exchange losses occurring as a result of the devaluation of the British Pound Sterling as compared to the European Euro.

Provision for Income Taxes.  We recorded income tax expense of $1.0 million and $0.1 million for the nine months ended March 31, 2009 and 2008, respectively.  The income tax expense for the nine months ended March 31, 2009 was net of approximately $0.4 million of one-time, non-recurring tax benefits arising from a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations, from the enactment of legislation during fiscal year 2009 that allowed us to claim a tax refund for a portion of our unused research and development credit carryforwards in the US, and from a decrease in the German tax rate as a result of a restructuring of our German operations.  Our net income tax expense also reflected expense associated with the our German, French, and Australian operations, as well as income tax expense in the US, and was partially offset by an income tax benefit associated with our UK operations.  In the nine months ended March 31, 2008, we recorded income tax expense associated with our German, French and Australian operations, as well as income tax expense in the US.  This income tax expense was partially offset by an income tax benefit associated with our UK operations and the one-time impact of a tax benefit arising from the enactment of legislation that decreased our tax rates in the UK and Germany.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	Nine Months Ended March 31,
	2009	2008
	(in thousands)
Cash provided by operating activities	$17,832	$17,115

	March 31,	June 30,
	2009	2008
	(in thousands)
Cash, cash equivalents and marketable securities	$40,999	$35,373
Working capital	24,698	19,803

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

During the nine months ended March 31, 2009, our cash balances decreased by approximately $7.8 million as a result of a decline in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar.  To the extent that exchange rates associated with these foreign currencies decline further, we could be subject to further decreases in our cash balances upon translation to US Dollars.  However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we are experiencing, are adequate to meet our liquidity and working capital requirements for the foreseeable future.

Operating Activities

	Nine Months Ended March 31,
	2009	2008
	(in thousands)
Net loss	$(8,688)	$(1,822)
Non-cash adjustments	21,670	15,840
Changes in working capital	4,850	3,097
Net cash provided by operating activities	$17,832	$17,115

Net cash provided by operating activities for the nine months ended March 31, 2009 was due to our net loss, affected by favorable non-cash adjustments, an increase in deferred revenue and a decrease in accounts receivable, offset by decreases in our accounts payable and accrued expenses.  The net cash provided by operating activities for the nine months ended March 31, 2008 was due to our net loss, affected by favorable non-cash adjustments and collections on accounts receivable, offset in part by decreases in accounts payable, accrued expenses and deferred revenue.  Non-cash adjustments are transactions that result in the recognition of financial statement expense but not a corresponding cash receipt or disbursement in the period, such as stock compensation expense, amortization of intangible assets, depreciation and amortization of property and equipment and provision for allowances of accounts receivable.

Investing Activities

	Nine Months Ended March 31,
	2009	2008
	(in thousands)
Purchases of property and equipment	(2,477)	(3,159)
Proceeds from short-term investments, net	---	26,825
Net cash (used in) provided by investing activities	$(2,477)	$23,666

In the nine months ended March 31, 2009, cash was used to acquire property and equipment. In the nine months ended March 31, 2008, cash was primarily provided through the sale of marketable securities and, to a lesser extent, was used to acquire property and equipment. We expect to incur quarterly capital expenditures during the remainder of fiscal 2009 that, on average, will be consistent with the level of capital expenditures incurred in our first nine months of the year, as we continue to invest in our information technology and hosted infrastructure.

Financing Activities

	Nine Months Ended March 31,
	2009	2008
	(in thousands)
Repurchase of common stock	$(3,068)	$(8,611)
Proceeds from employee stock purchase plan and exercise of stock optionsproceeds	1,327	5,674
Excess tax benefits associated with stock compensation	12	118
Payment of bank financing fees	(20)	(20)
Payment of long-term financing obligation	(89)	---
Capital lease payments	(97)	(22)
Net cash used in financing activities	$(1,935)	$(2,861)

Net cash used in financing activities for the nine months ended March 31, 2009 and March 31, 2008 was primarily the result of the repurchase of our common stock, offset in part by proceeds received from the exercise of stock options and from the purchase of our stock by participants in our employee stock purchase plan.

Off-Balance Sheet Arrangements

During the nine months ended March 31, 2009, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of March 31, 2009:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$13,874	$966	$9,606	$2,981	$321
Capital lease obligations	292	37	252	3	--
Total	$14,166	$1,003	$9,858	$2,984	$321

*Payment due dates are calculated from our most recent fiscal year end of June 30, 2008

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above.   Also excluded from the table is our estimate of unrecognized tax benefits as of March 31, 2009 in the amount of $0.4 million.  These amounts have been excluded because as of March 31, 2009 we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on September 12, 2008; however, given the recent volatility in foreign currency exchange rates, particularly the British Pound Sterling, we have provided a sensitivity analysis below that illustrates the potential impact to our cash and cash equivalents balances of on-going exchange rate fluctuations.

Foreign currency translation risk

Based on our cash and cash equivalents balances denominated in non-US currencies as of March 31, 2009, a 10% increase or decrease in the exchange rate between the British Pound Sterling and the US Dollar would result in an increase or decrease to our cash and cash equivalents of approximately $1.7 million. A 10% increase or decrease in the exchange rate between the European Euro and the US Dollar would result in an increase or decrease to our cash and cash equivalents of approximately $0.3 million. A 10% increase or decrease in the exchange rate between the Australian Dollar and the US Dollar would result in an increase or decrease to our cash and cash equivalents of approximately $0.2 million.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On April 2, 2009, the plaintiffs in the initial public offering securities class action litigation against Bottomline and Optio, which is described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, or our Annual Report, filed a motion for preliminary approval of a new proposed settlement between the plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants.  For additional information regarding this litigation, please refer to our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

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

Over the last several months, including the three months ended March 31, 2009, we have experienced a decline in the foreign currency exchange rates associated with the British Pound Sterling and European Euro, which has negatively impacted our overall revenue growth. Additionally, we have recently experienced a higher than anticipated level of volatility in our common stock price, which we believe has been a result of the general financial market turmoil rather than the result of anything specific to our business. We have seen instances where customer deals have been postponed, and in general terms closing new business is taking longer.  However, to date we have not experienced any decline in what we would consider to be a normal volume of customer orders. To the extent that the current economic downturn worsens or persists, or any of the above risks occur, our business and operating results could be significantly and adversely affected.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in Europe and Australia.  In the first nine months of fiscal 2009, approximately 47% of our revenues were attributable to customers located outside of North America and approximately 34% of our operating expenses were attributable to our operations outside of the US.  In recent months, the foreign currency exchange rates of the British Pound, European Euro and Australian Dollar to the US Dollar have declined significantly, and we anticipate that foreign currency exchange rates will continue to fluctuate in the near term.  As we experienced in the first nine months of fiscal 2009, continued appreciation of the US Dollar against foreign currencies will have the impact of reducing both our revenues and operating expenses.

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, or expenses related to acquired in-process research and development costs, which may adversely affect our future operating results

We review our intangible assets, including goodwill, periodically for impairment. At March 31, 2009, the carrying value of our goodwill and our other intangible assets was approximately $61 million and $28 million, respectively. While we reviewed our goodwill and intangible assets during the fourth quarter of fiscal year 2008 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of acquisitions in future periods. Further, to the extent we acquire projects related to in-process research and development activities, such amounts require immediate, rather than ratable, expense recognition.  Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we experienced slowing growth rates with certain of our licensed software products. In the nine months ended March 31, 2009, we experienced a decline in the foreign currency exchange rates of our European based revenues which negatively impacted our revenue growth.  A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our subscription and transaction, service and maintenance and equipment and supplies revenue streams. In fiscal 2008, we experienced a slight decrease in our overall software license revenues. If software license revenues were to significantly decline in any future period, or if the mix of our products and services in any given period did not match our expectations, our results of operations and the market price of our common stock could be significantly adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
January 1, 2009 — January 31, 2009	---	---	---	$5,267,000
February 1, 2009 — February 28, 2009	65,000	$6.60	65,000	$4,839,000
March 1, 2009 — March 31, 2009	7,000	$5.01	7,000	$4,802,000
Total	72,000	$6.44	72,000	$4,802,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Pursuant to the terms of our existing Loan and Security Agreement with Silicon Valley Bank, any decision to pay dividends on our common stock would be subject to the bank’s approval.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: May 8, 2009	By:	/s/ KEVIN M. DONOVAN
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