Form 10-K
period 2009-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2009-09-11
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2008 was $166,180,796 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

There were 25,325,976 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Executive Officers and Other Key Employees of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2009, a definitive proxy statement for our 2009 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

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

Our Company

We provide electronic payment, invoice and document management solutions to corporations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage business critical daily processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, document management, reporting and document archive. We offer software designed to run on-site at the customer’s location as well as hosted solutions. Historically, our software has been sold predominantly on a perpetual license basis. Today, however, more of our newer offerings are being sold on a subscription and transaction basis.

Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. We provide Software as a Service (SaaS) offerings that receive, manage and control invoices, payment processes and the related spend management for insurance companies and other large consumers of outside legal services. Our offerings also include software solutions that banks use to provide web-based payment and reporting capabilities to their corporate customers.

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

Recent Developments

On August 5, 2009 we entered into an asset purchase agreement with Bank of America to acquire Bank of America’s PayMode business. PayMode facilitates the electronic exchange of payments and invoices between organizations and their suppliers and is operated as a Software as a Service (SaaS) offering. As of August 5, 2009, there were in excess of 80,000 vendors participating in the PayMode network. We expect to complete the acquisition of PayMode in September 2009.

Our Strategy

Our objective is to be the leading global provider of business payment, invoice and document automation software solutions and services. Key elements of our strategy include the following:

•	Continuing to add customers and functionality to our growing Legal eXchange network;

•	Providing software and services which enable banks to offer their corporate customers leading global payment capability and functionality;

•	Leveraging our leading payment and document automation software solutions for enterprise customers;

•	Increasing the deployment of our hosted solutions, as well as subscription and transaction based pricing, in order to increase our recurring revenue contribution;

•	Continuing to enhance the capabilities and functionality of our accounts payable automation solutions to capitalize on the new and significant market opportunity for that offering;

•	Continuing to expand our presence outside of North America and Europe by leveraging our experience with changing global payment standards;

•	Broadening our relationships with our customer base by selling existing applications, as well as new product offerings, into that base;

•	Continuing to develop and broaden strategic relationships that enhance our global position; and

•	Pursuing strategic acquisitions that expand our geographical footprint or complement our product functionality.

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

Legal Spend Management

Legal eXchange, a SaaS offering, integrates with claims management and time and billing systems to automate legal invoice management processes and to provide insight into all areas of a company’s outside legal spend. Legal eXchange’s combination of automated invoice routing and a sophisticated rules engine allows corporate legal and insurance claims departments to create more efficient processes for managing invoices generated by outside law firms and other service providers, while offering access to important legal spend factors including budgeting, expense monitoring and outside counsel performance.

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

For Electronic Banking, we primarily compete with companies such as S1 Corporation, CoCoNet Corporation, Clear2Pay, Fundtech and ACI Worldwide that offer a wide range of financial services including electronic banking applications. We also encounter competition to a lesser degree from, Dovetail Software, Inc., Infosys Technologies Limited and Oracle Financial Services Software Limited (i-flex), as well as companies that provide traditional treasury workstation solutions.

For our Legal eXchange solution, we compete with a number of companies, including Serengeti Law, DataCert, CT TyMetrix, LexisNexis CounselLink and Allegient Systems.

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

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with this segment is typically recorded upon delivery or, if extended payment terms have been granted to the customer, as payments become contractually due. This segment incorporates our check printing solutions in the UK, revenue for which is typically recorded on a per transaction basis or ratably over the expected life of the customer relationship, as well as certain solutions that are licensed on a subscription basis, revenue for which is typically recorded ratably over the contractual term.

Banking Solutions. The Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. These solutions typically involve longer implementation periods and a significant level of professional resources. Due to the customized nature of these products, revenue is generally recognized over the period of project performance, on a percentage of completion basis. Periodically, we license these solutions on a subscription basis, which has the effect of contributing to recurring revenue and the revenue predictability of future periods, but which also delays revenue recognition over a period that is longer than the period of project performance.

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. Our Legal eXchange solution, which provides the opportunity to create more efficient processes for managing invoices generated by outside law firms, while offering access to important legal spend factors such as budgeting, expense monitoring and outside counsel performance, is included within this segment. This segment also incorporates our hosted and outsourced accounts payable automation solutions. Revenue within this segment is generally recognized on a subscription or transaction basis or proportionately over the estimated life of the customer relationship.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis, and excludes stock compensation expense, acquisition-related expenses, amortization of intangible assets and restructuring related charges. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments at predetermined rates that approximate cost.

We do not track or assign our assets by operating segment.

The following represents a summary of our reportable segments for the years ended June 30, 2009, 2008 and 2007.

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Revenues:
Payments and Transactional Documents	$90,786	$84,962	$75,099
Banking Solutions	22,936	22,107	20,017
Outsourced Solutions	24,292	24,172	23,219

Total revenues	$138,014	$131,241	$118,335

Segment measure of profit (loss):
Payments and Transactional Documents	$14,662	$14,052	$12,733
Banking Solutions	(1,739)	1,150	576
Outsourced Solutions	2,349	(2,610)	(7,131)

Total measure of segment profit	$15,272	$12,592	$6,178

A reconciliation of the measure of segment profit to our GAAP loss for 2009, 2008 and 2007, before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Segment measure of profit	$15,272	$12,592	$6,178
Less:
Amortization of intangible assets	(15,563)	(11,399)	(9,324)
Stock compensation expense	(9,498)	(8,803)	(7,945)
Acquisition related expenses	(581)	(269)	—
Restructuring charges	(1,548)	—	—
Other income, net	443	3,082	3,177

Loss before provision for income taxes	$(11,475)	$(4,797)	$(7,914)

Financial Information About Geographic Areas

We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations, based on the location of the customer, that would vary from the geographic areas listed here; particularly in respect of a financial institution customer located in Australia for which the point of sale was the United States. Revenues based on the point of sale were as follows:

	Fiscal Year Ended June 30,
	2009		2008		2007
	(in thousands)
United States	$85,698	62.1%	$74,846	57.0%	$65,064	55.0%
Europe	50,826	36.8%	54,673	41.7%	51,507	43.5%
Australia	1,490	1.1%	1,722	1.3%	1,764	1.5%

Total	$138,014	100.0%	$131,241	100.0%	$118,335	100.0%

Long-lived assets, which are based on geographical designation, were as follows:

	Fiscal Year Ended June 30,
	2009	2008
	(in thousands)
Long-lived assets:
United States	$12,160	$9,194
Europe	2,313	6,386
Australia	137	175

Total long-lived assets	$14,610	$15,755

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

Sales and Marketing

As of June 30, 2009, we employed 143 sales and marketing employees worldwide, of whom 78 were focused on the Americas markets, 60 were focused on European markets and 5 were focused on Asia Pacific markets. We market and sell our products directly through our sales force and indirectly through a variety of channel partners and reseller relationships. We market and sell our products domestically and internationally, with an international focus on Europe and Australia. We also maintain an inside sales group which provides a lower-cost channel into maintaining existing customers and expanding our customer base.

Product Development and Engineering

Our product development and engineering organization includes employees as well as offshore development resources who provide a flexible supplement to our internal resources. We have three primary development groups: software engineering, quality assurance and technical writing. We spent $20.1 million, $17.4 million, and

$16.1 million on product development and engineering costs in fiscal years 2009, 2008 and 2007. These expenditures include the impact of stock compensation expense.

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

Backlog

At the end of fiscal year 2009, our backlog was $83.9 million, including deferred revenues of $43.2 million. At the end of fiscal year 2008, our backlog was $77.8 million, including deferred revenues of $34.5 million. The current year increase in backlog is due to an increase in orders during 2009. We do not believe that backlog is a meaningful indicator of sales that can be expected for any future period, and there can be no assurance that backlog at any point in time will translate into revenue in any specific subsequent period.

Proprietary Rights

We rely upon a combination of patents, copyrights, trademarks and trade-secret laws to establish and maintain proprietary rights in our technology and products. We had 14 active patent applications relating to our products as of June 30, 2009. We have been awarded 12 patents and expect to receive others. The earliest year of expiration for our awarded patents is 2015.

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

Government Regulation

Although our operations have not been subject to any material industry-specific government regulation, some of our existing and potential customers are subject to extensive federal and state regulations. In addition, government regulation in the financial services industry is evolving, particularly with respect to payment technology and our customers may become subject to increased regulation in the future. Accordingly, our products and services must be designed to work within the regulatory constraints under which our customers operate.

Employees

As of June 30, 2009, we had 676 full-time employees, 143 of whom were in sales and marketing, 322 of whom were in professional services and customer support, 107 of whom were in development and 104 of whom were in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that employee relationships are good. Our future success will depend in part on our continued ability to attract, retain and motivate highly qualified technical and managerial personnel in a highly competitive market.

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

Ongoing financial market volatility and adverse changes in the domestic and global economic environment could have a significant adverse impact on our business, financial condition and operating results

Our business and operating results could be significantly impacted by general economic conditions. Over the past year, the US and global economies have experienced an unprecedented series of events due to the effects of the credit market crisis, slowing global economic activity, a decrease in consumer and business confidence and severe liquidity concerns. A prolonged economic downturn could result in a variety of risks to our business, including:

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

During the fiscal year ended June 30, 2009, we experienced a decline in the foreign currency exchange rates associated with the British Pound Sterling, European Euro and Australian Dollar, which negatively impacted our overall revenue growth. Additionally, we have recently experienced a higher than anticipated level of volatility in our common stock price, which we believe has been a result of the general financial market turmoil rather than the result of anything specific to our business. During 2009, we saw instances where customer deals were postponed, and in general terms closing new business tended to take longer. To the extent that the current economic downturn worsens or persists, or any of the above risks occur, our business and operating results could be significantly and adversely affected.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in Europe and Australia. In fiscal 2009, approximately 47% of our revenues were attributable to customers located outside of North America and approximately 35% of our operating expenses were attributable to our operations outside of the US. During 2009, the foreign currency exchange rates of the British Pound, European Euro and Australian Dollar to the US Dollar declined significantly, and we anticipate that foreign currency exchange rates may continue to fluctuate in the near term. As we experienced in fiscal 2009, continued appreciation of the US Dollar against these foreign currencies will have the impact of reducing both our revenues and operating expenses.

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

An increasing number of large and more complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, generally delay the timing of our revenue recognition and in the short-term may adversely affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts, particularly in our Banking Solutions segment, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These arrangements generally require significant implementation work, product customization and modification and user acceptance and systems integration testing, resulting in the recognition of revenue over the period of project completion which normally spans several quarters. Delays in revenue recognition on these contracts, including delays that result from customer decisions to halt or otherwise slow down a long-term project due to their own staffing or other challenges, could affect our operating results, financial condition and the market price of our common stock. Similarly, if we are unable to continue to generate new large orders on a regular basis, our business operating results and financial condition could be adversely affected.

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

Integration of acquisitions could interrupt our business and our financial condition could be harmed

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. We acquired Optio Software in April 2008 and expect to complete the acquisition of PayMode during September 2009. We may in the future continue to acquire, or make investments in, other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At June 30, 2009, the carrying value of our goodwill and our other intangible assets was approximately $65 million and $25 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2009 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we experienced slowing growth rates with certain of our licensed software products. In the fiscal year ended June 30, 2009, we experienced a decline in the foreign currency exchange rates of our European and Australian based revenues which negatively impacted our overall revenue growth. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our subscription and transaction, service and maintenance and equipment and supplies revenue streams. In fiscal 2009, we experienced a slight decrease in our overall software license revenues. If software license revenues were to significantly decline in any future period, or if the mix of our products and services in any given period did not match our expectations, our results of operations and the market price of our common stock could be significantly adversely affected.

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

A growing number of our customer arrangements involve selling our products and services on a hosted basis, which may have the effect of delaying revenue recognition and increasing development or start-up expenses

An increasing number of our customer arrangements involve offering certain of our products and services on a hosted basis. These arrangements typically include a contractually defined service period as well as performance criteria that our products or services are required to meet over the duration of the service period. Arrangements entered into on a hosted basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. We are continuing to make investments in certain of our hosted offerings, such as our accounts payable automation products, and there can be no assurance that these products will ultimately gain broad market acceptance. In September 2009 we expect to complete the acquisition of PayMode, which will be operated on a hosted basis. Additionally, there is a risk that we might be unable to consistently maintain the performance requirements, or service levels, called for under any such arrangements. Such events, to the extent occurring, could have a material and adverse effect on our operating results.

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

There can be no assurance that technological advances will not cause our products to become obsolete or uneconomical. If we are unable to develop and introduce new products or enhancements to existing products in a timely and successful manner, our business, operating results and financial condition could be materially adversely affected. Similarly, if our new products do not receive general marketplace acceptance, or if the sales cycle of any of our new products significantly delays the timing of revenue recognition, our results could be negatively affected.

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

We could incur substantial costs resulting from warranty claims or product liability claims

Our software license agreements typically contain provisions that afford customers a degree of warranty protection in the event that our software fails to conform to its written specifications. These agreements typically contain provisions intended to limit the nature and extent of our risk of warranty and product liability claims. There is a risk however that a court might interpret these terms in a limited way or could hold part or all of these terms to be unenforceable. Furthermore, some of our licenses with our customers are governed by non-US law, and there is a risk that foreign law might provide us less or different protection. While we maintain general liability insurance, including coverage for errors and omissions, we cannot be sure that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims. Although we have not experienced any material warranty or product liability claims to date, a warranty or product liability claim, whether or not meritorious, could result in substantial costs and a diversion of management’s attention and our resources, which could have an adverse effect on our business, operating results and financial condition.

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

As of June 30, 2009, we lease approximately 65,000 square feet of office space at our corporate headquarters in Portsmouth, New Hampshire under a lease that expires in 2012. We also occupy approximately 46,000 square feet of leased domestic offices in Alpharetta, Georgia, Great Neck, New York, Morrisville, North Carolina, and Chicago, Illinois.

We own approximately 16,000 square feet of office space in Reading, England, and this facility serves as our European headquarters. Additionally, we lease approximately 32,000 square feet of office space throughout the UK. We also lease approximately 5,000 square feet of office space in Melbourne and Sydney, Australia.

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

In July 2002, the Company and Optio joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline and denying in part the motion to dismiss as to Optio. In addition, in October 2002, Daniel M. McGurl, Robert A. Eberle, C. Wayne Cape and F. Barron Hughes were dismissed from this case without prejudice. Both Bottomline and Optio authorized the negotiation of a settlement of the pending claims, and the parties negotiated a settlement, which was subject to approval by the court. On August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. On June 25, 2007, the District Court signed an order terminating the settlement. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion was withdrawn. Neither Bottomline nor Optio’s cases are part of the designated focus case group. On November 13, 2007, the issuer defendants in the designated focus cases filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in these focus cases. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009.

The Company, and its subsidiary Optio, intend to vigorously defend themselves in these actions. Bottomline does not currently believe that the outcome of these proceedings will have a material adverse impact on its financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2009.

Executive Officers and Other Key Employees of the Registrant

Our executive officers and other key employees and their respective ages as of August 31, 2009, are as follows:

Name	Age	Positions
Robert A. Eberle	48	President, Chief Executive Officer and Director
Kevin M. Donovan	39	Chief Financial Officer and Treasurer
Richard A. Bell	44	Senior Vice President and General Manager, Financial Process Solutions North America
Eric A. Campbell	52	Chief Technology Officer
Paul J. Fannon	41	Group Sales Director, Europe
Thomas D. Gaillard	46	Senior Vice President and General Manager, Transactional Services North America
Marcus G.R. Hughes	51	Director of Global Marketing
Michael Lane	46	Senior Vice President and General Manager, Global Banking and Financial Services
Andrew Mintzer	47	Senior Vice President, Product Strategy and Delivery
Chris W. Peck	44	Managing Director, Banking Europe
Nigel K. Savory	42	Managing Director, Europe

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

Eric A. Campbell has served as Chief Technology Officer since May 2000.

Paul J. Fannon has served as Group Sales Director, Europe since October 2008. From December 2003 through October 2008, Mr. Fannon served as Managing Director, Transactional Services Europe.

Thomas D. Gaillard has served as Senior Vice President and General Manager, Transactional Services North America since July 2003.

Marcus G.R. Hughes has served as Director of Global Marketing since March 2009. From January 2009 to March 2009, Mr. Hughes served as a consultant to the Company. From March 2007 to January 2009, Mr. Hughes served as Managing Director, Global Head of Trade Services at Banco Santander. From May 2002 to March 2007, Mr. Hughes served as Head of Banking, Europe for Bottomline Technologies Europe.

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

Christopher W. Peck has served as Managing Director, Banking Europe since October 2008. From July 2003 through October 2008, Mr. Peck served as Managing Director, Group Sales Europe.

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

Period	High	Low
Fiscal 2008
First quarter	$14.14	$11.30
Second quarter	$16.37	$11.58
Third quarter	$14.04	$9.85
Fourth quarter	$13.79	$9.50
Fiscal 2009
First quarter	$13.00	$9.61
Second quarter	$10.46	$4.46
Third quarter	$7.67	$4.66
Fourth quarter	$10.31	$6.43

As of August 31, 2009, there were approximately 201 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on August 31, 2009 was $12.10. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

We have never paid dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock for the foreseeable future. Additionally, pursuant to the terms of our existing Loan and Security Agreement with Silicon Valley Bank any decision to pay dividends on our common stock would be subject to the bank’s approval.

The following table provides information about purchases by us of our common stock during the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
April 1, 2009 – April 30, 2009	—	$—	—	$4,802,000
May 1, 2009 – May 31, 2009	18,638	$8.49	18,638	$4,644,000
June 1, 2009 – June 30, 2009	25,377	$9.59	25,377	$4,401,000

Total	44,015	$9.12	44,015	$4,401,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Stock Performance Graph

The stock performance graph below compares the percentage change in cumulative stockholder return on our common stock for the period from June 30, 2004 through June 30, 2009, with the cumulative total return on The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index.

This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on June 30, 2004), The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index on June 30, 2004, and assumes dividends, if any, are reinvested.

The stock price performance shown on the following graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Bottomline Technologies (de) Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

	6/04	6/05	6/06	6/07	6/08	6/09
Bottomline Technologies (de), Inc.	100.00	141.23	76.79	116.51	91.79	85.00
NASDAQ Composite	100.00	101.09	109.49	132.47	117.33	92.91
NASDAQ Computer & Data Processing	100.00	103.70	107.43	133.90	124.41	107.96

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

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Software licenses	$13,309	$13,949	$14,102	$12,236	$18,789
Subscriptions and transactions	31,196	29,693	26,767	22,290	12,462
Service and maintenance	84,220	74,446	63,887	52,511	49,771
Equipment and supplies	9,289	13,153	13,579	14,628	15,483

Total revenues	138,014	131,241	118,335	101,665	96,505
Cost of revenues:
Software licenses	821	880	744	1,398	2,295
Subscriptions and transactions	15,045	15,789	12,138	9,294	5,371
Service and maintenance	36,995	32,202	29,254	24,072	22,010
Stock compensation expense	1,105	987	755	474	—
Equipment and supplies	6,875	9,551	10,168	11,639	11,980

Total cost of revenues	60,841	59,409	53,059	46,877	41,656

Gross profit	77,173	71,832	65,276	54,788	54,849
Operating expenses:
Sales and marketing	30,028	28,898	28,761	23,816	24,896
Stock compensation expense	2,489	2,841	2,893	2,489	—
Product development and engineering	19,378	16,596	15,308	11,448	9,375
Stock compensation expense	718	780	761	841	14
General and administrative	15,729	15,002	15,784	12,949	11,546
Stock compensation expense	5,186	4,195	3,536	3,180	—
Amortization of intangible assets	15,563	11,399	9,324	4,491	3,217

Total operating expenses	89,091	79,711	76,367	59,214	49,048

Income (loss) from operations	(11,918)	(7,879)	(11,091)	(4,426)	5,801
Other income, net	443	3,082	3,177	3,252	444

Income (loss) before provision (benefit) for income taxes	(11,475)	(4,797)	(7,914)	(1,174)	6,245
Provision (benefit) for income taxes	813	464	(884)	660	357

Net income (loss)	$(12,288)	$(5,261)	$(7,030)	$(1,834)	$5,888

	Fiscal Year Ended June 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Basic net income (loss) per common share	$(0.51)	$(0.22)	$(0.30)	$(0.08)	$0.33
Diluted net income (loss) per common share	$(0.51)	$(0.22)	$(0.30)	$(0.08)	$0.31

Shares used in computing basic net income (loss) per share	24,044	23,825	23,539	22,838	18,030

Shares used in computing diluted net income (loss) per share	24,044	23,825	23,539	22,838	19,119

Non-GAAP presentation:
Income (loss) before provision for income taxes	$(11,475)	$(4,797)	$(7,914)	$(1,174)	$6,245
Amortization of intangible assets	15,563	11,399	9,324	4,491	3,217
Stock compensation expense	9,498	8,803	7,945	6,984	14
Acquisition-related expenses	581	269	—	189	—
Restructuring charges	1,548	—	—	—	—
(Provision for) benefit from income taxes	(813)	(464)	884	(660)	(357)

Non-GAAP net income	$14,902	$15,210	$10,239	$9,830	$9,119

The non-GAAP presentation above consists of a reconciliation of our net income or loss before income taxes to a measure of non-GAAP net income or loss. We present this supplemental information in the form of non-GAAP financial measures, which excludes certain items—specifically acquisition related expenses, amortization of intangible assets, restructuring charges and stock compensation expense. We believe that this supplemental, non-GAAP presentation is useful to investors because it allows for an evaluation of Bottomline with a focus on the performance of its core operations. Our executive management team, including our chief operating decision maker, uses this same non-GAAP measure internally to assess the on-going performance of Bottomline.

Since the presentation above is not a GAAP measurement of financial performance, there are material limitations to its usefulness on a stand alone basis, including the lack of comparability of this presentation to the GAAP financial results of other companies. Accordingly the non-GAAP information should not be used in isolation from, or as a substitute for, our GAAP results.

Certain prior period amounts have been reclassified to reflect a comparable presentation of where certain classes of employees are now reported within our operating expense categories. Further, for fiscal year 2005, we had not yet adopted SFAS 123(R), which requires expense recognition of all stock based compensation.

	Fiscal Year Ended June 30,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$50,255	$35,316	$38,997	$38,752	$20,789
Marketable securities	48	57	26,876	41,745	15,127
Working capital	30,678	19,803	55,321	71,874	27,552
Total assets	183,151	198,766	189,794	175,834	110,441
Long-term debt (capital leases)	125	237	37	—	—
Total stockholders’ equity	120,549	138,265	140,436	136,608	72,793

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For fiscal year 2009, our revenue increased to $138.0 million from $131.2 million in the prior year. This revenue increase was primarily attributable to the revenue contribution from Optio Software, which we acquired in April 2008, and increased revenues from our Legal eXchange product offering as a result of continued customer adoption of that product. These increases were offset in part by a decrease of $10.7 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro, which depreciated against the US Dollar during fiscal year 2009.

We had a net loss of $12.3 million in fiscal year 2009 compared to a net loss of $5.3 million in 2008. The net loss in fiscal year 2009 reflected $25.1 million of expense associated with the amortization of intangible assets and stock compensation. The increase of approximately $4.2 million in intangible asset amortization during fiscal year 2009 as compared to fiscal year 2008 principally reflects the expense impact of intangible assets associated with Optio Software, Inc., which we acquired in April 2008. Increases in our cost of revenue and operating expense categories during fiscal year 2009 as compared to fiscal year 2008 largely reflect our overall increased operating costs as a result of our Optio acquisition and our general business growth, offset in part by a decrease of approximately $9.4 million due to a decline in foreign exchange rates associated with the British Pound Sterling and European Euro. Increases in our operating costs also reflect approximately $3.0 million (inclusive of approximately $1.4 million of stock compensation) of costs associated with severance related expenses incurred as a result of a workforce reduction of approximately 40 full-time positions and the departure of our Chief Operating Officer, during 2009.

In fiscal year 2009, we derived approximately 47% of our revenue from customers located outside of North America, principally in Europe and Australia. We expect future revenue growth to be driven by increased purchases of our products by new and existing bank and financial institution customers in both North America and international markets, increased sales of our payments and transactional documents products, the contribution of revenue from our newer subscription and transaction based products, and the continued market adoption of our Legal eXchange product in the US. Upon the completion of our PayMode acquisition, which we expect to occur in September 2009, we also expect contribution to revenue from PayMode.

While we continued to grow our business, the overall economic environment during 2009 represented a significant challenge. While we did not experience any significant decline in our overall volume of customer orders we did observe that, in some cases, closing new business took somewhat longer. We also observed instances where customer buying decisions were postponed. Our customers operate in many different industries; a diversification that we believe continues to help us in a challenging economic climate. Additionally, we believe that our recurring and subscription revenue base helps position us defensively against any short term economic downturn. While we believe that we continue to compete favorably in all of the markets we serve, ongoing or worsening economic stresses could impact our business more significantly in the future.

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

•

Subscription and Transaction Fees. We derive subscription and transaction fees from a number of sources, principally our hosted products such as Legal eXchange and, to a lesser extent, certain of our newer solutions which are sold on a subscription, rather than a perpetual license, basis. Subscription revenues are typically recognized on a ratable basis over the subscription period. Transaction revenues are typically recorded at the time transactions are processed. Some of our hosted products require customers to pay non-refundable set up or installation fees. In these cases, since the up-front fees do not represent a separate revenue earnings process, these fees are deferred and recognized as revenue over the estimated life of the customer relationship, which is generally five years. A significant part of our focus remains on growing the revenue contribution from our subscription and transaction based revenue streams.

•

Service and Maintenance Fees. Our service and maintenance revenues consist of professional services fees and customer support and maintenance fees. Revenues relating to professional services not associated with customized software solutions are normally recognized at the time services are rendered. Professional services revenues associated with software license arrangements that include significant customization and modification are generally recognized on a percentage of completion basis over the life of the project. Software maintenance fees are recognized as revenue ratably over the respective maintenance period, which is typically one year.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. These critical accounting policies and estimates relate to stock-based compensation, revenue recognition, the valuation of goodwill and intangible assets, and the valuation of acquired deferred revenue. These critical policies and our procedures related to these policies are discussed below. In addition, refer to Note 2 to the accompanying consolidated financial statements for a discussion of all of our significant accounting policies.

Stock Based Compensation

Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS 123R), requires the expense recognition of the estimated fair value of all share-based payments issued to employees. For the fiscal years ended June 30, 2009, 2008 and 2007, we recorded approximately $9.5 million, $8.8 million, and $7.9 million of expense associated with share-based payments, respectively. The substantial majority of this expense is related to awards of stock options and restricted stock.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, we use a Black-Scholes option pricing model to derive an estimated fair value. The Black-Scholes pricing model requires the consideration of the following variables for purposes of estimating fair value:

•	the stock option exercise price,

•	the expected term of the option,

•	the grant date price of our common stock,

•	the expected volatility of our common stock,

•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future), and

•	the risk free interest rate for the expected option term.

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. For purposes of estimating the expected option term, we review and consider our historic option activity, particularly the underlying option holding period (including the holding period inherent in currently vested but unexercised options). For stock options granted during 2009 we estimated an expected term between

4.3 and 4.4 years. In estimating our stock price volatility, we analyze our historical volatility for a period equal to the expected term of our stock option awards and, by reference to actual stock prices over this period, estimated volatility ranging from 45% to 50% for options granted during 2009. We believe that each of these estimates, both expected term and volatility, are reasonable in light of the historical data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

A portion of the stock option expense recorded during fiscal year 2009 relates to the continued vesting of stock options that were granted prior to our adoption of the expense recognition requirements in fiscal year 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with awards granted prior to fiscal 2006, which were also calculated using a Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior filings on Form 10-K.

Revenue Recognition

We derive our revenues from the sale of perpetual and subscription based software licenses, hosted subscription and transactional based product offerings, professional services, software maintenance and equipment and supplies. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectability is probable. We consider a non-cancelable fully executed agreement or customer purchase order to be persuasive evidence of an arrangement. We consider delivery to have occurred upon transfer of product title to the customer, or completion of services rendered. We consider the fee to be fixed or determinable if the fee is not subject to adjustment or if we have not granted extended payment terms to the customer. Excluding our long-term contract arrangements for which revenue is recorded on a percentage of completion basis, our normal customer payment terms do not exceed 90 days from the date of delivery. To help secure revenue arrangements and enhance the predictability of future revenue, we periodically offer customers the ability to pay on an extended payment term basis. If extended payment terms are granted to a customer, revenue is recorded as payments become contractually due, assuming all other revenue recognition criteria have been met. We consider collection to be probable if our internal credit analysis indicates that the customer will be able to pay contractually committed amounts as they become due under the arrangement.

Our sales arrangements can contain multiple revenue elements, such as perpetual or subscription based software licenses, transaction fees, professional services, and software maintenance. Revenue allocated to the software element is based on the “residual value” method, under which revenue equal to the fair value of professional services and software support is allocated to those items based on their fair value and recognized as revenue as those items are delivered. Any “residual” or remaining portion of the total arrangement fee is then allocated to the software license. Revenue is recognized for each element when all of the aforementioned revenue recognition criteria have been met.

Certain of our software arrangements require significant customization and modification and involve extended implementation periods. These arrangements do not qualify for separate element revenue recognition treatment as described above, and instead must be accounted for under contract accounting. Under contract accounting, companies must select from two generally accepted methods of accounting: the completed contract method and the percentage of completion method. The completed contract method recognizes revenue and costs upon contract completion, and all project costs and revenues are reported as deferred items in the balance sheet until that time. The percentage of completion method recognizes revenue and costs on a contract over time, as the work progresses.

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

Goodwill and Intangible Assets

We account for our goodwill and intangible assets under the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). We are required to perform an annual impairment test of our goodwill and for fiscal 2009 we performed this review during our fourth quarter (which is consistent with the historic timing of our annual goodwill impairment review). Based on this review, we concluded that there was no goodwill impairment. Our analysis was performed at the “reporting unit” level and required an estimate of the fair value of each reporting unit. Based on the results of this review we concluded that none of our reporting units were impaired. However, there can be no assurance that there will not be impairment charges in subsequent periods as a result of our future impairment reviews. To the extent that future impairment charges occurred it would likely have a material impact on our financial results. At June 30, 2009, the carrying value of goodwill for all of our reporting units was approximately $65 million.

In addition to our annual goodwill impairment review we also perform periodic reviews of the carrying value of our other intangible assets. These intangible assets consist primarily of acquired core technology and acquired customer related intangibles such as customer lists and customer contracts. In evaluating potential impairment of these assets we specifically consider whether any indicators of impairment are present, including:

•	whether there has been a significant adverse change in the business climate that affects the value of an asset;

•	whether there has been a significant change in the extent or manner in which an asset is used; and

•	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At June 30, 2009, the carrying value of our intangible assets, excluding goodwill, was approximately $25 million. As a result of our fiscal 2009 impairment review we concluded that none of these assets were impaired.

Valuation of Acquired Intangible Assets and Acquired Deferred Revenue

In connection with our recent acquisitions we have recorded intangible assets relating principally to acquired technology and customer related intangible assets. The valuation process used to calculate the values assigned to these acquired intangible assets is complex and involves significant estimation relative to our financial projections. The principal component of the valuation process is the determination of discounted future cash flows, and there are a number of variables that we consider for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process generally utilize at least a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

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

Additionally, we are required to estimate the acquisition date fair value of software maintenance contracts that we assume as part of any acquisition (such as with our April 2008 acquisition of Optio). The estimated fair value of these acquired contracts is established as deferred revenue in the acquisition purchase price allocation and is recorded as revenue by us over the remaining contractual period. The acquisition date fair value of these arrangements is estimated based on the historical and projected costs we expect to incur in fulfilling the arrangements, plus a normal profit margin. These costs exclude amounts relating to any selling effort, since those costs would have been incurred by the predecessor company rather than by us. The cost estimates also exclude any ongoing research and development expenses associated with product upgrades since these amounts do not represent a legal obligation that we assume at the time of acquisition.

Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (July 1, 2009 for us) and early adoption is prohibited. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

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

SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is not permitted. Accordingly, we adopted SFAS 141(R) on July 1, 2009. We expect that the adoption of this pronouncement will significantly affect how we account for business combination transactions consummated after the adoption date, in the areas noted above.

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

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). The statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 became effective for us on July 1, 2008, excluding the items deferred by FSP 157-2 which became effective for us on July 1, 2009. SFAS 157 has resulted in additional disclosures within our consolidated financial statements, as further described in Note 2 to our financial statements.

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

Income Tax Uncertainties

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, or FIN 48, on July 1, 2007. As a result of our adoption of FIN 48, we recorded a decrease to our tax reserves and our accumulated deficit in the amount of $0.1 million during the first quarter of fiscal 2008.

Results of Operations

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Revenues by Segment

We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The following table represents our revenues by segment:

	For the Fiscal Year Ended June 30,
	2009		2008		Increase (Decrease) Between Periods
	Revenues	As % of total	Revenues	As % of total	Revenues	% Change
	(in thousands)
Payments and Transactional Documents	$90,786	65.8	$84,962	64.7	$5,824	6.9
Banking Solutions	22,936	16.6	22,107	16.9	829	3.7
Outsourced Solutions	24,292	17.6	24,172	18.4	120	0.5

	$138,014	100.0	$131,241	100.0	$6,773	5.2

Payments and Transactional Documents. The revenue increase for the fiscal year ended June 30, 2009 was primarily attributable to the revenue contribution from Optio, which we acquired in April 2008. This increase was offset in part by a decrease of $9.2 million as a result of declining foreign exchange rates associated with the British Pound Sterling and European Euro. We expect revenue for the Payments and Transactional Documents segment to increase in fiscal 2010 as a result of increased sales of our payment and document management solutions.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to fiscal 2008, as we continued to generate revenue from several large new and ongoing banking projects. We expect revenues for the Banking Solutions segment to increase in fiscal year 2010 as a result of the contribution of revenue from ongoing projects and from additional purchases by new and existing bank and financial institution customers in both North America and international markets.

Outsourced Solutions. The slight increase in revenue for the fiscal year ended June 30, 2009 was due to revenue increases related to our Legal eXchange product offering, offset in part by decreases in European foreign currency exchange rates of $1.6 million and a decrease in revenue from certain of our legacy outsourced accounts payable automation products in Europe. We expect revenue for the Outsourced Solutions segment to increase during fiscal year 2010 as current customers of Legal eXchange move from the implementation phase (during which no revenue is recorded) into live production and as a result of the revenue contribution from PayMode. We expect to complete the PayMode acquisition in September 2009.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2009	2008	2009 Compared to 2008
	(in thousands)%
Revenues:
Software licenses	$13,309	$13,949	$(640)	(4.6)
Subscriptions and transactions	31,196	29,693	1,503	5.1
Service and maintenance	84,220	74,446	9,774	13.1
Equipment and supplies	9,289	13,153	(3,864)	(29.4)

Total revenues	$138,014	$131,241	$6,773	5.2

Software Licenses. The decrease in software license revenues was due principally to a decrease of approximately $1.0 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro and a small decrease in certain of our domestic payments and documents software license revenues, offset in part by the revenue contribution from Optio and an increase in revenue due to an increase in demand for certain of our European payment products. We expect software license revenues to increase in fiscal year 2010.

Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from new Legal eXchange customers and the revenue contribution from certain Optio products that are sold on a subscription basis. These increases were offset in part by a decrease of $3.0 million as a result of declining foreign exchange rates associated with the British Pound Sterling. We expect subscription and transaction revenues to increase in fiscal year 2010 as a result of new orders for our subscription and transaction based product offerings, the revenue contribution from new Legal eXchange customers, the revenue contribution from a subscription-based arrangement in our Banking Solutions segment and as a result of the revenue contribution from PayMode. We expect to complete the PayMode acquisition in September 2009.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of the revenue contribution from Optio and an increase in professional services from our Banking segment and certain of our European operations. These increases were offset in part by a decrease of $5.0 million as a result of declining foreign exchange rates associated with the British Pound Sterling and European Euro. We expect that service and maintenance revenues will increase in fiscal year 2010 as a result of the revenue contribution from new and existing projects within our Banking Solutions segment.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to our continued de-emphasis of lower margin transactions within this aspect of our business and a decrease of approximately $1.8 million as a result of declining foreign exchange rates associated with the British Pound Sterling. We expect that equipment and supplies revenues will increase slightly in fiscal year 2010.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2009	2008	2009 Compared to 2008
	(in thousands)%
Cost of revenues:
Software licenses	$821	$880	$(59)	(6.7)
Subscriptions and transactions	15,045	15,789	(744)	(4.7)
Service and maintenance	36,995	32,202	4,793	14.9
Stock compensation expense	1,105	987	118	12.0
Equipment and supplies	6,875	9,551	(2,676)	(28.0)

Total cost of revenues	$60,841	$59,409	$1,432	2.4

Gross profit	$77,173	$71,832	$5,341	7.4

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 6% of software license revenues in the fiscal years ended June 30, 2009 and 2008. We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, in fiscal year 2010.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 48% of subscription and transaction revenues in the fiscal year ended June 30, 2009 from 53% in the fiscal year ended June 30, 2008. The decrease in subscription and transaction costs as a percentage of revenue was due principally to the overall increase in our subscription and transaction revenue streams, some of which is related to our acquisition of Optio, improved margins for our transactional revenue streams in Europe and the shift of certain expenses from the subscriptions and transactions cost of sales category to the service and maintenance costs of sales category based on changes in where internal resources were deployed. We expect that subscription and transaction costs will decrease as a percentage of subscription and transaction revenue in fiscal year 2010, but will increase in dollar terms due to the expense impact of PayMode. We expect to complete the PayMode acquisition in September 2009.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased as a percentage of service and maintenance revenues to 44% in the fiscal year ended June 30, 2009 as compared to 43% in the fiscal year ended June 30, 2008. The increase in service and maintenance costs as a percentage of service and maintenance revenues was due to lower margins in our Banking Solutions segment as we continued to expand our professional service and support teams to support new customers, the impact of the fair value discount applied to acquired software maintenance contracts in the Optio acquisition, and the shift of certain expenses from the subscriptions and transactions cost of sales category to the service and maintenance costs of sales category based on changes in where internal resources were deployed. In dollar terms, service and maintenance costs for fiscal 2009 were impacted by $0.3 million of expense associated with restructuring activities occurring during the year. We expect that service and maintenance costs will decrease as a percentage of service and maintenance revenue in fiscal year 2010.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs remained relatively consistent at 74% of equipment and supplies revenues in the fiscal year ended June 30, 2009 compared to 73% of equipment and supplies revenues in the fiscal year ended June 30, 2008. The slight increase in equipment and supplies costs as a percentage of equipment and supplies revenues was due to an unfavorable mix of lower margin revenue transactions (supplies versus equipment) and due to higher costs of certain supplies in the fiscal year ended June 30, 2009. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues in fiscal year 2010.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2009	2008	2009 Compared to 2008
	(in thousands)%
Operating expenses:
Sales and marketing	$30,028	$28,898	$1,130	3.9
Stock compensation expense	2,489	2,841	(352)	(12.4)
Product development and engineering	19,378	16,596	2,782	16.8
Stock compensation expense	718	780	(62)	(7.9)
General and administrative	15,729	15,002	727	4.8
Stock compensation expense	5,186	4,195	991	23.6
Amortization of intangible assets	15,563	11,399	4,164	36.5

Total operating expenses	$89,091	$79,711	$9,380	11.8

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008 due to expenses of $0.3 million associated with restructuring activities that occurred during 2009 and higher operating costs, largely as a result of headcount-related cost increases from our Optio acquisition. These increases were offset in part by a decrease of $2.5 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro. We expect that sales and marketing expenses will increase in fiscal year 2010 as we continue to focus on our marketing initiatives to support our new and existing products and due to costs related to PayMode. We expect to complete the PayMode acquisition in September 2009.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands, as well as development of our newer accounts payable automation products. The increase in product development and engineering expenses was primarily attributable to expenses of $0.2 million associated with restructuring activities that occurred during 2009, expenses associated with the activities of Optio and a decrease in the use of development resources in revenue-generating roles during the period the cost of which, to the extent occurring, is recorded as a cost of revenue. These increases were offset in part by a decrease of $0.8 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro. We expect that product development and engineering expenses will increase in fiscal year 2010, largely as a result of the impact of PayMode. We expect to complete the PayMode acquisition in September 2009.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was principally attributable to expenses of $0.7 million associated with restructuring activities that occurred during 2009, acquisition-related costs of $0.6 million that were expensed in accordance with the accounting transition requirements of SFAS 141(R) and increased headcount costs, partially related to Optio. These increases were offset in part by a decrease of $1.0 million due to a decline in the foreign exchange rate of the British Pound Sterling and a decrease in the use of third party contractors. We expect that general and administrative expenses will remain relatively consistent during fiscal year 2010.

Stock Compensation Expense. During the fiscal year ended June 30, 2009, stock compensation expense increased to $9.5 million as compared to $8.8 million for the fiscal year ended June 30, 2008. This increase was due primarily to expense of approximately $1.4 million associated with restructuring activities that occurred in 2009, offset in part by the completion of vesting of awards with a higher valuation. The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the fiscal year ended June 30, 2009 and 2008, stock compensation expense was allocated as follows:

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2009	2008	2009 Compared to 2008
	(in thousands)%
Cost of revenues: service and maintenance	$1,105	$987	$118	12.0
Sales and marketing	2,489	2,841	(352)	(12.4)
Product development and engineering	718	780	(62)	(7.9)
General and administrative	5,186	4,195	991	23.6

Total stock compensation expense	$9,498	$8,803	$695	7.9

During fiscal year 2010, we expect stock compensation expense to decrease due to the non-recurring effect of restructuring costs incurred in fiscal 2009.

Amortization of Intangible Assets. Amortization expense increased as a result of the increase in intangible assets arising from our acquisition of Optio Software in April 2008. At current intangible asset levels, we expect that total amortization expense for fiscal 2010 will approximate $11.8 million. This excludes any impact from the acquisition of PayMode; which we expect to complete in September 2009.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2009	2008	2009 Compared to 2008
	(in thousands)%
Interest income	$635	$2,712	$(2,077)	(76.6)
Interest expense	(106)	(36)	(70)	(194.4)
Other (expense) income, net	(86)	406	(492)	(121.2)

Other income, net	$443	$3,082	$(2,639)	(85.6)

Interest income decreased largely as a result of a decrease in our cash and investments balances and rates of return, due principally to our use of cash to acquire Optio in April 2008. We expect interest income to remain relatively consistent in 2010, based on our projected cash position. Interest expense remained insignificant in 2009. Other income decreased as a result of certain realized foreign exchange losses, however foreign exchange gains and losses continue to be a minor component of our overall operations. Excluding interest income, we expect that the individual components of other income and expense will continue to represent insignificant components of our overall operations in 2010.

Provision for Income Taxes

We recorded net income tax expense of $0.8 million for the fiscal year ended June 30, 2009 compared to net income tax expense of $0.5 million for the fiscal year ended June 30, 2008. The net expense position for the year ended June 30, 2009 was due to income tax expense associated with our Australian, German, French and US operations. This expense was partially offset by an income tax benefit associated with our UK operations. The fiscal 2009 net tax expense includes the impact of a non-recurring tax benefit of $0.1 million arising from a change in our German tax rate as a result of a restructuring of our German operations as well as a tax benefit of $0.2 million resulting from the enactment of legislation that allowed us to claim a tax refund for a portion of our unused research and development credit carryforwards. In the year ended June 30, 2008, income tax expense was attributable to our Australian and US operations, partially offset by income tax benefit associated with our European operations. In both 2009 and 2008, we recorded US income tax expense due to an increase in deferred tax liabilities associated with goodwill that is deductible for US tax purposes but not amortized for financial reporting purposes, and due to the use of certain acquired deferred tax assets for which the corresponding valuation allowance was recorded as a reduction to goodwill for financial reporting purposes.

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Revenues by Segment

The following table represents our revenues by segment:

	For the Year Ended June 30,
	2008		2007		Increase (Decrease) Between Periods
	Revenues	As % of total	Revenues	As % of total	Revenues	% Change
	(in thousands)
Payments and Transactional Documents	$84,962	64.7	$75,099	63.5	$9,863	13.1
Banking Solutions	22,107	16.9	20,017	16.9	2,090	10.4
Outsourced Solutions	24,172	18.4	23,219	19.6	953	4.1

	$131,241	100.0	$118,335	100.0	$12,906	10.9

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

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2008	2007	2008 Compared to 2007
	(in thousands)%
Revenues:
Software licenses	$13,949	$14,102	$(153)	(1.1)
Subscriptions and transactions	29,693	26,767	2,926	10.9
Service and maintenance	74,446	63,887	10,559	16.5
Equipment and supplies	13,153	13,579	(426)	(3.1)

Total revenues	$131,241	$118,335	$12,906	10.9

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

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2008	2007	2008 Compared to 2007
	(in thousands)%
Cost of revenues:
Software licenses	$880	$744	$136	18.3
Subscriptions and transactions	15,789	12,138	3,651	30.1
Service and maintenance	32,202	29,254	2,948	10.1
Stock compensation expense	987	755	232	30.7
Equipment and supplies	9,551	10,168	(617)	(6.1)

Total cost of revenues	$59,409	$53,059	$6,350	12.0

Gross profit	$71,832	$65,276	$6,556	10.0

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased to 6% of software license revenues in the year ended June 30, 2008, from 5% in year ended June 30, 2007. The slight increase in software license cost of revenues was primarily due to the contribution of Formscape software products, which carry a slightly lower gross margin than certain of our traditional software products.

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

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2008	2007	2008 Compared to 2007
	(in thousands)%
Operating expenses:
Sales and marketing	$28,898	$28,761	$137	0.5
Stock compensation expense	2,841	2,893	(52)	(1.8)
Product development and engineering	16,596	15,308	1,288	8.4
Stock compensation expense	780	761	19	2.5
General and administrative	15,002	15,784	(782)	(5.0)
Stock compensation expense	4,195	3,536	659	18.6
Amortization of intangible assets	11,399	9,324	2,075	22.3

Total operating expenses	$79,711	$76,367	$3,344	4.4

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

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2008	2007	2008 Compared to 2007
	(in thousands)%
Cost of revenues: service and maintenance	$987	$755	$232	30.7
Sales and marketing	2,841	2,893	(52)	(1.8)
Product development and engineering	780	761	19	2.5
General and administrative	4,195	3,536	659	18.6

Total stock compensation expense	$8,803	$7,945	$858	10.8

Amortization of Intangible Assets. Amortization expense increased as a result of the increase to intangible assets arising from our current and prior year acquisitions.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2008	2007	2008 Compared to 2007
	(in thousands)%
Interest income	$2,712	$3,187	$(475)	(14.9)
Interest expense	(36)	(24)	(12)	(50.0)
Other income, net	406	14	392	2,800.0

Other income, net	$3,082	$3,177	$(95)	(3.0)

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

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock and at June 30, 2009 we had working capital of $30.7 million. We have generated positive operating cash flows in each of our last eight completed fiscal years. We believe that cash generated from our operations and the cash, cash equivalents and marketable securities on hand will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We also may receive additional investments from, and make investments in, customers or other companies. However, any such transactions would require the approval of our board of directors and, in some cases, stockholders and potentially bank or regulatory approval. We expect to complete the PayMode acquisition in September 2009 for $17.0 million in cash, plus warrants for 1,000,000 shares of our common stock. The warrants have an exercise price of $8.50 per share and a ten-year contractual life. We also may undertake additional business or asset acquisitions or divestitures.

During the fiscal year ended June 30, 2009, our cash balances decreased by approximately $4.2 million as a result of a decline in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar. To the extent that exchange rates associated with these foreign currencies decline further, we could be subject to further decreases in our cash balances upon translation to US Dollars. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we experienced during 2009, are adequate to meet our liquidity and working capital requirements for the foreseeable future.

Operating Activities

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Net loss	$(12,288)	$(5,261)	$(7,030)
Non-cash adjustments, net	29,138	22,419	19,240
(Increase) decrease in accounts receivable	3,903	(2,021)	207
All other, net	3,791	1,044	(456)

Net cash provided by operating activities	$24,544	$16,181	$11,961

Net cash provided by operating activities for the fiscal years ended June 30, 2009, 2008, and 2007 was primarily due to our net loss, adjusted by favorable non-cash adjustments. Non-cash adjustments are principally transactions that result in the recognition of financial statement expense but not a corresponding cash disbursement, such as stock compensation expense, amortization of intangible assets, depreciation of property and equipment and the provision for allowances of accounts receivable.

As of June 30, 2009, the deferred tax assets associated with our US operations and a portion of the deferred tax assets associated with our European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

At June 30, 2009, we have available US net operating loss carryforwards of $53.3 million, which expire at various times through the year 2027. We also have $2.8 million of research and development tax credit carryforwards available, which expire at various points through year 2029. The operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Acquisition of businesses and assets, net of cash acquired	$—	$(36,730)	$(17,016)
Net proceeds from sales of marketable securities	—	26,825	14,875
Purchases of property and equipment	(3,133)	(4,971)	(3,593)

Net cash used in investing activities	$(3,133)	$(14,876)	$(5,734)

In the fiscal year ended June 30, 2009, cash was used to acquire property and equipment. In the fiscal year ended June 30, 2008, proceeds from the sale of marketable securities was primarily used to fund the acquisition of Optio and, to a lesser extent, to acquire property and equipment. In the fiscal year ended June 30, 2007, cash was primarily used to acquire Formscape and property and equipment using proceeds from the sale of marketable securities.

Financing Activities

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Proceeds from exercise of stock options and employee stock purchase plan	$1,456	$5,788	$4,154
Repurchase of common stock	(3,469)	(10,961)	(11,186)
Excess tax benefits associated with stock based compensation	15	125	104
Capital lease payments	(131)	(45)	(90)
Payment of bank financing fees	(30)	(28)	(15)
Payment of long-term financing obligation	(89)	—	—

Net cash used in financing activities	$(2,248)	$(5,121)	$(7,033)

Net cash used in financing activities for the fiscal years ended June 30, 2009, 2008, and 2007 was primarily the result of the repurchase of our common stock, offset in part by proceeds received from the exercise of stock options and from the purchase of our stock by participants in our employee stock purchase plan.

Notes Payable and Credit Facilities

In June 2009, we renewed, through September 21, 2009, our Loan and Security Agreement with Silicon Valley Bank (Credit Facility). The Credit Facility, as renewed, provides for aggregate borrowings of up to $2 million and requires us to maintain certain financial covenants. Borrowings under the Credit Facility are secured by substantially all our assets, bear interest at the bank’s prime rate (4.0% at June 30, 2009) and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, Bottomline. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2009, we were in the process of establishing a $0.5 million letter of credit to be issued to our landlord as part of the lease agreement for our corporate headquarters. The letter of credit was formally issued to the landlord in July, 2009.

Business Acquisitions

On August 5, 2009 we entered into an asset purchase agreement with Bank of America to acquire Bank of America’s PayMode business. We expect to complete the PayMode acquisition in September 2009. See Item 1. Business—Recent Developments.

On April 21, 2008, we acquired Optio Software, Inc. (Optio). Optio is a US based company with operations in the US, UK, Germany and France that provides software solutions dedicated to automating, managing and controlling the entire lifecycle of document intensive processes, while ex tending the value of its customers’ enterprise resource planning and hospital information systems. The purchase consideration and acquisition related costs for Optio were approximately $37 million in cash, net of cash acquired. Optio operating results are included in our operating results from the date of acquisition forward, as a component of the Payments and Transactional Documents operating segment.

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

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2009:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$13,615	$3,603	$7,974	$2,038	$—
Capital lease obligations (inclusive of interest)	254	123	131	—	—
Other contractual obligations	446	243	203	—	—

Total	$14,315	$3,969	$8,308	$2,038	$—

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits, for which cash settlement may be required, in the amount of $0.6 million. These amounts have been excluded because, as of June 30, 2009, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2009 we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our exposure to financial risk, including changes in interest rates, relates primarily to cash and cash equivalents and our short-term investments. These investments bear interest at variable interest rates which are subject to market changes. We have not entered into any interest rate swap agreements or other instruments to minimize our exposure to interest rate fluctuations. We have not had any derivative instruments in the past and do not presently plan to in the future. Our investment portfolio typically consists of demand deposit accounts, money market mutual funds, U.S. Treasury securities, corporate debt securities or debt securities issued by U.S.

state agencies and institutions. Based on our current average balances of cash, cash equivalents and marketable securities, a significant change in interest rates could have a material effect on our operating results. Based on our average cash, cash equivalents and investment portfolio and average actual interest rates during the respective annual periods, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $0.4 million, $0.6 million, and $0.7 million for the fiscal years ended 2009, 2008 and 2007, respectively, in our results of operations and cash flows.

Foreign currency exchange rate risk

We have significant operations located in the United Kingdom, where the functional currency is British Pound Sterling. We also have operations in Australia, where the functional currency is the Australian dollar, and in Germany and France, where the functional currency is the European Euro. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future.

Foreign currency translation risk

Based on our cash and cash equivalents balances denominated in non-US currencies, a 10% increase or decrease in the exchange rate between the British Pound Sterling and the US Dollar would result in an increase or decrease to our cash and cash equivalents of approximately $2.1 million and $2.3 million as of June 30, 2009 and 2008, respectively. A 10% increase or decrease in the exchange rate between the European Euro and the US Dollar would result in an increase or decrease to our cash and cash equivalents of approximately $0.2 million at June 30, 2009 and 2008. A 10% increase or decrease in the exchange rate between the Australian Dollar and the US Dollar would result in an increase or decrease to our cash and cash equivalents of approximately $0.2 million at June 30, 2009 and 2008.

A 10% increase or decrease in the average exchange rate between the British Pound Sterling and the US dollar would result in an increase or decrease to revenue of approximately $4.7 million, $5.3 million, and $5.1 million for fiscal years 2009, 2008 and 2007, respectively. A 10% increase or decrease in the average exchange rate between the British Pound Sterling and the US dollar would result in an increase or decrease to our net loss of approximately $0.1 million, $0.1 million and $0.4 million for fiscal years 2009, 2008 and 2007, respectively.

A 10% increase or decrease in the average exchange rate between the European Euro and the US dollar would result in an increase or decrease to revenue of approximately $0.4 million and $0.2 million for fiscal years 2009 and 2008, respectively. A 10% increase or decrease in rates would not have had a material impact on revenue in 2007 given our limited operations in Euro-denominated geographies in that year, and would not have had a material impact on our net loss in 2009, 2008 or 2007.

A 10% increase or decrease in the average exchange rate between the Australian dollar and the US dollar would result in an increase or decrease to revenue of approximately $0.2 million in each of fiscal years 2009, 2008 and 2007. A 10% increase or decrease in the average exchange rate between the Australian dollar and the US dollar would result in an increase or decrease to our net loss of approximately $0.2 million for fiscal 2009 and 2008, but would not have had a material impact on our net loss in 2007.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Executive Officers and Other Key Employees of the Registrant” in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2009. The information required by this item is incorporated herein by reference to the information contained under the captions “Proposal I—Election of Class I Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements—see “Index to Financial Statements”	50

(2)	Financial Statement Schedule for the Years Ended June 30, 2009, 2008 and 2007: Schedule II—Valuation and Qualifying Accounts	49

	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)	Exhibits:

	Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference	85

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS

Years Ended June 30, 2009, 2008 and 2007

	Activity
Year Ended	Balance at Beginning of Year	(Charged to Revenue, Costs and Expenses)	Additions(1)	Recoveries	Deductions(2)	Balance at End of Year
	(in thousands)
June 30, 2009	$1,433	13	102	1	904	$645
June 30, 2008	$1,590	—	477	1	635	$1,433
June 30, 2007	$1,833	52	65	—	360	$1,590

(1)	Additions represent increases to the allowance for doubtful accounts and returns balances as a result of reserves recorded in connection with purchase business combinations as well as the impact of increases in foreign currency exchange rates.
(2)	Deductions are principally write-offs and reductions to reserves, including reductions to reserves initially recorded as part of purchase accounting, as well as the impact of decreases in foreign currency exchange rates.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 52.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bottomline Technologies (de), Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bottomline Technologies (de), Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and loss, and cash flows for each of the three years in the period ended June 30, 2009 of Bottomline Technologies (de), Inc. and our report dated September 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

September 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and loss, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

September 10, 2009

CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$50,255	$35,316
Marketable securities	48	57
Accounts receivable, net of allowances for doubtful accounts and returns of $645 at June 30, 2009 and $1,433 at June 30, 2008	23,118	28,747
Inventory, net	397	516
Prepaid expenses and other current assets	5,134	5,641

Total current assets	78,952	70,277
Property, plant and equipment, net	10,106	11,840
Customer related intangible assets, net	20,441	33,679
Core technology intangible assets, net	3,460	7,916
Other intangible assets, net	1,119	1,632
Goodwill	64,569	72,187
Other assets	4,504	1,235

Total assets	$183,151	$198,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,955	$8,856
Accrued expenses	9,290	10,997
Deferred revenue	33,029	30,621

Total current liabilities	48,274	50,474
Deferred revenue, non current	10,213	3,856
Deferred income taxes	2,263	4,179
Other liabilities	1,852	1,992

Total liabilities	62,602	60,501
Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—26,516 at June 30, 2009 and 25,854 at June 30, 2008; outstanding shares—24,311 at June 30, 2009 and 23,939 at June 30, 2008	27	26
Additional paid-in-capital	287,082	277,660
Accumulated other comprehensive (loss) income	(4,920)	7,766
Treasury stock: 2,205 shares at June 30, 2009 and 1,915 shares at June 30, 2008, at cost	(24,360)	(22,195)
Accumulated deficit	(137,280)	(124,992)

Total stockholders’ equity	120,549	138,265

Total liabilities and stockholders’ equity	$183,151	$198,766

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2009	2008	2007
	(in thousands, except per share data)
Revenues:
Software licenses	$13,309	$13,949	$14,102
Subscriptions and transactions	31,196	29,693	26,767
Service and maintenance	84,220	74,446	63,887
Equipment and supplies	9,289	13,153	13,579

Total revenues	138,014	131,241	118,335
Cost of revenues:
Software licenses	821	880	744
Subscriptions and transactions	15,045	15,789	12,138
Service and maintenance(1)	38,100	33,189	30,009
Equipment and supplies	6,875	9,551	10,168

Total cost of revenues	60,841	59,409	53,059

Gross profit	77,173	71,832	65,276
Operating expenses:
Sales and marketing(1)	32,517	31,739	31,654
Product development and engineering(1)	20,096	17,376	16,069
General and administrative(1)	20,915	19,197	19,320
Amortization of intangible assets	15,563	11,399	9,324

Total operating expenses	89,091	79,711	76,367

Loss from operations	(11,918)	(7,879)	(11,091)
Interest income	635	2,712	3,187
Interest expense	(106)	(36)	(24)
Other, net	(86)	406	14

Other income, net	443	3,082	3,177

Loss before provision for (benefit from) income taxes	(11,475)	(4,797)	(7,914)
Provision for (benefit from) income taxes	813	464	(884)

Net loss	$(12,288)	$(5,261)	$(7,030)

Basic and diluted net loss per common share	$(0.51)	$(0.22)	$(0.30)

Shares used in computing basic and diluted net loss per common share	24,044	23,825	23,539

(1) Stock based compensation is allocated as follows:
	Fiscal Year Ended June 30
	2009	2008	2007
	(in thousands)
Cost of revenues: service and maintenance	$1,105	$987	$755
Sales and marketing	2,489	2,841	2,893
Product development and engineering	718	780	761
General and administrative	5,186	4,195	3,536

	$9,498	$8,803	$7,945

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME AND LOSS

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balances at June 30, 2006	23,647	$23	93	$(748)	$246,543	$3,585	$(112,795)	$136,608
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	506	1	(67)	649	3,504	—	—	4,154
Vesting of restricted stock awards	192	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	7,945	—	—	7,945
Issuance of common stock in connection with Formscape acquisition	521	1	—	—	5,205	—	—	5,206
Repurchase of common stock to be held in treasury	—	—	1,026	(11,186)	—	—	—	(11,186)
Tax benefit associated with non-qualified stock option exercises	—	—	—	—	32	—	—	32
Net loss	—	—	—	—	—	—	(7,030)	(7,030)
Foreign currency translation adjustment	—	—	—	—	—	4,707	—	4,707

Comprehensive loss	—	—	—	—	—	—	—	(2,323)

Balances at June 30, 2007	24,866	$25	1,052	$(11,285)	$263,229	$8,292	$(119,825)	$140,436
Cumulative effect of change in accounting principle – adoption of FIN 48	—	—	—	—	—	—	94	94
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	571	1	(86)	992	4,795	—	—	5,788
Vesting of restricted stock awards	311	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	8,803	—	—	8,803
Exercise of director stock options on a net share settlement basis	106	—	70	(941)	941	—	—	—
Repurchase of common stock to be held in treasury	—	—	879	(10,961)	—	—	—	(10,961)
Tax deficiency associated with non qualified stock option exercises and forfeitures	—	—	—	—	(82)	—	—	(82)
Share registration costs	—	—	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	—	—	(5,261)	(5,261)
Foreign currency translation adjustment	—	—	—	—	—	(526)	—	(526)

Comprehensive loss	—	—	—	—	—	—	—	(5,787)

Balances at June 30, 2008	25,854	$26	1,915	$(22,195)	$277,660	$7,766	$(124,992)	$138,265
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	97	—	(116)	1,304	152	—	—	1,456
Vesting of restricted stock awards	565	1	—	—	—	—	—	1
Stock compensation expense	—	—	—	—	9,498	—	—	9,498
Repurchase of common stock to be held in treasury	—	—	406	(3,469)	—	—	—	(3,469)
Tax deficiency associated with non qualified stock option exercises and forfeitures	—	—	—	—	(228)	—	—	(228)
Net loss	—	—	—	—	—	—	(12,288)	(12,288)
Foreign currency translation adjustment	—	—	—	—	—	(12,686)	—	(12,686)

Comprehensive loss	—	—	—	—	—	—	—	(24,974)

Balances at June 30, 2009	26,516	$27	2,205	$(24,360)	$287,082	$(4,920)	$(137,280)	$120,549

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2009	2008	2007
	(in thousands)
Operating activities
Net loss	$(12,288)	$(5,261)	$(7,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	15,563	11,399	9,324
Stock compensation expense	9,498	8,803	7,945
Depreciation and amortization of property, plant and equipment	3,914	3,511	3,183
Deferred income tax (expense) benefit	327	(616)	(896)
Provision for allowances on accounts receivable	(152)	(348)	(94)
Provision for allowances for obsolescence of inventory	38	16	(6)
Excess tax benefits associated with stock compensation	(15)	(125)	(104)
Loss on disposal of equipment	15	54	—
Gain on foreign exchange	(50)	(275)	(112)
Changes in operating assets and liabilities:
Accounts receivable	3,903	(2,021)	207
Inventory, prepaid expenses and other current assets and other assets	(3,247)	1,285	565
Accounts payable, accrued expenses, deferred revenue and other long-term liabilities	7,038	(241)	(1,021)

Net cash provided by operating activities	24,544	16,181	11,961
Investing activities
Acquisition of businesses and assets, net of cash acquired	—	(36,730)	(17,016)
Purchases of available-for-sale securities	—	(225)	(16,875)
Proceeds from sales of available-for-sale securities	—	27,050	31,750
Purchases of held-to-maturity securities	(53)	(51)	—
Proceeds from sales of held-to-maturity securities	53	51	—
Purchases of property and equipment, net	(3,133)	(4,971)	(3,593)

Net cash used in investing activities	(3,133)	(14,876)	(5,734)
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	1,456	5,788	4,154
Repurchase of common stock	(3,469)	(10,961)	(11,186)
Excess tax benefits associated with stock compensation	15	125	104
Capital lease payments	(131)	(45)	(90)
Payment of bank financing fees	(30)	(28)	(15)
Payment of long-term financing obligation	(89)	—	—

Net cash used in financing activities	(2,248)	(5,121)	(7,033)
Effect of exchange rate changes on cash	(4,224)	135	1,051

Increase (decrease) in cash and cash equivalents	14,939	(3,681)	245
Cash and cash equivalents at beginning of year	35,316	38,997	38,752

Cash and cash equivalents at end of year	$50,255	$35,316	$38,997

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$96	$9	$24
Income taxes	$1,341	$218	$524
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$—	$—	$5,207

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 30, 2009, 2008 and 2007

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2009 the Company’s cash equivalents consisted of demand deposit accounts and money market funds.

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

From time to time, the Company’s marketable securities may consist of corporate bonds and term deposits at banking institutions. The Company’s held to maturity investments, which mature within one year, are recorded at amortized cost and interest income is recognized in earnings when earned. The cost of securities sold is determined based on the specific identification method. At June 30, 2009 and 2008 amortized cost approximated fair value.

The table below presents information regarding the Company’s marketable securities by major security type as of June 30, 2009 and 2008.

	June 30, 2009			June 30, 2008
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	48	—	48	57	—	57

Total marketable securities	$48	$—	$48	$57	$—	$57

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company had approximately $50 million of cash, cash equivalents and marketable securities invested primarily with four financial institutions at June 30, 2009. Balances of cash, cash equivalents and marketable securities are typically in excess of any insurance, such as FDIC coverage, that may protect the Company’s deposits.

The Company’s accounts receivable are reported in its consolidated balance sheet net of allowances for uncollectible accounts and customer returns. The Company believes that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising its customer base. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom the Company has no prior collections history, and collateral is generally not required. The Company maintains reserves for potential credit losses based on customer specific situations as well as its historic experience and such losses, in the aggregate, have not exceeded management’s expectations. There was one customer that accounted for approximately 10% and 14% of the Company’s accounts receivable balance at June 30, 2009 and 2008, respectively.

Financial Instruments

The fair value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable and accounts payable, are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at June 30, 2009 and 2008, respectively, due to the short-term nature of the instruments.

Accounts Receivable

Accounts receivable include unbilled receivables of approximately $0.2 million and $1.9 million at June 30, 2009 and 2008, respectively. Unbilled receivables predominantly represent revenues recognized on long-term contracts for which billings have not yet been presented to the customers, based on the contractually stipulated billing requirements.

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

The Company’s specifically identifiable intangible assets, which consist principally of acquired core technology and customer related intangible assets, are reported at fair value net of accumulated amortization. These intangible assets are being amortized over their estimated useful lives, which range from one to ten years, at amortization rates that are proportional to each asset’s estimated economic benefit to the Company. The carrying value of these intangible assets is reviewed annually by the Company, or more frequently if indicators of impairment are present, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In performing its review of the recoverability of goodwill and other intangible assets the Company considers several factors, including whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset. The Company also considers whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life. In the case of goodwill, the Company must estimate the fair value of the reporting unit to which the goodwill is assigned. If, as a result of examining any of these factors, the Company concludes that the carrying value of its goodwill or other intangible assets exceeds its estimated fair value the Company will record an impairment charge and reduce the carrying value of the asset to its estimated fair value.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $1.2 million, $1.3 million, and $1.6 million for the years ended June 30, 2009, 2008 and 2007, respectively.

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

Income Taxes and Income Tax Uncertainties

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities, and are measured by applying tax rates that are expected to be in effect when the differences reverse. SFAS 109 requires a valuation allowance to reduce the amount of deferred tax assets recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has concluded that it is more likely than not that the deferred tax assets associated with its US operations and a component of the deferred tax assets associated with its European operations will not be realized and a valuation allowance has been recorded against those assets. Deferred tax assets of Australia have been fully recognized, as those amounts are expected to be realized by the Company’s Australian subsidiaries.

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

Share Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS 123R. Under SFAS 123R, the Company is required to recognize as expense the estimated fair value of all share based payments to employees. The Company records expense associated with its share based payment awards on a straight-line basis over the award’s vesting period.

The Company adopted SFAS 123R under the modified prospective method. Under this method, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards, beginning on July 1, 2005 (the date of adoption).

Capitalized Software Costs

Capitalization of software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” begins upon the establishment of technological feasibility. In the development of the Company’s products and its enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. For the years ended June 30, 2009, 2008 and 2007, there were no material costs capitalized since substantially all development costs were incurred prior to attaining technological feasibility.

Revenue Recognition

The Company recognizes revenue on its software license arrangements in accordance with Statement of Position (SOP) 97-2 “Software Revenue Recognition” and related pronouncements. Under SOP 97-2, revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectability is deemed probable. The Company considers a fully executed, non-cancelable agreement or a customer purchase order to be persuasive evidence of an arrangement. Delivery is deemed to have occurred upon transfer of product title to the customer or the completion of services rendered. The Company considers the arrangement fee to be fixed and determinable if it is not subject to adjustment and if the customer has not been granted extended payment terms. Excluding our long term contract arrangements for which revenue is recorded on a percentage of completion basis, extended payment terms are deemed to be present when any portion of the software license fee is due in excess of 90 days after the date of product delivery. In arrangements that contain extended payment terms, revenue is recorded as customer payments become contractually due, assuming all other revenue recognition criteria have been met. The Company considers the arrangement fee to be probable of collection if its internal credit analysis indicates that the customer will be able to pay contractual amounts as they become due.

The Company’s software arrangements may contain multiple revenue elements, such as software licenses, professional services, hardware and post-contract customer support. For multiple element arrangements which qualify for separate element accounting treatment, revenue is recognized for each element when each of the four basic criteria is met. Revenue for post-contract customer support agreements is recognized ratably over the term of the agreement, which is generally one year. For software arrangements involving multiple elements which qualify for separate element treatment, revenue is allocated to each element based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. For multiple element revenue arrangements for which the Company does not have vendor specific evidence of fair value for the software license but does have vendor specific evidence of fair value for all of the other elements in the arrangement, revenue is allocated to each element according to the residual value method. Under the residual value method, revenue equal to the fair value of each undelivered element is deferred and recognized upon delivery of that element. Any “residual” arrangement fee is allocated to the software license.

Certain of the Company’s software license arrangements require significant customization and modification and involve extended implementation periods and as such do not qualify for separate element treatment. These arrangements are accounted for using percentage of completion contract accounting as defined by Statement of Position No. 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In such arrangements, since the Company is able to make reasonably reliable estimates of progress toward completion, revenue is recognized over the life of the project as work is performed. Revenue earned in each reporting period is determined based on the percentage of labor hours incurred on the project as a percentage of total estimated labor hours. Customer payment milestones for both software and professional services fees on these long-term arrangements typically occur on a periodic basis over the period of project completion.

For arrangements not involving a software license fee, such as with the Company’s hosted offerings or equipment and supplies only sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (SAB 104), “Revision of Topic 13-Revenue Recognition.” SAB 104 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Under SAB 104, revenue is recognized when four basic criteria are met, and these criteria are similar to the requirements of SOP 97-2: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectability is reasonably assured. SAB 104 also requires that up-front fees paid by the customer, even if non-refundable, that do not represent the completion of a separate earnings process be deferred and recognized as revenue over the period of performance. The

Company periodically charges up-front fees, generally related to installation and integration services in connection with certain of its hosted offerings. These fees are deferred and recognized as revenue ratably over the estimated customer relationship period, which is generally five years, and the revenue recognition period associated with these fees normally commences upon customer implementation. The Company expenses contract origination costs and incremental direct costs as incurred.

Customer Returns

The sales value of customer returns are estimated and accrued for based upon return authorizations issued and past history. Actual returns, in the aggregate, have been consistent with management’s expectations and have historically not been significant.

Earnings per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (SFAS 128) which requires the calculation and presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options or any other type of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities calculated using the treasury stock method. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

401(k) and Defined Contribution Pension Plans

The Company has a 401(k) Plan (the Plan), whereby eligible US employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company may contribute a discretionary matching contribution annually equal to 50% of each such participant’s deferred compensation up to the first 5% of their annual eligible compensation. The Company charged approximately $0.7 million, $0.5 million, and $0.5 million to expense in the fiscal years ended June 30, 2009, 2008 and 2007, respectively, associated with its matching contribution for those years.

The Company has a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. The Company contributes 3% of the employee’s annual compensation regardless of whether or not the employee elects to contribute to the plan. The Company charged approximately $0.7 million, $0.4 million, and $0.5 million to expense in the fiscal years ended June 30, 2009, 2008 and 2007, respectively, under the GPPP.

The Company is required by Australian government regulation to pay a certain percentage, currently 9%, of gross salary to a compliant Superannuation Fund for the benefit of its Australian employees. The Company charged approximately $0.1 million to expense in each of the fiscal years ended June 30, 2009, 2008 and 2007, reflecting its contribution to the Superannuation Fund.

Comprehensive Income (Loss)

The Company records comprehensive income or loss in accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income or loss includes all changes in equity during a period from non-owner sources, such as foreign currency translation adjustments.

Recent Accounting Pronouncements:

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (July 1, 2009 for the Company) and early adoption is prohibited. The Company does not expect that this pronouncement will have a material effect on its consolidated financial statements.

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

SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is not permitted. Accordingly, the Company adopted SFAS 141(R) on July 1, 2009. The Company expects that the adoption of this pronouncement will significantly affect how it accounts for business combination transactions consummated after the adoption date, in the areas noted above.

The Company recorded approximately $0.5 million of expense during fiscal 2009 associated with direct acquisition costs that, as of July 1, 2009, were no longer eligible for capitalization. These costs related to the Company’s pending acquisition of PayMode which as of June 30, 2009 had not been completed. These costs are included as a component of general and administrative expenses.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). The statement permits all entities to choose, at specified election dates, to measure eligible items at fair value. Additionally, the statement requires that entities report unrealized gains and losses on items for which the fair value option has been elected in earnings. The statement also establishes additional presentation and disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted, provided that the entity also adopts Statement 157. SFAS 159 became effective for the Company in fiscal 2009, however as the Company did not elect to measure any items at fair value this pronouncement did not have an impact on its consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). The statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 became effective for the Company in fiscal 2009, excluding the items deferred by FSP 157-2 which became effective for the Company on July 1, 2009. SFAS 157 resulted in additional disclosures within the Company’s consolidated financial statements.

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

FIN 48 established a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after the first step has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expanded the financial statement disclosure requirements relating to uncertain tax positions.

The Company adopted FIN 48 in fiscal 2008, and in accordance with the adoption provisions of the pronouncement recorded a decrease to its tax reserves and accumulated deficit in the amount of $0.1 million, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

3. Fair Values of Assets and Liabilities

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” or SFAS 157, effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company adopted SFAS 157 in fiscal 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 (July 1, 2009 for the Company) for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

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

At June 30, 2009, assets and liabilities of the Company measured at fair value on a recurring basis included marketable securities of $48,000. These were valued based on reference to quoted prices in active markets (Level 1 inputs).

4. Product and Business Acquisitions

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

The allocation of the purchase price is as follows:

(in thousands)
Current assets	$14,339
Property, plant and equipment	1,918
Intangible assets	23,820
Goodwill	21,406
Other assets	84
Current liabilities	(8,544)
Deferred revenue	(3,471)
Non-current liabilities	(3,057)

Total purchase price	$46,495

As a result of the acquisition the Company recorded, based on exchange rates in effect at the date of acquisition, the following intangible assets:

(in thousands)
Customer related assets	$17,243
Acquired technology	5,526
Tradename	669
Contract backlog	382

$23,820

The customer related assets are being amortized over five years; acquired technology and tradename are being amortized to expense over three years; contract backlog is being amortized over one year. The rates of amortization are proportional to the estimated economic contribution of the respective asset.

In connection with the acquisition, the Company recorded costs associated with the involuntary termination of certain Optio employees and costs associated with Optio facility exit activities. A summary of the severance and facility exit accrual activity is presented below.

	As of June 30, 2009
	Facility Exit Costs	Severance Costs
	(in thousands)
Initial estimate, included in preliminary purchase price allocation for Optio	$1,220	$1,415
Adjustments to original estimate, recorded through goodwill	446	49
Payments charged against the accrual	(668)	(1,319)
Impact of changes in foreign currency exchange rates	(25)	(145)

Remaining accrual at June 30, 2009	$973	$—

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

	Pro Forma June 30,
	2007	2008
	(unaudited) (in thousands)
Revenues	$146,893	$151,867
Net loss	$(23,531)	$(23,096)
Net loss per basic and diluted share	$(0.99)	$(0.97)

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2009	2008
	(in thousands)
Land	$329	$398
Buildings and improvements	5,434	5,600
Furniture and fixtures	2,071	1,999
Technical equipment	17,520	17,123
Software	6,323	5,958

	31,677	31,078
Less: Accumulated depreciation and amortization	21,571	19,238

	$10,106	$11,840

6. Goodwill and Other Intangible Assets

At June 30, 2009, the carrying value of the Company’s goodwill was approximately $64.6 million and consisted of approximately $49.0 million, $6.5 million and $9.1 million allocated to the Company’s Payments and Transactional Documents, Banking Solutions, and Outsourced Solutions segments, respectively. The decrease in goodwill in 2009 was due principally to a decrease in the exchange rates of the British Pound Sterling, which resulted in a lower U.S. dollar amount upon foreign currency translation.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization under SFAS 142:

	As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer related	$50,194	$(29,753)	$20,441
Core technology	28,093	(24,633)	3,460
Patent	953	(243)	710
Other intangible assets	1,045	(636)	409

Total	$80,285	$(55,265)	$25,020

Unamortized intangible assets:
Goodwill			64,569

Total intangible assets			$89,589

	As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Customer related	$54,081	$(20,402)	$33,679
Core technology	30,408	(22,492)	7,916
Patent	953	(172)	781
Other intangible assets	1,051	(200)	851

Total	$86,493	$(43,266)	$43,227

Unamortized intangible assets:
Goodwill			72,187

Total intangible assets			$115,414

Estimated amortization expense for each of the five subsequent fiscal years and thereafter, excluding any impact of acquisitions completed after June 30, 2009, is as follows:

(in thousands)
2010	$11,799
2011	8,059
2012	3,167
2013	1,557
2014	84
2015 and thereafter	354

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2009	2008
	(in thousands)
Employee compensation and benefits	$6,095	$6,343
Sales and value added taxes	1,069	877
Professional fees	802	845
Other	1,324	2,932

	$9,290	$10,997

8. Restructuring Costs

During fiscal 2009, the Company reduced its workforce by approximately 40 full time positions and announced the departure of its Chief Operating Officer. In connection with these events, the Company incurred expenses of approximately $3.0 million associated with severance related benefits, including stock compensation expense. As these events were completed in fiscal 2009, the Company does not expect to recognize additional costs in future periods relating to these actions. The restructuring costs have been recorded as expense within the same functional expense category in which the affected employees had been assigned. Excluding the impact of stock compensation, the expense was recorded as follows:

(in thousands)
Subscriptions and transactions cost of sales	$103
Service and maintenance cost of sales	270
Sales and marketing	320
Product development and engineering	189
General and administrative	666

$1,548

At June 30, 2009, the Company’s remaining liability for severance related benefits was as follows:

(in thousands)
Accrued severance benefits recorded in 2009	$1,548
Payments charged against the accrual	(1,152)
Impact of changes in foreign currency exchange rates	30

Accrued severance benefits at June 30, 2009	$426

The Company also recorded approximately $1.4 million of expense related to stock based compensation, the substantial majority of which was included as a component of general and administrative expenses.

9. Commitments and Contingencies

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

The Company leases an office in Reading, England under a non-cancelable operating lease expiring in fiscal year 2014. Rent payments are fixed for the term of the lease, but include discounted rates granted by the landlord for calendar years 2010 and 2011. The Company is recording rent expense on a straight-line basis over the lease term. The Company is also obligated to pay an annual service charge related to the maintenance of the common areas of the office building.

The Company leases an office facility in Hook, England under a non-cancelable operating lease expiring in fiscal year 2010. Rent payments are fixed for the term of the lease, subject to increases each year based on fluctuations in the consumer price index. The Company is additionally obligated to pay certain incremental operating expenses in addition to the base rent.

The Company also leases office space in certain other cities worldwide. All such leases expire by fiscal year 2015.

Future minimum annual rental commitments under the Company’s facilities, equipment, and vehicle leases at June 30, 2009 are as follows:

(in thousands)
2010	$3,726
2011	3,409
2012	2,971
2013	1,725
2014 and thereafter	2,038

$13,869

Included as a component of the minimum lease commitments above is approximately $0.3 million related to capital lease obligations, of which approximately $17,000 represented interest. At June 30, 2009, the gross value of assets recorded under capital lease arrangements was approximately $0.1 million. Depreciation expense on assets recorded under capital lease arrangements is included as a component of the Company’s consolidated depreciation expense.

Rent expense charged to operations for the fiscal years ended June 30, 2009, 2008 and 2007 was $3.8 million, $3.5 million, and $3.3 million respectively. The Company subleases space in several of its offices. Sublease income recorded in the fiscal years ended June 30, 2009, 2008 and 2007 was approximately $0.2 million, $0.1 million, and $0.2 million, respectively.

Long Term Service Arrangements

The Company has entered into a service agreement, with a three year minimum commitment that expires in fiscal year 2011, for disaster recovery services. In addition to the base term, the Company has the option to extend the term of the service agreement for an additional two years. Payments are fixed for the initial three year term at $0.2 million per year and are subject to a seven percent increase in years four and five in the event that the Company elects to extend the service.

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

In July 2002, the Company and Optio joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline and denying in part the motion to dismiss as to Optio. In addition, in October 2002, Daniel M. McGurl, Robert A. Eberle, C. Wayne Cape and F. Barron Hughes were dismissed from this case without prejudice. Both Bottomline and Optio authorized the negotiation of a settlement of the pending claims, and the parties negotiated a settlement, which was subject to approval by the court. On August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. On June 25, 2007, the District Court signed an order terminating the settlement. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion was withdrawn. Neither Bottomline nor Optio’s cases are part of the designated focus case group. On November 13, 2007, the issuer defendants in the designated focus cases filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in these focus cases. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009.

The Company, and its subsidiary Optio, intend to vigorously defend themselves in these actions. Bottomline does not currently believe that the outcome of these proceedings will have a material adverse impact on its financial condition, results of operations or cash flows.

10. Notes Payable and Credit Facilities

In June 2009, the Company renewed, through September 21, 2009, its Loan and Security Agreement with Silicon Valley Bank (Credit Facility). The Credit Facility, as renewed, provides for aggregate borrowings of up to $2 million and requires the Company to maintain certain financial covenants. Borrowings under the Credit Facility are secured by substantially all US-owned assets of the Company, bear interest at the bank’s prime rate (3.25% at June 30, 2009) and are due on the expiration date of the Credit Facility. The Credit Facility also provides for the issuance of up to $2 million in letters of credit for, and on behalf of, the Company. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2009, the Company was in the process of establishing a $0.5 million letter of credit to be issued to the Company’s landlord as part of the lease agreement for its corporate headquarters. This letter of credit was formally issued to the landlord in July, 2009.

11. Share Based Payments

The Company accounts for share-based payments according to Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS 123R). Under SFAS 123R, the Company is required to recognize as expense the estimated fair value of all share based payments to employees. The Company records expense associated with its share based payment awards on a straight-line basis over the award vesting period. For the fiscal years ended June 30, 2009, 2008, and 2007, the Company recorded expense of approximately $9.5 million, $8.8 million and $7.9 million respectively, in connection with its share-based payment awards.

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

The Company’s employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, and as permitted by SFAS 123R, the Company measures the fair value of its awards under the employee stock purchase plan at intrinsic value (the value of the Company’s common stock less the employee purchase price) at the end of each reporting period. For the fiscal years ended June 30, 2009, 2008 and 2007, the Company recorded compensation cost of approximately $0.2 million, $0.3 million and $0.2 million, respectively, associated with its employee stock purchase plan. As a result of employee stock purchases in fiscal years 2009, 2008 and 2007, the Company issued approximately 116,000, 86,000 and 68,000 shares of its common stock, respectively. The aggregate intrinsic value of shares issued under the employee stock plan during fiscal years 2009, 2008 and 2007 was $0.2 million, $0.4 million and $0.2 million, respectively. At June 30, 2009, based on employee withholdings and the Company’s common stock price at that date, approximately 38,000 shares of common stock, with an approximate intrinsic value of $0.1 million would have been eligible for issuance were June 30, 2009 to have been a designated stock purchase date.

Stock Incentive Plans

1998 Non-Employee Director Stock Option Plan

On November 12, 1998, the Company adopted the 1998 Non-Employee Director Stock Option Plan (the Director Plan), which provided for the issuance of non-statutory stock options with a 10-year contractual term. The Director Plan expired in 2008. The Company reserved up to 300,000 shares of its common stock for issuance under the Director Plan. Prior to February, 2006 each non-employee director was granted an option to purchase 15,000 shares of common stock upon his or her initial election to the Board of Directors. Such options vest over four years from the date of the grant, with 25% of the award vesting at the end of each year.

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

Additionally, until November 2005, each non-employee director was granted an option to purchase 7,500 shares of common stock at each annual meeting of stockholders following the annual meeting of the initial year of their election. These options vested one year from the date of the grant. Beginning November 17, 2005, the Company determined that in lieu of these annual stock option grants it would now grant restricted stock awards for 3,000 shares of its common stock to each non-employee director on the date of each annual meeting of stockholders, with such awards vesting over a one year period. Accordingly, 24,000 shares of restricted stock were issued by the Company under the Company’s 2000 Stock Incentive Plan in November 2008 to its non-employee directors.

In February 2008, the Company approved a modification to the Director Plan to permit any director to elect to exercise options that were in-the-money and fully vested on a net share settlement basis. Any director so electing would receive shares of the Company’s common stock with a value equal to the closing market price of the Company’s common stock on the date of exercise less the exercise price of the options. Any director making such an election agrees not to sell or transfer any of the shares received upon exercise for a period of two years from the exercise date. The Company implemented this modification to encourage and promote long-term share ownership by its directors. The modification did not result in any incremental compensation expense, as the fair value of the modified director awards were not in excess of their fair value immediately prior to the modification.

Awards issued to the Company’s directors are granted as compensation for their service as directors.

2000 Employee Stock Incentive Plan

On November 16, 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan), which provides for the issuance of stock options and restricted stock. Stock option awards under this plan have a 10-year contractual term. The 2000 Plan is administered by the Board of Directors which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for awards granted under the 2000 Plan is principally over four years from the date of the grant, with 25% of the award vesting after one year and 6.25% of the award vesting each quarter thereafter. The Company initially reserved 1,350,000 shares of its common stock for issuance under the 2000 Plan.

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

Compensation cost associated with stock options represented approximately $2.7 million of the total share based payment expense recorded for the fiscal year ended June 30, 2009. The stock options were valued using a Black Scholes method of valuation and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. The assumptions made for purposes of estimating fair value under the Black Scholes model for options granted during the fiscal years ended June 30, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Dividend yield	0%	0%	0%
Expected term of options (years)	4.3–4.4	4.3–4.4	4.4–5.1
Risk-free interest rate	1.45–3.3%	2.37–4.88%	4.50–5.07%
Volatility	45–50%	44–48%	48–55%

The Company’s estimate of the expected option term was derived based on a review of historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. The estimated stock price volatility was derived based on a review of the Company’s actual historic stock prices over the past five years.

A summary of stock option and restricted stock activity for 2009 is as follows; in respect of shares available for grant, the shares are available for issuance by the Company as either a stock option or as a restricted stock award:

		Non-vested Stock		Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share data)
Awards outstanding at June 30, 2008	2,114	904	$12.44	4,023	$12.73	5.55	$2,571
Additional shares reserved	925
Awards granted	(1,124)	512	$8.92	612	$7.05
Shares vested		(565)	$12.50
Stock options exercised				(97)	$7.08
Awards forfeited or expired	314	(39)	$10.81	(275)	$14.12
Options and shares removed from shares available for grant (1)	(139)

Awards outstanding at June 30, 2009	2,090	812	$10.26	4,263	$11.95	5.21	$3,085

Stock options exercisable at June 30, 2009				3,132	$13.04	3.85	$1,696

(1)	Shares eliminated from shares available for grant in connection with the termination of the 1997 Stock Incentive Plan, a legacy equity compensation plan utilized by the company. No awards had been issued under this plan since fiscal year 2001.

The weighted average grant date fair value of stock options granted during 2009, 2008 and 2007 was $2.97, $4.81 and $4.83, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2009, 2008 and 2007 was approximately $0.4 million, $3.5 million and $2.2 million, respectively. The total fair value of stock options that vested during the fiscal years ended June 30, 2009, 2008 and 2007 was approximately $3.0 million, $4.4 million and $4.9 million, respectively. As of June 30, 2009, there was approximately $4.0 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 3.0 years.

The following table presents weighted average price and life information about significant stock option groups outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands, except per share data)
$ 3.30–$ 7.25	890	7.54	$6.40	300	$5.24
$ 7.56–$ 9.29	535	4.40	8.09	471	8.12
$ 9.54–$10.15	536	5.55	9.64	447	9.59
$10.37–$12.30	1,227	6.43	11.68	870	11.68
$12.31–$14.00	607	3.15	13.30	580	13.31
$14.01–$16.00	156	1.13	14.88	152	14.86
$16.01–$32.06	162	0.55	30.78	162	30.78
$33.25–$45.56	150	0.72	40.20	150	40.20

	4,263	5.21	$11.95	3,132	$13.04

Prior to fiscal year 2006, the Company had not granted awards of restricted stock. The majority of the Company’s restricted stock awards vest over a four year period on a vesting schedule similar to the Company’s employee stock options, however certain restricted stock awards vest over a two year period and restricted stock awards granted annually to the Company’s non-employee directors vest after a one year period. Restricted stock awards are valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The Company recorded expense of approximately $6.6 million associated with its restricted stock awards for the fiscal year ended June 30, 2009. As of June 30, 2009, there was approximately $6.9 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 2.5 years. Approximately 0.6 million shares of restricted stock awards vested during the year ended June 30, 2009.

12. Earnings per Share

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended June 30,
	2009	2008	2007
	(in thousands, except per share data)
Numerator:
Net loss	$(12,288)	$(5,261)	$(7,030)

Denominator:
Denominator for basic and diluted net loss per share—weighted-average shares outstanding	24,044	23,825	23,539

Net loss per share:
Basic and diluted net loss per share	$(0.51)	$(0.22)	$(0.30)

Options to purchase 4,263,000, 4,023,000 and 4,386,000 shares of the Company’s common stock for the years ended June 30, 2009, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

13. Operations by Industry Segments and Geographic Area

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

The Company’s chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis, and excludes stock compensation expense, acquisition-related expenses, amortization of intangible assets and restructuring related charges. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to the Company’s operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

The Company has presented segment information for the years ended June 30, 2009, 2008 and 2007 according to the segment descriptions above.

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Revenues:
Payments and Transactional Documents	$90,786	$84,962	$75,099
Banking Solutions	22,936	22,107	20,017
Outsourced Solutions	24,292	24,172	23,219

Total revenues	$138,014	$131,241	$118,335

Segment measure of profit (loss):
Payments and Transactional Documents	$14,662	$14,052	$12,733
Banking Solutions	(1,739)	1,150	576
Outsourced Solutions	2,349	(2,610)	(7,131)

Total measure of segment profit	$15,272	$12,592	$6,178

A reconciliation of the measure of segment profit to the Company’s GAAP operating loss for 2009, 2008 and 2007, before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Segment measure of profit	$15,272	$12,592	$6,178
Less:
Amortization of intangible assets	(15,563)	(11,399)	(9,324)
Stock compensation expense	(9,498)	(8,803)	(7,945)
Acquisition related expenses	(581)	(269)	—
Restructuring charges	(1,548)	—	—
Other income, net	443	3,082	3,177

Loss before provision for income taxes	$(11,475)	$(4,797)	$(7,914)

The following depreciation expense amounts are included in the segment measure of profit (loss):

	Fiscal Year Ended June 30
	2009	2008	2007
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$1,685	$1,515	$1,664
Banking Solutions	701	528	495
Outsourced Solutions	1,528	1,468	1,024

Total depreciation expense	$3,914	$3,511	$3,183

The Company has presented geographic information about its revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, the Company derives revenues from geographic locations, based on the location of the customer, that would vary from the geographic areas listed here; particularly in respect of a financial institution customer located in Australia, for which the point of sale was the United States. Revenues based on the point of sale are as follows:

	Fiscal Year Ended June 30,
	2009	2008	2007
	(in thousands)
Sales to unaffiliated customers:
United States	$85,698	$74,846	$65,064
Europe	50,826	54,673	51,507
Australia	1,490	1,722	1,764

Total sales to unaffiliated customers	$138,014	$131,241	$118,335

Long-lived assets, which are based on geographical designation, were as follows:

	Fiscal Year Ended June 30,
	2009	2008
	(in thousands)
Long-lived assets:
United States	$12,160	$9,194
Europe	2,313	6,386
Australia	137	175

Total long-lived assets	$14,610	$15,755

Revenues and long-lived assets attributable to Europe relate predominantly to the UK.

14. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured by applying tax rates that are expected to be in effect when the differences reverse. Significant components of the Company’s deferred income taxes are as follows:

	June 30,
	2009	2008
	(in thousands)
Deferred tax assets:
Allowances and reserves	$328	$501
Various accrued expenses	1,440	1,990
Inventory	60	54
Deferred revenue	1,066	178
Intangible assets	9,487	6,553
Property, plant and equipment	1,394	1,533
Capital loss and impairment losses on equity investments	445	558
Stock compensation	3,764	3,696
Net operating loss carryforwards	21,903	20,228
Research and development and other credits	2,882	2,649

	42,769	37,940
Valuation allowance against deferred tax assets	(40,375)	(34,604)
Deferred tax liabilities:
Intangible assets	(4,402)	(6,314)
Deferred revenue	(2)	(174)
Other	—	(371)

Net deferred tax liabilities	$(2,010)	$(3,523)

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $40.4 million valuation allowance at June 30, 2009 is necessary. The majority (approximately $37.5 million) of this valuation allowance relates to deferred tax assets associated with the Company’s US operations. Additionally, there is a valuation allowance of approximately $2.9 million recorded against certain of the Company’s European deferred tax assets due to specific concerns over the ability to realize these amounts. The increase in the valuation allowance during 2009 was $5.8 million. Upon liquidation of the valuation allowance, approximately $3.5 million will be reversed through additional paid-in capital as this amount relates to excess tax benefits from non-qualified stock option exercises occurring prior to the Company’s adoption of SFAS 123R. The reduction to goodwill (and the corresponding recognition of income tax expense) resulting from the utilization of certain acquired deferred tax assets for which a full valuation allowance had been established in the purchase price allocation of the Company’s prior business acquisitions was approximately $1.1 million and $1.0 million for fiscal years 2009 and 2008, respectively.

At June 30, 2009, the Company had gross US net operating loss carryforwards of $53.3 million, which expire at various times through the year 2027. Included within this amount is approximately $16.3 million of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. In accordance with the accounting requirements of SFAS 109 and SFAS 123R, approximately $7.4 million of the aforementioned excess tax deductions have not been reflected as a component of the Company’s deferred tax assets at June 30, 2009, as these amounts are recognized for financial reporting purposes only when they actually reduce currently payable income taxes. The Company also had European net operating losses of $11.8 million, which have no statutory expiration date.

The Company also has $2.8 million of research and development tax credit carryforwards available, which expire at various points through year 2029. The Company’s operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

As of June 30, 2009, the Company had approximately $1.8 million of total gross unrecognized tax benefits, of which approximately $0.6 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods. Approximately $1.2 million of the gross unrecognized tax benefits resulted in a reduction to net operating loss and tax credit carryforwards, for which a full valuation allowance had been established. The Company currently anticipates that its unrecognized tax benefits will decrease within the next twelve months by approximately $0.3 million, as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

A summary of the changes in the gross amount of unrecognized tax benefits for the year ended June 30, 2009 is shown below:

(in thousands)
Balance at July 1, 2008	$1,545
Additions related to current year tax positions	395
Reductions due to lapse of statute of limitations	(168)
Foreign currency translation	(19)

Balance at June 30, 2009	$1,753

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, but to date has not recorded any amounts related to potential penalties. To the extent that the accrued interest does not ultimately become payable, the amounts accrued will be derecognized and reflected as an income tax benefit in the period that such a determination is made. As of June 30, 2009, the Company’s accrued interest related to uncertain tax positions was not significant.

The Company files U.S. federal income tax returns and returns in various state, local and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2001. Currently, the Company is not under examination relating to tax returns that have been previously filed.

The Company has permanently reinvested the earnings of its international subsidiaries and therefore has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of its international subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred US taxes on these undistributed earnings.

The provision (benefit) for income taxes consists of the following:

	Year Ended June 30,
	2009	2008	2007
	(in thousands)
Current:
Federal	$(112)	$311	$(65)
State	15	17	19
Foreign	583	752	58

	486	1,080	12
Deferred:
Federal	1,222	847	548
State	213	148	96
Foreign	(1,108)	(1,611)	(1,540)

	327	(616)	(896)

	$813	$464	$(884)

For fiscal year 2009, net tax expense includes the impact of a non-recurring tax benefit of $0.1 million arising from a change in the Company’s German tax rate as a result of a restructuring of its German operations, as well as a tax benefit of $0.2 million resulting from the enactment of legislation that allowed the Company to claim a tax refund for a portion of its unused research and development credit carryforwards.

Net income (loss) before income taxes by geographic area is as follows:

	Year Ended June 30,
	2009	2008	2007
	(in thousands)
United States	$(7,551)	$(1,549)	$(2,946)
Europe	(4,133)	(3,808)	(5,471)
Australia	209	560	503

	$(11,475)	$(4,797)	$(7,914)

A reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	Year Ended June 30,
	2009	2008	2007
Tax benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	2.0	(1.9)	(2.3)
Non-deductible share-based payments	5.7	13.2	9.0
Change in valuation allowance	33.0	21.7	14.0
Tax rate differential on foreign earnings	1.7	2.2	2.3
Non-deductible other expenses	1.4	4.4	1.8
Changes in statutory tax rates	(0.8)	(4.8)	—
Uncertain tax positions	0.2	5.7	—
Other	(2.1)	3.2	(2.0)

	7.1%	9.7%	(11.2)%

15. Guarantees

The Company generally offers a standard warranty on its products and services, specifying that its software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, the Company offers, as an element of its standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs arising from claims of patent, copyright, trademark or other similar infringements by the Company’s software products. To date, the Company has not had any significant warranty or indemnification claims against its products. There were no warranty accruals at June 30, 2009 or 2008.

16. Subsequent Events – PayMode Acquisition

On August 5, 2009 the Company entered into an asset purchase agreement with Bank of America N.A. (the “Bank”) to purchase substantially all of the assets and related operations of the Bank’s PayMode business. PayMode facilitates the electronic exchange of payments and invoices between organizations and their suppliers and is operated as a Software as a Service (SaaS) offering. As of August 5, 2009, there were in excess of 80,000 vendors participating in the PayMode network. The Company and the Bank have also agreed to enter into a services agreement under which the Company will provide PayMode services to the Bank and the Bank’s customers for an initial term of five years, with options to renew for successive three-year periods.

Under the terms of the asset purchase agreement, the Company will acquire the PayMode electronic payments business, including the vendor network, application software, intellectual property rights and other assets used in the business. The Company will pay a cash purchase price of $17.0 million and issue the Bank a warrant to purchase 1,000,000 shares of common stock of the Company at a purchase price of $8.50 per share, as purchase consideration. The Company expects to complete this acquisition in September 2009.

For purposes of assessing whether there were any subsequent events warranting disclosure, the Company evaluated events occurring between June 30, 2009 and September 11, 2009, the date the financial statements were issued.

17. Quarterly Financial Data (unaudited)

	For the quarters ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009 (1)
	(in thousands, except per share data)
Revenues	$31,362	$31,832	$32,032	$36,015	$35,506	$34,334	$33,291	$34,883
Gross profit	16,848	18,035	17,494	19,455	19,462	18,998	18,878	19,835
Net loss	$(801)	$(674)	$(347)	$(3,439)	$(3,849)	$(2,869)	$(1,970)	$(3,600)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.01)	$(0.14)	$(0.16)	$(0.12)	$(0.08)	$(0.15)
Shares used in computing basic and diluted net loss per share	23,602	23,887	23,927	23,884	23,883	24,033	24,047	24,212

(1)	Net loss reflects restructuring costs of approximately $3.0 million based on events occurring during the quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (DE), INC.

By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer

Date: September 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ JOSEPH L. MULLEN Joseph L. Mullen	Chairman of the Board	September 11, 2009

/S/ ROBERT A. EBERLE Robert A. Eberle	President, Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2009

/S/ KEVIN M. DONOVAN Kevin M. Donovan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 11, 2009

/S/ JOSEPH L. BARRY JR. Joseph L. Barry Jr.	Director	September 11, 2009

/S/ MICHAEL J. CURRAN Michael J. Curran	Director	September 11, 2009

/S/ JEFFREY C. LEATHE Jeffrey C. Leathe	Director	September 11, 2009

/S/ JAMES L. LOOMIS James L. Loomis	Director	September 11, 2009

/S/ DANIEL M. MCGURL Daniel M. McGurl	Director	September 11, 2009

/S/ GAREN K. STAGLIN Garen K. Staglin	Director	September 11, 2009

/S/ JAMES W. ZILINSKI James W. Zilinski	Director	September 11, 2009

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)*	Agreement and Plan of Merger, dated as of March 3, 2008, by and among Bottomline Technologies (de), Inc., Olive Acquisition Corp. and Optio Software, Inc.

2.2(1)*	Voting Agreement, dated as of March 3, 2008, by and among Bottomline Technologies (de), Inc., Optio Software, Inc. and the Stockholders listed on the signature pages thereto.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated By-Laws of the Registrant, as amended.

4.1(2)	Specimen Certificate for Shares of Common Stock.

10.1(2)#	1989 Stock Option Plan, as amended, including form of stock option agreement for incentive and non-statutory stock options.

10.2(2)#	Amended and Restated 1997 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options.

10.3(2)#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.

10.4(2)#	1998 Employee Stock Purchase Plan.

10.5(4)	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp.

10.6(4)	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.

10.7(4)	Lease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.

10.8(5)#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.

10.9(6)	Form of Indemnification Letter dated as of September 21, 2000.

10.10(7)	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.

10.11(8)*	Loan and Security Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.12(8)	Negative Pledge Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.13(8)	Committed Business Overdraft Facility dated as of December 18, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.14(8)	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.15(8)	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.16(9)	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.

10.17(9)#	Service Agreement of Mr. Fortune dated as of March 11, 1999.

10.18(10)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.

10.19(10)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.

10.20(10)	First Loan Modification Agreement dated as of December 31, 2002 between the Registrant and Silicon Valley Bank.

Exhibit No.	Description
10.21(10)	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.

10.22(11)	Second Loan Modification Agreement dated as of January 19, 2004 between the Registrant and Silicon Valley Bank.

10.23(11)	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland.

10.24(12)#	2000 Employee Stock Purchase Plan, as amended.

10.25(12)	Third Loan Modification Agreement dated as of February 4, 2005 between the Registrant and Silicon Valley Bank.

10.26(12)	Confirmation of Committed Business Overdraft Facility as of February 7, 2005 between Bottomline Technologies Europe Limited and Royal Bank of Scotland.

10.27(13)	Fourth Loan Modification Agreement dated as of May 4, 2005 between the Registrant and Silicon Valley Bank.

10.28(14)#	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amendment and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002.

10.29(14)#	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amendment and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002.

10.30(14)#	Restricted Stock Agreement dated as of August 25, 2005 between the Registrant and Joseph L. Mullen.

10.31(14)#	Restricted Stock Agreement dated as of August 25, 2005 between the Registrant and Robert A. Eberle.

10.32(14)#	Executive Retention Agreement dated as of February 5, 2004 between the Registrant and Kevin M. Donovan.

10.33(15)#	Form of Restricted Stock Agreement, dated November 17, 2005, between the Registrant and each of Joseph L. Barry, John W. Barter, William O. Grabe, James L. Loomis, Daniel M. McGurl and James W. Zilinski.

10.34(15)#	Restricted Stock Agreement, dated December 2, 2005, between the Registrant and Kevin M. Donovan.

10.35(15)#	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan.

10.36(16)#	Letter Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Joseph L. Mullen.

10.37(16)#	Letter Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Robert A. Eberle.

10.38(16)#	Executive Retention Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Kevin M. Donovan.

10.39(3)#	Form of Executive Officer Bonus Plan for 2008 with respect to Robert A. Eberle and Peter S. Fortune.

10.40(17)#	Amended Executive Officer Bonus Plan for 2008 for Robert A. Eberle.

10.41(18)#	Form of Executive Officer Bonus Plan for 2009 with respect to Robert A. Eberle and Peter S. Fortune

Exhibit No.	Description
10.42(18)#	Letter Agreement dated September 18, 2008 with Joseph L. Mullen

10.43(19)#	Form of Executive Officer Bonus Plan for 2009 with respect to Robert A. Eberle and Peter S. Fortune, as amended

10.44(19)#	Letter Agreement dated as of December 23, 2008 between Bottomline Technologies (de), Inc. and Robert A. Eberle

10.45(19)#	Letter Agreement dated as of December 23, 2008 between Bottomline Technologies (de), Inc. and Kevin M. Donovan

10.46#	Compromise Agreement dated as of April 23, 2009 between Bottomline Technologies (de), Inc. and Peter S. Fortune (filed herewith)

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith).

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith).

*	Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 (File No. 000-25259).
(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-67309).
(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2007 (File No. 000-25259), filed on September 12, 2007.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000 (File No. 000-25259), filed on September 28, 2000.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2004 (File No. 000-25259), filed on September 14, 2004.
(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2000 (File No. 000-25259), filed on November 14, 2000.
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2001 (File No. 000-25259), filed on November 13, 2001.
(8)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2001 (File No. 000-25259), filed on February 14, 2002.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002 (File No. 000-25259), filed on September 30, 2002.
(10)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2002 (File No. 000-25259), filed on February 12, 2003.
(11)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2003 (File No. 000-25259), filed on February 13, 2004.
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2004 (File No. 000-25259), filed on February 8, 2005.
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2005 (File No. 000-25259), filed on May 6, 2005.

(14)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2005 (File No. 000-25259), filed on November 8, 2005.
(15)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2005 (File No. 000-25259), filed on February 9, 2006.
(16)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2006 (File No. 000-25259), filed on February 8, 2007.
(17)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2007 (File No. 000-25259), filed on February 8, 2008.
(18)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2008 (File No. 000-25259), filed on November 7, 2008.
(19)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2008 (File No. 000-25259), filed on February 6, 2009.