Form 10-Q
period 2009-11-09
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2009-11-09
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2009 was 25,906,681.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2009	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$38,246	$50,255
Marketable securities	53	48
Accounts receivable, net of allowance for doubtful accounts of $527 at September 30, 2009 and $645 at June 30, 2009	21,588	23,118
Other current assets	7,380	5,531
Total current assets	67,267	78,952
Property and equipment, net	15,403	10,106
Intangible assets, net	106,614	89,589
Other assets	5,187	4,504
Total assets	$194,471	$183,151

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,105	$5,955
Accrued expenses	8,092	9,290
Deferred revenue	30,493	33,029
Total current liabilities	44,690	48,274
Deferred revenue, non-current	10,559	10,213
Deferred income taxes	2,099	2,263
Other liabilities	2,148	1,852
Total liabilities	59,496	62,602

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	----	----
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—26,779 at September 30, 2009, and 26,516 at June 30, 2009; outstanding shares—24,646 at September 30, 2009, and 24,311 at June 30, 2009	27	27
Additional paid-in capital	300,543	287,082
Accumulated other comprehensive loss	(5,931)	(4,920)
Treasury stock: 2,133 shares at September 30, 2009, and 2,205 shares at June 30, 2009, at cost	(23,556)	(24,360)
Accumulated deficit	(136,108)	(137,280)
Total stockholders’ equity	134,975	120,549
Total liabilities and stockholders’ equity	$194,471	$183,151

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2009	2008
Revenues:
Software licenses	$2,963	$3,606
Subscriptions and transactions	8,281	8,229
Service and maintenance	23,135	21,149
Equipment and supplies	2,177	2,522
Total revenues	36,556	35,506
Cost of revenues:
Software licenses	219	200
Subscriptions and transactions	3,825	4,117
Service and maintenance (1)	9,773	9,873
Equipment and supplies	1,621	1,854
Total cost of revenues	15,438	16,044
Gross profit	21,118	19,462
Operating expenses:
Sales and marketing (1)	7,883	8,638
Product development and engineering (1)	4,090	5,423
General and administrative (1)	4,290	5,172
Amortization of intangible assets	3,306	4,436
Total operating expenses	19,569	23,669
Income (loss) from operations	1,549	(4,207)
Other income, net	221	148
Income (loss) before provision for (benefit from) for income taxes	1,770	(4,059)
Provision for (benefit from) for income taxes	598	(210)
Net income (loss)	1,172	(3,849)
Basic and diluted net income (loss) per share attributable to common stockholders:	$0.05	$(0.16)
Shares used in computing basic net income (loss) per share attributable to common stockholders:	24,401	23,883
Shares used in computing diluted net income (loss) per share attributable to common stockholders:	24,812	23,883

(1)	Stock based compensation is allocated as follows:

	Three Months Ended September 30,
	2009	2008
Cost of revenues: service and maintenance	$358	$260
Sales and marketing	649	696
Product development and engineering	204	202
General and administrative	697	1,052
	1,908	$2,210

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,
	2009	2008
Operating activities:
Net income (loss)	$1,172	$(3,849)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	3,306	4,436
Stock compensation expense	1,908	2,210
Depreciation and amortization of property and equipment	957	1,026
Deferred income tax provision (benefit)	138	(270)
Provision for allowances on accounts receivable	(99)	11
Provision for obsolete inventory	----	6
Excess tax benefits associated with stock compensation	(8)	(8)
(Gain) loss on foreign exchange	(96)	134
Changes in operating assets and liabilities:
Accounts receivable	1,457	(2,465)
Inventory, prepaid expenses and other assets	(1,160)	(740)
Accounts payable. accrued expenses and other liabilities	(884)	(2,480)
Deferred revenue	(2,040)	1,714
Net cash provided by (used in) operating activities	4,651	(275)
Investing activities:
Acquisition of business	(17,000)	----
Purchases of held-to-maturity securities	(50)	(53)
Proceeds from sales of held-to-maturity securities	50	53
Purchases of property and equipment	(1,201)	(987)
Net cash used in investing activities	(18,201)	(987)
Financing activities:
Proceeds from employee stock purchase plan and exercise of stock options	1,841	961
Repurchase of common stock	----	(1,548)
Excess tax benefits associated with stock compensation	8	8
Capital lease payments	(29)	(33)
Payment of bank financing fees	(12)	----
Net cash provided by (used in) financing activities	1,808	(612)
Effect of exchange rate changes on cash and cash equivalents	(267)	(3,114)
Decrease in cash and cash equivalents	(12,009)	(4,988)
Cash and cash equivalents at beginning of period	50,255	35,316
Cash and cash equivalents at end of period	$38,246	$30,328
Supplemental disclosure of cash flow information:
Issuance of warrants in connection with acquisition of business	$10,520	----

See accompanying notes.

Bottomline Technologies (de), Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2010. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 11, 2009.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2—Recent Accounting Pronouncements

Revenue Recognition

In September 2009, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) on two issues related to revenue recognition.

The first issue, Revenue Arrangements with Multiple Deliverables, applies to multiple-deliverable revenue arrangements and provides for two significant changes to existing multiple-element revenue recognition guidance. The first change relates to the determination of when individual deliverables within an arrangement should be treated as separate units of accounting. Broadly, a deliverable should be treated as a separate unit of accounting when it has value to the customer on a standalone basis and when delivery or performance of any undelivered items is considered to be probable and substantially within the control of the vendor. The second change relates to the manner in which arrangement consideration should be allocated to any separately identified deliverables. The consensus requires that the allocation of revenue among deliverables be based on vendor specific objective evidence or third-party evidence of selling price and, to the extent that neither of these levels of evidence exist, that the allocation be based on the vendor’s best estimate of selling price for each deliverable.  Use of the residual method of allocating revenue to arrangement deliverables is prohibited unless the revenue transaction is specifically governed by software revenue recognition literature.  Financial statement disclosure requirements have also been significantly expanded.

The second issue, Certain Revenue Arrangements that Include Software Elements, focuses on redefining which revenue arrangements are within the scope of software revenue recognition literature and which are not.  The issue provides guidance on determining whether tangible products containing non-software and software elements are governed by software revenue recognition literature and significantly narrows the definition of what constitutes a “software” transaction.  In particular, non-software components of products that include software, software products bundled with tangible products where the non-software and software components function together to deliver the product’s essential functionality, and undelivered elements related to non-software components are, as a result of this issue, outside the scope of software revenue recognition rules. The issue also provides guidance on allocating revenue between non-software and software elements.

Each of these issues is effective for fiscal years beginning on or after June 15, 2010. The issues can be implemented prospectively to all revenue arrangements entered or materially modified after the date of adoption, or retrospectively to all revenue arrangements for all financial statement periods presented. Early adoption is permitted. Both issues must be adopted in the same period and under the same transition method. The Company expects to adopt these issues prospectively as of July 1, 2010 and is currently evaluating the impact of the pronouncements on its financial statements.

Note 3—Fair Value

Fair Value of Assets and Liabilities

In September 2006, the FASB issued financial statement disclosure standards, effective for financial statements issued for fiscal years beginning after November 15, 2007, regarding the fair value of assets and liabilities.  The Company adopted these standards in fiscal 2008.  These standards define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. They apply only to fair value measurements already required or permitted by other accounting standards and do not require any new fair value measurements.

For nonfinancial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis, the effective date of these standards was delayed until fiscal years beginning after November 15, 2008 (July 1, 2009 for the Company).  The Company’s nonfinancial assets and liabilities that met these deferral criteria include goodwill, intangible assets, and property, plant and equipment.  The adoption of the remaining provisions of these standards on July 1, 2009 did not have an impact on the Company’s financial position or results of operations.

The Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the assumptions that market participants would use in pricing an asset or liability (the “inputs”) are based on a tiered fair value hierarchy consisting of three levels, as follows:

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

Valuation techniques for assets and liabilities include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

At September 30, 2009, assets and liabilities of the Company measured at fair value on a recurring basis included money market funds of $0.2 million.  At June 30, 2009, assets and liabilities of the Company measured at fair value on a recurring basis included money market funds and US Treasury securities funds of $2.6 million and $0.8 million, respectively.  These amounts  were reported as a component of the Company’s cash and cash equivalents and were valued based on reference to quoted prices in active markets (Level 1 inputs).

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable.  The Company’s marketable securities are classified as held to maturity and recorded at amortized cost which, at September 30, 2009 and June 30, 2009, approximated fair value.  These investments all mature within one year.  The fair value of the Company’s other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

Note 4 – Business Acquisitions

PayMode

On September 14, 2009, the Company completed the purchase of substantially all of the assets and related operations of PayMode from Bank of America (the “Bank”).  PayMode facilitates the electronic exchange of payments and invoices between organizations and their suppliers and is operated as a Software as a Service (SaaS) offering.  There are currently in excess of 90,000 vendors participating in the PayMode network.

As a result of the acquisition the Company acquired the PayMode operations including the vendor network, application software, intellectual property rights and other assets, properties and rights used exclusively or primarily in the PayMode business. As purchase consideration, the Company paid the Bank cash of $17.0 million and issued the Bank a warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $8.50 per share.  The warrants were exercisable upon issuance and were valued at $10.5 million using a Black Scholes valuation model that used the following inputs:

Dividend yield	0%
Expected term	10 years
Risk free interest rate	3.42%
Volatility	78%

The expected term of ten years equates to the contractual life of the warrants.  Volatility was based on the Company’s actual stock price over a ten year historic period.

At September 30, 2009, the Company was still in the process of finalizing its estimates of fair value for property, equipment and intangible assets acquired.  Accordingly, the values disclosed for these assets are subject to change as the Company finalizes its fair value analysis, which it expects to complete during the quarter ending December 31, 2009.  In the preliminary allocation of the purchase price set forth below, the Company has recognized approximately $2.4 million of goodwill.  This amount is deductible for US income tax purposes and is arising principally due to the assembled workforce of PayMode and due to expected product synergies arising from the acquisition.  Costs of the acquisition of approximately $0.4 million were expensed during the three months ended September 30, 2009, principally as a component of general and administrative expenses.

PayMode’s operating results have been included in the Company’s operating results from the date of the acquisition forward, as a component of the Outsourced Solutions segment, and all of the PayMode goodwill was allocated to this segment.  Revenue and earnings attributable to PayMode from the date of acquisition through September 30, 2009 were not material.

The preliminary allocation of the purchase price as of September 30, 2009 is as follows:

(in thousands)
Current assets	1,388
Property and equipment	5,125
Intangible assets	18,659
Goodwill	2,381
Current liabilities	(33)
Total purchase price	$27,520

The valuation of the acquired intangible assets was estimated by performing projections of discounted cash flow, whereby revenues and costs associated with each intangible asset are forecast to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk.  The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs).  The valuation assumptions also take into consideration the Company’s estimates of contract renewal, technology attrition and revenue projections.  The preliminary values for specifically identifiable intangible assets, by major asset class, are as set forth below. Other intangible assets consist of a tradename and below market lease arrangement.

(in thousands)
Customer related intangible assets	$9,349
Core technology	7,648
Other intangible assets	1,662
$18,659

The customer related intangible assets, core technology and other intangible assets acquired are being amortized over weighted average lives of seventeen years, seven years and fourteen years, respectively.

Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company and PayMode as if that acquisition had occurred on July 1, 2009 and 2008, respectively, after giving effect to certain adjustments such as increased amortization expense of acquired intangible assets and a decrease in interest income as a result of the cash paid for the acquisition. This pro-forma financial information does not necessarily reflect the results of operations that would have actually occurred had the Company and PayMode been a single entity during these periods.

	Pro Forma Three Months Ended September 30,
	2009	2008
	(unaudited) (in thousands)
Revenues	$37,759	$36,968
Net loss	$(88)	$(5,015)
Net loss per basic and diluted share attributable to common stockholders	$(0.00)	$(0.21)

 Note 5—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Basic:
Net income (loss)	$1,172	$(3,849)
Less: Net income allocable to participating securities	(48)	---
Net income (loss) allocable to common stockholders – basic	$1,124	$(3,849)

Basic net income (loss) per share attributable to common stockholders	$0.05	$(0.16)

Shares used in computing basic net income (loss) per share attributable to common stockholders	24,401	23,883

Diluted:
Net income (loss)	$1,172	$(3,849)
Less: Net income allocable to participating securities	(48)	---
Net income (loss) allocable to common stockholders – diluted	$1,124	$(3,849)

Diluted net income (loss) per share attributable to common stockholders	$0.05	$(0.16)

Shares used in computing diluted net income (loss) per share attributable to common stockholders	24,812	23,883

Basic net income per share excludes any dilutive effects of stock options, unvested restricted stock and stock warrants.  Basic and diluted earnings per share is computed pursuant to the two-class method.  The two-class method calculates earnings for common stock and participating securities based on their proportionate participation rights in undistributed earnings.  The Company’s unvested restricted stock awards are considered to be participating securities as they entitle the holder to receive non-forfeitable rights to cash dividends at the same rate as common stock.

Diluted net income per share is calculated using the more dilutive of the treasury stock method (which assumes full exercise of in-the-money stock options and warrants and full vesting of restricted stock) and the two-class method, described above.

At September 30, 2009 and 2008, 1,851,000 and 4,767,000 shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share, respectively, as their effect on the calculation would have been anti-dilutive.

Note 6—Comprehensive Income or Loss

Comprehensive income or loss represents the Company’s net income (loss) plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Net income (loss)	$1,172	$(3,849)
Other comprehensive loss:
Foreign currency translation adjustments	(1,011)	(8,025)

Comprehensive income (loss)	$161	$(11,874)

Note 7—Operations by Segments and Geographic Areas

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company’s operating segments are organized principally by the type of product or service offered and by geography; similar operating segments have been aggregated into three reportable segments as follows:

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

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. The Company’s Legal eXchange solution, which provides the opportunity to create more efficient processes for managing invoices generated by outside law firms while offering access to important legal spend factors such as budgeting, expense monitoring and outside counsel performance, is included within this segment. This segment also incorporates the Company’s hosted and outsourced accounts payable automation solutions, including PayMode, which the Company acquired in September 2009. Revenue within this segment is generally recognized on a subscription or transaction basis or proportionately over the estimated life of the customer relationship.

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

The Company does not track or assign its assets by operating segment.

Segment information for the three months ended September 30, 2009 and 2008 according to the segment descriptions above, is as follows:

	Three Months Ended September 30,
	2009		2008
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues
Revenues:
Payments and Transactional Documents	$22,767	62.3	$23,376	65.8
Banking Solutions	7,108	19.4	5,673	16.0
Outsourced Solutions	6,681	18.3	6,457	18.2
Total revenues	$36,556	100.0	$35,506	100.0

Segment measure of profit (loss)
Payments and Transactional Documents	$4,976		$2,669
Banking Solutions	985		(981)
Outsourced Solutions	1,204		786
Total measure of segment profit	$7,165		$2,474

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Segment measure of profit	$7,165	$2,474
Less:
Amortization of intangible assets	(3,306)	(4,436)
Stock compensation expense	(1,908)	(2,210)
Acquisition related expenses	(402)	(35)
Add:
Other income, net	221	148
Income (loss) before income taxes	$1,770	$(4,059)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$374	$455
Banking Solutions	165	175
Outsourced Solutions	418	396
Total depreciation expense	$957	$1,026

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

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Revenues from unaffiliated customers:
United States	$23,769	$21,618
Europe	12,377	13,470
Australia	410	418
Total revenues from unaffiliated customers	$36,556	$35,506

Long-lived assets, which are based on geographical location, were as follows:

	September 30,	June 30,
	2009
	(in thousands)
Long-lived assets, net
United States	$17,853	$12,160
Europe	2,606	2,313
Australia	131	137
Total long-lived assets, net	$20,590	$14,610

Note 8—Income Taxes

The Company recorded income tax expense of $0.6 million and income tax benefit of $0.2 million for the three months ended September 30, 2009 and 2008, respectively.  The income tax expense recorded for the quarter ended September 30, 2009 was due to tax expense associated with the Company’s UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses and due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.  Income tax expense was partially offset by the benefit associated with a US tax refund claim for a portion of unused research and development credit carryforwards.

The Company’s net income tax benefit for the quarter ended September 30, 2008 was due to the impact of non-recurring tax benefits arising from the expiration of certain statutes of limitations for previously unrecognized tax benefits, from the enactment of legislation in the US allowing the Company to claim a refund for a portion of its unused research and development credit carryforwards, and from a decrease in the Company’s German tax rate after a restructuring of the Company’s German operations.  The Company’s net tax benefit also reflected a benefit associated with its UK and German operations.  These tax benefits were partially offset by tax expense in the US, France and Australia.

The Company currently anticipates that its unrecognized tax benefits will decrease within the next twelve months by approximately $0.3 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

Note 9—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.  Other intangible assets consist of acquired tradenames, backlog and below market lease arrangements.

	As of September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$59,308	$(31,942)	$27,366	7.6
Core technology	32,927	(22,621)	10,306	5.5
Patent	953	(260)	693	9.8
Other intangible assets	2,331	(322)	2,009	12.1
Total	$95,519	$(55,145)	$40,374

Unamortized intangible assets:
Goodwill			66,240
Total intangible assets			$106,614

	As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$50,194	$(29,753)	$20,441	3.0
Core technology	28,093	(24,633)	3,460	1.7
Patent	953	(243)	710	10.0
Other intangible assets	1,045	(636)	409	1.8
Total	$80,285	$(55,265)	$25,020

Unamortized intangible assets:
Goodwill			64,569
Total intangible assets			$89,589

Estimated amortization expense for fiscal year 2010 and subsequent fiscal years is as follows:

(in thousands)
2010	$13,236
2011	10,092
2012	5,195
2013	3,621
2014	1,772
2015 and thereafter	9,764

Note 10— Restructuring Costs

During the fourth quarter of fiscal 2009, the Company reduced its workforce by approximately 40 full time positions and announced the departure of its Chief Operating Officer. In connection with these events, the Company incurred expenses of approximately $3.0 million associated with severance related benefits, including stock compensation expense. As these events were completed in fiscal 2009, the Company did not recognize additional expense during the three months ended September 30, 2009 and does not expect to recognize additional expense in future periods relating to these actions.

As of September 30, 2009, the Company’s remaining liability for severance related benefits was as follows:

(in thousands)
Accrued severance benefits at June 30, 2009	$426
Payments charged against the accrual	(244)
Impact of changes in foreign currency exchange rates	1
Accrued severance benefits at September 30, 2009	$183

Note 11 – Subsequent Events

The Company has determined that no subsequent events have occurred that warrant disclosure in the financial statements.  For purposes of assessing whether there were any subsequent events warranting disclosure, the Company evaluated events occurring between September 30, 2009 and November 9, 2009.

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

Overview

We provide electronic payment, invoice and document management solutions to corporations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, document management, reporting and document archive. We offer software designed to run on-site at the customer’s location as well as hosted solutions. Historically, our software has been sold predominantly on a perpetual license basis. Today, however, a growing portion of our offerings are being sold on a subscription and transaction basis.

Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. We offer Legal eXchange®, a Software as a Service (SaaS) offering that receives, manages and controls legal invoices and the related spend management for insurance companies and other large consumers of outside legal services. Our offerings also include software solutions that banks use to provide web-based payment and reporting capabilities to their corporate customers.

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

In September 2009 we acquired PayMode from Bank of America.  PayMode facilitates the electronic exchange of payments and invoices between organizations and suppliers and is a SaaS offering.  As part of the acquisition, we also entered into a multi-year agreement with Bank of America to operate PayMode on its behalf.

For the first quarter of fiscal year 2010, our revenue increased to $36.6 million from $35.5 million in the same quarter of last fiscal year. This revenue increase was primarily attributable to revenue increases in our Banking Solutions segment and our European operations.  These increases were offset in part by a decrease of $1.8 million, primarily as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro, which depreciated against the US dollar compared to the same period in the prior fiscal year.

We had net income of $1.2 million in the three months ended September 30, 2009 compared to net loss of $3.8 million in the three months ended September 30, 2008. The increase in net income was due largely to improved gross margins and a reduction in operating expenses.  The decreases in our cost of revenue and operating expense categories were due largely to cost savings related to our fourth quarter fiscal 2009 headcount reduction and a decrease in foreign exchange rates of approximately $1.5 million associated with the British Pound Sterling and European Euro.

In the first quarter of fiscal 2010, we derived approximately 49% of our revenue from customers located outside of North America, principally in the UK and Australia.  We expect future revenue growth to be driven by the revenue contribution from PayMode, increased purchases of our products by new and existing bank and financial institution customers in both North America and international markets, the continued market adoption of our Legal eXchange product in the US and increased sales of our payments and transactional documents products.

While we continue to grow our business, the overall economic environment has remained challenging. While we have not experienced any significant decline in our expected volume of customer orders we are observing that, in some cases, closing new business is taking somewhat longer and, in some cases, customer buying decisions are being postponed. Our customers operate in many different industries; a diversification that we believe helps us in this economic climate. Additionally, we believe that our recurring and subscription revenue base helps position us defensively against any short term economic downturn. While we believe that we continue to compete favorably in all of the markets we serve, ongoing or worsening economic stresses could impact our business more significantly in the future.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2009 related to stock-based compensation, revenue recognition, the valuation of goodwill and intangible assets and the valuation of acquired deferred revenue. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 11, 2009. There have been no changes to our critical accounting policies during the three months ended September 30, 2009.

Recent Accounting Pronouncements

Revenue Recognition

In September 2009, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) on two issues related to revenue recognition.

The first issue, Revenue Arrangements with Multiple Deliverables, applies to multiple-deliverable revenue arrangements and provides for two significant changes to existing multiple-element revenue recognition guidance. The first change relates to the determination of when individual deliverables within an arrangement should be treated as separate units of accounting. Broadly, a deliverable should be treated as a separate unit of accounting when it has value to the customer on a standalone basis and when delivery or performance of any undelivered items is considered to be probable and substantially within the control of the vendor. The second change relates to the manner in which arrangement consideration should be allocated to any separately identified deliverables. The consensus requires that the allocation of revenue among deliverables be based on vendor specific objective evidence or third-party evidence of selling price and, to the extent that neither of these levels of evidence exist, that the allocation be based on the vendor’s best estimate of selling price for each deliverable.  Use of the residual method of allocating revenue to arrangement deliverables is prohibited unless the revenue transaction is specifically governed by software revenue recognition literature.  Financial statement disclosure requirements have also been significantly expanded.

The second issue, Certain Revenue Arrangements that Include Software Elements, focuses on redefining which revenue arrangements are within the scope of software revenue recognition literature and which are not.  The issue provides guidance on determining whether tangible products containing non-software and software elements are governed by software revenue recognition literature and significantly narrows the definition of what constitutes a “software” transaction.  In particular, non-software components of products that include software, software products bundled with tangible products where the non-software and software components function together to deliver the product’s essential functionality, and undelivered elements related to non-software components are, as a result of this issue, outside the scope of software revenue recognition rules. The issue also provides guidance on allocating revenue between non software and software elements.

Each of these issues is effective for fiscal years beginning on or after June 15, 2010. The issues can be implemented prospectively to all revenue arrangements entered or materially modified after the date of adoption, or retrospectively to all revenue arrangements for all financial statement periods presented. Early adoption is permitted. Both issues must be adopted in the same period and under the same transition method. We expect to adopt these issues prospectively as of July 1, 2010 and are currently evaluating the impact of the pronouncements on our financial statements.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues by segment

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Our operating segments are organized principally by the type of product or service offered and by geography.  Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions.  The following table represents our revenues by segment:

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$22,767	62.3	$23,376	65.8	$(609)	(2.6)
Banking Solutions	7,108	19.4	5,673	16.0	1,435	25.3
Outsourced Solutions	6,681	18.3	6,457	18.2	224	3.5
	$36,556	100.0	$35,506	100.0	$1,050	3.0

Payments and Transactional Documents. The revenue decrease for the three months ended September 30, 2009 was primarily attributable to a decrease of $1.5 million as a result of declining foreign exchange rates associated with the British Pound Sterling and European Euro and a decrease in software license sales for certain of our US products, offset in part by an increase in maintenance revenues from certain of our US document process automation products. We expect revenue for the Payments and Transactional Documents segment to increase during the remainder of fiscal 2010 as a result of increased sales of our payment and document management solutions.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the same period in the prior fiscal year due to an increase in professional services revenue, offset in part by a decrease in software license revenues. We expect revenues for the Banking Solutions segment to increase during the remainder of the fiscal year as a result of the contribution of revenue from ongoing projects and from additional purchases by new and existing bank and financial institution customers in both North America and international markets.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased slightly as compared to the same period in the prior fiscal year due to revenue contribution from PayMode, which we acquired in September 2009, and an increase in Legal eXchange revenue, offset in part by a decrease in European foreign currency exchange rates of $0.2 million. We expect revenue for the Outsourced Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from PayMode and as current customers of Legal eXchange move from the implementation phase (during which no revenue is recorded) into live production.

Revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$2,963	8.1	$3,606	10.1	$(643)	(17.8)
Subscriptions and transactions	8,281	22.6	8,229	23.2	52	0.6
Service and maintenance	23,135	63.3	21,149	59.6	1,986	9.4
Equipment and supplies	2,177	6.0	2,522	7.1	(345)	(13.7)
Total revenues	$36,556	100.0	$35,506	100.0	$1,050	3.0

Software Licenses. The decrease in software license revenues was due to decreases in software license revenue from our Banking Solutions segment due to the timing of several large ongoing banking projects, decreases in revenues from certain of our domestic payments and transactional documents products and due to a decrease of approximately $0.2 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro.  These decreases were offset in part by an increase in revenue from certain of our European payments and transactional documents products.  We expect software license revenues to increase during the remainder of fiscal year 2010, principally as a result of increased software license revenue from our domestic and international Payments and Transactional Documents products and our Banking Solutions segment.

 Subscriptions and Transactions. The slight increase in subscription and transaction revenues was due principally to the revenue contribution from PayMode and newly implemented Legal eXchange customers. These increases were offset in part by a decrease of $0.5 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro. We expect subscription and transaction revenues to increase during the remainder of the fiscal year as a result of the revenue contribution from PayMode and the revenue contribution from newly implemented Legal eXchange customers.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues associated with several large banking projects, increased professional service revenues in Europe and increases in software maintenance revenues in the US. These increases were offset in part by a decrease of $0.9 million as a result of declining foreign exchange rates associated with the British Pound Sterling and European Euro. We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of new and existing projects within our Banking Solutions segment and as a result of additional revenues from our domestic and international payments and documents products.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease of approximately $0.2 million as a result of declining foreign exchange rates associated with the British Pound Sterling and our continued de-emphasis of lower margin transactions within this aspect of our business. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of 2010.

Cost of revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$219	0.6	$200	0.6	$19	9.5
Subscriptions and transactions	3,825	10.4	4,117	11.6	(292)	(7.1)
Service and maintenance	9,415	25.8	9,613	27.1	(198)	(2.1)
Stock compensation expense	358	1.0	260	0.7	98	37.7
Equipment and supplies	1,621	4.4	1,854	5.2	(233)	(12.6)
Total cost of revenues	$15,438	42.2	$16,044	45.2	$(606)	(3.8)
Gross profit	$21,118	57.8	$19,462	54.8	$1,656	8.5

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained relatively consistent at 7% of software license revenues in the three months ended September 30, 2009 as compared to 6% for the three months ended September 30, 2008. We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 46% of subscription and transaction revenues in the three months ended September 30, 2009 from 50% in the three months ended September 30, 2008.  The decrease in subscription and transaction costs as a percentage of revenue was due principally to improved margins for certain of our subscription-based products in the US and our accounts payable automation products in Europe and the US. We expect that subscription and transaction costs will remain relatively consistent as a percentage of subscription and transaction revenue during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased as a percentage of service and maintenance revenues to 41% in the three months ended September 30, 2009 as compared to 45% in the three months ended September 30, 2008. The decrease in service and maintenance costs as a percentage of service and maintenance revenues was due to improved gross margins for professional services in our Banking Solutions segment and due to the impact of cost reduction measures implemented in our prior fiscal year.  We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs remained consistent at 74% of equipment and supplies revenues in the three months ended September 30, 2009 and 2008.  We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$7,234	19.8	$7,942	22.4	$(708)	(8.9)
Stock compensation expense	649	1.8	696	2.0	(47)	(6.8)
Product development and engineering	3,886	10.6	5,221	14.7	(1,335)	(25.6)
Stock compensation expense	204	0.6	202	0.6	2	1.0
General and administrative	3,593	9.8	4,120	11.6	(527)	(12.8)
Stock compensation expense	697	1.9	1,052	3.0	(355)	(33.8)
Amortization of intangible assets	3,306	9.0	4,436	12.4	(1,130)	(25.5)
Total operating expenses	$19,569	53.5	$23,669	66.7	$(4,100)	(17.3)

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses decreased in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due to a decrease of $0.5 million as a result of declining foreign exchange rates associated with the British Pound Sterling and the European Euro, a decrease in headcount related costs and a decrease in trade show costs.  We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new products, including PayMode.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands, as well as development of our newer accounts payable automation products. The decrease in product development and engineering expenses in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily attributable to a decrease in the use of contract employees and a decrease in headcount related costs.  We expect that product development and engineering expenses will increase during the remainder of the fiscal year as we devote more resources to the enhancement of the PayMode product.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The decrease in general and administrative expenses was principally attributable to a decrease in headcount related costs and a decrease in the use of contract employees.  We expect that general and administrative expenses will increase slightly during the remainder of the fiscal year.

Stock Compensation Expense. During the three months ended September 30, 2009, stock compensation expense decreased to $1.9 million as compared to $2.2 million for the three months ended September 30, 2008 due principally to a decrease in the number of awards outstanding as a result of our headcount reductions in the fourth quarter of fiscal 2009. The expense associated with share based payments is recorded as expense within the same functional expense category in which cash compensation for the applicable employee is recorded. For the three months ended September 30, 2009 and 2008, stock compensation expense was allocated as follows:

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Cost of revenues, service and maintenance	$358	$260
Sales and marketing	649	696
Product development and engineering	204	202
General and administrative	697	1,052
	$1,908	$2,210

For the remainder of fiscal 2010, we expect stock compensation costs to increase slightly as compared to the level of expense recorded in our first quarter.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the quarter ended September 30, 2009, as compared to the quarter ended September 30, 2008, was due to a decrease in amortization rates as certain intangible assets have aged and also due to a decrease in foreign currency exchange rates. We expect that total amortization expense for fiscal 2010 will approximate $13.2 million.

Other Income, Net

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2009	2008	2009 Compared to 2008
	(in thousands)%
Interest income	$59	$265	$(206)	(77.7)
Interest expense	(8)	(24)	16	66.7
Other income (expense), net	170	(93)	263	282.8
Other income, net	$221	$148	$73	49.3

Other Income, Net.  In the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, interest income decreased as a result of declining marketplace yields associated with our cash and short-term investment accounts.  We expect interest income to remain relatively consistent over the remainder of the fiscal year.  Interest expense remained insignificant during the three months ended September 30, 2009 and 2008.  Other income (expense), net increased as a result of foreign exchange gains. We expect that the individual components of other income and expense will continue to represent minor components of our overall operations during the remainder of fiscal 2010.

        Provision for Income Taxes. We recorded income tax expense of $0.6 million and income tax benefit of $0.2 million for the three months ended September 30, 2009 and 2008, respectively.  The income tax expense recorded for the quarter ended

September 30, 2009 was due to tax expense associated with our UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses and due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.  Income tax expense was partially offset by the benefit associated with a US tax refund claim for a portion of unused research and development credit carryforwards.

Our net income tax benefit for the quarter ended September 30, 2008 was due to the impact of non-recurring tax benefits arising from the expiration of certain statutes of limitations for previously unrecognized tax benefits, from the enactment of legislation in the US allowing us to claim a refund for a portion of our unused research and development credit carryforwards, and from a decrease in our German tax rate after a restructuring of our German operations.  Our net tax benefit also reflected a benefit associated with our UK and German operations.  These tax benefits were partially offset by tax expense in the US, France and Australia.

We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.3 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Cash provided by (used in) operating activities	$4,651	$(275)

	September 30,	June 30,
	2009	2009
	(in thousands)
Cash, cash equivalents and marketable securities	$38,299	$50,303
Working capital	22,577	30,678

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

During the quarter ended September 30, 2009, we completed the acquisition of PayMode for $17.0 million in cash, plus the issuance of warrants for 1,000,000 shares of our common stock.  The warrants have an exercise price of $8.50 per share and a 10 year contractual life.  We also may undertake additional business or asset acquisitions or divestitures.

During the quarter ended September 30, 2009, our cash balances decreased by approximately $0.3 million as a result of a decline in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar.  To the extent that exchange rates associated with these foreign currencies decline further, we could be subject to further decreases in our cash balances upon translation to US dollars.  However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we have recently experienced, are adequate to meet our liquidity and working capital requirements for the foreseeable future.

Operating Activities

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Net income (loss)	$1,172	$(3,849)
Non-cash adjustments, net	6,106	7,545
Decrease (increase) in accounts receivable	1,457	(2,465)
(Decrease) increase in deferred revenue	(2,040)	1,714
All other, net	(2,044)	(3,220)
Net cash provided by (used in) operating activities	$4,651	$(275)

Net cash provided by operating activities for the three months ended September 30, 2009 was primarily due to our net income, adjusted by favorable non-cash adjustments. Non-cash adjustments are principally transactions that result in the recognition of financial statement expense but not a corresponding cash disbursement, such as stock compensation expense, amortization of intangible assets and depreciation of property and equipment.  Net cash used in operating activities for the three months ended September 30, 2008 was due to our net loss, affected by favorable non-cash adjustments, offset by decreases in accounts payable, accrued expenses, deferred revenue and an increase in accounts receivable.

Investing Activities

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Acquisition of business	$(17,000)	$—
Purchases of held-to-maturity securities	(50)	(53)
Proceeds from sales of held-to-maturity securities	50	53
Purchases of property and equipment	(1,201)	(987)
Net cash used in investing activities	$(18,201)	$(987)

In the three months ended September 30, 2009, cash was used to fund the acquisition of PayMode and, to a lesser extent, to acquire property and equipment.  In the three months ended September 30, 2008, cash was used to acquire property and equipment.

Financing Activities

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Proceeds from exercise of stock options and employee stock purchase plan	$1,841	$961
Repurchase of common stock	—	(1,548)
Excess tax benefits associated with stock based compensation	8	8
Capital lease payments	(29)	(33)
Payment of bank financing fees	(12)	—
Net cash provided by (used in) financing activities	$1,808	$(612)

Net cash provided by financing activities for the three months ended September 30, 2009 was primarily the result of proceeds received from the exercise of stock options and from the purchase of our stock by participants in our employee stock purchase plan.  Net cash used in financing activities for the three months ended September 30, 2008 was primarily the result of the repurchase of our common stock, offset in part by proceeds received from the exercise of stock options and contributions to our employee stock purchase plan.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of September 30, 2009:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$15,447	$2,880	$8,907	$2,574	$1,086
Capital lease obligations	221	90	131	----	----
Other contractual obligations	1,164	364	800	----	----
Total	$16,832	$3,334	$9,838	$2,574	$1,086

*Payment due dates are calculated from our most recent fiscal year end of June 30, 2009.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above.   Also excluded from the table is our estimate of unrecognized tax benefits as of September 30, 2009 in the amount of $0.6 million.  These amounts have been excluded because as of September 30, 2009 we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities primarily due to changes in interest rates. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on September 11, 2009.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 25, 2009, the plaintiffs in the initial public offering securities class action litigation against Bottomline and our subsidiary Optio Software, which is described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, or our Annual Report, filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. A settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. For additional information regarding this litigation, please refer to our Annual Report.

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

The risk factors below related to catastrophic events, security breaches and the concentration of revenue from subscription and transaction based arrangements represent material additions to our risk factors, and should be considered in addition to the other risk factors that follow, which do not reflect material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009.

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

•
delays in, or curtailment of, purchasing decisions by our customers or potential customers either as a result of continuing economic uncertainty or anxiety or as a result of their inability to access the liquidity necessary to engage in purchasing initiatives;

•	increased credit risk associated with our customers or potential customers, particularly those that may operate in industries most affected by the economic downturn, such as financial services; and

•	impairment of our goodwill or other assets.

During the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, we experienced a decline in the foreign currency exchange rates associated with the British Pound Sterling which negatively impacted our overall revenue growth. Additionally, during fiscal 2009 we experienced a higher than anticipated level of volatility in our common stock price which we believe was a result of the general financial market turmoil rather than the result of anything specific to our business. We have observed that, in some cases, closing new business is taking somewhat longer and, in some cases, customer buying decisions are being postponed. To the extent that the current economic downturn worsens or persists, or any of the above risks occur, our business and operating results could be significantly and adversely affected.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in Europe and Australia. In the three months ended September 30, 2009, approximately 49% of our revenues and 34% of our operating expenses, respectively, were attributable to customers or operations located outside of North America. During fiscal 2009, the foreign currency exchange rates of the British Pound, European Euro and Australian Dollar to the US Dollar declined significantly, and we anticipate that foreign currency exchange rates may continue to fluctuate in the near term. As we experienced in fiscal 2009, continued appreciation of the US Dollar against these foreign currencies will have the impact of reducing both our revenues and operating expenses.

Our future financial results will be impacted by our success in selling new products in a subscription and transaction based revenue model

A substantial portion of our revenues and profitability were historically generated from perpetual software license revenues. We are offering a growing number of our products under a subscription and transaction based revenue model, which we believe has certain advantages over a perpetual license model, including better predictability of revenue.  PayMode, which we acquired in September 2009, will be offered for sale on a subscription and transaction basis.

A subscription and transaction based revenue model typically results in no up-front revenue. Additionally, there can be no assurance that our customers, or the markets in which we compete, will respond favorably to the approach we have taken with our newer offerings. To the extent that our subscription and transaction based offerings do not receive general marketplace acceptance, our financial results could be materially and adversely affected.

An increasing number of large and more complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, generally delay the timing of our revenue recognition and, in the short-term, may adversely affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts, particularly in our Banking Solutions segment, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These arrangements generally require significant implementation work, product customization and modification and user acceptance and systems integration testing, resulting in the recognition of revenue over the period of project completion which normally spans several quarters. Delays in revenue recognition on these contracts, including delays that result from customer decisions to halt or otherwise slow down a long-term project due to their own staffing or other challenges, could affect our operating results, financial condition and the market price of our common stock. Similarly, if we are unable to continue to generate new large orders on a regular basis, our business operating results and financial condition could be adversely affected.

We make significant investments in existing products and new product offerings that can adversely affect our operating results and these investments may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance existing product offerings and develop new product offerings to meet strategic opportunities as they evolve. Our operating results have recently been affected by increases in product development expenses as we continued to make investments in our hosted, banking and accounts payable automation products.  We may at any time, based on product needs or marketplace demands, decide to significantly increase our product development expenditures.  Over the next several quarters, we expect to make significant investments in PayMode, which we acquired in September 2009.  Investments in existing products and new product offerings can have a negative impact on our operating results, and any existing product enhancements or new product offerings may not be accepted in the marketplace or generate material revenues.

Integration of acquisitions could interrupt our business and our financial condition could be harmed

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. We acquired PayMode in September 2009. We may in the future continue to acquire, or make investments in, other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At September 30, 2009, the carrying value of our goodwill and our other intangible assets was approximately $66 million and $40 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2009 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we experienced slowing growth rates with certain of our licensed software products. In the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, we experienced a decline in the foreign currency exchange rates of our European and Australian based revenues which negatively impacted our overall revenue growth. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our subscription and transaction, service and maintenance and equipment and supplies revenue streams. In the three months ended September 30, 2009, we experienced a decrease in our overall software license revenues. If software license revenues were to significantly decline in any future period, or if the mix of our products and services in any given period did not match our expectations, our results of operations and the market price of our common stock could be significantly adversely affected.

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

A growing number of our customer arrangements involve selling our products and services on a hosted basis, which may have the effect of delaying revenue recognition and increasing development or start-up expenses

An increasing number of our customer arrangements involve offering certain of our products and services on a hosted basis.  As an example, PayMode, which we acquired in September 2009, is a hosted offering.  Hosted arrangements typically include a contractually defined service period as well as performance criteria that our products or services are required to meet over the duration of the service period. Arrangements entered into on a hosted basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. We are continuing to make investments in our hosted offerings, such as PayMode and our related accounts payable automation products, and there can be no assurance that all of these products will ultimately gain broad market acceptance.  Additionally, there is a risk that we might be unable to consistently maintain the performance requirements or service levels called for under any such arrangements. Such events, to the extent occurring, could have a material and adverse effect on our operating results.

A growing portion of our revenue is derived from subscription and transaction based revenue arrangements

A growing portion of our revenue is being derived from subscription and transaction based arrangements. We believe that these arrangements have several advantages over perpetual license arrangements, including better predictability of revenue. However, there are also certain risks inherent with these transactions. For example, there is a risk that customers may elect not to renew these arrangements upon expiry or that they may aggressively attempt to renegotiate pricing or other significant contractual terms, either at or prior to the point of renewal, based on the economic conditions that exist at that time. Further, in respect of our hosted product offerings, customers often negotiate contractual termination rights in the event of a contractual breach by us which, to the extent occurring, might permit the customer to exit the contract prior to the end of its term, generally without additional compensation to us. Our future revenue and overall growth rates depend significantly upon ongoing customer retention. To the extent we were unable to achieve desired customer retention rates, or in the event we were unable to retain customers on favorable economic terms, our business, operating results and financial condition could be adversely affected.

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

We depend on key employees who are skilled in e-commerce, payment, cash and document management and invoice presentment methodology and Internet and other technologies

Our success depends upon the efforts and abilities of our executive officers and key technical and sales employees who are skilled in e-commerce, payment methodology and regulation, and Internet, database and network technologies. Our key employees are in high demand within the marketplace and many competitors, customers and industry organizations are able to offer considerably higher compensation packages than we currently provide. The loss of one or more of these individuals could have a material adverse effect on our business. In addition, we currently do not maintain “key man” life insurance policies on any of our employees. While some of our executive officers have employment or retention agreements with us, the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

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

Catastrophic events may disrupt our business

We are a highly automated business and we rely on our network infrastructure, various software applications and many internal technology systems and data networks for our customer support, development, sales and marketing and accounting and finance functions. Further, our hosted offerings rely on certain of these systems from the perspective of the ongoing provision of services to our customers and potential customers.  A disruption or failure of these systems in the event of a natural disaster, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data.  Such an event could also prevent us from fulfilling our customer orders or maintaining certain service level requirements, particularly in respect of our hosted offerings.  While we have developed certain disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected.

Security breaches or computer viruses could harm our business by disrupting the delivery of services, damaging our reputation, or resulting in material liability to us

Our products, particularly our hosted offerings, may be vulnerable to unauthorized access, computer viruses and other disruptive problems. In the course of providing services to our customers, we may collect, store, process or transmit sensitive and confidential information. A security breach affecting us could damage our reputation and result in the loss of customers and potential customers.  Such an event could also result in material financial liability to us.

Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate e-commerce. We may need to spend significant capital or other resources to ensure ongoing protection against the threat of security breaches or to alleviate problems caused by security concerns. Additionally, computer viruses could infiltrate our systems and disrupt our business and our provision of services, particularly our hosted offerings. Any such event could have an adverse effect on our business, operating results, and financial condition.

We could incur substantial costs resulting from warranty claims or product liability claims

Our product agreements typically contain provisions that afford customers a degree of warranty protection in the event that our products fail to conform to written specifications. These agreements typically contain provisions intended to limit the nature and extent of our risk of warranty and product liability claims. A court, however, might interpret these terms in a limited way or conclude that part or all of these terms were unenforceable. Furthermore, some of our agreements are governed by non-US law, and there is a risk that foreign law might provide us less or different protection. While we maintain general liability insurance, including coverage for errors and omissions, we cannot be sure that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims.

Our products facilitate the transmission of sensitive business documents and other confidential data related to payments, cash management and invoices.  Further, some of our products facilitate the transfer of cash or transmit instructions that initiate cash transfer.  Although we have not experienced any material warranty or product liability claims to date, a warranty or product liability claim, whether or not meritorious, could result in substantial costs and a diversion of management’s attention and our resources, which could have an adverse effect on our business, operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
July 1, 2009 — July 31, 2009	----	----	----	$4,401,000
August 1, 2009 — August 31, 2009	----	----	----	$4,401,000
September 1, 2009 — September 30, 2009	----	----	----	$4,401,000
Total	----	----	----	$4,401,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 9, 2009	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

2.1	* †	Asset Purchase Agreement dated August 5, 2009 between the Registrant and Bank of America, N.A.

4.1		Warrant dated September 14, 2009 issued by the Registrant to Bank of America, N.A.

4.2		Registration Rights Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.

10.1	†	Services Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certification of Principal Executive Officer

32.2		Section 1350 Certification of Principal Financial Officer

* Certain schedules to this agreement were omitted by the Registrant.  The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.

† Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

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

Bottomline Technologies (de), Inc.

Date: November 9, 2009	By:	/s/ ROBERT A. EBERLE
Robert A. Eberle
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

Bottomline Technologies (de), Inc.

Date: November 9, 2009	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Bottomline Technologies (de), Inc. (the “Company”) for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Robert A. Eberle, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Bottomline Technologies (de), Inc.

Date: November 9, 2009	By:	/s/ ROBERT A. EBERLE
Robert A. Eberle
Chief Executive Officer
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Bottomline Technologies (de), Inc. (the “Company”) for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Kevin M. Donovan, Chief Financial Officer and Treasurer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Bottomline Technologies (de), Inc.

Date: November 9, 2009	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)