Form 10-Q/A
period 2010-01-14
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2010-01-14
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2009 was 26,164,712.

EXPLANATORY NOTE

Bottomline Technologies, Inc. (“the Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which was originally filed with the Securities and Exchange Commission on November 9, 2009 (the “Quarterly Report”), to amend and restate in its entirety the Exhibit Index and to file a revised Exhibit 10.1, in order to disclose certain information for which confidential treatment had been initially requested. This Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date. The changes in this exhibit were made in response to comments the Company received from the Securities and Exchange Commission to the Company’s Confidential Treatment Request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

January 14, 2010	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1 * † (2)	Asset Purchase Agreement dated August 5, 2009 between the Registrant and Bank of America, N.A.

4.1 (2)	Warrant dated September 14, 2009 issued by the Registrant to Bank of America, N.A.

4.2 (2)	Registration Rights Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.

10.1 † (1)	Services Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.

31.1 (2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2 (2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

31.3 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.4 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1 (2)	Section 1350 Certification of Principal Executive Officer

32.2 (2)	Section 1350 Certification of Principal Financial Officer

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

(1) Filed herewith

(2) Previously filed on November 9, 2009