Form 10-Q/A
period 2010-01-15
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2010-01-15
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.2)

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

EXPLANATORY NOTE

Bottomline Technologies, Inc. (“the Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2009 (the “Original 10-Q”), in order to correct an error that appeared on the cover page of Amendment No. 1 to the Original 10-Q (“Amendment No. 1”), which was filed with the SEC on January 14, 2010. The cover page of Amendment No. 1 inadvertently stated an incorrect number of outstanding shares of the Company’s common stock. The correct number of such outstanding shares as of October 30, 2009 was 25,906,681, as reflected on the cover page of the Original 10-Q and on the cover page of this Amendment No. 2.

The Exhibit Index has also been amended and restated in its entirety to include the certifications filed as Exhibits 31.5 and 31.6 to this Amendment 2.

This Amendment No. 2 continues to speak as of the date of the filing of the Original 10-Q, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

January 15, 2010	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1 * † (2)	Asset Purchase Agreement dated August 5, 2009 between the Registrant and Bank of America, N.A.

4.1 (2)	Warrant dated September 14, 2009 issued by the Registrant to Bank of America, N.A.

4.2 (2)	Registration Rights Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.

10.1 † (3)	Services Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.

31.1 (2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2 (2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

31.3 (3)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.4 (3)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

31.5 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.6 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1 (2)	Section 1350 Certification of Principal Executive Officer

32.2 (2)	Section 1350 Certification of Principal Financial Officer

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

(1) Filed Herewith

(2) Previously filed on November 9, 2009.

(3) Previously filed on January 14, 2010.