Form 10-Q
period 2010-02-08
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2010-02-08
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares outstanding of the registrant’s common stock as of January 29, 2010 was 26,910,642.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2009	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$54,946	$50,255
Marketable securities	54	48
Accounts receivable, net of allowance for doubtful accounts of $527 at December 31, 2009 and $645 at June 30, 2009	24,266	23,118
Other current assets	6,934	5,531
Total current assets	86,200	78,952
Property and equipment, net	15,326	10,106
Intangible assets, net	103,729	89,589
Other assets	5,149	4,504
Total assets	$210,404	$183,151

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,224	$5,955
Accrued expenses	8,178	9,290
Deferred revenue	32,190	33,029
Total current liabilities	46,592	48,274
Deferred revenue, non-current	13,168	10,213
Deferred income taxes	2,335	2,263
Other liabilities	2,064	1,852
Total liabilities	64,159	62,602

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	----	----
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—27,697 at December 31, 2009, and 26,516 at June 30, 2009; outstanding shares—25,563 at December 31, 2009, and 24,311 at June 30, 2009	28	27
Additional paid-in capital	310,661	287,082
Accumulated other comprehensive loss	(5,461)	(4,920)
Treasury stock: 2,134 shares at December 31, 2009, and 2,205 shares at June 30, 2009, at cost	(23,579)	(24,360)
Accumulated deficit	(135,404)	(137,280)
Total stockholders’ equity	146,245	120,549
Total liabilities and stockholders’ equity	$210,404	$183,151

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2009	2008
Revenues:
Software licenses	$3,787	$3,597
Subscriptions and transactions	10,469	7,744
Service and maintenance	23,775	20,527
Equipment and supplies	2,091	2,466
Total revenues	40,122	34,334
Cost of revenues:
Software licenses	321	207
Subscriptions and transactions (1)	5,160	3,792
Service and maintenance (1)	10,405	9,513
Equipment and supplies	1,590	1,824
Total cost of revenues	17,476	15,336
Gross profit	22,646	18,998
Operating expenses:
Sales and marketing (1)	8,825	8,150
Product development and engineering (1)	4,753	5,238
General and administrative (1)	4,248	4,619
Amortization of intangible assets	3,361	3,948
Total operating expenses	21,187	21,955
Income (loss) from operations	1,459	(2,957)
Other (expense) income, net	(93)	615
Income (loss) before income taxes	1,366	(2,342)
Provision for income taxes	662	527
Net income (loss)	704	(2,869)
Basic and diluted net income (loss) per share attributable to common stockholders:	$0.03	$(0.12)
Shares used in computing basic net income (loss) per share attributable to common stockholders:	25,092	24,033
Shares used in computing diluted net income (loss) per share attributable to common stockholders:	25,933	24,033

(1)	Stock based compensation is allocated as follows:

	Three Months Ended December 31,
	2009	2008
Cost of revenues: subscriptions and transactions	$61	$49
Cost of revenues: service and maintenance	444	212
Sales and marketing	838	648
Product development and engineering	329	197
General and administrative	728	1,097

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Six Months Ended December 31,
	2009	2008
Revenues:
Software licenses	$6,750	$7,203
Subscriptions and transactions	18,750	15,973
Service and maintenance	46,910	41,676
Equipment and supplies	4,268	4,988
Total revenues	76,678	69,840
Cost of revenues:
Software licenses	540	407
Subscriptions and transactions (1)	9,038	7,991
Service and maintenance (1)	20,125	19,303
Equipment and supplies	3,211	3,679
Total cost of revenues	32,914	31,380
Gross profit	43,764	38,460
Operating expenses:
Sales and marketing (1)	16,708	16,788
Product development and engineering (1)	8,843	10,660
General and administrative (1)	8,538	9,792
Amortization of intangible assets	6,667	8,384
Total operating expenses	40,756	45,624
Income (loss) from operations	3,008	(7,164)
Other income, net	128	763
Income (loss) before income taxes	3,136	(6,401)
Provision for income taxes	1,260	317
Net income (loss)	1,876	(6,718)
Basic and diluted net income (loss) per share attributable to common stockholders:	$0.07	$(0.28)
Shares used in computing basic net income (loss) per share attributable to common stockholders:	24,747	23,958
Shares used in computing diluted net income (loss) per share attributable to common stockholders:	25,372	23,958

(1)	Stock based compensation is allocated as follows:

	Six Months Ended December 31,
	2009	2008
Cost of revenues: subscriptions and transactions	$114	$131
Cost of revenues: service and maintenance	749	390
Sales and marketing	1,487	1,343
Product development and engineering	533	400
General and administrative	1,425	2,149

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended December 31,
	2009	2008
Operating activities:
Net income (loss)	$1,876	$(6,718)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	6,667	8,384
Stock compensation expense	4,308	4,413
Depreciation and amortization of property and equipment	2,164	1,995
Deferred income tax provision (benefit)	301	(179)
Provision for allowances on accounts receivable	(99)	11
Provision for obsolete inventory	1	7
Excess tax benefits associated with stock compensation	(130)	(10)
Gain on foreign exchange	(136)	(222)
Loss on disposal of equipment	---	12
Changes in operating assets and liabilities:
Accounts receivable	(1,089)	(820)
Inventory, prepaid expenses and other assets	(565)	(810)
Accounts payable, accrued expenses and other liabilities	(856)	(3,040)
Deferred revenue	2,189	7,411
Net cash provided by operating activities	14,631	10,434
Investing activities:
Acquisition of business	(17,000)	---
Purchases of held-to-maturity securities	(50)	(53)
Proceeds from sales of held-to-maturity securities	50	53
Purchases of property and equipment	(2,528)	(2,060)
Net cash used in investing activities	(19,528)	(2,060)
Financing activities:
Proceeds from employee stock purchase plan and exercise of stock options	9,560	961
Repurchase of common stock	(23)	(2,603)
Excess tax benefits associated with stock compensation	130	10
Capital lease payments	(56)	(65)
Payment of bank financing fees	(13)	(20)
Net cash provided by (used in) financing activities	9,598	(1,717)
Effect of exchange rate changes on cash and cash equivalents	(10)	(7,256)
Increase (decrease) in cash and cash equivalents	4,691	(599)
Cash and cash equivalents at beginning of period	50,255	35,316
Cash and cash equivalents at end of period	$54,946	$34,717
Supplemental disclosure of cash flow information:
Issuance of warrants in connection with acquisition of business	$10,520	----

See accompanying notes.

Bottomline Technologies (de), Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2009

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2010. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 11, 2009.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2—Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance on two issues related to revenue recognition.

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

For nonfinancial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis, the effective date of these standards was delayed until fiscal years beginning after November 15, 2008 (July 1, 2009 for the Company).  The Company’s nonfinancial assets and liabilities that met these deferral criteria included goodwill, intangible assets, and property, plant and equipment.  The adoption of the remaining provisions of these standards on July 1, 2009 did not have an impact on the Company’s financial position or results of operations.

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

At December 31, 2009, assets and liabilities of the Company measured at fair value on a recurring basis included money market funds of $0.2 million.  At June 30, 2009, assets and liabilities of the Company measured at fair value on a recurring basis included money market funds and US Treasury securities funds of $2.6 million and $0.8 million, respectively.  These amounts  were reported as a component of the Company’s cash and cash equivalents and were valued based on reference to quoted prices in active markets (Level 1 inputs).

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable.  The Company’s marketable securities are classified as held to maturity and recorded at amortized cost which, at December 31, 2009 and June 30, 2009, approximated fair value.  These investments all mature within one year.  The fair value of the Company’s other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

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

The Company finalized its estimates of fair value for property, equipment and intangible assets acquired during the period ended December 31, 2009.  In the allocation of the purchase price set forth below, the Company has recognized approximately $2.7 million of goodwill.  This amount is deductible for US income tax purposes and is arising principally due to the assembled workforce of PayMode and due to expected product synergies arising from the acquisition.  Costs of the acquisition of approximately $0.5 million were expensed during the six months ended December 31, 2009, principally as a component of general and administrative expenses.

PayMode’s operating results have been included in the Company’s operating results from the date of the acquisition forward, as a component of the Outsourced Solutions segment, and all of the PayMode goodwill was allocated to this segment.

Upon acquisition, PayMode was integrated into existing business lines of the Company in a manner that makes tracking or reporting earnings specifically attributable to PayMode impracticable.  For the six months ended December 31, 2009, revenues attributable to PayMode represented less than 5% of the Company’s consolidated revenues.

The final allocation of the purchase price as of December 31, 2009 is as follows:

(in thousands)
Current assets	1,340
Property and equipment	4,901
Intangible assets	18,659
Goodwill	2,653
Current liabilities	(33)
Total purchase price	$27,520

The valuation of the acquired intangible assets was estimated by performing projections of discounted cash flow, whereby revenues and costs associated with each intangible asset are forecast to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk.  The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs).  The valuation assumptions also take into consideration the Company’s estimates of contract renewal, technology attrition and revenue growth projections.  The values for specifically identifiable intangible assets, by major asset class, are as set forth below. Other intangible assets consist of a tradename and a below market lease arrangement.

(in thousands)
Customer related intangible assets	$9,349
Core technology	7,648
Other intangible assets	1,662
$18,659

The customer related intangible assets, core technology and other intangible assets acquired are being amortized over weighted average lives of seventeen years, seven years and fourteen years, respectively.

Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company and PayMode as if that acquisition had occurred on July 1, 2009 and 2008, respectively, after giving effect to certain adjustments such as decreased revenues formerly earned by PayMode from interest income allocated to PayMode through Bank of America’s fund transfer process since, in general terms, the Company will not be eligible to earn revenues in this manner.  The pro-forma adjustments also reflect an increase in amortization expense as a result of acquired intangible assets and a decrease in interest income as a result of the cash paid for the acquisition. This pro-forma financial information does not necessarily reflect the results of operations that would have actually occurred had the Company and PayMode been a single entity during these periods.

	Pro Forma Three Months Ended December 31,		Pro Forma Six Months Ended December 31,
	2009	2008	2009	2008
	(unaudited) (in thousands)
Revenues	$40,122	$35,817	$77,881	$72,785
Net income (loss)	$704	$(4,754)	$194	$(10,191)
Net income (loss) per basic and diluted share attributable to common stockholders	$0.03	$(0.20)	$0.01	$(0.43)

Note 5—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Basic:
Net income (loss)	$704	$(2,869)	$1,876	$(6,718)
Less: Net income allocable to participating securities	(25)	---	(72)	---
Net income (loss) allocable to common stockholders – basic	$679	$(2,869)	$1,804	$(6,718)

Basic net income (loss) per share attributable to common stockholders	$0.03	$(0.12)	$0.07	$(0.28)

Shares used in computing basic net income (loss) per share attributable to common stockholders	25,092	24,033	24,747	23,958

Diluted:
Net income (loss)	$704	$(2,869)	$1,876	$(6,718)
Less: Net income allocable to participating securities	(24)	---	(70)	---
Net income (loss) allocable to common stockholders – diluted	$680	$(2,869)	$1,806	$(6,718)

Diluted net income (loss) per share attributable to common stockholders	$0.03	$(0.12)	$0.07	$(0.28)

Shares used in computing diluted net income (loss) per share attributable to common stockholders	25,933	24,033	25,372	23,958

Basic net income per share excludes any dilutive effects of stock options, unvested restricted stock and stock warrants.  Basic and diluted earnings per share is computed pursuant to the two-class method.  The two-class method calculates earnings for common stock and participating securities based on their proportionate participation rights in undistributed earnings.  Certain of the Company’s unvested restricted stock awards are considered to be participating securities as they entitle the holder to receive non-forfeitable rights to cash dividends at the same rate as common stock.

Diluted net income per share is calculated using the more dilutive of the treasury stock method (which assumes full exercise of in-the-money stock options and warrants and full vesting of restricted stock) and the two-class method, described above.

At December 31, 2009 and 2008, 235,989 and 4,973,216 shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share, respectively, as their effect on the calculation would have been anti-dilutive.

Note 6—Comprehensive Income or Loss

Comprehensive income or loss represents the Company’s net income (loss) plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$704	$(2,869)	$1,876	$(6,718)
Other comprehensive income (loss):
Foreign currency translation adjustments	470	(10,884)	(541)	(18,909)
Comprehensive income (loss)	$1,174	$(13,753)	$1,335	$(25,627)

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

The Company does not track or assign its assets by operating segment.

Segment information for the three and six months ended December 31, 2009 and 2008 according to the segment descriptions above, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Payments and Transactional Documents	$23,809	$22,955	$46,576	$46,331
Banking Solutions	7,595	5,433	14,703	11,106
Outsourced Solutions	8,718	5,946	15,399	12,403
Total revenues	$40,122	$34,334	$76,678	$69,840

Segment measure of profit (loss):
Payments and Transactional Documents	$5,457	$3,737	$10,433	$6,406
Banking Solutions	641	(1,046)	1,626	(2,027)
Outsourced Solutions	1,249	503	2,453	1,289
Total measure of segment profit	$7,347	$3,194	$14,512	$5,668

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Segment measure of profit	$7,347	$3,194	$14,512	$5,668
Less:
Amortization of intangible assets	(3,361)	(3,948)	(6,667)	(8,384)
Stock compensation expense	(2,400)	(2,203)	(4,308)	(4,413)
Acquisition related expenses	(127)	---	(529)	(35)
Add:
Other (expense) income, net	(93)	615	128	763
Income (loss) before income taxes	$1,366	$(2,342)	$3,136	$(6,401)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$415	$416	$789	$871
Banking Solutions	171	177	336	352
Outsourced Solutions	621	376	1,039	772
Total depreciation expense	$1,207	$969	$2,164	$1,995

Geographic Information

The Company has presented geographic information about its revenues, below. This presentation allocates revenue based on the point of sale not the location of the customer. Accordingly, the Company derives revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here, particularly in respect of a financial institution customer located in Australia for which the point of sale was the United States.

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Revenues from unaffiliated customers:
United States	$26,479	$20,789	$50,248	$42,407
Europe	13,140	13,196	25,517	26,666
Australia	503	349	913	767
Total revenues from unaffiliated customers	$40,122	$34,334	$76,678	$69,840

Long-lived assets, which are based on geographical location, were as follows:

	December 31,	June 30,
	2009
	(in thousands)
Long-lived assets, net
United States	$17,728	$12,160
Europe	2,631	2,313
Australia	116	137
Total long-lived assets, net	$20,475	$14,610

Note 8—Income Taxes

The Company recorded income tax expense of $0.7 million and $0.5 million for the three months ended December 31, 2009 and 2008, respectively.  The income tax expense recorded for the quarter ended December 31, 2009 was due to tax expense associated with the Company’s UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.  The income tax expense recorded for the quarter ended December 31, 2008 was due to tax expense associated with the Company’s UK, German, Australian and US operations.  The US income tax expense was principally due an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

The Company recorded income tax expense of $1.3 million and $0.3 million for the six months ended December 31, 2009 and 2008, respectively.  The income tax expense for the six months ended December 31, 2009 was due to tax expense associated with the Company’s UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.  The income tax expense for the six months ended December 31, 2008 was net of approximately $0.4 million of non-recurring tax benefits arising from a reduction in the Company’s unrecognized tax benefits upon the expiration of certain statutes of limitations, from the enactment of legislation during fiscal year 2009 that allowed the Company to claim a tax refund for a portion of its unused research and development credit carryforwards in the US, and from a decrease in the Company’s German tax rate as a result of a restructuring of the Company’s German operations.  The Company’s net income tax expense also reflected expense associated with the Company’s German, French, and Australian operations, as well as income tax expense in the US.

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

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$59,374	$(34,470)	$24,904	7.8
Core technology	33,040	(23,525)	9,515	5.5
Patent	953	(278)	675	9.5
Other intangible assets	2,331	(409)	1,922	12.1
Total	$95,698	$(58,682)	$37,016

Unamortized intangible assets:
Goodwill			66,713
Total intangible assets			$103,729

	As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$50,194	$(29,753)	$20,441	3.0
Core technology	28,093	(24,633)	3,460	1.7
Patent	953	(243)	710	10.0
Other intangible assets	1,045	(636)	409	1.8
Total	$80,285	$(55,265)	$25,020

Unamortized intangible assets:
Goodwill			64,569
Total intangible assets			$89,589

Estimated amortization expense for fiscal year 2010 and subsequent fiscal years is as follows:

(in thousands)
2010	$13,254
2011	10,091
2012	5,188
2013	3,616
2014	1,772
2015 and thereafter	9,762

Note 10— Restructuring Costs

During the fourth quarter of fiscal 2009, the Company reduced its workforce by approximately 40 full time positions and announced the departure of its Chief Operating Officer. In connection with these events, the Company incurred expenses of approximately $3.0 million associated with severance related benefits, including stock compensation expense. As these events were completed in fiscal 2009, the Company did not recognize additional expense during the six months ended December 31, 2009 and does not expect to recognize additional expense in future periods relating to these actions.

As of December 31, 2009, the Company’s remaining liability for severance related benefits was as follows:

(in thousands)
Accrued severance benefits at June 30, 2009	$426
Payments charged against the accrual	(370)
Impact of changes in foreign currency exchange rates	1
Accrued severance benefits at December 31, 2009	$57

Note 11 – Subsequent Events

On January 27, 2010, the Company filed a universal shelf registration statement with the Securities and Exchange Commission that, once effective, will allow it to offer and sell up to $100,000,000 of common stock, preferred stock, debt securities, warrants, depository shares, stock purchase contracts and stock purchase units.  These securities may be offered and sold by the Company in one or more offerings.

For purposes of assessing whether there were any subsequent events warranting disclosure, the Company evaluated events occurring between December 31, 2009 and February 8, 2010.

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

For the first six months of fiscal year 2010, our revenue increased to $76.7 million from $69.8 million in the same period of fiscal year 2009. This revenue increase was primarily attributable to revenue increases in our Banking Solutions segment, our European operations and the revenue contribution from PayMode.  These increases were offset in part by a decrease of $1.3 million due to declining foreign exchange rates primarily associated with the British Pound Sterling, which depreciated against the US Dollar compared to the same period in the prior fiscal year.

We had net income of $1.9 million in the six months ended December 31, 2009 compared to a net loss of $6.7 million in the same period of fiscal year 2009. The increase in net income was due largely to improved gross margins and a reduction in operating expenses.  The decreases in our cost of revenue and operating expense categories were due largely to cost savings related to our fourth quarter fiscal 2009 headcount reduction and a decrease in foreign exchange rates of approximately $0.6 million associated with the British Pound Sterling.

In the first six months of fiscal 2010, we derived approximately 46% of our revenue from customers located outside of North America, principally in the UK and Australia.  We expect future revenue growth to be driven by the revenue contribution from PayMode, increased purchases of our products by new and existing bank and financial institution customers in both North America and international markets and increased sales of our payments and transactional documents products.

While we continue to grow our business, the overall economic environment has remained challenging. While we have not experienced any significant decline in our expected volume of customer orders we are observing that, in some cases, closing new business is taking somewhat longer and, in some cases, customer buying decisions are being postponed. Our customers operate in many different industries, a diversification that we believe helps us in this economic climate. Additionally, we believe that our recurring and subscription revenue base helps position us defensively against any short term economic downturn. While we believe that we continue to compete favorably in all of the markets we serve, ongoing or worsening economic stresses could impact our business more significantly in the future.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2009 related to stock-based compensation, revenue recognition, the valuation of goodwill and intangible assets and the valuation of acquired deferred revenue. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 11, 2009. There have been no changes to our critical accounting policies during the three months ended December 31, 2009.

Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance on two issues related to revenue recognition.

The first issue, Revenue Arrangements with Multiple Deliverables, applies to multiple-deliverable revenue arrangements and provides for two significant changes to existing multiple-element revenue recognition guidance. The first change relates to the determination of when individual deliverables within an arrangement should be treated as separate units of accounting. Broadly, a deliverable should be treated as a separate unit of accounting when it has value to the customer on a standalone basis and when delivery or performance of any undelivered items is considered to be probable and substantially within the control of the vendor. The second change relates to the manner in which arrangement consideration should be allocated to any separately identified deliverables. The issue requires that the allocation of revenue among deliverables be based on vendor specific objective evidence or third-party evidence of selling price and, to the extent that neither of these levels of evidence exist, that the allocation be based on the vendor’s best estimate of selling price for each deliverable.  Use of the residual method of allocating revenue to arrangement deliverables is prohibited unless the revenue transaction is specifically governed by software revenue recognition literature.  Financial statement disclosure requirements have also been significantly expanded.

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

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

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

Our operating segments are organized principally by the type of product or service offered and by geography.  Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions.  The following table represents our revenues by segment:

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$23,809	59.4	$22,955	66.9	$854	3.7
Banking Solutions	7,595	18.9	5,433	15.8	2,162	39.8
Outsourced Solutions	8,718	21.7	5,946	17.3	2,772	46.6
	$40,122	100.0	$34,334	100.0	$5,788	16.9

Payments and Transactional Documents. The revenue increase for the three months ended December 31, 2009 was primarily attributable to an increase in maintenance revenues from our US and European payments and document automation products and an increase of $0.3 million as a result of an increase in foreign exchange rates associated with the British Pound Sterling and European Euro.  We expect revenue for the Payments and Transactional Documents segment to increase during the remainder of fiscal 2010 as a result of increased sales of our payment and document automation solutions.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the same period in the prior fiscal year due to an increase in professional services revenue associated with large ongoing projects. We expect revenues for the Banking Solutions segment to increase during the remainder of the fiscal year as a result of the contribution of revenue from ongoing projects and from additional purchases by new and existing bank and financial institution customers in both North America and international markets.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased as compared to the same period in the prior fiscal year due primarily to the revenue contribution from PayMode. We expect revenue for the Outsourced Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from PayMode.

Revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$3,787	9.4	$3,597	10.5	$190	5.3
Subscriptions and transactions	10,469	26.1	7,744	22.5	2,725	35.2
Service and maintenance	23,775	59.3	20,527	59.8	3,248	15.8
Equipment and supplies	2,091	5.2	2,466	7.2	(375)	(15.2)
Total revenues	$40,122	100.0	$34,334	100.0	$5,788	16.9

Software Licenses. The increase in software license revenues was due to an increase in revenue from certain of our US and European payment products, offset in part by decreases in software license revenue from certain of our US document process automation products.  We expect software license revenues to increase during the remainder of fiscal year 2010, principally as a result of increased software license revenue from our domestic and international Payments and Transactional Documents products and from software license revenues within our Banking Solutions segment.

 Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from PayMode.  We expect subscription and transaction revenues to increase during the remainder of the fiscal year as a result of the revenue contribution from PayMode.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues associated with several large banking projects, increased professional service revenues in Europe, increases in software maintenance revenues in the US and Europe and an increase of $0.2 million as a result of an increase in foreign exchange rates associated with the British Pound Sterling and European Euro.  We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of new and existing projects within our Banking Solutions segment and as a result of additional revenues from our domestic and international payments and documents products.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease in revenues from our US and European paper supplies and printing equipment products. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of 2010.

Cost of revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$321	0.8	$207	0.6	$114	55.1
Subscriptions and transactions	5,160	12.9	3,792	11.1	1,368	36.1
Service and maintenance	10,405	25.9	9,513	27.7	892	9.4
Equipment and supplies	1,590	4.0	1,824	5.3	(234)	(12.8)
Total cost of revenues	$17,476	43.6	$15,336	44.7	$2,140	14.0
Gross profit	$22,646	56.4	$18,998	55.3	$3,648	19.2

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased slightly to 8% of software license revenues in the three months ended December 31, 2009 as compared to 6% for the three months ended December 31, 2008. The increase was related to higher costs of third party software that we license alongside our solutions during the three months ended December 31, 2009.  We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs remained consistent at 49% of subscription and transaction revenues in the three months ended December 31, 2009 and 2008.  The increase in subscription and transaction costs in dollar terms was due principally to in the costs associated with our PayMode product offering. We expect that subscription and transaction costs will increase as a percentage of subscription and transaction revenue during the remainder of the fiscal year due to continued investment in PayMode.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased as a percentage of service and maintenance revenues to 44% in the three months ended December 31, 2009 as compared to 46% in the three months ended December 31, 2008. The decrease in service and maintenance costs as a percentage of service and maintenance revenues was due to improved gross margins for professional services in our Banking Solutions segment and due to the impact of cost reduction measures implemented in our prior fiscal year.  We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs remained relatively consistent at 76% of equipment and supplies revenues in the three months ended December 31, 2009 as compared to 74% for the three months ended December 31, 2008.  We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$8,825	22.0	$8,150	23.7	$675	8.3
Product development and engineering	4,753	11.8	5,238	15.3	(485)	(9.3)
General and administrative	4,248	10.6	4,619	13.5	(371)	(8.0)
Amortization of intangible assets	3,361	8.4	3,948	11.5	(587)	(14.9)
Total operating expenses	$21,187	52.8	$21,955	64.0	$(768)	(3.5)

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 as a result of an increase in headcount related costs due to our acquisition of PayMode, an increase of $0.1 million as a result of an increase in foreign exchange rates associated with the British Pound Sterling and European Euro, and an increase in advertising and product promotion costs.  We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new products, including PayMode.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands, as well as development of our newer accounts payable automation products. The decrease in product development and engineering expenses in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 was primarily attributable to a decrease in the use of contract employees and an increase in the use of development resources in revenue generating roles during the period, the cost of which is recorded as cost of sales.  These decreases were offset in part by increases related to our PayMode development and enhancement efforts.  We expect that product development and engineering expenses will increase during the remainder of the fiscal year as we devote more resources to the enhancement of the PayMode product.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 due principally to cost reduction initiatives implemented in our prior fiscal year, including a reduction in compensation expense as a result of the departure of our Chief Operating Officer in fiscal 2009.  We expect that general and administrative expenses will increase slightly during the remainder of the fiscal year.

         Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008 occurred as expense from intangible assets arising in prior acquisitions decreased as those assets aged, offset in part by an increase in amortization expense from intangible assets arising through our acquisition of PayMode. We expect that total amortization expense for fiscal 2010 will approximate $13.3 million.

Other Income, Net

	Three Months Ended December 31,		Increase (Decrease) Between Periods
	2009	2008	2009 Compared to 2008
	(in thousands)%
Interest income	$50	$189	$(139)	(73.5)
Interest expense	(17)	(3)	(14)	(466.7)
Other (expense) income, net	(126)	429	(555)	(129.4)
Other (expense) income, net	$(93)	$615	$(708)	(115.1)

Other (Expense) Income, Net.  In the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, interest income decreased as a result of declining marketplace yields associated with our cash and short-term investment accounts.  Interest expense remained insignificant during the three months ended December 31, 2009 and 2008.  Other (expense) income, net decreased as a result of realized foreign exchange losses. We expect that the individual components of other income and expense will continue to represent minor components of our overall operations during the remainder of fiscal 2010.

Provision for Income Taxes. We recorded income tax expense of $0.7 million and $0.5 million for the three months ended December 31, 2009 and 2008, respectively.  The income tax expense recorded for the quarter ended December 31, 2009 was due to tax expense associated with our UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.  The income tax expense recorded for the quarter ended December 31, 2008 was due to tax expense associated with our UK, German and Australian operations and due to income tax in the US.  The US income tax expense was principally due an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

Six Months Ended December 31, 2009 Compared to the Six Months Ended December 31, 2008

Revenues by segment

We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions.  The following table represents our revenues by segment:

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Payments and Transactional Documents	$46,576	60.7	$46,331	66.3	$245	0.5
Banking Solutions	14,703	19.2	11,106	15.9	3,597	32.4
Outsourced Solutions	15,399	20.1	12,403	17.8	2,996	24.2
	$76,678	100.0	$69,840	100.0	$6,838	9.8

Payments and Transactional Documents. The slight revenue increase for the six months ended December 31, 2009 was primarily attributable to increases in maintenance and services revenue from certain of our European payment and document automation products, offset in part by a decrease in equipment and supplies, software license and services revenues from certain of our US document automation products and a decrease of approximately $1.1 million as a result of declining foreign exchange rates associated with the British Pound Sterling.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the same period in the prior fiscal year due to an increase in professional services revenue associated with several large ongoing banking projects.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased as compared to the same period in the prior fiscal year due to the revenue contribution from PayMode, offset in part by a decrease in foreign currency exchange rates associated with the British Pound Sterling of $0.2 million.

Revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$6,750	8.8	$7,203	10.3	$(453)	(6.3)
Subscriptions and transactions	18,750	24.4	15,973	22.9	2,777	17.4
Service and maintenance	46,910	61.2	41,676	59.7	5,234	12.6
Equipment and supplies	4,268	5.6	4,988	7.1	(720)	(14.4)
Total revenues	$76,678	100.0	$69,840	100.0	$6,838	9.8

Software Licenses. The decrease in software license revenues was due to a decrease in revenue from certain of our US document automation products, a decrease in software license revenues within our Banking Solutions segment, and a decrease in foreign currency exchange rates associated with the British Pound Sterling of approximately $0.2 million.  These decreases were offset in part by increases in software license revenue from our US and European payments and outsourced solutions products.

Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from PayMode, offset in part by a decrease of $0.3 million as a result of declining foreign exchange rates associated with the British Pound Sterling.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues associated with several large banking projects, increased professional service revenues in Europe and increases in software maintenance revenues in the US and Europe. These increases were offset in part by lower document automation services revenue in the US and a decrease of approximately $0.7 million as a result of declining foreign exchange rates associated with the British Pound Sterling.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease in revenues from our US and European paper supplies and printing equipment as well as a decrease of approximately $0.2 million as a result of decreasing foreign exchange rates associated with the British Pound Sterling.

Cost of revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$540	0.7	$407	0.6	$133	32.7
Subscriptions and transactions	9,038	11.8	7,991	11.4	1,047	13.1
Service and maintenance	20,125	26.2	19,303	27.6	822	4.3
Equipment and supplies	3,211	4.2	3,679	5.3	(468)	(12.7)
Total cost of revenues	$32,914	42.9	$31,380	44.9	$1,534	4.9
Gross profit	$43,764	57.1	$38,460	55.1	$5,304	13.8

Software Licenses. Software license costs increased slightly to 8% of software license revenues in the six months ended December 31, 2009 as compared to 6% for the six months ended December 31, 2008.  The increase was due to costs associated with third-party software that we sell alongside our solutions.

Subscriptions and Transactions. Subscriptions and transactions remained relatively consistent at 48% of subscription and transaction revenues in the six months ended December 31, 2009 as compared to 50% in the six months ended December 31, 2008.  The improvement in gross margin was due principally to cost reductions in our UK invoice receipt solution.  The increase in subscription and transaction costs in dollar terms was due principally to the costs associated with our Paymode product offering.

Service and Maintenance. Service and maintenance costs decreased as a percentage of service and maintenance revenues to 43% in the six months ended December 31, 2009 as compared to 46% in the six months ended December 31, 2008. The decrease in service and maintenance costs as a percentage of service and maintenance revenues was as a result of improved professional services margins in our Banking Solutions segment and due to the impact of cost reduction measures implemented in our prior fiscal year.

Equipment and Supplies. Equipment and supplies costs remained relatively consistent at 75% of equipment and supplies revenues in the six months ended December 31, 2009 as compared to 74% of equipment and supplies revenues in the six months ended December 31, 2008.

Operating Expenses

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2009 Compared to 2008
	2009		2008
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$16,708	21.8	$16,788	24.0	$(80)	(0.5)
Product development and engineering	8,843	11.6	10,660	15.3	(1,817)	(17.1)
General and administrative	8,538	11.1	9,792	14.0	(1,254)	(12.8)
Amortization of intangible assets	6,667	8.7	8,384	12.0	(1,717)	(20.5)
Total operating expenses	$40,756	53.2	$45,624	65.3	$(4,868)	(10.7)

Sales and Marketing. Sales and marketing expenses decreased slightly in the six months ended December 31, 2009 as compared to the six months ended December 31, 2008 due to a decrease of approximately $0.3 million as a result of declining foreign exchange rates associated with the British Pound Sterling, a reduction in employee recruiting costs and a reduction in trade show costs. These decreases were offset in part by an increase in headcount related costs associated with PayMode.

Product Development and Engineering. The decrease in product development and engineering expenses was primarily attributable to a reduction in the use of contract employees and a reduction in headcount related costs, offset in part by increased costs associated with our ongoing product enhancements related to PayMode.

General and Administrative. The decrease in general and administrative expenses was principally attributable to a decrease in the use of contract employees and travel costs as a result of overall cost reduction efforts, a decrease in compensation expense as a result of the departure of our Chief Operating Officer in our prior fiscal year and a decrease in bad debt expense.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the six months ended December 31, 2009 as compared to the six months ended December 31, 2008 occurred as expense from intangible assets arising in prior acquisitions decreased as those assets aged, offset in part by an increase in amortization expense from intangible assets arising through our acquisition of PayMode. We expect that total amortization expense for fiscal 2010 will approximate $13.3 million.

Other Income, Net

	Six Months Ended December 31,		Increase (Decrease) Between Periods
	2009	2008	2009 Compared to 2008
	(in thousands)%
Interest income	$109	$454	$(345)	(76.0)
Interest expense	(25)	(27)	2	7.4
Other income, net	44	336	(292)	(86.9)
Other income, net	$128	$763	$(635)	(83.2)

Other Income, Net.  For the six months ended December 31, 2009 as compared to the six months ended December 31, 2008, interest income decreased as a result of declining marketplace yields associated with our cash and short-term investment accounts.  Other income, net decreased as a result of declining foreign exchange gains associated with the British Pound Sterling and the European Euro.

Provision for Income Taxes.  We recorded income tax expense of $1.3 million and $0.3 million for the six months ended December 31, 2009 and 2008, respectively.  The income tax expense for the six months ended December 31, 2009 was due to tax expense associated with our UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.  The income tax expense for the six months ended December 31, 2008 was net of approximately $0.4 million of one-time, non-recurring tax benefits arising from a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations, from the enactment of legislation during fiscal year 2009 that allowed us to claim a tax refund for a portion of our unused research and development credit carryforwards in the US, and from a decrease in our German tax rate as a result of a restructuring of our German operations.  Our net income tax expense also reflected expense associated with our German, French, and Australian operations, as well as income tax expense in the US.

Liquidity and Capital Resources

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	Six Months Ended December 31,
	2009	2008
	(in thousands)
Cash provided by operating activities	$14,631	$10,434

	December 31,	June 30,
	2009	2009
	(in thousands)
Cash, cash equivalents and marketable securities	$55,000	$50,303
Working capital	39,608	30,678

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

During the fiscal year, we completed the acquisition of PayMode for $17.0 million in cash, plus the issuance of warrants for 1,000,000 shares of our common stock.  The warrants have an exercise price of $8.50 per share and a 10 year contractual life.  We also may undertake additional business or asset acquisitions or divestitures.

A portion of our cash balances are held by our foreign subsidiaries and are denominated in currencies other than US Dollars.  Accordingly, declines in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar could have a negative effect on our overall cash balances upon translation to US dollars.  However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we have recently experienced, are adequate to meet our liquidity and working capital requirements for the foreseeable future.

On January 27, 2010, we filed a universal shelf registration statement with the Securities and Exchange Commission that, once effective, will allow us to offer and sell up to $100,000,000 of common stock, preferred stock, debt securities, warrants, depository shares, stock purchase contracts and stock purchase units.  These securities may be offered and sold by us in one or more offerings.

Operating Activities

	Six Months Ended December 31,
	2009	2008
	(in thousands)
Net income (loss)	$1,876	$(6,718)
Non-cash adjustments	13,076	14,411
Changes in working capital	(321)	2,741
Net cash provided by operating activities	$14,631	$10,434

Net cash provided by operating activities for the six months ended December 31, 2009 was primarily due to our net income, adjusted by favorable non-cash adjustments and an increase in deferred revenue. Non-cash adjustments are principally transactions that result in the recognition of financial statement expense but not a corresponding cash disbursement, such as stock compensation expense, amortization of intangible assets and depreciation of property and equipment.  Net cash provided by operating activities for the six months ended December 31, 2008 was due to our net loss, affected by favorable non-cash adjustments and an increase in deferred revenue, offset by decreases in our accounts payable and accrued expenses and an increase in accounts receivable.

Investing Activities

	Six Months Ended December 31,
	2009	2008
	(in thousands)
Acquisition of business	$(17,000)	$	---
Purchases of held-to-maturity securities	(50)		(53)
Proceeds from sales of held-to-maturity securities	50		53
Purchases of property and equipment	(2,528)		(2,060)
Net cash used in investing activities	$(19,528)		$(2,060)

In the six months ended December 31, 2009, cash was used to fund the acquisition of PayMode and, to a lesser extent, to acquire property and equipment.  In the six months ended December 31, 2008, cash was used to acquire property and equipment.

Financing Activities

	Six Months Ended December 31,
	2009	2008
	(in thousands)
Proceeds from employee stock purchase plan and exercise of stock options	$9,560	$961
Repurchase of common stock	(23)	(2,603)
Excess tax benefits associated with stock compensation	130	10
Payment of bank financing fees	(13)	(20)
Capital lease payments	(56)	(65)
Net cash provided by (used in) financing activities	$9,598	$(1,717)

Net cash provided by financing activities for the six months ended December 31, 2009 was primarily the result of proceeds received from the exercise of stock options and the purchase of our stock by participants in our employee stock purchase plan.  Net cash used in financing activities for the six months ended December 31, 2008 was primarily the result of repurchases of our common stock, offset in part by proceeds received from the exercise of stock options and the purchase of our stock by participants in our employee stock purchase plan.

Off-Balance Sheet Arrangements

During the six months ended December 31, 2009, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of December 31, 2009:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$14,528	$1,940	$8,926	$2,576	$1,086
Capital lease obligations	190	59	131	----	----
Other contractual obligations	1,056	256	800	----	----
Total	$15,774	$2,255	$9,857	$2,576	$1,086

*Payment due dates are calculated from our most recent fiscal year end of June 30, 2009.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above.   Also excluded from the table is our estimate of unrecognized tax benefits as of December 31, 2009 in the amount of $1.0 million.  These amounts have been excluded because as of December 31, 2009 we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 25, 2009, the plaintiffs in the initial public offering securities class action litigation against Bottomline and our subsidiary Optio Software, which is described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, or our Annual Report, filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. A settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 25, 2009.  Various notices of appeal of the Court’s order have been filed.  For additional information regarding this litigation, please refer to our Annual Report.

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

Ongoing financial market volatility and adverse changes in the domestic and global economic environment could have a significant adverse impact on our business, financial condition and operating results

Our business and operating results could be significantly impacted by general economic conditions. Since Fall 2008, the US and global economies have experienced an unprecedented series of events due to the effects of the credit market crisis, slowing global economic activity, a decrease in consumer and business confidence and severe liquidity concerns. A prolonged economic downturn could result in a variety of risks to our business, including:

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

During the six months ended December 31, 2009, as compared to the six months ended December 31, 2008, we experienced a decline in the foreign currency exchange rates associated with the British Pound Sterling which negatively impacted our overall revenue growth. Additionally, during fiscal 2009 we experienced a higher than anticipated level of volatility in our common stock price which we believe was a result of the general financial market turmoil rather than the result of anything specific to our business. We have observed that, in some cases, closing new business is taking somewhat longer and, in some cases, customer buying decisions are being postponed. To the extent that the current economic downturn worsens or persists, or any of the above risks occur, our business and operating results could be significantly and adversely affected.

Our common stock has experienced and may continue to undergo extreme market price and volume fluctuations

The NASDAQ Global Market often experiences extreme price and volume fluctuations. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced and may continue to undergo extreme fluctuations due to a variety of factors, including:

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in Europe and Australia. In the six months ended December 31, 2009, approximately 46% of our revenues and 33% of our operating expenses, respectively, were attributable to customers or operations located outside of North America. During fiscal 2009, the foreign currency exchange rates of the British Pound, European Euro and Australian Dollar to the US Dollar declined significantly, and we anticipate that foreign currency exchange rates may continue to fluctuate in the near term. As we experienced in fiscal 2009, continued appreciation of the US Dollar against these foreign currencies will have the impact of reducing both our revenues and operating expenses.

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At December 31, 2009, the carrying value of our goodwill and our other intangible assets was approximately $67.0 million and $37.0 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2009 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets, or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we experienced slowing growth rates with certain of our licensed software products. In the six months ended December 31, 2009 as compared to the six months ended December 31, 2008, we experienced a decline in the foreign currency exchange rates applicable to our European based revenues which negatively impacted our overall revenue growth. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our subscription and transaction, service and maintenance and equipment and supplies revenue streams. In the six months ended December 31, 2009, we experienced a decrease in our overall software license revenues. If software license revenues were to significantly decline in any future period, or if the mix of our products and services in any given period did not match our expectations, our results of operations and the market price of our common stock could be significantly adversely affected.

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

A growing number of our customer arrangements involve selling our products and services on a hosted basis, which may have the effect of delaying revenue recognition and increasing development or start-up expenses

An increasing number of our customer arrangements involve offering certain of our products and services on a hosted basis.  As an example, PayMode, which we acquired in September 2009, is a hosted offering.  Hosted arrangements typically include a contractually defined service period as well as performance criteria that our products or services are required to meet over the duration of the service period. Arrangements entered into on a hosted basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. We are continuing to make investments in our hosted offerings, such as PayMode and our related accounts payable automation products, and there can be no assurance that these products will ultimately gain broad market acceptance.  Additionally, there is a risk that we might be unable to consistently maintain the performance requirements or service levels called for under any such arrangements. Such events, to the extent occurring, could have a material and adverse effect on our operating results.

A growing portion of our revenue is derived from subscription and transaction based revenue arrangements

A growing portion of our revenue is being derived from subscription and transaction based arrangements. We believe that these arrangements have several advantages over perpetual license arrangements, including better predictability of revenue. However, there are also certain risks inherent with these transactions. For example, there is a risk that customers may elect not to renew these arrangements upon expiry or that they may aggressively attempt to renegotiate pricing or other significant contractual terms, either at or prior to the point of renewal, based on economic conditions that exist at that time. Further, in respect of our hosted product offerings, customers often negotiate contractual termination rights in the event of a contractual breach by us which, to the extent occurring, might permit the customer to exit the contract prior to the end of its term, generally without additional compensation to us. Our future revenue and overall growth rates depend significantly upon ongoing customer retention. To the extent we were unable to achieve desired customer retention rates, or in the event we were unable to retain customers on favorable economic terms, our business, operating results and financial condition could be adversely affected.

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

Catastrophic events may disrupt our business

We are a highly automated business and we rely on our network infrastructure, various software applications and many internal technology systems and data networks for our customer support, development, sales and marketing and accounting and finance functions. Further, our hosted offerings rely on certain of these systems from the perspective of the ongoing provision of services to our customers and potential customers.  A disruption or failure of these systems in the event of a natural disaster, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data.  Such an event could also prevent us from fulfilling our customer orders or maintaining certain service level requirements, particularly in respect of our hosted offerings.  While we have developed certain disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, a catastrophic event that resulted in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
October 1, 2009 — October 31, 2009	----	----	----	$4,401,000
November 1, 2009 — November 30, 2009	----	----	----	$4,401,000
December 1, 2009 — December 31, 2009	----	----	----	$4,401,000
Total	----	----	----	$4,401,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Stockholders on November 19, 2009.  The following matters were voted upon at the Annual Meeting.

1.
Election of Directors.  Holders of 18,274,344 shares of our common stock voted to elect Michael J. Curran to serve for a term of three years as a Class II Director.  Holders of 5,712,847 shares of our common stock withheld votes from such director.  Holders of 23,520,679 shares of our common stock voted to elect Joseph L. Mullen to serve for a term of three years as a Class II Director.  Holders of 466,512 shares of our common stock withheld votes from such director.  Holders of 17,730,815 shares of our common stock voted to elect James W. Zilinski to serve for a term of three years as a Class II Director.  Holders of 6,256,376 shares of our common stock withheld votes from such director.

2.
Approval of the Company’s 2009 Stock Incentive Plan.  Holders of 16,184,583 shares of our common stock voted to approve the 2009 Stock Incentive Plan.  Holders of 5,678,718 shares of our common stock voted against approving the plan, holders of 47,823 shares abstained from voting, and 2,076,067 shares were broker non-votes.

3.
Ratification of Independent Registered Public Accounting Firm.  Holders of 23,908,263 shares of our common stock voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year.  Holders of 64,568 shares of our common stock voted against ratifying such appointment, holders of 14,360 shares abstained from voting, and no shares were broker non-votes.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 8, 2010	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Executive Officer Bonus Plan for 2010 with respect to Robert A. Eberle

10.2	2009 Stock Incentive Plan (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on November 25, 2009 (File No. 000-25259)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer