Form 10-Q
period 2010-05-07
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2010-05-07
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2010 was 27,295,937.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$58,229	$50,255
Marketable securities	55	48
Accounts receivable, net of allowance for doubtful accounts of $498 at March 31, 2010 and $645 at June 30, 2009	24,935	23,118
Other current assets	9,491	5,531
Total current assets	92,710	78,952
Property and equipment, net	14,527	10,106
Goodwill	64,852	64,569
Intangible assets, net	34,641	25,020
Other assets	2,146	4,504
Total assets	$208,876	$183,151
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,306	$5,955
Accrued expenses	7,527	9,290
Deferred revenue	36,452	33,029
Total current liabilities	50,285	48,274
Deferred revenue, non-current	5,563	10,213
Deferred income taxes	2,400	2,263
Other liabilities	1,973	1,852
Total liabilities	60,221	62,602

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	----	----
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—27,974 at March 31, 2010, and 26,516 at June 30, 2009; outstanding shares—25,923 at March 31, 2010, and 24,311 at June 30, 2009	28	27
Additional paid-in capital	314,817	287,082
Accumulated other comprehensive loss	(9,079)	(4,920)
Treasury stock: 2,051 shares at March 31, 2010, and 2,205 shares at June 30, 2009, at cost	(22,657)	(24,360)
Accumulated deficit	(134,454)	(137,280)
Total stockholders’ equity	148,655	120,549
Total liabilities and stockholders’ equity	$208,876	$183,151

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Software licenses	$3,657	$3,237
Subscriptions and transactions	10,794	7,495
Service and maintenance	23,043	20,599
Equipment and supplies	2,326	1,960
Total revenues	39,820	33,291
Cost of revenues:
Software licenses	253	189
Subscriptions and transactions (1)	5,598	3,650
Service and maintenance (1)	9,921	9,151
Equipment and supplies	1,779	1,423
Total cost of revenues	17,551	14,413
Gross profit	22,269	18,878
Operating expenses:
Sales and marketing (1)	8,649	7,449
Product development and engineering (1)	4,959	4,742
General and administrative (1)	3,795	4,344
Amortization of intangible assets	3,282	3,589
Total operating expenses	20,685	20,124
Income (loss) from operations	1,584	(1,246)
Other income (expense), net	45	(53)
Income (loss) before income taxes	1,629	(1,299)
Provision for income taxes	679	671
Net income (loss)	$950	$(1,970)
Basic net income (loss) per share attributable to common stockholders:	$0.04	$(0.08)
Diluted net income (loss) per share attributable to common stockholders:	$0.03	$(0.08)
Shares used in computing basic net income (loss) per share attributable to common stockholders:	25,664	24,047
Shares used in computing diluted net income (loss) per share attributable to common stockholders:	27,440	24,047

(1)	Stock based compensation is allocated as follows:

	Three Months Ended March 31,
	2010	2009
Cost of revenues: subscriptions and transactions	$70	$43
Cost of revenues: service and maintenance	434	233
Sales and marketing	837	528
Product development and engineering	296	165
General and administrative	724	916

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Nine Months Ended March 31,
	2010	2009
Revenues:
Software licenses	$10,408	$10,440
Subscriptions and transactions	29,543	23,468
Service and maintenance	69,953	62,275
Equipment and supplies	6,594	6,948
Total revenues	116,498	103,131
Cost of revenues:
Software licenses	792	596
Subscriptions and transactions (1)	14,636	11,642
Service and maintenance (1)	30,047	28,454
Equipment and supplies	4,991	5,101
Total cost of revenues	50,466	45,793
Gross profit	66,032	57,338
Operating expenses:
Sales and marketing (1)	25,356	24,236
Product development and engineering (1)	13,802	15,402
General and administrative (1)	12,334	14,136
Amortization of intangible assets	9,949	11,973
Total operating expenses	61,441	65,747
Income (loss) from operations	4,591	(8,409)
Other income, net	173	709
Income (loss) before income taxes	4,764	(7,700)
Provision for income taxes	1,938	988
Net income (loss)	$2,826	$(8,688)
Basic net income (loss) per share attributable to common stockholders:	$0.11	$(0.36)
Diluted net income (loss) per share attributable to common stockholders:	$0.11	$(0.36)
Shares used in computing basic net income (loss) per share attributable to common stockholders:	25,052	23,988
Shares used in computing diluted net income (loss) per share attributable to common stockholders:	26,061	23,988

(1)	Stock based compensation is allocated as follows:

	Nine Months Ended March 31,
	2010	2009
Cost of revenues: subscriptions and transactions	$184	$174
Cost of revenues: service and maintenance	1,183	622
Sales and marketing	2,324	1,872
Product development and engineering	828	564
General and administrative	2,150	3,066

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$2,826	$(8,688)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	9,949	11,973
Stock compensation expense	6,669	6,298
Depreciation and amortization of property and equipment	3,364	2,950
Deferred income tax provision	462	196
Provision for allowances on accounts receivable	(99)	(6)
Provision for obsolete inventory	2	12
Excess tax benefits associated with stock compensation	(162)	(12)
(Gain) loss on foreign exchange	(78)	246
Loss on disposal of equipment	4	13
Changes in operating assets and liabilities:
Accounts receivable	(2,420)	2,418
Inventory, prepaid expenses and other assets	(676)	(1,759)
Accounts payable, accrued expenses and other liabilities	(1,150)	(5,100)
Deferred revenue	(552)	9,291
Net cash provided by operating activities	18,139	17,832
Investing activities:
Acquisition of assets and businesses	(17,817)	---
Purchases of held-to-maturity securities	(50)	(53)
Proceeds from sales of held-to-maturity securities	50	53
Purchases of property and equipment	(3,064)	(2,477)
Net cash used in investing activities	(20,881)	(2,477)
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	12,278	1,327
Repurchase of common stock	(23)	(3,068)
Excess tax benefits associated with stock compensation	162	12
Capital lease payments	(84)	(97)
Payment of long-term financing obligation	---	(89)
Payment of bank financing fees	(13)	(20)
Net cash provided by (used in) financing activities	12,320	(1,935)
Effect of exchange rate changes on cash and cash equivalents	(1,604)	(7,779)
Increase in cash and cash equivalents	7,974	5,641
Cash and cash equivalents at beginning of period	50,255	35,316
Cash and cash equivalents at end of period	$58,229	$40,957

Supplemental disclosure of cash flow information:
Issuance of warrants in connection with acquisition of business	$10,520	---

See accompanying notes.

Bottomline Technologies (de), Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2010. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 11, 2009.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2—Recent Accounting Pronouncements

Fair Value

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance, Improving Disclosures about Fair Value Measurements, which is aimed at improving disclosures about fair value measurements.  The amended guidance requires the following new disclosures:

•
the amounts of significant transfers between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value hierarchy, and a discussion of the reasons for these transfers

•	a discussion of the reasons for any transfers in or out of Level 3 of the fair value hierarchy
•	the policy used by the company for determining when transfers between levels are recognized
•
the inclusion of a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements)

The guidance became effective for the Company on January 1, 2010, except for the disclosures related to the roll forward activities for Level 3 fair value measurements which will become effective for the Company on July 1, 2011. Other than enhanced disclosures, this guidance will not impact the Company’s financial statements.

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

For nonfinancial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis, the effective date of these standards was delayed until fiscal years beginning after November 15, 2008 (July 1, 2009 for the Company).  The Company’s nonfinancial assets and liabilities that met these deferral criteria included goodwill, intangible assets, and property and equipment.  The adoption of the remaining provisions of these standards on July 1, 2009 did not have an impact on the Company’s financial position or results of operations.

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

At March 31, 2010, assets and liabilities of the Company measured at fair value on a recurring basis included money market funds of $0.4 million.  At June 30, 2009, assets and liabilities of the Company measured at fair value on a recurring basis included money market funds and US Treasury securities funds of $2.6 million and $0.8 million, respectively.  These amounts were reported as a component of the Company’s cash and cash equivalents and were valued based on reference to quoted prices in active markets (Level 1 inputs).

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable.  The Company’s marketable securities are classified as held to maturity and recorded at amortized cost which, at March 31, 2010 and June 30, 2009, approximated fair value.  These investments all mature within one year.  The fair value of the Company’s other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

Note 4 – Business and Asset Acquisitions

Global Commission Payments

On February 24, 2010, the Company acquired certain customer contracts associated with Bank of America’s Global Commission Payments business. The initial consideration paid by the Company was $1.0 million in cash; this cost has been classified as a component of the Company’s customer related intangible assets and is being amortized over an estimated life of seven years.  For acquired contracts that the Company successfully migrates to its PayMode solution, additional consideration is due to Bank of America based on a trailing revenue multiple of the underlying customer. The Company anticipates that additional consideration of up to $5 million may be contingently payable to Bank of America, based on the outcome of customer migration to the Company’s PayMode solution.  The migration exercise is currently targeted for completion in late calendar year 2010; any additional consideration will be recorded by the Company as an increase to the cost of the acquired contracts in the period in which payment to Bank of America becomes probable and the amount of payment is reasonably estimable.

PayMode

On September 14, 2009, the Company completed the purchase of substantially all of the assets and related operations of PayMode from Bank of America (the “Bank”).  PayMode facilitates the electronic exchange of payments and invoices between organizations and their suppliers and is operated as a Software as a Service (SaaS) offering.  At the acquisition date there were in excess of 90,000 vendors participating in the PayMode network.

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

PayMode’s operating results have been included in the Company’s operating results from the date of the acquisition forward as a component of the Outsourced Solutions segment and all of the PayMode goodwill was allocated to this segment.

Upon acquisition, PayMode was integrated into existing business lines of the Company in a manner that makes tracking or reporting earnings specifically attributable to PayMode impracticable.  For the nine months ended March 31, 2010, revenues attributable to PayMode represented less than 5% of the Company’s consolidated revenues.

The Company has finalized its estimates of fair value for property, equipment and intangible assets acquired.  In the allocation of the purchase price set forth below, the Company has recognized approximately $2.7 million of goodwill.  This amount is deductible for US income tax purposes and is arising principally due to the assembled workforce of PayMode and due to expected product synergies arising from the acquisition.  Acquisition costs of approximately $0.5 million were expensed during the nine months ended March 31, 2010, principally as a component of general and administrative expenses.

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

	Pro Forma Three Months Ended March 31,		Pro Forma Nine Months Ended March 31,
	2010	2009	2010	2009
	(unaudited) (in thousands)
Revenues	$39,820	$34,680	$117,701	$107,465
Net income (loss)	$950	$(3,880)	$1,144	$(14,071)
Net income (loss) per basic share attributable to common stockholders	$0.04	$(0.16)	$0.05	$(0.59)
Net income (loss) per diluted share attributable to common stockholders	$0.03	$(0.16)	$0.04	$(0.59)

.
Note 5—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)
Basic:
Net income (loss)	$950	$(1,970)	$2,826	$(8,688)
Less: Net income allocable to participating securities	(1)	---	(73)	---
Net income (loss) allocable to common stockholders – basic	$949	$(1,970)	$2,753	$(8,688)

Basic net income (loss) per share attributable to common stockholders	$0.04	$(0.08)	$0.11	$(0.36)

Shares used in computing basic net income (loss) per share attributable to common stockholders	25,664	24,047	25,052	23,988

Diluted:
Net income (loss)	$950	$(1,970)	$2,826	$(8,688)
Less: Net income allocable to participating securities	(1)	---	(70)	---
Net income (loss) allocable to common stockholders – diluted	$949	$(1,970)	$2,756	$(8,688)

Diluted net income (loss) per share attributable to common stockholders	$0.03	$(0.08)	$0.11	$(0.36)

Shares used in computing diluted net income (loss) per share attributable to common stockholders	27,440	24,047	26,061	23,988

Basic net income per share excludes any dilutive effects of stock options, unvested restricted stock and stock warrants.  Basic earnings per share is computed pursuant to the two-class method.  The two-class method calculates earnings for common stock and participating securities based on their proportionate participation rights in undistributed earnings.  Certain of the Company’s unvested restricted stock awards are considered to be participating securities as they entitle the holder to receive non-forfeitable rights to cash dividends at the same rate as common stock.

Diluted net income per share is calculated using the more dilutive of the treasury stock method (which assumes full exercise of in-the-money stock options and warrants and full vesting of restricted stock) and the two-class method, described above.

At March 31, 2010 and 2009, 75,500 and 4,786,597 shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share, respectively, as their effect on the calculation would have been anti-dilutive.

Note 6—Comprehensive Income or Loss

Comprehensive income or loss represents the Company’s net income (loss) plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$950	$(1,970)	$2,826	$(8,688)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,618)	(1,212)	(4,159)	(20,121)
Comprehensive income (loss)	$(2,668)	$(3,182)	$(1,333)	$(28,809)

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

The Company’s chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition-related expenses, amortization of intangible assets and restructuring related charges. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to the Company’s operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

Segment information for the three and nine months ended March 31, 2010 and 2009 according to the segment descriptions above, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)
Revenues:
Payments and Transactional Documents	$23,832	$21,501	$70,407	$67,832
Banking Solutions	8,101	5,895	22,804	17,001
Outsourced Solutions	7,887	5,895	23,287	18,298
Total revenues	$39,820	$33,291	$116,498	$103,131
Segment measure of profit (loss):
Payments and Transactional Documents	$5,982	$3,902	$16,415	$10,309
Banking Solutions	1,040	(71)	2,666	(2,098)
Outsourced Solutions	132	397	2,584	1,686
Total measure of segment profit	$7,154	$4,228	$21,665	$$9,897

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)
Segment measure of profit	$7,154	$4,228	$21,665	$9,897
Less:
Amortization of intangible assets	(3,282)	(3,589)	(9,949)	(11,973)
Stock compensation expense	(2,361)	(1,885)	(6,669)	(6,298)
Acquisition related expenses	21	-	(508)	(35)
Restructuring expenses	52	-	52	-
Add:
Other (expense) income, net	45	(53)	173	709
Income (loss) before income taxes	$1,629	$(1,299)	$4,764	$(7,700)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$424	$413	$1,213	$1,284
Banking Solutions	165	172	501	524
Outsourced Solutions	611	370	1,650	1,142
Total depreciation expense	$1,200	$955	$3,364	$2,950

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)
Revenues from unaffiliated customers:
United States	$26,408	$21,196	$76,656	$63,603
Europe	12,943	11,775	38,460	38,440
Australia	469	320	1,382	1,088
Total revenues from unaffiliated customers	$39,820	$33,291	$116,498	$103,131

Long-lived assets, which are based on geographical location, were as follows:

	March 31,	June 30,
	2010	2009
	(in thousands)
Long-lived assets, net
United States	$14,214	$12,160
Europe	2,339	2,313
Australia	120	137
Total long-lived assets, net	$16,673	$14,610

Note 8—Income Taxes

The Company recorded income tax expense of $0.7 million for each of the three months ended March 31, 2010 and 2009.  The income tax expense recorded for the quarter ended March 31, 2010 was due to tax expense associated with the Company’s UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.  The income tax expense recorded for the quarter ended March 31, 2009 was due to tax expense associated with the Company’s German, Australian and US operations, offset in part by a tax benefit associated with the Company’s UK operations.  The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes and to the use of deferred tax assets arising through prior business acquisitions.

The Company recorded income tax expense of $1.9 million and $1.0 million for the nine months ended March 31, 2010 and 2009, respectively.  The income tax expense for the nine months ended March 31, 2010 was due to tax expense associated with the Company’s UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.  The income tax expense for the nine months ended March 31, 2009 was net of approximately $0.4 million of non-recurring tax benefits arising from a reduction in the Company’s unrecognized tax benefits upon the expiration of certain statutes of limitations, from the enactment of legislation during fiscal year 2009 that allowed the Company to claim a tax refund for a portion of its unused research and development credit carryforwards in the US, and from a decrease in the Company’s German tax rate as a result of a restructuring of the Company’s German operations.  The Company’s net income tax expense also reflected expense associated with the Company’s German, French, and Australian operations, as well as income tax expense in the US, offset in part by a tax benefit associated with the Company’s UK operations.

The Company currently anticipates that its unrecognized tax benefits will decrease within the next twelve months by approximately $0.2 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

Note 9—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.  Other intangible assets consist of acquired tradenames, backlog and below market lease arrangements.

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$59,379	$(36,000)	$23,379	8.1
Core technology	32,385	(23,620)	8,765	5.4
Patent	953	(296)	657	9.3
Other intangible assets	2,337	(497)	1,840	12.2
Total	$95,054	$(60,413)	$34,641
Unamortized intangible assets:
Goodwill			64,852
Total intangible assets			$99,493

	As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$50,194	$(29,753)	$20,441	3.0
Core technology	28,093	(24,633)	3,460	1.7
Patent	953	(243)	710	10.0
Other intangible assets	1,045	(636)	409	1.8
Total	$80,285	$(55,265)	$25,020
Unamortized intangible assets:
Goodwill			64,569
Total intangible assets			$89,589

Estimated amortization expense for fiscal year 2010 and subsequent fiscal years is as follows:

(in thousands)
2010	$13,239
2011	10,155
2012	5,333
2013	3,780
2014	1,923
2015 and thereafter	10,160

Note 10— Restructuring Costs

During the fourth quarter of fiscal 2009, the Company reduced its workforce by approximately 40 full time positions and announced the departure of its Chief Operating Officer. In connection with these events, the Company incurred expenses of approximately $3.0 million associated with severance related benefits, including stock compensation expense. As of March 31, 2010, all actions related to these events were completed.  A summary rollforward of the severance related liabilities is as follows:

	(in thousands)
Accrued severance benefits at June 30, 2009		$426
Adjustments to the accrual		(52)
Payments charged against the accrual		(375)
Impact of changes in foreign currency exchange rates		1
Accrued severance benefits at March 31, 2010	$	----

Note 11 – Contingencies

In April 2010, the Company received notification from an outside software consortium alleging that the Company may have installed unlicensed versions of certain third-party software on its computers.  The notification requested that the Company undertake an internal review to assess the merits of such claims and this review is in process.  While the outcome of this review is still uncertain, the Company does not believe it will have a material impact on its financial position or operating results.

Note 12 – Subsequent Events

     In April 2010, the Company made an investment of $0.3 million in a privately-held technology company. This investment is being accounted for at cost as the Company does not have the ability to exercise significant influence over the investee. The investment will be measured on an on-going basis for other than temporary impairment with impairment losses, to the extent occurring, recorded as an operating expense in the period incurred.

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

In the management discussion that follows we have highlighted those changes and operating factors that were the primary factors affecting period to period fluctuations.  The remainder of the change in period to period fluctuations from that which is specifically disclosed is arising from various individually insignificant items.

Overview

We provide electronic payment, invoice and document management solutions to corporations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, document management, reporting and document archive. We offer software designed to run on-site at the customer’s location as well as hosted solutions. Historically, our software has been sold predominantly on a perpetual license basis. Today however, a growing portion of our offerings are being sold on a subscription and transaction basis.

Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. We offer Legal eXchange®, a Software as a Service (SaaS) offering that receives, manages and controls legal invoices and the related spend management for insurance companies and other large corporate consumers of outside legal services. Our offerings also include software solutions that banks use to provide web-based payment and reporting capabilities to their corporate customers.

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

In February 2010, we acquired certain customer contracts associated with Bank of America’s Global Commission Payments business.  We intend to migrate these customers to our PayMode solution by late calendar year 2010.

For the first nine months of fiscal year 2010, our revenue increased to $116.5 million from $103.1 million in the same period of fiscal year 2009. This revenue increase was primarily attributable to revenue increases in our Banking Solutions segment ($5.8 million) and our Outsourced Solutions segment ($5.0 million).  The contribution of revenue from our PayMode acquisition accounted for substantially all of the revenue increase in the Outsourced Solutions segment.  These increases were offset in part by a decrease of $0.3 million due to declining foreign exchange rates primarily associated with the British Pound Sterling, which depreciated against the US Dollar compared to the same period in the prior fiscal year.

We had net income of $2.8 million in the nine months ended March 31, 2010 compared to a net loss of $8.7 million in the same period of fiscal year 2009. The increase in net income was due largely to improved gross margins of $8.7 million and a reduction in operating expenses of $4.3 million.  The decreases in our operating expense categories were due largely to cost savings related to our fourth quarter fiscal 2009 headcount reduction, and a decrease of $2.0 million in intangible asset amortization.

In the first nine months of fiscal 2010, we derived approximately 45% of our revenue from customers located outside of North America, principally in the UK and Australia.  We expect future revenue growth to be driven by the revenue contribution from PayMode, increased purchases of our products by new and existing bank and financial institution customers in both North America and international markets and increased sales of our payments and transactional documents products.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2009 related to stock-based compensation, revenue recognition, the valuation of goodwill and intangible assets and the valuation of acquired deferred revenue. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 11, 2009. There have been no changes to our critical accounting policies during the three months ended March 31, 2010.

Recent Accounting Pronouncements

Fair Value

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance, Improving Disclosures about Fair Value Measurements, which is aimed at improving disclosures about fair value measurements.  The amended guidance requires the following new disclosures:

•
the amounts of significant transfers between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value hierarchy, and a discussion of the reasons for these transfers

•	a discussion of the reasons for any transfers in or out of Level 3 of the fair value hierarchy
•	the policy used by the Company for determining when transfers between levels are recognized.
•
the inclusion of a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements)

The guidance became effective for us on January 1, 2010, except for the disclosures related the roll forward activities for Level 3 fair value measurements which will become effective for us on July 1, 2011. Other than enhanced disclosures, this guidance will not impact our financial statements.

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

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Our operating segments are organized principally by the type of product or service offered and by geography.  Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions.  The following tables represent our segment revenues and our segment measure of profit or loss:

	Three Months Ended March 31,
	2010	2009	Increase (Decrease) Between Periods 2010 Compared to 2009
Segment revenue:	(in thousands)		(in thousands)%
Payments and Transactional Documents	$23,832	$21,501	$2,331	10.8
Banking Solutions	8,101	5,895	2,206	37.4
Outsourced Solutions	7,887	5,895	1,992	33.8
	$39,820	$33,291	$6,529	19.6

Segment measure of profit (loss):
Payments and Transactional Documents	$5,982	$3,902	$2,080	53.3
Banking Solutions	1,040	(71)	1,111	1564.8
Outsourced Solutions	132	397	(265)	(66.8)
Total measure of segment profit	$7,154	$4,228	$2,926	69.2
Less:
Amortization of intangible assets	(3,282)	(3,589)	307	8.6
Stock compensation expense	(2,361)	(1,885)	(476)	(25.3)
Acquisition related expenses	21	---	21	---
Restructuring expenses	52	---	52	---
Add:
Other (expense) income, net	45	(53)	98	184.9
Income (loss) before income taxes	$1,629	$(1,299)	$2,928	225.4

Payments and Transactional Documents. The revenue increase for the three months ended March 31, 2010 was primarily attributable to an increase of $1.0 million as a result of an increase in foreign exchange rates associated with the British Pound Sterling and European Euro, an increase of $0.6 million in software license revenues and an increase of $0.5 million in service revenue from our European payments and document automation products.  The segment profit increase of $2.1 million for the three months ended March 31, 2010 was primarily attributable to increases in software license revenues worldwide and services and maintenance revenues in Europe, combined with cost savings realized from our headcount reductions in the fourth quarter of last year.   We expect revenue and profit for the Payments and Transactional Documents segment to increase during the remainder of fiscal 2010 as a result of increased sales of our payment and document automation solutions and improvements in gross margins.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the same period in the prior fiscal year due to an increase in professional services revenue of $1.5 million associated with large ongoing projects and revenue contribution of $1.1 million for an arrangement for which revenue recognition commenced in the quarter. Segment profit increased $1.1 million for the three months ended March 31, 2010 compared to the same period in the prior fiscal year.  The profit increase was due to higher professional services gross margins of $0.9 million associated with large ongoing projects and due to the profit contribution of $0.5 million from a revenue arrangement commencing during the quarter.  We expect revenue and profit for the Banking Solutions segment to increase during the remainder of the fiscal year as a result of the contribution of revenue from ongoing projects and from additional purchases from existing bank and financial institution customers.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased as compared to the same period in the prior fiscal year due primarily to the revenue contribution from PayMode.  Segment profit decreased $0.3 million as compared to the same period in the prior fiscal year due primarily to our continued investment in our PayMode solution, including costs to service the customers, product development costs and sales and marketing costs.  We expect revenue and profit for the Outsourced Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from PayMode and new Legal eXchange customers going live in the fourth quarter.

Revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$3,657	9.2	$3,237	9.7	$420	13.0
Subscriptions and transactions	10,794	27.1	7,495	22.5	3,299	44.0
Service and maintenance	23,043	57.9	20,599	61.9	2,444	11.9
Equipment and supplies	2,326	5.8	1,960	5.9	366	18.7
Total revenues	$39,820	100.0	$33,291	100.0	$6,529	19.6

Software Licenses. The increase in software license revenues was due to an increase in revenue of approximately $0.5 million from our US and European payment products, offset in part by decreases of approximately $0.4 million in software license revenue from our Banking Solutions segment.  We expect software license revenues to increase during the remainder of fiscal year 2010, principally as a result of increased software license revenue from our domestic and international Payments and Transactional Documents products.

 Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from PayMode and the revenue contribution of $1.1 million associated with a subscription based revenue arrangement that commenced in the quarter.  We expect subscription and transaction revenues to increase during the remainder of the fiscal year, primarily as a result of the revenue contribution from PayMode.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues of $1.5 million associated with several large banking projects, increased professional service revenues in Europe of $0.5 million, increases in software maintenance revenues of $0.2 million in Europe and an increase of $0.7 million as a result of an increase in foreign exchange rates associated with the British Pound Sterling and European Euro.  We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of new and existing projects within our Banking Solutions segment and as a result of additional revenues from our domestic and international payments and documents products.

Equipment and Supplies. The increase in equipment and supplies revenues was principally due to an increase in revenue associated with our European equipment sales. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of 2010.

Cost of revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$253	0.6	$189	0.6	$64	33.9
Subscriptions and transactions	5,598	14.1	3,650	11.0	1,948	53.4
Service and maintenance	9,921	24.9	9,151	27.4	770	8.4
Equipment and supplies	1,779	4.5	1,423	4.3	356	25.0
Total cost of revenues	$17,551	44.1	$14,413	43.3	$3,138	21.8
Gross profit	$22,269	55.9	$18,878	56.7	$3,391	18.0

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased slightly to 7% of software license revenues in the three months ended March 31, 2010 as compared to 6% for the three months ended March 31, 2009. The increase was related to higher costs of third party software that we license alongside our solutions during the three months ended March 31, 2010.  We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs increased to 52% of subscription and transaction revenues in the three months ended March 31, 2010 as compared to 49% in the same period of 2009.  The increase in subscription and transaction costs of approximately $1.9 million was due principally to the costs associated with PayMode, which we acquired in September 2009, and the costs associated with a subscription based revenue arrangement that commenced in the quarter. We expect that subscription and transaction costs will remain relatively consistent as a percentage of subscription and transaction revenue during the remainder of the fiscal year due to our continued investment in PayMode.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased slightly to 43% of service and maintenance revenues in the three months ended March 31, 2010 as compared to 44% in the three months ended March 31, 2009. The decrease in service and maintenance costs as a percentage of service and maintenance revenues was due to a more profitable mix of service engagements and a general reduction in costs as a result of our prior year headcount reductions.  We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased to 76% of equipment and supplies revenues in the three months ended March 31, 2010 as compared to 73% for the three months ended March 31, 2009.  The cost increase as a percentage of revenues is primarily related to a higher mix of lower margin transactions.  We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$8,649	21.7	$7,449	22.4	$1,200	16.1
Product development and engineering	4,959	12.5	4,742	14.2	217	4.6
General and administrative	3,795	9.5	4,344	13.0	(549)	(12.6)
Amortization of intangible assets	3,282	8.2	3,589	10.8	(307)	(8.6)
Total operating expenses	$20,685	51.9	$20,124	60.4	$561	2.8

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 as a result of an increase in headcount related costs of $0.9 million due primarily to PayMode, and an increase of $0.3 million as a result of an increase in foreign exchange rates associated with the British Pound Sterling and European Euro.  We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new products, including PayMode.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands, as well as development of our newer accounts payable automation products. The increase in product development and engineering expenses in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily attributable to an increase in costs of $0.7 million related to PayMode development and enhancement initiatives and due to an increase in costs associated with the use of contract resources of $0.1 million, offset by a decrease of $0.5 million associated with the use of development resources in our Payments and Transactional Documents operating segment.  We expect that product development and engineering expenses will increase during the remainder of the fiscal year as we continue to invest in the enhancement of the PayMode solution.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due principally to cost reduction initiatives implemented in our prior fiscal year, including a reduction in headcount related costs of $0.4 million, and a reduction in the use of professional services of $0.1 million.  These decreases were offset in part by an increase in facilities costs related to our acquisition of PayMode.  We expect that general and administrative expenses will increase slightly during the remainder of the fiscal year.

         Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009 occurred as expense from intangible assets arising in prior acquisitions decreased as those assets aged, offset in part by an increase in amortization expense from intangible assets arising through our acquisition of PayMode. We expect that total amortization expense for fiscal 2010 will approximate $13.2 million.

Other Income, Net

	Three Months Ended March 31,		Increase (Decrease) Between Periods
	2010	2009	2010 Compared to 2009
	(in thousands)%
Interest income	$60	$87	$(27)	(31.0)
Interest expense	(14)	(16)	2	12.5
Other expense, net	(1)	(124)	123	99.2
Other (expense) income, net	$45	$(53)	$98	184.9

Other (Expense) Income, Net.  In the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, interest income decreased as a result of declining marketplace yields associated with our cash and short-term investment accounts.  Interest expense remained insignificant during the three months ended March 31, 2010 and 2009.  Other expense, net decreased as a result of realized foreign exchange losses. We expect that the individual components of other income and expense will continue to represent minor components of our overall operations during the remainder of fiscal 2010.

Provision for Income Taxes. We recorded income tax expense of $0.7 million for each of the three months ended March 31, 2010 and 2009.  The income tax expense recorded for the quarter ended March 31, 2010 was due to tax expense associated with our UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.  The income tax expense recorded for the quarter ended March 31, 2009 was due to tax expense associated with our German, Australian and US operations, offset in part by a tax benefit associated with our UK operations.  The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes and the use of deferred tax assets arising through prior business acquisitions.

Nine Months Ended March 31, 2010 Compared to the Nine Months Ended March 31, 2009

Segment Information

We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions.  The following table represents our revenues by segment:

	Nine Months Ended March 31,
	2010	2009	Increase (Decrease) Between Periods 2010 Compared to 2009
Segment revenue:	(in thousands)		(in thousands)%
Payments and Transactional Documents	$70,407	$67,832	$2,575	3.8
Banking Solutions	22,804	17,001	5,803	34.1
Outsourced Solutions	23,287	18,298	4,989	27.3
	$116,498	$103,131	$13,367	13.0

Segment measure of profit (loss):
Payments and Transactional Documents	$16,415	$10,309	$6,106	59.2
Banking Solutions	2,666	(2,098)	4,764	227.1
Outsourced Solutions	2,584	1,686	898	53.3
Total measure of segment profit	$21,665	$$9,897	$11,768	118.9
Less:
Amortization of intangible assets	(9,949)	(11,973)	2,024	16.9
Stock compensation expense	(6,669)	(6,298)	(371)	(5.9)
Acquisition related expenses	(508)	(35)	(473)	(1,351.4)
Restructuring expenses	52	-	52	-
Add:
Other (expense) income, net	173	709	(536)	(75.6)
Income (loss) before income taxes	$4,764	$(7,700)	$12,464	161.9

Payments and Transactional Documents. The revenue increase for the nine months ended March 31, 2010 was primarily attributable to increases in service and maintenance revenue of $2.6 million from our European payment and document automation products.  This increase was offset in part by a decrease of approximately $0.3 million as a result of declining foreign exchange rates associated with the British Pound Sterling.  The segment profit increase of $6.1 million for the nine months ended March 31, 2010 was primarily attributable to increases in service and maintenance revenues and software license revenues in Europe, combined with cost reductions associated with our fourth quarter headcount reductions.  These cost decreases were somewhat offset by increased sales and marketing costs in Europe.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the same period in the prior fiscal year due to an increase of $5.7 million in professional services revenue associated with several large ongoing banking projects and revenue contribution of $1.1 million for an arrangement for which revenue recognition commenced in the quarter, offset in part by a decrease in software license revenue of $0.8 million.  Segment profit increased $4.8 million for the nine months ended March 31, 2010 compared to the same period in the prior fiscal year.  The increase in segment profit was driven principally by the overall increase in revenues within the segment.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased as compared to the same period in the prior fiscal year due principally to the revenue contribution from PayMode.  Segment profit increased $0.9 million as compared to the same period in the prior fiscal year due primarily to cost reduction measures implemented in our prior fiscal year.  Revenue increases from PayMode have been largely offset by increased PayMode costs related to servicing our new customers, ongoing product development and sales and marketing initiatives.

Revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$10,408	8.9	$10,440	10.1	$(32)	(0.3)
Subscriptions and transactions	29,543	25.4	23,468	22.8	6,075	25.9
Service and maintenance	69,953	60.0	62,275	60.4	7,678	12.3
Equipment and supplies	6,594	5.7	6,948	6.7	(354)	(5.1)
Total revenues	$116,498	100.0	$103,131	100.0	$13,367	13.0

Software Licenses. The slight decrease in software license revenues was due to a decrease of $0.7 million in revenue from certain of our US document automation products and a decrease in software license revenues of $0.8 million within our Banking Solutions segment.  These decreases were offset in part by increases in software license revenue from our US and European payments and our Outsourced Solutions products of $1.1 million.

 Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from PayMode and revenue contribution of $1.1 million associated with a subscription based revenue arrangement commencing in the period.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues of $7.9 million associated with several large banking projects, increased professional service revenues of $1.6 million in Europe and increases in software maintenance revenues in the US and Europe. These increases were offset in part by a decrease of $1.0 million in document automation services revenue in the US.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease in revenues from our supplies sales, offset in part by increased equipment sales.

Cost of revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$792	0.7	$596	0.6	$196	32.9
Subscriptions and transactions	14,636	12.5	11,642	11.3	2,994	25.7
Service and maintenance	30,047	25.8	28,454	27.6	1,593	5.6
Equipment and supplies	4,991	4.3	5,101	4.9	(110)	(2.2)
Total cost of revenues	$50,466	43.3	$45,793	44.4	$4,673	10.2
Gross profit	$66,032	56.7	$57,338	55.6	$8,694	15.2

Software Licenses. Software license costs increased to 8% of software license revenues in the nine months ended March 31, 2010 as compared to 6% for the nine months ended March 31, 2009.  The increase in costs as a percentage of revenues was due to additional costs associated with third-party software that we sell alongside our solutions.

Subscriptions and Transactions. Subscriptions and transactions remained consistent at 50% of subscription and transaction revenues in the nine months ended March 31, 2010 and 2009.  The increase in subscription and transaction costs in dollar terms was due principally to the costs associated with our PayMode solution.

Service and Maintenance. Service and maintenance costs decreased as a percentage of service and maintenance revenues to 43% in the nine months ended March 31, 2010 as compared to 46% in the nine months ended March 31, 2009. The decrease in service and maintenance costs as a percentage of service and maintenance revenues was as a result of improved professional services margins in our Banking Solutions segment and due to the impact of cost reduction measures implemented in our prior fiscal year.

Equipment and Supplies. Equipment and supplies costs increased to 76% of equipment and supplies revenues in the nine months ended March 31, 2010 as compared to 73% of equipment and supplies revenues in the nine months ended March 31, 2009.   The increase in costs as a percentage of revenue was due to a higher mix of lower margin transactions.

Operating Expenses

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$25,356	21.8	$24,236	23.5	$1,120	4.6
Product development and engineering	13,802	11.8	15,402	14.9	(1,600)	(10.4)
General and administrative	12,334	10.6	14,136	13.7	(1,802)	(12.7)
Amortization of intangible assets	9,949	8.5	11,973	11.6	(2,024)	(16.9)
Total operating expenses	$61,441	52.7	$65,747	63.7	$(4,306)	(6.5)

Sales and Marketing. Sales and marketing expenses increased in the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009 due to an increase in headcount related costs of $1.2 million, the majority of which is due to the impact of PayMode.  These increases were offset in part by a reduction in employee recruiting costs of $0.2 million.

Product Development and Engineering. The decrease in product development and engineering expenses was primarily attributable to a reduction in the use of development resources in our Payments and Transactional Documents and Banking lines of business of $1.9 million and $0.7 million, respectively.  These decreases were offset by an increase in the use of development resources associated with PayMode in the amount of $1.3 million.

General and Administrative. The decrease in general and administrative expenses was principally attributable to a decrease in headcount related expenses of $1.8 million due primarily to the departure of our Chief Operating Officer in our prior fiscal year and a decrease of approximately $0.2 million in costs related to the use of third party professional services, offset in part by $0.4 million of acquisition related expenses.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009 occurred as expense from intangible assets arising in prior acquisitions decreased as those assets aged, offset in part by an increase in amortization expense from intangible assets arising through our acquisition of PayMode. We expect that total amortization expense for fiscal 2010 will approximate $13.2 million.

Other Income, Net

	Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2010	2009	2010 Compared to 2009
	(in thousands)%
Interest income	$169	$541	$(372)	(68.8)
Interest expense	(40)	(44)	4	9.1
Other income, net	44	212	(168)	(79.2)
Other income, net	$173	$709	$(536)	(75.6)

Other Income, Net.  For the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009, interest income decreased as a result of declining marketplace yields associated with our cash and short-term investment accounts.  Other income, net decreased as a result of declining foreign exchange gains associated with the British Pound Sterling and the European Euro.

Provision for Income Taxes.  We recorded income tax expense of $1.9 million and $1.0 million for the nine months ended March 31, 2010 and 2009, respectively.  The income tax expense for the nine months ended March 31, 2010 was due to tax expense associated with our UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.  The income tax expense for the nine months ended March 31, 2009 was net of approximately $0.4 million of non-recurring tax benefits arising from a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations, from the enactment of legislation during fiscal year 2009 that allowed us to claim a tax refund for a portion of its unused research and development credit carryforwards in the US, and from a decrease in our German tax rate as a result of a restructuring of our German operations.  Our net income tax expense also reflected expense associated with our German, French, and Australian operations, as well as income tax expense in the US, offset in part by a tax benefit associated with our UK operations.

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We have generated positive operating cash flows in each of our last eight completed fiscal years. Other than for insignificant amounts due under capital lease obligations, we have no long-term debt.  Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future.

In addition to our cash on hand, we have an effective shelf registration statement on file with the SEC that permits us to offer and sell up to $100,000,000 of common stock, preferred stock, debt securities, warrants, depository shares, stock purchase contracts and stock purchase units.  These securities may be offered and sold by us in one or more offerings.

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

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	March 31,	June 30,
	2010	2009
	(in thousands)
Cash, cash equivalents and marketable securities	$58,284	$50,303
Long-term debt (capital leases)	$41	$125

	Nine Months Ended March 31,

	(in thousands)
Cash provided by operating activities	$18,139	$17,832

Cash, cash equivalents and marketable securities. At March 31, 2010 our cash and cash equivalents consisted primarily of cash deposits held at major banks, money market funds and marketable securities. The increase in cash, cash equivalents and marketable securities at March 31, 2010 from June 30, 2009 was primarily due to $18.1 million of cash generated from operations and $12.3 million in cash generated  from the exercise of stock options and the purchase of our stock by participants in our employee stock purchase plan.  These increases were offset by the use of $17.8 million in cash to fund acquisitions, and to a lesser extent to purchase property and equipment.

Cash, cash equivalents and marketable securities included $30.6 million held by our foreign subsidiaries as of March 31, 2010 that were denominated in currencies other than US Dollars.  Accordingly, declines in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar negatively affected our overall cash balances by approximately $1.7 million in the nine months ended March 31, 2010.  Further declines in the foreign currency exchange rates of these currencies could have a continued negative effect on our overall cash balances.  However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we have recently experienced, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net income or loss, less the impact of non-cash expenses, and changes in working capital. Cash generated from operations increased by $0.3 million in the nine months ended March 31, 2010 versus the nine months ended March 31, 2009.  This improvement was primarily due to our net income of $2.8 million in the nine months ended March 31, 2010 versus a net loss of $8.7 million in the nine months ended March 31, 2009.  The improvement in our net income position was offset in part by a period over period increase in accounts receivable of $4.8 million and a period over period decrease in deferred revenue of $9.8 million, each of which had the effect of decreasing overall operating cash flow for the nine months ended March 31, 2010.

Investing Activities. The increase in net cash used in investing activities for the nine months ended March 31, 2010 versus the nine months ended March 31, 2009 was primarily due to the use of $17.8 million in cash to fund acquisitions occurring during the current fiscal year.

Financing Activities. The increase in cash inflows from financing activities primarily relate to an increase in proceeds received from the exercise of stock options during the current fiscal year and the purchase of our stock by participants in our employee stock purchase plan.

Off-Balance Sheet Arrangements

During the nine months ended March 31, 2010, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of March 31, 2010:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$13,567	$956	$8,950	$2,575	$1,086
Capital lease obligations	159	28	131	----	----
Other contractual obligations	1,022	154	868	----	----
Total	$14,748	$1,138	$9,949	$2,575	$1,086

*Payment due dates are calculated from our most recent fiscal year end of June 30, 2009.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above.   Also excluded from the table is our estimate of unrecognized tax benefits as of March 31, 2010 in the amount of $1.0 million.  These amounts have been excluded because as of March 31, 2010 we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended March 31, 2010, as compared to the nine months ended March 31, 2009, we experienced a decline in the foreign currency exchange rates associated with the British Pound Sterling which negatively impacted our overall revenue growth. Additionally, during fiscal 2009 we experienced a higher than anticipated level of volatility in our common stock price which we believe was a result of the general financial market turmoil rather than the result of anything specific to our business. We have observed that, in some cases, closing new business is taking somewhat longer and, in some cases, customer buying decisions are being postponed. To the extent that the current economic downturn worsens or persists, or any of the above risks occur, our business and operating results could be significantly and adversely affected.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in Europe and Australia. In the nine months ended March 31, 2010, approximately 45% of our revenues and 32% of our operating expenses, respectively, were attributable to customers or operations located outside of North America. During fiscal 2009, the foreign currency exchange rates of the British Pound, European Euro and Australian Dollar to the US Dollar declined significantly, and we anticipate that foreign currency exchange rates may continue to fluctuate in the near term. As we experienced in fiscal 2009, continued appreciation of the US Dollar against these foreign currencies will have the impact of reducing both our revenues and operating expenses.

Our future financial results will be impacted by our success in selling new products in a subscription and transaction based revenue model

A substantial portion of our revenues and profitability were historically generated from perpetual software license revenues. We are offering a growing number of our products under a subscription and transaction based revenue model, which we believe has certain advantages over a perpetual license model, including better predictability of revenue.  PayMode, which we acquired in September 2009, is sold on a subscription and transaction basis.

A subscription and transaction based revenue model typically results in no up-front revenue. Additionally, there can be no assurance that our customers, or the markets in which we compete, will respond favorably to the approach we have taken with our newer offerings. To the extent that our subscription and transaction based offerings do not receive general marketplace acceptance our financial results could be materially and adversely affected.

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

We make significant investments in existing products and new product offerings which can adversely affect our operating results; these investments may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance existing product offerings and to develop new product offerings to meet strategic opportunities as they evolve. Our operating results have recently been affected by increases in product development expenses as we continued to make investments in our hosted, banking and accounts payable automation products.  We may at any time, based on product needs or marketplace demands, decide to significantly increase our product development expenditures.  Over the next several quarters, we expect to continue to make significant investments in PayMode, which we acquired in September 2009.  Investments in existing products and new product offerings can have a negative impact on our operating results, and any existing product enhancements or new product offerings may not be accepted in the marketplace or generate material revenues.

Integration of acquisitions could interrupt our business and our financial condition could be harmed

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. We may in the future continue to acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	inadequacy of existing operating, financial and management information systems to support the combined organization or new operations;

•	write-offs related to impairment of goodwill and other acquired assets;

•	entrance into markets in which we have no or limited prior experience or knowledge;

•	diversion of management’s focus from our core business concerns;

•	dilution to existing stockholders and earnings per share;

•	incurrence of substantial debt; and

•	exposure to litigation from third parties, including claims related to intellectual property or other assets acquired or liabilities assumed.

Any such difficulties encountered as a result of any merger, acquisition or strategic investment could have a material adverse effect on our business, operating results and financial condition.

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At March 31, 2010, the carrying value of our goodwill and our other intangible assets was approximately $64.9 million and $34.6 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2009 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we have experienced slowing growth rates with certain of our licensed software products. In the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009, we experienced a decline in the foreign currency exchange rates applicable to our European based revenues which negatively impacted our overall revenue growth. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our subscription and transaction, service and maintenance and equipment and supplies revenue streams. In the nine months ended March 31, 2010, we experienced a decrease in our overall software license revenues. If software license revenues were to significantly decline in any future period, or if the mix of our products and services in any given period did not match our expectations, our results of operations and the market price of our common stock could be significantly adversely affected.

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

A growing number of our customer arrangements involve selling our products and services on a hosted basis, which may have the effect of delaying revenue recognition and increasing development or start-up expenses

An increasing number of our customer arrangements involve offering certain of our products and services on a hosted basis.  As an example PayMode, which we acquired in September 2009, is a hosted offering.  Hosted arrangements typically include a contractually defined service period as well as performance criteria that our products or services are required to meet over the duration of the service period. Arrangements entered into on a hosted basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. We are continuing to make investments in our hosted offerings, such as PayMode and our related accounts payable automation products, and there can be no assurance that these products will ultimately gain broad market acceptance.  Additionally, there is a risk that we might be unable to consistently maintain the performance requirements or service levels called for under any such arrangements. Such events, to the extent occurring, could have a material and adverse effect on our operating results.

A growing portion of our revenue is derived from subscription and transaction based revenue arrangements

A growing portion of our revenue is being derived from subscription and transaction based arrangements. We believe that these arrangements have several advantages over perpetual license arrangements, including better predictability of revenue. However, there are also certain risks inherent with these transactions. For example, there is a risk that customers may elect not to renew these arrangements upon expiry or that they may aggressively attempt to renegotiate pricing or other significant contractual terms, either at or prior to the point of renewal, based on economic conditions that exist at that time. Further, in respect of our hosted product offerings, customers often negotiate contractual termination rights in the event of a contractual breach by us which, to the extent occurring, might permit the customer to exit the contract prior to the end of its term, generally without additional compensation to us. Our future revenue and overall growth rates depend significantly on customer retention. To the extent we were unable to achieve desired customer retention rates, or in the event we were unable to retain customers on favorable economic terms, our business, operating results and financial condition could be adversely affected.

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

We face significant competition in our targeted markets, including competition from companies with significantly greater resources

In recent years, we have encountered increasing competition in our targeted markets. We compete with a wide range of companies ranging from small start-up enterprises with limited resources, which compete principally on the basis of technology features or specific customer relationships, to large companies which can leverage significant customer bases and financial resources. Given the size and nature of the markets we target, the implementation of our growth strategy and our success in competing for market share is dependent on our ability to grow our sales and marketing capabilities and maintain an appropriate level of financial resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
January 1, 2010 — January 31, 2010	----	----	----	$4,401,000
February 1, 2010 — February 28, 2010	----	----	----	$4,401,000
March 1, 2010 — March 31, 2010	----	----	----	$4,401,000
Total	----	----	----	$4,401,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: May 7, 2010	By:	/s/ KEVIN M. DONOVAN
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Restricted Stock Agreement for UK Officers

10.2	Form of Restricted Stock Agreement for Robert A. Eberle

10.3	Form of Restricted Stock Agreement for US Officers

10.4	Form of Restricted Stock Agreement for Non-Employee Directors

10.5	Form of Stock Option Agreement for US Participants

10.6	Form of Stock Option Agreement for UK Participants

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009, (ii) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

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

Date: May 7, 2010

Bottomline Technologies (de), Inc.

Date: May 7, 2010	By:	/s/ ROBERT A. EBERLE
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

Date: May 7, 2010

Bottomline Technologies (de), Inc.

Date: May 7, 2010	By:	/s/ KEVIN M. DONOVAN
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Bottomline Technologies (de), Inc. (the “Company”) for the period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Robert A. Eberle, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 7, 2010

Bottomline Technologies (de), Inc.

Date: May 7, 2010	By:	/s/ ROBERT A. EBERLE
Chief Executive Officer
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Bottomline Technologies (de), Inc. (the “Company”) for the period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Kevin M. Donovan, Chief Financial Officer and Treasurer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 7, 2010

Bottomline Technologies (de), Inc.

Date: May 7, 2010	By:	/s/ KEVIN M. DONOVAN
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)