Form 10-Q/A
period 2010-05-07
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2010-05-07
CIK 1073349

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

Explanatory Note

The Company is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on May 7, 2010 for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Interactive Data File was inadvertently omitted from the Form 10-Q as originally filed due to unanticipated technical difficulties. The Form 10-Q/A continues to speak as of the date of the Form 10-Q, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

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