Form 10-K
period 2010-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2010-09-10
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2009 was $426,659,320 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

There were 32,219,347 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Executive Officers and Other Key Employees of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2010, a definitive proxy statement for our 2010 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

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

Our Company

We provide electronic payment, invoice and document management solutions to corporations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, document management, reporting and document archive. We offer software designed to run on-site at the customer’s location as well as hosted or Software as a Service (SaaS) solutions. Historically, our software has been sold predominantly on a perpetual license basis. Today however, a growing portion of our offerings are being sold as SaaS and paid for on a subscription and transaction basis.

Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. We offer Legal eXchange®, a SaaS offering that receives, manages and controls legal invoices and the related spend management for insurance companies and other large corporate consumers of outside legal services. We also offer Paymode-X, a SaaS offering that facilitates the exchange of electronic payments and invoices between organizations and suppliers and which is offered to customers of Bank of America and Bottomline. Our offerings also include software solutions that banks use to provide web-based payment and reporting capabilities to their corporate customers.

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

Our Strategy

Our objective is to be the leading global provider of business payment, invoice and document automation software solutions and services. Key elements of our strategy include the following:

•	Continuing to add customers and functionality to our growing Paymode-X and Legal eXchange networks;

•	Providing software and services which enable banks to offer their corporate customers leading global payment capability and functionality;

•	Leveraging our leading payment and document automation software solutions for enterprise customers;

•	Increasing the deployment of our SaaS solutions, as well as subscription and transaction based pricing, in order to increase our recurring revenue contribution;

•	Continuing to enhance the capabilities and functionality of our Paymode-X solution to capitalize on the significant market opportunity for that offering;

•	Continuing to expand our presence outside of North America and Europe by leveraging our experience with changing global payment standards;

•	Broadening our relationships with our customer base by selling existing applications, as well as new product offerings, into that base;

•	Continuing to develop and broaden strategic relationships that enhance our global position; and

•	Pursuing strategic acquisitions that expand our geographical footprint or complement our product functionality.

Our Products and Services

Payment and Document Automation

The payments automation capabilities inherent in our WebSeries® and PayBase® solutions can generate a wide variety of domestic and international payment instructions along with consolidated bank reporting of cash activity including automated clearing house (ACH), electronic data interchange (EDI), Fedwire transfer, BACSTEL-IP and SWIFT messaging and paper checks in most currencies. Through our payment automation capabilities, customers can reduce administrative expenses and strengthen compliance and anti-fraud controls. Users are able to gather and access data via the Internet on payment and bank account information, including account totals and detailed transaction data, providing improved workflow, financial reporting and bank communications.

To help augment financial document composition and delivery we also offer a number of solutions for automating a wide variety of business documents and financial transaction processes as well as related web-based delivery and document archive. Our products offer advanced design, output formatting and delivery capabilities that enable customers to replace paper-based forms (such as invoices, purchase orders and shipping notices) with more efficient and cost-effective electronic documents. With the capabilities of these product suites, users can centrally manage, distribute and archive business and transaction documents and then distribute them via email, print, fax or the Internet.

Order-to-Pay Solutions

Our Paymode-X solution is designed to simplify the conversion from paper to electronic payments, foster collaboration between buyers and suppliers and streamline business processes for cost reduction and working capital optimization. Paymode-X is a SaaS solution that enables organizations to send electronic payments and remittance details to vendors. Paymode-X also offers electronic invoicing functionality to allow for the automation of the complete order-to-pay process.

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

Our Customers

Our customers are in diverse industries including financial services, insurance, health care, technology, communications, education, media, manufacturing and government. We provide our products and services to approximately 80 of the Fortune 100 companies and approximately 75 of the FTSE (Financial Times) 100 companies. Our customers include leading organizations such as Australia and New Zealand Banking Group (ANZ), Bank of America, British Airways, Cigna Corporation, Deere and Company, The Hartford Insurance Group, Inc., Johnson Controls, Inc., Liberty Mutual and Vodafone.

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

Our payment and document automation products compete primarily with companies that provide solutions to create, publish, manage and archive electronic documents, such as Adobe, StreamServe and Xerox and companies that offer electronic payment and laser check printing software and services, such as Payformance (now a division of SunGard), MHC Software, and ACOM Solutions in the US and Microgen, Albany Software and Experian in Europe. Our products also compete with companies that provide a diverse array of accounts payable automation and workflow capabilities, such as Xign (now part of JP Morgan Chase), BasWare, 170 Systems (now part of Kofax), Open Text, and ReadSoft. We also compete with providers of enterprise resource planning solutions and providers of traditional payment products, including check stock and check printing software and services. In addition, some financial institutions compete with us as outsourced check printing and electronic payment service providers.

For Electronic Banking, we primarily compete with companies such as S1, CoCoNet, Clear2Pay, Fundtech and ACI Worldwide that offer a wide range of financial services including electronic banking applications. We also encounter competition to a lesser degree from Dovetail Software, Infosys Technologies and Oracle Financial Services Software (i-flex), as well as companies that provide traditional treasury workstation solutions.

For our Legal eXchange solution, we compete with a number of companies, including Serengeti Law, DataCert, CT TyMetrix, LexisNexis CounselLink and Allegient Systems.

For our Paymode-X solution, we compete with companies such as Xign (now a part of JP Morgan Chase) and Syncada.

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

Banking Solutions. The Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. These solutions typically involve longer implementation periods and a significant level of professional resources. Due to the customized nature of these products, revenue is generally recognized over the period of project performance, on a percentage of completion basis. Periodically, we license these solutions on a subscription basis which has the effect of contributing to recurring revenue and the revenue predictability of future periods, but which also delays revenue recognition over a period that is longer than the period of project performance.

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. Our Legal eXchange solution, which provides the opportunity to create more efficient processes for managing invoices generated by outside law firms while offering access to important legal spend factors such as budgeting, expense monitoring and outside counsel performance, is included within this segment. This segment also incorporates our hosted and outsourced accounts payable automation solutions, including Paymode-X. Revenue within this segment is generally recognized on a subscription or transaction basis or proportionately over the estimated life of the customer relationship.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition-related expenses, impairment losses on equity investments, amortization of intangible assets and restructuring related charges. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments at predetermined rates that approximate cost.

We do not track or assign our assets by operating segment.

The following represents a summary of our reportable segments for the years ended June 30, 2010, 2009 and 2008.

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$93,449	$90,786	$84,962
Banking Solutions	33,129	22,936	22,107
Outsourced Solutions	31,412	24,292	24,172

	$157,990	$138,014	$131,241

Segment measure of profit (loss):
Payments and Transactional Documents	$21,766	$14,662	$14,052
Banking Solutions	4,508	(1,739)	1,150
Outsourced Solutions	3,030	2,349	(2,610)

Total measure of segment profit	$29,304	$15,272	$12,592

A reconciliation of the measure of segment profit to our GAAP income (loss) for 2010, 2009 and 2008, before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Segment measure of profit	$29,304	$15,272	$12,592
Less:
Amortization of intangible assets	(13,214)	(15,563)	(11,399)
Stock compensation expense	(8,956)	(9,498)	(8,803)
Acquisition related expenses	(585)	(581)	(269)
Restructuring charges	52	(1,548)	—
Add:
Other (expense) income, net	(93)	443	3,082

Income (loss) before provision for income taxes	$6,508	$(11,475)	$(4,797)

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

	Fiscal Year Ended June 30,
	2010		2009		2008
	(in thousands)
United States	$105,433	66.7%	$85,698	62.1%	$74,846	57.0%
Europe	50,702	32.1%	50,826	36.8%	54,673	41.7%
Australia	1,855	1.2%	1,490	1.1%	1,722	1.3%

Total	$157,990	100.0%	$138,014	100.0%	$131,241	100.0%

Long-lived assets, which are based on geographical designation, were as follows:

	Fiscal Year Ended June 30,
	2010	2009
	(in thousands)
Long-lived assets:
United States	$13,593	$12,160
Europe	2,464	2,313
Australia	121	137

Total long-lived assets	$16,178	$14,610

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

For the fiscal year ended June 30, 2010, we had one customer that accounted for approximately 10% of our consolidated revenues. The revenue from this customer is a component of our Banking Solutions segment.

Sales and Marketing

As of June 30, 2010, we employed 165 sales and marketing employees worldwide, of whom 94 were focused on the Americas markets, 68 were focused on European markets and 3 were focused on Asia Pacific markets. We market and sell our products directly through our sales force and indirectly through a variety of channel partners and reseller relationships. We market and sell our products domestically and internationally, with an international focus on Europe and Australia. We also maintain an inside sales group which provides a lower-cost channel into maintaining existing customers and expanding our customer base.

Product Development and Engineering

Our product development and engineering organization includes employees as well as offshore development resources who provide a flexible supplement to our internal resources. We have three primary development groups: software engineering, quality assurance and technical writing. We spent $18.9 million, $20.1 million, and $17.4 million on product development and engineering costs in fiscal years 2010, 2009 and 2008. These expenditures include the impact of stock compensation expense.

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

Backlog

At the end of fiscal year 2010, our backlog was $68.1 million, including deferred revenues of $40.2 million. At the end of fiscal year 2009, our backlog was $83.9 million, including deferred revenues of $43.2 million. We do not believe that backlog is a meaningful indicator of sales that can be expected for any future period, and there can be no assurance that backlog at any point in time will translate into revenue in any specific subsequent period.

Proprietary Rights

We rely upon a combination of patents, copyrights, trademarks and trade-secret laws to establish and maintain proprietary rights in our technology and products. We had 8 active patent applications relating to our products as of June 30, 2010. We have been awarded 18 patents and expect to receive others. The earliest year of expiration for our awarded patents is 2015.

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

Government Regulation

Although our operations and products have not been subject to any material industry-specific government regulation to-date, some of our existing and potential customers are subject to extensive federal and state regulations. In addition, government regulation in the financial services industry is evolving, particularly with respect to information security, payment technology and payment methodologies and we or our customers may become subject to new or increased regulation in the future. Accordingly, our products and services must be designed to work within the regulatory constraints under which our customers operate.

Employees

As of June 30, 2010, we had 747 full-time employees, 165 of whom were in sales and marketing, 363 of whom were in professional services and customer support, 118 of whom were in development and 101 of whom were in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that employee relationships are good. Our future success will depend in part on our continued ability to attract, retain and motivate highly qualified technical and managerial personnel in a highly competitive market.

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

Continuing weakness or further deterioration in domestic and global economic conditions could have a significant adverse impact on our business, financial condition and operating results

Our business and operating results could be significantly affected by general economic conditions. The US and global economies have experienced a significant prolonged downturn and prospects for sustained economic recovery remain uncertain. Prolonged economic weakness or a further downturn in the US and global economies could result in a variety of risks to our business, including:

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

During the fiscal year ended June 30, 2010, we experienced a slight decline in the foreign currency exchange rates associated with the British Pound Sterling which negatively impacted our overall revenue growth. We have observed that, in some cases, closing new business is taking somewhat longer and, in some cases, customer buying decisions are being postponed. To the extent that the current economic downturn worsens or persists, or any of the above risks occur, our business and operating results could be significantly and adversely affected.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in Europe and Australia. During the fiscal year ended June 30, 2010, approximately 44% of our revenues and 31% of our operating expenses, respectively, were attributable to customers or operations located outside of North America. During fiscal 2010, the foreign currency exchange rates of the British Pound to the US Dollar declined slightly. We anticipate that foreign currency exchange rates may continue to fluctuate in the near term. As we experienced in fiscal 2010, continued appreciation of the US Dollar against the British Pound or future appreciation of the US Dollar against the European Euro and Australian Dollar will have the impact of reducing both our revenues and operating expenses.

Our future financial results will be affected by our success in selling new products in a subscription and transaction based revenue model

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

An increasing number of large and more complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, generally delays the timing of our revenue recognition and, in the short-term, may adversely affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts, particularly in our Banking Solutions segment, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These arrangements generally require significant implementation work, product customization and modification and user acceptance and systems integration testing, resulting in the recognition of revenue over the period of project completion which normally spans several quarters. Delays in revenue recognition on these contracts, including delays that result from customer decisions to halt or otherwise slow down a long-term project due to their own staffing or other challenges, could affect our operating results, financial condition and the market price of our common stock. Similarly, if we are unable to continue to generate new large orders on a regular basis, our business operating results and financial condition could be adversely affected.

We continue to make significant investments in existing products and new product offerings which can adversely affect our operating results; these investments may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance existing product offerings and to develop new product offerings to meet strategic opportunities as they evolve. Our operating results have recently been affected by increases in product development expenses as we have continued to make investments in our hosted, banking and accounts payable automation products, principally Paymode-X. We may at any time, based on product needs or marketplace demands, decide to significantly increase our product development expenditures. We expect to continue to make significant investments in Paymode-X during fiscal year 2011. Investments in existing products and new product offerings can have a negative impact on our operating results, and any existing product enhancements or new product offerings may not be accepted in the marketplace or generate material revenues.

Integration of acquisitions could interrupt our business and our financial condition could be harmed

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. We may in the future continue to acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	inability to retain key personnel of the acquired company;

•	inadequacy of existing operating, financial and management information systems to support the combined organization or new operations;

•	write-offs related to impairment of goodwill and other acquired assets;

•	entrance into markets in which we have no or limited prior experience or knowledge;

•	diversion of management’s focus from our core business concerns;

•	dilution to existing stockholders and our earnings per share;

•	incurrence of substantial debt; and

•	exposure to litigation from third parties, including claims related to intellectual property or other assets acquired or liabilities assumed.

Any such difficulties encountered as a result of any merger, acquisition or strategic investment could have a material adverse effect on our business, operating results and financial condition.

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At June 30, 2010, the carrying value of our goodwill and our other intangible assets was approximately $64.3 million and $31.2 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2010 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we have experienced slowing growth rates with certain of our licensed software products. During the fiscal year ended June 30, 2010, we experienced a decline in the foreign currency exchange rates applicable to our UK based revenues which negatively impacted our overall revenue growth. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our subscription and transaction, service and maintenance and equipment and supplies revenue streams. During the fiscal year ended June 30, 2010, we experienced a slight increase in our overall software license revenues. If software license revenues were to significantly decline in any future period, or if the mix of our products and services in any given period did not match our expectations, our results of operations and the market price of our common stock could be significantly adversely affected.

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

•	retaining our software maintenance customer base, which is a significant source of our recurring revenue;

•	continued market acceptance of our payment and document management offerings;

•	our ability to introduce enhancements to meet the market’s evolving needs for secure payments and cash management solutions; and

•	acceptance of software solutions offered on a SaaS basis.

A growing number of our customer arrangements involve selling our products and services on a SaaS basis, which may have the effect of delaying revenue recognition and increasing development or start-up expenses

An increasing number of our customer arrangements involve offering certain of our products and services on a SaaS basis. Such arrangements typically include a contractually defined service period as well as performance criteria that our products or services are required to meet over the duration of the service period. Arrangements entered into on a SaaS basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. We are continuing to make investments in many of our offerings, particularly Paymode-X, and there can be no assurance that these products will ultimately gain broad market acceptance. Additionally, we might be unable to consistently maintain the performance requirements or service levels called for under any such arrangements. Any such events, to the extent occurring, could have a material and adverse effect on our operating results.

A growing portion of our revenue is derived from subscription and transaction based revenue arrangements

A growing portion of our revenue is being derived from subscription and transaction based arrangements. We believe that these arrangements have several advantages over perpetual license arrangements, including better predictability of revenue. However, there are also certain risks inherent with these transactions. For example, there is a risk that customers may elect not to renew these arrangements upon expiration or that they may aggressively attempt to renegotiate pricing or other significant contractual terms, either at or prior to the point of renewal, based on economic conditions that exist at that time. Further, in respect of our hosted and SaaS product offerings, customers often negotiate contractual termination rights in the event of a contractual breach by us which, to the extent occurring, might permit the customer to exit the contract prior to the end of its term, generally without additional compensation to us. Our future revenue and overall growth rates depend significantly upon customer retention. To the extent we were unable to achieve desired customer retention rates, or in the event we were unable to retain or renew customers on favorable economic terms, our business, operating results and financial condition could be adversely affected.

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

Our products could be subject to future legal or regulatory actions, which could have a material adverse effect on our operating results

Our software products and SaaS offerings facilitate the transmission of business documents and information including, in some cases, confidential financial data related to payments, invoices and cash management. Our web-based software products, and certain of our SaaS offerings, transmit this data electronically. While we believe that all of our product and service offerings comply with current regulatory and security requirements, there can be no assurance that future legal or regulatory actions will not impact our product and service offerings. To the extent that current or future regulatory or legal developments mandate a change in any of our products or services, require us to comply with any industry specific licensing or compliance requirements or alter the demand for or the competitive environment of our products and services, we might not be able to respond to such requirements in a timely or cost effective manner. If this were to occur, our business, operating results and financial condition could be materially adversely affected.

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

Catastrophic events may disrupt our business

We are a highly automated business and we rely on our network infrastructure, various software applications and many internal technology systems and data networks for our customer support, development, sales and marketing and accounting and finance functions. Further, our SaaS offerings rely on certain of these systems from the perspective of the ongoing provision of services to our customers and potential customers. A disruption or failure of these systems in the event of a natural disaster, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. Such an event could also prevent us from fulfilling our customer orders or maintaining certain service level requirements, particularly in respect of our SaaS offerings. While we have developed certain disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, a catastrophic event that resulted in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected.

Security breaches or computer viruses could harm our business by disrupting the delivery of services, damaging our reputation, or resulting in material liability to us

Our products, particularly our SaaS or web-based offerings, may be vulnerable to unauthorized access, computer viruses and other disruptive problems. In the course of providing services to our customers, we may collect, store, process or transmit sensitive and confidential information. A security breach affecting us could damage our reputation and result in the loss of customers and potential customers. Such an event could also result in material financial liability to us.

Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate e-commerce. We may need to spend significant capital or other resources to ensure ongoing protection against the threat of security breaches or to alleviate problems caused by security concerns. Additionally, computer viruses could infiltrate our systems and disrupt our business and our provision of services, particularly our SaaS offerings. Any such event could have an adverse effect on our business, operating results, and financial condition.

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

Our products are used to facilitate the transmission of sensitive business documents and other confidential data related to payments, cash management and invoices. Further, some of our products facilitate the transfer of cash or transmit instructions that initiate cash transfer. Although we have not experienced any material warranty or product liability claims to date, a warranty or product liability claim, whether or not meritorious, could result in substantial costs and a diversion of management’s attention and our resources, which could have an adverse effect on our business, operating results and financial condition.

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

As of June 30, 2010, we lease approximately 60,000 square feet of office space at our corporate headquarters in Portsmouth, New Hampshire under a lease that expires in 2022. We also occupy approximately 71,000 square feet of leased domestic offices in Portland, Maine; Alpharetta, Georgia; Great Neck, New York and Morrisville, North Carolina.

We own approximately 16,000 square feet of office space in Reading, England, and this facility serves as our European headquarters. Additionally, we lease approximately 23,000 square feet of office space throughout the UK. We also lease approximately 5,000 square feet of office space in Melbourne and Sydney, Australia.

Our New Hampshire facility serves as our corporate headquarters and is used by employees associated with all of our operating segments in addition to our management, administrative, sales and marketing and customer support teams. Our Portland, Maine facility is used by personnel who support our Paymode-X solution, which is a component of our outsourced solutions segment. Our New York facility is used to support the product development initiatives of all of our operating segments. Our North Carolina and Georgia facilities, and all of our European facilities, are used predominantly by personnel associated with our payments and transactional documents operating segment. Our Australian facilities are used by personnel associated with both our payment and transactional documents and banking solutions operating segments.

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

In July 2002, the Company and Optio joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline and denying in part the motion to dismiss as to Optio. In addition, in October 2002, Daniel M. McGurl, Robert A. Eberle, C. Wayne Cape and F. Barron Hughes were dismissed from this case without prejudice. Both Bottomline and Optio authorized the negotiation of a settlement of the pending claims, and the parties negotiated a settlement, which was subject to approval by the court. On August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. On June 25, 2007, the District Court signed an order terminating the settlement. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion was withdrawn. Neither Bottomline nor Optio’s cases are part of the designated focus case group. On November 13, 2007, the issuer defendants in the designated focus cases filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in these focus cases. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On August 25, 2009, the plaintiffs filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 25, 2009. Various notices of appeal of the Court’s order have been filed.

The Company, and its subsidiary Optio, intend to vigorously defend themselves in these actions. Bottomline does not currently believe that the outcome of these proceedings will have a material adverse impact on its financial condition, results of operations or cash flows.

Item 4.	[Removed and Reserved]

Executive Officers and Other Key Employees of the Registrant

Our executive officers and other key employees and their respective ages as of August 31, 2010, are as follows:

Name	Age	Positions
Robert A. Eberle	49	President, Chief Executive Officer and Director
Kevin M. Donovan	40	Chief Financial Officer and Treasurer
Nigel K. Savory	43	Managing Director, Europe
Richard A. Bell	45	Senior Vice President and General Manager, Financial Process Solutions, North America
Eric A. Campbell	53	Chief Technology Officer
Paul J. Fannon	42	Group Sales Director, Europe
Thomas D. Gaillard	47	Senior Vice President and General Manager, Transactional Services, North America
Marcus G.R. Hughes	52	Director of Global Marketing
Michael Lane	47	Senior Vice President and General Manager, Global Banking and Financial Services
Andrew Mintzer	48	Senior Vice President, Product Strategy and Delivery
Chris W. Peck	45	Managing Director, Banking Europe

Robert A. Eberle has served as a director since September 2000 and as Chief Executive Officer since November 2006. Mr. Eberle has served as President since August 2004.

Kevin M. Donovan has served as Chief Financial Officer since August 2004 and as Treasurer since May 2001.

Nigel K. Savory has served as Managing Director, Europe since December 2003.

Richard A. Bell has served as Senior Vice President and General Manager, Financial Process Solutions, North America since September 2005.

Eric A. Campbell has served as Chief Technology Officer since May 2000.

Paul J. Fannon has served as Group Sales Director, Europe since October 2008. From December 2003 through October 2008, Mr. Fannon served as Managing Director, Transactional Services Europe.

Thomas D. Gaillard has served as Senior Vice President and General Manager, Transactional Services, North America since July 2003.

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

Our common stock is traded on The NASDAQ Global Market under the symbol EPAY. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ Global Market.

Period	High	Low
Fiscal 2009
First quarter	$13.00	$9.61
Second quarter	$10.46	$4.46
Third quarter	$7.67	$4.66
Fourth quarter	$10.31	$6.43
Fiscal 2010
First quarter	$13.34	$8.26
Second quarter	$18.50	$12.07
Third quarter	$18.49	$15.25
Fourth quarter	$19.85	$12.89

As of August 31, 2010, there were approximately 150 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on August 31, 2010 was $14.01. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

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

The following table provides information about purchases by us of our common stock during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
April 1, 2010 – April 30, 2010	—	$—	—	$4,401,000
May 1, 2010 – May 31, 2010	—	$—	—	$4,401,000
June 1, 2010 – June 30, 2010	—	$—	—	$4,401,000

Total	—	$—	—	$4,401,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Stock Performance Graph

The stock performance graph below compares the percentage change in cumulative stockholder return on our common stock for the period from June 30, 2005 through June 30, 2010, with the cumulative total return on The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index.

This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on June 30, 2005), The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index on June 30, 2005, and assumes dividends, if any, are reinvested.

The stock price performance shown on the following graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Bottomline Technologies (de), Inc., the NASDAQ Composite Index

and the NASDAQ Computer & Data Processing Index

	6/05	6/06	6/07	6/08	6/09	6/10
Bottomline Technologies (de), Inc.	100.00	54.38	82.50	65.00	60.19	87.04
NASDAQ Composite	100.00	107.08	130.99	114.02	90.79	105.54
NASDAQ Computer & Data Processing	100.00	103.51	129.01	120.59	104.61	112.36

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

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Software licenses	$13,607	$13,309	$13,949	$14,102	$12,236
Subscriptions and transactions	41,421	31,196	29,693	26,767	22,290
Service and maintenance	94,379	84,220	74,446	63,887	52,511
Equipment and supplies	8,583	9,289	13,153	13,579	14,628

Total revenues	157,990	138,014	131,241	118,335	101,665
Cost of revenues:
Software licenses	1,082	821	880	744	1,398
Subscriptions and transactions	20,552	15,272	16,110	12,344	9,411
Service and maintenance	40,772	37,873	32,868	29,803	24,429
Equipment and supplies	6,515	6,875	9,551	10,168	11,639

Total cost of revenues	68,921	60,841	59,409	53,059	46,877

Gross profit	89,069	77,173	71,832	65,276	54,788
Operating expenses:
Sales and marketing	34,013	32,517	31,739	31,654	26,305
Product development and engineering	18,858	20,096	17,376	16,069	12,289
General and administrative	16,383	20,915	19,197	19,320	16,129
Amortization of intangible assets	13,214	15,563	11,399	9,324	4,491

Total operating expenses	82,468	89,091	79,711	76,367	59,214

Income (loss) from operations	6,601	(11,918)	(7,879)	(11,091)	(4,426)
Other (expense) income, net	(93)	443	3,082	3,177	3,252

Income (loss) before provision (benefit) for income taxes	6,508	(11,475)	(4,797)	(7,914)	(1,174)
Provision (benefit) for income taxes	2,554	813	464	(884)	660

Net income (loss)	$3,954	$(12,288)	$(5,261)	$(7,030)	$(1,834)

Basic net income (loss) per common share	$0.15	$(0.51)	$(0.22)	$(0.30)	$(0.08)
Diluted net income (loss) per common share	$0.15	$(0.51)	$(0.22)	$(0.30)	$(0.08)

Shares used in computing basic net income (loss) per share	25,552	24,044	23,825	23,539	22,838

Shares used in computing diluted net income (loss) per share	26,696	24,044	23,825	23,539	22,838

Non-GAAP presentation:
Income (loss) before provision for income taxes	$6,508	$(11,475)	$(4,797)	$(7,914)	$(1,174)
Amortization of intangible assets	13,214	15,563	11,399	9,324	4,491
Stock compensation expense	8,956	9,498	8,803	7,945	6,984
Acquisition-related expenses	585	581	269	—	189
Restructuring charges	(52)	1,548	—	—	—
(Provision for) benefit from income taxes	(2,554)	(813)	(464)	884	(660)

Non-GAAP net income	$26,657	$14,902	$15,210	$10,239	$9,830

The non-GAAP presentation above consists of a reconciliation of our net income or loss before income taxes to a measure of non-GAAP net income or loss. We present this supplemental information in the form of non-GAAP financial measures, which excludes certain items—specifically acquisition related expenses, amortization of intangible assets, impairment losses on equity investments, restructuring charges and stock compensation expense. We believe that this supplemental, non-GAAP presentation is useful to investors because it allows for an evaluation of Bottomline with a focus on the performance of its core operations. Our executive management team, including our chief operating decision maker, uses this same non-GAAP measure internally to assess the on-going performance of Bottomline. Additionally, we use the same information for planning purposes, including the preparation of our operating budgets, and in communications with our board of directors in respect of our financial performance.

Since the presentation above is not a GAAP measurement of financial performance there are material limitations to its usefulness on a stand alone basis; including the lack of comparability of this presentation to the GAAP financial results of other companies. Accordingly the non-GAAP information should not be used in isolation from, or as a substitute for, our GAAP results.

Certain prior period amounts have been reclassified to reflect a comparable presentation of where certain classes of employees are now reported within our operating expense categories.

	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$122,758	$50,255	$35,316	$38,997	$38,752
Marketable securities	51	48	57	26,876	41,745
Working capital	104,705	30,678	19,803	55,321	71,874
Total assets	269,382	183,151	198,766	189,794	175,834
Long-term debt (capital leases)	20	125	237	37	—
Total stockholders’ equity	210,391	120,549	138,265	140,436	136,608

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide electronic payment, invoice and document management solutions to corporations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, document management, reporting and document archive. We offer software designed to run on-site at the customer’s location as well as hosted or Software as a Service (SaaS) solutions. Historically, our software has been sold predominantly on a perpetual license basis. Today however, a growing portion of our offerings are being sold as SaaS and paid for on a subscription and transaction basis.

Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. We offer Legal eXchange®, a Software as a Service (SaaS) offering that receives, manages and controls legal invoices and the related spend management for insurance companies and other large corporate consumers of outside legal services. We also offer Paymode-X, a SaaS offering that facilitates the exchange of electronic payments and invoices between organizations and suppliers and which is offered to customers of Bank of America and Bottomline. Our offerings also include software solutions that banks use to provide web-based payment and reporting capabilities to their corporate customers.

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

In September 2009 we acquired PayMode from Bank of America. PayMode facilitates the electronic exchange of payments and invoices between organizations and suppliers and is operated as a SaaS offering. As part of the acquisition, we also entered into a multi-year agreement with Bank of America to operate this solution on its behalf. To achieve a comprehensive solution for our customers, after our acquisition of Paymode we combined the core features and functionality of PayMode and our electronic invoicing solution, Bottomline Business eXchange, and launched a combined re-branded offering: Paymode-X. This solution offers an electronic order-to-pay network for businesses, and the Paymode-X supplier network currently encompasses more than 100,000 companies.

In February 2010, we acquired certain customer contracts associated with Bank of America’s Global Commission Payments business. We intend to migrate these customers to our Paymode-X solution by late calendar year 2010.

In June, 2010, we completed an underwritten public offering of 4.2 million shares of our common stock. The offering price to the public was $14.50 per share, and the underwriters purchased the shares from us at a price of $13.78 per share. We received net proceeds from the offering, after underwriting discounts and commissions and offering expenses, of approximately $57.5 million.

For fiscal year 2010, our revenue increased to $158 million from $138 million in the prior year. This revenue increase was primarily attributable to revenue increases in our Banking Solutions segment ($10.2 million) and our Outsourced Solutions segment ($7.1 million). The contribution of revenue from Paymode-X accounted for the majority of the revenue increase in the Outsourced Solutions segment. These increases were offset in part by a decrease of $0.6 million due to declining foreign exchange rates primarily associated with the British Pound Sterling, which depreciated against the US Dollar compared to the prior fiscal year, and a decrease of $0.6 million in our European equipment and supplies sales.

We had net income of $4.0 million in the fiscal year ended June 30, 2010 compared to a net loss of $12.3 million in the prior year. The increase in net income was due largely to an increase in gross margins (arising principally from our overall revenue growth) of $11.9 million and a reduction in operating expenses of $6.6 million. The decreases in our operating expense categories were due largely to more efficient operations arising from our fourth quarter fiscal 2009 headcount reduction, and a decrease of $2.3 million in intangible asset amortization.

In fiscal year 2010, we derived approximately 44% of our revenue from customers located outside of North America, principally in the UK and Australia. We expect future revenue growth to be driven by the revenue contribution from Paymode-X, increased purchases of our products by new and existing bank and financial institution customers in both North America and international markets and increased sales of our payments and transactional documents products.

While we continue to grow our business, the overall economic environment has remained challenging. While we have not experienced any significant decline in our expected volume of customer orders we have observed that, in some cases, closing new business has taken somewhat longer and, in some cases, customer buying decisions have been postponed. Our customers operate in many different industries, a diversification that we believe helps us in this economic climate. Additionally, we believe that our recurring and subscription revenue base helps position us defensively against any short term economic downturn. While we believe that we continue to compete favorably in all of the markets we serve, ongoing or worsening economic stresses could impact our business more significantly in the future.

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

•

Subscription and Transaction Fees. We derive subscription and transaction fees from a number of sources, principally our SaaS products such as Legal eXchange and Paymode-X. Subscription revenues are typically recognized on a ratable basis over the subscription period. Transaction revenues are typically recorded at the time transactions are processed. Some of our SaaS products require customers to pay non-refundable set up or installation fees. In these cases, since the up-front fees do not represent a separate revenue earnings process, these fees are deferred and recognized as revenue over the estimated life of the customer relationship, which is generally five years. A significant part of our focus remains on growing the revenue contribution from our SaaS offerings and subscription and transaction based revenue streams.

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

Reclassifications

Certain prior year amounts related to stock compensation expense have been reclassified to conform to the current year presentation in our consolidated financial statements.

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

Stock Based Compensation

We recognize expense for the estimated fair value of all share-based payments issued to employees. For the fiscal years ended June 30, 2010, 2009 and 2008, we recorded approximately $9.0 million, $9.5 million, and $8.8 million of expense associated with share-based payments, respectively. The substantial majority of this expense is related to awards of stock options and restricted stock.

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. For purposes of estimating the expected option term, we review and consider our historic option activity, particularly the underlying option holding period (including the holding period inherent in currently vested but unexercised options). For stock options granted during 2010 we estimated an expected term of 4.4 years. In estimating our stock price volatility, we analyze our historical volatility for a period equal to the expected term of our stock option awards and, by reference to actual stock prices over this period, estimated volatility ranging from 50% to 51% for options granted during 2010. We believe that each of these estimates, both expected term and volatility, are reasonable in light of the historical data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

Revenue Recognition

We derive our revenues from the sale of perpetual and subscription based software licenses, hosted subscription and transactional based product offerings, professional services, software maintenance and equipment and supplies. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectability is probable. We consider a non-cancelable fully executed agreement or customer purchase order to be persuasive evidence of an arrangement. We consider delivery to have occurred upon transfer of the product title to the customer, or completion of services rendered. We consider the fee to be fixed or determinable if the fee is not subject to adjustment or if we have not granted extended payment terms to the customer. Excluding our long-term contract arrangements for which revenue is recorded on a percentage of completion basis, our normal customer payment terms do not exceed 90 days from the date of delivery. To help secure revenue arrangements and enhance the predictability of future revenue, we periodically offer customers the ability to pay on an extended payment term basis. If extended payment terms are granted to a customer, revenue is recorded as those payments become contractually due, assuming all other revenue recognition criteria have been met. We consider collection to be probable if our internal credit analysis indicates that the customer will be able to pay contractually committed amounts as they become due under the arrangement.

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

Goodwill and Intangible Assets

Acquired goodwill and intangible assets are initially recorded at fair value and measured periodically for impairment. We perform an annual impairment test of the carrying value of our goodwill and for fiscal 2010 we performed this review during our fourth quarter; this is consistent with the historic timing of our annual goodwill impairment review. Based on this review, we concluded that there was no goodwill impairment. Our analysis was performed at the “reporting unit” level which requires an estimate of the fair value of each reporting unit. Based on the results of this review we concluded that none of our reporting units were impaired. However, there can be no assurance that there will not be impairment charges in subsequent periods as a result of our future impairment reviews. To the extent that future impairment charges occurred it would likely have a material impact on our financial results. At June 30, 2010, the carrying value of goodwill for all of our reporting units was approximately $64.3 million.

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

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At June 30, 2010, the carrying value of our intangible assets, excluding goodwill, was approximately $31.2 million. As a result of our fiscal 2010 impairment review we concluded that none of these assets were impaired.

Valuation of Acquired Intangible Assets and Acquired Deferred Revenue

In connection with our prior acquisitions we have recorded intangible assets relating principally to acquired technology and customer related intangible assets. The valuation process used to calculate the values assigned to these acquired intangible assets is complex and involves significant estimation relative to our financial projections. The principal component of the valuation process is the determination of discounted future cash flows, and there are a number of variables that we consider for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process generally utilize at least a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

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

Additionally, we are required to estimate the acquisition date fair value of acquired customer obligations that we assume as part of any acquisition. The estimated fair value of any acquired customer obligations is established as deferred revenue in the purchase price allocation and is recorded as revenue by us over the remaining contractual period or the period of performance. The acquisition date fair value of these arrangements is estimated based on the historical and projected costs we expect to incur in fulfilling the arrangements, plus a normal profit margin. These costs exclude amounts relating to any selling effort, since those costs would have been incurred by the predecessor company rather than by us. In the case of acquired software maintenance contracts, the cost estimates also exclude any ongoing research and development expenses associated with product upgrades since these amounts typically do not represent a legal obligation that we assume at the time of acquisition.

Recent Accounting Pronouncements

Fair Value

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance, Improving Disclosures about Fair Value Measurements, aimed at improving financial statement disclosures about fair value measurements. This guidance requires the following new disclosures:

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

•

the inclusion of a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements)

The guidance became effective for the Company on January 1, 2010, except for the disclosures related to the roll forward activities for Level 3 fair value measurements which will become effective for the Company on July 1, 2011. Other than enhanced financial statement disclosures, this guidance will not impact the Company’s financial statements.

Business Combinations

In December 2007, the FASB issued authoritative guidance, Business Combinations, which significantly changed the accounting for and reporting of business combination transactions. The most significant changes included:

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

We adopted these rules on July 1, 2009. Accordingly, our acquisition of PayMode, in September 2009, was accounted for under these requirements.

Recently Issued Accounting Standards Not Yet Adopted

Revenue Recognition

In October 2009, the FASB issued authoritative guidance on two issues related to revenue recognition.

The first issue, Revenue Arrangements with Multiple Deliverables, applies to multiple-deliverable revenue arrangements and provides for two significant changes to existing multiple-element revenue recognition guidance. The first change relates to the determination of when individual deliverables within an arrangement should be treated as separate units of accounting. Broadly, a deliverable should be treated as a separate unit of accounting when it has value to the customer on a standalone basis and when delivery or performance of any undelivered items is considered to be probable and substantially within the control of the vendor. The second change relates to the manner in which arrangement consideration should be allocated to any separately identified deliverables and requires that the allocation of revenue among deliverables be based on vendor specific objective evidence or third-party evidence of selling price and, to the extent that neither of these levels of evidence exist, that the allocation be based on the vendor’s best estimate of selling price for each deliverable. Use of the residual method of allocating revenue to arrangement deliverables is specifically prohibited unless the revenue transaction is governed by software revenue recognition literature. Financial statement disclosure requirements have also been significantly expanded.

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

We adopted each of these issues on a prospective basis on July 1, 2010, and do not believe they will have a material impact on our financial statements.

Results of Operations

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

Segment Information

We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The following table represents our revenues and profits by segment:

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods 2010 Compared to 2009
	2010	2009
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$93,449	$90,786	$2,663	2.9
Banking Solutions	33,129	22,936	10,193	44.4
Outsourced Solutions	31,412	24,292	7,120	29.3

	$157,990	$138,014	$19,976	14.5

Segment measure of profit (loss):
Payments and Transactional Documents	$21,766	$14,662	$7,104	48.5
Banking Solutions	4,508	(1,739)	6,247	359.2
Outsourced Solutions	3,030	2,349	681	29.0

Total measure of segment profit	$29,304	$15,272	$14,032	91.9

A reconciliation of the measure of segment profit to our GAAP income (loss) for 2010 and 2009, before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2010	2009
	(in thousands)
Segment measure of profit	$29,304	$15,272
Less:
Amortization of intangible assets	(13,214)	(15,563)
Stock compensation expense	(8,956)	(9,498)
Acquisition related expenses	(585)	(581)
Restructuring expenses	52	(1,548)
Add:
Other (expense) income, net	(93)	443

Income (loss) before income taxes	$6,508	$(11,475)

Payments and Transactional Documents. The revenue increase for the fiscal year ended June 30, 2010 was primarily attributable to increases in software revenue of $0.5 million and in service and maintenance revenue of $2.8 million from our European payment and document automation products. This increase was offset in part by a decrease of approximately $0.5 million as a result of declining foreign exchange rates associated with the British Pound Sterling. The segment profit increase of $7.1 million for the fiscal year ended June 30, 2010 was primarily attributable to increases in service and maintenance revenues and software license revenues in Europe, combined with cost reductions associated with headcount reductions implemented in our prior fiscal year. These cost decreases were offset in part by increased sales and marketing costs in Europe. We expect revenue and profit for the Payments and Transactional Documents segment to increase in fiscal year 2011 as a result of increased sales of our payment and document automation solutions and expansion of gross margins.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the prior fiscal year due to an increase of $8.3 million in professional services revenue associated with several large ongoing banking projects and revenue contribution of $2.9 million for an arrangement for which revenue recognition commenced during the fiscal year, offset in part by a decrease in software license revenue of $0.7 million. Segment profit increased $6.2 million for the fiscal year ended June 30, 2010 compared to the prior fiscal year, due principally to the overall increase in revenues. We expect revenue and profit for the Banking Solutions segment to increase in fiscal year 2011 as a result of the contribution of revenue from ongoing projects and from additional purchases from existing bank and financial institution customers.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased as compared to the prior fiscal year due principally to the revenue contribution from Paymode-X. Segment profit increased $0.7 million as compared to the prior fiscal year due primarily to improved efficiencies arising from cost reduction measures implemented in our prior fiscal year. Revenue increases from Paymode-X have been largely offset by increased Paymode-X costs, ongoing product development and sales and marketing initiatives. We expect revenue and profit for the Outsourced Solutions segment to increase in fiscal year 2011 as a result of the revenue contribution from PayMode-X and Legal eXchange.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2010	2009	2010 Compared to 2009
	(in thousands)%
Revenues:
Software licenses	$13,607	$13,309	$298	2.2
Subscriptions and transactions	41,421	31,196	10,225	32.8
Service and maintenance	94,379	84,220	10,159	12.1
Equipment and supplies	8,583	9,289	(706)	(7.6)

Total revenues	$157,990	$138,014	$19,976	14.5

Software Licenses. The slight increase in software license revenues was due to an increase of $0.5 million in each of our Payments and Transactional Documents and Outsourced Solutions segments, offset by a decrease in software license revenues of $0.7 million within our Banking Solutions segment. We expect software license revenues to increase in fiscal year 2011, principally as a result of increased software license revenue from our domestic and international Payments and Transactional Documents products.

Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from Paymode-X and revenue contribution of $2.9 million associated with a subscription based revenue arrangement commencing during 2010. We expect subscription and transaction revenues to increase in fiscal year 2011, primarily as a result of the revenue contribution from PayMode-X and Legal eXchange.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues of $8.3 million associated with several large banking projects, increased service and maintenance revenues of $2.8 million in Europe and increases in software maintenance revenues in the US of $0.4 million. These increases were offset in part by a decrease of $1.3 million in document automation services revenue in the US and a decrease of approximately $0.6 million in service and maintenance revenue for our Outsourced Solutions segment. We expect that service and maintenance revenues will increase in fiscal year 2011 as a result of new and existing projects within our Banking Solutions segment and as a result of additional revenues from our domestic and international Payments and Transactional Documents products.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due a decrease of $0.6 million in our European equipment and supplies sales, offset in part by increased equipment sales. We expect that equipment and supplies revenues will remain relatively consistent in fiscal year 2011.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2010	2009	2010 Compared to 2009
	(in thousands)%
Cost of revenues:
Software licenses	$1,082	$821	$261	31.8
Subscriptions and transactions	20,552	15,272	5,280	34.6
Service and maintenance	40,772	37,873	2,899	7.7
Equipment and supplies	6,515	6,875	(360)	(5.2)

Total cost of revenues	$68,921	$60,841	$8,080	13.3

Gross profit	$89,069	$77,173	$11,896	15.4

Software Licenses. Software license costs increased to 8% of software license revenues for the fiscal year ended June 30, 2010 as compared to 6% for the prior fiscal year. The increase in costs as a percentage of revenues was due to additional costs associated with third-party software that we sell alongside our solutions. We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, in fiscal year 2011.

Subscriptions and Transactions. Subscriptions and transactions costs remained relatively consistent at 50% of subscriptions and transactions revenues for the fiscal year ended June 30, 2010 as compared to 49% of subscriptions and transactions revenues in the fiscal year ended June 30, 2009. The increase in subscription and transaction costs in dollar terms was due principally to the costs associated with our Paymode-X solution. We expect that subscription and transaction costs will remain relatively consistent as a percentage of subscription and transaction revenue in fiscal year 2011.

Service and Maintenance. Service and maintenance costs remained relatively consistent at 43% of service and maintenance revenues for the fiscal year ended June 30, 2010 as compared to 45% for the prior fiscal year. The decrease in service and maintenance costs as a percentage of service and maintenance revenues was as a result of improved professional services margins in our Banking Solutions segment and improved efficiencies as a result of cost reduction measures implemented in our prior fiscal year. We expect that service and maintenance costs will decrease slightly, as a percentage of service and maintenance revenues, in fiscal year 2011.

Equipment and Supplies. Equipment and supplies costs remained relatively consistent at 76% of equipment and supplies revenues for the fiscal year ended June 30, 2010 as compared to 74% of equipment and supplies revenues for the prior fiscal year. The increase in costs as a percentage of revenue was due to a higher mix of lower margin transactions. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues in fiscal year 2011.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2010	2009	2010 Compared to 2009
	(in thousands)%
Operating expenses:
Sales and marketing	$34,013	$32,517	$1,496	4.6
Product development and engineering	18,858	20,096	(1,238)	(6.2)
General and administrative	16,383	20,915	(4,532)	(21.7)
Amortization of intangible assets	13,214	15,563	(2,349)	(15.1)

Total operating expenses	$82,468	$89,091	$(6,623)	(7.4)

Sales and Marketing. Sales and marketing expenses increased for the fiscal year ended June 30, 2010 as compared to the prior fiscal year due to an increase in headcount related costs of $1.7 million, the majority of which is due to the impact of our Paymode-X solution. These increases were offset in part by a reduction in employee recruiting costs of $0.3 million. We expect that sales and marketing expenses will increase in fiscal year 2011 as we continue to focus on our marketing initiatives to support both new and existing products.

Product Development and Engineering. The decrease in product development and engineering expenses was primarily attributable to a reduction in the use of development resources in our Payments and Transactional Documents and Banking lines of business of $2.2 million and $0.6 million, respectively. These decreases were offset by an increase in the use of development resources associated with Paymode-X in the amount of $1.3 million. We expect that product development and engineering expenses will increase in fiscal year 2011 as we continue to invest in products that are driving our revenue growth.

General and Administrative. The decrease in general and administrative expenses was principally attributable to a decrease in headcount related expenses of $4.2 million, $3.0 million of which was due to the departure of our Chief Operating Officer (including severance related benefits) in our prior fiscal year and $1.2 million of which was due to other improved efficiencies arising from our overall cost reduction initiatives. We expect that general and administrative expenses will remain consistent as a percentage of revenue in fiscal year 2011.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense for the fiscal year ended June 30, 2010 as compared to the prior fiscal year occurred as expense from intangible assets arising in prior acquisitions decreased as those assets aged, offset in part by an increase in amortization expense from intangible assets arising from our fiscal 2010 acquisitions. We expect that total amortization expense in fiscal year 2011 will approximate $10.1 million.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2010	2009	2010 Compared to 2009
	(in thousands)%
Interest income	$246	$635	$(389)	(61.3)
Interest expense	(74)	(106)	32	30.2
Other expense, net	(265)	(86)	(179)	(208.1)

Other (expense) income, net	$(93)	$443	$(536)	(121.0)

Other (Expense) Income, Net. For the fiscal year ended June 30, 2010 as compared to the prior fiscal year, interest income decreased as a result of declining marketplace yields associated with our cash and short-term investment accounts. Interest expense remained insignificant in 2010. Other expense, net increased principally as a result of certain foreign exchange transaction losses. Excluding interest income, we expect that the individual components of other income and expense will continue to represent insignificant components of our overall operations in fiscal 2011.

Provision for Income Taxes. We recorded net income tax expense of $2.6 million for the fiscal year ended June 30, 2010 compared to net income tax expense of $0.8 million for the fiscal year ended June 30, 2009. Tax expense for 2010 was due principally to income tax expense associated with our UK and Australian operations, alternative minimum tax arising from the utilization of net operating losses in the US and tax expense associated with goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The net expense position for the year ended June 30, 2009 was due to income tax expense associated with our Australian, German, French and US operations, partially offset by an income tax benefit associated with our UK operations. The fiscal 2009 net tax expense includes the impact of a non-recurring tax benefit of $0.1 million arising from a change in our German tax rate as a result of a restructuring of our German operations as well as a tax benefit of $0.2 million resulting from the enactment of legislation that allowed us to claim a tax refund for a portion of our unused research and development credit carryforwards and tax expense associated with goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. In fiscal 2009 we recorded US income tax expense due to the use of certain acquired deferred tax assets for which the corresponding valuation allowance was recorded as a reduction to goodwill for financial reporting purposes.

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

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2009	2008	2009 Compared to 2008
	(in thousands)%
Cost of revenues:
Software licenses	$821	$880	$(59)	(6.7)
Subscriptions and transactions	15,272	16,110	(838)	(5.2)
Service and maintenance	37,873	32,868	5,005	15.2
Equipment and supplies	6,875	9,551	(2,676)	(28.0)

Total cost of revenues	$60,841	$59,409	$1,432	2.4

Gross profit	$77,173	$71,832	$5,341	7.4

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

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 49% of subscription and transaction revenues in the fiscal year ended June 30, 2009 from 54% in the fiscal year ended June 30, 2008. The decrease in subscription and transaction costs as a percentage of revenue was due principally to the overall increase in our subscription and transaction revenue streams, some of which is related to our acquisition of Optio, improved margins for our transactional revenue streams in Europe and the shift of certain expenses from the subscriptions and transactions cost of sales category to the service and maintenance costs of sales category based on changes in where internal resources were deployed.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased as a percentage of service and maintenance revenues to 45% in the fiscal year ended June 30, 2009 as compared to 44% in the fiscal year ended June 30, 2008. The increase in service and maintenance costs as a percentage of service and maintenance revenues was due to lower margins in our Banking Solutions segment as we continued to expand our professional service and support teams to support new customers, the impact of the fair value discount applied to acquired software maintenance contracts in the Optio acquisition, and the shift of certain expenses from the subscriptions and transactions cost of sales category to the service and maintenance costs of sales category based on changes in where internal resources were deployed. In dollar terms, service and maintenance costs for fiscal 2009 were impacted by $0.3 million of expense associated with restructuring activities occurring during the year.

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

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2009	2008	2009 Compared to 2008
	(in thousands)%
Operating expenses:
Sales and marketing	$32,517	$31,739	$778	2.5
Product development and engineering	20,096	17,376	2,720	15.7
General and administrative	20,915	19,197	1,718	8.9
Amortization of intangible assets	15,563	11,399	4,164	36.5

Total operating expenses	$89,091	$79,711	$9,380	11.8

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

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. The increase in general and administrative expenses was principally attributable to expenses of $0.7 million associated with restructuring activities that occurred during 2009, acquisition-related costs of $0.6 million and increased headcount costs, partially related to Optio. These increases were offset in part by a decrease of $1.0 million due to a decline in the foreign exchange rate of the British Pound Sterling and a decrease in the use of third party contractors.

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

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We have generated positive operating cash flows in each of our last nine completed fiscal years. Other than for insignificant amounts due under capital lease obligations, we have no long-term debt. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future.

In June, 2010, we completed an underwritten public offering of 4.2 million shares of our common stock. The offering price to the public was $14.50 per share, and the underwriters purchased the shares from us at a price of $13.78 per share. The Company received net proceeds from the offering, after underwriting discounts, commissions and offering expenses, of approximately $57.5 million. In July 2010, the underwriters exercised an over-allotment option and purchased an additional 354,000 shares of our stock, resulting in additional net proceeds to us of approximately $4.9 million. The offering was completed pursuant to an effective shelf registration statement we have on file with the SEC that permits us to offer and sell up to $100 million of common stock, preferred stock, debt securities, warrants, depository shares, stock purchase contracts and stock purchase units.

We intend to use the net proceeds of the offering for general corporate purposes, including working capital, product development, capital expenditures and business acquisitions. Our management has broad discretion in using the net proceeds from this offering.

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

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity are summarized in the table below:

	June 30,	June 30,
	2010	2009
	(in thousands)
Cash, cash equivalents and marketable securities	$122,809	$50,303
Long-term debt (capital leases)	$20	$125

	Fiscal Year Ended June 30,
	2010	2009
	(in thousands)
Cash provided by operating activities	$26,514	$24,544

Cash, cash equivalents and marketable securities. At June 30, 2010 our cash and cash equivalents consisted primarily of cash deposits held at major banks and money market funds. The increase in cash, cash equivalents and marketable securities at June 30, 2010 from June 30, 2009 was primarily due to $57.5 million of cash generated from the public offering of our common stock, cash generated from operations of $26.2 million and $13.3 million in cash generated from the exercise of stock options and the purchase of our stock by participants in our employee stock purchase plan. These increases were offset in part by the use of $17.8 million in cash to fund acquisitions, and the use of $4.4 million to purchase property and equipment.

Cash, cash equivalents and marketable securities included $31.8 million held by our foreign subsidiaries as of June 30, 2010 that were denominated in currencies other than US Dollars. Accordingly, declines in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar negatively affected our overall cash balances by approximately $2.4 million in the fiscal year ended June 30, 2010. Further declines in the foreign currency exchange rates of these currencies could have a continued negative effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we have recently experienced, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net income or loss, less the impact of non-cash expenses, and changes in working capital. Cash generated from operations increased by $2.0 million in the fiscal year ended June 30, 2010 versus the prior fiscal year. This improvement was primarily due to our net income of $4.0 million in the fiscal year ended June 30, 2010 versus a net loss of $12.3 million in the prior fiscal year. The improvement in our net income position was offset in part by a period over period increase in accounts receivable of $7.7 million and a period over period decrease in deferred revenue of $12.8 million, each of which had the effect of decreasing overall operating cash flow for the fiscal year ended June 30, 2010.

At June 30, 2010, the deferred tax assets associated with our US operations and a portion of the deferred tax assets associated with our European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

At June 30, 2010, we had US net operating loss carryforwards of $48.6 million, which expire at various times through the year 2028 and European net operating loss carryforwards of $8.8 million, which have no statutory expiration date. We also currently have approximately $3.0 million of research and development tax credit carryforwards available, which expire at various points through year 2030. The Company’s operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities. The increase in net cash used in investing activities for the fiscal year ended June 30, 2010 versus the prior fiscal year was primarily due to the use of $18.1 million in cash to fund acquisitions occurring during the fiscal year.

Financing Activities. The increase in cash provided by financing activities relates primarily to our common stock offering, which generated net proceeds of $57.5 million and proceeds of approximately $13.3 million received from the exercise of stock options and the purchase of our stock by participants in our employee stock purchase plan.

Notes Payable and Credit Facilities

In September 2009, we renewed through September 22, 2011, our Loan and Security Agreement with Silicon Valley Bank (the Credit Facility). The Credit Facility, as renewed, provides for aggregate borrowings of up to $0.5 million and requires us to maintain certain financial covenants. Borrowings under the Credit Facility are secured by substantially all of our US-owned assets, bear interest at the bank’s prime rate (4.0% at June 30, 2010) and are due on the expiration date of the Credit Facility. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2010 a $0.5 million letter of credit had been issued to our landlord as part of the lease agreement for our corporate headquarters.

Business Acquisitions

On September 14, 2009, we completed the purchase of substantially all of the assets and related operations of PayMode from Bank of America (the Bank). PayMode facilitates the electronic exchange of payments and invoices between organizations and their suppliers and is operated as a SaaS offering. As purchase consideration, we paid the Bank cash of $17.0 million and issued the Bank a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $8.50 per share. The warrants were exercisable upon issuance and were valued at $10.5 million using a Black Scholes valuation model. We now operate this solution as Paymode-X, a rebranded and combined solution that incorporates the key features and functions of PayMode and our electronic invoicing solution, Bottomline Business eXchange. Paymode-X offers an electronic order-to-pay network for businesses, and the Paymode-X supplier network currently includes more than 100,000 companies.

On February 24, 2010, we acquired certain customer contracts associated with Bank of America’s Global Commission Payments business. The initial consideration paid was $1.0 million in cash. For acquired contracts that we successfully migrate to our Paymode-X solution, additional consideration is due to Bank of America based on a trailing revenue multiple of the underlying customer. We anticipate that additional consideration of up to $5 million may be contingently payable to Bank of America, based on the outcome of customer migration to Paymode-X. The migration exercise is currently targeted for completion in late calendar year 2010.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2010:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$19,909	$3,164	$8,567	$2,414	$5,764
Capital lease obligations (inclusive of interest)	130	109	21	—	—
Other contractual obligations	2,251	850	1,401	—	—

Total	$22,290	$4,123	$9,989	$2,414	$5,764

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits, for which cash settlement may be required, in the amount of $0.4 million. These amounts have been excluded because, as of June 30, 2010, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2010 we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our exposure to financial risk, including changes in interest rates, relates primarily to cash and cash equivalents and our short-term investments. These investments bear interest at variable interest rates which are subject to market changes. We have not entered into any interest rate swap agreements or other instruments to minimize our exposure to interest rate fluctuations. We have not had any derivative instruments in the past and do not presently plan to in the future. Our investment portfolio typically consists of demand deposit accounts, money market mutual funds, U.S. Treasury securities, corporate debt securities or debt securities issued by U.S. state agencies and institutions. Based on our current average balances of cash, cash equivalents and marketable securities, a significant change in interest rates could have a material effect on our operating results. Based on our average cash, cash equivalents and investment portfolio and average actual interest rates during the respective annual periods, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $0.6 million, $0.4 million, and $0.6 million for the fiscal years ended 2010, 2009 and 2008, respectively, in our results of operations and cash flows.

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

Foreign currency translation risk

Based on our cash and cash equivalents balances denominated in non-US currencies, a 10% increase or decrease in the exchange rate between the British Pound Sterling and the US Dollar would result in an increase or decrease to our cash and cash equivalents of approximately $2.7 million and $2.1 million as of June 30, 2010 and 2009, respectively. A 10% increase or decrease in the exchange rate between the European Euro and the US Dollar would result in an increase or decrease to our cash and cash equivalents of approximately $0.2 million at June 30, 2010 and 2009. A 10% increase or decrease in the exchange rate between the Australian Dollar and the US Dollar would result in an increase or decrease to our cash and cash equivalents of approximately $0.3 million and $0.2 million at June 30, 2010 and 2009, respectively.

A 10% increase or decrease in the average exchange rate between the British Pound Sterling and the US dollar would result in an increase or decrease to revenue of approximately $4.7 million, $4.7 million, and $5.3 million for fiscal years 2010, 2009 and 2008, respectively. A 10% increase or decrease in the average exchange rate between the British Pound Sterling and the US dollar would result in an increase or decrease to our net loss of approximately $0.1 million in each of our fiscal years ended 2010, 2009 and 2008.

A 10% increase or decrease in the average exchange rate between the European Euro and the US dollar would result in an increase or decrease to revenue of approximately $0.4 million, $0.4 million, and $0.2 million for fiscal years 2010, 2009 and 2008, respectively. A 10% increase or decrease in rates would result in an increase or decrease to our net loss of approximately $0.2 million in fiscal year 2010, but would not have had a material impact on our net loss in 2009 or 2008.

A 10% increase or decrease in the average exchange rate between the Australian dollar and the US dollar would result in an increase or decrease to revenue of approximately $0.2 million in each of fiscal years 2010, 2009 and 2008. A 10% increase or decrease in the average exchange rate between the Australian dollar and the US dollar would result in an increase or decrease to our net loss of approximately $0.1 million, $0.2 million, and $0.2 million for fiscal years 2010, 2009, and 2008, respectively.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Executive Officers and Other Key Employees of the Registrant” in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2010. The information required by this item is incorporated herein by reference to the information contained under the captions “Proposal I—Election of Class III Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements—see “Index to Financial Statements”	49

(2)	Financial Statement Schedule for the Years Ended June 30, 2010, 2009 and 2008: Schedule II—Valuation and Qualifying Accounts	48

	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)	Exhibits:

	Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference	86

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS

Years Ended June 30, 2010, 2009 and 2008

	Activity
Year Ended	Balance at Beginning of Year	(Charged to Revenue, Costs and Expenses)	Additions (1)	Recoveries	Deductions (2)	Balance at End of Year
	(in thousands)
June 30, 2010	$645	7	2	—	173	$481
June 30, 2009	$1,433	13	102	1	904	$645
June 30, 2008	$1,590	—	477	1	635	$1,433

(1)	Additions represent increases to the allowance for doubtful accounts and returns balances as a result of reserves recorded in connection with purchase business combinations as well as the impact of increases in foreign currency exchange rates.
(2)	Deductions are principally write-offs and reductions to reserves, including reductions to reserves initially recorded as part of purchase accounting, as well as the impact of decreases in foreign currency exchange rates.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 51.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bottomline Technologies (de), Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bottomline Technologies (de), Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and loss, and cash flows for each of the three years in the period ended June 30, 2010 of Bottomline Technologies (de), Inc. and our report dated September 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

September 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and loss, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2009 the Company changed its method of accounting for business combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

September 10, 2010

CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$122,758	$50,255
Marketable securities	51	48
Accounts receivable, net of allowances for doubtful accounts and returns of $481 at June 30, 2010 and $645 at June 30, 2009	26,019	23,118
Inventory, net	317	397
Prepaid expenses and other current assets	8,593	5,134

Total current assets	157,738	78,952
Property, plant and equipment, net	14,561	10,106
Customer related intangible assets, net	20,766	20,441
Core technology intangible assets, net	8,014	3,460
Other intangible assets, net	2,392	1,119
Goodwill	64,294	64,569
Other assets	1,617	4,504

Total assets	$269,382	$183,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,857	$5,955
Accrued expenses	9,715	9,290
Deferred revenue	37,461	33,029

Total current liabilities	53,033	48,274
Deferred revenue, non current	2,738	10,213
Deferred income taxes	1,432	2,263
Other liabilities	1,788	1,852

Total liabilities	58,991	62,602
Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—32,376 at June 30, 2010 and 26,516 at June 30, 2009; outstanding shares—30,325 at June 30, 2010 and 24,311 at June 30, 2009	32	27
Additional paid-in-capital	375,700	287,082
Accumulated other comprehensive loss	(9,358)	(4,920)
Treasury stock: 2,051 at June 30, 2010 and 2,205 shares at June 30, 2009, at cost	(22,657)	(24,360)
Accumulated deficit	(133,326)	(137,280)

Total stockholders’ equity	210,391	120,549

Total liabilities and stockholders’ equity	$269,382	$183,151

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2010	2009	2008
	(in thousands, except per share data)
Revenues:
Software licenses	$13,607	$13,309	$13,949
Subscriptions and transactions	41,421	31,196	29,693
Service and maintenance	94,379	84,220	74,446
Equipment and supplies	8,583	9,289	13,153

Total revenues	157,990	138,014	131,241
Cost of revenues:
Software licenses	1,082	821	880
Subscriptions and transactions (1)	20,552	15,272	16,110
Service and maintenance (1)	40,772	37,873	32,868
Equipment and supplies	6,515	6,875	9,551

Total cost of revenues	68,921	60,841	59,409

Gross profit	89,069	77,173	71,832
Operating expenses:
Sales and marketing (1)	34,013	32,517	31,739
Product development and engineering (1)	18,858	20,096	17,376
General and administrative (1)	16,383	20,915	19,197
Amortization of intangible assets	13,214	15,563	11,399

Total operating expenses	82,468	89,091	79,711

Income (loss) from operations	6,601	(11,918)	(7,879)
Interest income	246	635	2,712
Interest expense	(74)	(106)	(36)
Other, net	(265)	(86)	406

Other (expense) income, net	(93)	443	3,082

Income (loss) before provision for income taxes	6,508	(11,475)	(4,797)
Provision for income taxes	2,554	813	464

Net income (loss)	$3,954	$(12,288)	$(5,261)

Basic net income (loss) per common share	$0.15	$(0.51)	$(0.22)

Diluted net income (loss) per common share	$0.15	$(0.51)	$(0.22)

Shares used in computing basic net income (loss) per common share	25,552	24,044	23,825

Shares used in computing diluted net income (loss) per common share	26,696	24,044	23,825

(1)	Stock based compensation is allocated as follows:

	Fiscal Year Ended June 30
	2010	2009	2008
	(in thousands)
Cost of revenues: subscriptions and transactions	$274	$227	$321
Cost of revenues: service and maintenance	1,559	878	666
Sales and marketing	3,151	2,489	2,841
Product development and engineering	1,106	718	780
General and administrative	2,866	5,186	4,195

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME AND LOSS

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balances at June 30, 2007	24,866	$25	1,052	$(11,285)	$263,229	$8,292	$(119,825)	$140,436
Cumulative effect of change in accounting principle—adoption of FIN 48	—	—	—	—	—	—	94	94
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	571	1	(86)	992	4,795	—	—	5,788
Vesting of restricted stock awards	311	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	8,803	—	—	8,803
Exercise of director stock options on a net share settlement basis	106	—	70	(941)	941	—	—	—
Repurchase of common stock to be held in treasury	—	—	879	(10,961)	—	—	—	(10,961)
Tax deficiency associated with non qualified stock option exercises and forfeitures	—	—	—	—	(82)	—	—	(82)
Share registration costs	—	—	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	—	—	(5,261)	(5,261)
Foreign currency translation adjustment	—	—	—	—	—	(526)	—	(526)

Comprehensive loss	—	—	—	—	—	—	—	(5,787)

Balances at June 30, 2008	25,854	$26	1,915	$(22,195)	$277,660	$7,766	$(124,992)	$138,265
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	97	—	(116)	1,304	152	—	—	1,456
Vesting of restricted stock awards	565	1	—	—	—	—	—	1
Stock compensation expense	—	—	—	—	9,498	—	—	9,498
Repurchase of common stock to be held in treasury	—	—	406	(3,469)	—	—	—	(3,469)
Tax deficiency associated with non qualified stock option exercises and forfeitures	—	—	—	—	(228)	—	—	(228)
Net loss	—	—	—	—	—	—	(12,288)	(12,288)
Foreign currency translation adjustment	—	—	—	—	—	(12,686)	—	(12,686)

Comprehensive loss	—	—	—	—	—	—	—	(24,974)

Balances at June 30, 2009	26,516	$27	2,205	$(24,360)	$287,082	$(4,920)	$(137,280)	$120,549
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	1,248	1	(156)	1,726	11,577	—	—	13,304
Issuance of common stock in connection with stock offering, net of offering costs	4,200	4	—	—	57,520	—	—	57,524
Vesting of restricted stock awards	412	—	—	—	—	—	—	—
Issuance of warrants in connection with acquisition	—	—	—	—	10,520	—	—	10,520
Stock compensation expense	—	—	—	—	8,956	—	—	8,956
Repurchase of common stock to be held in treasury	—	—	2	(23)	—	—	—	(23)
Tax benefit associated with non qualified stock option exercises and forfeitures	—	—	—	—	45	—	—	45
Net income	—	—	—	—	—	—	3,954	3,954
Foreign currency translation adjustment	—	—	—	—	—	(4,438)	—	(4,438)

Comprehensive loss	—	—	—	—	—	—	—	(484)

Balances at June 30, 2010	32,376	$32	2,051	$(22,657)	$375,700	$(9,358)	$(133,326)	$210,391

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2010	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$3,954	$(12,288)	$(5,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	13,214	15,563	11,399
Stock compensation expense	8,956	9,498	8,803
Depreciation and amortization of property, plant and equipment	4,565	3,914	3,511
Deferred income tax (expense) benefit	652	327	(616)
Provision for allowances on accounts receivable	(105)	(152)	(348)
Provision for allowances for obsolescence of inventory	35	38	16
Excess tax benefits associated with stock compensation	(267)	(15)	(125)
Loss on disposal of equipment	4	15	54
Gain (loss) on foreign exchange	74	(50)	(275)
Changes in operating assets and liabilities:
Accounts receivable	(3,826)	3,903	(2,021)
Inventory	17	16	125
Prepaid expenses and other current assets	(1,659)	(31)	678
Other assets	2,254	(3,232)	482
Accounts payable	162	(2,284)	(190)
Accrued expenses	466	(1,568)	(4,339)
Deferred revenue	(2,069)	10,722	3,273
Other liabilities	87	168	1,015

Net cash provided by operating activities	26,514	24,544	16,181
Investing activities
Acquisition of businesses and assets, net of cash acquired	(18,067)	—	(36,730)
Purchases of available-for-sale securities	—	—	(225)
Proceeds from sales of available-for-sale securities	—	—	27,050
Purchases of held-to-maturity securities	(50)	(53)	(51)
Proceeds from sales of held-to-maturity securities	50	53	51
Purchases of property and equipment, net	(4,368)	(3,133)	(4,971)

Net cash used in investing activities	(22,435)	(3,133)	(14,876)
Financing activities
Proceeds from sale of common stock, net	57,524	—	—
Proceeds from exercise of stock options and employee stock purchase plan	13,304	1,456	5,788
Repurchase of common stock	(23)	(3,469)	(10,961)
Excess tax benefits associated with stock compensation	267	15	125
Capital lease payments	(110)	(131)	(45)
Payment of bank financing fees	(18)	(30)	(28)
Payment of long-term financing obligation	(89)	(89)	—

Net cash provided by (used in) financing activities	70,855	(2,248)	(5,121)
Effect of exchange rate changes on cash	(2,431)	(4,224)	135

Increase (decrease) in cash and cash equivalents	72,503	14,939	(3,681)
Cash and cash equivalents at beginning of year	50,255	35,316	38,997

Cash and cash equivalents at end of year	$122,758	$50,255	$35,316

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$52	$96	$9
Income taxes	$1,591	$1,341	$218
Non-cash investing and financing activities:
Issuance of warrants in connection with acquisition of business	$10,520	$—	$—

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 30, 2010, 2009 and 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2010 the Company’s cash equivalents consisted of demand deposit accounts and money market funds.

Marketable Securities

The Company accounts for marketable securities in accordance with authoritative guidance issued by the Financial Accounting Standards Board (FASB), Accounting for Certain Investments in Debt and Equity Securities, which establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading.

From time to time, the Company’s marketable securities may consist of corporate bonds and term deposits at banking institutions. The Company’s held to maturity investments, which mature within one year, are recorded at amortized cost and interest income is recognized in earnings when earned. The cost of securities sold is determined based on the specific identification method. At June 30, 2010 and 2009 amortized cost approximated fair value.

The table below presents information regarding the Company’s marketable securities by major security type as of June 30, 2010 and 2009.

	June 30, 2010			June 30, 2009
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	51	—	51	48	—	48

Total marketable securities	$51	$—	$51	$48	$—	$48

Other Investments

In April 2010, the Company made an investment of $0.3 million in a privately-held technology company. This investment is being accounted for at cost as the Company does not have the ability to exercise significant influence over the investee, and is reported as a component of other assets at June 30, 2010. The investment is evaluated periodically for other than temporary impairment; impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. At June 30, 2010, the Company had concluded that its investment was not impaired.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company had approximately $123 million of cash, cash equivalents and marketable securities invested primarily with three financial institutions at June 30, 2010. Balances of cash, cash equivalents and marketable securities are typically in excess of any insurance, such as FDIC coverage, that may protect the Company’s deposits. The Company’s accounts receivable are reported in its consolidated balance sheet net of allowances for uncollectible accounts and customer returns. The Company believes that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising its customer base. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom the Company has no prior collections history, and collateral is generally not required. The Company maintains reserves for potential credit losses based on customer specific situations as well as its historic experience and such losses, in the aggregate, have not exceeded management’s expectations. For the fiscal year ended June 30, 2010, the Company had one customer that accounted for approximately 10% of the Company’s consolidated revenues. The revenue from this customer is a component of the Banking Solutions segment. There were no customers that accounted for more than 10% of the Company’s accounts receivable balance at June 30, 2010. There was one customer that accounted for approximately 10% of the Company’s accounts receivable balance at June 30, 2009.

Financial Instruments

The fair value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable and accounts payable, are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at June 30, 2010 and 2009, respectively, due to the short-term nature of the instruments.

Accounts Receivable

Accounts receivable include unbilled receivables of approximately $1.2 million and $0.2 million at June 30, 2010 and 2009, respectively. Unbilled receivables predominantly represent revenues recognized on long-term contracts for which billings have not yet been presented to the customers, based on the contractually stipulated billing requirements.

Inventory

Inventory is stated at the lower of the Company’s cost of purchase (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to six years). Software is depreciated on a straight-line basis over the estimated useful lives of the assets (generally one to three years). The building is depreciated on a straight-line basis over the estimated useful life of the asset (fifty years). Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the respective remaining lease term, inclusive of any expected renewal periods. Periodically, based on specific transactions, the Company may assign a life in excess of the general range of useful lives noted if the acquired asset’s estimated period of use is in excess of the high end of the range.

Goodwill and Other Intangible Assets

The Company initially records goodwill and other intangible assets at their estimated fair values, and reviews these assets periodically for impairment. In connection with prior business and asset acquisitions, the Company has recorded goodwill based on the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is tested at least annually for impairment. The historical timing of the Company’s annual impairment review is during its fourth quarter.

The Company’s specifically identifiable intangible assets, which consist principally of acquired core technology and customer related intangible assets, are reported net of accumulated amortization. These intangible assets are being amortized over their estimated useful lives, which range from one to ten years, at amortization rates that are proportional to each asset’s estimated economic benefit to the Company. The carrying value of these intangible assets is reviewed annually by the Company, or more frequently if indicators of impairment are present.

In performing its review of the recoverability of goodwill and other intangible assets the Company considers several factors, including whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset. The Company also considers whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life. In the case of goodwill, the Company must estimate the fair value of the reporting unit to which the goodwill is assigned. If, as a result of examining any of these factors, the Company concludes that the carrying value of its goodwill or other intangible assets exceeds its estimated fair value the Company will recognize an impairment charge and reduce the carrying value of the asset to its estimated fair value.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $1.2 million, $1.2 million, and $1.3 million for the years ended June 30, 2010, 2009 and 2008, respectively.

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

Income Taxes and Income Tax Uncertainties

The Company recognizes deferred tax assets and deferred tax liabilities based on differences in the financial reporting and tax basis of the underlying assets or liabilities, measured at tax rates that are expected to be in effect when the differences reverse. A valuation allowance to reduce the carrying value of deferred tax assets is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has concluded that it is more likely than not that the deferred tax assets associated with its US operations and a component of the deferred tax assets associated with its European operations will not be realized and a valuation allowance has been recorded against those assets. Deferred tax assets of Australia have been fully recognized, as those amounts are expected to be realized by the Company’s Australian subsidiaries.

In respect of income tax uncertainties, the Company performs a two-step analysis for all tax positions. The first step involves making an evaluation of the underlying tax position based solely on technical merits (such as tax law) and the second step involves measuring the tax position based on the probability of it being sustained in the event of a tax examination. The Company recognizes tax benefits at the largest amount that it deems more likely than not will be realized upon ultimate settlement of any tax uncertainty. Tax positions that fail to qualify for recognition are recognized in the period in which the “more-likely-than-not” standard has been reached, when the tax positions are resolved with the respective taxing authority or when the statute of limitations for tax examination has expired.

The company records any interest or penalties accruing in respect of uncertain tax positions as a component of income tax expense.

Share Based Compensation

The Company recognizes expense for the estimated fair value of its stock-based compensation. The expense associated with share based payment awards is recognized on a straight-line basis over the award’s vesting period.

Capitalized Software Costs

Capitalization of software development costs begins upon the establishment of technological feasibility. In the development of the Company’s products and its enhancements to existing products, technological feasibility is not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. For the years ended June 30, 2010, 2009 and 2008, there were no material costs capitalized since substantially all development costs were incurred prior to attaining technological feasibility.

Revenue Recognition

The Company recognizes revenue on its software license arrangements when four basic criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectability is deemed probable. The Company considers a fully executed, non-cancelable agreement or a customer purchase order to be persuasive evidence of an arrangement. Delivery is deemed to have occurred upon transfer of the product title to the customer or the completion of services rendered. The Company considers the arrangement fee to be fixed and determinable if it is not subject to adjustment and if the customer has not been granted extended payment terms. Excluding our long term contract arrangements for which revenue is recorded on a percentage of completion basis, extended payment terms are deemed to be present when any portion of the software license fee is due in excess of 90 days after the date of product delivery. In arrangements that contain extended payment terms, software revenue is recorded as customer payments become contractually due, assuming all other revenue recognition criteria have been met. The Company considers the arrangement fee to be probable of collection if its internal credit analysis indicates that the customer will be able to pay contractual amounts as they become due.

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

Certain of the Company’s software license arrangements require significant customization and modification and involve extended implementation periods and as such do not qualify for separate element treatment. These arrangements are typically accounted for using percentage of completion contract accounting. In such arrangements, since the Company is able to make reasonably reliable estimates of progress toward completion, revenue is recognized over the life of the project as work is performed. Revenue earned in each reporting period is determined based on the percentage of labor hours incurred on the project as a percentage of total estimated labor hours. Customer payment milestones for both software and professional services fees on these long-term arrangements typically occur on a periodic basis over the period of project completion.

For arrangements not involving a software license fee, such as with the Company’s hosted or SaaS offerings or equipment and supplies only sales, the Company recognizes revenue when four basic criteria are met; these criteria are similar to those governing software transactions: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectability is reasonably assured. Up-front fees paid by the customer, even if non-refundable, that do not represent the completion of a separate earnings process are deferred and recognized as revenue over the period of performance. The Company periodically charges up-front fees, generally related to installation and integration services, in connection with certain of its hosted or SaaS offerings. These fees are deferred and recognized as revenue ratably over the estimated customer relationship period, which is generally five years, and the revenue recognition period associated with these fees normally commences upon customer implementation. The Company expenses contract origination costs and incremental direct costs as incurred.

Customer Returns

The sales value of customer returns are estimated and accrued for based upon return authorizations issued and past history. Actual returns, in the aggregate, have been consistent with management’s expectations and have historically not been significant.

Earnings per Share

The Company calculates and presents both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options or any other type of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

401(k) and Defined Contribution Pension Plans

The Company has a 401(k) Plan (the Plan), whereby eligible US employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. The Company may contribute a discretionary matching contribution annually equal to 50% of each such participant’s deferred compensation up to the first 5% of their annual eligible compensation. The Company charged approximately $0.8 million, $0.7 million, and $0.5 million to expense in the fiscal years ended June 30, 2010, 2009 and 2008, respectively, associated with its matching contribution for those years.

The Company has a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. The Company contributes 3% of the employee’s annual compensation as long as the individual contributes a minimum of 1% of their annual compensation to the plan. The Company charged approximately $0.7 million, $0.7 million, and $0.4 million to expense in the fiscal years ended June 30, 2010, 2009 and 2008, respectively, under the GPPP.

The Company is required by Australian government regulation to pay a certain percentage, currently 9%, of gross salary to a compliant Superannuation Fund for the benefit of its Australian employees. The Company charged approximately $0.1 million to expense in each of the fiscal years ended June 30, 2010, 2009 and 2008, reflecting its contribution to the Superannuation Fund.

Comprehensive Income (Loss)

Comprehensive income or loss includes all changes in equity during a period from non-owner sources, such as foreign currency translation adjustments.

Recent Accounting Pronouncements:

Fair Value

In January 2010, the FASB issued authoritative guidance, Improving Disclosures about Fair Value Measurements, aimed at improving financial statement disclosures about fair value measurements. This guidance requires the following new disclosures:

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

•

the inclusion of a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements)

The guidance became effective for the Company on January 1, 2010, except for the disclosures related to the roll forward activities for Level 3 fair value measurements which will become effective for the Company on July 1, 2011. Other than enhanced financial statement disclosures, this guidance will not impact the Company’s financial statements.

Business Combinations

In December 2007, the FASB issued authoritative guidance, Business Combinations, which significantly changed the accounting for and reporting of business combination transactions. The most significant changes included:

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

The Company adopted this guidance on July 1, 2009. Accordingly, the acquisition of PayMode in September, 2009 was accounted for under these requirements.

Recently Issued Accounting Standards Not Yet Adopted:

Revenue Recognition

In October 2009, the FASB issued authoritative guidance on two issues related to revenue recognition.

The first issue, Revenue Arrangements with Multiple Deliverables, applies to multiple-deliverable revenue arrangements and provides for two significant changes to existing multiple-element revenue recognition guidance. The first change relates to the determination of when individual deliverables within an arrangement should be treated as separate units of accounting. Broadly, a deliverable should be treated as a separate unit of accounting when it has value to the customer on a standalone basis and when delivery or performance of any undelivered items is considered to be probable and substantially within the control of the vendor. The second change relates to the manner in which arrangement consideration should be allocated to any separately identified deliverables and requires that the allocation of revenue among deliverables be based on vendor specific objective evidence or third-party evidence of selling price and, to the extent that neither of these levels of evidence exist, that the allocation be based on the vendor’s best estimate of selling price for each deliverable. Use of the residual method of allocating revenue to arrangement deliverables is specifically prohibited unless the revenue transaction is governed by software revenue recognition literature. Financial statement disclosure requirements have also been significantly expanded.

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

The Company adopted these issues on a prospective basis on July 1, 2010, and does not believe that these pronouncements will have a material effect on its financial statements.

Reclassifications

Certain prior year amounts related to stock compensation expense have been reclassified to conform to current year presentation.

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

At June 30, 2010, assets and liabilities of the Company measured at fair value on a recurring basis were as follows:

	June 30, 2010			June 30, 2009
(in thousands)	Fair Value Measurements Using Input Types		Total	Fair Value Measurements Using Input Types		Total
	Level 1	Level 2		Level 1	Level 2
Assets:
Money market funds (cash and cash equivalents)	$58,257	$—	$58,257	$2,613	$—	$2,613
U.S. Treasury Securities (cash and cash equivalents)	—	—	—	780	—	780

Total assets	$58,257	$—	$58,257	$3,393	$—	$3,393

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The Company’s marketable securities are classified as held to maturity and recorded at amortized cost which, at June 30, 2010 and 2009, approximated fair value. These investments all mature within one year. The fair value of the Company’s other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

4. Product and Business Acquisitions

PayMode

On September 14, 2009, the Company completed the purchase of substantially all of the assets and related operations of PayMode from Bank of America (the “Bank”). PayMode facilitates the electronic exchange of payments and invoices between organizations and their suppliers and is operated as a SaaS offering.

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

Upon acquisition, PayMode was integrated into existing business lines of the Company in a manner that makes tracking or reporting earnings specifically attributable to PayMode impracticable. For the year ended June 30, 2010, revenues attributable to PayMode represented approximately 5% of the Company’s consolidated revenues.

The Company has finalized its estimates of fair value for property, equipment and intangible assets acquired. In the allocation of the purchase price set forth below, the Company has recognized approximately $2.7 million of goodwill. This amount is deductible for US income tax purposes and is arising principally due to the assembled workforce of PayMode and due to expected product synergies arising from the acquisition. Acquisition costs of approximately $0.5 million were expensed during the year ended June 30, 2010, principally as a component of general and administrative expenses.

The allocation of the purchase price is as follows:

(in thousands)
Current assets	1,310
Property and equipment	4,901
Intangible assets	18,659
Goodwill	2,683
Current liabilities	(33)

Total purchase price	$27,520

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

	Pro Forma (unaudited) June 30,
	2010	2009
	(in thousands)
Revenues	$159,193	$143,799
Net income (loss)	$2,272	$(19,815)
Net income (loss) per basic share attributable to common stockholders	$0.09	$(0.82)
Net income (loss) per diluted share attributable to common stockholders	$0.09	$(0.82)

After the acquisition of PayMode, the Company combined the core features and functionality of PayMode and its electronic invoicing solution, Bottomline Business eXchange, and launched a rebranded, combined technology solution: Paymode-X. This solution offers an electronic order-to-pay network that encompasses in excess of 100,000 suppliers.

Global Commission Payments

On February 24, 2010, the Company acquired certain customer contracts associated with Bank of America’s Global Commission Payments business. The initial consideration paid by the Company was $1.0 million in cash; this cost has been classified as a component of the Company’s customer related intangible assets and is being amortized over an estimated life of seven years. For acquired contracts that the Company successfully migrates to its Paymode-X solution, additional consideration is due to Bank of America based on a trailing revenue multiple of the underlying customer. The Company anticipates that additional consideration of up to $5 million may be contingently payable to Bank of America, based on the outcome of customer migration to Paymode-X. The migration exercise is currently targeted for completion in late calendar year 2010; any additional consideration will be recorded by the Company as an increase to the cost of the acquired contracts in the period in which payment to Bank of America becomes probable and the amount of payment is reasonably estimable.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2010	2009
	(in thousands)
Land	$283	$329
Buildings and improvements	5,659	5,434
Furniture and fixtures	2,055	2,071
Technical equipment	20,442	17,520
Software	10,844	6,323

	39,283	31,677
Less: Accumulated depreciation and amortization	24,722	21,571

	$14,561	$10,106

6. Goodwill and Other Intangible Assets

At June 30, 2010, the carrying value of the Company’s goodwill was approximately $64.3 million and consisted of approximately $46.1 million, $6.5 million and $11.7 million allocated to the Company’s Payments and Transactional Documents, Banking Solutions, and Outsourced Solutions segments, respectively. The decrease in goodwill in 2010 was due principally to a decrease in the exchange rates of the British Pound Sterling, which resulted in a lower U.S. dollar amount upon foreign currency translation, offset in part by the impact of the PayMode acquisition.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$58,747	$(37,981)	$20,766	8.5
Core technology	32,224	(24,210)	8,014	5.3
Patent	953	(314)	639	9.0
Other intangible assets	2,338	(585)	1,753	12.3

Total	$94,262	$(63,090)	$31,172

Unamortized intangible assets:
Goodwill			64,294

Total intangible assets			$95,466

	As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$50,194	$(29,753)	$20,441	3.0
Core technology	28,093	(24,633)	3,460	1.7
Patent	953	(243)	710	10.0
Other intangible assets	1,045	(636)	409	1.8

Total	$80,285	$(55,265)	$25,020

Unamortized intangible assets:
Goodwill			64,569

Total intangible assets			$89,589

Estimated amortization expense for fiscal year 2011 and subsequent fiscal years is as follows:

(in thousands)
2011	$10,059
2012	5,278
2013	3,751
2014	1,923
2015	1,810
2016 and thereafter	8,351

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Banking Solutions	Outsourced Solutions
	(in thousands)
Balance at June 30, 2008	$55,888	$6,503	$9,796
Goodwill acquired during the period	—	—	—
Purchase accounting and other adjustments	(436)	—	(56)
Impact of foreign currency translation	(6,428)	—	(698)

Balance at June 30, 2009	49,024	6,503	9,042
Goodwill acquired during the period	—	—	2,683
Purchase accounting and other adjustments	(63)	—	243
Impact of foreign currency translation	(2,826)	—	(312)

Balance at June 30, 2010	$46,135	$6,503	$11,656

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2010	2009
	(in thousands)
Employee compensation and benefits	$5,382	$6,095
Sales and value added taxes	1,130	1,069
Accrued income taxes payable	671	39
Accrued royalties and hosting fees	615	133
Professional fees	591	802
Other	1,326	1,152

	$9,715	$9,290

8. Restructuring Costs

During the fourth quarter of fiscal 2009, the Company reduced its workforce by approximately 40 full time positions and announced the departure of its Chief Operating Officer. In connection with these events, the Company incurred expenses of approximately $3.0 million associated with severance related benefits. This included approximately $1.4 million associated with stock compensation expense, the substantial majority of which was recorded as a component of general and administrative expenses. The restructuring costs were recorded as expense within the same functional expense category in which the affected employees had been assigned. Excluding the impact of stock compensation, the expense was recorded in 2009 as follows:

Fiscal 2009 (in thousands)
Subscriptions and transactions cost of sales	$103
Service and maintenance cost of sales	270
Sales and marketing	320
Product development and engineering	189
General and administrative	666

$1,548

A summary rollforward of the severance related liabilities is as follows:

(in thousands)
Accrued benefits recorded in 2009	$1,548
Payments charged against the accrual	(1,152)
Impact of changes in foreign currency exchange rates	30

Accrued severance benefits at June 30, 2009	$426
Payments charged against the accrual	(375)
Adjustments to the accrual	(52)
Impact of changes in foreign currency exchange rates	1

Accrued severance benefits at June 30, 2010	$—

9. Commitments and Contingencies

Leases

The Company leases its principal office facility in Portsmouth, NH under a non-cancelable operating lease expiring in 2022. In addition, the Company has two five year options to further extend the term of this lease. Rent expense is fixed for the base term of the lease, subject to increases each year of 2.4% or five times the consumer price index, whichever is less. The Company is also required to pay certain incremental operating costs above the base rent.

The Company leases office space in certain other cities, worldwide, under operating leases that expire at various dates. In addition to the base rent, the Company is typically also responsible for a portion of the operating expenses associated with these facilities. Where operating leases contain rent escalation clauses or certain types of landlord concessions, the effect of these transactions are applied in the determination of the straight-line expense over the lease term.

Rent expense, net of sublease income, for the fiscal years ended June 30, 2010, 2009 and 2008 was $3.6 million, $3.8 million, and $3.5 million, respectively. The Company subleases space in several of its offices. Sublease income for the fiscal years ended June 30, 2010, 2009 and 2008 was approximately $0.2 million, $0.2 million, and $0.1 million, respectively.

Future minimum annual rental commitments under the Company’s facilities, equipment, and vehicle leases at June 30, 2010 are as follows:

(in thousands)
2011	$3,272
2012	3,035
2013	2,836
2014	2,718
2015	1,361
2016 and thereafter	6,816

$20,038

Included as a component of the minimum lease commitments above is approximately $0.1 million related to capital lease obligations. Depreciation expense on assets recorded under capital lease arrangements is included as a component of the Company’s consolidated depreciation expense.

Long Term Service Arrangements

The Company has entered into a service agreement, with a three year minimum commitment that expires in fiscal year 2013, for disaster recovery services. In addition to the base term, the Company has the option to extend the term of the service agreement for an additional two years. Payments are fixed for the initial three year term at $0.2 million per year and are subject to a seven percent increase in years four and five in the event that the Company elects to extend the service.

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

In July 2002, the Company and Optio joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline and denying in part the motion to dismiss as to Optio. In addition, in October 2002, Daniel M. McGurl, Robert A. Eberle, C. Wayne Cape and F. Barron Hughes were dismissed from this case without prejudice. Both Bottomline and Optio authorized the negotiation of a settlement of the pending claims, and the parties negotiated a settlement, which was subject to approval by the court. On August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. On June 25, 2007, the District Court signed an order terminating the settlement. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion was withdrawn. Neither Bottomline nor Optio’s cases are part of the designated focus case group. On November 13, 2007, the issuer defendants in the designated focus cases filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in these focus cases. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On August 25, 2009, the plaintiffs filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 25, 2009. Various notices of appeal of the Court’s order have been filed.

The Company, and its subsidiary Optio, intend to vigorously defend themselves in these actions. Bottomline does not currently believe that the outcome of these proceedings will have a material adverse impact on its financial condition, results of operations or cash flows.

Contingencies

In April 2010, the Company received notification from an outside software consortium alleging that the Company may have installed unlicensed versions of certain third-party software on its computers. The notification requested that the Company undertake an internal review to assess the merits of such claims and this review is in process. The Company does not believe this matter will have a material impact on its financial position or operating results.

10. Notes Payable and Credit Facilities

In September 2009, the Company renewed, through September 22, 2011, its Loan and Security Agreement with Silicon Valley Bank (Credit Facility). The Credit Facility, as renewed, provides for aggregate borrowings of up to $0.5 million and requires the Company to maintain certain financial covenants. Borrowings under the Credit Facility are secured by substantially all US-owned assets of the Company, bear interest at the bank’s prime rate (4.0% at June 30, 2010) and are due on the expiration date of the Credit Facility. The borrowing capacity under the Credit Facility is reduced by any outstanding letters of credit. At June 30, 2010 a $0.5 million letter of credit had been issued to the Company’s landlord as part of the lease agreement for its corporate headquarters.

11. Share Based Payments

The Company recognizes expense for the estimated fair value of all share based payments to employees. The Company records expense associated with its share based payment awards on a straight-line basis over the award vesting period. For the fiscal years ended June 30, 2010, 2009, and 2008, the Company recorded expense of approximately $9.0 million, $9.5 million and $8.8 million respectively, in connection with its share-based payment awards.

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

The Company’s employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, the Company measures the fair value of these awards at intrinsic value (the value of the Company’s common stock less the employee purchase price) at the end of each reporting period. For the fiscal years ended June 30, 2010, 2009 and 2008, the Company recorded compensation cost of approximately $1.6 million, $0.2 million and $0.3 million, respectively, associated with its employee stock purchase plan. As a result of employee stock purchases in fiscal years 2010, 2009 and 2008, the Company issued approximately 156,000, 116,000 and 86,000 shares of its common stock, respectively. The aggregate intrinsic value of shares issued under the employee stock plan during fiscal years 2010, 2009 and 2008 was $1.4 million, $0.2 million and $0.4 million, respectively. At June 30, 2010, based on employee withholdings and the Company’s common stock price at that date, approximately 46,000 shares of common stock, with an approximate intrinsic value of $0.3 million would have been eligible for issuance were June 30, 2010 to have been a designated stock purchase date.

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

Beginning in February 2006, the Company determined that, in lieu of stock option awards, it would grant restricted stock awards for 8,000 shares of the Company’s common stock to each non-employee director upon his or her initial election to the Board of Directors. These restricted stock awards vest over a period of four years from the date of grant, with 25% of the shares vesting on the first anniversary of the date of grant and an additional 6.25% of the shares vesting each quarter thereafter. Through fiscal 2009, these awards were granted under the Company’s 2000 Stock Incentive Plan, but will be granted under the 2009 Plan (discussed below) going forward.

Additionally, until November 2005, each non-employee director was granted an option to purchase 7,500 shares of common stock at each annual meeting of stockholders following the annual meeting of the initial year of their election. These options vested one year from the date of the grant. Beginning November 17, 2005, the Company determined that in lieu of these annual stock option grants it would grant restricted stock awards for 3,000 shares of its common stock to each non-employee director on the date of each annual meeting of stockholders, with such awards vesting over a one year period. Accordingly, 24,000 shares of restricted stock were issued by the Company under the Company’s 2000 Stock Incentive Plan in November 2009 to its non-employee directors. Annual awards to directors will be granted under the 2009 plan going forward.

In February 2008, the Company approved a modification to the Director Plan to permit any director to elect to exercise options that were in-the-money and fully vested on a net share settlement basis. Any director so electing would receive shares of the Company’s common stock with a value equal to the closing market price of the Company’s common stock on the date of exercise less the exercise price of the options. Any director making such an election agrees not to sell or transfer any of the shares received upon exercise for a period of two years from the exercise date. The Company implemented this feature to encourage and promote long-term share ownership by its directors. The modification did not result in any incremental compensation expense, as the fair value of the modified director awards were not in excess of their fair value immediately prior to the modification.

Awards issued to the Company’s directors are granted as compensation for their service as directors.

2000 Employee Stock Incentive Plan

On November 16, 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan), which provides for the issuance of stock options and restricted stock. Stock option awards under this plan have a

10-year contractual term. The 2000 Plan was administered by the Board of Directors which had the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for awards granted under the 2000 Plan was principally over four years from the date of the grant, with 25% of the award vesting after one year and 6.25% of the award vesting each quarter thereafter. The Company initially reserved 1,350,000 shares of its common stock for issuance under the 2000 Plan.

On the first day of each fiscal year, the number of shares of common stock authorized for issuance under the 2000 Plan automatically increased, without additional Board or stockholder approval. The number of shares authorized for issuance increased, when added to the remaining available shares, to total an amount equal to 12% of the number of shares of common stock outstanding on the first day of the fiscal year, or such lesser number as the Board of Directors may determine prior to such increase. The annual increase could never exceed 5,000,000 shares. Stock options issued under the 2000 Plan must be issued at an exercise price not less than 100% of the fair market value of the common stock at the date of grant. In connection with the adoption of the 2009 Stock Incentive Plan, the Company announced that all outstanding awards under the 2000 Plan would remain in effect, but no additional grants would be made under the 2000 Plan.

2009 Stock Incentive Plan

On November 19, 2009, the Company adopted the 2009 Stock Incentive Plan (the 2009 Plan), which provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Stock option awards under this plan have a 10-year maximum contractual term and must be issued at an exercise price of not less than 100% of the fair market value of the common stock at the date of grant. The 2009 Plan is administered by the Board of Directors which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for awards granted under the 2009 Plan is principally over four years from the date of the grant, with 25% of the award vesting after one year and 6.25% of the award vesting each quarter thereafter. The Company reserved 2,750,000 shares of its common stock for issuance under the 2009 Plan, plus additional shares equal to the number of shares subject to outstanding awards under its prior plans which expire, terminate or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company.

Compensation cost associated with stock options represented approximately $2.1 million of the total share based payment expense recorded for the fiscal year ended June 30, 2010. The stock options were valued using a Black Scholes method of valuation and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. The assumptions made for purposes of estimating fair value under the Black Scholes model for options granted during the fiscal years ended June 30, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Dividend yield	0%	0%	0%
Expected term of options (years)	4.4	4.3–4.4	4.3–4.4
Risk-free interest rate	2.2-2.7%	1.45–3.3%	2.37–4.88%
Volatility	50-51%	45–50%	44–48%

The Company’s estimate of the expected option term was derived based on a review of historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. The estimated stock price volatility was derived based on a review of the Company’s actual historic stock prices over the past five years.

A summary of stock option and restricted stock activity for 2010 is as follows; in respect of shares available for grant, the shares are available for issuance by the Company as either a stock option or as a restricted stock award:

		Non-vested Stock		Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share data)
Awards outstanding at June 30, 2009	2,090	812	$10.26	4,263	$11.95	5.21	$3,085
Additional shares reserved	2,750
Awards granted (1)	(1,635)	979	$14.00	607	$12.72
Shares vested		(412)	$10.66
Stock options exercised				(1,248)	$9.88
Awards forfeited or expired (1)	577	(33)	$11.31	(541)	$23.54
Options and shares removed from shares available for grant (2)	(1,029)

Awards outstanding at June 30, 2010	2,753	1,346	$12.83	3,081	$10.90	5.90	$7,926

Stock options exercisable at June 30, 2010				1,841	$11.10	4.14	$4,901

(1)	The 2009 Plan has a fungible share pool in which restricted stock awards will be counted against the plan (or replenished within the plan, in respect of award forfeitures) as 1.28 shares for each one share of Common Stock subject to such restricted stock award.
(2)	Shares eliminated from shares available for grant in connection with retirement of the 1998 Non-Employee Director Stock Option Plan and the 2000 Stock Incentive Plan. In connection with the adoption of the 2009 Plan, the Company announced that all outstanding awards under its prior plans would remain in effect, but no additional grants would be made.

The weighted average grant date fair value of stock options granted during 2010, 2009 and 2008 was $5.53, $2.97 and $4.81, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2010, 2009 and 2008 was approximately $7.5 million, $0.4 million and $3.5 million, respectively. The total fair value of stock options that vested during the fiscal years ended June 30, 2010, 2009 and 2008 was approximately $1.7 million, $3.0 million and $4.4 million, respectively. The tax benefit realized for stock options exercised during 2010 was approximately $0.4 million. As of June 30, 2010, there was approximately $4.8 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.5 years.

The following table presents weighted average price and life information about significant stock option groups outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands, except per share data)
$ 3.30–$ 7.25	602,594	7.61	$6.6177	207,184	$5.8241
$ 7.26–$ 9.28	324,443	3.01	8.1729	297,499	8.1489
$ 9.29–$10.06	380,423	4.80	9.6387	334,463	9.6035
$10.07–$11.93	573,393	5.27	11.5131	502,743	11.5930
$12.30–$13.00	1,024,283	7.00	12.7111	334,232	12.7685
$13.01–$14.00	91,352	5.01	13.8315	84,852	13.8502
$14.01–$16.92	22,500	5.58	16.0444	17,500	15.7943
$16.93–$37.31	62,500	0.26	32.7444	62,500	32.7444

	3,081,488	5.90	$10.9034	1,840,973	$11.1012

The majority of the Company’s restricted stock awards vest over a four year period on a vesting schedule similar to the Company’s employee stock options, however certain restricted stock awards vest over a two year period and restricted stock awards granted annually to the Company’s non-employee directors vest after a one year period. Restricted stock awards are valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The Company recorded expense of approximately $5.3 million associated with its restricted stock awards for the fiscal year ended June 30, 2010. As of June 30, 2010, there was approximately $14.3 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 2.2 years. Approximately 0.4 million shares of restricted stock awards vested during the year ended June 30, 2010.

12. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended June 30,
	2010	2009	2008
Basic:
Net income (loss)	$3,954	$(12,288)	$(5,261)
Less: Net income allocable to participating securities	(76)	—	—

Net income (loss) allocable to common stockholders—basic	$3,878	$(12,288)	$(5,261)

Basic net income (loss) per share attributable to common stockholders	$0.15	$(0.51)	$(0.22)

Shares used in computing basic net income (loss) per share attributable to common stockholders	25,552	24,044	23,825

Diluted:
Net income (loss)	$3,954	$(12,288)	$(5,261)
Less: Net income allocable to participating securities	(72)	—	—

Net income (loss) allocable to common stockholders—diluted	$3,882	$(12,288)	$(5,261)

Diluted net income (loss) per share attributable to common stockholders	$0.15	$(0.51)	$(0.22)

Shares used in computing diluted net income (loss) per share attributable to common stockholders	26,696	24,044	23,825

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

At June 30, 2010, 2009, and 2008, 0.6 million, 4.3 million, and 4.0 million shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share, respectively, as their effect on the calculation would have been anti-dilutive.

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

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. The Company’s Legal eXchange solution, which provides the opportunity to create more efficient processes for managing invoices generated by outside law firms while offering access to important legal spend factors such as budgeting, expense monitoring and outside counsel performance, is included within this segment. This segment also incorporates the Company’s hosted and outsourced accounts payable automation solutions, including Paymode-X, which the Company acquired in September 2009. Revenue within this segment is generally recognized on a subscription or transaction basis or proportionately over the estimated life of the customer relationship.

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

The Company does not track or assign its assets by operating segment.

The Company has presented segment information for the years ended June 30, 2010, 2009 and 2008 according to the segment descriptions above.

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$93,449	$90,786	$84,962
Banking Solutions	33,129	22,936	22,107
Outsourced Solutions	31,412	24,292	24,172

	$157,990	$138,014	$131,241

Segment measure of profit (loss):
Payments and Transactional Documents	$21,766	$14,662	$14,052
Banking Solutions	4,508	(1,739)	1,150
Outsourced Solutions	3,030	2,349	(2,610)

Total measure of segment profit	$29,304	$15,272	$12,592

A reconciliation of the measure of segment profit to the Company’s GAAP operating loss for 2010, 2009 and 2008, before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Segment measure of profit	$29,304	$15,272	$12,592
Less:
Amortization of intangible assets	(13,214)	(15,563)	(11,399)
Stock compensation expense	(8,956)	(9,498)	(8,803)
Acquisition related expenses	(585)	(581)	(269)
Restructuring charges	52	(1,548)	—
Add:
Other (expense) income, net	(93)	443	3,082

Income (loss) before provision for income taxes	$6,508	$(11,475)	$(4,797)

The following depreciation expense amounts are included in the segment measure of profit (loss):

	Fiscal Year Ended June 30
	2010	2009	2008
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$1,615	$1,685	$1,515
Banking Solutions	669	701	528
Outsourced Solutions	2,281	1,528	1,468

Total depreciation expense	$4,565	$3,914	$3,511

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

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Revenues from unaffiliated customers:
United States	$105,433	$85,698	$74,846
Europe	50,702	50,826	54,673
Australia	1,855	1,490	1,722

Total revenues from unaffiliated customers	$157,990	$138,014	$131,241

Long-lived assets, which are based on geographical designation, were as follows:

	Fiscal Year Ended June 30,
	2010	2009
	(in thousands)
Long-lived assets:
United States	$13,593	$12,160
Europe	2,464	2,313
Australia	121	137

Total long-lived assets	$16,178	$14,610

Revenues and long-lived assets attributable to Europe relate predominantly to the UK.

14. Income Taxes

Deferred tax assets and liabilities are calculated based on the differences between the financial reporting and tax basis of assets and liabilities and are measured by applying tax rates that are expected to be in effect when the differences reverse. Significant components of the Company’s deferred income taxes are as follows:

	June 30,
	2010	2009
	(in thousands)
Deferred tax assets:
Allowances and reserves	$247	$328
Various accrued expenses	1,199	1,440
Inventory	44	60
Deferred revenue	1,693	1,066
Intangible assets	11,179	9,487
Property, plant and equipment	1,456	1,394
Capital loss and impairment losses on equity investments	444	445
Stock compensation	3,144	3,764
Net operating loss carryforwards	17,194	21,903
Research and development and other credits	3,325	2,882

Total deferred tax assets	39,925	42,769
Valuation allowance	(38,574)	(40,375)

Net deferred tax assets	1,351	2,394
Deferred tax liabilities:
Intangible assets	(2,509)	(4,402)
Deferred revenue	(1)	(2)

Total deferred tax liabilities	(2,510)	(4,404)

Net deferred tax liabilities	$(1,159)	$(2,010)

The Company records a valuation allowance to reduce the carrying value of its deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $38.6 million valuation allowance at June 30, 2010 is necessary. The majority (approximately $35.8 million) of this valuation allowance relates to deferred tax assets associated with the Company’s US operations. Additionally, there is a valuation allowance of approximately $2.8 million recorded against certain of the Company’s European deferred tax assets due to specific concerns over the ability to realize these amounts. The decrease in the valuation allowance during 2010 was $1.8 million. Upon liquidation of the valuation allowance, approximately $3.5 million will be reversed through additional paid-in capital as this amount relates to excess tax benefits from non-qualified stock option exercises occurring prior to the Company’s adoption of the expense recognition criteria for share based payments. In fiscal 2009 and 2008, the Company recognized income tax expense, and a corresponding reduction to goodwill, of $1.1 million and $1.0 million, respectively. These amounts resulted from the utilization of certain acquired deferred tax assets against which a full valuation allowance had been established in the underlying acquisition accounting. Prior to 2010, the valuation allowance was always recorded as a reduction to goodwill, when the underlying deferred tax assets were utilized. Beginning in fiscal 2010, any valuation allowance attributable to acquired deferred tax assets is now recorded as a reduction to income tax expense, rather than as a reduction to goodwill, when the underlying deferred tax asset is utilized.

At June 30, 2010, the Company had US net operating loss carryforwards of $48.6 million, which expire at various times through the year 2028. Included within this amount is approximately $21.0 million of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. Approximately $12.2 million of the aforementioned excess tax deductions have not been reflected as a component of the Company’s deferred tax assets at June 30, 2010, as these amounts are recognized for financial reporting purposes only when they actually reduce currently payable income taxes. The Company also had European net operating loss carryforwards of $8.8 million, which have no statutory expiration date. Net operating losses utilized during fiscal year 2010 were approximately $12.0 million.

The Company has approximately $3.0 million of research and development tax credit carryforwards available, which expire at various points through year 2030. The Company’s operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

As of June 30, 2010, the Company had approximately $1.5 million of total gross unrecognized tax benefits, of which approximately $0.4 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods. Approximately $0.2 million of the gross unrecognized tax benefits resulted in a reduction to valuation allowance, and approximately $1.0 million of the gross unrecognized tax benefits resulted in a reduction to tax credit carryforwards, for which a full valuation allowance had been established. The Company currently anticipates that its unrecognized tax benefits will decrease within the next twelve months by approximately $0.3 million, as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

A summary of the changes in the gross amount of unrecognized tax benefits is shown below:

(in thousands)
Balance at July 1, 2007	$1,021
Additions related to current year tax positions	576
Reductions due to lapse of statute of limitations	(57)
Foreign currency translation	5

Balance at June 30, 2008	1,545
Additions related to current year tax positions	395
Reductions due to lapse of statute of limitations	(168)
Foreign currency translation	(19)

Balance at June 30, 2009	1,753
Additions related to current year tax positions	245
Reductions related to prior year tax positions	(174)
Reductions due to lapse of statute of limitations	(234)
Foreign currency translation	(49)

Balance at June 30, 2010	$1,541

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. To the extent that the accrued interest and penalties do not ultimately become payable, the amounts accrued will be derecognized and reflected as an income tax benefit in the period that such a determination is made. The Company’s accrued interest and penalties related to uncertain tax positions as of June 30, 2010 and 2009, and recorded in each of the annual periods ending June 30, 2010, 2009, and 2008 were not significant.

The Company files US federal income tax returns and returns in various state, local and foreign jurisdictions. Generally, the Company is no longer subject to US federal, state and local, or foreign income tax examinations by tax authorities for years before 2001. Currently, the Company is not under examination relating to tax returns that have been previously filed.

The Company has permanently reinvested the earnings of its international subsidiaries and therefore has not provided for US income taxes that could result from the distribution of such earnings to the US parent. If these earnings were ultimately distributed to the US in the form of dividends or otherwise, or if the shares of its international subsidiaries were sold or transferred, the Company would likely be subject to additional US income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred US taxes on these undistributed earnings.

The provision for (benefit from) income taxes consists of the following:

	Year Ended June 30,
	2010	2009	2008
	(in thousands)
Current:
Federal	$(86)	$(112)	$311
State	150	15	17
Foreign	1,838	583	752

	1,902	486	1,080
Deferred:
Federal	554	1,222	847
State	97	213	148
Foreign	1	(1,108)	(1,611)

	652	327	(616)

	$2,554	$813	$464

Net tax expense includes the impact of a tax benefit of $0.1 million and $0.2 million for fiscal years 2010 and 2009, respectively, resulting from the enactment of legislation that allowed the Company to claim a tax refund for a portion of its unused research and development credit carryforwards. Net tax expense for fiscal year 2010 also includes a tax benefit of $0.2 million relating to a reduction in the Company’s unrecognized tax benefits upon the expiration of certain statutes of limitations. Net tax expense for fiscal year 2009 includes a non-recurring tax benefit of $0.1 million arising from a change in the Company’s German tax rate as a result of a restructuring of its German operations. For fiscal year 2008, net tax expense includes a non-recurring tax benefit of $0.2 million arising from the enactment of legislation that decreased the Company’s tax rates in the UK and Germany.

Net income (loss) before income taxes by geographic area is as follows:

	Year Ended June 30,
	2010	2009	2008
	(in thousands)
United States	$2,630	$(7,551)	$(1,549)
Europe	3,694	(4,133)	(3,808)
Australia	184	209	560

	$6,508	$(11,475)	$(4,797)

A reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	Year Ended June 30,
	2010	2009	2008
Tax expense (benefit) at federal statutory rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	3.2	2.0	(1.9)
Non-deductible share-based payments	2.6	5.7	13.2
Change in valuation allowance	(2.5)	33.0	21.7
Tax rate differential on foreign earnings	(4.5)	1.7	2.2
Non-deductible other expenses	7.5	1.4	4.4
Changes in statutory tax rates	—	(0.8)	(4.8)
Changes in uncertain tax positions	(2.5)	0.2	5.7
Alternative minimum tax	3.2	0.3	0.6
Other	(1.8)	(2.4)	2.6

	39.2%	7.1%	9.7%

15. Guarantees

The Company generally offers a standard warranty on its products and services, specifying that its software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further the Company offers, as an element of its standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs arising from claims of patent, copyright, trademark or other similar infringements by the Company’s software products. To date, the Company has not had any significant warranty or indemnification claims against its products. There were no warranty accruals at June 30, 2010 or 2009.

16. Stock Offering

In June, 2010, the Company completed an underwritten public offering of 4.2 million shares of its common stock. The offering price to the public was $14.50 per share, and the underwriters purchased the shares from the Company at a price of $13.78 per share. As of June 30, 2010, the Company recorded net proceeds, after underwriting discounts, commissions and offering expenses of $57.5 million.

In July, 2010, the underwriters exercised an over-allotment option to purchase 354,000 additional shares of the Company’s common stock, resulting in an additional $4.9 million of net proceeds to the Company. The additional shares issued and proceeds received by the Company were recorded by the Company in July 2010.

The offering was made pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission on March 25, 2010.

17. Subsequent Events

In August, 2010 the Company received notification from HM Revenue and Customs (HMRC) advising that Tranmit Plc. (Tranmit), a wholly owned subsidiary of the Company, had an unsettled tax liability of approximately £0.1 million (approximately $0.2 million based on June 30, 2010 foreign exchange rates) inclusive of interest. This tax relates to transactions occurring before the Company’s acquisition, which occurred in January, 2006. The Company is in the process of reviewing the claim and has requested additional information from HMRC to assist in this evaluation.

The Company and the former stockholders of Tranmit are currently parties to a tax indemnification arrangement providing for the recovery by the Company, from the selling stockholders, of certain tax liabilities arising for periods prior to Bottomline’s ownership of Tranmit. The Company believes that it would be indemnified, and recover from the former Tranmit stockholders, amounts that might be payable to HMRC for this matter. While the ultimate resolution of this claim is uncertain, the Company does not believe it will have a material impact on its financial statements or cash flows.

18. Quarterly Financial Data (unaudited)

	For the quarters ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009 (1)	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
	(in thousands, except per share data)
Revenues	$35,506	$34,334	$33,291	$34,883	$36,556	$40,122	$39,820	$41,492
Gross profit	19,462	18,998	18,878	19,835	21,118	22,646	22,269	23,036
Net income (loss)	$(3,849)	$(2,869)	$(1,970)	$(3,600)	$1,172	$704	$950	$1,128

Basic net income (loss) per share	$(0.16)	$(0.12)	$(0.08)	$(0.15)	$0.05	$0.03	$0.04	$0.04
Diluted net income (loss) per share	$(0.16)	$(0.12)	$(0.08)	$(0.15)	$0.05	$0.03	$0.03	$0.04
Shares used in computing basic net income (loss) per share	23,883	24,033	24,047	24,212	24,401	25,092	25,664	27,052
Shares used in computing diluted net income (loss) per share	23,883	24,033	24,047	24,212	24,812	25,933	27,440	28,608

(1)	Net loss reflects restructuring costs of approximately $3.0 million based on events occurring during the quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (DE), INC.

By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer

Date: September 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ JOSEPH L. MULLEN Joseph L. Mullen	Chairman of the Board	September 10, 2010

/S/ ROBERT A. EBERLE Robert A. Eberle	President, Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2010

/S/ KEVIN M. DONOVAN Kevin M. Donovan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 10, 2010

/S/ JOSEPH L. BARRY JR. Joseph L. Barry Jr.	Director	September 10, 2010

/S/ MICHAEL J. CURRAN Michael J. Curran	Director	September 10, 2010

/S/ JEFFREY C. LEATHE Jeffrey C. Leathe	Director	September 10, 2010

/S/ JAMES L. LOOMIS James L. Loomis	Director	September 10, 2010

/S/ DANIEL M. MCGURL Daniel M. McGurl	Director	September 10, 2010

/S/ GAREN K. STAGLIN Garen K. Staglin	Director	September 10, 2010

/S/ JAMES W. ZILINSKI James W. Zilinski	Director	September 10, 2010

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)*	Agreement and Plan of Merger, dated as of March 3, 2008, by and among Bottomline Technologies (de), Inc., Olive Acquisition Corp. and Optio Software, Inc.

2.2(1)*	Voting Agreement, dated as of March 3, 2008, by and among Bottomline Technologies (de), Inc., Optio Software, Inc. and the Stockholders listed on the signature pages thereto.

2.3(19)*†	Asset Purchase Agreement dated August 5, 2009 between the Registrant and Bank of America, N.A.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated By-Laws of the Registrant, as amended.

4.1(2)	Specimen Certificate for Shares of Common Stock.

4.2(19)	Warrant dated September 14, 2009 issued by the Registrant to Bank of America, N.A.

4.3(19)	Registration Rights Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.

10.1(2)#	Amended and Restated 1997 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options.

10.2(2)#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.

10.3(2)#	1998 Employee Stock Purchase Plan.

10.4(4)	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp.

10.5(4)	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.

10.6(4)	Lease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.

10.7(5)#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.

10.8(6)	Form of Indemnification Letter dated as of September 21, 2000.

10.9(7)	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.

10.10(8)*	Loan and Security Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.11(8)	Negative Pledge Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.

10.12(8)	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.13(8)	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.

10.14(9)	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.

10.15(10)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.

10.16(10)#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.

10.17(10)	First Loan Modification Agreement dated as of December 31, 2002 between the Registrant and Silicon Valley Bank.

Exhibit No.	Description
10.18(10)	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.

10.19(11)	Second Loan Modification Agreement dated as of January 19, 2004 between the Registrant and Silicon Valley Bank.

10.20(11)	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland.

10.21(12)#	2000 Employee Stock Purchase Plan, as amended.

10.22(12)	Third Loan Modification Agreement dated as of February 4, 2005 between the Registrant and Silicon Valley Bank.

10.23(12)	Confirmation of Committed Business Overdraft Facility as of February 7, 2005 between Bottomline Technologies Europe Limited and Royal Bank of Scotland.

10.24(13)	Fourth Loan Modification Agreement dated as of May 4, 2005 between the Registrant and Silicon Valley Bank.

10.25(14)#	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amendment and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002.

10.26(14)#	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amendment and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002.

10.27(15)#	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan.

10.28(16)#	Letter Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Joseph L. Mullen.

10.29(16)#	Letter Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Robert A. Eberle.

10.30(16)#	Executive Retention Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Kevin M. Donovan.

10.31(17)#	Form of Executive Officer Bonus Plan for 2009 with respect to Robert A. Eberle and Peter S. Fortune

10.32(17)#	Letter Agreement dated September 18, 2008 with Joseph L. Mullen

10.33(18)#	Form of Executive Officer Bonus Plan for 2009 with respect to Robert A. Eberle and Peter S. Fortune, as amended

10.34(18)#	Letter Agreement dated as of December 23, 2008 between Bottomline Technologies (de), Inc. and Robert A. Eberle

10.35(18)#	Letter Agreement dated as of December 23, 2008 between Bottomline Technologies (de), Inc. and Kevin M. Donovan

10.36(20)†	Services Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.

10.37(21)#	Form of Executive Officer Bonus Plan for 2010 with respect to Robert A. Eberle

10.38(22)#	2009 Stock Incentive Plan

10.39(23)#	Form of Restricted Stock Agreement for UK Officers

10.40(23)#	Form of Restricted Stock Agreement for Robert A. Eberle

Exhibit No.	Description
10.41(23)#	Form of Restricted Stock Agreement for US Officers

10.42(23)#	Form of Restricted Stock Agreement for Non-Employee Directors

10.43(23)#	Form of Stock Option Agreement for US Participants

10.44(23)#	Form of Stock Option Agreement for UK Participants

10.45	Third Amendment to Sublease, effective as of June 30, 2010, between the Registrant and 325 Corporate Drive II, LLC.

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith).

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith).

*	Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 (File No. 000-25259).
(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-67309).
(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2007 (File No. 000-25259), filed on September 12, 2007.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000 (File No. 000-25259), filed on September 28, 2000.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2004 (File No. 000-25259), filed on September 14, 2004.
(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2000 (File No. 000-25259), filed on November 14, 2000.
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2001 (File No. 000-25259), filed on November 13, 2001.
(8)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2001 (File No. 000-25259), filed on February 14, 2002.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002 (File No. 000-25259), filed on September 30, 2002.
(10)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2002 (File No. 000-25259), filed on February 12, 2003.
(11)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2003 (File No. 000-25259), filed on February 13, 2004.
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2004 (File No. 000-25259), filed on February 8, 2005.
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2005 (File No. 000-25259), filed on May 6, 2005.

(14)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2005 (File No. 000-25259), filed on November 8, 2005.
(15)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2005 (File No. 000-25259), filed on February 9, 2006.
(16)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2006 (File No. 000-25259), filed on February 8, 2007.
(17)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2008 (File No. 000-25259), filed on November 7, 2008.
(18)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2008 (File No. 000-25259), filed on February 6, 2009.
(19)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2009 (File No. 000-25259), filed on November 9, 2009.
(20)	Incorporated herein by reference to the Registrant’s Amended Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2009 (File No. 000-25259), filed on January 14, 2010.
(21)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2009 (File No. 000-25259), filed on February 8, 2010.
(22)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 000-25259), filed on November 25, 2009.
(23)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2010 (File No. 000-25259), filed on May 7, 2010.