Form 10-Q
period 2010-11-08
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2010-11-08
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2010 was 32,301,612.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$136,314	$122,758
Marketable securities	58	51
Accounts receivable, net of allowance for doubtful accounts of $490 at September 30, 2010 and $481 at June 30, 2010	26,807	26,019
Other current assets	9,274	8,910
Total current assets	172,453	157,738
Property, plant and equipment, net	14,434	14,561
Goodwill	65,969	64,294
Intangible assets, net	28,531	31,172
Other assets	1,488	1,617
Total assets	$282,875	$269,382
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,012	$5,857
Accrued expenses	10,449	9,715
Deferred revenue	35,160	37,461
Total current liabilities	51,621	53,033
Deferred revenue, non-current	2,661	2,738
Deferred income taxes	1,770	1,432
Other liabilities	1,860	1,788
Total liabilities	57,912	58,991

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	----	----
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—32,932 at September 30, 2010, and 32,376 at June 30, 2010; outstanding shares—30,966 at September 30, 2010, and 30,325 at June 30, 2010	33	32
Additional paid-in capital	383,263	375,700
Accumulated other comprehensive loss	(5,962)	(9,358)
Treasury stock: 1,966 shares at September 30, 2010, and 2,051 shares at June 30, 2010, at cost	(21,720)	(22,657)
Accumulated deficit	(130,651)	(133,326)
Total stockholders’ equity	224,963	210,391
Total liabilities and stockholders’ equity	$282,875	$269,382

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2010	2009
Revenues:
Software licenses	$3,461	$2,963
Subscriptions and transactions	11,534	8,281
Service and maintenance	25,052	23,135
Equipment and supplies	1,991	2,177
Total revenues	42,038	36,556
Cost of revenues:
Software licenses	215	219
Subscriptions and transactions (1)	6,372	3,878
Service and maintenance (1)	10,429	9,720
Equipment and supplies	1,520	1,621
Total cost of revenues	18,536	15,438
Gross profit	23,502	21,118
Operating expenses:
Sales and marketing (1)	8,553	7,883
Product development and engineering (1)	5,012	4,090
General and administrative (1)	4,735	4,290
Amortization of intangible assets	2,882	3,306
Total operating expenses	21,182	19,569
Income from operations	2,320	1,549
Other income, net	282	221
Income before income taxes	2,602	1,770
(Benefit) provision for income taxes	(73)	598
Net income	$2,675	$1,172
Basic net income per share attributable to common stockholders:	$0.09	$0.05
Diluted net income per share attributable to common stockholders:	$0.08	$0.05
Shares used in computing basic net income per share attributable to common stockholders:	30,754	24,401
Shares used in computing diluted net income per share attributable to common stockholders:	31,984	24,812

(1)	Stock based compensation is allocated as follows:

	Three Months Ended September 30,
	2010	2009
Cost of revenues: subscriptions and transactions	$107	$53
Cost of revenues: service and maintenance	408	305
Sales and marketing	850	649
Product development and engineering	359	204
General and administrative	846	697

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,
	2010	2009
Operating activities:
Net income	$2,675	$1,172
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,882	3,306
Stock compensation expense	2,570	1,908
Depreciation and amortization of property, plant and equipment	1,248	957
Deferred income tax (benefit) provision	(815)	138
Provision for allowances on accounts receivable	—	(99)
Provision for allowances for obsolescence of inventory	1	—
Excess tax benefits associated with stock compensation	(31)	(8)
Loss on disposal of equipment	23	—
Gain on foreign exchange	(35)	(96)
Changes in operating assets and liabilities:
Accounts receivable	(190)	1,457
Inventory	(68)	26
Prepaid expenses and other current assets	(30)	172
Other assets	861	(1,358)
Accounts payable	(265)	202
Accrued expenses	525	(1,154)
Deferred revenue	(3,016)	(2,040)
Other liabilities	11	68
Net cash provided by operating activities	6,346	4,651
Investing activities:
Acquisition of businesses and assets, net of cash acquired	—	(17,000)
Purchases of held-to-maturity securities	(54)	(50)
Proceeds from sales of held-to-maturity securities	54	50
Purchases of property and equipment, net	(723)	(1,201)
Net cash used in investing activities	(723)	(18,201)
Financing activities:
Proceeds from sale of common stock, net	4,865	—
Proceeds from exercise of stock options and employee stock purchase plan	1,036	1,841
Excess tax benefits associated with stock compensation	31	8
Capital lease payments	(28)	(29)
Payment of bank financing fees	(3)	(12)
Net cash provided by financing activities	5,901	1,808
Effect of exchange rate changes on cash	2,032	(267)
Increase (decrease) in cash and cash equivalents	13,556	(12,009)
Cash and cash equivalents at beginning of period	122,758	50,255
Cash and cash equivalents at end of period	$136,314	$38,246
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of warrants in connection with acquisition of business	—	$10,520

See accompanying notes.

Bottomline Technologies (de), Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2011. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K for Bottomline Technologies (de), Inc. (the Company) as filed with the Securities and Exchange Commission (SEC) on September 10, 2010.

Certain prior period amounts related to stock compensation expense have been reclassified to conform to the current year presentation.

Note 2—Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial Accounting Standards Board issued authoritative guidance on two issues related to revenue recognition: Revenue Arrangements with Multiple Deliverables and Certain Revenue Arrangements that Include Software Elements.

Revenue Arrangements with Multiple Deliverables applies to multiple-deliverable revenue arrangements and provides for two significant changes to existing multiple-element revenue recognition guidance. The first change relates to the determination of when individual deliverables within an arrangement should be treated as separate units of accounting. Broadly, a deliverable should be treated as a separate unit of accounting when it has value to the customer on a standalone basis and when delivery or performance of any undelivered items is considered to be probable and substantially within the control of the vendor. The second change relates to the manner in which arrangement consideration should be allocated to any separately identified deliverables and requires that the allocation of revenue among deliverables be based on vendor specific objective evidence (VSOE) or third-party evidence of selling price and, to the extent that neither of these levels of evidence exist, that the allocation be based on the vendor’s best estimate of selling price for each deliverable. Use of the residual method of allocating revenue to arrangement deliverables is specifically prohibited unless the transaction is governed by software revenue recognition literature. Financial statement disclosure requirements have also been significantly expanded.  The Company adopted this guidance on a prospective basis on July 1, 2010, which required the Company to apply this guidance to all revenue arrangements entered into, or materially modified, on or after that date. The adoption of this accounting standard did not have a material impact on the Company’s condensed consolidated financial statements for the quarter ended September 30, 2010 and the Company does not believe it will have a material impact in the remainder of fiscal 2011.

Certain Revenue Arrangements that Include Software Elements focuses on redefining which revenue arrangements are within the scope of software revenue recognition literature and which are not. The issue provides guidance on determining whether tangible products containing non-software and software elements are governed by software revenue recognition literature and significantly narrows the definition of what constitutes a “software” transaction. In particular, non-software components of products that include software, software products bundled with tangible products where the non-software and software components function together to deliver the product’s essential functionality, and undelivered elements related to non-software components are, as a result of this issue, outside the scope of software revenue recognition rules. The issue also provides guidance on allocating revenue between non-software and software elements. The Company adopted the guidance on a prospective basis beginning July 1, 2010. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements for the interim period ended September 30, 2010 and the Company does not believe it will have a material impact in the remainder of fiscal 2011.

Note 3—Revenue Recognition

Software Arrangements

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

The Company’s software arrangements may contain multiple revenue elements, such as software licenses, professional services, hardware and post-contract customer support. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met; excluding post-contract customer support, this is typically upon delivery or completion of professional services. Revenue for post-contract customer support agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor specific objective evidence of fair value (“VSOE”). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. The Company does not have VSOE for its software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license according to the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is deferred and recognized upon delivery of that element. Any “residual” arrangement fee is allocated to the software license. This has the effect of allocating any sales discount inherent in the arrangement to the software license fee.

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

Non-Software Arrangements

For arrangements governed by general revenue recognition literature, such as with the Company’s hosted or SaaS offerings or equipment and supplies only sales, the Company recognizes revenue when four basic criteria are met; these criteria are similar to those governing software transactions: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectability is reasonably assured.

For arrangements consisting of multiple elements, revenue is allocated to each element based on a selling price hierarchy. The selling price of each element is based on VSOE if available, third party evidence (“TPE”) if VSOE is not available or estimated selling price (“ESP”) if neither VSOE or TPE are available. TPE is determined based on selling prices charged by unrelated third party vendors for similar deliverables when sold separately. The residual method of allocation is no longer permitted and, instead, arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable based on the relative proportion of each deliverable’s selling price to the total arrangement fee.  The Company is typically unable to establish TPE as it is unable to obtain sufficient information on vendor selling prices to substantiate TPE. The objective of ESP is to estimate the price at which the Company would transact if the deliverable were sold separately rather than as part of a multiple element arrangement. The Company’s determination of ESP considers several factors including actual selling prices for similar transactions, gross margin expectations and ongoing pricing strategy. The Company plans to formally analyze its ESP determinations on at least an annual basis.

Whether a deliverable represents a separate unit of accounting, thus resulting in discrete revenue recognition as the revenue recognition criteria for that deliverable are met, is dependent on whether the deliverable has value to the customer on a standalone basis. A deliverable is deemed to have standalone value if it is sold separately by the Company or any other vendor or if the deliverable could be resold by the customer. Additionally, in an arrangement that includes a general right of return related to delivered items, delivery or performance of any undelivered items must be considered probable and substantially within the control of the Company.

Up-front fees paid by the customer, even if non-refundable, that do not have stand alone value are deferred and recognized as revenue over the period of performance. The Company periodically charges up-front fees, generally related to installation and integration services, in connection with certain of its hosted or SaaS offerings. These fees are deferred and recognized as revenue ratably over the estimated customer relationship period, which is generally five years, and the revenue recognition period associated with these fees normally commences upon customer implementation.

The Company expenses contract origination costs and incremental direct costs as incurred.

Arrangements Including Both Software and Non-Software Deliverables

Periodically, the Company will enter into an arrangement that contains both software and non-software deliverables. In such a transaction, the aggregate arrangement consideration is allocated to the software deliverables and non-software deliverables as a group, using the relative selling prices of each of the deliverables based on the aforementioned selling price hierarchy. After this allocation is completed, the arrangement consideration allocated to the software deliverables is further allocated using the residual value method described above.

Regardless of the allocation methodology or the nature of the deliverables, the Company limits the amount of revenue that can be recognized for delivered items to the amount that is not contingent on future deliverables or subject to customer specified return or refund rights.

Customer Returns

The sales value of customer returns are estimated and accrued for based upon return authorizations issued and past history. Actual returns, in the aggregate, have been consistent with management’s expectations and have historically not been significant.

Note 4—Fair Value

Fair Value of Assets and Liabilities

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

At September 30, 2010, assets of the Company measured at fair value on a recurring basis were as follows:

	September 30, 2010
(in thousands)	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$63,998	$—	$—	$63,998

	June 30, 2010
(in thousands)	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$58,257	$—	$—	$58,257

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable.  The Company’s marketable securities are classified as held to maturity and recorded at amortized cost which, at September 30, 2010 and June 30, 2010, approximated fair value.  These investments all mature within one year.  The fair value of the Company’s other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

Note 5 – Product and Business Acquisitions

PayMode

On September 14, 2009, the Company completed the purchase of substantially all of the assets and related operations of PayMode from Bank of America.  PayMode facilitates the electronic exchange of payments and invoices between organizations and their suppliers and is operated as a Software as a Service (SaaS) offering.  As a result of the acquisition the Company acquired the PayMode operations including the vendor network, application software, intellectual property rights and other assets, properties and rights used exclusively or primarily in the PayMode business.

To achieve a comprehensive solution for the Company’s customers, the core features and functionality of PayMode and Bottomline Business eXchange, the Company’s electronic invoicing solution, were combined and launched as a re-branded offering:  Paymode-X.  This solution offers an electronic order-to-pay network for businesses, and the Paymode-X supplier network currently encompasses 125,000 companies.

Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company and PayMode as if that acquisition had occurred on July 1, 2009, after giving effect to certain adjustments such as decreased revenues formerly earned by PayMode from interest income allocated to PayMode through Bank of America’s fund transfer process since, in general terms, the Company is not eligible to earn revenues in this manner.  The pro-forma adjustments also reflect an increase in amortization expense as a result of acquired intangible assets and a decrease in interest income as a result of the cash paid for the acquisition. This pro-forma financial information does not necessarily reflect the results of operations that would have actually occurred had the Company and PayMode been a single entity during this period.

Pro Forma Three Months Ended September 30,
2009
(unaudited) (in thousands)
Revenues	$37,759
Net loss	$(88)
Net loss per basic and diluted share attributable to common stockholders	$(0.00)

Global Commission Payments

On February 24, 2010, the Company acquired certain customer contracts associated with Bank of America’s Global Commission Payments business. The initial consideration paid by the Company was $1.0 million in cash; this cost has been classified as a component of the Company’s customer related intangible assets and is being amortized over an estimated life of seven years.  For acquired contracts that the Company successfully migrates to its Paymode-X solution, additional consideration is due to Bank of America based on a trailing revenue multiple of the underlying customer. The Company anticipates that additional consideration of up to $5 million may be contingently payable to Bank of America, based on the outcome of customer migration to Paymode-X.  The migration exercise is currently targeted for completion in the first half of calendar year 2011; any additional consideration will be recorded by the Company as an increase to the cost of the acquired contracts in the period in which payment to Bank of America becomes probable and the amount of payment is reasonably estimable.

Note 6—Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Numerator:
Net income	$2,675	$1,172
Less: Net income allocable to participating securities	----	(48)
Net income allocable to common stockholders	$2,675	$1,124

Denominator:
Shares used in computing basic net income per share attributable to common stockholders	30,754	24,401

Effect of dilutive securities	1,230	411
Shares used in computing diluted net income per share attributable to common stockholders	31,984	24,812

Basic net income per share attributable to common stockholders	$0.09	$0.05

Diluted net income per share attributable to common stockholders	$0.08	$0.05

The calculation of basic net income per share excludes any dilutive effects of stock options, unvested restricted stock and stock warrants.  During the prior fiscal year, certain of the Company’s unvested restricted stock awards were considered to be participating securities as they entitled the holder to receive non-forfeitable rights to cash dividends at the same rate as common stock.  Accordingly, for the three months ended September 30, 2009, basic earnings per share was computed pursuant to the two-class method which calculates earnings for common stock and participating securities based on their proportionate participation rights in undistributed earnings.

Diluted net income per share is calculated using the more dilutive of the treasury stock method (which assumes full exercise of in-the-money stock options and warrants and full vesting of restricted stock) or, for periods in which there are participating securities, the two-class method described above.

At September 30, 2010 and 2009, 45,000 and 1,851,000 shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share, respectively, as their effect on the calculation would have been anti-dilutive.

Note 7—Comprehensive Income or Loss

Comprehensive income or loss represents the Company’s net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Net income	$2,675	$1,172
Other comprehensive income (loss):
Foreign currency translation adjustments	3,396	(1,011)
Comprehensive income	$6,071	$161

Note 8—Operations by Segments and Geographic Areas

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

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. The Company’s Legal eXchange solution, which provides the opportunity to create more efficient processes for managing invoices generated by outside law firms while offering access to important legal spend factors such as budgeting, expense monitoring and outside counsel performance, is included within this segment. This segment also incorporates the Company’s hosted and outsourced accounts payable automation solutions, including Paymode-X. Revenue within this segment is generally recognized on a subscription or transaction basis or proportionately over the estimated life of the customer relationship.

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

The Company’s chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition-related expenses, amortization of intangible assets, impairment losses on equity investments and restructuring related charges. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to the Company’s operating segments at predetermined rates that approximate cost.

The Company does not track or assign its assets by operating segment.

Segment information for the three months ended September 30, 2010 and 2009 according to the segment descriptions above, is as follows:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Revenues:
Payments and Transactional Documents	$23,501	$22,767
Banking Solutions	10,924	7,108
Outsourced Solutions	7,613	6,681
Total revenues	$42,038	$36,556
Segment measure of profit:
Payments and Transactional Documents	$5,086	$4,976
Banking Solutions	2,818	985
Outsourced Solutions	309	1,204
Total measure of segment profit	$8,213	$7,165

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Segment measure of profit	$8,213	$7,165
Less:
Amortization of intangible assets	(2,882)	(3,306)
Stock-based compensation expense	(2,570)	(1,908)
Acquisition related expenses	(441)	(402)
Add:
Other income, net	282	221
Income before income taxes	$2,602	$1,770

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$419	$374
Banking Solutions	168	165
Outsourced Solutions	661	418
Total depreciation expense	$1,248	$957

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

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Revenues from unaffiliated customers:
North America	$28,937	$23,769
Europe	12,608	12,377
Australia	493	410
Total revenues from unaffiliated customers	$42,038	$36,556

Long-lived assets, which are based on geographical location, were as follows:

	September 30,	June 30,
	2010	2010
	(in thousands)
Long-lived assets, net
North America	$12,057	$13,593
Europe	3,730	2,464
Australia	135	121
Total long-lived assets, net	$15,922	$16,178

Note 9—Income Taxes

The Company recorded an income tax benefit of $0.1 million and income tax expense of $0.6 million for the three months ended September 30, 2010 and 2009, respectively.  The income tax benefit for the quarter ended September 30, 2010 was substantially due to the impact of a discrete tax benefit of $0.9 million arising from the release of a portion of the Company’s valuation allowance that had previously been recorded against its UK deferred tax assets.  The ability to release a portion of the UK valuation allowance was attributable to continued profitability in the UK operations, which the Company expects will continue, including the attainment of three years of cumulative profitability on a pre-tax basis during the quarter ended September 30, 2010.  The tax benefit was offset in part by tax expense attributable to the Company’s UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

The Company’s income tax expense recorded for the quarter ended September 30, 2009 was due to tax expense associated with the Company’s UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses and due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.  Income tax expense was partially offset by the benefit associated with a US tax refund claim for a portion of unused research and development credit carryforwards.

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

	As of September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$59,921	$(40,965)	$18,956	8.7
Core technology	32,746	(25,459)	7,287	5.3
Patent	953	(332)	621	8.8
Other intangible assets	2,338	(671)	1,667	12.4
Total	$95,958	$(67,427)	$28,531
Unamortized intangible assets:
Goodwill			65,969
Total intangible assets			$94,500

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$58,747	$(37,981)	$20,766	8.5
Core technology	32,224	(24,210)	8,014	5.3
Patent	953	(314)	639	9.0
Other intangible assets	2,338	(585)	1,753	12.3
Total	$94,262	$(63,090)	$31,172
Unamortized intangible assets:
Goodwill			64,294
Total intangible assets			$95,466

Estimated amortization expense for fiscal year 2011 and subsequent fiscal years, excluding the impact of the Company’s October 2010 acquisition of SMA Financial, Ltd., is as follows:

(in thousands)
2011	$10,194
2012	5,351
2013	3,785
2014	1,922
2015	1,810
2016 and thereafter	8,351

Note 11—Contingencies

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

In August 2010, the Company received notification from HM Revenue and Customs (HMRC) advising that Tranmit Plc. (Tranmit), a wholly owned subsidiary of the Company, had an unsettled tax liability of approximately £0.1 million (approximately $0.2 million based on September 30, 2010 foreign exchange rates) inclusive of interest. This tax relates to transactions occurring before the Company’s acquisition, which occurred in January 2006.  The Company and the former stockholders of Tranmit are currently parties to a tax indemnification arrangement providing for the recovery by the Company, from the selling stockholders, of certain tax liabilities arising for periods prior to Bottomline’s ownership of Tranmit. The Company believes that it would be indemnified and recover from the former Tranmit stockholders substantially all of the amounts that might be payable to HMRC for this matter. While the ultimate resolution of this claim is uncertain, the Company does not believe it will have a material impact on its financial statements or cash flows.

Note 12—Stock Offering

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

Note 13—Subsequent Event

On October 26, 2010, the Company acquired SMA Financial, Ltd., (“SMA”) for a cash payment of £5.0 million (approximately $7.9 million, based on foreign exchange rates at the time of the acquisition). SMA is a London-based provider of SaaS connectivity to SWIFT for the automation of payments and financial messaging.  As a result of the acquisition, the Company expects to offer next-generation treasury and cash management solutions to a range of bank and corporate customers.

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

For the first three months of fiscal year 2011, our revenue increased to $42.0 million from $36.6 million in the same period of fiscal year 2010. This revenue increase was attributable to revenue increases of $3.8 million in our Banking Solutions segment, $0.9 million in our Outsourced Solutions segment and $0.7 million in our Payments and Transactional Documents segment.  The Banking Solutions segment’s increased revenue related to large new and ongoing banking projects.  The increased contribution of revenue from our Paymode-X solution, which we acquired in September 2009, accounted for substantially all of the revenue increase in the Outsourced Solutions segment.  These increases include an unfavorable effect of foreign exchange rates of $0.7 million primarily associated with the British Pound Sterling, which depreciated against the US Dollar compared to the same period in the prior fiscal year.

We had net income of $2.7 million in the three months ended September 30, 2010 compared to net income of $1.2 million in the three months ended September 30, 2009. The increase in net income was due largely to improved gross margins of $2.4 million and a discrete income tax benefit in the three months ended September 30, 2010 of $0.9 million. These effects were partially offset by an increase in operating expenses of $1.6 million.  The increased gross margin related primarily to our increased revenue across all segments.  The increases in our operating expense categories were primarily due to increased employee related costs, partially associated with a full quarter of Paymode-X operations, offset by a decrease of $0.4 million in intangible asset amortization.

In the first three months of fiscal 2011, we derived approximately 38% of our revenue from customers located outside of North America, principally in the UK and Australia.  We expect future revenue growth to be driven by increased purchases of our products, including Paymode-X and WebSeries, by new and existing bank and financial institution customers in both North America and international markets and from increased sales of our payments and transactional documents products.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2010 related to stock-based compensation, revenue recognition, the valuation of goodwill and intangible assets and the valuation of acquired deferred revenue. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 10, 2010. There have been no changes to our critical accounting policies during the three months ended September 30, 2010.  As discussed below in “Recent Accounting Policies” and in Note 3 to our condensed consolidated financial statements, we adopted the guidance of two issues related to revenue recognition: Revenue Arrangements with Multiple Deliverables and Certain Revenue Arrangements that Include Software Elements.  The adoption of these accounting standards did not have a material impact on our condensed consolidated financial statements for the quarter ended September 30, 2010 and we do not believe they will have a material impact in the remainder of fiscal 2011.

Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the FASB issued authoritative guidance on two issues related to revenue recognition: Revenue Arrangements with Multiple Deliverables and Certain Revenue Arrangements that Include Software Elements.

Revenue Arrangements with Multiple Deliverables applies to multiple-deliverable revenue arrangements and provides for two significant changes to existing multiple-element revenue recognition guidance. The first change relates to the determination of when individual deliverables within an arrangement should be treated as separate units of accounting. Broadly, a deliverable should be treated as a separate unit of accounting when it has value to the customer on a standalone basis and when delivery or performance of any undelivered items is considered to be probable and substantially within the control of the vendor. The second change relates to the manner in which arrangement consideration should be allocated to any separately identified deliverables and requires that the allocation of revenue among deliverables be based on vendor specific objective evidence (VSOE) or third-party evidence of selling price and, to the extent that neither of these levels of evidence exist, that the allocation be based on the vendor’s best estimate of selling price for each deliverable. Use of the residual method of allocating revenue to arrangement deliverables is specifically prohibited unless the transaction is governed by software revenue recognition literature. Financial statement disclosure requirements have also been significantly expanded.  We adopted this guidance on a prospective basis on July 1, 2010, which required us to apply this guidance to all revenue arrangements entered into or materially modified on or after that date.  The adoption of this accounting standard did not have a material impact on our condensed consolidated financial statements for the quarter ended September 30, 2010 and we do not believe it will have a material impact in the remainder of fiscal 2011.

Certain Revenue Arrangements that Include Software Elements focuses on redefining which revenue arrangements are within the scope of software revenue recognition literature and which are not. The issue provides guidance on determining whether tangible products containing non-software and software elements are governed by software revenue recognition literature and significantly narrows the definition of what constitutes a “software” transaction. In particular, non-software components of products that include software, software products bundled with tangible products where the non-software and software components function together to deliver the product’s essential functionality, and undelivered elements related to non-software components are, as a result of this issue, outside the scope of software revenue recognition rules. The issue also provides guidance on allocating revenue between non-software and software elements. We adopted the guidance on a prospective basis beginning July 1, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements for the interim period ended September 30, 2010 and we do not believe it will have a material impact in the remainder of fiscal 2011.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Our operating segments are organized principally by the type of product or service offered and by geography.  Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions.  The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended September 30,
	2010	2009	Increase (Decrease) Between Periods 2010 Compared to 2009
Segment revenue:	(in thousands)		(in thousands)%
Payments and Transactional Documents	$23,501	$22,767	$734	3.2
Banking Solutions	10,924	7,108	3,816	53.7
Outsourced Solutions	7,613	6,681	932	14.0
	$42,038	$36,556	$5,482	15.0

Segment measure of profit:
Payments and Transactional Documents	$5,086	$4,976	$110	2.2
Banking Solutions	2,818	985	1,833	186.1
Outsourced Solutions	309	1,204	(895)	(74.3)
Total measure of segment profit	$8,213	$7,165	$1,048	14.6

A reconciliation of the measure of segment profit to our GAAP income for the three months ended September 30, 2010 and 2009, before the provision for income taxes, is as follows:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Segment measure of profit	$8,213	$7,165
Less:
Amortization of intangible assets	(2,882)	(3,306)
Stock compensation expense	(2,570)	(1,908)
Acquisition related expenses	(441)	(402)
Add:
Other income, net	282	221
Income before income taxes	$2,602	$1,770

Payments and Transactional Documents. The revenue increase for the three months ended September 30, 2010 was primarily attributable to an increase of $0.3 million in software license revenue, an increase of $0.2 million in subscriptions and transactions revenue and an increase of $0.5 million in service and maintenance revenue from our European payments and document automation products.  These increases include an unfavorable effect of foreign exchange rates of $0.6 million associated with the British Pound Sterling.  The segment profit increase of $0.1 million for the three months ended

September 30, 2010 was primarily attributable to increases in both software license revenues and services and maintenance revenues worldwide.   We expect revenue and profit for the Payments and Transactional Documents segment to increase during the remaining three quarters of fiscal 2011 as a result of increased sales of our payment and document automation solutions and improvements in gross margins.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the same period in the prior fiscal year due to an increase in professional services revenue of $1.8 million associated with large new and ongoing projects and due to the revenue contribution of $1.8 million for an arrangement for which revenue recognition commenced in the prior fiscal year. Segment profit increased $1.8 million for the three months ended September 30, 2010 compared to the same period in the prior fiscal year.  The profit increase was due to higher professional services gross margins of $1.0 million associated with large ongoing projects and due to the profit contribution of $1.0 million from a revenue arrangement commencing during the prior fiscal year.  We expect revenue and profit for the Banking Solutions segment to increase during the remainder of the fiscal year as a result of the contribution of revenue from ongoing projects and from additional purchases from existing bank and financial institution customers.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased as compared to the same period in the prior fiscal year due primarily to the revenue contribution from Paymode-X.  Segment profit decreased $0.9 million as compared to the same period in the prior fiscal year due primarily to our continued investment in our Paymode-X solution, including costs to service the customers, product development costs and sales and marketing costs.  We expect revenue and profit for the Outsourced Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from our Paymode-X and Legal eXchange solutions.

Revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$3,461	8.2	$2,963	8.1	$498	16.8
Subscriptions and transactions	11,534	27.4	8,281	22.6	3,253	39.3
Service and maintenance	25,052	59.6	23,135	63.3	1,917	8.3
Equipment and supplies	1,991	4.8	2,177	6.0	(186)	(8.5)
Total revenues	$42,038	100.0	$36,556	100.0	$5,482	15.0

Software Licenses. The increase in software license revenues was due to an increase in revenue of approximately $0.2 million from our US and European payment products and increases of approximately $0.3 million in software license revenue from our Banking Solutions segment.  We expect software license revenues to increase during the remainder of fiscal year 2011, principally as a result of increased software license revenue from our domestic and international payments and transactional documents products and our outsourced solutions products.

 Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from Paymode-X and the revenue contribution of $1.8 million associated with a subscription based revenue arrangement that commenced in the prior fiscal year.  We expect subscription and transaction revenues to increase during the remainder of the fiscal year, primarily as a result of the revenue contribution from Paymode-X.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues of $1.8 million associated with several large banking projects and increased professional service revenues in Europe of $0.5 million, offset in part by decreases in software maintenance revenues of $0.1 million in Europe and a decrease of $0.3 million as a result of a decrease in foreign exchange rates associated with the British Pound Sterling.  We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of new and existing projects within our Banking Solutions segment and as a result of additional revenues from our domestic and international payments and documents products.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease in revenue associated with our European equipment sales. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of 2011.

Cost of revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$215	0.5	$219	0.6	$(4)	(1.8)
Subscriptions and transactions	6,372	15.2	3,878	10.6	2,494	64.3
Service and maintenance	10,429	24.8	9,720	26.6	709	7.3
Equipment and supplies	1,520	3.6	1,621	4.4	(101)	(6.2)
Total cost of revenues	$18,536	44.1	$15,438	42.2	$3,098	20.1
Gross profit	$23,502	55.9	$21,118	57.8	$2,384	11.3

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased slightly to 6% of software license revenues in the three months ended September 30, 2010 as compared to 7% for the three months ended September 30, 2009. We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs increased to 55% of subscription and transaction revenues in the three months ended September 30, 2010 as compared to 47% in the same period of 2009.  The increase in subscription and transaction costs of approximately $2.5 million was due principally to the costs associated with Paymode-X, and the costs associated with a subscription based revenue arrangement that commenced in the prior fiscal year. We expect that subscription and transaction costs will remain relatively consistent as a percentage of subscription and transaction revenue during the remainder of the fiscal year due to our continued investment in Paymode-X.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs remained unchanged at 42% of service and maintenance revenues in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  The increase in service and maintenance costs of approximately $0.7 million was due primarily to increased costs in our Banking Solutions segment that we incurred to support customer demand.  We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased to 76% of equipment and supplies revenues in the three months ended September 30, 2010 as compared to 74% for the three months ended September 30, 2009.  The cost increase as a percentage of revenues is primarily related to a higher mix of lower margin transactions.  We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended September 30,				Increase (Decrease) Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$8,553	20.3	$7,883	21.6	$670	8.5
Product development and engineering	5,012	11.9	4,090	11.2	922	22.5
General and administrative	4,735	11.3	4,290	11.7	445	10.4
Amortization of intangible assets	2,882	6.9	3,306	9.0	(424)	(12.8)
Total operating expenses	$21,182	50.4	$19,569	53.5	$1,613	8.2

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 as a result of an increase in employee related costs of $0.6 million primarily due to the impact of Paymode-X.  We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new products, including Paymode-X.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands, as well as development of our newer accounts payable automation products. The increase in product development and engineering expenses in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily attributable to an increase in employee related costs of $0.7 million driven by increased Paymode-X development and enhancement initiatives and due to an increase in costs associated with the use of contract resources of $0.2 million.  We expect that product development and engineering expenses will increase during the remainder of the fiscal year related to increased investment in our Banking Solutions segment and as we continue to invest in the enhancement of the Paymode-X solution.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily due to increases in employee related costs of $0.2 million and acquisition related expenses of $0.1 million.   We expect that general and administrative expenses will remain consistent during the remainder of the fiscal year.

         Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009 occurred as expense from intangible assets arising in prior acquisitions decreased as those assets aged, offset in part by an increase in amortization expense from intangible assets associated with Paymode-X. We expect that total amortization expense for fiscal 2011, excluding the impact of the Company’s October 2010 acquisition of SMA Financial, Ltd., will approximate $10.2 million.

Other Income, Net

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2010	2009	2010 Compared to 2009
	(in thousands)%
Interest income	$117	$59	$58	98.3
Interest expense	(15)	(8)	(7)	(87.5)
Other income, net	180	170	10	5.9
Other income, net	$282	$221	$61	27.6

Other Income, Net.  In the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, interest income increased as a result of increased cash balances.  Interest expense remained insignificant during the three months ended September 30, 2010 and 2009.  Other income, net increased slightly as a result of realized foreign exchange gains. We expect that the individual components of other income and expense will continue to represent minor components of our overall operations during the remainder of fiscal 2011.

Provision for Income Taxes. We recorded an income tax benefit of $0.1 million and income tax expense of $0.6 million for the three months ended September 30, 2010 and 2009, respectively.  The income tax benefit for the quarter ended September 30, 2010 was substantially due to the impact of a discrete tax benefit of $0.9 million arising from the release of a portion of our valuation allowance that had previously been recorded against our UK deferred tax assets.  Our ability to release a portion of the UK valuation allowance was attributable to continued profitability in our UK operations, which we expect will continue, including the attainment of three years of cumulative profitability on a pre-tax basis during the quarter ended September 30, 2010.  The tax benefit was offset in part by tax expense attributable to our UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

Our income tax expense recorded for the quarter ended September 30, 2009 was due to tax expense associated with our UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses and due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.  Income tax expense was partially offset by the benefit associated with a US tax refund claim for a portion of unused research and development credit carryforwards.

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

In October 2010, we acquired SMA Financial, Ltd., (“SMA”) for a cash payment of £5.0 million (approximately $7.9 million, based on foreign exchange rates at the time of the acquisition). SMA is a London-based provider of SaaS connectivity to SWIFT for the automation of payments and financial messaging.  As a result of the acquisition, we expect to offer next-generation treasury and cash management solutions to a range of bank and corporate customers.  We also may receive investments from, and make investments in, customers or other companies. However, any such transactions would require the approval of our board of directors, and in some cases, stockholders and potentially bank or regulatory approval.

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the three months ended September 30, 2010 and 2009 are summarized in the tables below:

	September 30,	June 30,
	2010	2010
	(in thousands)
Cash, cash equivalents and marketable securities	$136,372	$122,809
Long-term debt (capital leases)	$14	$20

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Cash provided by operating activities	$6,346	$4,651
Cash used in investing activities	(723)	(18,201)
Cash provided by financing activities	5,901	1,808
Effect of exchange rates	2,032	(267)

Cash, cash equivalents and marketable securities. At September 30, 2010 our cash and cash equivalents consisted primarily of cash deposits held at major banks, money market funds and marketable securities. The increase in cash, cash equivalents and marketable securities at September 30, 2010 from June 30, 2010 was primarily due to $6.3 million of cash generated from operations, $4.9 million generated from the public offering of our common stock and $1.0 million in cash generated  from the exercise of stock options and the purchase of our stock by participants in our employee stock purchase plan.  These increases were offset slightly by the use of $0.7 million to purchase property and equipment.

Cash, cash equivalents and marketable securities included $35.4 million held by our foreign subsidiaries as of September 30, 2010 that were denominated in currencies other than US Dollars.  Accordingly, increases in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar increased our overall cash balances by approximately $2.0 million in the three months ended September 30, 2010.  Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances.  However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we have recently experienced, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net income, less the impact of non-cash expenses and changes in working capital.  Cash generated from operations increased by $1.7 million during the three months ended September 30, 2010 as compared to the same period in the prior year.  The increase was primarily due to our net income of $2.7 million in the three months ended September 30, 2010 versus net income of $1.2 million in the same period in the prior year and a decrease in cash used for other assets of $2.2 million, offset in part by a decrease in cash provided by accounts receivable of $1.6 million and a decrease in cash provided by deferred revenue of $1.0 million.

At September 30, 2010, the deferred tax assets associated with our US operations and a portion of the deferred tax assets associated with our European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

At September 30, 2010, we had US net operating loss carryforwards of $47.0 million, which expire at various times through the year 2028 and European net operating loss carryforwards of $9.2 million, which have no statutory expiration date. We also currently have approximately $3.0 million of research and development tax credit carryforwards available, which expire at various points through year 2030. The Company’s operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities. The decrease in net cash used in investing activities for the three months ended September 30, 2010 versus the three months ended September 30, 2009 was predominantly due to $17.0 million of cash used to fund our prior year acquisition of PayMode.

Financing Activities. The increase in cash inflows from financing activities relates primarily to the July 2010 partial exercise of an over-allotment option from our June 2010 common stock offering.  This offering generated net proceeds of $4.9 million and was offset in part by a decrease in proceeds received from the exercise of stock options and the purchase of our stock by participants in our employee stock purchase plan of approximately $0.8 million.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2010, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of September 30, 2010:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$19,949	$2,492	$8,941	$2,590	$5,926
Capital lease obligations	100	79	21	----	----
Other contractual obligations	1,848	445	1,403	----	----
Total	$21,897	$3,016	$10,365	$2,590	$5,926

*Payment due dates are calculated from our most recent fiscal year end of June 30, 2010.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above.   Also excluded from the table is our estimate of unrecognized tax benefits as of September 30, 2010 in the amount of $0.7 million.  These amounts have been excluded because as of September 30, 2010 we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities primarily due to changes in interest rates. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on September 10, 2010.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2002, the Company and Optio joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline and denying in part the motion to dismiss as to Optio. In addition, in October 2002, Daniel M. McGurl, Robert A. Eberle, C. Wayne Cape and F. Barron Hughes were dismissed from this case without prejudice. Both Bottomline and Optio authorized the negotiation of a settlement of the pending claims, and the parties negotiated a settlement, which was subject to approval by the court. On August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. On June 25, 2007, the District Court signed an order terminating the settlement. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion was withdrawn. Neither Bottomline nor Optio’s cases are part of the designated focus case group. On November 13, 2007, the issuer defendants in the designated focus cases filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in these focus cases. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On August 25, 2009, the plaintiffs filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 25, 2009. Various notices of appeal of the Court’s order have been filed.  On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals.

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

The risk factors below do not reflect material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

During the three months ended September 30, 2010, as compared to the same period in the prior year, we experienced a slight decline in the foreign currency exchange rates associated with the British Pound Sterling which negatively impacted our overall revenue growth. To the extent that the current economic downturn worsens or persists, or any of the above risks occur, our business and operating results could be significantly and adversely affected.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in Europe and Australia. During the three months ended September 30, 2010, approximately 38% of our revenues and 32% of our operating expenses, respectively, were attributable to customers or operations located outside of North America. During the three months ended September 30, 2010, as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound to the US Dollar declined slightly. We anticipate that foreign currency exchange rates may continue to fluctuate in the near term. As we experienced in fiscal 2010, appreciation of the US Dollar against the British Pound or future appreciation of the US Dollar against the European Euro and Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

We continue to make significant investments in existing products and new product offerings which can adversely affect our operating results; these investments may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance existing product offerings and to develop new product offerings to meet strategic opportunities as they evolve. Our operating results have recently been affected by increases in product development expenses as we have continued to make investments in our hosted, banking and accounts payable automation products, principally Paymode-X. We may at any time, based on product needs or marketplace demands, decide to significantly increase our product development expenditures. We expect to continue to make significant investments in Paymode-X during the remainder of fiscal year 2011. Investments in existing products and new product offerings can have a negative impact on our operating results, and any existing product enhancements or new product offerings may not be accepted in the marketplace or generate material revenues.

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At September 30, 2010, the carrying value of our goodwill and our other intangible assets was approximately $66.0 million and $28.5 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2010 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we have experienced slowing growth rates with certain of our licensed software products. During the three months ended September 30, 2010, as compared to the same period in the prior year, we experienced a decline in the foreign currency exchange rates applicable to our UK based revenues which negatively impacted our overall revenue growth. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our subscription and transaction, service and maintenance and equipment and supplies revenue streams. If software license revenues or recurring revenues were to significantly decline in any future period, or if the mix of our products and services in any given period did not match our expectations, our results of operations and the market price of our common stock could be significantly adversely affected.

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

•	retaining and expanding our software maintenance and subscriptions and transactions customer bases, which are significant sources of our recurring revenue;

•	continued market acceptance of our payment and document management offerings;

•	our ability to introduce enhancements to meet the market’s evolving needs for secure payments and cash management solutions; and

•	acceptance of software solutions offered on a SaaS basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
July 1, 2010 — July 31, 2010	----	----	----	$4,401,000
August 1, 2010 — August 31, 2010	----	----	----	$4,401,000
September 1, 2010 — September 30, 2010	----	----	----	$4,401,000
Total	----	----	----	$4,401,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 8, 2010	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Nigel Savory Service Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009, (ii) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Bottomline Technologies (de), Inc.

Date: November 8, 2010	By:	/s/ ROBERT A. EBERLE
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

Bottomline Technologies (de), Inc.

Date: November 8, 2010	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Bottomline Technologies (de), Inc. (the “Company”) for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Robert A. Eberle, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Bottomline Technologies (de), Inc.

Date: November 8, 2010	By:	/s/ ROBERT A. EBERLE
Robert A. Eberle
Chief Executive Officer
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Bottomline Technologies (de), Inc. (the “Company”) for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Kevin M. Donovan, Chief Financial Officer and Treasurer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Bottomline Technologies (de), Inc.

Date: November 8, 2010	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)