Form 10-Q/A
period 2010-11-08
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2010-11-08
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

Bottomline Technologies, Inc. (“the Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2010 (the “Original 10-Q”), for the sole purpose of furnishing the Nigel Savory Service Agreement as Exhibit 10.1. The Nigel Savory Service Agreement was inadvertently omitted from the Form 10-Q as originally filed.

The Exhibit Index has also been amended and restated in its entirety to include the certifications filed as Exhibits 31.3 and 31.4 to this Amendment No. 1.

This Amendment No. 1 continues to speak as of the date of the filing of the Original 10-Q, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 8, 2010	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1 (1)	Nigel Savory Service Agreement

31.1 (2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2 (2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

31.3 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.4 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1 (2)	Section 1350 Certification of Principal Executive Officer

32.2 (2)	Section 1350 Certification of Principal Financial Officer

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Calculation Linkbase Document

101.LAB(2)	XBRL Taxonomy Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Presentation Linkbase Document

(1)	Filed Herewith

(2)	Previously filed on November 8, 2010

Exhibit 31.3

CERTIFICATIONS

I, Robert A. Eberle, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-Q/A of Bottomline Technologies (de), Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Bottomline Technologies (de), Inc.

Date: November 8, 2010	By:	/s/ ROBERT A. EBERLE
Robert A. Eberle
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.4

CERTIFICATIONS

I, Kevin M. Donovan, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-Q/A of Bottomline Technologies (de), Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Bottomline Technologies (de), Inc.

Date: November 8, 2010	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)