Form 10-Q
period 2011-02-07
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2011-02-07
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2011 was 33,213,810.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$143,936	$122,758
Marketable securities	61	51
Accounts receivable, net of allowance for doubtful accounts of $439 at December 31, 2010 and $481 at June 30, 2010	36,840	26,019
Other current assets	8,139	8,910
Total current assets	188,976	157,738
Property, plant and equipment, net	14,342	14,561
Goodwill	69,712	64,294
Intangible assets, net	29,592	31,172
Other assets	667	1,617
Total assets	$303,289	$269,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,549	$5,857
Accrued expenses	10,062	9,715
Deferred revenue	42,807	37,461
Total current liabilities	59,418	53,033
Deferred revenue, non-current	2,991	2,738
Deferred income taxes	2,266	1,432
Other liabilities	1,940	1,788
Total liabilities	66,615	58,991

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	----	----
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—33,680 at December 31, 2010, and 32,376 at June 30, 2010; outstanding shares—31,714 at December 31, 2010, and 30,325 at June 30, 2010	34	32
Additional paid-in capital	393,235	375,700
Accumulated other comprehensive loss	(6,289)	(9,358)
Treasury stock: 1,966 shares at December 31, 2010, and 2,051 shares at June 30, 2010, at cost	(21,720)	(22,657)
Accumulated deficit	(128,586)	(133,326)
Total stockholders’ equity	236,674	210,391
Total liabilities and stockholders’ equity	$303,289	$269,382

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2010	2009
Revenues:
Software licenses	$4,180	$3,787
Subscriptions and transactions	13,031	10,469
Service and maintenance	24,952	23,775
Equipment and supplies	2,119	2,091
Total revenues	44,282	40,122
Cost of revenues:
Software licenses	214	321
Subscriptions and transactions (1)	6,748	5,160
Service and maintenance (1)	10,404	10,405
Equipment and supplies	1,635	1,590
Total cost of revenues	19,001	17,476
Gross profit	25,281	22,646
Operating expenses:
Sales and marketing (1)	9,257	8,825
Product development and engineering (1)	5,476	4,753
General and administrative (1)	4,545	4,248
Amortization of intangible assets	2,905	3,361
Total operating expenses	22,183	21,187
Income from operations	3,098	1,459
Other income (expense), net	32	(93)
Income before income taxes	3,130	1,366
Provision for income taxes	1,065	662
Net income	2,065	704
Basic net income per share attributable to common stockholders:	$0.07	$0.03
Diluted net income per share attributable to common stockholders:	$0.06	$0.03
Shares used in computing basic net income per share attributable to common stockholders:	31,330	25,092
Shares used in computing diluted net income per share attributable to common stockholders:	33,253	25,933

(1)	Stock based compensation is allocated as follows:

	Three Months Ended December 31,
	2010	2009
Cost of revenues: subscriptions and transactions	$118	$61
Cost of revenues: service and maintenance	474	444
Sales and marketing	994	838
Product development and engineering	419	329
General and administrative	846	728

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Six Months Ended December 31,
	2010	2009
Revenues:
Software licenses	$7,642	$6,750
Subscriptions and transactions	24,565	18,750
Service and maintenance	50,004	46,910
Equipment and supplies	4,110	4,268
Total revenues	86,321	76,678
Cost of revenues:
Software licenses	429	540
Subscriptions and transactions (1)	13,121	9,038
Service and maintenance (1)	20,833	20,125
Equipment and supplies	3,155	3,211
Total cost of revenues	37,538	32,914
Gross profit	48,783	43,764
Operating expenses:
Sales and marketing (1)	17,811	16,708
Product development and engineering (1)	10,488	8,843
General and administrative (1)	9,280	8,538
Amortization of intangible assets	5,787	6,667
Total operating expenses	43,366	40,756
Income from operations	5,417	3,008
Other income, net	315	128
Income before income taxes	5,732	3,136
Provision for income taxes	992	1,260
Net income	4,740	1,876
Basic and diluted net income per share attributable to common stockholders:	$0.15	$0.07
Shares used in computing basic net income per share attributable to common stockholders:	31,042	24,747
Shares used in computing diluted net income per share attributable to common stockholders:	32,619	25,372

(1)	Stock based compensation is allocated as follows:

	Six Months Ended December 31,
	2010	2009
Cost of revenues: subscriptions and transactions	$224	$114
Cost of revenues: service and maintenance	883	749
Sales and marketing	1,844	1,487
Product development and engineering	778	533
General and administrative	1,693	1,425

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended December 31,
	2010		2009
Operating activities:
Net income		$4,740	$1,876
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets		5,787	6,667
Stock compensation expense		5,422	4,308
Depreciation and amortization of property, plant and equipment		2,518	2,164
Deferred income tax (benefit) provision		(715)	301
Provision for allowances on accounts receivable		1	(99)
Provision for allowances for obsolete inventory		4	1
Excess tax benefits associated with stock compensation		(322)	(130)
Loss on disposal of equipment		24	----
Loss (gain) on foreign exchange		30	(136)
Changes in operating assets and liabilities:
Accounts receivable		(8,708)	(1,089)
Inventory		(122)	(23)
Prepaid expenses and other current assets		4,552	549
Other assets		(1,764)	(1,091)
Accounts payable		(32)	298
Accrued expenses		(618)	(1,752)
Deferred revenue		3,107	2,189
Other liabilities		16	598
Net cash provided by operating activities		13,920	14,631
Investing activities:
Acquisition of businesses and assets, net of cash acquired		(5,962)	(17,000)
Purchases of held-to-maturity securities		(54)	(50)
Proceeds from sales of held-to-maturity securities		54	50
Purchases of property and equipment, net		(1,913)	(2,528)
Net cash used in investing activities		(7,875)	(19,528)
Financing activities:
Proceeds from sale of common stock, net		4,864	----
Proceeds from exercise of stock options and employee stock purchase plan		7,898	9,560
Repurchase of common stock		----	(23)
Excess tax benefits associated with stock compensation		322	130
Capital lease payments		(56)	(56)
Payment of bank financing fees		(3)	(13)
Net cash provided by financing activities		13,025	9,598
Effect of exchange rate changes on cash and cash equivalents		2,108	(10)
Increase in cash and cash equivalents		21,178	4,691
Cash and cash equivalents at beginning of period		122,758	50,255
Cash and cash equivalents at end of period		$143,936	$54,946
Supplemental disclosure of cash flow information:
Issuance of warrants in connection with acquisition of business	$	----	$10,520

See accompanying notes.

Bottomline Technologies (de), Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2010

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2011. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K for Bottomline Technologies (de), Inc. as filed with the Securities and Exchange Commission (SEC) on September 10, 2010.

Note 2—Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial Accounting Standards Board issued authoritative guidance on two issues related to revenue recognition: Revenue Arrangements with Multiple Deliverables and Certain Revenue Arrangements that Include Software Elements.

Revenue Arrangements with Multiple Deliverables applies to multiple-deliverable revenue arrangements and provides for two significant changes to existing multiple-element revenue recognition guidance. The first change relates to the determination of when individual deliverables within an arrangement should be treated as separate units of accounting. Broadly, a deliverable should be treated as a separate unit of accounting when it has value to the customer on a standalone basis and when delivery or performance of any undelivered items is considered to be probable and substantially within the control of the vendor. The second change relates to the manner in which arrangement consideration should be allocated to any separately identified deliverables and requires that the allocation of revenue among deliverables be based on vendor specific objective evidence (VSOE) or third-party evidence of selling price and, to the extent that neither of these levels of evidence exist, that the allocation be based on the vendor’s best estimate of selling price for each deliverable. Use of the residual method of allocating revenue to arrangement deliverables is specifically prohibited unless the transaction is governed by software revenue recognition literature. Financial statement disclosure requirements have also been expanded.  We adopted this guidance on a prospective basis on July 1, 2010, which required us to apply this guidance to all revenue arrangements entered into, or materially modified, on or after that date. The adoption of this accounting standard did not have a material impact on our condensed consolidated financial statements for the quarter and six months ended December 31, 2010 and we do not believe it will have a material impact in the remainder of fiscal 2011.

Certain Revenue Arrangements that Include Software Elements focuses on redefining which revenue arrangements are within the scope of software revenue recognition literature and which are not. The issue provides guidance on determining whether tangible products containing non-software and software elements are governed by software revenue recognition literature and narrows the definition of what constitutes a “software” transaction. In particular, non-software components of products that include software, software products bundled with tangible products where the non-software and software components function together to deliver the product’s essential functionality, and undelivered elements related to non-software components are, as a result of this issue, outside the scope of software revenue recognition rules. The issue also provides guidance on allocating revenue between non-software and software elements. We adopted the guidance on a prospective basis beginning July 1, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements for the quarter and six months ended December 31, 2010 and we do not believe it will have a material impact in the remainder of fiscal 2011.

Note 3—Revenue Recognition

Software Arrangements

We recognize revenue on our software license arrangements when four basic criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectability is deemed probable. We consider a fully executed, non-cancelable agreement or a customer purchase order to be persuasive evidence of an arrangement. Delivery is deemed to have occurred upon transfer of the product title to the customer or the completion of services rendered. We consider the arrangement fee to be fixed and determinable if it is not subject to adjustment and if the customer has not been granted extended payment terms. Excluding our long term contract arrangements for which revenue is recorded on a percentage of completion basis, extended payment terms are deemed to be present when any portion of the software license fee is due in excess of 90 days after the date of product delivery. In arrangements that contain extended payment terms, software revenue is recorded as customer payments become contractually due, assuming all other revenue recognition criteria have been met. We consider the arrangement fee to be probable of collection if our internal credit analysis indicates that the customer will be able to pay contractual amounts as they become due.

Our software arrangements may contain multiple revenue elements, such as software licenses, professional services, hardware and post-contract customer support. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met; excluding post-contract customer support, this is typically upon delivery or completion of professional services. Revenue for post-contract customer support agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor specific objective evidence of fair value (“VSOE”). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. We do not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license according to the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is deferred and recognized upon delivery of that element. Any “residual” arrangement fee is allocated to the software license. This has the effect of allocating any sales discount inherent in the arrangement to the software license fee.

Certain of our software license arrangements require significant customization and modification and involve extended implementation periods and, as such, do not qualify for separate element treatment. These arrangements are typically accounted for using percentage of completion contract accounting. In such arrangements, since we are able to make reasonably reliable estimates of progress toward completion, revenue is recognized over the life of the project as work is performed. Revenue earned in each reporting period is determined based on the percentage of labor hours incurred on the project as a percentage of total estimated labor hours. Customer payment milestones for both software and professional services fees on these long-term arrangements typically occur on a periodic basis over the period of project completion.

Non-Software Arrangements

For arrangements governed by general revenue recognition literature, such as with our hosted or SaaS offerings or equipment and supplies only sales, we recognize revenue when four basic criteria are met; these criteria are similar to those governing software transactions: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectability is reasonably assured. For our SaaS offerings, revenue is generally recognized on a subscription or transaction basis over the period of performance.

For arrangements consisting of multiple elements, revenue is allocated to each element based on a selling price hierarchy. The selling price of each element is based on VSOE if available, third party evidence (“TPE”) if VSOE is not available or estimated selling price (“ESP”) if neither VSOE or TPE are available. TPE is determined based on selling prices charged by unrelated third party vendors for similar deliverables when sold separately. The residual method of allocation in a non-software arrangement is not permitted and, instead, arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable based on the relative proportion of each deliverable’s selling price to the total arrangement fee.  We are typically unable to establish TPE as we are unable to obtain sufficient information on vendor selling prices to substantiate TPE. The objective of ESP is to estimate the price at which we would transact if the deliverable were sold separately rather than as part of a multiple element arrangement. Our determination of ESP considers several factors including actual selling prices for similar transactions, gross margin expectations and ongoing pricing strategy. We plan to formally analyze our ESP determinations on at least an annual basis.

Whether a deliverable represents a separate unit of accounting, thus resulting in discrete revenue recognition as the revenue recognition criteria for that deliverable are met, is dependent on whether the deliverable has value to the customer on a standalone basis. A deliverable is deemed to have standalone value if it is sold separately by us or any other vendor or if the deliverable could be resold by the customer. Additionally, in an arrangement that includes a general right of return related to delivered items, delivery or performance of any undelivered items must be considered probable and substantially within our control.

Up-front fees paid by the customer, even if non-refundable, that do not have stand alone value are deferred and recognized as revenue over the period of performance. We periodically charge up-front fees related to installation and integration services in connection with certain of our hosted or SaaS offerings. These fees are deferred and recognized as revenue ratably over the estimated customer relationship period, which is generally five years, and the revenue recognition period associated with these fees normally commences upon customer implementation.

Unless capitalized as part of an intangible asset in connection with a business or asset acquisition, contract origination costs and incremental direct costs are expensed as incurred.

Arrangements Including Both Software and Non-Software Deliverables

Periodically, we will enter into an arrangement that contains both software and non-software deliverables. In such a transaction, the aggregate arrangement consideration is allocated to the software deliverables and non-software deliverables as a group, using the relative selling prices of each of the deliverables based on the aforementioned selling price hierarchy. After this allocation is completed, the arrangement consideration allocated to the software deliverables is further allocated using the residual value method described above.

Regardless of the allocation methodology or the nature of the deliverables, we limit the amount of revenue that can be recognized for delivered items to the amount that is not contingent on future deliverables or subject to customer specified return or refund rights.

Customer Returns

The sales value of customer returns are estimated and accrued for based upon return authorizations issued and past history. Actual returns, in the aggregate, have been consistent with management’s expectations and have historically not been significant.

Note 4—Fair Value

Fair Value of Assets and Liabilities

We measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the assumptions that market participants would use in pricing an asset or liability (the “inputs”) are based on a tiered fair value hierarchy consisting of three levels, as follows:

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar instruments in active markets or for similar markets that are not active.

Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the asset or liability.

Valuation techniques for assets and liabilities include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

At December 31, 2010, our assets measured at fair value on a recurring basis were as follows:

	December 31, 2010
(in thousands)	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$99,616	$—	$—	$99,616

	June 30, 2010
(in thousands)	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$58,257	$—	$—	$58,257

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable.  Our marketable securities are classified as held to maturity and recorded at amortized cost which, at December 31, 2010 and June 30, 2010, approximated fair value.  These investments all mature within one year.  The fair values of our other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

Note 5—Product and Business Acquisitions

SMA Financial, Ltd.

On October 26, 2010, we acquired SMA Financial, Ltd., (“SMA”) for a cash payment of approximately £5.0 million (approximately $7.9 million, based on foreign exchange rates at the time of the acquisition). SMA is a London-based provider of Software as a Service (SaaS) connectivity to the Society for Worldwide Interbank Financial Telecommunication, which is referred to as SWIFT, for the automation of payments and financial messaging.  As a result of the acquisition, we expect to offer next-generation treasury and cash management solutions to a range of bank and corporate customers.

At December 31, 2010, we were still finalizing our estimates of fair value for property, equipment and intangible assets acquired during the period ended December 31, 2010.  In the preliminary allocation of the purchase price set forth below, based on foreign exchange rates on October 26, 2010, we have recognized approximately $4.1 million of goodwill.   The goodwill is arising principally due to the assembled workforce of SMA and as a result of the recognition of certain deferred tax liabilities in purchase accounting.  The goodwill is deductible over a fifteen year period for US income tax purposes, but is not deductible for UK income tax purposes. Acquisition costs of approximately $0.5 million were expensed during the six months ended December 31, 2010, principally as a component of general and administrative expenses.  SMA’s operating results have been included in our operating results from the date of the acquisition forward, as a component of the Outsourced Solutions segment, and all of the SMA goodwill was allocated to this segment. Operating results of SMA are not material to our consolidated financial results and therefore pro forma results of operations have not been presented.

For the six months ended December 31, 2010, revenues attributable to SMA represented less than 2% of our consolidated revenues. For the six months ended December 31, 2010, the operations of SMA did not have a material impact on our consolidated net income.

The preliminary allocation of the purchase price as of December 31, 2010 is as follows:

(in thousands)
Current assets	$4,433
Property and equipment	251
Customer related intangible assets	4,061
Goodwill	4,090
Current liabilities	(3,563)
Other liabilities	(1,354)
Total purchase price	$7,918

The valuation of the customer related intangible assets was estimated by performing projections of discounted cash flow, whereby revenues and costs associated with the assets are forecast to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk.  The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs).  The valuation assumptions also take into consideration our estimates of contract renewal, technology attrition and revenue growth projections.  The value associated with the assets of $4.1 million is being amortized over an estimated weighted average life of ten years.

PayMode

On September 14, 2009, we completed the purchase of substantially all of the assets and related operations of PayMode from Bank of America.  PayMode facilitates the electronic exchange of payments and invoices between organizations and their suppliers and is operated as a SaaS offering.  As a result of the acquisition we acquired the PayMode operations including the vendor network, application software, intellectual property rights and other assets, properties and rights used exclusively or primarily in the PayMode business.

To achieve a comprehensive solution for our customers, the core features and functionality of PayMode and Bottomline Business eXchange, our electronic invoicing solution, were combined and launched as a re-branded offering:  Paymode-X.  This solution offers an electronic order-to-pay network for businesses, and the Paymode-X network currently encompasses more than 125,000 companies.

PayMode Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of our operations and PayMode as if that acquisition had occurred on July 1, 2009, after giving effect to certain adjustments such as decreased revenues formerly earned by PayMode from interest income allocated to PayMode through Bank of America’s fund transfer process since, in general terms, we are not eligible to earn revenues in this manner.  The pro-forma adjustments also reflect an increase in amortization expense as a result of acquired intangible assets and a decrease in interest income as a result of the cash paid for the acquisition. This pro-forma financial information does not necessarily reflect the results of operations that would have actually occurred had we and PayMode been a single entity during this period.

	Pro Forma Three Months Ended December 31,	Pro Forma Six Months Ended December 31,
	2009	2009

Revenues	$40,122	$77,881
Net income	$704	$194
Net income per basic and diluted share attributable to common stockholders	$0.03	$0.01

Global Commission Payments

On February 24, 2010, we acquired certain customer contracts associated with Bank of America’s Global Commission Payments business. The initial consideration paid by us was $1.0 million in cash; this cost has been classified as a component of our customer related intangible assets and is being amortized over an estimated life of seven years.  For acquired contracts that we successfully migrate to our Paymode-X solution, additional consideration is due to Bank of America based on a trailing revenue multiple of the underlying customer. We anticipate that additional consideration of up to $5 million may be contingently payable to Bank of America, based on the outcome of customer migration to Paymode-X, which is currently targeted for completion in the second half of calendar year 2011. Any additional consideration will be recorded by us as an increase to the cost of the acquired contracts in the period in which payment to Bank of America becomes probable and the amount of payment is reasonably estimable.

Note 6—Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	in thousands)
Numerator:
Net income	$2,065	$704	$4,740	$1,876
Less: Net income allocable to participating securities	----	(25)	----	(72)
Net income allocable to common stockholders	$2,065	$679	$4,740	$1,804

Denominator:
Shares used in computing basic net income per share attributable to common stockholders	31,330	25,092	31,042	24,747

Effect of dilutive securities	1,923	841	1,577	625
Shares used in computing diluted net income per share attributable to common stockholders	33,253	25,933	32,619	25,372

Basic net income per share attributable to common stockholders	$0.07	$0.03	$0.15	$0.07

Diluted net income per share attributable to common stockholders	$0.06	$0.03	$0.15	$0.07

The calculation of basic net income per share excludes any dilutive effects of stock options, unvested restricted stock and stock warrants.  During the prior fiscal year, certain of our unvested restricted stock awards were considered to be participating securities as they entitled the holder to receive non-forfeitable rights to cash dividends at the same rate as common stock.  Accordingly, for the three and six months ended December 31, 2009, basic earnings per share was computed pursuant to the two-class method which calculates earnings for common stock and participating securities based on their proportionate participation rights in undistributed earnings.

Diluted net income per share is calculated using the more dilutive of the treasury stock method (which assumes full exercise of in-the-money stock options and warrants and full vesting of restricted stock) or, for periods in which there are participating securities, the two-class method described above.

For the three months ended December 31, 2010, all shares of unvested restricted stock and stock options were included in the calculation of diluted earnings per share.  For the six months ended December 31, 2010, 22,500 shares of unvested stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

For the three and six months ended December 31, 2009, there were approximately 235,989 and 1,043,405, respectively, of unvested stock options excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

Note 7—Comprehensive Income or Loss

Comprehensive income or loss represents our net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(in thousands)
Net income	$2,065	$704	4,740	$1,876
Other comprehensive income (loss):
Foreign currency translation adjustments	(327)	470	3,069	(541)
Comprehensive income	$1,738	$1,174	$7,809	$1,335

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

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. Our Legal eXchange solution, which provides the opportunity to create more efficient processes for managing invoices generated by outside law firms while offering access to important legal spend factors such as budgeting, expense monitoring and outside counsel performance, is included within this segment. This segment also incorporates our hosted and outsourced payments and accounts payable automation solutions, including Paymode-X and SWIFT Access Service, a new product offering which we added through our SMA acquisition in October 2010. Revenue within this segment is generally recognized on a subscription or transaction basis or proportionately over the estimated life of the customer relationship.

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

We do not track or assign our assets by operating segment.

Segment information for the three and six months ended December 31, 2010 and 2009 according to the segment descriptions above, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(in thousands)
Revenues:
Payments and Transactional Documents	$24,010	$23,809	$47,511	$46,576
Banking Solutions	10,616	7,595	21,541	14,703
Outsourced Solutions	9,656	8,718	17,269	15,399
Total revenues	$44,282	$40,122	$86,321	$76,678

Segment measure of profit:
Payments and Transactional Documents	$6,078	$5,457	$11,164	$10,433
Banking Solutions	1,645	641	4,463	1,626
Outsourced Solutions	1,500	1,249	1,808	2,453
Total measure of segment profit	$9,223	$7,347	$17,435	$14,512

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(in thousands)
Segment measure of profit	$9,223	$7,347	$17,435	$14,512
Less:
Amortization of intangible assets	(2,905)	(3,361)	(5,787)	(6,667)
Stock compensation expense	(2,851)	(2,400)	(5,422)	(4,308)
Acquisition related expenses	(309)	(127)	(749)	(529)
Restructuring expenses	(60)	----	(60)	----
Add:
Other (expense) income, net	32	(93)	315	128
Income before income taxes	$3,130	$1,366	$5,732	$3,136

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$443	$415	$862	$789
Banking Solutions	168	171	336	336
Outsourced Solutions	659	621	1,320	1,039
Total depreciation expense	$1,270	$1,207	$2,518	$2,164

Geographic Information

We have presented geographic information about our revenues, below. This presentation allocates revenue based on the point of sale not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here, particularly in respect of a financial institution customer located in Australia for which the point of sale was the United States.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(in thousands)
Revenues from unaffiliated customers:
United States	$30,048	$26,479	$58,985	$50,248
Europe	13,699	13,140	26,307	25,517
Australia	535	503	1,029	913
Total revenues from unaffiliated customers	$44,282	$40,122	$86,321	$76,678

Long-lived assets, which are based on geographical location, were as follows:

	December 31,	June 30,
	2010
	(in thousands)
Long-lived assets, net
United States	$11,574	$13,593
Europe	3,286	2,464
Australia	149	121
Total long-lived assets, net	$15,009	$16,178

Note 9—Income Taxes

We recorded income tax expense of $1.1 million and $0.7 million for the three months ended December 31, 2010 and 2009, respectively.  The income tax expense recorded for the quarter ended December 31, 2010 was due to tax expense associated with our UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.  The income tax expense recorded for the quarter ended December 31, 2009 was due to tax expense associated with our UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

We recorded income tax expense of $1.0 million and $1.3 million for the six months ended December 31, 2010 and 2009, respectively.  The income tax expense for the six months ended December 31, 2010 was due to tax expense associated with our UK, Australian and US operations, offset in part by the impact of a discrete tax benefit of $0.9 million recognized in the quarter ended September 30, 2010 arising from the release of a portion of our valuation allowance that had previously been recorded against our UK deferred tax assets.  The ability to release a portion of the UK valuation allowance was attributable to continued profitability in the UK operations, which we expect will continue, including the attainment of three years of cumulative profitability on a pre-tax basis.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.  The income tax expense for the six months ended December 31, 2009 was due to tax expense associated with our UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

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

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$63,720	$(42,872)	$20,848	9.3
Core technology	32,658	(26,099)	6,559	5.3
Patent	953	(349)	604	8.5
Other intangible assets	2,338	(757)	1,581	12.6
Total	$99,669	$(70,077)	$29,592

Unamortized intangible assets:
Goodwill			69,712
Total intangible assets			$99,304

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$58,747	$(37,981)	$20,766	8.5
Core technology	32,224	(24,210)	8,014	5.3
Patent	953	(314)	639	9.0
Other intangible assets	2,338	(585)	1,753	12.3
Total	$94,262	$(63,090)	$31,172

Unamortized intangible assets:
Goodwill			64,294
Total intangible assets			$95,466

Estimated amortization expense for fiscal year 2011 and subsequent fiscal years is as follows:

(in thousands)
2011	$10,457
2012	6,073
2013	4,411
2014	2,442
2015	2,244
2016 and thereafter	9,752

Note 11—Contingencies

In April 2010, we received notification from an outside software consortium alleging that we may have installed unlicensed versions of certain third-party software on our computers.  The notification requested that we undertake an internal review to assess the merits of such claims and present our findings directly to the outside software consortium.  While the outcome of this matter is still uncertain, we do not believe it will have a material impact on our financial position or operating results.

In August 2010, we received notification from HM Revenue and Customs (HMRC) advising that Tranmit Plc. (Tranmit), a wholly owned subsidiary of ours, had an unsettled tax liability of approximately £0.1 million (approximately $0.2 million based on December 31, 2010 foreign exchange rates) inclusive of interest. This tax relates to transactions occurring before our acquisition of Tranmit, which occurred in January 2006.  We and the former stockholders of Tranmit are currently parties to a tax indemnification arrangement providing for the recovery by us, from the selling stockholders, of certain tax liabilities arising for periods prior to our ownership of Tranmit. In November 2010, we settled the tax liability with HMRC and recovered substantially all of the amounts that were payable to HMRC from the former Tranmit stockholders.  This matter is now fully resolved.

Note 12—Stock Offering

In June, 2010, we completed an underwritten public offering of 4.2 million shares of our common stock. In July, 2010, the underwriters exercised an over-allotment option to purchase 354,000 additional shares of our common stock, resulting in an additional $4.9 million of net proceeds to us. The additional shares issued and proceeds received by us were recorded by us in July 2010.

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

In October 2010, we acquired SMA Financial, Ltd. (SMA), which is a London-based provider of SaaS connectivity to SWIFT for the automation of payments and financial messaging.  As a result of the acquisition, we launched a new product offering, SWIFT Access Service, and in the future we expect to offer next generation treasury and cash management solutions to a range of bank and corporate customers.

For the first six months of fiscal year 2011, our revenue increased to $86.3 million from $76.7 million in the same period of fiscal year 2010. This revenue increase was attributable to revenue increases of $6.8 million in our Banking Solutions segment, $1.9 million in our Outsourced Solutions segment and $0.9 million in our Payments and Transactional Documents segment.  The Banking Solutions increased revenue related to large new and ongoing banking projects.  The increased contribution of revenue from our SMA acquisition and our Paymode-X solution accounted for substantially all of the revenue increase in the Outsourced Solutions segment.  The increased revenue in our Payments and Transactional Documents segment primarily related to increased revenue from US payment and document automation products.  These increases include an unfavorable effect of foreign exchange rates of $1.1 million primarily associated with the British Pound Sterling, which depreciated against the US Dollar compared to the same period in the prior fiscal year.

We had net income of $4.7 million in the six months ended December 31, 2010 compared to net income of $1.9 million in the six months ended December 31, 2009. The increase in net income was due largely to improved gross margins of $5.0 million and a discrete income tax benefit in the six months ended December 31, 2010 of $0.9 million. These effects were partially offset by an increase in operating expenses of $2.6 million.  The increased gross margin was driven primarily by our increased revenue across all segments.  The increases in our operating expense categories were primarily due to increased employee related costs, partially associated with a full six months of Paymode-X operations and operating costs arising from SMA, offset by a decrease of $0.9 million in intangible asset amortization.

In the first six months of fiscal 2011, we derived approximately 37% of revenue from customers located outside of North America, principally in the UK and Australia.  We expect future revenue growth to be driven by increased purchases of our products, including SWIFT Access Service, Paymode-X and WebSeries, by new and existing bank and financial institution customers in both North America and international markets and from increased sales of our payments and transactional documents products.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2010 related to stock-based compensation, revenue recognition, the valuation of goodwill and intangible assets and the valuation of acquired deferred revenue. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 10, 2010. There have been no changes to our critical accounting policies during the six months ended December 31, 2010.  As discussed below in “Recent Accounting Policies” and in Note 3 to our condensed consolidated financial statements, we adopted the guidance of two issues related to revenue recognition: Revenue Arrangements with Multiple Deliverables and Certain Revenue Arrangements that Include Software Elements.  The adoption of these accounting standards did not have a material impact on our condensed consolidated financial statements for the quarter ended December 31, 2010 and we do not believe they will have a material impact in the remainder of fiscal 2011.

Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the FASB issued authoritative guidance on two issues related to revenue recognition: Revenue Arrangements with Multiple Deliverables and Certain Revenue Arrangements that Include Software Elements.

Revenue Arrangements with Multiple Deliverables applies to multiple-deliverable revenue arrangements and provides for two significant changes to existing multiple-element revenue recognition guidance. The first change relates to the determination of when individual deliverables within an arrangement should be treated as separate units of accounting. Broadly, a deliverable should be treated as a separate unit of accounting when it has value to the customer on a standalone basis and when delivery or performance of any undelivered items is considered to be probable and substantially within the control of the vendor. The second change relates to the manner in which arrangement consideration should be allocated to any separately identified deliverables and requires that the allocation of revenue among deliverables be based on vendor specific objective evidence (VSOE) or third-party evidence of selling price and, to the extent that neither of these levels of evidence exist, that the allocation be based on the vendor’s best estimate of selling price for each deliverable. Use of the residual method of allocating revenue to arrangement deliverables is specifically prohibited unless the transaction is governed by software revenue recognition literature. Financial statement disclosure requirements have also been significantly expanded.  We adopted this guidance on a prospective basis on July 1, 2010, which required us to apply this guidance to all revenue arrangements entered into or materially modified on or after that date.  The adoption of this accounting standard did not have a material impact on our condensed consolidated financial statements for the quarter and six months ended December 31, 2010 and we do not believe it will have a material impact in the remainder of fiscal 2011.

Certain Revenue Arrangements that Include Software Elements focuses on redefining which revenue arrangements are within the scope of software revenue recognition literature and which are not. The issue provides guidance on determining whether tangible products containing non-software and software elements are governed by software revenue recognition literature and significantly narrows the definition of what constitutes a “software” transaction. In particular, non-software components of products that include software, software products bundled with tangible products where the non-software and software components function together to deliver the product’s essential functionality, and undelivered elements related to non-software components are, as a result of this issue, outside the scope of software revenue recognition rules. The issue also provides guidance on allocating revenue between non-software and software elements. We adopted the guidance on a prospective basis beginning July 1, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements for the quarter and six months ended December 31, 2010 and we do not believe it will have a material impact in the remainder of fiscal 2011.

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

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

Our operating segments are organized principally by the type of product or service offered and by geography.  Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions.  The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended December 31,
	2010	2009	Increase Between Periods 2010 Compared to 2009
Segment revenue:	(in thousands)		(in thousands)%
Payments and Transactional Documents	$24,010	$23,809	$201	0.8
Banking Solutions	10,616	7,595	3,021	39.8
Outsourced Solutions	9,656	8,718	938	10.8
	$44,282	$40,122	$4,160	10.4

Segment measure of profit:
Payments and Transactional Documents	$6,078	$5,457	$621	11.4
Banking Solutions	1,645	641	1,004	156.6
Outsourced Solutions	1,500	1,249	251	20.1
Total measure of segment profit	$9,223	$7,347	$1,876	25.5

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended December 31,
	2010	2009
	(in thousands)
Segment measure of profit	$9,223	$7,347
Less:
Amortization of intangible assets	(2,905)	(3,361)
Stock compensation expense	(2,851)	(2,400)
Acquisition related expenses	(309)	(127)
Restructuring expenses	(60)	----
Add:
Other (expense) income, net	32	(93)
Income before income taxes	$3,130	$1,366

 Payments and Transactional Documents. The revenue increase for the three months ended December 31, 2010 was primarily attributable to an increase of $0.3 million in subscriptions and transactions revenue, offset by decreased service and maintenance revenue of $0.1 million.  The increased revenue includes an unfavorable effect of foreign exchange rates of $0.3 million associated with the British Pound Sterling.  The segment profit increase of $0.6 million for the three months ended December 31, 2010 was primarily attributable to an improvement in service and maintenance gross margins.  We expect revenue and profit for the Payments and Transactional Documents segment to increase during the remainder of fiscal 2011 as a result of increased sales of our payment and document automation solutions.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the same period in the prior fiscal year due to increases in subscriptions and transactions revenues of $1.8 million related to an arrangement for which revenue commenced in the prior fiscal year and professional services revenue of $1.1 million associated with large ongoing projects. Segment profit increased $1.0 million for the three months ended December 31, 2010 compared to the same period in the prior fiscal year.  The profit increase was due to higher subscriptions and transactions gross margins of $1.0 million and higher professional services gross margins of $0.7 million associated with large ongoing projects, offset in part by increased product development costs of $0.9 million.  We expect revenue and profit for the Banking Solutions segment to increase during the remainder of the fiscal year as a result of the contribution of revenue from ongoing projects and from additional purchases from existing bank and financial institution customers.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased as compared to the same period in the prior fiscal year due primarily to the revenue contributions from both SMA and Paymode-X.  Segment profit increased $0.3 million as compared to the same period in the prior fiscal year due primarily to improved software license gross margins.  We expect revenue and profit for the Outsourced Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from our SMA acquisition and Legal eXchange solutions.

Revenues by category

	Three Months Ended December 31,				Increase Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$4,180	9.5	$3,787	9.4	$393	10.4
Subscriptions and transactions	13,031	29.4	10,469	26.1	2,562	24.5
Service and maintenance	24,952	56.3	23,775	59.3	1,177	5.0
Equipment and supplies	2,119	4.8	2,091	5.2	28	1.3
Total revenues	$44,282	100.0	$40,122	100.0	$4,160	10.4

Software Licenses. The increase in software license revenues was due to an increase in revenue of approximately $0.3 million from both US and European products and increases of approximately $0.2 million in software license revenue from our Banking Solutions segment.  We expect software license revenues to increase during the remainder of fiscal year 2011, principally as a result of increased software license revenue from our domestic and international payments and transactional documents products.

 Subscriptions and Transactions. The increase in subscription and transaction revenues of $2.6 million was due principally to the revenue contribution from our Banking segment of $1.8 million, the revenue contribution from Paymode-X and the revenue contribution from SMA. We expect subscription and transaction revenues to increase slightly during the remainder of the fiscal year as compared to the first six months of fiscal 2011.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues associated with several large ongoing banking projects. We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of new and existing projects within our Banking Solutions segment and as a result of additional revenues from our domestic and international payments and documents products.

Equipment and Supplies. The equipment and supplies revenues remained relatively unchanged in the three months ended December 31, 2010 compared to the same period in the prior fiscal year. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of 2011.

Cost of revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$214	0.5	$321	0.8	$(107)	(33.3)
Subscriptions and transactions	6,748	15.2	5,160	12.9	1,588	30.8
Service and maintenance	10,404	23.5	10,405	25.9	(1)	----
Equipment and supplies	1,635	3.7	1,590	4.0	45	2.8
Total cost of revenues	$19,001	42.9	$17,476	43.6	$1,525	8.7
Gross profit	$25,281	57.1	$22,646	56.4	$2,635	11.6

  Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased to 5% of software license revenues in the three months ended December 31, 2010 as compared to 8% for the three months ended December 31, 2009.  The decrease in software license costs of $0.1 million was primarily due to reduced third party costs in our Payments and Transactional Documents and Banking Solutions segments.  We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

   Subscriptions and Transactions. Subscriptions and transaction costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs increased to 52% of subscription and transaction revenues in the three months ended December 31, 2010 as compared to 49% in the same period of 2009.  The increase in subscription and transaction costs of approximately $1.6 million was principally due to the costs associated with the operations of SMA and increased costs related to large ongoing banking projects. We expect that subscription and transaction costs will remain relatively consistent as a percentage of subscription and transaction revenue during the remainder of the fiscal year.

   Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased slightly to 42% of service and maintenance revenues in the three months ended December 31, 2010 as compared to 44% in the three months ended December 31, 2009. We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

   Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased to 77% of equipment and supplies revenues in the three months ended December 31, 2010 as compared to 76% for the three months ended December 31, 2009.  We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended December 31,				Increase (Decrease) Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$9,257	20.9	$8,825	22.0	$432	4.9
Product development and engineering	5,476	12.4	4,753	11.8	723	15.2
General and administrative	4,545	10.3	4,248	10.6	297	7.0
Amortization of intangible assets	2,905	6.5	3,361	8.4	(456)	(13.6)
Total operating expenses	$22,183	50.1	$21,187	52.8	$996	4.7

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 as a result of an increase in employee related costs of $0.3 million primarily due to the impact of Paymode-X and headcount additions as a result of our acquisition of SMA.  We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new products.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses in the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 was primarily attributable to an increase in employee related costs of $0.3 million driven by increased development and enhancement initiatives related to our Banking Solutions segment and due to an increase in costs associated with the use of contract resources of $0.4 million.  We expect that product development and engineering expenses will increase during the remainder of the fiscal year related to continued investment in our Banking Solutions segment and in Paymode-X.

 General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 primarily due to increases in employee related costs of $0.2 million and acquisition related expenses of $0.1 million. We expect that general and administrative expenses will remain consistent during the remainder of the fiscal year.

              Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009 occurred as expense from intangible assets arising in prior acquisitions decreased as those assets aged, offset in part by an increase in amortization expense from intangible assets associated with our more recent acquisitions, including SMA. We expect that total amortization expense for fiscal 2011 will approximate $10.5 million.

Other Income (Expense), Net

	Three Months Ended December 31,		Increase Between Periods
	2010	2009	2010 Compared to 2009
	(in thousands)%
Interest income	$114	$50	$64	128.0
Interest expense	(12)	(17)	5	29.4
Other expense, net	(70)	(126)	56	44.4
Other income (expense), net	$32	$(93)	$125	134.4

     Other Income (Expense), Net.  In the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, interest income increased as a result of increased cash balances.  Interest expense remained insignificant during both the three months ended December 31, 2010 and 2009.  Other expense, net decreased as a result of a reduction in foreign exchange losses. We expect that the individual components of other income and expense will continue to represent minor components of our overall operations during the remainder of fiscal 2011.

 Provision for Income Taxes. We recorded income tax expense of $1.1 million and $0.7 million for the three months ended December 31, 2010 and 2009, respectively.  The income tax expense recorded for the quarter ended December 31, 2010 was due to tax expense associated with our UK, Australian and US operations.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

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

Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

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

    Our operating segments are organized principally by the type of product or service offered and by geography.  Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions.  The following tables represent our segment revenues and our segment measure of profit:

	Six Months Ended December 31,
	2010	2009	Increase (Decrease) Between Periods 2010 Compared to 2009
Segment revenue:	(in thousands)		(in thousands)%
Payments and Transactional Documents	$47,511	$46,576	$935	2.0
Banking Solutions	21,541	14,703	6,838	46.5
Outsourced Solutions	17,269	15,399	1,870	12.1
	$86,321	$76,678	$9,643	12.6

Segment measure of profit:
Payments and Transactional Documents	$11,164	$10,433	$731	7.0
Banking Solutions	4,463	1,626	2,837	174.5
Outsourced Solutions	1,808	2,453	(645)	(26.3)
Total measure of segment profit	$17,435	$14,512	$2,923	20.1

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Six Months Ended December 31,
	2010	2009
	(in thousands)
Segment measure of profit	$17,435	$14,512
Less:
Amortization of intangible assets	(5,787)	(6,667)
Stock compensation expense	(5,422)	(4,308)
Acquisition related expenses	(749)	(529)
Restructuring expenses	(60)	----
Add:
Other income, net	315	128
Income before income taxes	$5,732	$3,136

Payments and Transactional Documents. The revenue increase of $0.9 million for the six months ended December 31, 2010 was primarily attributable to increased subscriptions and transactions revenue of $0.5 million and increased software license revenue of $0.3 million from certain of our US payment and document automation products.  The increased revenue includes an unfavorable effect of foreign exchange rates of $0.9 million.  The segment profit increase of $0.7 million for the six months ended December 31, 2010 was primarily attributable to the aforementioned revenue increases.

Banking Solutions. Revenues from our Banking Solutions segment increased $6.8 million as compared to the same period in the prior fiscal year due to an increase in subscriptions and transactions revenue and professional services revenue associated with several large ongoing banking projects.  The profit increase of $2.8 million was primarily due to improved gross margins of $4.2 million reulting from the increased revenue, which was offset in part by increased operating expenses associated with large ongoing projects.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased $1.9 million as compared to the same period in the prior fiscal year due primarily to the revenue contribution from our PayMode-X solution, partially offset by a decrease in revenue from our Legal eXchange offering.  The increased revenue includes an unfavorable effect of foreign exchange rates of $0.1 million associated with the British Pound Sterling.  The segment profit decrease of $0.6 million for the six months ended December 31, 2010 compared to the same period in the prior year was primarily due to the aforementioned decrease in Legal eXchange revenue and increased costs related to the operations of SMA, partially offset by profit increases from Paymode-X.

Revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$7,642	8.9	$6,750	8.8	$892	13.2
Subscriptions and transactions	24,565	28.4	18,750	24.4	5,815	31.0
Service and maintenance	50,004	57.9	46,910	61.2	3,094	6.6
Equipment and supplies	4,110	4.8	4,268	5.6	(158)	(3.7)
Total revenues	$86,321	100.0	$76,678	100.0	$9,643	12.6

 Software Licenses. The increase in software license revenues was due to an increase in revenue of approximately $0.5 million from certain of our US document automation products and an increase in software license revenues of $0.5 million within our Banking Solutions segment.  The improved revenue includes a decrease in foreign currency exchange rates associated with the British Pound Sterling of approximately $0.1 million.

 Subscriptions and Transactions. The increase in subscription and transaction revenues was due principally to the revenue contribution from our Banking Solutions segment of $3.6 million and the revenue contribution from our Outsourced Solutions segment of $1.8 million, which includes increased revenue from our Paymode-X solution, partially offset by a decrease in revenue from our Legal eXchange solution.  The improved revenue includes a decrease of $0.3 million as a result of declining foreign exchange rates associated with the British Pound Sterling.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues associated with several large banking projects and increased professional service and software maintenance revenues in Europe. These increases were offset in part by lower document process automation services and software maintenance revenue in the US.  The revenue includes a decrease of approximately $0.5 million as a result of declining foreign exchange rates associated with the British Pound Sterling.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease in revenues from our European paper supplies and printing equipment as well as a decrease of approximately $0.1 million as a result of decreasing foreign exchange rates associated with the British Pound Sterling.

Cost of revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$429	0.5	$540	0.7	$(111)	(20.6)
Subscriptions and transactions	13,121	15.2	9,038	11.8	4,083	45.2
Service and maintenance	20,833	24.1	20,125	26.2	708	3.5
Equipment and supplies	3,155	3.7	3,211	4.2	(56)	(1.7)
Total cost of revenues	$37,538	43.5	$32,914	42.9	$4,624	14.0
Gross profit	$48,783	56.5	$43,764	57.1	$5,019	11.5

Software Licenses. Software license costs decreased to 6% of software license revenues in the six months ended December 31, 2010 as compared to 8% for the six months ended December 31, 2009.  The gross margin improvement was due to a decrease in costs associated with third-party software that we sell alongside our solutions.

Subscriptions and Transactions. Subscriptions and transactions costs increased to 53% of subscription and transaction revenues in the six months ended December 31, 2010 as compared to 48% in the six months ended December 31, 2009.  The increase in subscription and transaction costs of $4.1 million was due principally to increased costs associated with our Banking Solutions segment, SMA operations, and our Paymode-X solution.

Service and Maintenance. Service and maintenance costs decreased slightly as a percentage of service and maintenance revenues to 42% in the six months ended December 31, 2010 as compared to 43% in the six months ended December 31, 2009. The decrease in service and maintenance costs as a percentage of service and maintenance revenues was as a result of improved professional services margins in our Banking Solutions segment.

Equipment and Supplies. Equipment and supplies costs increased slightly to 77% of equipment and supplies revenues in the six months ended December 31, 2010 as compared to 75% of equipment and supplies revenues in the six months ended December 31, 2009.

Operating Expenses

	Six Months Ended December 31,				Increase (Decrease) Between Periods 2010 Compared to 2009
	2010		2009
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$17,811	20.6	$16,708	21.8	$1,103	6.6
Product development and engineering	10,488	12.1	8,843	11.6	1,645	18.6
General and administrative	9,280	10.8	8,538	11.1	742	8.7
Amortization of intangible assets	5,787	6.7	6,667	8.7	(880)	(13.2)
Total operating expenses	$43,366	50.2	$40,756	53.2	$2,610	6.4

Sales and Marketing. Sales and marketing expenses increased $1.1 million in the six months ended December 31, 2010 as compared to the six months ended December 31, 2009 as a result of employee related costs of $0.9 million primarily due to the impact of our acquisition of SMA and resources associated with Paymode-X.

    Product Development and Engineering. The increase in product development and engineering expenses of $1.6 million was primarily attributable to increased employee related costs of $0.9 million driven by increased development and enhancement initiatives in our Banking Solutions segment and related to Paymode-X and increased costs associated with the use of contract employees of $0.6 million.

General and Administrative. The increase in general and administrative expenses of $0.7 million was principally attributable to an increase in employee related costs of $0.3 million and an increase in acquisition related costs of $0.3 million.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the six months ended December 31, 2010 as compared to the six months ended December 31, 2009 occurred as expense from intangible assets arising in prior acquisitions decreased as those assets aged, offset in part by an increase in amortization expense from intangible assets associated with more recent acquisitions, including SMA. We expect that total amortization expense for fiscal 2011 will approximate $10.5 million.

Other Income, Net

	Six Months Ended December 31,		Increase (Decrease) Between Periods
	2010	2009	2010 Compared to 2009
	(in thousands)%
Interest income	$230	$109	$121	111.0
Interest expense	(26)	(25)	(1)	(4.0)
Other income, net	111	44	67	152.3
Other income, net	$315	$128	$187	146.1

Other Income, Net.  For the six months ended December 31, 2010 as compared to the six months ended December 31, 2009, interest income increased as a result of increased cash balances.  Other income, net increased as a result of realized foreign exchange gains associated with the British Pound Sterling and the European Euro.

Provision for Income Taxes.  We recorded income tax expense of $1.0 million and $1.3 million for the six months ended December 31, 2010 and 2009, respectively.  The income tax expense for the six months ended December 31, 2010 was due to tax expense associated with our UK, Australian and US operations, offset in part by the impact of a discrete tax benefit of $0.9 million recognized in the quarter ended September 30, 2010 arising from the release of a portion of our valuation allowance that had previously been recorded against our UK deferred tax assets.  The ability to release a portion of the UK valuation allowance was attributable to continued profitability in the UK operations, which we expect will continue, including the attainment of three years of cumulative profitability on a pre-tax basis.  The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

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

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the three months ended December 31, 2010 and 2009 are summarized in the tables below:

	December 31,	June 30,
	2010	2010
	(in thousands)
Cash, cash equivalents and marketable securities	$143,997	$122,809
Long-term debt (capital leases)	$11	$20

	Six Months Ended December 31,
	2010	2009
	(in thousands)
Cash provided by operating activities	$13,920	$14,631
Cash used in investing activities	(7,875)	(19,528)
Cash provided by financing activities	13,025	9,598
Effect of exchange rates	2,108	(10)

Cash, cash equivalents and marketable securities. At December 31, 2010 our cash and cash equivalents consisted primarily of cash deposits held at major banks, money market funds and marketable securities. The increase in cash, cash equivalents and marketable securities at December 31, 2010 from June 30, 2010 was primarily due to $13.9 million of cash generated from operations, $4.9 million generated from a public offering of our common stock and $7.9 million in cash generated  from the exercise of stock options and the purchase of our stock by participants in our employee stock purchase plan.  These increases were offset in part by the use of $5.9 million related to the acquisition of SMA in October 2010.

Cash, cash equivalents and marketable securities included $29.9 million held by our foreign subsidiaries as of December 31, 2010 that were denominated in currencies other than US Dollars.  Accordingly, increases in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar increased our overall cash balances by approximately $2.1 million in the six months ended December 31, 2010.  Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances.  However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we have recently experienced, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net income, less the impact of non-cash expenses and changes in working capital.  Cash generated from operations decreased by $0.7 million during the six months ended December 31, 2010 as compared to the same period in the prior year.  The decrease was primarily due to a decrease in cash generated from accounts receivable of $7.6 million which was offset in part by our net income of $4.7 million in the six months ended December 31, 2010 compared to net income of $1.9 million in the same period in the prior year and a decrease in cash used for prepaid assets of $4.0 million.

At December 31, 2010, the deferred tax assets associated with our US operations and a portion of the deferred tax assets associated with our European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

At December 31, 2010, we had US net operating loss carryforwards of $48.0 million, which expire at various times through the year 2028 and European net operating loss carryforwards of $9.0 million, which have no statutory expiration date. We also currently have approximately $3.5 million of research and development tax credit carryforwards available, which expire at various points through year 2031. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities. The decrease in net cash used in investing activities for the six months ended December 31, 2010 compared to the six months ended December 31, 2009 was predominantly due to the $17.0 million of cash used to fund our prior year acquisition of PayMode as compared to the $5.9 million of cash we used during the six months ended December 31, 2010 to acquire SMA.

Financing Activities. The increase in cash inflows from financing activities relates primarily to the July 2010 partial exercise of an over-allotment option from our June 2010 common stock offering.  This offering generated net proceeds of $4.9 million and was offset in part by a decrease in proceeds received from the exercise of stock options and the purchase of our stock by participants in our employee stock purchase plan of approximately $1.7 million.

Off-Balance Sheet Arrangements

During the six months ended December 31, 2010, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of December 31, 2010:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$19,576	$1,739	$9,270	$2,641	$5,926
Capital lease obligations	71	51	20	----	----
Estimated acquisition contingent consideration (See Note 5)	5,000	5,000	----	----	----
Other contractual obligations	2,026	569	1,457	----	----
Total	$26,673	$7,359	$10,747	$2,641	$5,926

*Payment due dates are calculated from our most recent fiscal year end of June 30, 2010.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above.   Also excluded from the table is our estimate of unrecognized tax benefits as of December 31, 2010 in the amount of $0.7 million.  These amounts have been excluded because as of December 31, 2010 we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The amended complaints filed in both the actions against us and Optio assert claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The amended complaints assert, among other things, that the descriptions in our and Optio’s prospectuses for our initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters of the offerings, and in not describing certain alleged arrangements among underwriters and initial purchasers of the common stock from the underwriters. The amended complaints seek damages (or, in the alternative, tender of the plaintiffs’ and the class’s common stock and rescission of their purchases of the common stock purchased in the initial public offering), costs, attorneys’ fees, experts’ fees and other expenses.

In July 2002, we and Optio joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline and denying in part the motion to dismiss as to Optio. In addition, in October 2002, Daniel M. McGurl, Robert A. Eberle, C. Wayne Cape and F. Barron Hughes were dismissed from this case without prejudice. Both Bottomline and Optio authorized the negotiation of a settlement of the pending claims, and the parties negotiated a settlement, which was subject to approval by the court. On August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. On June 25, 2007, the District Court signed an order terminating the settlement. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion was withdrawn. Neither Bottomline nor Optio’s cases are part of the designated focus case group. On November 13, 2007, the issuer defendants in the designated focus cases filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in these focus cases. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On August 25, 2009, the plaintiffs filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 25, 2009. Various notices of appeal of the Court’s order have been filed.  On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, the plaintiffs moved to dismiss with prejudice the appeal filed by one of the two objectors based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record. The motion was fully briefed as of December 30, 2010, but the Second Circuit has not yet ruled on the motion.

We, and our subsidiary Optio, intend to vigorously defend ourselves in these actions. We do not currently believe that the outcome of these proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.

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

Our common stock has experienced and may continue to undergo extreme market price and volume fluctuations

The NASDAQ Global Select Market often experiences extreme price and volume fluctuations. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced and may continue to undergo extreme fluctuations due to a variety of factors, including:

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in Europe and Australia. During the six months ended December 31, 2010, approximately 37% of our revenues and 31% of our operating expenses, respectively, were attributable to customers or operations located outside of North America. During the six months ended December 31, 2010, as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound to the US Dollar declined slightly. We anticipate that foreign currency exchange rates may continue to fluctuate in the near term. As we experienced in fiscal 2010, appreciation of the US Dollar against the British Pound or future appreciation of the US Dollar against the European Euro and Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

Integration of acquisitions could interrupt our business and our financial condition could be harmed

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. We acquired SMA Financial, Ltd., a London-based business, in October 2010.  We may in the future continue to acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At December 31, 2010, the carrying value of our goodwill and our other intangible assets was approximately $69.7 million and $29.6 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2010 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we experienced slowing growth rates with certain of our licensed software products. During the six months ended December 31, 2010, as compared to the same period in the prior year, we experienced a decline in the foreign currency exchange rates applicable to our UK based revenues which negatively impacted our overall revenue growth. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
October 1, 2010 — October 31, 2010	----	----	----	$4,401,000
November 1, 2010 — November 30, 2010	----	----	----	$4,401,000
December 1, 2010 — December 31, 2010	----	----	----	$4,401,000
Total	----	----	----	$4,401,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 7, 2011	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement dated November 18, 2010 with Joseph L. Mullen

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

**	submitted electronically herewith

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