Form 10-Q
period 2011-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2011-05-06
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2011 was 34,029,677.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2011	June 30, 2010
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$147,379	$122,758
Marketable securities	62	51
Accounts receivable, net of allowance for doubtful accounts of $432 at March 31, 2011 and $481 at June 30, 2010	36,625	26,019
Other current assets	8,566	8,910

Total current assets	192,632	157,738
Property, plant and equipment, net	13,996	14,561
Goodwill	77,046	64,294
Intangible assets, net	38,881	31,172
Other assets	623	1,617

Total assets	$323,178	$269,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,622	$5,857
Accrued expenses	14,732	9,715
Deferred revenue	40,506	37,461

Total current liabilities	63,860	53,033
Deferred revenue, non-current	2,970	2,738
Deferred income taxes	4,473	1,432
Other liabilities	2,000	1,788

Total liabilities	73,303	58,991

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—34,238 at March 31, 2011, and 32,376 at June 30, 2010; outstanding shares—32,357 at March 31, 2011, and 30,325 at June 30, 2010	34	32
Additional paid-in capital	402,573	375,700
Accumulated other comprehensive loss	(4,462)	(9,358)
Treasury stock: 1,881 shares at March 31, 2011, and 2,051 shares at June 30, 2010, at cost	(20,779)	(22,657)
Accumulated deficit	(127,491)	(133,326)

Total stockholders’ equity	249,875	210,391

Total liabilities and stockholders’ equity	$323,178	$269,382

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Revenues:
Software licenses	$4,060	$3,657	$11,702	$10,408
Subscriptions and transactions	13,486	10,794	38,051	29,543
Service and maintenance	29,120	23,043	79,124	69,953
Equipment and supplies	2,145	2,326	6,255	6,594

Total revenues	48,811	39,820	135,132	116,498
Cost of revenues:
Software licenses	444	253	873	792
Subscriptions and transactions (1)	7,668	5,598	20,789	14,636
Service and maintenance (1)	13,416	9,921	34,249	30,047
Equipment and supplies	1,665	1,779	4,820	4,991

Total cost of revenues	23,193	17,551	60,731	50,466

Gross profit	25,618	22,269	74,401	66,032
Operating expenses:
Sales and marketing (1)	10,441	8,649	28,251	25,356
Product development and engineering (1)	6,167	4,959	16,655	13,802
General and administrative (1)	5,127	3,795	14,408	12,334
Amortization of intangible assets	2,786	3,282	8,572	9,949

Total operating expenses	24,521	20,685	67,886	61,441

Income from operations	1,097	1,584	6,515	4,591
Other income, net	134	45	448	173

Income before income taxes	1,231	1,629	6,963	4,764
Provision for income taxes	136	679	1,128	1,938

Net income	$1,095	$950	$5,835	$2,826

Basic net income per share attributable to common stockholders:	$0.03	$0.04	$0.19	$0.11

Diluted net income per share attributable to common stockholders:	$0.03	$0.03	$0.18	$0.11

Shares used in computing basic net income per share attributable to common stockholders:	32,017	25,664	31,367	25,052

Shares used in computing diluted net income per share attributable to common stockholders:	34,142	27,440	33,127	26,061

(1)	Stock based compensation is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Cost of revenues: subscriptions and transactions	$160	$70	$385	$184
Cost of revenues: service and maintenance	531	434	1,414	1,183
Sales and marketing	1,397	837	3,240	2,324
Product development and engineering	470	296	1,248	828
General and administrative	786	724	2,479	2,150

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2011	2010

Operating activities:
Net income	$5,835	$2,826
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	8,572	9,949
Stock compensation expense	8,766	6,669
Depreciation and amortization of property, plant and equipment	3,779	3,364
Deferred income tax (benefit) provision	(722)	462
Provision for allowances on accounts receivable	38	(99)
Provision for allowances for obsolete inventory	3	2
Excess tax benefits associated with stock compensation	(519)	(162)
Loss on disposal of equipment	24	4
Gain on foreign exchange	(50)	(78)
Changes in operating assets and liabilities:
Accounts receivable	(6,866)	(2,420)
Inventory	3	(71)
Prepaid expenses and other current assets	1,588	(2,089)
Other assets	977	1,484
Accounts payable	1,854	551
Accrued expenses	(1,170)	(1,642)
Deferred revenue	(231)	(552)
Other liabilities	13	(59)

Net cash provided by operating activities	21,894	18,139
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(14,574)	(17,817)
Purchases of held-to-maturity securities	(54)	(50)
Proceeds from sales of held-to-maturity securities	54	50
Purchases of available-for-sale securities	(10,982)	—
Proceeds from sales of available-for-sale securities	10,982	—
Purchases of property and equipment, net	(2,602)	(3,064)

Net cash used in investing activities	(17,176)	(20,881)
Financing activities:
Proceeds from sale of common stock, net	4,864	—
Proceeds from exercise of stock options and employee stock purchase plan	11,696	12,278
Repurchase of common stock	—	(23)
Excess tax benefits associated with stock compensation	519	162
Capital lease payments	(84)	(84)
Payment of bank financing fees	(3)	(13)

Net cash provided by financing activities	16,992	12,320
Effect of exchange rate changes on cash and cash equivalents	2,911	(1,604)

Increase in cash and cash equivalents	24,621	7,974
Cash and cash equivalents at beginning of period	122,758	50,255

Cash and cash equivalents at end of period	$147,379	$58,229

Supplemental disclosure of cash flow information:
Issuance of common stock and warrants in connection with acquisitions	$2,939	$10,520

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2011

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2011. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K for Bottomline Technologies (de), Inc. as filed with the Securities and Exchange Commission (SEC) on September 10, 2010.

Note 2—Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial Accounting Standards Board issued authoritative guidance on two issues related to revenue recognition: Revenue Arrangements with Multiple Deliverables and Certain Revenue Arrangements that Include Software Elements.

Revenue Arrangements with Multiple Deliverables provides for two significant changes to existing multiple-element revenue recognition guidance. The first change relates to the determination of when individual deliverables within an arrangement should be treated as separate units of accounting. Broadly, a deliverable should be treated as a separate unit of accounting when it has value to the customer on a standalone basis and when delivery or performance of any undelivered items is considered to be probable and substantially within the control of the vendor. The second change relates to the manner in which arrangement consideration should be allocated to any separately identified deliverables and requires that the allocation of revenue among deliverables be based on vendor specific objective evidence (“VSOE”) or third-party evidence of selling price and, to the extent that neither of these levels of evidence exist, that the allocation be based on the vendor’s best estimate of selling price for each deliverable. Use of the residual method of allocating revenue to arrangement deliverables is specifically prohibited unless the transaction is governed by software revenue recognition literature. Financial statement disclosure requirements have also been expanded. We adopted this guidance on a prospective basis on July 1, 2010, which required us to apply this guidance to all revenue arrangements entered into, or materially modified, on or after that date. This accounting standard did not have a material impact on our condensed consolidated financial statements for the quarter and nine months ended March 31, 2011 and we do not believe it will have a material impact in the remainder of fiscal 2011.

Certain Revenue Arrangements that Include Software Elements focuses on redefining which revenue arrangements are within the scope of software revenue recognition literature and which are not. The issue provides guidance on determining whether tangible products containing non-software and software elements are governed by software revenue recognition literature and narrows the definition of what constitutes a “software” transaction. In particular, non-software components of products that include software, software products bundled with tangible products where the non-software and software components function together to deliver the product’s essential functionality, and undelivered elements related to non-software components are, as a result of this issue, outside the scope of software revenue recognition rules. The issue also provides guidance on allocating revenue between non-software and software elements. We adopted the guidance on a prospective basis beginning July 1, 2010. This accounting standard did not have a material impact on our condensed consolidated financial statements for the quarter and nine months ended March 31, 2011 and we do not believe it will have a material impact in the remainder of fiscal 2011.

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

Our software arrangements may contain multiple revenue elements, such as software licenses, professional services, hardware and post-contract customer support. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met which, excluding post-contract customer support, is typically upon delivery or completion of professional services. Revenue for post-contract customer support agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on VSOE. VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. We do not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license according to the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is deferred and recognized upon delivery of that element. Any “residual” arrangement fee is allocated to the software license. This has the effect of allocating any sales discount inherent in the arrangement to the software license fee.

Certain of our software license arrangements require significant customization and modification and involve extended implementation periods and do not qualify for separate element treatment. These arrangements are typically accounted for using percentage of completion contract accounting. In such arrangements, since we are able to make reasonably reliable estimates of progress toward completion, revenue is recognized over the life of the project as work is performed. Revenue earned in each reporting period is determined based on the percentage of labor hours incurred on the project as a percentage of total estimated labor hours. Customer payment milestones for both software and professional services fees on these long-term arrangements typically occur on a periodic basis over the period of project completion.

Non-Software Arrangements

For arrangements governed by general revenue recognition literature, such as with our hosted or Software as a Service (SaaS) offerings or equipment and supplies only sales, we recognize revenue when four basic criteria are met; these criteria are similar to those governing software transactions: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectability is reasonably assured. For our SaaS offerings, revenue is generally recognized on a subscription or transaction basis over the period of performance.

For arrangements consisting of multiple elements, revenue is allocated to each element based on a selling price hierarchy. The selling price of each element is based on VSOE if available, third party evidence (“TPE”) if VSOE is not available or estimated selling price (“ESP”) if neither VSOE or TPE are available. The residual method of allocation in a non-software arrangement is not permitted and, instead, arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable based on the relative proportion of each deliverable’s selling price to the total arrangement fee. We are typically unable to establish TPE, which is based on the selling price charged by unrelated third party vendors for similar deliverables when they are sold separately, as we are generally unable to obtain sufficient information on vendor selling prices to substantiate TPE. The objective of ESP is to estimate the price at which we would transact if the deliverable were sold separately rather than as part of a multiple element arrangement. Our determination of ESP considers several factors including actual selling prices for similar transactions, gross margin expectations and ongoing pricing strategy. We plan to formally analyze our ESP determinations on at least an annual basis.

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

Up-front fees paid by the customer, even if they are non-refundable, that do not have stand alone value are deferred and recognized as revenue over the period of performance. We periodically charge up-front fees related to installation and integration services in connection with certain of our hosted or SaaS offerings. These fees are deferred and recognized as revenue ratably over the estimated customer relationship period (generally five years) and the revenue recognition period associated with these fees normally commences upon customer implementation.

Unless capitalized as part of an intangible asset in connection with a business or asset acquisition, contract origination costs and incremental direct costs are expensed as incurred.

Arrangements Including Both Software and Non-Software Deliverables

Periodically we will enter into an arrangement that contains both software and non-software deliverables. In such a transaction, the aggregate arrangement consideration is allocated to the software deliverables and non-software deliverables as a group, using the relative selling prices of each of the deliverables, by following the aforementioned selling price hierarchy. After this allocation is completed, the arrangement consideration allocated to the software deliverables is further allocated using the residual value method described above.

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

Valuation techniques for assets and liabilities include methodologies such as the market approach, the income approach or the cost approach and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are utilized only to the extent that observable inputs are not available or cost-effective to obtain.

At March 31, 2011, our assets measured at fair value on a recurring basis were as follows:

	March 31, 2011
	Fair Value Measurements Using Input Types
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds (cash and cash equivalents)	$125,939	$—	$—	$125,939

	June 30, 2010
	Fair Value Measurements Using Input Types
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds (cash and cash equivalents)	$58,257	$—	$—	$58,257

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Our marketable securities are classified as held to maturity and recorded at amortized cost which, at March 31, 2011 and June 30, 2010, approximated fair value. These investments all mature within one year. The fair values of our other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

Note 5—Product and Business Acquisitions

2011 Acquisition Activity

During the nine months ended March 31, 2011, we acquired SMA Financial Ltd. (“SMA”), Direct Debit Limited (“DDL”) and acquired substantially all of the assets and assumed certain liabilities of Business Information Technology Group (“BITG”) for aggregate purchase consideration of $19.7 million, consisting of cash and common stock of $16.8 million and $2.9 million, respectively. Details of each acquisition follow, below.

On October 26, 2010, we acquired SMA for a cash payment of approximately £5.0 million (approximately $7.9 million, based on foreign exchange rates at the time of the acquisition). SMA is a London-based provider of SaaS connectivity to the Society for Worldwide Interbank Financial Telecommunication, which is referred to as SWIFT, for the automation of payments and financial messaging. As a result of the SMA acquisition, we offer next-generation treasury and cash management solutions to a range of bank and corporate customers. In the preliminary allocation of the purchase price set forth below, based on foreign exchange rates on October 26, 2010, we recognized approximately $4.3 million of goodwill which arose principally due to the assembled workforce of SMA and as a result of the recognition of certain deferred tax liabilities in purchase accounting. The goodwill is deductible over a fifteen year period for US income tax purposes but is not deductible for UK income tax purposes. The SMA operating results have been included in the results of the Outsourced Solutions segment from the date of the acquisition forward, and all of the SMA goodwill was allocated to this segment.

On February 14, 2011, we acquired DDL for a cash payment of £5.0 million (approximately $8.0 million based on foreign exchange rates at the time of the acquisition) and 133,915 shares of our common stock which was valued at approximately $2.9 million as of the acquisition date. DDL is a London-based provider of payments automation software for direct debits and receivables management for corporations, banks, financial institutions and government organizations. The addition of DDL extended our global payment capabilities and expanded our transaction banking portfolio. In the preliminary allocation of the purchase price set forth below, based on foreign exchange rates at the time of the acquisition, we have recognized approximately $6.0 million of goodwill. The goodwill arose due to anticipated acquisition synergies, the recognition of certain deferred tax liabilities in purchase accounting and due to the assembled workforce of DDL. The goodwill is deductible over a fifteen year period for US income tax purposes but is not deductible for UK income tax purposes. The DDL operating results have been included in the results of our Payments and Transactional Documents segment from the date of the acquisition forward and all of the DDL goodwill was allocated to this segment.

On February 15, 2011, we acquired substantially all of the assets and assumed certain liabilities of BITG for an initial cash payment of AU$0.9 million (approximately $0.9 million based on foreign exchange rates at the time of the acquisition). BITG is a Bottomline software distributor and channel partner focused on the corporate market with locations in Australia and New Zealand. The acquisition also includes a contingent payment of up to AU$0.9 million to the selling shareholders of BITG if certain agreed upon goals with respect to revenue and operating profit are achieved from the date of acquisition through December 31, 2011. This contingent payment is also dependent on the continued employment of the selling shareholders by Bottomline through December 31, 2011. Accordingly, the amount of any contingent payment earned by the selling shareholders will be recognized as expense from operations rather than as part of the fair value allocated to assets acquired and liabilities assumed, with any such expense recognized over the period commencing at the acquisition date and ending on December 31, 2011. BITG’s operating results have been included in the results of the Payments and Transactional Documents segment from the date of the acquisition forward.

For the nine months ended March 31, 2011, revenues attributable to the SMA, DDL and BITG acquisitions, in the aggregate, represented less than 3% of our consolidated revenues. For the nine months ended March 31, 2011, the combined operations of SMA and DDL generated a pretax loss of $1.1 million. Upon acquisition, BITG was integrated into our existing business lines in a manner that makes tracking or reporting earnings specifically attributable to BITG impracticable.

The preliminary allocation of the purchase price for each of the SMA, DDL and BITG acquisitions as of March 31, 2011 is as follows:

	SMA	DDL	BITG	Total
Current assets	$4,407	$1,862	$49	$6,318
Property and equipment	251	143	28	422
Customer related intangible assets	3,836	5,280	1,208	10,324
Core technology	—	984	—	984
Other intangible assets	—	130	—	130
Goodwill	4,293	6,021	—	10,314
Current liabilities	(3,576)	(1,460)	(24)	(5,060)
Other liabilities	(1,293)	(2,011)	(362)	(3,666)

Total purchase price	$7,918	$10,949	$899	$19,766

The purchase price for each acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with any remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was estimated by performing projections of discounted cash flow, whereby revenues and costs associated with the assets are forecast to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The valuation assumptions also take into consideration our estimates of contract renewal, technology attrition and revenue growth projections.

Identifiable intangible assets for SMA, DDL and BITG are being amortized over weighted average useful lives of ten years, nine years and five years, respectively. Pro forma results of operations for the acquisitions, individually and in the aggregate, were not material to our financial results and therefore have not been presented. Acquisition costs of approximately $1.1 million were expensed during the nine months ended March 31, 2011, principally as a component of general and administrative expenses, in connection with these three acquisitions.

2010 Acquisition Activity

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

	Pro Forma Three Months Ended March 31,	Pro Forma Nine Months Ended March 31,
	2010	2010

Revenues	$39,820	$117,701
Net income	$950	$1,144
Net income per basic share attributable to common stockholders	$0.04	$0.05
Net income per diluted share attributable to common stockholders	$0.03	$0.04

Global Commission Payments

On February 24, 2010, we acquired certain customer contracts associated with Bank of America’s Global Commission Payments business. The initial consideration paid by us was $1.0 million in cash. For acquired contracts that we successfully migrate to our Paymode-X solution, additional consideration is due to Bank of America based on a trailing revenue multiple of the underlying customer. During the quarter ended March 31, 2011, we recognized, as an increase to the cost of the acquired contracts, additional consideration of $4.4 million which is payable no later than December 31, 2011, which is our estimate of the additional consideration that will be due to Bank of America based on the ultimate customer migration to Paymode-X. The total acquisition cost of $5.4 million has been classified as a component of our customer related intangible assets and is being amortized over an estimated life of seven years. The final customer migration to Paymode-X is currently targeted for completion in the second half of calendar year 2011.

Note 6—Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Numerator - basic:
Net income	$1,095	$950	$5,835	$2,826
Less: Net income allocable to participating securities	—	(1)	—	(73)

Net income allocable to common stockholders – basic	$1,095	$949	$5,835	$2,753

Numerator - diluted:
Net income	$1,095	$950	$5,835	$2,826
Less: Net income allocable to participating securities	—	(1)	—	(70)

Net income allocable to common stockholders – diluted	$1,095	$949	$5,835	$2,756

Denominator:
Shares used in computing basic net income per share attributable to common stockholders	32,017	25,664	31,367	25,052
Effect of dilutive securities	2,125	1,776	1,760	1,009

Shares used in computing diluted net income per share attributable to common stockholders	34,142	27,440	33,127	26,061

Basic net income per share attributable to common stockholders	$0.03	$0.04	$0.19	$0.11

Diluted net income per share attributable to common stockholders	$0.03	$0.03	$0.18	$0.11

The calculation of basic net income per share excludes any dilutive effects of stock options, unvested restricted stock and stock warrants. During the prior fiscal year, certain of our unvested restricted stock awards were considered to be participating securities as they entitled the holder to receive non-forfeitable rights to cash dividends at the same rate as common stock. Accordingly, for the three and nine months ended March 31, 2010, basic earnings per share was computed pursuant to the two-class method which calculates earnings for common stock and participating securities based on their proportionate participation rights in undistributed earnings.

Diluted net income per share is calculated using the more dilutive of the treasury stock method (which assumes full exercise of in-the-money stock options and warrants and full vesting of restricted stock) or, for periods in which there are participating securities, the two-class method described above.

For the three months ended March 31, 2011, all shares of unvested restricted stock and stock options were included in the calculation of diluted earnings per share. For the nine months ended March 31, 2011, 15,000 shares of unvested stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

For the three and nine months ended March 31, 2010, there were approximately 75,500 and 720,770, respectively, of unvested stock options excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

Note 7—Comprehensive Income or Loss

Comprehensive income or loss represents our net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Net income	$1,095	$950	5,835	$2,826
Other comprehensive income (loss):
Foreign currency translation adjustments	1,827	(3,618)	4,896	(4,159)

Comprehensive income (loss)	$2,922	$(2,668)	$10,731	$(1,333)

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

Our operating segments are organized principally by the type of product or service offered and by geography; similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with this segment is typically recorded upon delivery or, if extended payment terms have been granted to the customer, as payments become contractually due. This segment incorporates our check printing solutions in the UK, revenue for which is typically recorded on a per transaction basis or ratably over the expected life of the customer relationship, as well as certain solutions that are licensed on a subscription basis, revenue for which is typically recorded ratably over the contractual term. This segment also incorporates our newly offered payments automation software for direct debits and receivables management for corporations, banks, financial institutions and government organizations, which we added through our DDL acquisition in February 2011, revenue for which is primarily recognized upon delivery.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition-related expenses (including acquisition related contingent consideration), amortization of intangible assets, impairment losses on equity investments and restructuring related charges. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments at predetermined rates that approximate cost.

We do not track or assign our assets by operating segment.

Segment information for the three and nine months ended March 31, 2011 and 2010 according to the segment descriptions above, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Revenues:
Payments and Transactional Documents	$23,885	$23,832	$71,396	$70,407
Banking Solutions	14,848	8,101	36,388	22,804
Outsourced Solutions	10,078	7,887	27,348	23,287

Total revenues	$48,811	$39,820	$135,132	$116,498

Segment measure of profit:
Payments and Transactional Documents	$5,138	$5,982	$16,302	$16,415
Banking Solutions	2,809	1,040	7,272	2,666
Outsourced Solutions	795	132	2,604	2,584

Total measure of segment profit	$8,742	$7,154	$26,178	$21,665

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Segment measure of profit	$8,742	$7,154	$26,178	$21,665
Less:
Amortization of intangible assets	(2,786)	(3,282)	(8,572)	(9,949)
Stock compensation expense	(3,344)	(2,361)	(8,766)	(6,669)
Acquisition related expenses	(822)	21	(1,572)	(508)
Restructuring expenses	(693)	52	(753)	52
Add:
Other income, net	134	45	448	173

Income before income taxes	$1,231	$1,629	$6,963	$4,764

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$467	$424	$1,330	$1,213
Banking Solutions	161	165	497	501
Outsourced Solutions	633	611	1,952	1,650

Total depreciation expense	$1,261	$1,200	$3,779	$3,364

Geographic Information

We have presented geographic information about our revenues, below. This presentation allocates revenue based on the point of sale not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here, particularly in respect of financial institution customers located in Australia and Canada for which the point of sale was the United States.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Revenues from unaffiliated customers:
United States	$33,226	$26,408	$92,211	$76,656
Europe	15,000	12,943	41,307	38,460
Asia-Pacific	585	469	1,614	1,382

Total revenues from unaffiliated customers	$48,811	$39,820	$135,132	$116,498

Long-lived assets, which are based on geographical location, were as follows:

	March 31,	June 30,
	2011	2010
	(in thousands)
Long-lived assets, net
United States	$11,056	$13,593
Europe	3,405	2,464
Asia-Pacific	158	121

Total long-lived assets, net	$14,619	$16,178

Note 9—Income Taxes

We recorded income tax expense of $0.1 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively. The income tax expense recorded for the quarter ended March 31, 2011 was due to tax expense associated with our UK, Australian and US operations, offset in part by a tax benefit arising from a reduction in our estimated effective tax rate, based on events occurring during the quarter ending March 31, 2011. The US income tax expense was principally due to state income tax expense and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense recorded for the quarter ended March 31, 2010 was due to tax expense associated with our UK, Australian and US operations. The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

We recorded income tax expense of $1.1 million and $1.9 million for the nine months ended March 31, 2011 and 2010, respectively. The income tax expense for the nine months ended March 31, 2011 was due to tax expense associated with our

UK, Australian and US operations, offset in part by the impact of a discrete tax benefit of $0.9 million recognized in the quarter ended September 30, 2010 arising from the release of a portion of our valuation allowance that had previously been recorded against our UK deferred tax assets. The ability to release a portion of the UK valuation allowance was attributable to continued profitability in the UK operations including the attainment of three years of cumulative profitability on a pre-tax basis. The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the nine months ended March 31, 2010 was due to tax expense associated with our UK, Australian and US operations. The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

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

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$75,274	$(45,357)	$29,917	9.0
Core technology	33,946	(27,181)	6,765	5.2
Patent	953	(367)	586	8.3
Other intangible assets	2,467	(854)	1,613	12.0

Total	$112,640	$(73,759)	$38,881

Unamortized intangible assets:
Goodwill			77,046

Total intangible assets			$115,927

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$58,747	$(37,981)	$20,766	8.5
Core technology	32,224	(24,210)	8,014	5.3
Patent	953	(314)	639	9.0
Other intangible assets	2,338	(585)	1,753	12.3

Total	$94,262	$(63,090)	$31,172

Unamortized intangible assets:
Goodwill			64,294

Total intangible assets			$95,466

Estimated amortization expense for fiscal year 2011 and subsequent fiscal years, excluding the expense impact of intangible assets arising from our April 1, 2011 acquisition of Allegient Systems, Inc., is as follows:

(in thousands)
2011	$11,132
2012	8,515
2013	6,788
2014	4,200
2015	3,836
2016 and thereafter	12,982

Note 11—Restructuring Costs

On February 15, 2011, we announced a plan designed to realign our workforce. As a result of this initiative, during the quarter ending March 31, 2011 we recorded pre-tax expenses of approximately $0.8 million.

We substantially completed this initiative during the quarter ending March 31, 2011 and do not expect to recognize significant additional costs in future periods relating to this event. The severance related benefit costs were recorded as expense within the same functional expense category in which the affected employees had been assigned, as follows:

(in thousands)
Subscriptions and transactions cost of sales	$138
Service and maintenance cost of sales	129
Sales and marketing	286
Product development and engineering	55
General and administrative	85

$693

At March 31, 2011, our remaining liability for severance related benefits was as follows:

(in thousands)
Accrued severance benefits recorded in March 2011	$693
Payments charged against the accrual	(478)

Accrued severance benefits at March 31, 2011	$215

In addition to the costs associated with severance related benefits, we also recorded approximately $0.1 million of expense related to stock based compensation, primarily as a component of sales and marketing expense.

Note 12—Contingencies

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

In August 2010, we received notification from HM Revenue and Customs (HMRC) advising that Tranmit Plc. (Tranmit), a wholly owned subsidiary of ours, had an unsettled tax liability of approximately £0.1 million (approximately $0.2 million based on December 31, 2010 foreign exchange rates) inclusive of interest. This tax relates to transactions occurring before our acquisition of Tranmit, which was completed in January 2006. We and the former stockholders of Tranmit are currently parties to a tax indemnification arrangement providing for the recovery by us, from the selling stockholders, of certain tax liabilities arising for periods prior to our ownership of Tranmit. In November 2010, we settled the tax liability with HMRC and recovered substantially all of the amounts that were payable to HMRC from the former Tranmit stockholders. This matter was fully resolved in the quarter ended December 31, 2010.

Note 13—Stock Offering

In June 2010, we completed an underwritten public offering of 4.2 million shares of our common stock. In July, 2010, the underwriters exercised an over-allotment option to purchase 354,000 additional shares of our common stock, resulting in an additional $4.9 million of net proceeds to us. We recorded the additional shares issued and the related proceeds in July 2010.

The offering was made pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission on March 25, 2010.

Note 14—Subsequent Event

On April 1, 2011, we acquired Allegient Systems, Inc. (Allegient) for a cash payment of approximately $48 million, subject to closing balance sheet adjustments. Allegient is a provider of advanced capabilities for legal e-billing, bill review and analytics. Allegient’s proprietary SaaS platform and value-added turnkey solutions will complement and extend our Legal eXchange portfolio, offering the combined customer base of more than 100 leading insurers capabilities to effectively manage their legal expenses. Acquisition costs of $0.3 million related to the Allegient acquisition were expensed during the nine months ended March 31, 2011 primarily as a component of general and administrative expenses. We have not completed our initial accounting for the Allegient acquisition as of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and set forth below under “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

In the management discussion that follows we have highlighted those changes and operating factors that were the primary factors affecting period to period fluctuations. The remainder of the change in period to period fluctuations from that which is specifically disclosed is arising from various individually insignificant items.

Overview

We provide electronic payment, invoice and document management solutions to corporations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, document management, reporting and document archive. We offer software designed to run on-site at the customer’s location as well as hosted or Software as a Service (SaaS) solutions. Historically, our software has been sold predominantly on a perpetual license basis. Today however, a growing portion of our offerings are being sold as SaaS and paid for on a subscriptions and transactions basis.

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

During the nine months ended March 31, 2011, we acquired SMA Financial Ltd. (“SMA”), Direct Debit Limited (“DDL”) and acquired substantially all of the assets and assumed certain liabilities of Business Information Technology Group (“BITG”). SMA is a London-based provider of SaaS connectivity to the Society for Worldwide Interbank Financial Telecommunication, which is referred to as SWIFT, for the automation of payments and financial messaging. As a result of the SMA acquisition, we launched a new product offering, SWIFT Access Service, and we now offer next generation treasury and cash management solutions to a range of bank and corporate customers. DDL is a London-based provider of payments automation software for direct debits and receivables management for corporations, banks, financial institutions and government organizations. The addition of DDL extends our global payment capabilities and expands our transaction banking portfolio. BITG is a Bottomline software distributor and channel partner focused on the corporate market with locations in both Australia and New Zealand.

In February 2011, we announced a plan designed to realign our workforce. As a result of this initiative, we incurred pre-tax restructuring charges arising from severance related benefits of $0.8 million during the quarter ending March 31, 2011.

For the first nine months of fiscal year 2011, our revenue increased to $135.1 million from $116.5 million in the same period of fiscal year 2010. This revenue increase was attributable to revenue increases of $13.6 million in our Banking Solutions segment, $4.1 million in our Outsourced Solutions segment and $1.0 million in our Payments and Transactional Documents segment. The Banking Solutions revenue increase was driven by large new and ongoing banking projects. The increased contribution of revenue from our SMA acquisition and our Paymode-X solution accounted for substantially all of the revenue increase in the Outsourced Solutions segment. The increased revenue in our Payments and Transactional Documents segment primarily related to increased revenue from US payment and document automation products. These increases include an unfavorable effect of foreign exchange rates of $0.7 million primarily associated with the British Pound Sterling, which depreciated against the US Dollar compared to the same period in the prior fiscal year.

We had net income of $5.8 million in the nine months ended March 31, 2011 compared to net income of $2.8 million in the nine months ended March 31, 2010. The increase in net income was due largely to improved gross margins of $8.4 million partially offset by an increase in operating expenses of $6.4 million. The increased gross margin was driven primarily by our increased revenue across all segments. The increases in our operating expense categories were primarily due to increased employee related costs as we continued to grow our business and as we have completed business acquisitions during the current fiscal year.

In the first nine months of fiscal 2011, we derived approximately 37% of revenue from customers located outside of North America, principally in the UK and Asia-Pacific. We expect future revenue growth to be driven by increased purchases of our products, including Legal eXchange, SWIFT Access Service, Paymode-X and WebSeries, by new and existing bank and financial institution customers in both North America and international markets and from increased sales of our payments and transactional documents products.

On April 1, 2011, we acquired Allegient Systems, Inc. (Allegient), a provider of advanced capabilities for legal e-billing, bill review and analytics, for a cash payment of approximately $48 million, subject to closing balance sheet adjustments. Allegient’s proprietary SaaS platform and value-added turnkey solutions will complement and extend our Legal eXchange portfolio, offering the combined customer base of more than 100 leading insurers capabilities to effectively manage their legal expenses.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2010 related to stock-based compensation, revenue recognition, the valuation of goodwill and intangible assets and the valuation of acquired deferred revenue. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 10, 2010. There have been no changes to our critical accounting policies during the nine months ended March 31, 2011. As discussed below in “Recent Accounting Policies” and in Note 3 to our condensed consolidated financial statements, on July 1, 2010, we adopted the guidance on two issues related to revenue recognition: Revenue Arrangements with Multiple Deliverables and Certain Revenue Arrangements that Include Software Elements. The adoption of these accounting standards did not have a material impact on our condensed consolidated financial statements for the quarter or nine months ended March 31, 2011 and we do not believe they will have a material impact in the remainder of fiscal 2011.

Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the FASB issued authoritative guidance on two issues related to revenue recognition: Revenue Arrangements with Multiple Deliverables and Certain Revenue Arrangements that Include Software Elements.

Revenue Arrangements with Multiple Deliverables provides for two significant changes to existing multiple-element revenue recognition guidance. The first change relates to the determination of when individual deliverables within an arrangement should be treated as separate units of accounting. Broadly, a deliverable should be treated as a separate unit of accounting when it has value to the customer on a standalone basis and when delivery or performance of any undelivered items is considered to be probable and substantially within the control of the vendor. The second change relates to the manner in which arrangement consideration should be allocated to any separately identified deliverables and requires that the allocation of revenue among deliverables be based on vendor specific objective evidence (VSOE) or third-party evidence of selling price and, to the extent that neither of these levels of evidence exist, that the allocation be based on the vendor’s best estimate of selling price for each deliverable. Use of the residual method of allocating revenue to arrangement deliverables is specifically prohibited unless the transaction is governed by software revenue recognition literature. Financial statement disclosure requirements have also been significantly expanded. We adopted this guidance on a prospective basis on July 1, 2010, which required us to apply this guidance to all revenue arrangements entered into or materially modified on or after that date. This accounting standard did not have a material impact on our condensed consolidated financial statements for the quarter and nine months ended March 31, 2011 and we do not believe it will have a material impact in the remainder of fiscal 2011.

Certain Revenue Arrangements that Include Software Elements focuses on redefining which revenue arrangements are within the scope of software revenue recognition literature and which are not. The issue provides guidance on determining whether tangible products containing non-software and software elements are governed by software revenue recognition literature and significantly narrows the definition of what constitutes a “software” transaction. In particular, non-software components of products that include software, software products bundled with tangible products where the non-software and software components function together to deliver the product’s essential functionality, and undelivered elements related to non-software components are, as a result of this issue, outside the scope of software revenue recognition rules. The issue also provides guidance on allocating revenue between non-software and software elements. We adopted the guidance on a prospective basis beginning July 1, 2010. This guidance did not have a material impact on our condensed consolidated financial statements for the quarter and nine months ended March 31, 2011 and we do not believe it will have a material impact in the remainder of fiscal 2011.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

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

Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended March 31,		Increase Between Periods 2011 Compared to 2010
	2011	2010
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$23,885	$23,832	$53	0.2
Banking Solutions	14,848	8,101	6,747	83.3
Outsourced Solutions	10,078	7,887	2,191	27.8

	$48,811	$39,820	$8,991	22.6

Segment measure of profit:
Payments and Transactional Documents	$5,138	$5,982	$(844)	(14.1)
Banking Solutions	2,809	1,040	1,769	170.1
Outsourced Solutions	795	132	663	502.3

Total measure of segment profit	$8,742	$7,154	$1,588	22.2

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Segment measure of profit	$8,742	$7,154
Less:
Amortization of intangible assets	(2,786)	(3,282)
Stock compensation expense	(3,344)	(2,361)
Acquisition related expenses	(822)	21
Restructuring expenses	(693)	52
Add:
Other income, net	134	45

Income before income taxes	$1,231	$1,629

Payments and Transactional Documents. The Payments and Transactional Documents revenue increased slightly for the three months ended March 31, 2011 as compared to the same period in the prior year. Increases of $0.6 million in subscriptions and transactions revenue and $0.2 million in software license revenue were offset by decreased service and maintenance revenue of $0.6 million and decreased equipment and supplies revenue of $0.2 million. The revenue includes a favorable effect of foreign exchange rates of $0.4 million associated with the British Pound Sterling. The segment profit decrease of $0.8 million for the three months ended March 31, 2011 was primarily attributable to increased operating expenses of $0.8 million. We expect revenue and profit for the Payments and Transactional Documents segment to increase during the remainder of fiscal 2011 as a result of increased sales of our payment and document automation solutions.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the same period in the prior fiscal year due to increases in professional services revenue of $6.0 million associated with large ongoing projects and increases in subscriptions and transactions revenues of $0.7 million related to an arrangement for which revenue commenced in the prior fiscal year. Segment profit increased $1.8 million for the three months ended March 31, 2011 compared to the same period in the prior fiscal year. The profit increase was due to higher professional services gross margins of $2.8 million associated with large ongoing projects and higher subscriptions and transactions gross margins of $0.5 million, offset in part by increased product development costs of $1.4 million. We expect revenue and profit for the Banking Solutions segment to increase during the remainder of the fiscal year as a result of the contribution of revenue from ongoing projects and from additional purchases from existing bank and financial institution customers.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased as compared to the same period in the prior fiscal year due primarily to the revenue contributions from both SMA and Paymode-X. Segment profit increased $0.7 million as compared to the same period in the prior fiscal year due primarily to improved service and maintenance, subscriptions and transactions and software license gross margins. We expect revenue and profit for the Outsourced Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from our acquisition of Allegient on April 1, 2011 and from the revenue contribution of newly implemented customers on our Legal eXchange platform.

Revenues by category

	Three Months Ended March 31,				Increase Between Periods 2011 Compared to 2010
	2011		2010
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$4,060	8.3	$3,657	9.2	$403	11.0
Subscriptions and transactions	13,486	27.6	10,794	27.1	2,692	24.9
Service and maintenance	29,120	59.7	23,043	57.9	6,077	26.4
Equipment and supplies	2,145	4.4	2,326	5.8	(181)	(7.8)

Total revenues	$48,811	100.0	$39,820	100.0	$8,991	22.6

Software Licenses. The increase in software license revenues was due to an increase in revenue of approximately $0.3 million from our European sales and increases of approximately $0.1 million in software license revenue from our Banking Solutions segment. We expect software license revenues to increase during the remainder of fiscal year 2011, principally as a result of increased software license revenue from our domestic and international payments and transactional documents products.

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $2.7 million was due principally to the revenue contribution from our European sales of $1.7 million, from our Banking Solutions segment of $0.7 million and from Paymode-X of $0.6 million. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year primarily as a result of the revenue contribution from our acquisition of Allegient.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues associated with several large ongoing banking projects. We expect service and maintenance revenues will increase during the remainder of the fiscal year as a result of new and existing projects within our Banking Solutions segment.

Equipment and Supplies. The equipment and supplies revenues decreased slightly to $2.1 million in the three months ended March 31, 2011 compared to the same period in the prior fiscal year. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of 2011.

Cost of revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2011 Compared to 2010
	2011		2010
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$444	0.9	$253	0.6	$191	75.5
Subscriptions and transactions	7,668	15.7	5,598	14.1	2,070	37.0
Service and maintenance	13,416	27.5	9,921	24.9	3,495	35.2
Equipment and supplies	1,665	3.4	1,779	4.5	(114)	(6.4)

Total cost of revenues	$23,193	47.5	$17,551	44.1	$5,642	32.1

Gross profit	$25,618	52.5	$22,269	55.9	$3,349	15.0

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased to 11% of software license revenues in the three months ended March 31, 2011 as compared to 7% for the three months ended March 31, 2010. The increase in software license costs of $0.2 million was primarily due to the cost of third party software that accompanies certain of our European sales. We expect software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs increased to 57% of subscriptions and transactions revenues in the three months ended March 31, 2011 as compared to 52% in the same period of 2010. The increase in subscriptions and transactions costs of approximately $2.1 million was principally due to the costs associated with the operations of SMA, Paymode-X and increased costs related to our Banking Solutions segment. We expect subscriptions and transactions costs will decrease slightly as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year, primarily related to improved gross margins from our Allegient acquisition.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 46% of service and maintenance revenues in the three months ended March 31, 2011 as compared to 43% in the three months ended March 31, 2010. The increase in service and maintenance costs of approximately $3.5 million was principally due to the costs associated with new and existing banking projects. We expect service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased slightly to 78% of equipment and supplies revenues in the three months ended March 31, 2011 as compared to 76% for the three months ended March 31, 2010. We expect equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended March 31,				Increase (Decrease) Between Periods 2011 Compared to 2010
	2011		2010
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$10,441	21.4	$8,649	21.7	$1,792	20.7
Product development and engineering	6,167	12.6	4,959	12.5	1,208	24.4
General and administrative	5,127	10.5	3,795	9.5	1,332	35.1
Amortization of intangible assets	2,786	5.7	3,282	8.2	(496)	(15.1)

Total operating expenses	$24,521	50.2	$20,685	51.9	$3,836	18.5

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 as a result of an increase in employee related costs of $1.6 million primarily due to compensation costs and due to headcount additions as a result of our recent acquisitions. In addition, we recognized approximately $0.3 million of sales and marketing restructuring costs during the three months ended March 31, 2011. We expect sales and marketing expenses will increase over the remainder of the fiscal year due to the impact of our recent acquisitions and as we continue to focus on our marketing initiatives to support our new products.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily attributable to an increase in employee related costs of $0.6 million driven by increased development and enhancement initiatives related to our

Banking Solutions segment and due to an increase in costs associated with the use of contract resources of $0.6 million. In addition, we recognized approximately $0.1 million of product development and engineering restructuring costs during the three months ended March 31, 2011. During the remainder of the fiscal year, we expect to reallocate development resources on certain billable service engagements, the cost of which will be recorded as services and maintenance cost of revenues. We expect that this reallocation of cost will be partially offset by increased product development and engineering costs on our legal spend management platform related to the Allegient acquisition.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to increases in acquisition related expenses of $0.7 million, employee related costs of $0.3 million and restructuring costs of $0.1 million. We expect general and administrative expenses will increase during the remainder of the fiscal year due to the impact of the Allegient acquisition.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 occurred because expense from intangible assets arising in prior acquisitions decreased as those assets aged, offset in part by an increase in amortization expense from intangible assets associated with our more recent acquisitions, including SMA, DDL and BITG. Excluding the expense impact of intangible assets arising from our April 1, 2011 acquisition of Allegient, we expect that total amortization expense for fiscal 2011 will be approximately $11.1 million.

Other Income (Expense), Net

	Three Months Ended March 31,		Increase (Decrease) Between Periods
	2011	2010	2011 Compared to 2010
	(in thousands)%
Interest income	$107	$60	$47	78.3
Interest expense	(12)	(14)	2	(14.3)
Other income, net	39	(1)	40	—

Other income (expense), net	$134	$45	$89	197.8

Other Income (Expense), Net. In the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, interest income increased as a result of increased cash balances. Interest expense was insignificant during both the three months ended March 31, 2011 and the three months ended March 31, 2010. Other income, net increased slightly as a result of realized foreign exchange gains during the three months ended March 31, 2011 as compared to realized foreign exchange losses during the three months ended March 31, 2010. We expect that the individual components of other income and expense will continue to represent minor components of our overall operations during the remainder of fiscal 2011.

Provision for Income Taxes. We recorded income tax expense of $0.1 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively. The income tax expense recorded for the quarter ended March 31, 2011 was due to tax expense associated with our UK, Australian and US operations, offset in part by a tax benefit relating to a reduction in the estimate of our annual effective tax rate based on events occurring during the quarter ending March 31, 2011. The US income tax expense was principally due to state income tax expense and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

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

Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010

Segment Information

The following tables represent our segment revenues and our segment measure of profit:

	Nine Months Ended March 31,		Increase (Decrease) Between Periods 2011 Compared to 2010
	2011	2010
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$71,396	$70,407	$989	1.4
Banking Solutions	36,388	22,804	13,584	59.6
Outsourced Solutions	27,348	23,287	4,061	17.4

	$135,132	$116,498	$18,634	16.0

Segment measure of profit:
Payments and Transactional Documents	$16,302	$16,415	$(113)	(0.7)
Banking Solutions	7,272	2,666	4,606	172.8
Outsourced Solutions	2,604	2,584	20	0.8

Total measure of segment profit	$26,178	$21,665	$4,513	20.8

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Nine Months Ended March 31,
	2011	2010
	(in thousands)
Segment measure of profit	$26,178	$21,665
Less:
Amortization of intangible assets	(8,572)	(9,949)
Stock compensation expense	(8,766)	(6,669)
Acquisition related expenses	(1,572)	(508)
Restructuring expenses	(753)	52
Add:
Other income, net	448	173

Income before income taxes	$6,963	$4,764

Payments and Transactional Documents. The revenue increase of $1.0 million for the nine months ended March 31, 2011 was primarily attributable to increased subscriptions and transactions revenue of $1.1 million and increased software license revenue of $0.4 million from certain of our European and US payment and document automation products. The increased revenue includes an unfavorable effect of foreign exchange rates of $0.6 million. The segment profit decrease of $0.1 million for the nine months ended March 31, 2011 was primarily attributable to increased operating expenses of $1.3 million, which offset improved gross margins of $1.2 million.

Banking Solutions. Revenues from our Banking Solutions segment increased $13.6 million as compared to the same period in the prior fiscal year due to an increase in subscriptions and transactions revenue and professional services revenue associated with several large ongoing banking projects. The profit increase of $4.6 million was primarily due to improved gross margins of $7.5 million resulting from the increased revenue, which was offset in part by increased headcount related expenses associated with large ongoing projects.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased $4.1 million as compared to the same period in the prior fiscal year due primarily to the revenue contribution from both SMA and Paymode-X, partially offset by a decrease in revenue from our Legal eXchange offering. The increased revenue includes an unfavorable effect of foreign exchange rates of $0.1 million associated with the British Pound Sterling. The segment profit increased slightly for the nine months ended March 31, 2011 compared to the same period in the prior year, primarily due to increased gross margins from our Paymode-X solution.

Revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2011 Compared to 2010
	2011		2010
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$11,702	8.7	$10,408	8.9	$1,294	12.4
Subscriptions and transactions	38,051	28.2	29,543	25.4	8,508	28.8
Service and maintenance	79,124	58.5	69,953	60.0	9,171	13.1
Equipment and supplies	6,255	4.6	6,594	5.7	(339)	(5.1)

Total revenues	$135,132	100.0	$116,498	100.0	$18,634	16.0

Software Licenses. The increase in software license revenues was due to an increase in revenue of approximately $0.5 million from certain of our US document automation products and an increase in software license revenues of $0.6 million within our Banking Solutions segment. The increase in revenue includes the impact of a decrease in foreign currency exchange rates associated with the British Pound Sterling of approximately $0.1 million.

Subscriptions and Transactions. The increase in subscriptions and transactions revenues was due principally to the revenue contribution from our Banking Solutions segment of $4.3 million and the revenue contribution from our Outsourced Solutions segment of $3.1 million, which includes increased revenue from both SMA and Paymode-X, partially offset by a decrease in revenue from our Legal eXchange solution. The increase in revenue includes the impact of a decrease of $0.2 million as a result of a decrease in foreign exchange rates associated with the British Pound Sterling.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues associated with several large banking projects and increased professional service and software maintenance revenues in Europe. These increases were offset in part by lower document process automation software maintenance revenue in the US. The revenue increase includes the impact of a decrease of approximately $0.3 million as a result of a decrease in foreign exchange rates associated with the British Pound Sterling.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease in revenue from our European paper, supplies and equipment and the impact of a decrease of approximately $0.1 million as a result of a decrease in foreign exchange rates associated with the British Pound Sterling.

Cost of revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2011 Compared to 2010
	2011		2010
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$873	0.6	$792	0.7	$81	10.2
Subscriptions and transactions	20,789	15.4	14,636	12.5	6,153	42.0
Service and maintenance	34,249	25.3	30,047	25.8	4,202	14.0
Equipment and supplies	4,820	3.6	4,991	4.3	(171)	(3.4)

Total cost of revenues	$60,731	44.9	$50,466	43.3	$10,265	20.3

Gross profit	$74,401	55.1	$66,032	56.7	$8,369	12.7

Software Licenses. Software license costs remained consistent at 7% of software license revenues in the nine months ended March 31, 2011 as compared to 8% for the nine months ended March 31, 2010.

Subscriptions and Transactions. Subscriptions and transactions costs increased to 55% of subscriptions and transactions revenues in the nine months ended March 31, 2011 as compared to 50% in the nine months ended March 31, 2010. The increase in subscriptions and transactions costs of $6.2 million was due principally to increased costs associated with our Banking Solutions segment, our Paymode-X solution and our SMA operations.

Service and Maintenance. Service and maintenance costs remained consistent as a percentage of service and maintenance revenues at 43% in the nine months ended March 31, 2011 and 2010.

Equipment and Supplies. Equipment and supplies costs increased slightly to 77% of equipment and supplies revenues in the nine months ended March 31, 2011 as compared to 76% of equipment and supplies revenues in the nine months ended March 31, 2010.

Operating Expenses

	Nine Months Ended March 31,				Increase (Decrease) Between Periods 2011 Compared to 2010
	2011		2010
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$28,251	20.9	$25,356	21.8	$2,895	11.4
Product development and engineering	16,655	12.3	13,802	11.8	2,853	20.7
General and administrative	14,408	10.7	12,334	10.6	2,074	16.8
Amortization of intangible assets	8,572	6.3	9,949	8.5	(1,377)	(13.8)

Total operating expenses	$67,886	50.2	$61,441	52.7	$6,445	10.5

Sales and Marketing. Sales and marketing expenses increased $2.9 million in the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010 as a result of employee related costs of $2.4 million primarily due to the impact of our recent acquisitions.

Product Development and Engineering. The increase in product development and engineering expenses of $2.9 million was primarily attributable to increased employee related costs of $1.5 million and increased costs associated with contract employees of $1.2 million driven primarily by development and enhancement initiatives in our Banking Solutions segment.

General and Administrative. The increase in general and administrative expenses of $2.1 million was principally attributable to an increase in acquisition related costs of $1.0 million and an increase in employee related costs of $0.6 million.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010 occurred because expense from intangible assets arising in prior acquisitions decreased as those assets aged, offset in part by an increase in amortization expense from intangible assets associated with more recent acquisitions, including SMA, DDL and BITG. Excluding the expense impact of intangible assets arising from our April 1, 2011 acquisition of Allegient, we expect that total amortization expense for fiscal 2011 will be approximately $11.1 million.

Other Income, Net

	Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2011	2010	2011 Compared to 2010
	(in thousands)%
Interest income	$337	$169	$168	99.4
Interest expense	(38)	(40)	2	(5.0)
Other income, net	149	44	105	238.6

Other income, net	$448	$173	$275	159.0

Other Income, Net. For the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010, interest income increased as a result of our increased cash balances. Other income, net increased primarily as a result of realized foreign exchange gains associated with the British Pound Sterling and the European Euro.

Provision for Income Taxes. We recorded income tax expense of $1.1 million and $1.9 million for the nine months ended March 31, 2011 and 2010, respectively. The income tax expense for the nine months ended March 31, 2011 was due to tax expense associated with our UK, Australian and US operations, offset in part by the impact of a discrete tax benefit of $0.9 million recognized in the quarter ended September 30, 2010 arising from the release of a portion of our valuation allowance that had previously been recorded against our UK deferred tax assets. The ability to release a portion of the UK valuation allowance was attributable to continued profitability in our UK operations including the attainment of three years of cumulative profitability on a pre-tax basis. The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

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

Liquidity and Capital Resources

During the nine months ended March 31, 2011, we completed three business acquisitions using cash (net of cash acquired) of $14.6 million. On April 1, 2011, we acquired Allegient for a cash payment of approximately $48 million, subject to closing balance sheet adjustments. In addition to our recent acquisitions, we also may receive investments from, and make investments in, customers or other companies. Any such transactions would require the approval of our board of directors, and in some cases, stockholders and potentially bank or regulatory approval.

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

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the nine months ended March 31, 2011 and 2010 are summarized in the tables below:

	March 31,	June 30,
	2011	2010
	(in thousands)
Cash, cash equivalents and marketable securities	$147,441	$122,809
Long-term debt (capital leases)	$5	$20

	Nine Months Ended March 31,
	2011	2010
	(in thousands)
Cash provided by operating activities	$21,894	$18,139
Cash used in investing activities	(17,176)	(20,881)
Cash provided by financing activities	16,992	12,320
Effect of exchange rates	2,911	(1,604)

Cash, cash equivalents and marketable securities. At March 31, 2011 our cash and cash equivalents consisted primarily of cash deposits held at major banks, money market funds and marketable securities. The increase in cash, cash equivalents and marketable securities at March 31, 2011 from June 30, 2010 was primarily due to $21.9 million of cash generated from operations, $4.9 million generated from a public offering of our common stock and $11.7 million in cash generated from the exercise of stock options and the purchase of our stock by participants in our employee stock purchase plan. These increases were offset in part by the use of $14.6 million related to business acquisitions we completed during the nine months ended March 31, 2011.

Cash, cash equivalents and marketable securities included $21.6 million held by our foreign subsidiaries as of March 31, 2011 that were denominated in currencies other than US Dollars. Accordingly, increases in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar increased our overall cash balances by approximately $2.9 million in the nine months ended March 31, 2011. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we have recently experienced, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net income, less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $3.8 million during the nine months ended March 31, 2011 as compared to the same period in the prior year. The increase was primarily due to net income of $5.8 million in the nine months ended March 31, 2011 compared to net income of $2.8 million in the same period in the prior year, an increase in cash provided by prepaid assets of $3.7 million and an increase in cash provided by accounts payable of $1.3 million, which was offset in part by an increase in cash used in accounts receivable of $4.4 million when compared to the same period in the prior year.

At March 31, 2011, the deferred tax assets associated with our US operations and a portion of the deferred tax assets associated with our European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

At March 31, 2011, we had US net operating loss carryforwards of $53.3 million, which expire at various times through the year 2028 and European net operating loss carryforwards of $10.3 million, which have no statutory expiration date. We also currently have approximately $3.6 million of research and development tax credit carryforwards available, which expire at various points through year 2031. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities. The decrease in net cash used in investing activities for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 was predominantly due to the $17.8 million of cash used to fund our prior year acquisitions as compared to the $14.6 million of cash used during the nine months ended March 31, 2011 to acquire SMA, DDL and certain assets of BITG.

Financing Activities. The increase in cash inflows from financing activities relates primarily to the July 2010 partial exercise of an over-allotment option from our June 2010 common stock offering. This partial exercise generated net proceeds of $4.9 million and was offset in part by a decrease in proceeds received from the exercise of stock options and the purchase of our stock by participants in our employee stock purchase plan of approximately $0.6 million.

Off-Balance Sheet Arrangements

During the nine months ended March 31, 2011, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of March 31, 2011:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$19,311	$942	$9,792	$2,648	$5,929
Capital lease obligations	42	22	20	—	—
Estimated acquisition contingent consideration (See Note 5)	4,400	4,400	—	—	—
Other contractual obligations	1,806	239	1,567	—	—

Total	$25,559	$5,603	$11,379	$2,648	$5,929

*	Payment due dates are calculated from our most recent fiscal year end of June 30, 2010.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Excluded from the table is a contingent payment of up to $0.9 million, related to the acquisition of certain assets of BITG. The contingent payment has been excluded because it is only payable to the selling shareholders of BITG if certain agreed upon goals with respect to revenue and operating profit are achieved from the date of acquisition through December 31, 2011 and payment is also dependent on the continued employment of the selling shareholders by Bottomline through December 31, 2011; we are currently unable to estimate the outcome of this contingency. Also excluded from the table is our estimate of unrecognized tax benefits as of March 31, 2011 in the amount of $0.8 million. These amounts have been excluded because as of March 31, 2011 we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing weakness or a deterioration in domestic and global economic conditions could have a significant adverse impact on our business, financial condition and operating results

Our business and operating results could be significantly affected by general economic conditions. The US and global economies have experienced a significant prolonged downturn and prospects for sustained economic recovery remain uncertain. Prolonged economic weakness or a further downturn in the US and global economies could result in a variety of risks to our business, including:

•	increased volatility in our stock price;

•	increased volatility in foreign currency exchange rates;

•

delays in, or curtailment of, purchasing decisions by our customers or potential customers either as a result of continuing economic uncertainty or anxiety or as a result of their inability to access the liquidity necessary to engage in purchasing initiatives;

•	increased credit risk associated with our customers or potential customers, particularly those that may operate in industries most affected by the economic downturn; and

•	impairment of our goodwill or other assets.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in Europe and Asia-Pacific. During the nine months ended March 31, 2011, approximately 37% of our revenues and 32% of our operating expenses, respectively, were attributable to customers or operations located outside of North America. During the nine months ended March 31, 2011, as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound to the US Dollar declined slightly. We anticipate that foreign currency exchange rates may continue to fluctuate in the near term. Appreciation of the US Dollar against the British Pound (as we have recently experienced) or future appreciation of the US Dollar against the European Euro and Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

An increasing number of large and more complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, generally delays the timing of our revenue recognition and, in the short-term, may adversely affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts, particularly in our Banking Solutions segment, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These arrangements generally require significant implementation work, product customization and modification, systems integration testing and user acceptance testing, resulting in the recognition of revenue over the period of project completion which normally spans several quarters. Delays in revenue recognition on these contracts, including delays that result from customer decisions to halt or otherwise slow down a long-term project due to their own staffing or other challenges, could adversely affect our operating results, financial condition and the market price of our common stock. Similarly, if we are unable to continue to generate new large orders on a regular basis, our business operating results and financial condition could be adversely affected.

We continue to make significant investments in existing products and new product offerings which can adversely affect our operating results; these investments may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance existing product offerings and to develop new product offerings to meet strategic opportunities as they evolve. Our operating results have recently been affected by increases in product development expenses as we have continued to make investments in our hosted, banking and accounts payable automation products, principally Paymode-X. We may at any time, based on product needs or marketplace demands, decide to significantly increase our product development expenditures. We expect to continue to make significant investments in Paymode-X during the remainder of fiscal year 2011. Investments in existing products and new product offerings can have a negative impact on our operating results and any existing product enhancements or new product offerings may not be accepted in the marketplace or generate material revenues.

Integration of acquisitions could interrupt our business and our financial condition could be harmed

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. During the nine months ended March 31, 2011, we acquired SMA and DDL, both London-based businesses, and we acquired substantially all of the assets and assumed certain liabilities of BITG with locations in Australia and New Zealand. On April 1, 2011, we acquired Allegient. We may in the future acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made in the past or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At March 31, 2011, the carrying value of our goodwill and our other intangible assets was approximately $77.0 million and $38.9 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2010 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we experienced slowing growth rates with certain of our licensed software products. During the nine months ended March 31, 2011, as compared to the same period in the prior year, we experienced a decline in the foreign currency exchange rates applicable to our UK based revenues which negatively impacted our overall revenue growth. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our subscriptions and transactions, service and maintenance and equipment and supplies revenue streams. If software license revenues or recurring revenues were to significantly decline in any future period or if the mix of our products and services in any given period did not match our expectations, our results of operations and the market price of our common stock could be significantly adversely affected.

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations, and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have operations in the US, UK, Asia-Pacific, France and Germany. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

A growing portion of our revenue is derived from subscription and transaction based revenue arrangements

A growing portion of our revenue is being derived from subscription and transaction based arrangements. Our recent acquisitions of SMA and Allegient are subscription and transaction based operations. We believe that these arrangements have several advantages over perpetual license arrangements, including better predictability of revenue. However, there are also certain risks inherent with these transactions. For example, there is a risk that customers may elect not to renew these arrangements upon expiration or that they may aggressively attempt to renegotiate pricing or other significant contractual terms, either at or prior to the point of renewal, based on economic conditions that exist at that time. Further, in respect of our hosted and SaaS product offerings, customers often negotiate contractual termination rights in the event of a contractual breach by us which, to the extent occurring, might permit the customer to exit the contract prior to the end of its term, generally without additional compensation to us. Our future revenue and overall growth rates depend significantly upon customer retention. To the extent we were unable to achieve desired customer retention rates, or in the event we were unable to retain or renew customers on favorable economic terms, our business, operating results and financial condition could be adversely affected.

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

We depend on key employees who are skilled in e-commerce, payment, cash and document management and invoice presentment methodology and Internet and other technologies

Our success depends upon the efforts and abilities of our executive officers and key technical and sales employees who are skilled in e-commerce, payment methodology and regulation, and Internet, database and network technologies. Our key employees are in high demand within the marketplace and many competitors, customers and industry organizations are able to offer considerably higher compensation packages than we currently provide. The loss of one or more of these individuals could have a material adverse effect on our business. In addition, we do not maintain “key man” life insurance policies on any of our employees. While some of our executive officers have employment or retention agreements with us, the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

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

Any unanticipated performance problems or bugs in our product offerings could have a material adverse effect on our future financial results

If the products that we offer and introduce do not sustain marketplace acceptance, our future financial results could be adversely affected. Since certain of our offerings are still in early stages of adoption and since most of our products are continually being enhanced or further developed in response to general marketplace demands, any unanticipated performance problems or bugs that we have not been able to detect could result in additional development costs, diversion of technical and other resources from our other development efforts, negative publicity regarding us and our products, harm to our customer relationships and exposure to potential liability claims. In addition, if our products do not enjoy wide commercial success, our long-term business strategy will be adversely affected, which could have a material adverse effect on our business, operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2011 we issued a total of 133,915 shares of our common stock to the former shareholders of DDL in reliance on Regulation S under the Securities Act of 1933, as amended, based in part upon representations made by such shareholders.

The following table provides information about purchases by us of our common stock during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
January 1, 2011 — January 31, 2011	—	—	—	$4,401,000
February 1, 2011 — February 28, 2011	—	—	—	$4,401,000
March 1, 2011 — March 31, 2011	—	—	—	$4,401,000

Total	—	—	—	$4,401,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: May 6, 2011	By:	/S/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated March 29, 2011, by and among Bottomline Technologies (de), Inc., Blackjack Acquisition Crop., LAS Holdings, Inc. and H.I.G. Law Audit, LLC (1)

10.1	Deed of Variation to Service Agreement dated February 18, 2011 with Nigel Savory

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-25259), dated April 1, 2011.
**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and June 30, 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.