Form 10-K
period 2011-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2011-09-09
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                         .

Commission file number 0-25259

BOTTOMLINE TECHNOLOGIES (de), INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0433294
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

325 Corporate Drive Portsmouth, New Hampshire	03801
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 436-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.001 par value per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2010 was $695,794,189 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

There were 35,918,711 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Executive Officers and Other Key Employees of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2011, a definitive proxy statement for our 2011 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statements (including statements to the effect that we believe, expect, anticipate, plan and similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of numerous important factors, including those discussed in Item 1A. Risk Factors.

Item 1.	Business.

Our Company

We provide collaborative payment, invoice and document management solutions to corporations, insurance companies, healthcare organizations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, document management, reporting and document archive. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. A growing portion of our offerings are being sold as SaaS-based and paid for on a subscriptions and transactions basis. Historically, however, our software has been sold predominantly on a perpetual license basis.

Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. We offer SaaS-based legal spend management solutions that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. We also offer a SaaS-based offering that facilitates the exchange of electronic payments and invoices between buyers and their suppliers. Our offerings also include software solutions that banks use to provide Web-based payment and reporting capabilities to their corporate customers. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents.

Our solutions complement, leverage and extend our customers’ existing information systems, accounting applications and banking relationships and can be deployed quickly and efficiently. To help our customers receive the maximum value from our products and meet their specific business requirements, we also provide professional services for installation, training, consulting and product enhancement.

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

Unless the context requires otherwise, references to we, us, our, Bottomline and the Company refer to Bottomline Technologies (de), Inc. and its subsidiaries.

Our Strategy

Our objective is to be the leading global provider of business-to-business payment, invoice and document automation software solutions and services. Key elements of our strategy include the following:

•	providing software and services which enable banks to offer their corporate customers leading global payment capabilities;

•	continuing to add customers and functionality to our growing Paymode-X and legal spend management networks;

•	providing technology that is innovative, feature-rich and market leading that provides an optimal user experience;

•	increasing the deployment of our SaaS-based solutions, as well as subscriptions and transactions based pricing, in order to increase our recurring revenue contribution;

•	continuing to develop and broaden strategic relationships that enhance our global position; and

•	pursuing strategic acquisitions that expand our geographical footprint or complement our product functionality.

Our Products and Services

Transaction Banking

Our WebSeries® platform enables banks to meet the needs of a variety of corporate customer segments and helps large financial institutions automate manual processes for high-volume payments and multi-bank reporting. Based on patented technology, WebSeries enables users to leverage a single Web-based interface for the origination and processing of all types of inbound and outbound domestic and international payments. The software architecture of our banking platform (known as Services Oriented Architecture or SOA) allows banks and financial institutions to configure highly specialized solutions sets for enterprise cash management, wholesale banking and retail branch payments using modules for ACH, international payments, check production, information reporting, unattended payment and file transmission and distributed document printing.

Legal Spend Management

During fiscal 2011, we acquired LAS Holdings, Inc., a Delaware corporation doing business as Allegient Systems, Inc. (Allegient). Allegient is a provider of advanced capabilities for legal e-billing, bill review and analytics. Allegient’s proprietary SaaS platform and value-added turnkey solutions complement and extend our Legal eXchange® portfolio, offering our combined customer base of more than 100 leading insurers enhanced capabilities to effectively manage their legal expenses.

Our legal spend management solutions integrate with claims management and time and billing systems to automate legal invoice management processes and to provide insight into all areas of a company’s outside legal spend. The combination of automated invoice routing and a sophisticated rules engine allows corporate legal and insurance claims departments to create more efficient processes for managing invoices generated by outside law firms and other service providers, while offering insight into important legal spend factors including budgeting, expense monitoring and outside counsel performance.

Settlement Network Solution

Paymode-X® is a leading business-to-business electronic payments and invoicing network. The solution speeds corporations’ move from paper to electronic transactions, helping them streamline processes, reduce costs and optimize working capital. With more than 140,000 enrolled vendors, new Paymode-X customers gain immediate benefits because many of their suppliers are already part of the Paymode-X network. Paymode-X functionality includes online access to purchase orders, invoices, payments and remittance detail, as well as comprehensive workflow and turnkey vendor enrollment and support.

Payment and Document Automation

The payments automation capabilities inherent in our WebSeries and C-Series™ solutions can generate a wide variety of domestic and international payment instructions along with consolidated bank reporting of cash activity. Our solutions can reduce administrative expenses and strengthen compliance and anti-fraud controls. Users are able to gather and access data via the Web on payment and bank account information, including account totals and detailed transaction data, providing improved workflow, financial reporting and bank communications.

To help augment financial document workflow and delivery, we also offer a number of solutions built on our Transform® platform for automating a wide variety of business documents and supply chain processes as well as related Web-based delivery and document archive. Our products offer advanced design, output formatting and delivery capabilities to replace paper-based forms.

SWIFT Solutions

Our SWIFT Access Service makes it easy to connect to the SWIFT network where corporations can exchange financial information including payment instructions, cash reporting and other messages related to financial transactions with their banks and counterparties around the world. Our SaaS-based SWIFT solutions allow banks and corporations to achieve lower costs, rapid implementation, greater security and improved risk management while avoiding costly internal infrastructure.

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

Our Customers

Our customers are in diverse industries including financial services, insurance, healthcare, technology, retail, communications, education, media, manufacturing and government. We provide our products and services to approximately 80 of the Fortune 100 companies and approximately 75 of the FTSE (Financial Times) 100 companies. Our customers include leading organizations such as the Australia and New Zealand Banking Group (ANZ), Bank of America Merrill Lynch, British Airways, Cigna Corporation, Deere and Company, Target Corporation, The Hartford Insurance Group, Inc., Johnson Controls, Inc., Liberty Mutual and Vodafone.

Our Competition

The markets in which we participate are highly competitive. We believe our ability to compete depends on factors within and beyond our control, including:

•	the performance, reliability, features, ease of use and price of our offerings as compared to competitor alternatives;

•	our industry knowledge and expertise;

•	the execution of our sales and services organizations;

•	our ability to attract and retain employees with the requisite domain knowledge and technical skill set necessary to develop and support our products; and

•	the timing and market acceptance of new products as well as enhancements to existing products, by us and by our current and future competitors.

For transaction banking, we primarily compete with companies such as S1, Polaris Software, Clear2Pay, Fundtech and ACI Worldwide that offer a wide range of financial services including electronic banking applications. We also encounter competition to a lesser degree from Dovetail Software, Infosys Technologies, CoCoNet and Oracle Financial Services Software (i-flex), as well as companies that provide traditional treasury workstation solutions.

For our legal spend management solutions, we compete with a number of companies, including Serengeti Law, DataCert, CT TyMetrix, LexisNexis CounselLink, Mitratech, Legal Solutions Group and Computer Sciences Corporation (CSC).

For our Paymode-X solution, our competitors include JP Morgan’s Business Settlement Network (formerly Xign) and Syncada.

Our payment and document automation products compete primarily with companies that provide solutions to create, publish, manage and archive electronic documents, such as Adobe, StreamServe, AP Technologies and Xerox and companies that offer electronic payment and laser check printing software and services, such as Payformance (now a division of SunGard), MHC Software, and ACOM Solutions in the US and Microgen, Albany Software and Experian in Europe. Our products also compete with companies that provide a diverse array of accounts payable automation and workflow capabilities, such as Oracle, JP Morgan’s Business Settlement Network, BasWare, 170 Systems (now part of Kofax), Open Text, ReadSoft, Wall Street Systems and Image Information Systems, Inc. (DocuSphere). We also compete with providers of enterprise resource planning (ERP) solutions and providers of traditional payment products, including check stock and check printing software and services. In addition, some financial institutions compete with us as outsourced check printing and electronic payment service providers.

Although we believe that we compete favorably in each of the markets in which we participate, the markets for our products and services are intensely competitive and characterized by rapid technological change and a number of factors could adversely affect our ability to compete in the future, including those discussed in Item 1A. Risk Factors.

Our Operating Segments

Operating segments are the components of our business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer.

Our operating segments are organized principally by the type of product or service offered and by geography; similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with this segment is typically recorded upon delivery or, if extended payment terms have been granted to the customer, as payments become contractually due. This segment incorporates our check printing solutions in Europe, revenue for which is typically recorded on a per transaction basis or ratably over the expected life of the customer relationship, as well as certain solutions that are licensed on a subscription basis, revenue for which is typically recorded ratably over the contractual term. This segment also incorporates our newly offered payments automation software for direct debit and receivables management for corporations, banks, financial institutions and government organizations, which we added through our Direct Debit Limited (DDL) acquisition in February 2011, revenue for which is primarily recognized upon delivery.

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

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as budgeting, expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our hosted and outsourced payments and accounts payable automation solutions, including Paymode-X, and SWIFT Access Service which we added through our acquisition of SMA Financial Ltd. (SMA) in October 2010. Revenue within this segment is generally recognized on a subscription or transaction basis or proportionately over the estimated life of the customer relationship.

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

We do not track or assign our assets by operating segment.

The following represents a summary of our reportable segments for the years ended June 30, 2011, 2010 and 2009.

	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$97,624	$93,449	$90,786
Banking Solutions	50,211	33,129	22,936
Outsourced Solutions	41,546	31,412	24,292

	$189,381	$157,990	$138,014

Segment measure of profit (loss):
Payments and Transactional Documents	$22,212	$21,766	$14,662
Banking Solutions	10,261	4,508	(1,739)
Outsourced Solutions	4,312	3,030	2,349

Total measure of segment profit	$36,785	$29,304	$15,272

A reconciliation of the measure of segment profit to our GAAP income (loss) for 2011, 2010 and 2009, before income taxes, is as follows:

	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Segment measure of profit	$36,785	$29,304	$15,272
Less:
Amortization of intangible assets	(12,662)	(13,214)	(15,563)
Stock compensation expense	(11,467)	(8,956)	(9,498)
Acquisition related expenses	(1,677)	(585)	(581)
Restructuring charges	(1,111)	52	(1,548)
Add:
Other income (expense), net	558	(93)	443

Income (loss) before income taxes	$10,426	$6,508	$(11,475)

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

	Fiscal Year Ended June 30,
	2011		2010		2009
	(in thousands)
United States	$129,481	68.4%	$105,433	66.7%	$85,698	62.1%
Europe	57,626	30.4%	50,702	32.1%	50,826	36.8%
Asia-Pacific	2,274	1.2%	1,855	1.2%	1,490	1.1%

Total	$189,381	100.0%	$157,990	100.0%	$138,014	100.0%

Long-lived assets, which are based on geographical designation, were as follows:

	Fiscal Year Ended June 30,
	2011	2010
	(in thousands)
Long-lived assets:
United States	$14,053	$13,593
Europe	3,469	2,464
Asia-Pacific	167	121

Total long-lived assets	$17,689	$16,178

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

For the fiscal year ended June 30, 2011, we had one customer that accounted for approximately 10% of our consolidated revenues. The revenue from this customer is a component of our Banking Solutions segment.

Sales and Marketing

As of June 30, 2011, we employed 186 sales and marketing employees worldwide, of whom 110 were focused on the Americas markets, 72 were focused on European markets and 4 were focused on Asia-Pacific markets. We market and sell our products directly through our sales force and indirectly through a variety of channel partners and reseller relationships. We market and sell our products domestically and internationally, with an international focus on Europe and the Asia-Pacific region. We also maintain an inside sales group which provides a lower-cost channel into maintaining existing customers and expanding our customer base.

Product Development and Engineering

Our product development and engineering organization includes employees as well as strategic development partners who provide a flexible supplement to our internal resources. We have three primary development groups: software engineering, quality assurance engineers, and technical support and writing. We incurred $21.9 million, $18.9 million, and $20.1 million in product development and engineering costs in fiscal years 2011, 2010 and 2009, respectively.

Our software engineers have substantial experience in advanced software development techniques as well as extensive knowledge of the complex processes involved in business document, cash management, payment, and invoicing applications. Our engineers participate in the Microsoft Developer Network, IBM Partner World for Developers, and the Oracle Partner Developer Program. They maintain extensive knowledge of software development trends and best practices. Our technology focuses on providing business solutions utilizing industry standards, providing a path for extendibility and scalability of our products. Security, control and fraud prevention, as well as performance, data management and resource efficiencies are priorities in the technology we develop and deploy.

Our quality assurance engineers have extensive knowledge of our products and expertise in software quality assurance techniques. The quality assurance team participates in all phases of our product development processes. Members of the quality assurance group make use of both manual and automated software testing techniques to ensure high quality software is being delivered to our customers. The quality assurance group members participate in alpha and beta releases, testing of new product releases as well as customizations to our clients, and performance and security testing for our products and customer implementations.

Our technical support and writing group provides all product documentation as well as training for released products. The technical writers are versed in current document technology and work closely with the software engineers to create and maintain documentation that is clear, current and complete. The technical support engineers are responsible for the analysis of reported software problems and work closely with customer support staff as well as other internal groups to provide the highest quality of support to our customers. The group’s broad knowledge of our products, our technology, and our customers’ infrastructure allows it to rapidly respond to customer support needs.

Backlog

At the end of fiscal year 2011, our backlog was $84.7 million, including deferred revenues of $45.9 million. At the end of fiscal year 2010, our backlog was $68.1 million, including deferred revenues of $40.2 million. We do not believe that backlog is a meaningful indicator of sales that can be expected for any future period, and there can be no assurance that backlog at any point in time will translate into revenue in any specific subsequent period.

Proprietary Rights

We rely upon a combination of patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our technology and products. We have five patent applications on file with the US Patent Office relating to our products as of June 30, 2011. We have been awarded 19 US patents and expect to receive others. The earliest year of expiration for our awarded patents is 2015.

We intend to continue to file patent applications as we develop new technologies. There can be no assurance, however, that our existing patent applications, or any others that we may file in the future, will issue or will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the issued patents will not be challenged, invalidated or circumvented. In addition, we rely upon a combination of copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. Given the rapidly changing nature of the industry’s technology, the creative abilities of our development, marketing and service personnel may be as or more important to our competitive position as the legal protections and rights afforded by patents. We also enter into agreements with our employees and clients that seek to limit and protect our intellectual property and the distribution of proprietary information. However, there can be no assurance that the steps we have taken to protect our intellectual property will be adequate to deter misappropriation of proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our proprietary rights.

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

Employees

As of June 30, 2011, we had 880 full-time employees, 186 of whom were in sales and marketing, 446 of whom were in professional services and customer support, 134 of whom were in development and 114 of whom were in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that employee relationships are good. Our future success will depend in part on our continued ability to attract, retain and motivate highly qualified technical and managerial personnel in a highly competitive market.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before making an investment decision involving our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also impair our business operations.

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

To the extent that economic conditions remain uncertain or deteriorate further, or any of the above risks occur, our business and operating results could be significantly and adversely affected.

Our common stock has experienced and may continue to undergo significant market price and volume fluctuations

The NASDAQ Global Select Market often experiences extreme price and volume fluctuations. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced and may continue to undergo extreme fluctuations due to a variety of factors, including:

•	general and industry-specific business, economic and market conditions;

•	changes in or our failure to meet analysts’ or investors’ estimates or expectations;

•	actual or anticipated fluctuations in operating results, including those arising as a result of any impairment of goodwill or other intangible assets related to past or future acquisitions;

•	public announcements concerning us, including announcements regarding litigation, our competitors or our industry;

•	publication of research by securities or industry analysts about us and our business;

•	introductions of new products or services or announcements of significant contracts by us or our competitors;

•	acquisitions, divestitures, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	adverse developments in patent or other proprietary rights; and

•	announcements of technological innovations by our competitors.

Our future financial results will be affected by our success in selling our products in a subscriptions and transactions or SaaS-based revenue model, which carries with it certain risks

A substantial portion of our revenues and profitability were historically generated from perpetual software license revenues. We are offering a growing number of our products under a subscriptions and transactions based revenue model. Several of our recent acquisitions, such as SMA and Allegient, involve SasS-based products. We believe this model has certain advantages over a perpetual license model, including better predictability of revenue; however, it also presents a number of risks to us, including the following:

•	arrangements entered into on a subscriptions and transactions basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant;

•

subscriptions and transactions based revenue arrangements often include specific performance requirements or service levels that we may be unable to consistently achieve, subjecting us to penalties or other costs. Further, a material breach by us, such as a persistent failure to achieve required service levels, might permit the customer to exit the contract prior to its expiration, without additional compensation to us;

•

customer retention is critical to our future growth rates. Customers in a subscriptions and transactions arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contractual terms at the point of (or prior to) renewal on terms that are less favorable to us; and

•

there is no assurance that the solutions we offer on a subscriptions and transactions basis, including new revenue models that we may introduce, will receive broad marketplace acceptance, in which case our financial results could be materially and adversely affected.

Security breaches could have a significant adverse effect on our business

Our SaaS-based offerings receive, process, transmit and store highly sensitive customer information. Certain of our solutions also facilitate the transfer of cash. Unauthorized access to our systems, such as by outside hacking, could result in the theft, destruction or misappropriation of confidential information. Any such occurrence could have a long and significant impact on our business including damage to our reputation and financial liability to us, such as through the imposition of fines or monetary damages. Any such event would likely have a material adverse impact on our business and operating results.

An increasing number of large and more complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, generally delays the timing of our revenue recognition and, in the short-term, may adversely affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts, particularly in our Banking Solutions segment, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These arrangements generally require significant implementation work, product customization and modification and systems integration and user acceptance testing. This results in the recognition of revenue over the period of project completion which normally spans several quarters. Delays in revenue recognition on these contracts, including delays that result from customer decisions to halt or slow down a long-term project due to their own staffing or other challenges, could adversely affect our operating results, financial condition and the market price of our common stock. Additionally, large bank and financial institution customer opportunities are very competitive and take significant time and effort to consummate. Accordingly, we could in the future face greater sales costs, longer sales cycles and less predictability with respect to these orders. If we are unable to continue to generate new large orders on a regular basis, our business operating results and financial condition could be adversely affected.

We continue to make significant investments in existing products and new product offerings which can adversely affect our operating results; these investments may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance our existing product offerings as well as to develop new product offerings to meet strategic opportunities as they evolve. Our operating results have recently been affected by increases in product development expenses as we have continued to make investments in our hosted, banking and accounts payable automation products, principally Paymode-X. We may at any time, based on product needs or marketplace demands, decide to significantly increase our product development expenditures. We expect to continue to make significant investments in our Paymode-X, legal spend management and transaction banking solutions during fiscal year 2012. Investments in existing products and new product offerings can have a negative impact on our operating results and any new product enhancement or offering may not be accepted in the marketplace or generate material revenues.

Acquisitions could disrupt our business and harm our financial condition

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. During the twelve months ended June 30, 2011, we acquired Allegient, with operations in the United States and Canada, SMA and DDL, which are both UK-based businesses and substantially all of the assets of BITG, which has locations in Australia and New Zealand. We may in the future acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	inability to retain key personnel of the acquired company;

•	inadequacy of existing operating, financial and management information systems to support the combined organization or new operations;

•	write-offs related to impairment of goodwill and other acquired assets;

•	entrance into markets in which we have no or limited prior experience or knowledge;

•	diversion of management’s focus from our core business concerns;

•	dilution to existing stockholders and our earnings per share;

•	incurrence of substantial debt;

•	exposure to litigation from third parties, including claims related to intellectual property or other assets acquired or liabilities assumed; and

•	failure to realize anticipated benefits of the transaction due to the above factors or other factors.

Any such difficulties encountered as a result of any merger, acquisition or strategic investment could have a material adverse effect on our business, operating results and financial condition.

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At June 30, 2011, the carrying value of our goodwill and our other intangible assets was approximately $98.5 million and $74.5 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2011 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels which can be difficult to predict. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have operations in the US, Canada, UK, Australia, New Zealand, France and Germany. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in Europe and the Asia-Pacific region. During the twelve months ended June 30, 2011, approximately 37% of our revenues and 30% of our operating expenses, respectively, were attributable to customers or operations located outside of North America. During the twelve months ended June 30, 2011 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound to the US Dollar increased slightly. We anticipate that foreign currency exchange rates may continue to fluctuate in the near term. Appreciation of the US Dollar against the British Pound, European Euro and Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

•	retaining and expanding our software maintenance and subscriptions and transactions customer bases, which are significant sources of our recurring revenue;

•	continued market acceptance of our payment and document management offerings;

•	our ability to introduce enhancements to meet the market’s evolving needs for secure payments and cash management solutions; and

•	acceptance of our solutions that are offered on a SaaS basis.

Because we recognize subscriptions and transactions revenue from our customers over the term of their agreements, downturns or upturns in sales of our subscriptions and transactions based offerings may not be immediately reflected in our operating results

We recognize subscriptions and transactions revenue over the terms of our customer agreements. As a result, most of our quarterly subscriptions and transactions revenue results from agreements entered into during previous quarters. Consequently, a shortfall in orders for our subscriptions and transactions based solutions in any quarter may not significantly reduce our subscriptions and transactions revenue for that quarter, but could negatively affect revenue in future quarters. In addition, we may be unable to quickly reduce our cost structure in response to a decrease in subscriptions and transactions orders. Accordingly, the effect of downturns in sales of our subscriptions and transactions based solutions may not be fully reflected in our results of operations until future periods. A subscriptions and transactions model also makes it difficult for us to rapidly increase our subscriptions and transactions revenue through additional sales in any one period, as revenue is generally recognized over the applicable subscription term.

We face significant competition in our targeted markets, including competition from companies with significantly greater resources, which may result in price reductions and decreased demand for our products

The markets in which we compete are intensely competitive and characterized by rapid technological change. We compete with a wide range of companies ranging from small start-up enterprises with limited resources, which compete principally on the basis of technology features or specific customer relationships, to large companies which can leverage significant customer bases and financial resources. Some competitors in our targeted markets have longer operating histories, significantly greater financial, technical, and sales and marketing resources, greater brand recognition and a larger installed customer base than we do. We expect to face additional competition as other established and emerging companies enter the markets we address. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their product offerings and to offer more comprehensive solutions. This growing competition may result in price reductions of our products and services, reduced revenues and gross margins and loss of market share, any one of which could have a material adverse effect on our business, operating results and financial condition.

We depend on employees who are skilled in e-commerce, payment, cash and document management and invoice presentment methodology and Web and other technologies

Our success depends upon the efforts and abilities of our executive officers and technical and sales employees who are skilled in e-commerce, payment methodology and regulation, and Web, database and network technologies. Our current key employees and potential employees whom we seek to hire in order to support our growth are in high demand within the marketplace and many competitors, customers and industry organizations are able to offer considerably higher compensation packages than we currently provide. The loss of one or more of our key employees or our failure to attract and retain sufficient qualified employees to grow our business could have a material adverse effect on our business. In addition, we do not maintain key man life insurance policies on any of our employees and our employees are generally free to terminate their employment with us at any time. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

Our success depends on our ability to develop new and enhanced products, services and strategic partner relationships

The markets in which we compete are subject to rapid technological change and our success is dependent on our ability to develop new and enhanced products, services and strategic partner relationships that meet evolving market needs. Trends that could have a critical impact on us include:

•	evolving industry standards, mandates and laws, such as those mandated by the National Automated Clearing House Association and the Association for Payment Clearing Services;

•	rapidly changing technology, which could cause our software to become suddenly outdated or could require us to make our products compatible with new database or network systems;

•	developments and changes relating to the Web that we must address as we maintain existing products and introduce any new products; and

•	the loss of any of our key strategic partners who serve as a valuable network from which we can leverage industry expertise and respond to changing marketplace demands.

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

We rely on certain third-party computer software, which may be difficult to replace or could cause errors or failures to our solutions

We rely on computer software licensed from third-parties in order to deliver certain of our solutions. This software may not continue to be available to us on commercially reasonable terms, or at all. The loss of the right to use any of this software could result in delays in our ability to provide our solutions until equivalent technology is either developed by us or acquired from another third-party, if available, which may not be possible on a cost effective basis. In addition, errors or defects in third-party software that is used in conjunction with our solutions could adversely affect the operation of our products.

Our business could be subject to future legal or regulatory actions, which could have a material adverse effect on our operating results

Our software products and SaaS offerings facilitate the transmission of business documents and information including, in some cases, confidential data related to payments, invoices and cash management. Our Web-based software products and certain of our SaaS offerings transmit this data electronically, and we are therefore subject to laws, regulations and industry standards regarding security, data protection and electronic commerce. While we believe that we are in material compliance with applicable current regulatory requirements, there can be no assurance that future legal or regulatory actions will not impact us. To the extent that current or future regulatory or legal developments mandate a change in any of our products or services, require us to comply with any industry specific licensing or compliance requirements, alter the demand for or the competitive environment of our products and services or require us to make material changes to our internal operating, financial or management information systems, we might not be able to respond to such requirements in a timely or cost effective manner. If this were to occur, our business, operating results and financial condition could be materially adversely affected.

Any unanticipated performance problems or bugs in our product offerings could have a material adverse effect on our future financial results

If the products that we offer and introduce do not sustain marketplace acceptance, our future financial results could be adversely affected. Since certain of our offerings are still in early stages of adoption and since most of our products are continually being enhanced or further developed in response to general marketplace demands, any unanticipated performance problems or bugs that we have not been able to detect could result in additional development costs, diversion of technical and other resources from our other development efforts, negative publicity regarding us and our products, harm to our customer relationships and exposure to potential liability claims. In addition, if our products do not enjoy wide commercial success our long-term business strategy will be adversely affected, which could have a material adverse effect on our business, operating results and financial condition.

Catastrophic events may disrupt our business

We are a highly automated business and we rely on our network infrastructure, various software applications and many internal technology systems and data networks for our customer support, development, sales and marketing and accounting and finance functions. Further, our SaaS offerings provide services to our customers from data center facilities in several different US and international locations. Some of these data centers are operated by third-parties, and we have limited control over those facilities. A disruption or failure of these systems or data centers in the event of a natural disaster, telecommunications failure, power outage, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. Such an event could also prevent us from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of our SaaS offerings. While we have developed certain disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of such events, a catastrophic event that resulted in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected.

Security breaches or computer viruses could harm our business by disrupting the delivery of services, damaging our reputation, or resulting in material liability to us

Our products, particularly our SaaS and Web-based offerings, may be vulnerable to unauthorized access, computer viruses and other disruptive problems. In the course of providing services to our customers, we may collect, store, process or transmit sensitive and confidential information, including information that may be subject to privacy and data protection laws. A security breach affecting us could damage our reputation and result in the loss of customers and potential customers. Such an event could also result in material financial liability to us.

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

We could incur substantial costs resulting from warranty claims or product liability claims

Our product agreements typically contain provisions that afford customers a degree of warranty protection in the event that our products fail to conform to written specifications. These agreements typically contain provisions intended to limit the nature and extent of our risk of warranty and product liability claims. A court, however, might interpret these terms in a limited way or conclude that part or all of these terms are unenforceable. Furthermore, some of our agreements are governed by non-US law and there is a risk that foreign law might provide us less or different protection. While we maintain general liability insurance, including coverage for errors and omissions, we cannot be sure that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims.

Our products are used to facilitate the transmission of sensitive business documents and other confidential data related to payments, cash management and invoices. Further, some of our products facilitate the actual transfer of cash or transmit instructions that initiate cash transfer. Although we have not experienced any material warranty or product liability claims to date, a warranty or product liability claim, whether or not meritorious, could result in substantial costs and a diversion of management’s attention and our resources, which could have an adverse effect on our business, operating results and financial condition.

We could be adversely affected if we are unable to protect our proprietary technology and could be subject to litigation regarding our intellectual property rights, which could cause serious harm to our business

We rely upon a combination of patent, copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. However, we cannot assure that our patents, pending applications for patents that may issue in the future, or other intellectual property will be of sufficient scope and strength to provide meaningful protection to our technology or any commercial advantage to us, or that the patents will not be challenged, invalidated or circumvented. We enter into agreements with our employees and customers that seek to limit and protect the distribution of proprietary information. Despite our efforts to safeguard and maintain our proprietary rights, there can be no assurance that such rights will remain protected or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

We engage off-shore development resources which may not be successful and which may put our intellectual property at risk

In order to optimize our research and development capabilities and to meet development timeframes, we contract with off-shore third-party vendors in India and elsewhere for certain development activities. While our experience to date with these resources has been positive, there are a number of risks associated with off-shore development activities that include, but are not limited to, the following:

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

We may incur significant costs from class action litigation as a result of expected volatility in our common stock

In the past, companies that have experienced market price volatility of their stock have been the targets of securities class action litigation. In August 2001, we were named as a party in one of the so-called laddering securities class action suits relating to the underwriting of our initial public offering. In April 2008, we acquired Optio Software, which is also a party in a laddering securities class action suit. We could incur substantial costs and experience a diversion of our management’s attention and resources in connection with any such litigation, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

There are no material unresolved written comments from the staff of the SEC regarding our periodic or current reports received not less than 180 days before the end of our fiscal year to which this Form 10-K relates.

Item 2.	Properties.

The following table sets forth the location, operating segment(s) and approximate square footage of each of the principal properties used by us during fiscal 2011. Our Portsmouth, New Hampshire facility serves as our corporate headquarters and is used by employees associated with all of our operating segments in addition to our management, administrative, sales and marketing and customer support teams. All properties, except as noted below, are leased under operating leases.

Location	Operating Segment(s)	Approximate Square Feet
North America:
Alpharetta, Georgia	Payments and Transactional Documents	26,000
Great Neck, New York	All operating segments	13,000
Marlton, New Jersey	Outsourced Solutions	4,000
Morrisville, North Carolina	Payments and Transactional Documents	4,000
Portland, Maine	Outsourced Solutions	27,000
Portsmouth, New Hampshire	All operating segments	80,000
Wilton, Connecticut	Outsourced Solutions	12,000

Europe:
Hertford, England	Outsourced Solutions	12,000
London, England	Payments and Transactional Documents and Outsourced Solutions	9,000
Reading, England(1)	Payments and Transactional Documents and Outsourced Solutions	28,000

Asia-Pacific:
Melbourne, Australia	Payments and Transactional Documents and Banking Solutions	4,000
Auckland, New Zealand	Payments and Transactional Documents	2,000

(1)	We own 16,000 square feet in Reading, England currently used as our European headquarters.

Item 3.	Legal Proceedings.

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

In July 2002, we and Optio joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline and denying in part the motion to dismiss as to Optio. In addition, in October 2002, Daniel M. McGurl, Robert A. Eberle, C. Wayne Cape and F. Barron Hughes were dismissed from this case without prejudice. Both Bottomline and Optio authorized the negotiation of a settlement of the pending claims, and the parties negotiated a settlement, which was subject to approval by the court. On August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. On June 25, 2007, the District Court signed an order terminating the settlement. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated focus cases in the District Court. That motion was withdrawn. Neither Bottomline nor Optio’s cases are part of the designated focus case group. On November 13, 2007, the issuer defendants in the designated focus cases filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in these focus cases. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On August 25, 2009, the plaintiffs filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 25, 2009. Various notices of appeal of the Court’s order have been filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, the plaintiffs moved to dismiss with prejudice the appeal filed by one of the two objectors based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record. On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector has standing. On August 25, 2011, the District Court concluded that the remaining objector lacked standing.

We, and our subsidiary Optio, intend to vigorously defend ourselves in these actions. We do not currently believe that the outcome of these proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.

Item 4.	[Removed and Reserved.]

Executive Officers and Other Key Employees of the Registrant

Our executive officers and other key employees and their respective ages as of August 31, 2011, are as follows:

Name	Age	Positions
Robert A. Eberle	50	President, Chief Executive Officer and Director
Kevin M. Donovan	41	Chief Financial Officer and Treasurer
Nigel K. Savory	44	Managing Director, Europe
Richard A. Bell	46	Senior Vice President and General Manager, Financial Process Solutions, North America
Eric A. Campbell	54	Chief Technology Officer
Paul J. Fannon	43	Group Sales Director, Europe
Thomas D. Gaillard	48	Senior Vice President and General Manager, Transactional Services, North America
John J. Mason	41	Chief Information Officer
Andrew J. Mintzer	49	Senior Vice President, Product Strategy and Delivery
Eric K. Morgan	41	Vice President, Global Controller
Christopher W. Peck	46	Managing Director, Transaction Banking

Robert A. Eberle has served as a director since September 2000, as President since August 2004 and as Chief Executive Officer since November 2006.

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

Thomas D. Gaillard has served as Senior Vice President and General Manager, Transactional Services, North America since July 2003.

John J. Mason has served as Chief Information Officer since June 2010. From March 2009 through June 2010, Mr. Mason served as Vice President of Information Technology at Anacomp, Inc. From March 2007 through March 2009, Mr. Mason served as Director of Systems Engineering at Anacomp, Inc. From October 2005 through March 2007, Mr. Mason served as Manager of Systems Engineering R&D at Anacomp, Inc.

Andrew J. Mintzer has served as Senior Vice President, Product Strategy and Delivery since November 2007. From June 2003 through November 2007, Mr. Mintzer served as Vice President of Development.

Eric K. Morgan has served as Controller since September 2000.

Christopher W. Peck has served as Managing Director, Transaction Banking since September 2010. From October 2008 through September 2010, Mr. Peck served as Managing Director, Banking Europe. From July 2003 through October 2008, Mr. Peck served as Managing Director, Group Sales Europe.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Global Select Market under the symbol EPAY. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ Global Select Market.

Period	High	Low
Fiscal 2010
First quarter	$13.34	$8.26
Second quarter	$18.50	$12.07
Third quarter	$18.49	$15.25
Fourth quarter	$19.85	$12.89
Fiscal 2011
First quarter	$15.59	$12.65
Second quarter	$23.10	$14.61
Third quarter	$25.24	$19.65
Fourth quarter	$28.26	$21.36

As of August 31, 2011, there were approximately 461 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on August 31, 2011 was $22.97. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

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

The following table provides information about purchases by us of our common stock during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
April 1, 2011 – April 30, 2011	—	$—	—	$4,401,000
May 1, 2011 – May 31, 2011	—	$—	—	$4,401,000
June 1, 2011 – June 30, 2011	—	$—	—	$4,401,000

Total	—	$—	—	$4,401,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Stock Performance Graph

The stock performance graph below compares the percentage change in cumulative stockholder return on our common stock for the period from June 30, 2006 through June 30, 2011, with the cumulative total return on The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index.

This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on June 30, 2006), The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index on June 30, 2006, and assumes dividends, if any, are reinvested.

The stock price performance shown on the following graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Bottomline Technologies, the NASDAQ Composite Index

and the NASDAQ Computer & Data Processing Index

	6/06	6/07	6/08	6/09	6/10	6/11
Bottomline Technologies	100.00	151.72	119.53	110.69	160.07	303.56
NASDAQ Composite	100.00	122.33	108.31	86.75	100.42	132.75
NASDAQ Computer & Data Processing	100.00	124.50	117.65	101.50	107.89	144.96

The information included under the heading Stock Performance Graph in Item 5 of this Annual Report on Form 10-K is furnished and not filed and shall not be deemed to be soliciting material or subject to Regulation 14A, shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.	Selected Financial Data.

You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Software licenses	$16,547	$13,607	$13,309	$13,949	$14,102
Subscriptions and transactions	55,133	41,421	31,196	29,693	26,767
Service and maintenance	108,930	94,379	84,220	74,446	63,887
Equipment and supplies	8,771	8,583	9,289	13,153	13,579

Total revenues	189,381	157,990	138,014	131,241	118,335
Cost of revenues:
Software licenses	1,352	1,082	821	880	744
Subscriptions and transactions	29,935	20,552	15,272	16,110	12,344
Service and maintenance	47,975	40,772	37,873	32,868	29,803
Equipment and supplies	6,880	6,515	6,875	9,551	10,168

Total cost of revenues	86,142	68,921	60,841	59,409	53,059

Gross profit	103,239	89,069	77,173	71,832	65,276
Operating expenses:
Sales and marketing	39,345	34,013	32,517	31,739	31,654
Product development and engineering	21,862	18,858	20,096	17,376	16,069
General and administrative	19,502	16,383	20,915	19,197	19,320
Amortization of intangible assets	12,662	13,214	15,563	11,399	9,324

Total operating expenses	93,371	82,468	89,091	79,711	76,367

Income (loss) from operations	9,868	6,601	(11,918)	(7,879)	(11,091)
Other income (expense), net	558	(93)	443	3,082	3,177

Income (loss) before income taxes	10,426	6,508	(11,475)	(4,797)	(7,914)
Income tax (benefit) provision	(25,467)	2,554	813	464	(884)

Net income (loss)	$35,893	$3,954	$(12,288)	$(5,261)	$(7,030)

Basic net income (loss) per common share	$1.13	$0.15	$(0.51)	$(0.22)	$(0.30)
Diluted net income (loss) per common share	$1.07	$0.15	$(0.51)	$(0.22)	$(0.30)

Shares used in computing basic net income (loss) per share	31,660	25,552	24,044	23,825	23,539

Shares used in computing diluted net income (loss) per share	33,453	26,696	24,044	23,825	23,539

Non-GAAP presentation:
Income (loss) before provision for income taxes	$10,426	$6,508	$(11,475)	$(4,797)	$(7,914)
Amortization of intangible assets	12,662	13,214	15,563	11,399	9,324
Stock compensation expense	11,467	8,956	9,498	8,803	7,945
Acquisition-related expenses	1,677	585	581	269	—
Restructuring charges	1,111	(52)	1,548	—	—
Income tax benefit (provision)	25,467	(2,554)	(813)	(464)	884
Release of US tax valuation allowance	(27,394)	—	—	—	—

Non-GAAP net income	$35,416	$26,657	$14,902	$15,210	$10,239

The non-GAAP presentation above consists of a reconciliation of our net income or loss before income taxes to a measure of non-GAAP net income or loss. We present this supplemental information in the form of non-GAAP financial measures, which excludes certain items—specifically amortization of intangible assets, stock compensation expense, acquisition-related expenses, restructuring charges, impairment losses on equity investments and the release of our US tax valuation allowance. We believe that this supplemental, non-GAAP presentation is useful to investors because it allows for an evaluation of Bottomline with a focus on the performance of our core operations. Our executive management team, including our chief operating decision maker, uses this same non-GAAP measure internally to assess the on-going performance of Bottomline. Additionally, we use the same information for planning purposes, including the preparation of our operating budgets, and in communications with our board of directors in respect of our financial performance.

Since the presentation above is not a GAAP measurement of financial performance there are material limitations to its usefulness on a stand alone basis, including the lack of comparability of this presentation to the GAAP financial results of other companies. Accordingly the non-GAAP information should not be used in isolation from, or as a substitute for, our GAAP results.

	Fiscal Year Ended June 30,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$111,953	$122,758	$50,255	$35,316	$38,997
Marketable securities	64	51	48	57	26,876
Working capital	100,673	104,705	30,678	19,803	55,321
Total assets	363,334	269,382	183,151	198,766	189,794
Long-term debt (capital leases)	96	20	125	237	37
Total stockholders’ equity	285,674	210,391	120,549	138,265	140,436

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Selected Consolidated Financial Data and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words may, will, should, could, expects, plans, intends, anticipates, believes, estimates, predicts, potential and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and elsewhere in this Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

In the management discussion that follows we have highlighted those changes and operating factors that were the primary factors affecting period to period fluctuations. The remainder of the change in period to period fluctuations from that which is specifically discussed is arising from various individually insignificant items.

Overview

We provide collaborative payment, invoice and document management solutions to corporations, insurance companies, healthcare organizations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, document management, reporting and document archive. We offer hosted or SaaS solutions, as well as software designed to run on-site at the customer’s location. A growing portion of our offerings are being sold as SaaS-based and paid for on a subscriptions and transactions basis. Historically, however, our software has been sold predominantly on a perpetual license basis.

Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. We offer SaaS-based legal spend management solutions that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. We also offer a SaaS-based offering that facilitates the exchange of electronic payments and invoices between buyers and their suppliers. Our offerings also include software solutions that banks use to provide Web-based payment and reporting capabilities to their corporate customers. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents.

Our solutions complement, leverage and extend our customers’ existing information systems, accounting applications and banking relationships and can be deployed quickly and efficiently. To help our customers receive the maximum value from our products and meet their specific business requirements, we also provide professional services for installation, training, consulting and product enhancement.

During the year ended June 30, 2011, we acquired SMA Financial Ltd. (SMA), Direct Debit Limited (DDL) and LAS Holdings, Inc., a Delaware corporation doing business as Allegient Systems, Inc. (Allegient) and we acquired substantially all of the assets and assumed certain liabilities of Business Information Technology Group (BITG).

•

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

•

DDL is a London-based provider of payments automation software for direct debits and receivables management for corporations, banks, financial institutions and government organizations. The addition of DDL extends our global payment capabilities and expands our transaction banking portfolio.

•

Allegient is a provider of advanced capabilities for legal e-billing, bill review and analytics. Allegient’s proprietary SaaS platform and value-added turnkey solutions complements and extends our Legal eXchange portfolio, offering the combined customer base of more than 100 leading insurers enhanced capabilities to effectively manage their legal expenses.

•	BITG is a Bottomline software distributor and channel partner focused on the corporate market with locations in both Australia and New Zealand.

For fiscal year 2011, our revenue increased to $189.4 million from $158.0 million in the prior year. This revenue increase was primarily attributable to revenue increases in our Banking Solutions segment ($17.1 million) and our Outsourced Solutions segment ($10.1 million). The Banking Solutions segment revenue increase was driven by large ongoing banking projects. Revenue contributions from our Allegient and SMA acquisitions and our Paymode-X solution accounted for the majority of the revenue increase in the Outsourced Solutions segment. The increased revenue includes the favorable effect of foreign exchange rates of $0.5 million associated with the British Pound Sterling and the Australian Dollar, both of which appreciated against the US Dollar when compared to the prior fiscal year.

We had net income of $35.9 million in the fiscal year ended June 30, 2011 compared to $4.0 million in the prior year. Our fiscal 2011 net income includes the impact of a $27.4 million release of a tax valuation allowance against certain of our US based deferred tax assets. The increase in net income was also due to an increase in gross margins of $14.2 million offset, in part, by an increase in operating expenses of $10.9 million. The increased gross margin was driven primarily by our increased revenue across all segments. The increases in our operating expense categories were due primarily to increased employee related costs as we continued to grow our business, the impact of restructuring charges arising from severance related benefits of $1.1 million as we realigned our workforce and the workforce of our recently acquired companies and due to the operating impact of the four acquisitions, described above, completed during the fiscal year.

In fiscal year 2011, we derived approximately 37% of our revenue from customers located outside of North America, principally in Europe and the Asia-Pacific region. We expect future revenue growth to be driven by our legal spend management solutions, our WebSeries products, by new and existing bank and financial institution customers in both North America and international markets, our Paymode-X solution, our SWIFT Access Service products and from increased sales of our payments and transactional documents products.

While we continue to grow our business, the overall economic environment remains challenging. While we have not experienced any significant decline in our expected volume of customer orders we have observed, in some cases, closing new business has taken somewhat longer and, in some cases, customer buying decisions have been postponed. Our customers operate in many different industries; a diversification that we believe helps us in this economic climate. Additionally, we believe that our recurring and subscription revenue base helps position us defensively against any short term economic downturn. While we believe that we continue to compete favorably in all of the markets we serve, ongoing or worsening economic stresses could impact our business more significantly in the future.

Revenue Sources

Our revenues are derived from multiple sources and are reported under the following classifications:

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

•

Subscriptions and Transactions Fees. We derive subscriptions and transactions fees from a number of sources, principally our SaaS offerings such as our legal spend management and Paymode-X solutions. Subscription revenues are typically recognized on a ratable basis over the subscription period. Transaction revenues are typically recorded at the time transactions are processed. Some of our SaaS products require customers to pay non-refundable set up or installation fees. In these cases, since the up-front fees do not represent a separate revenue earnings process, these fees are deferred and recognized as revenue over the estimated life of the customer relationship, which is generally five years. A significant part of our focus remains on growing the revenue contribution from our SaaS offerings and subscriptions and transactions based revenue streams.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. These critical accounting policies and estimates relate to stock-based compensation, revenue recognition, the valuation of goodwill and intangible assets, and the valuation of acquired deferred revenue. These critical policies and our procedures related to these policies are discussed below. In addition, refer to Note 2 to the accompanying consolidated financial statements for a discussion of all of our significant accounting policies.

Stock Based Compensation

We recognize expense for the estimated fair value of all share-based payments issued to employees. For the fiscal years ended June 30, 2011, 2010 and 2009, we recorded approximately $11.5 million, $9.0 million, and $9.5 million of expense associated with share-based payments, respectively. The substantial majority of this expense is related to awards of restricted stock and stock options.

Restricted stock awards are valued based on the closing price of our common stock on the date of grant; however, the valuation of employee stock options is a more subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, we use a Black-Scholes option pricing model to derive an estimated fair value. The Black-Scholes pricing model requires the consideration of the following variables for purposes of estimating fair value:

•	the stock option exercise price,

•	the expected term of the option,

•	the grant date price of our common stock,

•	the expected volatility of our common stock,

•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future), and

•	the risk free interest rate for the expected option term.

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. For purposes of estimating the expected option term, we review and consider our historic option activity, particularly the underlying option holding period (including the holding period inherent in currently vested but unexercised options). We believe that each of these estimates, both expected term and volatility, are reasonable in light of the historical data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time. While there were no stock options granted in fiscal 2011, the 2011 results include the expense impact of stock option awards issued in prior years as those awards continued to vest.

Revenue Recognition

Software Arrangements

We recognize revenue on our software license arrangements when four basic criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectability is deemed probable. We consider a fully executed agreement or a customer purchase order to be persuasive evidence of an arrangement. Delivery is deemed to have occurred upon transfer of the product title to the customer or the completion of services rendered. We consider the arrangement fee to be fixed and determinable if it is not subject to adjustment and if the customer has not been granted extended payment terms. Excluding our long term contract arrangements for which revenue is recorded on a percentage of completion basis, extended payment terms are deemed to be present when any portion of the software license fee is due in excess of 90 days after the date of product delivery. In arrangements that contain extended payment terms, software revenue is recorded as customer payments become contractually due, assuming all other revenue recognition criteria have been met. We consider the arrangement fee to be probable of collection if our internal credit analysis indicates that the customer will be able to pay contractual amounts as they become due.

Our software arrangements may contain multiple revenue elements, such as software licenses, professional services, hardware and post-contract customer support. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met which, excluding post-contract customer support, is typically upon delivery or completion of professional services. Revenue for post-contract customer support agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor specific objective evidence (VSOE). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. We do not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license according to the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is deferred and recognized upon delivery of that element. Any remaining arrangement fee is then allocated to the software license. This has the effect of allocating any sales discount inherent in the arrangement to the software license fee.

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

Non-Software Arrangements

For arrangements governed by general revenue recognition literature, such as with our hosted or SaaS offerings or equipment and supplies only sales, we recognize revenue when four basic criteria are met. These criteria are similar to those governing software transactions: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectability is reasonably assured. For our SaaS offerings, revenue is generally recognized on a subscription or transaction basis over the period of performance.

For arrangements consisting of multiple elements, revenue is allocated to each element based on a selling price hierarchy. The selling price of each element is based on VSOE if available, third-party evidence (TPE) if

VSOE is not available or estimated selling price (ESP) if neither VSOE nor TPE are available. The residual method of allocation in a non-software arrangement is not permitted and, instead, arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable based on the relative proportion of each deliverable’s selling price to the total arrangement fee. We are typically unable to establish TPE, which is based on the selling price charged by unrelated third-party vendors for similar deliverables when they are sold separately, as we are generally unable to obtain sufficient information on actual vendor selling prices to substantiate TPE. The objective of ESP is to estimate the price at which we would transact if the deliverable were sold separately rather than as part of a multiple element arrangement. Our determination of ESP considers several factors including actual selling prices for similar transactions, gross margin expectations and ongoing pricing strategy. We formally analyze our ESP determinations on at least an annual basis.

Goodwill and Intangible Assets

Acquired goodwill and intangible assets are initially recorded at fair value and measured periodically for impairment. We performed an annual impairment test of the carrying value of our goodwill for fiscal 2011 during our fourth quarter; this is consistent with the historic timing of our annual goodwill impairment review. Based on this review, we concluded that there was no goodwill impairment. Our analysis was performed at the reporting unit level, which requires an estimate of the fair value of each reporting unit. Based on the results of this review we concluded that none of our reporting units were impaired. However, there can be no assurance that there will not be impairment charges in subsequent periods as a result of our future impairment reviews. To the extent that future impairment charges occurred it would likely have a material impact on our financial results. At June 30, 2011, the carrying value of goodwill for all of our reporting units was approximately $98.5 million.

In addition to our annual goodwill impairment review we also perform periodic reviews of the carrying value of our other intangible assets. These intangible assets consist primarily of acquired core technology and acquired customer related assets. In evaluating potential impairment of these assets we specifically consider whether any indicators of impairment are present, including:

•	whether there has been a significant adverse change in the business climate that affects the value of an asset;

•	whether there has been a significant change in the extent or manner in which an asset is used; and

•	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At June 30, 2011, the carrying value of our intangible assets, excluding goodwill, was approximately $74.5 million. As a result of our fiscal 2011 impairment review we concluded that none of these assets were impaired.

Valuation of Acquired Intangible Assets and Acquired Deferred Revenue

In connection with our acquisitions we have recorded intangible assets relating principally to acquired technology and customer related assets. The valuation process used to calculate the values assigned to these acquired intangible assets is complex and involves significant estimation relative to our financial projections. The principal component of the valuation process is the determination of discounted future cash flows, and there are a number of variables that we consider for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process generally utilize at least a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

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

Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial Accounting Standards Board issued authoritative guidance on two issues related to revenue recognition: Revenue Arrangements with Multiple Deliverables and Certain Revenue Arrangements that Include Software Elements. We adopted each of these standards, which are discussed in more detail below, on July 1, 2010. Neither standard had a material impact on our consolidated financial statements for the year ended June 30, 2011.

Revenue Arrangements with Multiple Deliverables provides for two significant changes to existing multiple-element revenue recognition guidance. The first change relates to the determination of when individual deliverables within an arrangement should be treated as separate units of accounting. Broadly, a deliverable should be treated as a separate unit of accounting when it has value to the customer on a standalone basis and when delivery or performance of any undelivered items is considered to be probable and substantially within the control of the vendor. The second change relates to the manner in which arrangement consideration should be allocated to any separately identified deliverables and requires that the allocation of revenue among deliverables be based on VSOE or TPE of selling price and, to the extent that neither of these levels of evidence exist, that the allocation be based on the vendor’s best estimate of selling price for each deliverable. Use of the residual method of allocating revenue to arrangement deliverables is specifically prohibited unless the transaction is governed by software revenue recognition literature. Financial statement disclosure requirements have also been expanded.

Certain Revenue Arrangements that Include Software Elements focuses on redefining which revenue arrangements are within the scope of software revenue recognition literature and which are not. The issue provides guidance on determining whether tangible products containing non-software and software elements are governed by software revenue recognition literature and narrows the definition of what constitutes a software transaction. In particular, non-software components of products that include software, software products bundled with tangible products where the non-software and software components function together to deliver the product’s essential functionality, and undelivered elements related to non-software components are, as a result of this issue, outside the scope of software revenue recognition rules. The issue also provides guidance on allocating revenue between non-software and software elements.

Results of Operations

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010

Segment Information

We have aggregated similar operating segments into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The following table represents our revenues and profits by segment:

	Fiscal Year Ended June 30,		Increase Between Periods 2011 Compared to 2010
	2011	2010
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$97,624	$93,449	$4,175	4.5
Banking Solutions	50,211	33,129	17,082	51.6
Outsourced Solutions	41,546	31,412	10,134	32.3

	$189,381	$157,990	$31,391	19.9

Segment measure of profit:
Payments and Transactional Documents	$22,212	$21,766	$446	2.0
Banking Solutions	10,261	4,508	5,753	127.6
Outsourced Solutions	4,312	3,030	1,282	42.3

Total measure of segment profit	$36,785	$29,304	$7,481	25.5

A reconciliation of the measure of segment profit to our GAAP income for 2011 and 2010, before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2011	2010
	(in thousands)
Segment measure of profit	$36,785	$29,304
Less:
Amortization of intangible assets	(12,662)	(13,214)
Stock compensation expense	(11,467)	(8,956)
Acquisition related expenses	(1,677)	(585)
Restructuring expenses	(1,111)	52
Add:
Other income (expense), net	558	(93)

Income before income taxes	$10,426	$6,508

Payments and Transactional Documents. The revenue increase for the fiscal year ended June 30, 2011 compared to the prior fiscal year was primarily attributable to increases in software licenses revenue of $2.2 million and increases in subscriptions and transactions revenue of $1.9 million. These increases were both primarily attributable to increased European revenue in our payment and document automation products. The revenue increase includes a favorable effect of foreign exchange rates of approximately $0.5 million associated with the British Pound Sterling and the Australian Dollar, both of which appreciated against the US Dollar when compared to the prior fiscal year. The segment profit increase of $0.4 million for the fiscal year ended June 30, 2011 compared to the prior fiscal year was primarily attributable to increased software license and subscriptions and transactions gross margins in our European payment and document automation products. The increased gross margin was offset by increased operating expenses primarily related to increased sales and marketing costs in the US and Europe largely associated with our 2011 business acquisitions. We expect revenue and profit for the Payments and Transactional Documents segment to increase in fiscal year 2012 as a result of increased sales of our payment and document automation solutions and expansion of gross margins.

Banking Solutions. The revenue increase in our Banking Solutions segment for the fiscal year ended June 30, 2011 compared to the prior fiscal year was primarily due to an increase of $13.7 million in professional services revenue associated with several large ongoing banking projects. In addition, subscriptions and transactions revenue increased $3.0 million and software license revenue increased $0.5 million in this segment. The segment profit increase of $5.8 million for the fiscal year ended June 30, 2011 compared to the prior fiscal year was primarily attributable to increased gross margins due to the revenue increase, partially offset by increased operating expenses attributable to increased headcount related expenses associated with increased product development initiatives. We expect revenue and profit for the Banking Solutions segment to increase in fiscal year 2012 as a result of the contribution of revenue from ongoing projects and from additional purchases from new and existing bank and financial institution customers.

Outsourced Solutions. The revenue increase in our Outsourced Solutions segment for the fiscal year ended June 30, 2011 compared to the prior fiscal year was due to the revenue contributions from our Paymode-X solution, our SWIFT Access Service products and our legal spend management solutions. The SWIFT Access Service product revenue relates to our acquisition of SMA in October 2010 and the legal spend management solutions revenue increase was driven by our acquisition of Allegient in April 2011. The segment profit increased $1.3 million for the fiscal year ended June 30, 2011 compared to the prior fiscal year due primarily to improved subscriptions and transactions gross margins. The gross margin improvements were partially offset by increased operating expenses primarily associated with increased sales and marketing headcount related expenses as we promoted our newer products. We expect revenue and profit for the Outsourced Solutions segment to increase in fiscal year 2012 as a result of increased revenue from our Paymode-X solution, our legal spend management solutions and from our SWIFT Access Service products.

Revenues by Category

	Fiscal Year Ended June 30,		Increase Between Periods
	2011	2010	2011 Compared to 2010
	(in thousands)%
Revenues:
Software licenses	$16,547	$13,607	$2,940	21.6
Subscriptions and transactions	55,133	41,421	13,712	33.1
Service and maintenance	108,930	94,379	14,551	15.4
Equipment and supplies	8,771	8,583	188	2.2

Total revenues	$189,381	$157,990	$31,391	19.9

Software Licenses. The increase in software license revenues was due to an increase of $2.2 million in our Payments and Transactional Documents segment of which $1.4 million was driven by our European operations, $0.5 million from our Banking Solutions segment and $0.3 million from our Outsourced Solutions segment. We expect software license revenues to increase in fiscal year 2012, principally as a result of increased software license revenue from our Banking Solutions segment and our domestic and international Payments and Transactional Documents products.

Subscriptions and Transactions. The increase in subscriptions and transactions revenues was due principally to the revenue contribution from our Paymode-X and legal spend management solutions and from our SMA and DDL acquisitions. The legal spend management revenue increase was driven by our acquisition of Allegient. We expect subscriptions and transactions revenues to increase in fiscal year 2012 primarily as a result of the revenue contribution from PayMode-X, our legal spend management solutions and a full year impact of our SMA and DDL acquisitions.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues of $13.7 million associated with several large ongoing banking projects and $1.7 million related to service and maintenance revenue from our SMA acquisition. We expect that service and maintenance revenues will increase in fiscal year 2012 as a result of new and existing projects within our Banking Solutions segment.

Equipment and Supplies. The slight increase in equipment and supplies revenues was principally due to an increase of $0.4 million driven by our North American operations, offset in part by decreased revenue from our European operations. We expect that equipment and supplies revenues will remain relatively consistent in fiscal year 2012.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase Between Periods
	2011	2010	2011 Compared to 2010
	(in thousands)%
Cost of revenues:
Software licenses	$1,352	$1,082	$270	25.0
Subscriptions and transactions	29,935	20,552	9,383	45.7
Service and maintenance	47,975	40,772	7,203	17.7
Equipment and supplies	6,880	6,515	365	5.6

Total cost of revenues	$86,142	$68,921	$17,221	25.0

Gross profit	$103,239	$89,069	$14,170	15.9

Software Licenses. Software license costs remained consistent at 8% of software license revenues for the fiscal year ended June 30, 2011 as compared to the prior fiscal year. The increase in costs in dollar terms was due principally to additional costs associated with third-party software that we sell alongside our solutions. We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, in fiscal year 2012.

Subscriptions and Transactions. Subscriptions and transactions costs increased to 54% of subscriptions and transactions revenues for the fiscal year ended June 30, 2011 as compared to 50% of subscriptions and transactions revenues in the fiscal year ended June 30, 2010. The increase in subscriptions and transactions costs as a percentage of revenue was due principally to the costs associated with our Outsourced Solutions segment related to our SMA acquisition and Paymode-X solutions. We expect that subscriptions and transactions costs will decline slightly as a percentage of subscriptions and transactions revenue in fiscal year 2012.

Service and Maintenance. Service and maintenance costs remained relatively consistent at 44% of service and maintenance revenues for the fiscal year ended June 30, 2011 as compared to 43% for the prior fiscal year. The increase in service and maintenance costs was a result of increased professional services costs in our Banking Solutions segment related to large ongoing projects. We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, in fiscal year 2012.

Equipment and Supplies. Equipment and supplies costs increased slightly to 78% of equipment and supplies revenues for the fiscal year ended June 30, 2011 as compared to 76% of equipment and supplies revenues for the prior fiscal year. The increase in costs as a percentage of revenue was due to a higher mix of lower margin transactions. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues in fiscal year 2012.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2011	2010	2011 Compared to 2010
	(in thousands)%
Operating expenses:
Sales and marketing	$39,345	$34,013	$5,332	15.7
Product development and engineering	21,862	18,858	3,004	15.9
General and administrative	19,502	16,383	3,119	19.0
Amortization of intangible assets	12,662	13,214	(552)	(4.2)

Total operating expenses	$93,371	$82,468	$10,903	13.2

Sales and Marketing. Sales and marketing expenses increased $5.3 million in the fiscal year ended June 30, 2011 as compared to the fiscal year ended June 30, 2010 principally due to an increase in headcount related costs of $4.4 million due to the impact of our recent acquisitions. In addition, we recognized approximately $0.4 million of sales and marketing related restructuring expense during fiscal 2011. We expect sales and marketing expenses will increase in fiscal year 2012 as we continue to focus on our marketing initiatives to support both new and existing products.

Product Development and Engineering. The increase in product development and engineering expenses of $3.0 million in the fiscal year ended June 30, 2011 as compared to the fiscal year ended June 30, 2010 was primarily attributable to increased employee related costs of $1.9 million and increased costs associated with contract employees of $2.0 million driven primarily by development and enhancement initiatives in our Banking Solutions segment. This increase was offset in part by a decrease in professional services expense of $0.3 million, principally in our Outsourced Solutions segment. We expect product development and engineering expenses will increase in fiscal year 2012 as we continue to invest in solutions that can drive future revenue growth such as our Paymode-X, legal spend management and transaction banking offerings.

General and Administrative. The increase in general and administrative expenses of $3.1 million in the fiscal year ended June 30, 2011 as compared to the fiscal year ended June 30, 2010 was principally attributable to an increase in acquisition related costs of $1.1 million and an increase in employee related costs of $1.1 million, partially attributable to our recent acquisitions. In addition, we recognized approximately $0.3 million of general and administrative related restructuring expense during fiscal 2011. We expect general and administrative expenses will remain relatively consistent as a percentage of revenue in fiscal year 2012.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense for the fiscal year ended

June 30, 2011 as compared to the prior fiscal year occurred as expense from intangible assets arising in prior acquisitions decreased as those assets aged, offset in part by an increase in amortization expense from intangible assets associated with more recent acquisitions, including SMA, DDL, BITG and Allegient. We expect that total amortization expense for fiscal 2012 will be approximately $14.0 million.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2011	2010	2011 Compared to 2010
	(in thousands)%
Interest income	$437	$246	$191	77.6
Interest expense	(79)	(74)	(5)	(6.8)
Other income (expense), net	200	(265)	465	175.5

Other income (expense), net	$558	$(93)	$651	700.0

Other Income (Expense), Net. For the fiscal year ended June 30, 2011 as compared to the prior fiscal year, interest income increased as a result of a full year of increased cash balances as compared to the prior fiscal year. Interest expense remained insignificant in 2011. Other income in fiscal 2011 arose from realized foreign exchange gains associated with both the British Pound Sterling and the European Euro, as compared to certain foreign exchange transaction losses in 2010. We expect that the individual components of other income and expense will continue to represent insignificant components of our overall operations in fiscal 2012.

Provision for Income Taxes

We recorded a net income tax benefit of $25.5 million for the fiscal year ended June 30, 2011 compared to net income tax expense of $2.6 million for the fiscal year ended June 30, 2010. The net income tax benefit for fiscal year 2011 includes the impact of a $28.3 million benefit arising from the release of a portion of our US and UK valuation allowances that had been recorded against our deferred tax assets. The tax benefit arising from the release of our US and UK valuation allowance was $27.4 million and $0.9 million, respectively. The ability to release a portion of our US and UK valuation allowances was attributable to continued profitability in our US and UK operations, which we expect to continue, including the attainment of three years of cumulative profitability on a pre-tax basis during fiscal year 2011. The net tax benefit for fiscal 2011 also included income tax expense associated with our UK and Australian operations, US tax expense associated with goodwill that is deductible for tax purposes but not amortized for financial reporting purposes, US state tax expense and an income tax benefit relating to a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations. Tax expense for the year ended June 30, 2010 was due principally to income tax expense associated with our UK and Australian operations, alternative minimum tax arising from the utilization of net operating losses in the US and tax expense associated with goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

Segment Information

The following table represents our revenues and profits by segment:

	Fiscal Year Ended June 30,		Increase Between Periods 2010 Compared to 2009
	2010	2009
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$93,449	$90,786	$2,663	2.9
Banking Solutions	33,129	22,936	10,193	44.4
Outsourced Solutions	31,412	24,292	7,120	29.3

	$157,990	$138,014	$19,976	14.5

Segment measure of profit (loss):
Payments and Transactional Documents	$21,766	$14,662	$7,104	48.5
Banking Solutions	4,508	(1,739)	6,247	359.2
Outsourced Solutions	3,030	2,349	681	29.0

Total measure of segment profit	$29,304	$15,272	$14,032	91.9

A reconciliation of the measure of segment profit to our GAAP income (loss) for 2010 and 2009, before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2010	2009
	(in thousands)
Segment measure of profit	$29,304	$15,272
Less:
Amortization of intangible assets	(13,214)	(15,563)
Stock compensation expense	(8,956)	(9,498)
Acquisition related expenses	(585)	(581)
Restructuring expenses	52	(1,548)
Add:
Other income (expense), net	(93)	443

Income (loss) before income taxes	$6,508	$(11,475)

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

Subscriptions and Transactions. The increase in subscriptions and transactions revenues was due principally to the revenue contribution from Paymode-X and revenue contribution of $2.9 million associated with a subscription based revenue arrangement commencing during 2010.

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

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease of $0.6 million in our European equipment and supplies sales, offset in part by increased equipment sales.

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

Subscriptions and Transactions. Subscriptions and transactions costs remained relatively consistent at 50% of subscriptions and transactions revenues for the fiscal year ended June 30, 2010 as compared to 49% of subscriptions and transactions revenues in the fiscal year ended June 30, 2009. The increase in subscriptions and transactions costs in dollar terms was due principally to the costs associated with our Paymode-X solution.

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

Product Development and Engineering. The decrease in product development and engineering expenses was primarily attributable to a reduction in the use of development resources in our Payments and Transactional Documents and Banking Solutions segments of $2.2 million and $0.6 million, respectively. These decreases were offset by an increase in the use of development resources associated with Paymode-X in the amount of $1.3 million.

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

Amortization of Intangible Assets. The decrease in amortization expense for the fiscal year ended June 30, 2010 as compared to the prior fiscal year occurred as expense from intangible assets arising in prior acquisitions decreased as those assets aged, offset in part by an increase in amortization expense from intangible assets arising from our fiscal 2010 acquisitions.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2010	2009	2010 Compared to 2009
	(in thousands)%
Interest income	$246	$635	$(389)	(61.3)
Interest expense	(74)	(106)	32	30.2
Other income (expense), net	(265)	(86)	(179)	(208.1)

Other income (expense), net	$(93)	$443	$(536)	(121.0)

Interest income decreased as a result of declining marketplace yields associated with our cash and short-term investment accounts. Interest expense remained insignificant in 2010. Other expense, net increased principally as a result of certain foreign exchange transaction losses.

Provision for Income Taxes

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

Liquidity and Capital Resources

During the year ended June 30, 2011, we completed four business acquisitions using cash (net of cash acquired) of $59.7 million.

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock. We have generated positive operating cash flows in each of our last ten completed fiscal years. Other than for insignificant amounts due under capital lease obligations, we have no long-term debt. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future.

We also may receive investments from, and make investments in, customers or other companies. However, any such transactions would require the approval of our board of directors, and in some cases, stockholders and potentially bank or regulatory approval.

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the year ended June 30, 2011 and 2010 are summarized in the tables below:

	June, 30,	June 30,
	2011	2010
	(in thousands)
Cash, cash equivalents and marketable securities	$112,017	$122,809
Long-term debt (capital leases)	$96	$20

	Fiscal Year Ended June 30,
	2011	2010
	(in thousands)
Cash provided by operating activities	$30,501	$26,514
Cash used in investing activities	(64,410)	(22,435)
Cash provided by financing activities	20,030	70,855
Effect of exchange rates	3,074	(2,431)

Cash, cash equivalents and marketable securities. At June 30, 2011 our cash and cash equivalents consisted primarily of cash deposits held at major banks and money market funds. The $10.8 million decrease in cash, cash equivalents and marketable securities at June 30, 2011 from June 30, 2010 was primarily due to cash used to fund acquisitions of $59.7 million, net of cash acquired, for the year ended June 30, 2011 which was offset in part by cash generated by operations of $30.5 million, cash generated from the exercise of stock options and the sale of our common stock of $19.5 million and the favorable effect of exchange rates on cash of $3.1 million.

Cash, cash equivalents and marketable securities included $26.3 million held by our foreign subsidiaries as of June 30, 2011 that were denominated in currencies other than US Dollars. Accordingly, increases in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar favorably affected our overall cash balances by approximately $3.1 million in the fiscal year ended June 30, 2011. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net income or loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $4.0 million in the fiscal year ended June 30, 2011 versus the prior fiscal year. This improvement was due to our net income of $35.9 million in the fiscal year ended June 30, 2011 versus net income of $4.0 million in the prior fiscal year. The improvement in our net income in fiscal 2011 was offset in part by the non-cash impact of deferred income taxes of $28.1 million, due primarily to our release of a US deferred tax valuation allowance of $27.4 million, and an increase in cash used in accounts receivable of $5.9 million when compared to the prior year.

At June 30, 2011, a portion of the deferred tax assets associated with our US and European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

At June 30, 2011, we had US net operating loss carryforwards of $56.2 million, which expire at various times through the year 2031 and European net operating loss carryforwards of $10.1 million, which have no statutory expiration date. We also currently have approximately $2.5 million of research and development tax credit carryforwards available which expire at various points through year 2031. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities. The increase in net cash used in investing activities for the fiscal year ended June 30, 2011 versus the prior fiscal year was primarily due to the $59.7 million in cash used to fund acquisitions occurring in the current fiscal year as compared to the $18.1 million of cash used during the prior fiscal year. The cash used to fund acquisitions during fiscal 2011 and 2010 was as follows:

2011 Acquisition Activity

•	On October 26, 2010, we acquired SMA for a cash payment of $6.0 million (net of cash acquired).

•

On February 14, 2011, we acquired DDL for a cash payment of $7.7 million (net of cash acquired) and 133,915 shares of our common stock which was valued at approximately $2.9 million as of the acquisition date.

•	On February 15, 2011, we acquired substantially all of the assets and assumed certain liabilities of BITG for a cash payment of approximately $0.9 million.

•	On April 1, 2011, we acquired Allegient for a cash payment of $45.1 million (net of cash acquired).

2010 Acquisition Activity

•

On September 14, 2009, we completed the purchase of substantially all of the assets and related operations of PayMode from Bank of America for a cash payment of $17.0 million and issued the Bank a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $8.50 per share. In July 2011, the Bank exercised the warrant in full and, pursuant to the terms of the warrant, we received $8.5 million in cash.

•

On February 24, 2010, we acquired certain customer contracts associated with Bank of America’s Global Commission Payments business for an initial cash payment of $1.0 million; additional consideration is due to the Bank based on a trailing revenue multiple of the underlying customer. During the year ended June 30, 2011 we recognized, as an increase to the cost of the acquired contracts, additional consideration of $4.4 million. This amount represents our estimate of the additional consideration that will be due to Bank of America based on the ultimate customer migration to Paymode-X. This amount is payable no later than December 31, 2011.

Financing Activities. The decrease in cash inflows from financing activities for the fiscal year ended June 30, 2011 as compared to the prior fiscal year was predominantly due to the impact in fiscal 2010 of our common stock offering, which generated $57.5 million of cash.

Notes Payable and Credit Facilities

In September 2009, we renewed our Loan and Security Agreement with Silicon Valley Bank (the Credit Facility) through September 22, 2011. The Credit Facility, as renewed, provides for aggregate borrowings of up to $0.5 million and requires us to maintain certain financial covenants to the extent there are any outstanding borrowings. Borrowings under the Credit Facility are secured by substantially all of our US-owned assets, bear interest at the bank’s prime rate (4.0% at June 30, 2011) and are due on the expiration date of the Credit Facility. There were no borrowings under the credit facility at June 30, 2011.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2011:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$18,624	$3,762	$7,789	$2,306	$4,767
Capital lease obligations (inclusive of interest)	257	159	98	—	—
Estimated acquisition contingent consideration (see Note 4)	4,400	4,400	—	—	—
Other contractual obligations	1,103	734	369	—	—

Total	$24,384	$9,055	$8,256	$2,306	$4,767

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits, for which cash settlement may be required, in the amount of $0.5 million. These amounts have been excluded because, as of June 30, 2011, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2011 we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our exposure to financial risk, including changes in interest rates, relates primarily to cash and cash equivalents and our short-term investments. These investments bear interest at variable interest rates which are subject to market changes. We have not entered into any interest rate swap agreements or other instruments to minimize our exposure to interest rate fluctuations. We have not had any derivative instruments in the past and do not presently plan to in the future. Our investment portfolio typically consists of demand deposit accounts, money market mutual funds, U.S. Treasury securities, corporate debt securities or debt securities issued by U.S. state agencies and institutions. Based on our current average balances of cash, cash equivalents and marketable securities, a significant change in interest rates could have a material effect on our operating results. Based on our average cash, cash equivalents and investment portfolio and average actual interest rates during the respective annual periods, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $1.3 million, $0.6 million, and $0.4 million for the fiscal years ended 2011, 2010 and 2009, respectively, in our results of operations and cash flows.

Foreign currency exchange rate risk

We have significant operations located in the United Kingdom, where the functional currency is British Pound Sterling. We also have operations in Australia, where the functional currency is the Australian dollar, and in Germany and France, where the functional currency is the European Euro. As a result of acquisitions completed during fiscal 2011 we now have operations in New Zealand and Canada, where the functional currencies are the New Zealand Dollar and the Canadian Dollar, respectively. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future.

Foreign currency translation risk

The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact this would have had on our cash balances as of June 30, 2011 and 2010, as follows:

	Effect of a 10% Increase or Decrease in Exchange Rates
	Cash and cash equivalents
	2011	2010
	(in thousands)
Between US Dollar and:
British Pounds Sterling (+/-)	$2,035	$2,688
European Euro (+/-)	$290	$212
Australian Dollar (+/-)	$274	$284

A 10% increase or decrease in the exchange rate between the New Zealand Dollar and the US Dollar would not have had a significant impact on our cash and cash equivalents at June 30, 2011. A 10% increase or decrease in the exchange rate between the Canadian Dollar and the US Dollar would not have had a significant impact on our cash and cash equivalents at June 30, 2011.

The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact this would have had on our revenue and net income (loss) for the years ended June 30, 2011, 2010 and 2009 as follows:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Revenue			Net income (loss)
	2011	2010	2009	2011	2010	2009
	(in thousands)
Between US Dollar and:
British Pounds Sterling (+/-)	$5,374	$4,691	$4,684	$288	$112	$86
European Euro (+/-)	$388	$379	$398	$63	$224	$37
Australian Dollar (+/-)	$210	$186	$149	$8	$102	$173

A 10% increase or decrease in the average exchange rate between the New Zealand Dollar and the US Dollar would not have had a significant impact on our revenue or net income for the year ended June 30, 2011. A 10% increase or decrease in the average exchange rate between the Canadian Dollar and the US Dollar would not have had a significant impact on our revenue or net income for the year ended June 30, 2011.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See Executive Officers and Other Key Employees of the Registrant in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2011. The information required by this item is incorporated herein by reference to the information contained under the captions Proposal I—Election of Class I Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance of the Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted in the Corporate Governance section of our website, www.bottomline.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the information contained under the captions Executive Compensation, Director Compensation, Compensation Committee Interlocks and Insider Participation, Compensation Committee Report, and Employment and Other Agreements and Potential Payments Upon Termination or Change in Control of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the information contained under the captions Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information contained under the captions Employment and Other Agreements and Potential Payments Upon Termination or Change in Control, Proposal I—Election of Class I Directors, Corporate Governance and Certain Relationships and Related Transactions of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required to be disclosed by this item is incorporated herein by reference to the information contained under the caption Principal Accountant Fees and Services and Pre-Approval Policies and Procedures of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements—see Index to Consolidated Financial Statements	50

(2)	Financial Statement Schedule for the Years Ended June 30, 2011, 2010 and 2009: Schedule II—Valuation and Qualifying Accounts	49

	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)	Exhibits:

	Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference	88

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS

Years Ended June 30, 2011, 2010 and 2009

	Activity
Year Ended	Balance at Beginning of Year	(Charged to Revenue, Costs and Expenses)	Additions and Recoveries (1)	Deductions (2)	Balance at End of Year
	(in thousands)
June 30, 2011	$481	88	69	209	$429
June 30, 2010	$645	7	2	173	$481
June 30, 2009	$1,433	13	103	904	$645

(1)	Additions primarily represent increases to the allowance for doubtful accounts and returns balances as a result of the impact of increases in foreign currency exchange rates.
(2)	Deductions are principally write-offs and reductions to reserves as well as the impact of decreases in foreign currency exchange rates.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 52.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bottomline Technologies (de), Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bottomline Technologies (de), Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and loss, and cash flows for each of the three years in the period ended June 30, 2011 of Bottomline Technologies (de), Inc. and our report dated September 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

September 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and loss, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

September 9, 2011

CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$111,953	$122,758
Marketable securities	64	51
Accounts receivable, net of allowances for doubtful accounts and returns of $429 at June 30, 2011 and $481 at June 30, 2010	41,535	26,019
Inventory, net	365	317
Prepaid expenses and other current assets	14,943	8,593

Total current assets	168,860	157,738
Property, plant and equipment, net	16,098	14,561
Customer related intangible assets, net	57,518	20,766
Core technology intangible assets, net	14,713	8,014
Other intangible assets, net	2,318	2,392
Goodwill	98,524	64,294
Other assets	5,303	1,617

Total assets	$363,334	$269,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,971	$5,857
Accrued expenses	18,706	9,715
Deferred revenue	40,510	37,461

Total current liabilities	68,187	53,033
Deferred revenue, non current	5,438	2,738
Deferred income taxes	2,208	1,432
Other liabilities	1,827	1,788

Total liabilities	77,660	58,991
Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—34,625 at June 30, 2011 and 32,376 at June 30, 2010; outstanding shares—32,744 at June 30, 2011 and 30,325 at June 30, 2010	35	32
Additional paid-in-capital	408,375	375,700
Accumulated other comprehensive loss	(4,524)	(9,358)
Treasury stock: 1,881 at June 30, 2011 and 2,051 shares at June 30, 2010, at cost	(20,779)	(22,657)
Accumulated deficit	(97,433)	(133,326)

Total stockholders’ equity	285,674	210,391

Total liabilities and stockholders’ equity	$363,334	$269,382

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2011	2010	2009
	(in thousands, except per share data)
Revenues:
Software licenses	$16,547	$13,607	$13,309
Subscriptions and transactions	55,133	41,421	31,196
Service and maintenance	108,930	94,379	84,220
Equipment and supplies	8,771	8,583	9,289

Total revenues	189,381	157,990	138,014
Cost of revenues:
Software licenses	1,352	1,082	821
Subscriptions and transactions	29,935	20,552	15,272
Service and maintenance	47,975	40,772	37,873
Equipment and supplies	6,880	6,515	6,875

Total cost of revenues	86,142	68,921	60,841

Gross profit	103,239	89,069	77,173
Operating expenses:
Sales and marketing	39,345	34,013	32,517
Product development and engineering	21,862	18,858	20,096
General and administrative	19,502	16,383	20,915
Amortization of intangible assets	12,662	13,214	15,563

Total operating expenses	93,371	82,468	89,091

Income (loss) from operations	9,868	6,601	(11,918)
Interest income	437	246	635
Interest expense	(79)	(74)	(106)
Other, net	200	(265)	(86)

Other income (expense), net	558	(93)	443

Income (loss) before income taxes	10,426	6,508	(11,475)
Income tax benefit (provision)	(25,467)	2,554	813

Net income (loss)	$35,893	$3,954	$(12,288)

Basic net income (loss) per common share	$1.13	$0.15	$(0.51)

Diluted net income (loss) per common share	$1.07	$0.15	$(0.51)

Shares used in computing basic net income (loss) per common share	31,660	25,552	24,044

Shares used in computing diluted net income (loss) per common share	33,453	26,696	24,044

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME AND LOSS

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balances at June 30, 2008	25,854	$26	1,915	$(22,195)	$277,660	$7,766	$(124,992)	$138,265
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	97	—	(116)	1,304	152	—	—	1,456
Vesting of restricted stock awards	565	1	—	—	—	—	—	1
Stock compensation expense	—	—	—	—	9,498	—	—	9,498
Repurchase of common stock to be held in treasury	—	—	406	(3,469)	—	—	—	(3,469)
Tax deficiency associated with non qualified stock option exercises and forfeitures	—	—	—	—	(228)	—	—	(228)
Net loss	—	—	—	—	—	—	(12,288)	(12,288)
Foreign currency translation adjustment	—	—	—	—	—	(12,686)	—	(12,686)

Comprehensive loss	—	—	—	—	—	—	—	(24,974)

Balances at June 30, 2009	26,516	$27	2,205	$(24,360)	$287,082	$(4,920)	$(137,280)	$120,549
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	1,248	1	(156)	1,726	11,577	—	—	13,304
Issuance of common stock in connection with stock offering, net of offering costs	4,200	4	—	—	57,520	—	—	57,524
Vesting of restricted stock awards	412	—	—	—	—	—	—	—
Issuance of warrants in connection with acquisition	—	—	—	—	10,520	—	—	10,520
Stock compensation expense	—	—	—	—	8,956	—	—	8,956
Repurchase of common stock to be held in treasury	—	—	2	(23)	—	—	—	(23)
Tax benefit associated with non qualified stock option exercises and forfeitures	—	—	—	—	45	—	—	45
Net income	—	—	—	—	—	—	3,954	3,954
Foreign currency translation adjustment	—	—	—	—	—	(4,438)	—	(4,438)

Comprehensive loss	—	—	—	—	—	—	—	(484)

Balances at June 30, 2010	32,376	$32	2,051	$(22,657)	$375,700	$(9,358)	$(133,326)	$210,391
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	1,308	1	(170)	1,878	12,721	—	—	14,600
Issuance of common stock in connection with acquisition	134	—	—	—	2,939	—	—	2,939
Issuance of common stock in connection with stock offering, net of offering costs	354	1	—	—	4,863	—	—	4,864
Vesting of restricted stock awards	453	1	—	—	—	—	—	1
Stock compensation expense	—	—	—	—	11,467	—	—	11,467
Tax benefit associated with non qualified stock option exercises and forfeitures	—	—	—	—	685	—	—	685
Net income	—	—	—	—	—	—	35,893	35,893
Foreign currency translation adjustment	—	—	—	—	—	4,834	—	4,834

Comprehensive income	—	—	—	—	—	—	—	40,727

Balances at June 30, 2011	34,625	$35	1,881	$(20,779)	$408,375	$(4,524)	$(97,433)	$285,674

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2011	2010	2009
	(in thousands)
Operating activities
Net income (loss)	$35,893	$3,954	$(12,288)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	12,662	13,214	15,563
Stock compensation expense	11,467	8,956	9,498
Depreciation and amortization of property, plant and equipment	5,140	4,565	3,914
Deferred income tax (benefit) expense	(28,146)	652	327
Provision for allowances on accounts receivable	88	(105)	(152)
Provision for allowances for obsolescence of inventory	2	35	38
Excess tax benefits associated with stock compensation	(718)	(267)	(15)
Loss on disposal of equipment	26	4	15
(Gain) loss on foreign exchange	(35)	74	(50)
Changes in operating assets and liabilities:
Accounts receivable	(9,735)	(3,826)	3,903
Inventory	(27)	17	16
Prepaid expenses and other current assets	714	(1,659)	(31)
Other assets	1,474	2,254	(3,232)
Accounts payable	1,945	162	(2,284)
Accrued expenses	(2,119)	466	(1,568)
Deferred revenue	2,183	(2,069)	10,722
Other liabilities	(313)	87	168

Net cash provided by operating activities	30,501	26,514	24,544
Investing activities
Acquisition of businesses and assets, net of cash acquired	(59,718)	(18,067)	—
Purchases of available-for-sale securities	(10,982)	—	—
Proceeds from sales of available-for-sale securities	10,982	—	—
Purchases of held-to-maturity securities	(54)	(50)	(53)
Proceeds from sales of held-to-maturity securities	54	50	53
Purchases of property and equipment, net	(4,692)	(4,368)	(3,133)

Net cash used in investing activities	(64,410)	(22,435)	(3,133)
Financing activities
Proceeds from sale of common stock, net	4,864	57,524	—
Proceeds from exercise of stock options and employee stock purchase plan	14,600	13,304	1,456
Repurchase of common stock	—	(23)	(3,469)
Excess tax benefits associated with stock compensation	718	267	15
Capital lease payments	(149)	(110)	(131)
Payment of bank financing fees	(3)	(18)	(30)
Payment of long-term financing obligation	—	(89)	(89)

Net cash provided by (used in) financing activities	20,030	70,855	(2,248)
Effect of exchange rate changes on cash	3,074	(2,431)	(4,224)

Increase (decrease) in cash and cash equivalents	(10,805)	72,503	14,939
Cash and cash equivalents at beginning of year	122,758	50,255	35,316

Cash and cash equivalents at end of year	$111,953	$122,758	$50,255

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$76	$52	$96
Income taxes	$2,323	$1,591	$1,341
Non-cash investing and financing activities:
Issuance of warrants in connection with acquisition of business	$—	$10,520	$—
Issuance of common stock in connection with acquisition of business	$2,939	$—	$—

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 30, 2011, 2010 and 2009

1. Organization and Nature of Business

Bottomline Technologies (de), Inc. is a Delaware corporation that markets and provides electronic payment, invoice and document automation solutions to corporations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, document management, reporting and document archive. Our products and services are sold to customers operating in many different industries throughout the world, but principally in the US, Europe and Asia-Pacific.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition (particularly revenue recognition associated with contracts accounted for on a percentage of completion basis), allowances for doubtful accounts and returns, recoverability of deferred tax assets, determining the fair value associated with acquired intangible assets and acquired deferred revenue, asset impairment and certain of our accrued liabilities. Actual results could differ from those estimates.

Foreign Currency Translation

We have various international subsidiaries in Europe (Bottomline Europe), in the Asia-Pacific region (Bottomline Australia and Bottomline New Zealand) and in Canada (Bottomline Canada), whose functional currencies are either the British Pound Sterling or European Euro (in respect of the European subsidiaries), the Australian or New Zealand Dollar (in respect of the Australian or New Zealand subsidiaries) or the Canadian Dollar (in respect to the Canadian subsidiary). Assets and liabilities of all of our international subsidiaries have been translated into US dollars at year-end exchange rates, and results of operations and cash flows have been translated at the average exchange rates in effect during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses are included in results of operations as incurred, and are not significant to our overall operations.

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2011 our cash equivalents consisted of demand deposit accounts and money market funds.

Marketable Securities

All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. From time to time, our marketable securities may consist of corporate bonds and term deposits at banking institutions. Our held to maturity investments, all of which mature within one year, are recorded at amortized cost and interest income is recognized in earnings when earned. The cost of securities sold is determined based on the specific identification method. At June 30, 2011 and 2010 amortized cost approximated fair value.

The table below presents information regarding our marketable securities by major security type as of June 30, 2011 and 2010.

	June 30, 2011			June 30, 2010
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	64	—	64	51	—	51

Total marketable securities	$64	$—	$64	$51	$—	$51

Other Investments

In April 2010, we made an investment of $0.3 million in a privately-held technology company. This investment is being accounted for at cost, as we do not have the ability to exercise significant influence over the investee, and is reported as a component of our other assets at June 30, 2011. The investment is evaluated periodically for other than temporary impairment; impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. At June 30, 2011, we had concluded that our investment was not impaired.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. We had approximately $102 million of cash, cash equivalents and marketable securities invested primarily with five financial institutions at June 30, 2011. Balances of cash, cash equivalents and marketable securities are typically in excess of any insurance, such as FDIC coverage, that may protect our deposits.

Our accounts receivable are reported in our consolidated balance sheet net of allowances for uncollectible accounts and customer returns. We believe that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising our customer base. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom we have had no prior collections history, and collateral is generally not required. We maintain reserves for potential losses based on customer specific situations as well as our historic experience and such losses, in the aggregate, have not exceeded management’s expectations. There were two customers that individually accounted for more than 10% of our accounts receivable balance at June 30, 2011; there were no customers that accounted for more than 10% of our accounts receivable balance at June 30, 2010. For the fiscal years ended June 30, 2011 and 2010, we had one customer in our Banking Solutions segment that accounted for approximately 10% of our consolidated revenues.

Financial Instruments

The fair value of our financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable and accounts payable, are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at June 30, 2011 and 2010, respectively, due to the short-term nature of the instruments.

Accounts Receivable

Accounts receivable include unbilled receivables of approximately $4.0 million and $1.2 million at June 30, 2011 and 2010, respectively. Unbilled receivables predominantly represent revenues recognized on long-term contracts for which billings have not yet been presented to the customers, based on the contractually stipulated billing requirements.

Inventory

Inventory is stated at the lower of our cost of purchase (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to six years). Software is depreciated on a straight-line basis over the estimated useful lives of the assets (generally one to three years). The building is depreciated on a straight-line basis over the estimated useful life of the asset (fifty years). Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the respective remaining lease term, inclusive of any expected renewal periods. Periodically, based on specific transactions, we may assign a life outside of the general range of useful lives noted if a specific asset’s estimated period of use falls outside of the normal range.

Goodwill and Other Intangible Assets

We initially record goodwill and other intangible assets at their estimated fair values, and review these assets periodically for impairment. In connection with prior business and asset acquisitions, we have recorded goodwill based on the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is tested at least annually for impairment. The historical timing of our annual impairment review is during our fourth quarter.

Our specifically identifiable intangible assets, which consist principally of acquired core technology and customer related intangible assets, are reported net of accumulated amortization. These intangible assets are being amortized over their estimated useful lives at amortization rates that are proportional to each asset’s estimated economic benefit. We review annually the carrying value of these intangible assets, or more frequently if indicators of impairment are present.

In performing our review of the recoverability of goodwill and other intangible assets we consider several factors, including whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset. We also consider whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life. In the case of goodwill, we must estimate the fair value of the reporting unit to which the goodwill is assigned. If, as a result of examining any of these factors, we conclude that the carrying value of goodwill or other intangible assets exceeds its estimated fair value, we will recognize an impairment charge and reduce the carrying value of the asset to its estimated fair value.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $0.7 million, $1.2 million, and $1.2 million for the years ended June 30, 2011, 2010 and 2009, respectively.

Shipping and Handling Costs

We expense all shipping, handling and delivery costs in the period incurred, generally as a component of equipment and supplies cost of revenues.

Commissions Expense

We record commissions as a component of sales and marketing expense when earned by the respective salesperson. Excluding software licenses within our Banking Solutions segment, for which commissions are earned as revenue is recorded over the period of project performance, substantially all software commissions are earned in the month in which a customer order is received. Commissions associated with professional services are typically earned in the month that services are rendered. Commissions associated with post-contract customer support arrangements and subscription-based arrangements are typically earned when the customer is billed for the underlying contractual period. Commissions are normally paid within thirty days of the month in which they are earned.

Research and Development Expenditures

We expense research and development costs in the period incurred.

Income Taxes and Income Tax Uncertainties

We recognize deferred tax assets and deferred tax liabilities based on differences in the financial reporting and tax basis of the underlying assets or liabilities, measured at tax rates that are expected to be in effect when the differences reverse. A valuation allowance to reduce the carrying value of deferred tax assets is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In respect of income tax uncertainties, we perform a two-step analysis for all tax positions. The first step involves an evaluation of the underlying tax position based solely on technical merits (such as tax law) and the second step involves measuring the tax position based on the probability of it being sustained in the event of a tax examination. We recognize tax benefits at the largest amount that we deem more likely than not will be realized upon ultimate settlement of any tax uncertainty. Tax positions that fail to qualify for recognition are recognized in the period in which the more-likely-than-not standard has been reached, when the tax positions are resolved with the respective taxing authority or when the statute of limitations for tax examination has expired.

We record any interest or penalties accruing in respect of uncertain tax positions as a component of income tax expense.

Share Based Compensation

We recognize expense for the estimated fair value of our stock-based compensation. The expense associated with share based payment awards is recognized on a straight-line basis over the award’s vesting period.

Capitalized Software Costs

Capitalization of software development costs begins upon the establishment of technological feasibility. In the development of our products and our enhancements to existing products, technological feasibility is not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. For the years ended June 30, 2011, 2010 and 2009, there were no material costs capitalized since substantially all development costs were incurred prior to attaining technological feasibility.

Revenue Recognition

Software Arrangements

We recognize revenue on our software license arrangements when four basic criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectability is deemed probable. We consider a fully executed agreement or a customer purchase order to be persuasive evidence of an arrangement. Delivery is deemed to have occurred upon transfer of the product title to the customer or the completion of services rendered. We consider the arrangement fee to be fixed and determinable if it is not subject to adjustment and if the customer has not been granted extended payment terms. Excluding our long term contract arrangements for which revenue is recorded on a percentage of completion basis, extended payment terms are deemed to be present when any portion of the software license fee is due in excess of 90 days after the date of product delivery. In arrangements that contain extended payment terms, software revenue is recorded as customer payments become contractually due, assuming all other revenue recognition criteria have been met. We consider the arrangement fee to be probable of collection if our internal credit analysis indicates that the customer will be able to pay contractual amounts as they become due.

Our software arrangements may contain multiple revenue elements, such as software licenses, professional services, hardware and post-contract customer support. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met which, excluding post-contract customer support, is typically upon delivery or completion of professional services. Revenue for post-contract customer support agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor specific objective evidence (VSOE). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. We do not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license according to the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is deferred and recognized upon delivery of that element. Any remaining arrangement fee is then allocated to the software license. This has the effect of allocating any sales discount inherent in the arrangement to the software license fee.

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

Non-Software Arrangements

For arrangements governed by general revenue recognition literature, such as with our hosted or Software as a Service (SaaS) offerings or equipment and supplies only sales, we recognize revenue when four basic criteria are met. These criteria are similar to those governing software transactions: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectability is reasonably assured. For our SaaS offerings, revenue is generally recognized on a subscription or transaction basis over the period of performance.

For arrangements consisting of multiple elements, revenue is allocated to each element based on a selling price hierarchy. The selling price of each element is based on VSOE if available, third-party evidence (TPE) if VSOE is not available or estimated selling price (ESP) if neither VSOE nor TPE are available. The residual method of allocation in a non-software arrangement is not permitted and, instead, arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable based on the relative proportion of each deliverable’s selling price to the total arrangement fee. We are typically unable to establish TPE, which is based on the selling price charged by unrelated third-party vendors for similar deliverables when they are sold separately, as we are generally unable to obtain sufficient information on actual vendor selling prices to substantiate TPE. The objective of ESP is to estimate the price at which we would transact if the deliverable were sold separately rather than as part of a multiple element arrangement. Our determination of ESP considers several factors including actual selling prices for similar transactions, gross margin expectations and ongoing pricing strategy. We plan to formally analyze our ESP determinations on at least an annual basis.

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

Earnings per Share

We calculate and present both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options or any other type of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

401(k) and Defined Contribution Pension Plans

We have a 401(k) Plan (the Plan), whereby eligible US employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. We may contribute a discretionary matching contribution annually equal to 50% of each such participant’s deferred compensation up to the first 5% of their annual eligible compensation. We charged approximately $0.9 million, $0.8 million and $0.7 million to expense in the fiscal years ended June 30, 2011, 2010 and 2009, respectively, associated with our matching contribution for those years.

We have a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. We contribute 3% of the employee’s annual compensation as long as the individual contributes a minimum of 1% of their annual compensation to the plan. We charged approximately $0.9 million, $0.7 million and $0.7 million to expense in the fiscal years ended June 30, 2011, 2010 and 2009, respectively, under the GPPP.

We are required by Australian government regulation to pay a certain percentage, currently 9%, of gross salary to a compliant Superannuation Fund for the benefit of our Australian employees. We charged approximately $0.2 million, $0.1 million and $0.1 million to expense in the fiscal years ended June 30, 2011, 2010 and 2009, respectively, reflecting our contribution to the Superannuation Fund.

Comprehensive Income (Loss)

Comprehensive income or loss includes all changes in equity during a period from non-owner sources, such as foreign currency translation adjustments.

Recent Accounting Pronouncements:

Revenue Recognition

In fiscal 2011, we adopted two accounting standards related to revenue recognition as follows:

Revenue Arrangements with Multiple Deliverables provides for two significant changes to existing multiple-element revenue recognition guidance. The first change relates to the determination of when individual deliverables within an arrangement should be treated as separate units of accounting. Broadly, a deliverable should be treated as a separate unit of accounting when it has value to the customer on a standalone basis and when delivery or performance of any undelivered items is considered to be probable and substantially within the control of the vendor. The second change relates to the manner in which arrangement consideration should be allocated to any separately identified deliverables and requires that the allocation of revenue among deliverables be based on VSOE or TPE of selling price and, to the extent that neither of these levels of evidence exist, that the allocation be based on the vendor’s best estimate of selling price for each deliverable. Use of the residual method of allocating revenue to arrangement deliverables is specifically prohibited unless the transaction is governed by software revenue recognition literature. Financial statement disclosure requirements have also been expanded. We adopted this guidance on a prospective basis on July 1, 2010, which required us to apply this guidance to all revenue arrangements entered into, or materially modified, on or after that date. This accounting standard did not have a material impact on our condensed consolidated financial statements for the year ended June 30, 2011.

Certain Revenue Arrangements that Include Software Elements focuses on redefining which revenue arrangements are within the scope of software revenue recognition literature and which are not. The issue provides guidance on determining whether tangible products containing non-software and software elements are governed by software revenue recognition literature and narrows the definition of what constitutes a software transaction. In particular, non-software components of products that include software, software products bundled with tangible products where the non-software and software components function together to deliver the product’s essential functionality, and undelivered elements related to non-software components are, as a result of this issue, outside the scope of software revenue recognition rules. The issue also provides guidance on allocating revenue between non-software and software elements. We adopted the guidance on a prospective basis beginning July 1, 2010. This accounting standard did not have a material impact on our condensed consolidated financial statements for the year ended June 30, 2011.

3. Fair Values of Assets and Liabilities

We measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the assumptions that market participants would use in pricing an asset or liability (the inputs) are based on a tiered fair value hierarchy consisting of three levels, as follows:

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

At June 30, 2011 and 2010, our assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2011				June 30, 2010
(in thousands)	Fair Value Measurements Using Input Types			Total	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$60,971	$—	$—	$60,971	$58,257	$—	$—	$58,257

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Our marketable securities are classified as held to maturity and recorded at amortized cost which, at June 30, 2011 and 2010, approximated fair value. These investments all mature within one year. The fair value of our other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

4. Product and Business Acquisitions

2011 Acquisition Activity

During the year ended June 30, 2011, we completed four business acquisitions for aggregate purchase consideration of $69.4 million, consisting of cash and common stock of $66.5 million and $2.9 million, respectively. Details of each acquisition follow, below.

SMA Financial Ltd.

On October 26, 2010, we acquired SMA Financial Ltd. (SMA) for a cash payment of approximately £5.0 million (approximately $7.9 million, based on foreign exchange rates at the time of the acquisition). SMA is a London-based provider of SaaS connectivity to the Society for Worldwide Interbank Financial Telecommunication, which is referred to as SWIFT, for the automation of payments and financial messaging. As a result of the SMA acquisition, we offer next-generation treasury and cash management solutions to a range of bank and corporate customers. In the allocation of the purchase price set forth below, based on foreign exchange rates on October 26, 2010, we recognized approximately $4.3 million of goodwill which arose principally due to the assembled workforce of SMA and as a result of the recognition of certain deferred tax liabilities in purchase accounting. The goodwill is deductible over a fifteen year period for US income tax purposes but is not deductible for UK income tax purposes. The SMA operating results have been included in our Outsourced Solutions segment from the date of the acquisition forward, and all of the SMA goodwill was allocated to this segment. The customer related intangible asset for SMA is being amortized over an estimated useful life of ten years.

Direct Debit Limited

On February 14, 2011, we acquired Direct Debit Limited (DDL) for a cash payment of £5.0 million (approximately $8.0 million based on foreign exchange rates at the time of the acquisition) and 133,915 shares of our common stock which was valued at approximately $2.9 million as of the acquisition date. DDL is a London-based provider of payments automation software for direct debits and receivables management for corporations, banks, financial institutions and government organizations. The addition of DDL extended our global payment capabilities and expanded our transaction banking portfolio. In the allocation of the purchase price set forth below, based on foreign exchange rates at the time of the acquisition, we have recognized approximately $6.1 million of goodwill. The goodwill arose due to anticipated acquisition synergies, the recognition of certain deferred tax liabilities in purchase accounting and due to the assembled workforce of DDL. The goodwill is deductible over a fifteen year period for US income tax purposes but is not deductible for UK income tax purposes. The DDL operating results have been included in our Payments and Transactional Documents segment from the date of the acquisition forward and all of the DDL goodwill was allocated to this segment. Identifiable intangible assets for DDL are being amortized over a weighted average useful life of nine years.

Business Information Technology Group

On February 15, 2011, we acquired substantially all of the assets and assumed certain liabilities of Business Information Technology Group (BITG) for an initial cash payment of AU$0.9 million (approximately $0.9 million based on foreign exchange rates at the time of the acquisition). BITG is a Bottomline software distributor and channel partner focused on the corporate market with locations in Australia and New Zealand. The acquisition also included a contingent payment of up to AU$0.9 million to the selling shareholders of BITG if certain agreed upon goals with respect to revenue and operating profit are achieved from the date of acquisition through December 31, 2011. This contingent payment is also dependent on the continued employment of the selling shareholders by Bottomline through December 31, 2011. Since payment is tied to continued employment, the amount of any contingent payment earned by the selling shareholders will be recognized by us as expense from operations rather than as part of the fair value allocated to assets acquired and liabilities assumed, with any such expense recognized over the period commencing at the acquisition date and ending on December 31, 2011. For the year ended June 30, 2011, we did not recognize any contingent consideration expense associated with the BITG acquisition because at June 30, 2011 achievement of the necessary operating metrics was not probable. BITG’s operating results have been included in the results of the Payments and Transactional Documents segment from the date of the acquisition forward. The identifiable intangible asset for BITG is being amortized over an estimated useful life of five years.

Allegient Systems, Inc.

On April 1, 2011, we acquired LAS Holdings, Inc., a Delaware corporation doing business as Allegient Systems, Inc. (Allegient) for a cash payment of $49.7 million, which consisted of a base purchase price of $48 million plus the impact of certain balance sheet adjustments as stipulated in the merger agreement. Allegient is a provider of advanced capabilities for legal e-billing, bill review and analytics. Allegient’s proprietary SaaS platform and value-added turnkey solutions will complement and extend our Legal eXchange® portfolio, offering the combined customer base of more than 100 leading insurers enhanced capabilities to effectively manage their legal expenses.

In the preliminary allocation of the purchase price, we recognized approximately $21.3 million of goodwill which arose due to the recognition of certain deferred tax liabilities in purchase accounting, anticipated acquisition synergies and due to the assembled workforce of Allegient. The goodwill is not deductible for income tax purposes. Identifiable intangible assets for Allegient, aggregating $39.7 million, are being amortized over a weighted average useful life of thirteen years. The acquired identifiable intangible assets include customer related assets, core technology, the Allegient tradename and below market lease agreements, and are being amortized over estimated useful lives of thirteen, twelve, one and six years, respectively. Allegient’s operating results have been included in our Outsourced Solutions segment from the date of the acquisition forward, and all of the Allegient goodwill was allocated to this segment.

For the year ended June 30, 2011, revenues attributable to the SMA, DDL and Allegient acquisitions, in the aggregate, represented approximately 5% of our consolidated revenues. For the year ended June 30, 2011, the combined operations of SMA and DDL generated a pretax loss of approximately $1.4 million; Allegient was integrated into our existing business lines in a manner that makes tracking or reporting earnings specifically attributable to Allegient impracticable. Upon acquisition, BITG was integrated into our existing business lines in a manner that makes tracking or reporting revenue and earnings specifically attributable to BITG impracticable. Pro forma results of operations for the SMA, DDL and BITG acquisitions, individually and in the aggregate, were not material to our financial results and therefore have not been presented.

Allegient Pro forma information

The following unaudited pro forma financial information presents the combined results of operations of Bottomline and Allegient, which was considered a significant acquisition for the purposes of pro forma information disclosure, as if the acquisition had occurred on July 1, 2009. The pro forma financial information for all periods presented includes the accounting effects resulting from certain adjustments such as an increase in amortization expense as a result of acquired intangible assets, an increase in depreciation expense as a result of acquired property and equipment and a decrease in interest income as a result of the cash paid for the acquisition. This pro forma information does not necessarily reflect the results of operations that would have actually occurred had we and Allegient been a single entity during these periods.

	Pro Forma (unaudited) June 30,
	2011	2010
	(in thousands)
Revenues	$201,178	$171,128
Net income	$34,890	$2,262
Net income per basic share attributable to common stockholders	$1.10	$0.09
Net income per diluted share attributable to common stockholders	$1.04	$0.08

The allocation of the purchase price for each of the SMA, DDL, BITG and Allegient acquisitions as of June 30, 2011 is set forth below. The allocation of the Allegient purchase price is preliminary at June 30, 2011.

	SMA	DDL	BITG	Allegient	Total
Current assets	$4,424	$1,778	$49	$6,916	$13,167
Property and equipment	251	143	28	1,370	1,792
Other assets	—	—	—	1,870	1,870
Customer related intangible assets	3,836	5,280	1,208	30,553	40,877
Core technology	—	984	—	8,837	9,821
Other intangible assets	—	130	—	278	408
Goodwill	4,278	6,073	—	21,303	31,654
Current liabilities	(3,578)	(1,438)	(24)	(5,308)	(10,348)
Other liabilities	(1,293)	(2,001)	(362)	(16,167)	(19,823)

Total purchase price	$7,918	$10,949	$899	$49,652	$69,418

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

Acquisition costs of approximately $1.5 million were expensed during the year ended June 30, 2011, principally as a component of general and administrative expenses, in connection with these acquisitions.

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

The expected term of ten years equates to the contractual life of the warrants. Volatility was based on our actual stock price over a ten year historic period.

In July 2011, the Bank exercised their warrant to purchase 1,000,000 shares of our common stock and, pursuant to the agreement, we received $8.5 million in cash. The warrant provides that, subject to certain exceptions, the Bank may not sell the shares issued to it upon exercise of the warrant in an amount in excess of 200,000 shares per month.

PayMode’s operating results have been included in our operating results from the date of the acquisition forward as a component of the Outsourced Solutions segment and all of the PayMode goodwill was allocated to this segment.

To achieve a comprehensive solution for our customers, the core features and functionality of PayMode and Bottomline Business eXchange, our electronic invoicing solution, were combined and launched as a re-branded offering: Paymode-X. This solution offers an electronic order-to-pay network for businesses, and the Paymode-X network currently encompasses more than 140,000 enrolled vendors. For the year ended June 30, 2010, revenues attributable to PayMode represented approximately 5% of our consolidated revenues.

In the allocation of the purchase price set forth below, we have recognized approximately $2.7 million of goodwill. This amount is deductible for US income tax purposes and is arising principally due to the assembled workforce of PayMode and due to expected product synergies arising from the acquisition. Acquisition costs of approximately $0.5 million were expensed during the year ended June 30, 2010, principally as a component of general and administrative expenses.

The allocation of the purchase price is as follows:

(in thousands)
Current assets	1,310
Property and equipment	4,901
Customer related intangible assets	9,349
Core technology	7,648
Other intangible assets	1,662
Goodwill	2,683
Current liabilities	(33)

Total purchase price	$27,520

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

PayMode Pro forma Information

The following unaudited pro forma financial information presents the combined results of our operations and PayMode as if that acquisition had occurred on July 1, 2009 and 2008, respectively, after giving effect to certain adjustments such as decreased revenues formerly earned by PayMode from interest income allocated to PayMode through Bank of America’s fund transfer process since, in general terms, we are not eligible to earn revenues in this manner. The pro forma adjustments also reflect an increase in amortization expense as a result of acquired intangible assets and a decrease in interest income as a result of the cash paid for the acquisition. This pro forma financial information does not necessarily reflect the results of operations that would have actually occurred had we and PayMode been a single entity during these periods.

	Pro Forma (unaudited) June 30,
	2010	2009
	(in thousands)
Revenues	$159,193	$143,799
Net income (loss)	$2,272	$(19,815)
Net income (loss) per basic share attributable to common stockholders	$0.09	$(0.82)
Net income (loss) per diluted share attributable to common stockholders	$0.09	$(0.82)

Global Commission Payments

On February 24, 2010, we acquired certain customer contracts associated with Bank of America’s Global Commission Payments business. The initial consideration paid by us was $1.0 million in cash. For acquired contracts that we successfully migrate to our Paymode-X solution, additional consideration is due to Bank of America based on a trailing revenue multiple of the underlying customer. During the year ended June 30, 2011 we recognized, as an increase to the cost of the acquired contracts, additional consideration of $4.4 million which is payable no later than December 31, 2011. This amount represents our estimate of the additional consideration that will be due to Bank of America based on the ultimate customer migration to Paymode-X. The total acquisition cost of $5.4 million has been classified as a component of our customer related intangible assets and is being amortized over an estimated life of seven years. The final customer migration to Paymode-X is currently targeted for completion in the second half of calendar year 2011.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2011	2010
	(in thousands)
Land	$304	$283
Buildings and improvements	7,258	5,659
Furniture and fixtures	2,166	2,055
Technical equipment	22,655	20,442
Software	12,589	10,844

	44,972	39,283
Less: Accumulated depreciation and amortization	28,874	24,722

	$16,098	$14,561

6. Goodwill and Other Intangible Assets

At June 30, 2011, the carrying value of our goodwill was approximately $98.5 million and consisted of approximately $54.3 million, $6.5 million and $37.7 million allocated to our Payments and Transactional Documents, Banking Solutions, and Outsourced Solutions segments, respectively. The increase in goodwill in 2011 was due principally to our acquisitions of SMA, DDL, and Allegient.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$106,013	$(48,495)	$57,518	11.1
Core technology	42,797	(28,084)	14,713	9.1
Other intangible assets	3,699	(1,381)	2,318	10.2

Total	$152,509	$(77,960)	$74,549

Unamortized intangible assets:
Goodwill			98,524

Total intangible assets			$173,073

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$58,747	$(37,981)	$20,766	8.5
Core technology	32,224	(24,210)	8,014	5.3
Other intangible assets	3,291	(899)	2,392	11.4

Total	$94,262	$(63,090)	$31,172

Unamortized intangible assets:
Goodwill			64,294

Total intangible assets			$95,466

Estimated amortization expense for fiscal year 2012 and subsequent fiscal years is as follows:

(in thousands)
2012	$13,960
2013	11,598
2014	8,577
2015	7,830
2016	6,675
2017 and thereafter	25,909

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Banking Solutions	Outsourced Solutions
	(in thousands)
Balance at June 30, 2009	$49,024	$6,503	$9,042
Goodwill acquired during the period	—	—	2,683
Purchase accounting and other adjustments	(63)	—	243
Impact of foreign currency translation	(2,826)	—	(312)

Balance at June 30, 2010	46,135	6,503	11,656
Goodwill acquired during the period	6,073	—	25,581
Purchase accounting and other adjustments	(6)	—	—
Impact of foreign currency translation	2,095	—	487

Balance at June 30, 2011	$54,297	$6,503	$37,724

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2011	2010
	(in thousands)
Employee compensation and benefits	$7,530	$5,382
Acquisition contingent consideration	4,436	—
Sales and value added taxes	2,972	1,130
Accrued income taxes payable	1,054	671
Professional fees	571	591
Accrued royalties and hosting fees	480	615
Other	1,663	1,326

	$18,706	$9,715

8. Restructuring Costs

During fiscal 2011, we realigned our workforce and the workforce of our recent acquisitions. As a result of these initiatives, we recorded pre-tax expenses of approximately $1.1 million.

We substantially completed these initiatives during the year ended June 30, 2011 and do not expect to recognize significant additional costs in future periods relating to these events. The severance related benefit costs were recorded as expense within the same functional expense category in which the affected employees had been assigned, as follows:

(in thousands)
Subscriptions and transactions cost of sales	$161
Service and maintenance cost of sales	161
Sales and marketing	403
Product development and engineering	77
General and administrative	309

$1,111

At June 30, 2011, our remaining liability for severance related benefits was as follows:

(in thousands)
Accrued severance benefits recorded in fiscal 2011	$1,111
Payments charged against the accrual	(977)

Accrued severance benefits at June 30, 2011	$134

In addition to the costs associated with severance related benefits, we also recorded approximately $0.1 million of expense related to stock based compensation, primarily as a component of sales and marketing expense.

9. Commitments and Contingencies

Leases

We lease our principal office facility in Portsmouth, NH under a non-cancelable operating lease expiring in 2022. In addition, we have two five year options to further extend the term of this lease. Rent expense is fixed for the base term of the lease, subject to increases each year of 2.4% or five times the consumer price index, whichever is less. We are also required to pay certain incremental operating costs above the base rent.

We lease office space in certain other cities, worldwide, under operating leases that expire at various dates. In addition to the base rent, we are typically also responsible for a portion of the operating expenses associated with these facilities. Where operating leases contain rent escalation clauses or certain types of landlord concessions, the effect of these transactions are applied in the determination of the straight-line expense over the lease term.

Rent expense, net of sublease income, for the fiscal years ended June 30, 2011, 2010 and 2009 was $3.6 million, $3.6 million, and $3.8 million, respectively. We sublease space in several of our offices. Sublease income for each of the fiscal years ended June 30, 2011, 2010 and 2009 was approximately $0.2 million.

Future minimum annual rental commitments under our facilities, equipment, and vehicle leases at June 30, 2011 are as follows:

(in thousands)
2012	$3,922
2013	3,361
2014	3,021
2015	1,505
2016	1,143
2017 and thereafter	5,929

$18,881

Included as a component of the minimum lease commitments above is approximately $0.3 million related to capital lease obligations. Depreciation expense on assets recorded under capital lease arrangements is included as a component of our consolidated depreciation expense.

Long Term Service Arrangements

We have entered into service agreements, with minimum commitments ranging between two and three years that expire between fiscal years 2012 and 2013, primarily for disaster recovery and hosting services. In addition to the base terms, we have options to extend the terms of the service agreements. Payments are fixed for the initial terms at approximately $0.6 million per year and are subject to increase in the event that we elect to extend the service.

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

In July 2002, we and Optio joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline and denying in part the motion to dismiss as to Optio. In addition, in October 2002, Daniel M. McGurl, Robert A. Eberle, C. Wayne Cape and F. Barron Hughes were dismissed from this case without prejudice. Both Bottomline and Optio authorized the negotiation of a settlement of the pending claims, and the parties negotiated a settlement, which was subject to approval by the court. On August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. On June 25, 2007, the District Court signed an order terminating the settlement. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion was withdrawn. Neither Bottomline nor Optio’s cases are part of the designated focus case group. On November 13, 2007, the issuer defendants in the designated focus cases filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in these focus cases. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On August 25, 2009, the plaintiffs filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 25, 2009. Various notices of appeal of the Court’s order have been filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, the plaintiffs moved to dismiss with prejudice the appeal filed by one of the two objectors based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record. On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector has standing. On August 25, 2011, the District Court concluded that the remaining objector lacked standing.

We, and our subsidiary Optio, intend to vigorously defend ourselves in these actions. We do not currently believe that the outcome of these proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.

Contingencies

In April 2010, we received notification from an outside software consortium alleging that we may have installed unlicensed versions of certain third-party software on our computers. The notification requested that we undertake an internal review to assess the merits of such claims. In July 2011, this matter was resolved without material impact to our financial statements.

10. Notes Payable and Credit Facilities

In September 2009, we renewed, through September 22, 2011, our Loan and Security Agreement with Silicon Valley Bank (Credit Facility). The Credit Facility, as renewed, provides for aggregate borrowings of up to $0.5 million and requires us to maintain certain financial covenants to the extent there are any outstanding borrowings. Borrowings under the Credit Facility are secured by substantially all of our US-owned assets, bear interest at the bank’s prime rate (4.0% at June 30, 2011) and are due on the expiration date of the Credit Facility. There were no borrowings under the credit facility at June 30, 2011.

11. Share Based Payments

We recognize expense for the estimated fair value of all share based payments to employees. We record expense associated with our share based payment awards on a straight-line basis over the award vesting period. For the fiscal years ended June 30, 2011, 2010, and 2009, we recorded expense of approximately $11.5 million, $9.0 million and $9.5 million, respectively, in connection with our share-based payment awards. For the fiscal year ended June 30, 2011, we recognized a tax benefit of $5.0 million related to the expense recorded in connection with our share-based payment awards.

Share Based Compensation Plans

Employee Stock Purchase Plan

On November 16, 2000, we adopted the 2000 Employee Stock Purchase Plan, which was amended on November 18, 2004 and November 18, 2010 (2000 Stock Purchase Plan), and which provides for the issuance of up to a total of 4,000,000 shares of common stock to participating employees. At the end of a designated purchase period, which occurs every six months on March 31 and September 30, employees purchase shares of our common stock with contributions of between 1% and 10% of their base pay, accumulated via payroll deductions, at an amount equal to 85% of the lower of the fair market value of the common stock on the first day of each 24-month offering period or the last day of the applicable six-month purchase period.

Our employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, we measure the fair value of these awards at intrinsic value (the value of our common stock less the employee purchase price) at the end of each reporting period. For the fiscal years ended June 30, 2011, 2010 and 2009, we recorded compensation cost of approximately $2.1 million, $1.6 million and $0.2 million, respectively, associated with our employee stock purchase plan. As a result of employee stock purchases in fiscal years 2011, 2010 and 2009, we issued approximately 170,000, 156,000 and 116,000 shares of our common stock, respectively. The aggregate intrinsic value of shares issued under the employee stock plan during fiscal years 2011, 2010 and 2009 was $2.3 million, $1.4 million and $0.2 million, respectively. At June 30, 2011, based on employee withholdings and our common stock price at that date, approximately 20,000 shares of common stock, with an approximate intrinsic value of $0.1 million would have been eligible for issuance were June 30, 2011 to have been a designated stock purchase date.

Stock Incentive Plans

2000 Employee Stock Incentive Plan

On November 16, 2000, we adopted the 2000 Stock Incentive Plan (the 2000 Plan), which provides for the issuance of stock options and restricted stock. Stock option awards under this plan have a 10-year contractual term. The 2000 Plan was administered by the Board of Directors, which had the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for awards granted under the 2000 Plan was principally over four years from the date of the grant, with 25% of the award vesting after one year and 6.25% of the award vesting each quarter thereafter. We initially reserved 1,350,000 shares of our common stock for issuance under the 2000 Plan.

In connection with the adoption of the 2009 Stock Incentive Plan (discussed below), we announced that all outstanding awards under the 2000 Plan would remain in effect, but no additional grants would be made under the 2000 Plan.

2009 Stock Incentive Plan

On November 19, 2009, we adopted the 2009 Stock Incentive Plan (the 2009 Plan), which provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Stock option awards under this plan have a 10-year maximum contractual term and must be issued at an exercise price of not less than 100% of the fair market value of the common stock at the date of grant. The 2009 Plan is administered by the Board of Directors which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for awards granted under the 2009 Plan is principally over four years from the date of the grant, with 25% of the award vesting after one year and 6.25% of the award vesting each quarter thereafter. We reserved 2,750,000 shares of our common stock for issuance under the 2009 Plan, plus additional shares equal to the number of shares subject to outstanding awards under our prior plans which expire, terminate or are otherwise surrendered, cancelled, forfeited, or repurchased by us.

Beginning in February 2006, we determined that we would grant restricted stock awards for 8,000 shares of our common stock to each non-employee director upon his or her initial election to the Board of Directors. These restricted stock awards vest over a period of four years from the date of grant, with 25% of the shares vesting on the first anniversary of the date of grant and an additional 6.25% of the shares vesting each quarter thereafter. These awards were granted under our 2000 Stock Incentive Plan through 2009 and are now granted under the 2009 Plan.

Additionally, we grant restricted stock awards for 3,000 shares of our common stock to each non-employee director on the date of each annual meeting of stockholders, with such awards vesting over a one year period. Accordingly, we issued 24,000 shares of restricted stock under our 2009 Stock Incentive Plan in November 2010 to our non-employee directors. Awards issued to our directors are granted as compensation for their service as directors.

Valuation and Related Activity

Compensation cost associated with stock options represented approximately $1.9 million of the total share based payment expense recorded for the fiscal year ended June 30, 2011. The stock options were valued using a Black Scholes method of valuation and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. There were no stock option grants during the fiscal year ended June 30, 2011. The assumptions made for purposes of estimating fair value under the Black Scholes model for options granted during the fiscal years ended June 30, 2010 and 2009 were as follows:

	2010	2009
Dividend yield	0%	0%
Expected term of options (years)	4.4	4.3–4.4
Risk-free interest rate	2.2-2.7%	1.45–3.3%
Volatility	50-51%	45–50%

Our estimate of the expected option term was derived based on a review of historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. The estimated stock price volatility was derived based on a review of our actual historic stock prices over the past five years.

A summary of stock option and restricted stock activity for 2011 is as follows; in respect of shares available for grant, the shares are available for issuance by us as either a stock option or as a restricted stock award:

		Non-vested Stock		Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share data)
Awards outstanding at June 30, 2010	2,753	1,346	$12.83	3,081	$10.90	5.90	$7,926
Awards granted (1)	(970)	758	$20.39	—	$—
Shares vested		(453)	$12.04
Stock options exercised				(1,308)	$10.28
Awards forfeited or expired (1)	241	(67)	$13.29	(155)	$19.58

Awards outstanding at June 30, 2011	2,024	1,584	$16.66	1,618	$10.58	6.16	$22,867

Stock options exercisable at June 30, 2011				977	$10.62	5.02	$13,783

(1)	The 2009 Plan has a fungible share pool in which restricted stock awards are counted against the plan (or replenished within the plan, in respect of award forfeitures) as 1.28 shares for each one share of Common Stock subject to such restricted stock award.

The weighted average grant date fair value of stock options granted during 2010 and 2009 was $5.53 and $2.97, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2011, 2010 and 2009 was approximately $14.0 million, $7.5 million and $0.4 million, respectively. The total fair value of stock options that vested during the fiscal years ended June 30, 2011, 2010 and 2009 was approximately $2.4 million, $1.7 million and $3.0 million, respectively. As of June 30, 2011, there was approximately $2.6 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.1 years.

The majority of our restricted stock awards vest over a four year period on a vesting schedule similar to our employee stock options; however, certain restricted stock awards vest over a two year period and restricted stock awards granted annually to our non-employee directors vest after a one year period. Restricted stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. We recorded expense of approximately $7.5 million associated with our restricted stock awards for the fiscal year ended June 30, 2011. As of June 30, 2011, there was approximately $22.0 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 1.8 years. Approximately 0.5 million shares of restricted stock awards vested during the year ended June 30, 2011.

12. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands, except per share data)
Numerator—basic:
Net income (loss)	$35,893	$3,954	$(12,288)
Less: Net income allocable to participating securities	—	(76)	—

Net income (loss) allocable to common stockholders—basic	$35,893	$3,878	$(12,288)

Numerator—diluted:
Net income (loss)	$35,893	$3,954	$(12,288)
Less: Net income allocable to participating securities	—	(72)	—

Net income (loss) allocable to common stockholders—diluted	$35,893	$3,882	$(12,288)

Denominator:
Shares used in computing basic net income per share attributable to common stockholders	31,660	25,552	24,044
Effect of dilutive securities	1,793	1,144	—

Shares used in computing diluted net income per share attributable to common stockholders	33,453	26,696	24,044

Basic net income (loss) per share attributable to common stockholders	$1.13	$0.15	$(0.51)

Diluted net income (loss) per share attributable to common stockholders	$1.07	$0.15	$(0.51)

The calculation of basic net income per share excludes any dilutive effects of stock options, unvested restricted stock and stock warrants. During the fiscal years ended June 30, 2010 and 2009, certain of our unvested restricted stock awards were considered to be participating securities as they entitled the holder to receive non-forfeitable rights to cash dividends at the same rate as common stock. Accordingly, for the years ended June 30, 2010 and 2009, basic earnings per share was computed pursuant to the two-class method which calculates earnings for common stock and participating securities based on their proportionate participation rights in undistributed earnings.

Diluted net income per share is calculated using the more dilutive of the treasury stock method (which assumes full exercise of in-the-money stock options and warrants and full vesting of restricted stock) or, for periods in which there are participating securities, the two-class method described above.

At June 30, 2011, 2010 and 2009, approximately 11,000, 557,000 and 4,300,000 shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share, respectively, as their effect on the calculation would have been anti-dilutive.

13. Operations by Industry Segments and Geographic Area

Segment Information

Operating segments are the components of our business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer.

Our operating segments are organized principally by the type of product or service offered and by geography; similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with this segment is typically recorded upon delivery or, if extended payment terms have been granted to the customer, as payments become contractually due. This segment incorporates our check printing solutions in Europe, revenue for which is typically recorded on a per transaction basis or ratably over the expected life of the customer relationship, as well as certain solutions that are licensed on a subscription basis, revenue for which is typically recorded ratably over the contractual term. This segment also incorporates our newly offered payments automation software for direct debit and receivables management for corporations, banks, financial institutions and government organizations, which we added through our DDL acquisition in February 2011, revenue for which is primarily recognized upon delivery.

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

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted solution offerings that facilitate invoice receipt and presentment and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as budgeting, expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our hosted and outsourced payments and accounts payable automation solutions, including Paymode-X, and SWIFT Access Service which we added through our acquisition of SMA in October 2010. Revenue within this segment is generally recognized on a subscription or transaction basis or proportionately over the estimated life of the customer relationship.

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

We do not track or assign our assets by operating segment.

We have presented segment information for the years ended June 30, 2011, 2010 and 2009 according to the segment descriptions above.

	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$97,624	$93,449	$90,786
Banking Solutions	50,211	33,129	22,936
Outsourced Solutions	41,546	31,412	24,292

	$189,381	$157,990	$138,014

Segment measure of profit (loss):
Payments and Transactional Documents	$22,212	$21,766	$14,662
Banking Solutions	10,261	4,508	(1,739)
Outsourced Solutions	4,312	3,030	2,349

Total measure of segment profit	$36,785	$29,304	$15,272

A reconciliation of the measure of segment profit to our GAAP income (loss) for 2011, 2010 and 2009, before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Segment measure of profit	$36,785	$29,304	$15,272
Less:
Amortization of intangible assets	(12,662)	(13,214)	(15,563)
Stock compensation expense	(11,467)	(8,956)	(9,498)
Acquisition related expenses	(1,677)	(585)	(581)
Restructuring charges	(1,111)	52	(1,548)
Add:
Other income (expense), net	558	(93)	443

Income (loss) before income taxes	$10,426	$6,508	$(11,475)

The following depreciation expense amounts are included in the segment measure of profit (loss):

	Fiscal Year Ended June 30
	2011	2010	2009
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$1,830	$1,615	$1,685
Banking Solutions	659	669	701
Outsourced Solutions	2,651	2,281	1,528

Total depreciation expense	$5,140	$4,565	$3,914

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

	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Revenues from unaffiliated customers:
United States	$129,481	$105,433	$85,698
Europe	57,626	50,702	50,826
Asia-Pacific	2,274	1,855	1,490

Total revenues from unaffiliated customers	$189,381	$157,990	$138,014

Long-lived assets, which are based on geographical designation, were as follows:

	Fiscal Year Ended June 30,
	2011	2010
	(in thousands)
Long-lived assets:
United States	$14,053	$13,593
Europe	3,469	2,464
Asia-Pacific	167	121

Total long-lived assets	$17,689	$16,178

Revenues and long-lived assets attributable to Europe relate predominantly to the UK.

14. Income Taxes

Deferred tax assets and liabilities are calculated based on the differences between the financial reporting and tax basis of assets and liabilities and are measured by applying tax rates that are expected to be in effect when the differences reverse. Significant components of our deferred income taxes are as follows:

	June 30,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$16,083	$17,194
Stock compensation	3,339	3,144
Research and development and other credits	2,788	3,325
Various accrued expenses	1,923	1,199
Deferred revenue	910	1,693
Property, plant and equipment	730	1,456
Foreign tax deductions	515	—
Allowances and reserves	194	247
Capital loss and impairment losses on equity investments	103	444
Inventory	47	44
Intangible assets	—	11,179

Total deferred tax assets	26,632	39,925
Valuation allowance	(7,801)	(38,574)

Net deferred tax assets	18,831	1,351
Deferred tax liabilities:
Intangible assets	(9,598)	(2,509)
Property, plant and equipment	(298)	—
Deferred revenue	(133)	(1)

Total deferred tax liabilities	(10,029)	(2,510)

Net deferred tax assets (liabilities)	$8,802	$(1,159)

We record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, we released certain of our US and UK valuation allowances during 2011, which resulted in the recognition of an income tax benefit of $28.3 million. The tax benefits relating to the release of our US and UK valuation allowance were $27.4 million and $0.9 million, respectively. Our decision to release these amounts was based on our continued profitability in our US and UK operations, which we expect to continue, including the attainment of three years of cumulative profitability on a pre-tax basis during fiscal year 2011. It is also based on our expectation of sufficient future taxable income against which the deferred tax assets will be recovered.

We have retained a $7.8 million valuation allowance against certain deferred tax assets at June 30, 2011, given the uncertainty of recoverability of these amounts. Approximately $3.5 million of the valuation allowance that remains will be reversed through additional paid-in capital if realized, as this relates to excess tax benefits arising from non-qualified stock option exercises occurring prior to our adoption of the expense recognition criteria for share based payments.

At June 30, 2011, we had US net operating loss carryforwards of $56.2 million, which expire at various times through the year 2031. Included within this amount is approximately $32.4 million of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. Approximately $23.6 million of the aforementioned excess tax deductions have not been reflected as a component of our deferred tax assets at June 30, 2011, as these amounts are recognized for financial reporting purposes only when they actually reduce currently payable income taxes. We also had European net operating loss carryforwards of $10.1 million, which have no statutory expiration date. Net operating losses utilized during fiscal year 2011 were approximately $12.7 million.

We have approximately $2.5 million of research and development tax credit carryforwards available, which expire at various points through year 2031. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

As of June 30, 2011, we had approximately $0.7 million of total gross unrecognized tax benefits, of which approximately $0.6 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. Approximately $0.1 million of the gross unrecognized tax benefits resulted in a reduction to valuation allowance, and approximately $0.2 million of the gross unrecognized tax benefits resulted in a reduction to tax credit carryforwards. We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.1 million, as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

A summary of the changes in the gross amount of unrecognized tax benefits is shown below:

(in thousands)
Balance at July 1, 2008	$1,545
Additions related to current year tax positions	395
Reductions due to lapse of statute of limitations	(168)
Foreign currency translation	(19)

Balance at June 30, 2009	1,753
Additions related to current year tax positions	245
Reductions related to prior year tax positions	(174)
Reductions due to lapse of statute of limitations	(234)
Foreign currency translation	(49)

Balance at June 30, 2010	1,541
Additions related to current year tax positions	347
Reductions related to prior year tax positions	(969)
Reductions due to lapse of statute of limitations	(279)
Foreign currency translation	101

Balance at June 30, 2011	$741

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. To the extent that the accrued interest and penalties do not ultimately become payable, the amounts accrued will be derecognized and reflected as an income tax benefit in the period that such a determination is made. Our accrued interest and penalties related to uncertain tax positions as of June 30, 2011 and 2010, and recorded in each of the annual periods ending June 30, 2011, 2010, and 2009, were not significant.

We file US federal income tax returns and returns in various state, local and foreign jurisdictions. Generally, we are no longer subject to US federal, state and local, or foreign income tax examinations by tax authorities for years before 2001. Currently, we are not under examination relating to tax returns that have been previously filed.

We permanently reinvest the earnings, if any, of our international subsidiaries and therefore do not provide for US income taxes that could result from the distribution of such earnings to the US parent. If any such earnings were ultimately distributed to the US in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we would likely be subject to additional US income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred US taxes on these undistributed earnings.

The provision for (benefit from) income taxes consists of the following:

	Year Ended June 30,
	2011	2010	2009
	(in thousands)
Current:
Federal	$(349)	$(86)	$(112)
State	227	150	15
Foreign	2,801	1,838	583

	2,679	1,902	486
Deferred:
Federal	(22,651)	554	1,222
State	(3,957)	97	213
Foreign	(1,538)	1	(1,108)

	(28,146)	652	327

	$(25,467)	$2,554	$813

The net income tax expense (benefit) includes a tax benefit of $0.3 million and $0.2 million for fiscal years 2011 and 2010, respectively, relating to a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations, and a tax benefit of $0.1 million and $0.2 million for fiscal years 2010 and 2009, respectively, resulting from the enactment of legislation that allowed us to claim a tax refund for a portion of our unused research and development credit carryforwards. Net tax expense for fiscal year 2009 includes a non-recurring tax benefit of $0.1 million arising from a change in our German tax rate as a result of a restructuring of our German operations.

We recorded an increase to additional paid-in capital of $0.7 million during fiscal year 2011 for excess tax benefits from non-qualified stock option exercises that reduced currently payable income taxes.

Net income (loss) before income taxes by geographic area is as follows:

	Year Ended June 30,
	2011	2010	2009
	(in thousands)
United States	$4,898	$2,630	$(7,551)
Europe	5,566	3,694	(4,133)
Asia-Pacific	(38)	184	209

	$10,426	$6,508	$(11,475)

A reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	Year Ended June 30,
	2011	2010	2009
Tax expense (benefit) at federal statutory rate	34.0%	34.0%	(34.0)%
State taxes, net of federal benefit	(29.6)	3.2	2.0
Non-deductible share-based payments	1.6	2.6	5.7
Change in valuation allowance	(252.4)	(2.5)	33.0
Tax rate differential on foreign earnings	(4.1)	(4.5)	1.7
Non-deductible other expenses	8.6	7.5	1.4
Changes in statutory tax rates	—	—	(0.8)
Changes in uncertain tax positions	(1.9)	(2.5)	0.2
Alternative minimum tax	—	3.2	0.3
Other	(0.5)	(1.8)	(2.4)

	(244.3)%	39.2%	7.1%

15. Guarantees

We generally offer a standard warranty on our products and services, specifying that our software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further we offer, as an element of our standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs arising from claims of patent, copyright, trademark or other similar infringements by our software products. To date, we have not had any significant warranty or indemnification claims against our products. At June 30, 2011 and 2010, warranty accruals were immaterial.

16. Stock Offering

In June 2010, we completed an underwritten public offering of 4.2 million shares of our common stock, resulting in net proceeds to us of $57.5 million. In July, 2010, the underwriters exercised an over-allotment option to purchase 354,000 additional shares of our common stock, resulting in an additional $4.9 million of net proceeds to us. We recorded the additional shares issued and the related proceeds in July 2010.

The offering was made pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission on March 25, 2010.

17. Subsequent Event

In July 2011, Bank of America fully exercised the warrant we issued to them in connection with our acquisition of PayMode and we received cash of $8.5 million as a result of that exercise.

18. Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial data for the twelve months ended June 30, 2010 and 2011. The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total year per share amounts.

	For the quarters ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011 (1)
	(in thousands, except per share data)
Revenues	$36,556	$40,122	$39,820	$41,492	$42,038	$44,282	$48,811	$54,249
Gross profit	21,118	22,646	22,269	23,036	23,502	25,281	25,618	28,838
Net income	$1,172	$704	$950	$1,128	$2,675	$2,065	$1,095	$30,058

Basic net income per share	$0.05	$0.03	$0.04	$0.04	$0.09	$0.07	$0.03	$0.92
Diluted net income per share	$0.05	$0.03	$0.03	$0.04	$0.08	$0.06	$0.03	$0.87
Shares used in computing basic net income per share	24,401	25,092	25,664	27,052	30,754	31,330	32,017	32,539
Shares used in computing diluted net income per share	24,812	25,933	27,440	28,608	31,984	33,253	34,142	34,433

(1)	Net income and the resulting basic and diluted net income per share amounts reflect the impact of an income tax benefit of $27,394 recorded during the quarter ended June 30, 2011 in connection with the release of a deferred tax asset valuation allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (DE), INC.

By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer

Date: September 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ JOSEPH L. MULLEN Joseph L. Mullen	Chairman of the Board	September 9, 2011

/s/ ROBERT A. EBERLE Robert A. Eberle	President, Chief Executive Officer and Director (Principal Executive Officer)	September 9, 2011

/s/ KEVIN M. DONOVAN Kevin M. Donovan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 9, 2011

/s/ JOSEPH L. BARRY JR. Joseph L. Barry Jr.	Director	September 9, 2011

/s/ MICHAEL J. CURRAN Michael J. Curran	Director	September 9, 2011

/s/ JEFFREY C. LEATHE Jeffrey C. Leathe	Director	September 9, 2011

/s/ JAMES L. LOOMIS James L. Loomis	Director	September 9, 2011

/s/ DANIEL M. MCGURL Daniel M. McGurl	Director	September 9, 2011

/s/ GAREN K. STAGLIN Garen K. Staglin	Director	September 9, 2011

/s/ JAMES W. ZILINSKI James W. Zilinski	Director	September 9, 2011

EXHIBIT INDEX

	Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
2.1*†	Asset Purchase Agreement dated August 5, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	2.1	11/9/2009

2.2*	Agreement and Plan of Merger dated as of March 29, 2011, by and among Bottomline Technologies (de), Inc., BlackJack Acquisition Corp., LAS Holdings, Inc. and H.I.G. Law Audit, LLC.	8-K	000-25259	2.1	4/1/2011

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-67309	3.2	11/13/1998

3.2	Amended and Restated By-Laws of the Registrant, as amended.	10-K	000-25259	3.2	9/12/2007

4.1	Specimen Certificate for Shares of Common Stock.	S-1	333-67309	4.1	1/7/1999

4.2	Warrant dated September 14, 2009 issued by the Registrant to Bank of America, N.A.	10-Q	000-25259	4.1	11/9/2009

4.3	Registration Rights Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	4.2	11/9/2009

10.1	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp.	10-K	000-25259	10.33	9/28/2000

10.2	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.	10-K	000-25259	10.34	9/28/2000

10.3	Sublease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.35	9/28/2000

10.4	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.52	9/30/2002

10.5	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.	10-Q	000-25259	10.1	11/13/2001

10.6	Third Amendment to Sublease, effective as of June 30, 2010, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.45	9/10/2010

10.7	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/14/2002

10.8	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.5	2/14/2002

10.9	First Loan Modification Agreement dated as of December 31, 2002 between the Registrant and Silicon Valley Bank.	10-Q	000-25259	10.3	2/12/2003

10.10	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/12/2003

10.11	Second Loan Modification Agreement dated as of January 19, 2004 between the Registrant and Silicon Valley Bank.	10-Q	000-25259	10.1	2/13/2004

10.12	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland.	10-Q	000-25259	10.2	2/13/2004

10.13	Third Loan Modification Agreement dated as of February 4, 2005 between the Registrant and Silicon Valley Bank.	10-Q	000-25259	10.2	2/8/2005

10.14	Confirmation of Committed Business Overdraft Facility as of February 7, 2005 between Bottomline Technologies Europe Limited and Royal Bank of Scotland.	10-Q	000-25259	10.3	2/8/2005

10.15	Fourth Loan Modification Agreement dated as of May 4, 2005 between the Registrant and Silicon Valley Bank.	10-Q	000-25259	10.1	5/6/2005

10.16*	Loan and Security Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.	10-Q	000-25259	10.1	2/14/2002

	Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.17	Negative Pledge Agreement dated as of December 28, 2001 between the Registrant and Silicon Valley Bank.	10-Q	000-25259	10.2	2/14/2002

10.18†	Services Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	1/14/2010

10.19	First Amendment to Services Agreement dated September 29, 2010 between the Registrant and Bank of America, N.A.					X

10.20†	Second Amendment to Services Agreement dated September 27, 2010 between the Registrant and Bank of America, N.A.					X

10.21†	Third Amendment to Services Agreement dated February 1, 2011 between the Registrant and Bank of America, N.A.					X

10.22#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.	S-1	333-67309	10.3	11/13/1998

10.23#	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan.	10-Q	000-25259	10.1	2/9/2006

10.24#	2009 Stock Incentive Plan.	8-K	000-25259	99.1	11/25/2009

10.25#	Form of Restricted Stock Agreement for UK Participants.	10-Q	000-25259	10.1	5/7/2010

10.26#	Form of Restricted Stock Agreement for Robert A. Eberle.	10-Q	000-25259	10.2	5/7/2010

10.27#	Form of Restricted Stock Agreement for US Participants.	10-Q	000-25259	10.3	5/7/2010

10.28#	Form of Stock Option Agreement for US Participants.	10-Q	000-25259	10.5	5/7/2010

10.29#	Form of Stock Option Agreement for UK Participants.	10-Q	000-25259	10.6	5/7/2010

10.30#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.	10-K	000-25259	10.16	9/14/2004

10.31#	Amended and Restated 2000 Employee Stock Purchase Plan.	8-K	000-25259	99.2	11/19/2010

10.32#	Form of Restricted Stock Agreement for Non-Employee Directors.	10-Q	000-25259	10.4	5/7/2010

10.33	Form of Indemnification Letter dated as of September 21, 2000.	10-Q	000-25259	10.1	11/14/2000

10.34#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.	10-Q	000-25259	10.1	2/12/2003

10.35#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.	10-Q	000-25259	10.2	2/12/2003

10.36#	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amendment and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002.	10-Q	000-25259	10.1	11/8/2005

10.37#	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amendment and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002.	10-Q	000-25259	10.2	11/8/2005

10.38#	Letter Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Robert A. Eberle.	10-Q	000-25259	10.4	2/8/2007

10.39#	Executive Retention Agreement dated as of November 16, 2006 between Bottomline Technologies (de), Inc. and Kevin M. Donovan.	10-Q	000-25259	10.6	2/8/2007

10.40#	Letter Agreement dated November 18, 2010 with Joseph L. Mullen.	10-Q	000-25259	10.1	2/7/2011

10.41#	Letter Agreement dated as of December 23, 2008 between Bottomline Technologies (de), Inc. and Kevin M. Donovan.	10-Q	000-25259	10.3	2/6/2009

	Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.42#	Service Agreement dated November 22, 1999 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	11/8/2010

10.43#	Deed of Variation to Service Agreement dated February 18, 2011 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	5/6/2011

10.44#	Letter Agreement dated as of December 23, 2008 between Bottomline Technologies (de), Inc. and Robert A. Eberle.	10-Q	000-25259	10.2	2/6/2009

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.					X

32.1	Section 1350 Certification of Principal Executive Officer.					X

32.2	Section 1350 Certification of Principal Financial Officer.					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document .					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document .					X

*	Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Attached as Exhibit 101 to this report are the following formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended June 30, 2011, 2010 and 2009, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income and Loss for the years ended June 30, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.