Form 10-Q
period 2011-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2011-11-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2011 was 36,024,277.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$124,808	$111,953
Marketable securities	59	64
Accounts receivable, net of allowance for doubtful accounts of $452 at September 30, 2011 and $429 at June 30, 2011	38,722	41,535
Other current assets	18,942	15,308

Total current assets	182,531	168,860
Property, plant and equipment, net	17,050	16,098
Goodwill	96,083	98,524
Intangible assets, net	70,235	74,549
Other assets	3,407	5,303

Total assets	$369,306	$363,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,965	$8,971
Accrued expenses	15,364	18,706
Deferred revenue	38,879	40,510

Total current liabilities	62,208	68,187
Deferred revenue, non-current	4,003	5,438
Deferred income taxes	1,761	2,208
Other liabilities	1,766	1,827

Total liabilities	69,738	77,660

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—35,884 at September 30, 2011, and 34,625 at June 30, 2011; outstanding shares—34,044 at September 30, 2011, and 32,744 at June 30, 2011	36	35
Additional paid-in capital	422,173	408,375
Accumulated other comprehensive loss	(6,628)	(4,524)
Treasury stock: 1,840 shares at September 30, 2011, and 1,881 shares at June 30, 2011, at cost	(20,321)	(20,779)
Accumulated deficit	(95,692)	(97,433)

Total stockholders’ equity	299,568	285,674

Total liabilities and stockholders’ equity	$369,306	$363,334

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2011	2010

Revenues:
Software licenses	$4,033	$3,461
Subscriptions and transactions	17,594	11,534
Service and maintenance	28,849	25,052
Equipment and supplies	2,000	1,991

Total revenues	52,476	42,038
Cost of revenues:
Software licenses	435	215
Subscriptions and transactions	9,085	6,372
Service and maintenance	12,160	10,429
Equipment and supplies	1,571	1,520

Total cost of revenues	23,251	18,536

Gross profit	29,225	23,502
Operating expenses:
Sales and marketing	11,242	8,553
Product development and engineering	5,932	5,012
General and administrative	4,933	4,735
Amortization of intangible assets	3,884	2,882

Total operating expenses	25,991	21,182

Income from operations	3,234	2,320
Other income (expense), net	(113)	282

Income before income taxes	3,121	2,602
Income tax provision (benefit)	1,380	(73)

Net income	$1,741	$2,675

Basic net income per share attributable to common stockholders:	$0.05	$0.09

Diluted net income per share attributable to common stockholders:	$0.05	$0.08

Shares used in computing basic net income per share attributable to common stockholders:	33,710	30,754

Shares used in computing diluted net income per share attributable to common stockholders:	34,841	31,984

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2011	2010
Operating activities:
Net income	$1,741	$2,675
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	3,884	2,882
Stock compensation expense	3,165	2,570
Depreciation and amortization of property, plant and equipment	1,374	1,248
Deferred income tax benefit	(269)	(815)
Provision for allowances on accounts receivable	50	—
Provision for allowances for obsolescence of inventory	—	1
Excess tax benefits associated with stock compensation	(1,131)	(31)
Loss on disposal of equipment	—	23
Loss (gain) on foreign exchange	123	(35)
Changes in operating assets and liabilities:
Accounts receivable	2,233	(190)
Inventory	6	(68)
Prepaid expenses and other current assets	174	(30)
Other assets	154	861
Accounts payable	(876)	(265)
Accrued expenses	(2,717)	525
Deferred revenue	(2,513)	(3,016)
Other liabilities	(10)	11

Net cash provided by operating activities	5,388	6,346
Investing activities:
Purchases of held-to-maturity securities	(63)	(54)
Proceeds from sales of held-to-maturity securities	63	54
Purchases of property and equipment, net	(2,462)	(723)

Net cash used in investing activities	(2,462)	(723)
Financing activities:
Proceeds from sale of common stock, net	—	4,865
Proceeds from exercise of warrants, net	8,452	—
Proceeds from exercise of stock options and employee stock purchase plan	1,509	1,036
Excess tax benefits associated with stock compensation	1,131	31
Capital lease payments	(46)	(28)
Payment of bank financing fees	—	(3)

Net cash provided by financing activities	11,046	5,901
Effect of exchange rate changes on cash	(1,117)	2,032

Increase in cash and cash equivalents	12,855	13,556
Cash and cash equivalents at beginning of period	111,953	122,758

Cash and cash equivalents at end of period	$124,808	$136,314

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2012. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K for Bottomline Technologies (de), Inc. (the Company) as filed with the Securities and Exchange Commission (SEC) on September 9, 2011.

Note 2—Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provide an option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. We will be required to incorporate the provisions of this new standard effective with our first quarter filing for fiscal year 2013 and we have not yet determined which presentation methodology we will adopt.

Note 3—Fair Value

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

At September 30, 2011 and June 30, 2011, our assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2011				June 30, 2011
	Fair Value Measurements Using Input Types			Total	Fair Value Measurements Using Input Types			Total
(in thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$62,712	$—	$—	$62,712	$60,971	$—	$—	$60,971

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Our marketable securities are classified as held to maturity and recorded at amortized cost which, at September 30, 2011 and June 30, 2011, approximated fair value. These investments all mature within one year. The fair value of our other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

Note 4—Product and Business Acquisitions

Allegient

On April 1, 2011, we acquired LAS Holdings, Inc., a Delaware corporation doing business as Allegient Systems, Inc. (Allegient), a provider of advanced capabilities for legal e-billing, bill review and analytics. Allegient’s proprietary Software as a Service (SaaS) platform and value-added turnkey solutions complement and extend our Legal eXchange® portfolio, offering the combined customer base of more than 100 leading insurers enhanced capabilities to effectively manage their legal expenses.

In the preliminary allocation of the purchase price, we recognized approximately $20.3 million of goodwill which arose due to the recognition of certain deferred tax liabilities in purchase accounting, anticipated acquisition synergies and due to the assembled workforce of Allegient. The goodwill is not deductible for income tax purposes. Identifiable intangible assets for Allegient, aggregating $39.7 million, are being amortized over a weighted average useful life of thirteen years. The acquired identifiable intangible assets include customer related assets, core technology, the Allegient tradename and below market lease agreements, and are being amortized over estimated useful lives of thirteen, twelve, one and six years, respectively. Allegient’s operating results were included in our Outsourced Solutions segment from the date of the acquisition forward, and all of the Allegient goodwill was allocated to this segment.

Set forth below is the preliminary allocation of the Allegient purchase price at September 30, 2011.

Current assets	$6,942
Property and equipment	1,370
Other assets	2,617
Customer related intangible assets	30,553
Core technology	8,837
Other intangible assets	278
Goodwill	20,250
Current liabilities	(5,028)
Other liabilities	(16,167)

Total purchase price	$49,652

The purchase price for the Allegient acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with any remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was estimated by performing projections of discounted cash flow, whereby revenues and costs associated with the assets are forecast to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The valuation assumptions also take into consideration our estimates of contract renewal, technology attrition and revenue growth projections.

Allegient Pro forma information

The following unaudited pro forma financial information presents the combined results of operations of Bottomline and Allegient as if the acquisition had occurred on July 1, 2010. The pro forma financial information presented includes the accounting effects resulting from certain adjustments such as an increase in amortization expense as a result of acquired intangible assets, an increase in depreciation expense as a result of acquired property and equipment and a decrease in interest income as a result of the cash paid for the acquisition. This pro forma information does not necessarily reflect the results of operations that would have actually occurred had we and Allegient been a single entity during these periods.

Pro Forma (unaudited) Three months ended September 30, 2010

Revenues	$45,781
Net income	$2,342
Net income per basic share attributable to common stockholders	$0.08
Net income per diluted share attributable to common stockholders	$0.07

Global Commission Payments

On February 24, 2010, we acquired certain customer contracts associated with Bank of America’s Global Commission Payments business. The initial consideration paid by us was $1.0 million in cash. For acquired contracts that we successfully migrate to our Paymode-X® solution, additional consideration is due to Bank of America based on a trailing revenue multiple of the underlying customer. During the year ended June 30, 2011 we recognized, as an increase to the cost of the acquired contracts, additional consideration of $4.4 million which is payable no later than December 31, 2011. This amount represents our estimate of the additional consideration that will be due to Bank of America based on the ultimate customer migration to Paymode-X. The total acquisition cost of $5.4 million has been classified as a component of our customer related intangible assets and is being amortized over an estimated life of seven years. The final customer migration to Paymode-X is currently targeted for completion in the second half of fiscal year 2012.

Note 5—Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,
	2011	2010
	(in thousands)

Numerator:
Net income allocable to common stockholders	$1,741	$2,675

Denominator:
Shares used in computing basic net income per share attributable to common stockholders	33,710	30,754

Effect of dilutive securities	1,131	1,230

Shares used in computing diluted net income per share attributable to common stockholders	34,841	31,984

Basic net income per share attributable to common stockholders	$0.05	$0.09

Diluted net income per share attributable to common stockholders	$0.05	$0.08

The calculation of basic net income per share excludes any dilutive effects of stock options, unvested restricted stock and stock warrants.

For the three months ended September 30, 2011, all shares of unvested restricted stock and stock options were included in the calculation of diluted earnings per share. For the three months ended September 30, 2010, 45,000 shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

Note 6—Comprehensive Income or Loss

Comprehensive income or loss represents our net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended September 30,
	2011	2010
	(in thousands)

Net income	$1,741	$2,675
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,104)	3,396

Comprehensive income (loss)	$(363)	$6,071

Note 7—Operations by Segments and Geographic Areas

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

As of July 1, 2011, we revised the methodology used for allocating general and administrative costs to our reportable segments. We also changed the classification of one customer from the Outsourced Solutions segment to the Banking segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

Similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with this segment is typically recorded upon delivery or, if extended payment terms have been granted to the customer, as payments become contractually due. This segment incorporates our check printing solutions in Europe, revenue for which is typically recorded on a per transaction basis or ratably over the expected life of the customer relationship, as well as certain solutions that are licensed on a subscription basis, revenue for which is typically recorded ratably over the contractual term. This segment also incorporates our payments automation software for direct debit and receivables management for corporations, banks, financial institutions and government organizations, revenue for which is primarily recognized upon delivery.

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

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted Software as a Service (SaaS) offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as budgeting, expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our hosted and outsourced payments and accounts payable automation solutions, including Paymode-X and SWIFT Access Service. Revenue within this segment is generally recognized on a subscription or transaction basis or proportionately over the estimated life of the customer relationship.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition-related expenses (including acquisition related contingent consideration), amortization of intangible assets, impairment losses on equity investments and restructuring related charges. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments at predetermined rates that are established as a percentage of the segment’s budgeted revenues.

We do not track or assign our assets by operating segment.

Segment information for the three months ended September 30, 2011 and 2010 according to the segment descriptions above, is as follows:

	Three Months Ended September 30,
	2011	2010
	(in thousands)

Revenues:
Payments and Transactional Documents	$24,751	$23,501
Banking Solutions	13,016	11,180
Outsourced Solutions	14,709	7,357

Total revenues	$52,476	$42,038

Segment measure of profit:
Payments and Transactional Documents	$6,057	$5,395
Banking Solutions	2,610	2,809
Outsourced Solutions	1,767	9

Total measure of segment profit	$10,434	$8,213

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended September 30,
	2011	2010
	(in thousands)

Total measure of segment profit	$10,434	$8,213
Less:
Amortization of intangible assets	(3,884)	(2,882)
Stock-based compensation expense	(3,165)	(2,570)
Acquisition related expenses	(124)	(441)
Restructuring expenses	(27)	—
Add:
Other income (loss), net	(113)	282

Income before income taxes	$3,121	$2,602

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended September 30,
	2011	2010
	(in thousands)

Depreciation expense:
Payments and Transactional Documents	$384	$419
Banking Solutions	234	168
Outsourced Solutions	756	661

Total depreciation expense	$1,374	$1,248

Geographic Information

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

	Three Months Ended September 30,
	2011	2010
	(in thousands)

Revenues from unaffiliated customers:
United States	$35,594	$28,937
Europe	16,182	12,608
Asia-Pacific	700	493

Total revenues from unaffiliated customers	$52,476	$42,038

Long-lived assets, which are based on geographical location, were as follows:

	September 30, 2011	June 30, 2011
	(in thousands)

Long-lived assets, net
United States	$15,056	$14,053
Europe	3,286	3,469
Asia-Pacific	146	167

Total long-lived assets, net	$18,488	$17,689

Note 8—Income Taxes

We recorded income tax expense of $1.4 million and an income tax benefit of $0.1 million for the three months ended September 30, 2011 and 2010, respectively. The income tax expense for the quarter ended September 30, 2011 was primarily attributable to our UK and US operations, which was offset in part by a tax benefit of $0.1 million resulting from the enactment of legislation during the quarter that decreased the statutory tax rates in the UK. This benefit is not expected to recur in subsequent quarters.

The income tax benefit for the quarter ended September 30, 2010 was substantially due to the impact of a discrete tax benefit of $0.9 million arising from the release of a portion of our valuation allowance that had previously been recorded against our UK deferred tax assets. The ability to release a portion of the UK valuation allowance was attributable to continued improvement in the UK operations including the attainment of three years of cumulative profitability on a pre-tax basis during the quarter ended September 30, 2010. The tax benefit was offset in part by tax expense attributable to our UK, Australian and US operations. The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.1 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

Note 9—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization. Other intangible assets consist of acquired tradenames, backlog, patents and below market lease arrangements.

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$104,857	$(50,829)	$54,028	11.1
Core technology	42,468	(28,470)	13,998	8.9
Other intangible assets	3,696	(1,487)	2,209	10.2

Total	$151,021	$(80,786)	$70,235

Unamortized intangible assets:
Goodwill			96,083

Total intangible assets			$166,318

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
		(in thousands)		(in years)
Amortized intangible assets:
Customer related	$106,013	$(48,495)	$57,518	11.1
Core technology	42,797	(28,084)	14,713	9.1
Other intangible assets	3,699	(1,381)	2,318	10.2

Total	$152,509	$(77,960)	$74,549

Unamortized intangible assets:
Goodwill			98,524

Total intangible assets			$173,073

Estimated amortization expense for fiscal year 2012 and subsequent fiscal years is as follows:

(in thousands)
2012	$13,861
2013	11,489
2014	8,516
2015	7,777
2016	6,638
2017 and thereafter	25,838

Note 10—Restructuring Costs

During fiscal 2011 we realigned our workforce and the workforce of certain of our fiscal 2011 acquisitions, and recorded pre-tax restructuring expenses of approximately $1.1 million.

A rollforward of the restructuring activity for the quarter ended September 30, 2011 is as follows:

(in thousands)
Accrued severance benefits at June 30, 2011	$134
Charged to general and administrative expense	27
Payments charged against the accrual	(149)

Accrued severance benefits at September 30, 2011	$12

Note 11—Warrant Exercise

In July 2011, Bank of America exercised their warrant to purchase 1,000,000 shares of our common stock and, pursuant to that exercise, we received $8.5 million in cash. The warrant had been issued to Bank of America in connection with our September 2009 acquisition of PayMode and, as provided in the warrant agreement, Bank of America may not sell the shares issued to it upon exercise in an amount in excess of 200,000 shares per month.

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

Overview

We provide collaborative payment, invoice and document management solutions to corporations, insurance companies, healthcare organizations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, document management, reporting and document archive. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. A growing portion of our offerings are being sold as SaaS-based solutions and paid for on a subscriptions and transactions basis. Historically, however, our software has been sold predominantly on a perpetual license basis.

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

For the first three months of fiscal year 2012, our revenue increased to $52.5 million from $42.0 million in the same period of fiscal year 2011. This revenue increase was attributable to revenue increases of $7.4 million in our Outsourced Solutions segment, $1.8 million in our Banking Solutions segment and $1.3 million in our Payments and Transactional Documents segment. The revenue contribution from our legal spend management solutions, our SWIFT Access Service solution and increased revenue from our Paymode-X® solution accounted for the majority of the revenue increase in our Outsourced Solutions segment. The Banking Solutions segment’s increased revenue related to both new and ongoing projects. The increased revenue in our Payments and Transactional Documents segment was related to increased European revenue in our payment and document automation products principally due to increased revenue from our fiscal 2011 acquisition of Direct Debit Limited (DDL). These increases include a favorable effect of foreign exchange rates of $0.6 million primarily associated with the British Pound Sterling, which appreciated against the US Dollar when compared to the same period in the prior fiscal year.

We had net income of $1.7 million in the three months ended September 30, 2011 compared to net income of $2.7 million in the three months ended September 30, 2010. The decrease in net income was due largely to $1.4 million of income tax expense recognized in the three months ended September 30, 2011 as compared to an income tax benefit of $0.1 million recognized in the three months ended September 30, 2010. Our gross margin increased $5.7 million in the first three months of fiscal year 2012 related primarily to our increased revenue across all segments as compared to the same period in the prior year. The increased gross margin was partially offset by increased operating expense of $4.8 million which was primarily due to increased employee related costs and increased intangible asset amortization expense related to our fiscal 2011 acquisitions as compared to the same period in the prior year.

In the first three months of fiscal 2012, we derived approximately 38% of our revenue from customers located outside of North America, principally in the UK and Australia. We expect future revenue growth to be driven by increased purchases of our products, including legal spend management solutions, SWIFT Access Service solution, Paymode-X and our WebSeries® products, by new and existing bank and financial institution customers in both North America and international markets and from increased sales of our payments and transactional documents products.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2011 related to stock based compensation, revenue recognition, the valuation of goodwill and intangible assets and the valuation of acquired intangible assets and acquired deferred revenue. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 9, 2011. There have been no changes to our critical accounting policies during the three months ended September 30, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provide an option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. We will be required to incorporate the provisions of this new standard effective with our first quarter filing for fiscal year 2013 and we have not yet determined which presentation methodology we will adopt.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

As of July 1, 2011, we revised the methodology used for allocating general and administrative costs to our reportable segments. We also changed the classification of one customer from the Outsourced Solutions segment to the Banking segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended September 30,		Increase (Decrease) Between Periods 2011 Compared to 2010
	2011	2010
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$24,751	$23,501	$1,250	5.3
Banking Solutions	13,016	11,180	1,836	16.4
Outsourced Solutions	14,709	7,357	7,352	99.9

	$52,476	$42,038	$10,438	24.8

Segment measure of profit:
Payments and Transactional Documents	$6,057	$5,395	$662	12.3
Banking Solutions	2,610	2,809	(199)	(7.1)
Outsourced Solutions	1,767	9	1,758	19,533.3

Total measure of segment profit	$10,434	$8,213	$2,221	27.0

A reconciliation of the measure of segment profit to our GAAP income for the three months ended September 30, 2011 and 2010, before the provision for income taxes, is as follows:

	Three Months Ended September 30,
	2011	2010
	(in thousands)

Total measure of segment profit	$10,434	$8,213
Less:
Amortization of intangible assets	(3,884)	(2,882)
Stock-based compensation expense	(3,165)	(2,570)
Acquisition related expenses	(124)	(441)
Restructuring expenses	(27)	—
Add:
Other income (loss), net	(113)	282

Income before income taxes	$3,121	$2,602

Payments and Transactional Documents. The revenue increase for the three months ended September 30, 2011 was primarily attributable to increases of $0.6 million in software license revenue and $0.7 million in subscriptions and transactions revenue, both of which were attributable to increased European revenue as a result of our fiscal 2011 acquisition of DDL. These increases include a favorable effect of foreign exchange rates of $0.5 million primarily associated with the British Pound Sterling which appreciated against the US Dollar when compared to the same period in the prior fiscal year. The segment profit increase of $0.7 million for the three months ended September 30, 2011 was primarily attributable to increased gross margins related to increased European revenue from our payment and document automation products, partially offset by increased sales and marketing expenses as compared to the three months ended September 30, 2010. The segment profit increase includes a favorable effect of foreign exchange rates of $0.1 million primarily associated with the British Pound Sterling. We expect revenue and profit for the Payments and Transactional Documents segment to increase during the remaining three quarters of fiscal 2012 as a result of increased sales of our payment and document automation solutions and improvements in gross margins.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the same period in the prior fiscal year due to an increase in professional services revenue of $3.4 million associated with both new and ongoing banking projects, partially offset by a decrease in subscriptions and transactions revenue of $1.4 million. Segment profit decreased $0.2 million for the three months ended September 30, 2011 as compared to the same period in the prior fiscal year. Operating expenses increased by $1.0 million associated with increased sales and marketing and product development related costs. The increased sales and marketing costs were primarily related to increased headcount costs and increased trade show costs. The increased operating expenses were partially offset by improved gross margins of $0.8 million primarily associated with the increase in professional services revenue. We expect revenue and profit for the Banking Solutions segment to increase during the remainder of the fiscal year as a result of the contribution of revenue from ongoing projects and from additional purchases from new and existing bank and financial institution customers.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased as compared to the same period in the prior fiscal year due primarily to the revenue contribution from our legal spend management solutions of $4.6 million, our SWIFT Access Service solution of $1.8 million and our Paymode-X solution of $0.9 million. The legal spend management solutions revenue growth was driven principally by our April 2011 acquisition of Allegient and the SWIFT Access Service revenue growth was driven by our October 2010 acquisition of SMA Financial Ltd. (SMA). Segment profit increased $1.8 million as compared to the same period in the prior fiscal year due primarily to our increased profitability from our fiscal 2011 acquisitions and improved gross margins from our Paymode-X solution. We expect revenue and profit for the Outsourced Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from our legal spend management and Paymode-X solutions and from our SWIFT Access Service solution.

Revenues by category

	Three Months Ended September 30,				Increase Between Periods 2011 Compared to 2010
	2011		2010
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$4,033	7.7	$3,461	8.2	$572	16.5
Subscriptions and transactions	17,594	33.5	11,534	27.4	6,060	52.5
Service and maintenance	28,849	55.0	25,052	59.6	3,797	15.2
Equipment and supplies	2,000	3.8	1,991	4.8	9	0.5

Total revenues	$52,476	100.0	$42,038	100.0	$10,438	24.8

Software Licenses. The increase in software license revenues was due to an increase in European revenue of approximately $0.7 million in our Payments and Transactional Documents segment principally attributable to our February 2011 acquisition of DDL. We expect software license revenues to increase during the remainder of fiscal year 2012, principally as a result of increased software license revenue from our Payments and Transactional Documents and Banking Solutions segments.

Subscriptions and Transactions. The increase in subscriptions and transactions revenues was due principally to the revenue contribution from our legal spend management solutions of $4.5 million, SWIFT Access Service solution of $1.3 million, Paymode-X solution of $0.9 million and payments and document automation products of $0.7 million. The increases in legal spend management and SWIFT Access Service revenues were due to our fiscal 2011 acquisitions of Allegient and SMA, respectively. These revenue increases were partially offset by a decrease in revenue from our Banking Solutions segment of $1.4 million as compared to the same period in the prior fiscal year. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of the revenue contribution from our legal spend management, Paymode-X and SWIFT Access Service solutions.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues of $3.3 million associated with both new and ongoing banking projects and increased revenues from our SWIFT Access Service solution of $0.6 million, partially offset by a decrease in European service and maintenance revenue from our payment and document automation products of $0.2 million. The increased revenue includes a favorable effect of foreign exchange rates of $0.3 million primarily associated with the British Pound Sterling which appreciated against the US Dollar when compared to the same period in the prior fiscal year. We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of new and existing projects within our Banking Solutions segment.

Equipment and Supplies. Equipment and supplies revenue remained relatively unchanged as compared to the same period in the prior fiscal year. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of 2012.

Cost of revenues by category

	Three Months Ended September 30,				Increase Between Periods 2011 Compared to 2010
	2011		2010
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$435	0.8	$215	0.5	$220	102.3
Subscriptions and transactions	9,085	17.3	6,372	15.2	2,713	42.6
Service and maintenance	12,160	23.2	10,429	24.8	1,731	16.6
Equipment and supplies	1,571	3.0	1,520	3.6	51	3.4

Total cost of revenues	$23,251	44.3	$18,536	44.1	$4,715	25.4

Gross profit	$29,225	55.7	$23,502	55.9	$5,723	24.4

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased to 11% of software license revenues in the three months ended September 30, 2011 as compared to 6% for the three months ended September 30, 2010. The increase in software license costs of $ $0.2 million was primarily due to the cost of third party software that accompanies certain of our European sales and increased third party costs related to new and ongoing banking projects. We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 52% of subscriptions and transactions revenues in the three months ended September 30, 2011 as compared to 55% in the same period of 2010. The decrease in subscriptions and transactions costs as a percentage of revenue was due primarily to higher gross margins associated with our legal spend management solutions as a result of our April 2011 acquisition of Allegient and improved gross margins with our Paymode-X solution. We expect that subscriptions and transactions costs will decline slightly as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs remained consistent at 42% of service and maintenance revenues in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased slightly to 79% of equipment and supplies revenues in the three months ended September 30, 2011 as compared to 76% for the three months ended September 30, 2010. The cost increase as a percentage of revenues is primarily related to a higher mix of lower margin transactions. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended September 30,				Increase Between Periods 2011 Compared to 2010
	2011		2010
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$11,242	21.4	$8,553	20.3	$2,689	31.4
Product development and engineering	5,932	11.3	5,012	11.9	920	18.4
General and administrative	4,933	9.4	4,735	11.3	198	4.2
Amortization of intangible assets	3,884	7.4	2,882	6.9	1,002	34.8

Total operating expenses	$25,991	49.5	$21,182	50.4	$4,809	22.7

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 as a result of an increase in employee related costs of $1.9 million and increased travel costs primarily due to the impact of our fiscal 2011 acquisitions and increased trade show costs. We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily attributable to an increase in costs associated with contract employees of $0.9 million which augmented existing resources to drive increased product development and enhancement initiatives. We expect that product development and engineering expenses will increase during the remainder of the fiscal year as we continue to invest in solutions that we believe will drive future revenue growth, such as our Paymode-X, legal spend management and transaction banking offerings.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily due to increases in employee related costs of $0.3 million and an increase in costs associated with contract employees of $0.1 million, partially offset by a reduction in acquisition related expenses of $0.3 million. We expect that general and administrative expenses will remain relatively consistent during the remainder of the fiscal year.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010 occurred as a result of increased expense from intangible assets associated with our fiscal 2011 acquisitions. We expect that total amortization expense for fiscal 2012 will approximate $13.9 million.

Other Income (Expense), Net

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2011	2010	2011 Compared to 2010
		(in thousands)		%
Interest income	$114	$117	$(3)	(2.6)
Interest expense	(16)	(15)	(1)	(6.7)
Other income (expense), net	(211)	180	(391)	(217.2)

Other income (expense), net	$(113)	$282	$(395)	(140.1)

Other Income (Expense), Net. In the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, interest income decreased slightly as a result of decreased cash balances. Interest expense remained insignificant during the three months ended September 30, 2011 and 2010. The decline in other income (expense) is the result of foreign exchange losses in the three months ended September 30, 2011 compared with foreign exchange gains in the three months ended September 30, 2010. We expect that the individual components of other income and expense will continue to represent minor components of our overall operations during the remainder of fiscal 2012.

Provision for Income Taxes

We recorded income tax expense of $1.4 million and an income tax benefit of $0.1 million for the three months ended September 30, 2011 and 2010, respectively. The income tax expense for the quarter ended September 30, 2011 was primarily attributable to our UK and US operations, which was offset in part by a tax benefit of $0.1 million resulting from the enactment of legislation during the quarter that decreased the statutory tax rates in the UK. This benefit is not expected to recur in subsequent quarters.

The income tax benefit for the quarter ended September 30, 2010 was substantially due to the impact of a discrete tax benefit of $0.9 million arising from the release of a portion of a valuation allowance that had previously been recorded against our UK deferred tax assets. Our ability to release a portion of the UK valuation allowance was attributable to continued improvement in our UK operations, including the attainment of three years of cumulative profitability on a pre-tax basis during the quarter ended September 30, 2010. The tax benefit was offset in part by tax expense attributable to our UK, Australian and US operations. The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.1 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

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

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the three months ended September 30, 2011 and 2010 are summarized in the tables below:

	September 30,	June 30,
	2011	2011
	(in thousands)
Cash, cash equivalents and marketable securities	$124,867	$112,017
Long-term debt (capital leases)	$67	$96

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Cash provided by operating activities	$5,388	$6,346
Cash used in investing activities	(2,462)	(723)
Cash provided by financing activities	11,046	5,901
Effect of exchange rates	(1,117)	2,032

Cash, cash equivalents and marketable securities. At September 30, 2011 our cash and cash equivalents consisted primarily of cash deposits held at major banks, money market funds and marketable securities. The increase in cash, cash equivalents and marketable securities at September 30, 2011 from June 30, 2011 was primarily due to $8.5 million of cash generated from the exercise of warrants in our common stock, $5.4 million of cash generated from operations and $1.5 million of cash generated from the exercise of stock options and the purchase of our stock by participants in our employee stock purchase plan. These increases were offset by the use of $2.5 million of cash to purchase property and equipment.

Cash, cash equivalents and marketable securities included $27.5 million held by our foreign subsidiaries as of September 30, 2011 that were denominated in currencies other than US Dollars. Accordingly, decreases in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar decreased our overall cash balances by approximately $1.1 million in the three months ended September 30, 2011. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we have recently experienced, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net income, less the impact of non-cash expenses and changes in working capital. Cash generated from operations decreased by $1.0 million during the three months ended September 30, 2011 as compared to the same period in the prior year. The decrease was primarily due to an increase in cash used for accrued expenses of $3.2 million offset in part by an increase in cash provided by accounts receivable of $2.4 million.

At September 30, 2011, a portion of the deferred tax assets associated with our US and European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

At September 30, 2011, we had US net operating loss carryforwards of $55.7 million, which expire at various times through the year 2031 and European net operating loss carryforwards of $9.3 million, which have no statutory expiration date. We also currently have approximately $2.6 million of research and development tax credit carryforwards available, which expire at various points through year 2032. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities. The increase in net cash used in investing activities for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was due to $2.5 million of cash used for the purchase of property and equipment in the three months ended September 30, 2011 as compared to $0.7 million in the same period in the prior year.

Financing Activities. The increase in cash inflows from financing activities relates primarily to the proceeds from the exercise of common stock warrants issued to Bank of America in connection with our acquisition of PayMode®. During fiscal 2011 we generated net proceeds of $4.9 million from the partial exercise of an over-allotment option from our June 2010 common stock offering.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2011, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of September 30, 2011:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$17,919	$2,903	$7,949	$2,300	$4,767
Capital lease obligations	209	111	98	—	—
Estimated acquisition contingent consideration (see Note 4)	4,400	4,400	—	—	—
Other contractual obligations	1,134	521	613	—	—

Total	$23,662	$7,935	$8,660	$2,300	$4,767

*	Payment due dates are calculated from our most recent fiscal year end of June 30, 2011.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits as of September 30, 2011 in the amount of $0.5 million. These amounts have been excluded because as of September 30, 2011 we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities primarily due to changes in interest rates. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on September  9, 2011.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2002, we and Optio joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline and denying in part the motion to dismiss as to Optio. In addition, in October 2002, Daniel M. McGurl, Robert A. Eberle, C. Wayne Cape and F. Barron Hughes were dismissed from this case without prejudice. Both Bottomline and Optio authorized the negotiation of a settlement of the pending claims, and the parties negotiated a settlement, which was subject to approval by the court. On August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. On June 25, 2007, the District Court signed an order terminating the settlement. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated focus cases in the District Court. That motion was withdrawn. Neither Bottomline nor Optio’s cases are part of the designated focus case group. On November 13, 2007, the issuer defendants in the designated focus cases filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in these focus cases. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On August 25, 2009, the plaintiffs filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 25, 2009. Various notices of appeal of the Court’s order have been filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, the plaintiffs moved to dismiss with prejudice the appeal filed by one of the two objectors based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record. On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector has standing. On August 25, 2011, the District Court concluded that the remaining objector lacked standing. On September 23, 2011, the remaining objector filed a Notice of Appeal of the District Court’s August 25, 2011 Order. That appeal remains pending.

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

The risk factors below do not reflect material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

Acquisitions could disrupt our business and harm our financial condition

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. During fiscal year 2011, we acquired Allegient, with operations in the United States and Canada, SMA and DDL, which are both UK-based businesses and substantially all of the assets of Business Information Technology Group (BITG), which has locations in Australia and New Zealand. We may in the future acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At September 30, 2011, the carrying value of our goodwill and our other intangible assets was approximately $96.1 million and $70.2 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2011 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in Europe and the Asia-Pacific region. During the three months ended September 30, 2011, approximately 38% of our revenues and 31% of our operating expenses, respectively, were attributable to customers or operations located outside of North America. During the three months ended September 30, 2011 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound to the US Dollar increased slightly. We anticipate that foreign currency exchange rates may continue to fluctuate in the near term. Appreciation of the US Dollar against the British Pound, European Euro and Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

Litigation involving patents and other intellectual property rights is common in the United States and in other countries where we operate. We may be a party to litigation in the future to protect our intellectual property rights or as a result of an alleged infringement of the intellectual property rights of others. Any such claims, whether or not meritorious, could require us to spend significant sums in litigation, pay damages, delay product implementations, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claim. These claims could have a material adverse effect on our business, operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
July 1, 2011 — July 31, 2011	—	—	—	$4,401,000
August 1, 2011 — August 31, 2011	—	—	—	$4,401,000
September 1, 2011 — September 30, 2011	—	—	—	$4,401,000

Total	—	—	—	$4,401,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 8, 2011	By:	/S/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Fourth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

**	submitted electronically herewith
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, (ii) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.