Form 10-Q
period 2011-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2012-02-07
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2012 was 36,230,267.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2011	June 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$131,332	$111,953
Marketable securities	62	64
Accounts receivable, net of allowance for doubtful accounts of $482 at December 31, 2011 and $429 at June 30, 2011	46,368	41,535
Other current assets	18,156	15,308

Total current assets	195,918	168,860
Property, plant and equipment, net	17,111	16,098
Goodwill	96,871	98,524
Intangible assets, net	69,233	74,549
Other assets	3,466	5,303

Total assets	$382,599	$363,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,756	$8,971
Accrued expenses	16,831	18,706
Deferred revenue	42,441	40,510

Total current liabilities	67,028	68,187
Deferred revenue, non-current	4,313	5,438
Deferred income taxes	2,099	2,208
Other liabilities	1,803	1,827

Total liabilities	75,243	77,660

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—36,108 at December 31, 2011, and 34,625 at June 30, 2011; outstanding shares—34,268 at December 31, 2011, and 32,744 at June 30, 2011	36	35
Additional paid-in capital	427,797	408,375
Accumulated other comprehensive loss	(6,928)	(4,524)
Treasury stock: 1,840 shares at December 31, 2011, and 1,881 shares at June 30, 2011, at cost	(20,321)	(20,779)
Accumulated deficit	(93,228)	(97,433)

Total stockholders’ equity	307,356	285,674

Total liabilities and stockholders’ equity	$382,599	$363,334

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues:
Software licenses	$4,402	$4,180	$8,435	$7,642
Subscriptions and transactions	19,054	13,031	36,648	24,565
Service and maintenance	29,667	24,952	58,516	50,004
Equipment and supplies	1,971	2,119	3,971	4,110

Total revenues	55,094	44,282	107,570	86,321
Cost of revenues:
Software licenses	529	214	964	429
Subscriptions and transactions	9,215	6,748	18,300	13,121
Service and maintenance	13,239	10,404	25,399	20,833
Equipment and supplies	1,565	1,635	3,136	3,155

Total cost of revenues	24,548	19,001	47,799	37,538

Gross profit	30,546	25,281	59,771	48,783
Operating expenses:
Sales and marketing	11,430	9,257	22,672	17,811
Product development and engineering	5,932	5,476	11,864	10,488
General and administrative	4,912	4,545	9,845	9,280
Amortization of intangible assets	3,433	2,905	7,317	5,787

Total operating expenses	25,707	22,183	51,698	43,366

Income from operations	4,839	3,098	8,073	5,417
Other income (expense), net	28	32	(85)	315

Income before income taxes	4,867	3,130	7,988	5,732
Income tax provision	2,403	1,065	3,783	992

Net income	$2,464	$2,065	$4,205	$4,740

Basic net income per share attributable to common stockholders:	$0.07	$0.07	$0.12	$0.15

Diluted net income per share attributable to common stockholders:	$0.07	$0.06	$0.12	$0.15

Shares used in computing basic net income per share attributable to common stockholders:	34,160	31,330	33,935	31,042

Shares used in computing diluted net income per share attributable to common stockholders:	35,090	33,253	34,966	32,619

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2011	2010
Operating activities:
Net income	$4,205	$4,740
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	7,317	5,787
Stock compensation expense	6,538	5,422
Depreciation and amortization of property, plant and equipment	2,785	2,518
Deferred income tax benefit	(165)	(715)
Provision for allowances on accounts receivable	80	1
Provision for allowances for obsolescence of inventory	—	4
Excess tax benefits associated with stock compensation	(2,186)	(322)
Loss on disposal of equipment	—	24
Loss on foreign exchange	29	30
Changes in operating assets and liabilities:
Accounts receivable	(5,057)	(8,708)
Inventory	(83)	(122)
Prepaid expenses and other current assets	1,905	4,552
Other assets	262	(1,764)
Accounts payable	(1,105)	(32)
Accrued expenses	(1,382)	(618)
Deferred revenue	1,150	3,107
Other liabilities	41	16

Net cash provided by operating activities	14,334	13,920
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(2,940)	(5,962)
Purchases of held-to-maturity securities	(63)	(54)
Proceeds from sales of held-to-maturity securities	63	54
Purchases of property and equipment, net	(3,935)	(1,913)

Net cash used in investing activities	(6,875)	(7,875)
Financing activities:
Proceeds from exercise of warrants, net	8,452	—
Proceeds from sale of common stock, net	—	4,864
Proceeds from exercise of stock options and employee stock purchase plan	2,704	7,898
Excess tax benefits associated with stock compensation	2,186	322
Capital lease payments	(84)	(56)
Payment of bank financing fees	—	(3)

Net cash provided by financing activities	13,258	13,025
Effect of exchange rate changes on cash	(1,338)	2,108

Increase in cash and cash equivalents	19,379	21,178
Cash and cash equivalents at beginning of period	111,953	122,758

Cash and cash equivalents at end of period	$131,332	$143,936

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2011

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2012. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 9, 2011.

Note 2—Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provide an option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. This will change the manner in which comprehensive income is presented in our overall financial statements, but will not result in any other accounting or financial reporting impact to us. We will be required to incorporate the provisions of this new standard effective with our first quarter filing for fiscal year 2013 and we have not yet determined which presentation methodology we will adopt.

In May 2011, the FASB issued an accounting standards update that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that use significant unobservable (Level 3) inputs. This guidance will be effective with our fiscal quarter ended March 31, 2012 on a prospective basis. Early application is not permitted. This update is not expected to have a material impact on our consolidated financial statements.

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

At December 31, 2011 and June 30, 2011, our assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2011				June 30, 2011
(in thousands)	Fair Value Measurements Using Input Types			Total	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$63,508	$—	$—	$63,508	$60,971	$—	$—	$60,971

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Our marketable securities are classified as held to maturity and recorded at amortized cost which, at December 31, 2011 and June 30, 2011, approximated fair value. These investments all mature within one year. The fair value of our other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

Note 4—Product and Business Acquisitions

Logical Progression and IDT

On November 10, 2011, we acquired IDT Ltd. (IDT), a longtime partner and reseller of Bottomline’s document automation solutions in the United Kingdom and Europe. The acquisition extends our market reach and adds more than 140 customers to our customer base. In the allocation of the purchase price set forth below, based on foreign exchange rates at the time of the acquisition, we recognized approximately $0.6 million of goodwill. The goodwill arose due to anticipated acquisition synergies, the recognition of certain deferred tax liabilities in purchase accounting and the assembled workforce of IDT. The goodwill is not deductible for income tax purposes. The IDT operating results have been included in the results of the Payments and Transactional Documents segment from the date of the acquisition forward and all of the goodwill was allocated to this segment. The identifiable intangible asset for IDT is being amortized over an estimated useful life of nine years.

On November 30, 2011, we acquired substantially all of the assets and assumed certain liabilities of Logical Progression Group, Inc. (Logical Progression), an early stage company focused on the development of mobile solutions for the healthcare industry. Logical Progression’s innovative technology, Logical Ink®, will be offered as part of our healthcare solutions portfolio. In the allocation of the purchase price set forth below, we recognized approximately $0.6 million of goodwill, which arose principally due to anticipated acquisition synergies and this amount is deductible over a 15 year period for US income tax purposes. Logical Progression operating results have been included in the results of the Payments and Transactional Documents segment from the date of the acquisition forward and all of the goodwill was allocated to this segment. The identifiable intangible assets are being amortized over a weighted average useful life of nine years.

Set forth below is the allocation of the purchase price for both Logical Progression and IDT as of December 31, 2011.

	IDT	Logical Progression	Total
	(in thousands)

Current assets	$1,396	$11	$1,407
Property and equipment	5	5	10
Customer related intangible assets	1,678	329	2,007
Core technology	—	389	389
Other intangible assets	—	84	84
Goodwill	550	646	1,196
Current liabilities	(636)	(12)	(648)
Other liabilities	(603)	(4)	(607)

Total purchase price	$2,390	$1,448	$3,838

Acquisition costs of approximately $0.1 million were expensed during the six months ended December 31, 2011, principally as a component of general and administrative expenses, in connection with the IDT and Logical Progression acquisitions. Pro forma results of operations for the IDT and Logical Progression acquisitions, both individually and in the aggregate, were not material to our financial results and therefore have not been presented.

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

In the allocation of the purchase price, we recognized approximately $20.2 million of goodwill which arose due to the recognition of certain deferred tax liabilities in purchase accounting, anticipated acquisition synergies and due to the assembled workforce of Allegient. The goodwill is not deductible for income tax purposes. Identifiable intangible assets for Allegient, aggregating $39.7 million, are being amortized over a weighted average useful life of thirteen years. The acquired identifiable intangible assets include customer related assets, core technology, the Allegient tradename and below market lease agreements and are being amortized over estimated useful lives of thirteen, twelve, one and six years, respectively. Allegient’s operating results were included in our Outsourced Solutions segment from the date of the acquisition forward, and all of the Allegient goodwill was allocated to this segment.

Set forth below is the allocation of the Allegient purchase price at December 31, 2011.

(in thousands)
Current assets	$6,931
Property and equipment	1,370
Other assets	2,617
Customer related intangible assets	30,553
Core technology	8,837
Other intangible assets	278
Goodwill	20,177
Current liabilities	(4,944)
Other liabilities	(16,167)

Total purchase price	$49,652

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

Allegient Pro forma information

The following unaudited pro forma financial information presents the combined results of operations of Bottomline and Allegient as if that acquisition had occurred on July 1, 2010. The pro forma financial information presented includes the accounting effects resulting from certain adjustments such as an increase in amortization expense as a result of acquired intangible assets, an increase in depreciation expense as a result of acquired property and equipment and a decrease in interest income as a result of the cash paid for the acquisition. This pro forma information does not necessarily reflect the results of operations that would have actually occurred had we and Allegient been a single entity during these periods.

	Pro Forma (unaudited) Three months ended	Pro Forma (unaudited) Six months ended
	December 31, 2010	December 31, 2010
	(in thousands)
Revenues	$48,357	$94,137
Net income	$1,872	$4,214
Net income per basic share attributable to common stockholders	$0.06	$0.14
Net income per diluted share attributable to common stockholders	$0.06	$0.13

Global Commission Payments

On February 24, 2010, we acquired certain customer contracts associated with Bank of America’s Global Commission Payments business. The initial consideration paid by us was $1.0 million in cash. For acquired contracts that we successfully migrate to our Paymode-X® solution, additional consideration is due to Bank of America based on a trailing revenue multiple of the underlying customer. During the year ended June 30, 2011 we recognized, as an increase to the cost of the acquired contracts, additional consideration of $4.4 million which we expect to pay in February 2012. This amount represents our estimate of the additional consideration that will be due to Bank of America based on the ultimate customer migration to Paymode-X. The total acquisition cost of $5.4 million has been classified as a component of our customer related intangible assets and is being amortized over an estimated life of seven years. The final customer migration to Paymode-X is currently targeted for completion in February 2012.

Note 5—Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands)
Numerator:
Net income allocable to common stockholders	$2,464	$2,065	$4,205	$4,740

Denominator:
Shares used in computing basic net income per share attributable to common stockholders	34,160	31,330	33,935	31,042
Effect of dilutive securities	930	1,923	1,031	1,577

Shares used in computing diluted net income per share attributable to common stockholders	35,090	33,253	34,966	32,619

Basic net income per share attributable to common stockholders	$0.07	$0.07	$0.12	$0.15

Diluted net income per share attributable to common stockholders	$0.07	$0.06	$0.12	$0.15

The calculation of basic net income per share excludes any dilutive effects of stock options, unvested restricted stock and stock warrants.

For the six months ended December 31, 2010, 22,500 stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

Note 6—Comprehensive Income or Loss

Comprehensive income or loss represents our net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands)
Net income	$2,464	$2,065	4,205	$4,740
Other comprehensive income (loss):
Foreign currency translation adjustments	(300)	(327)	(2,404)	3,069

Comprehensive income	$2,164	$1,738	$1,801	$7,809

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

As of July 1, 2011, we revised the methodology used for allocating general and administrative costs to our reportable segments. We also changed the classification of one customer from the Outsourced Solutions segment to the Banking Solutions segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

Similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also incorporates our payments automation software for direct debit and receivables management. This segment also provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with the aforementioned products and services is typically recorded upon delivery or, if extended payment terms have been granted to the customer, as payments become contractually due. This segment also incorporates our check printing solutions in Europe, revenue for which is typically recorded on a per transaction basis or ratably over the expected life of the customer relationship, as well as certain solutions that are licensed on a subscription basis, revenue for which is typically recorded ratably over the contractual term.

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

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted SaaS offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as budgeting, expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our hosted and outsourced payments and accounts payable automation solutions, including Paymode-X and SWIFT Access Service. Revenue within this segment is generally recognized on a subscription or transaction basis or proportionately over the estimated life of the customer relationship.

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

We do not track or assign our assets by operating segment.

Segment information for the three and six months ended December 31, 2011 and 2010 according to the segment descriptions above is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands)
Revenues:
Payments and Transactional Documents	$25,126	$24,010	$49,878	$47,511
Banking Solutions	13,372	11,182	26,387	22,363
Outsourced Solutions	16,596	9,090	31,305	16,447

Total revenues	$55,094	$44,282	$107,570	$86,321

Segment measure of profit:
Payments and Transactional Documents	$6,172	$6,361	$12,228	$11,755
Banking Solutions	2,276	1,925	4,886	4,734
Outsourced Solutions	3,398	937	5,166	946

Total measure of segment profit	$11,846	$9,223	$22,280	$17,435

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands)
Total measure of segment profit	$11,846	$9,223	$22,280	$17,435
Less:
Amortization of intangible assets	(3,433)	(2,905)	(7,317)	(5,787)
Stock-based compensation expense	(3,373)	(2,851)	(6,538)	(5,422)
Acquisition related expenses	(177)	(309)	(301)	(749)
Restructuring expenses	(24)	(60)	(51)	(60)
Add:
Other income (expense), net	28	32	(85)	315

Income before income taxes	$4,867	$3,130	$7,988	$5,732

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$407	$443	$791	$862
Banking Solutions	245	168	480	336
Outsourced Solutions	759	659	1,514	1,320

Total depreciation expense	$1,411	$1,270	$2,785	$2,518

Geographic Information

We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale rather than the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here, particularly in respect of financial institution customers located in Australia and Canada for which the point of sale was the United States.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands)
Revenues from unaffiliated customers:
United States	$37,298	$30,048	$72,892	$58,985
Europe	17,034	13,699	33,216	26,307
Asia-Pacific	762	535	1,462	1,029

Total revenues from unaffiliated customers	$55,094	$44,282	$107,570	$86,321

Long-lived assets, which are based on geographical location, were as follows:

	December 31,	June 30,
	2011	2011
	(in thousands)
Long-lived assets, net
United States	$15,024	$14,053
Europe	3,262	3,469
Asia-Pacific	154	167

Total long-lived assets, net	$18,440	$17,689

Note 8—Income Taxes

We recorded income tax expense of $2.4 million and $1.1 million for the three months ended December 31, 2011 and 2010, respectively. The income tax expense recorded for the quarter ended December 31, 2011 was attributable to our UK, Australian, and US operations. The excess of our effective tax rate over statutory tax rates was primarily due to our inability to fully utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, which drives a higher effective tax rate. The income tax expense recorded for the quarter ended December 31, 2010 was attributable to tax expense associated with our UK, Australian and US operations.

We recorded income tax expense of $3.8 million and $1.0 million for the six months ended December 31, 2011 and 2010, respectively. The income tax expense for the six months ended December 31, 2011 was primarily attributable to our UK, Australian and US operations. The excess of our effective tax rate over statutory tax rates was primarily due to our inability to fully utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, which drives a higher effective tax rate. The income tax expense for the six months ended December 31, 2010 was due to tax expense associated with our UK, Australian and US operations, offset in part by the impact of a discrete tax benefit of $0.9 million recognized in the quarter ended September 30, 2010 arising from the release of a portion of our valuation allowance that had previously been recorded against our UK deferred tax assets. The ability to release a portion of the UK valuation allowance was attributable to continued improvement in the UK operations, including the attainment of three years of cumulative profitability on a pre-tax basis during the quarter ended September 30, 2010. The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

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

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$106,606	$(53,254)	$53,352	10.9
Core technology	42,799	(29,108)	13,691	8.7
Other intangible assets	3,779	(1,589)	2,190	10.1

Total	$153,184	$(83,951)	$69,233

Unamortized intangible assets:
Goodwill			96,871

Total intangible assets			$166,104

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$106,013	$(48,495)	$57,518	11.1
Core technology	42,797	(28,084)	14,713	9.1
Other intangible assets	3,699	(1,381)	2,318	10.2

Total	$152,509	$(77,960)	$74,549

Unamortized intangible assets:
Goodwill			98,524

Total intangible assets			$173,073

Estimated amortization expense for fiscal year 2012 and subsequent fiscal years is as follows:

(in thousands)
2012	$14,086
2013	11,962
2014	8,935
2015	8,082
2016	6,898
2017 and thereafter	26,587

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Banking Solutions	Outsourced Solutions
	(in thousands)
Balance at June 30, 2011	$54,297	$6,503	$37,724
Goodwill acquired during the period	1,196	—	—
Purchase accounting and other adjustments	(31)	—	(1,135)
Impact of foreign currency translation	(1,322)	—	(361)

Balance at December 31, 2011	$54,140	$6,503	$36,228

Note 10—Restructuring Costs

During fiscal 2011 we realigned our workforce and the workforce of certain of our fiscal 2011 acquisitions, and recorded pre-tax restructuring expenses of approximately $1.1 million.

A rollforward of the restructuring activity for the six months ended December 31, 2011 is as follows:

(in thousands)
Accrued severance benefits at June 30, 2011	$134
Charged to general and administrative expense	51
Payments charged against the accrual	(182)

Accrued severance benefits at December 31, 2011	$3

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

In November 2011, we acquired substantially all of the assets and assumed certain liabilities of Logical Progression Group, Inc. (Logical Progression), an early stage company focused on the development of mobile solutions for the healthcare industry. Logical Progression’s innovative technology, Logical Ink®, will be offered as part of our healthcare solutions portfolio. In November 2011, we also acquired IDT, Ltd. (IDT), a longtime partner and reseller of our document automation solutions in the United Kingdom and Europe. The IDT acquisition extends our market reach and adds more than 140 customers to our customer base.

For the first six months of fiscal year 2012, our revenue increased to $107.6 million from $86.3 million in the same period of fiscal year 2011. This revenue increase was attributable to revenue increases of $14.9 million in our Outsourced Solutions segment, $4.0 million in our Banking Solutions segment and $2.4 million in our Payments and Transactional Documents segment. The increased revenue contribution from our legal spend management solutions, our SWIFT Access Service solution and our Paymode-X® solution accounted for the majority of the revenue increase in our Outsourced Solutions segment. The Banking Solutions segment’s increased revenue related to our customized transaction banking software offerings. The increased revenue in our Payments and Transactional Documents segment was related to higher European revenue in our payment and document automation products principally due to additional revenue from our fiscal 2011 acquisition of Direct Debit Limited (DDL). These increases include a favorable effect of foreign exchange rates of $0.5 million primarily associated with the British Pound Sterling, which appreciated against the US Dollar when compared to the same period in the prior fiscal year.

We had net income of $4.2 million in the six months ended December 31, 2011 compared to net income of $4.7 million in the six months ended December 31, 2010. The decrease in net income was due largely to $3.8 million of income tax expense recognized in the six months ended December 31, 2011 as compared to $1.0 million of income tax expense recognized in the six months ended December 31, 2010. Our gross margin increased $11.0 million in the first six months of fiscal year 2012 related primarily to our increased revenue across all segments as compared to the same period in the prior year. The increased gross margin was partially offset by increased operating expense of $8.3 million which was primarily due to increased employee related costs and increased intangible asset amortization expense related to our fiscal 2011 acquisitions as compared to the same period in the prior year.

In the first six months of fiscal 2012, we derived approximately 39% of our revenue from customers located outside of North America, principally in Europe and the Asia-Pacific region. We expect future revenue growth to be driven by increased purchases of our products, including legal spend management solutions, SWIFT Access Service solution, Paymode-X and our WebSeries® products, by new and existing bank and financial institution customers in both North America and international markets and from increased sales of our payments and transactional documents products.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2011 related to stock based compensation, revenue recognition, the valuation of goodwill and intangible assets and the valuation of acquired intangible assets and acquired deferred revenue. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 9, 2011. There have been no changes to our critical accounting policies during the six months ended December 31, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provide an option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. This will change the manner in which comprehensive income is presented in our overall financial statements, but will not result in any other accounting or financial reporting impact to us. We will be required to incorporate the provisions of this new standard effective with our first quarter filing for fiscal year 2013 and we have not yet determined which presentation methodology we will adopt.

In May 2011, the FASB issued an accounting standards update that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that use significant unobservable (Level 3) inputs. This guidance will be effective with our fiscal quarter ended March 31, 2012 on a prospective basis. Early application is not permitted. This update is not expected to have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

As of July 1, 2011, we revised the methodology used for allocating general and administrative costs to our reportable segments. We also changed the classification of one customer from the Outsourced Solutions segment to the Banking Solutions segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended December 31,		Increase (Decrease) Between Periods
	2011	2010	2011 Compared to 2010
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$25,126	$24,010	$1,116	4.6
Banking Solutions	13,372	11,182	2,190	19.6
Outsourced Solutions	16,596	9,090	7,506	82.6

	$55,094	$44,282	$10,812	24.4

Segment measure of profit:
Payments and Transactional Documents	$6,172	$6,361	$(189)	(3.0)
Banking Solutions	2,276	1,925	351	18.2
Outsourced Solutions	3,398	937	2,461	262.6

Total measure of segment profit	$11,846	$9,223	$2,623	28.4

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended December 31,
	2011	2010
	(in thousands)
Total measure of segment profit	$11,846	$9,223
Less:
Amortization of intangible assets	(3,433)	(2,905)
Stock-based compensation expense	(3,373)	(2,851)
Acquisition related expenses	(177)	(309)
Restructuring expenses	(24)	(60)
Add:
Other income, net	28	32

Income before income taxes	$4,867	$3,130

Payments and Transactional Documents. The Payments and Transactional Documents segment revenue increased $1.1 million for the three months ended December 31, 2011 as compared to the same period in the prior year. Increases of $0.6 million in software license revenue, $0.5 million in subscriptions and transactions revenue and $0.2 million in service and maintenance revenue were slightly offset by decreased equipment and supplies revenue of $0.2 million. The revenue increases were primarily attributable to increased European revenue as a result of our fiscal 2011 acquisition of DDL. The revenue includes an unfavorable effect of foreign exchange rates of $0.1 million associated with the British Pound Sterling which depreciated against the US Dollar when compared to the same period in the prior fiscal year. The segment profit decrease of $0.2 million for the three months ended December 31, 2011 was primarily attributable to increased operating expenses of $0.8 million which were partially offset by increased gross margins related to increased European revenue from our payment and document automation products. We expect revenue for the Payments and Transactional Documents segment to increase in the second half of fiscal 2012 as a result of increased sales of our payment and document automation solutions. We expect quarterly profit for the Payments and Transactional Documents segment to remain consistent during the second half of fiscal 2012.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the same period in the prior fiscal year due to increases in professional services revenue of $3.7 million associated with large ongoing projects which were partially offset by a decrease in subscriptions and transactions revenues of $1.4 million. Segment profit increased $0.4 million for the three months ended December 31, 2011 as compared to the same period in the prior fiscal year primarily due to improved service gross margins of $1.5 million associated with increased revenue from our customized transaction banking software offerings offset by a decrease in subscriptions and transactions gross margins of $0.8 million and a decrease in software license gross margins of $0.3 million. We expect revenue for the Banking Solutions segment to increase during the second half of fiscal 2012 as a result of the contribution of revenue from ongoing projects and from additional purchases from existing bank and financial institution customers. We expect quarterly profit for the Banking Solutions segment to remain consistent during the second half of fiscal 2012.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased as compared to the same period in the prior fiscal year due primarily to the increased revenue contributions from our legal spend management solutions of $5.1 million, our SWIFT Access Service solution of $1.2 million and our Paymode-X solution of $1.2 million. The legal spend management solutions revenue growth was driven principally by our April 2011 acquisition of Allegient Systems, Inc. (Allegient) and the SWIFT Access Service revenue growth was driven by our October 2010 acquisition of SMA Financial Ltd. (SMA). Segment profit increased $2.5 million as compared to the same period in the prior fiscal year due primarily to improved service and maintenance and subscriptions and transactions gross margins. We expect revenue for the Outsourced Solutions segment to increase during the second half of fiscal 2012 primarily due to an increase in legal spend management revenue. We expect quarterly profit for the Outsourced Solutions segment to remain consistent during the second half of fiscal 2012.

Revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods
	2011		2010		2011 Compared to 2010
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$4,402	8.0	$4,180	9.5	$222	5.3
Subscriptions and transactions	19,054	34.6	13,031	29.4	6,023	46.2
Service and maintenance	29,667	53.8	24,952	56.3	4,715	18.9
Equipment and supplies	1,971	3.6	2,119	4.8	(148)	(7.0)

Total revenues	$55,094	100.0	$44,282	100.0	$10,812	24.4

Software Licenses. The increase in software license revenue was due to an increase in European revenue of approximately $0.8 million in our Payments and Transactional Documents segment principally attributable to our February 2011 acquisition of DDL, which was partially offset by a decrease in US revenue for payment and document automation products of $0.4 million as compared to the same period in the prior fiscal year. We expect software license revenues to increase during the remainder of fiscal year 2012, principally as a result of increased software license revenue from our Payments and Transactional Documents segment.

Subscriptions and Transactions. The increase in subscriptions and transactions revenue was due principally to the revenue contribution from our legal spend management solutions of $5.2 million, Paymode-X solution of $1.2 million, SWIFT Access Service solution of $0.6 million and payments and document automation products of $0.5 million. The increases in legal spend management and SWIFT Access Service revenues were due to our fiscal 2011 acquisitions of Allegient and SMA, respectively. These revenue increases were partially offset by a decrease in revenue from our Banking Solutions segment of $1.4 million as compared to the same period in the prior fiscal year. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of the revenue contribution from our legal spend management and SWIFT Access Service solutions.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues of $3.7 million associated with both new and ongoing banking projects, increased revenues from our SWIFT Access Service solution of $0.7 million and increased European service and maintenance revenue from our payment and document automation products of $0.3 million. We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of new and existing projects within our Banking Solutions segment.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease in revenue from our US payments and transactional document products. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of 2012.

Cost of revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods
	2011		2010		2011 Compared to 2010
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$529	1.0	$214	0.5	$315	147.2
Subscriptions and transactions	9,215	16.7	6,748	15.2	2,467	36.6
Service and maintenance	13,239	24.0	10,404	23.5	2,835	27.2
Equipment and supplies	1,565	2.9	1,635	3.7	(70)	(4.3)

Total cost of revenues	$24,548	44.6	$19,001	42.9	$5,547	29.2

Gross profit	$30,546	55.4	$25,281	57.1	$5,265	20.8

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased to 12% of software license revenues in the three months ended December 31, 2011 as compared to 5% for the three months ended December 31, 2010. The increase in software license costs of $0.3 million was primarily due to the cost of third party software that accompanies certain of our payment and transactional document sales in the US and Europe. We expect that software license costs will increase slightly as a percentage of software license revenues during the remainder of the fiscal year.

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 48% of subscriptions and transactions revenues in the three months ended December 31, 2011 as compared to 52% in the same period of 2010. The decrease in subscriptions and transactions costs as a percentage of revenue was due primarily to higher gross margins associated with our Paymode-X solution. We expect that subscriptions and transactions costs will remain relatively consistent as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 45% of service and maintenance revenues in the three months ended December 31, 2011 as compared to 42% in the same period of 2010. The increased service and maintenance costs as a percentage of revenue was primarily a result of increased professional services costs in our Banking Solutions segment related to our customized transaction banking software offerings when compared to the same period in the prior fiscal year. We expect that service and maintenance costs will remain relatively consistent as a percentage of service and maintenance revenues during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs increased slightly to 79% of equipment and supplies revenues in the three months ended December 31, 2011 as compared to 77% for the three months ended December 31, 2010. The cost increase as a percentage of revenues is primarily related to a higher mix of lower margin transactions. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended December 31,				Increase Between Periods
	2011		2010		2011 Compared to 2010
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$11,430	20.8	$9,257	20.9	$2,173	23.5
Product development and engineering	5,932	10.8	5,476	12.4	456	8.3
General and administrative	4,912	8.9	4,545	10.3	367	8.1
Amortization of intangible assets	3,433	6.2	2,905	6.5	528	18.2

Total operating expenses	$25,707	46.7	$22,183	50.1	$3,524	15.9

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 as a result of an increase in employee related costs of $2.1 million primarily related to our fiscal 2011 acquisitions. We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily attributable to an increase in employee related costs of $0.3 million and costs associated with contract employees of $0.2 million which augmented existing resources to drive increased product development and enhancement initiatives. We expect that product development and engineering expenses will increase during the remainder of the fiscal year as we continue to invest in solutions that we believe will drive future revenue growth, such as our Paymode-X, legal spend management and transaction banking offerings.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 primarily due to increases in employee related costs of $0.2 million and an increase in costs associated with contract employees of $0.1 million. We expect that general and administrative expenses will remain relatively consistent during the remainder of the fiscal year.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010 occurred as a result of increased expense from intangible assets associated with our fiscal 2011 acquisitions. We expect that total amortization expense for fiscal 2012 will approximate $14.1 million.

Other Income, Net

	Three Months Ended December 31,		Increase (Decrease) Between Periods
	2011	2010	2011 Compared to 2010
	(in thousands)%
Interest income	$130	$114	$16	14.0
Interest expense	(4)	(12)	8	66.7
Other expense, net	(98)	(70)	(28)	(40.0)

Other income, net	$28	$32	$(4)	(12.5)

Other Income, Net. In the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, interest income increased slightly as a result of increased cash balances. Interest expense remained insignificant during the three months ended December 31, 2011 and 2010. The increase in other expense is the result of an increase in foreign exchange losses in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. We expect that the individual components of other income and expense will continue to represent minor components of our overall operations during the remainder of fiscal 2012.

Provision for Income Taxes

We recorded income tax expense of $2.4 million and $1.1 million for the three months ended December 31, 2011 and 2010, respectively. The income tax expense recorded for the quarter ended December 31, 2011 was attributable to tax expense associated with our UK, Australian, and US operations. The excess of our effective tax rate over statutory tax rates was primarily due to our inability to fully utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, which drives a higher effective tax rate. The income tax expense recorded for the quarter ended December 31, 2010 was attributable to tax expense associated with our UK, Australian and US operations.

Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

Segment Information

The following tables represent our segment revenues and our segment measure of profit:

	Six Months Ended December 31,		Increase Between Periods
	2011	2010	2011 Compared to 2010
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$49,878	$47,511	$2,367	5.0
Banking Solutions	26,387	22,363	4,024	18.0
Outsourced Solutions	31,305	16,447	14,858	90.3

	$107,570	$86,321	$21,249	24.6

Segment measure of profit:
Payments and Transactional Documents	$12,228	$11,755	$473	4.0
Banking Solutions	4,886	4,734	152	3.2
Outsourced Solutions	5,166	946	4,220	446.1

Total measure of segment profit	$22,280	$17,435	$4,845	27.8

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Six Months Ended December 31,
	2011	2010
	(in thousands)
Total measure of segment profit	$22,280	$17,435
Less:
Amortization of intangible assets	(7,317)	(5,787)
Stock-based compensation expense	(6,538)	(5,422)
Acquisition related expenses	(301)	(749)
Restructuring expenses	(51)	(60)
Add:
Other income (expense), net	(85)	315

Income before income taxes	$7,988	$5,732

Payments and Transactional Documents. The revenue increase of $2.4 million for the six months ended December 31, 2011 was primarily attributable to increased subscriptions and transactions revenue of $1.2 million and increased software license revenue of $1.2 million from increased European revenue in our payment and document automation products. The increased revenue includes the favorable effect of foreign exchange rates of $0.4 million. The segment profit increase of $0.5 million for the six months ended December 31, 2011 was primarily attributable to improved gross margins of $1.7 million related to increased European revenue from our payment and document automation products, which was offset in part by increased sales and marketing expenses of $1.3 million.

Banking Solutions. Revenues from our Banking Solutions segment increased $4.0 million as compared to the same period in the prior fiscal year due to an increase in professional services revenue of $6.8 million associated with several large ongoing banking projects which was offset in part by a decrease in subscriptions and transactions revenue of $2.8 million. The profit increase of $0.2 million was primarily due to improved gross margins of $1.2 million resulting from the increased professional services revenue, which was offset in part by increased sales and marketing headcount related expenses.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased $14.9 million as compared to the same period in the prior fiscal year due primarily to the revenue contribution from our legal spend management solutions of $9.7 million, our SWIFT Access Service solution of $3.1 million and our Paymode-X solution of $2.1 million. The segment profit increased $4.2 million for the six months ended December 31, 2011 compared to the same period in the prior year, primarily due to increased profitability resulting from our fiscal 2011 acquisitions and improved gross margins from our Paymode-X solution.

Revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods
	2011		2010		2011 Compared to 2010
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$8,435	7.8	$7,642	8.9	$793	10.4
Subscriptions and transactions	36,648	34.1	24,565	28.4	12,083	49.2
Service and maintenance	58,516	54.4	50,004	57.9	8,512	17.0
Equipment and supplies	3,971	3.7	4,110	4.8	(139)	(3.4)

Total revenues	$107,570	100.0	$86,321	100.0	$21,249	24.6

Software Licenses. The increase in software license revenues was due to an increase in European revenue of $1.5 million from certain of our payment and document automation products partially offset by decreases in revenue from our Banking Solutions segment of $0.4 million and decreases in revenue from our US payment and document automation products of $0.4 million. The increase in revenue includes the impact of an increase in foreign currency exchange rates associated with the British Pound Sterling of approximately $0.1 million.

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $12.1 million was due principally to the increased revenue from our Outsourced Solutions segment of $13.7 million, which includes increased revenue from our legal spend management, SWIFT Access Service and Paymode-X solutions, and the revenue increase from our Payments and Transactional Documents segment of $1.2 million, partially offset by a decrease in revenue from our Banking Solutions segment of $2.8 million. The increase in revenue includes the impact of an increase of $0.1 million as a result of a decrease in foreign exchange rates associated with the British Pound Sterling.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues of $6.8 million associated with several large banking projects and increased professional service and software maintenance revenues associated with our SWIFT Access Service solutions of $1.2 million. These increases were offset in part by lower document process automation software maintenance revenue in the US. The revenue increase includes the impact of a decrease of approximately $0.3 million as a result of an increase in foreign exchange rates associated with the British Pound Sterling.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease in revenue from our US payments and transactional document products.

Cost of revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods
	2011		2010		2011 Compared to 2010
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$964	0.9	$429	0.5	$535	124.7
Subscriptions and transactions	18,300	17.0	13,121	15.2	5,179	39.5
Service and maintenance	25,399	23.6	20,833	24.1	4,566	21.9
Equipment and supplies	3,136	2.9	3,155	3.7	(19)	(0.6)

Total cost of revenues	$47,799	44.4	$37,538	43.5	$10,261	27.3

Gross profit	$59,771	55.6	$48,783	56.5	$10,988	22.5

Software Licenses. Software license costs increased to 11% of software license revenues in the six months ended December 31, 2011 as compared to 6% for the six months ended December 31, 2010. The increase in software license costs of $0.5 million was primarily due to the cost of third party software that accompanies certain of our payment and transactional document sales in the US and Europe.

Subscriptions and Transactions. Subscriptions and transactions costs decreased to 50% of subscriptions and transactions revenues in the six months ended December 31, 2011 as compared to 53% in the six months ended December 31, 2010. The decrease in subscriptions and transactions costs as a percentage of revenue was due primarily to higher gross margins associated with our Paymode-X solution and our European sales of payments and transactional documents.

Service and Maintenance. Service and maintenance costs increased slightly as a percentage of service and maintenance revenues to 43% in the six months ended December 31, 2011 as compared to 42% for the six months ended December 31, 2010. The increased service and maintenance costs as a percentage of revenue was primarily a result of increased professional services costs in our Banking Solutions segment related to large ongoing projects when compared to the same period in the prior fiscal year.

Equipment and Supplies. Equipment and supplies costs increased slightly to 79% of equipment and supplies revenues in the six months ended December 31, 2011 as compared to 77% of equipment and supplies revenues in the six months ended December 31, 2010.

Operating Expenses

	Six Months Ended December 31,				Increase Between Periods
	2011		2010		2011 Compared to 2010
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$22,672	21.1	$17,811	20.6	$4,861	27.3
Product development and engineering	11,864	11.0	10,488	12.1	1,376	13.1
General and administrative	9,845	9.2	9,280	10.8	565	6.1
Amortization of intangible assets	7,317	6.8	5,787	6.7	1,530	26.4

Total operating expenses	$51,698	48.1	$43,366	50.2	$8,332	19.2

Sales and Marketing. Sales and marketing expenses increased $4.9 million in the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 as a result of an increase in employee related costs of $4.0 million, primarily due to the impact of our fiscal 2011 acquisitions and increased costs in our Banking Solutions segment.

Product Development and Engineering. The increase in product development and engineering expenses was primarily attributable to increased employee and contract personnel related costs of $1.6 million.

General and Administrative. The increase in general and administrative expenses of $0.6 million was principally attributable to an increase in employee and contract personnel related costs of $0.5 million.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 occurred as a result of increased expense from intangible assets associated with our fiscal 2011 acquisitions.

Other Income (Expense), Net

	Six Months Ended December 31,		Increase (Decrease) Between Periods
	2011	2010	2011 Compared to 2010
	(in thousands)%
Interest income	$244	$230	$14	6.1
Interest expense	(20)	(26)	6	23.1
Other income (expense), net	(309)	111	(420)	(378.4)

Other income (expense), net	$(85)	$315	$(400)	(127.0)

Other Income (Expense), Net. For the six months ended December 31, 2011 as compared to the six months ended December 31, 2010, interest income increased slightly as a result of our increased cash balances. The decline in other income (expense) is primarily the result of foreign exchange losses in the six months ended December 31, 2011 compared with foreign exchange gains in the six months ended December 31, 2010.

Provision for Income Taxes

We recorded income tax expense of $3.8 million and $1.0 million for the six months ended December 31, 2011 and 2010, respectively. The income tax expense for the six months ended December 31, 2011 was primarily attributable to our UK, Australian and US operations. The excess of our effective tax rate over statutory tax rates was primarily due to our inability to fully utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, which drives a higher effective tax rate. The income tax expense for the six months ended December 31, 2010 was due to tax expense associated with our UK, Australian and US operations, offset in part by the impact of a discrete tax benefit of $0.9 million recognized in the quarter ended September 30, 2010 arising from the release of a portion of our valuation allowance that had previously been recorded against our UK deferred tax assets. The ability to release a portion of the UK valuation allowance was attributable to continued improvement in the UK operations including the attainment of three years of cumulative profitability on a pre-tax basis during the quarter ended September 30, 2010. The US income tax expense was principally due to alternative minimum tax arising from the utilization of net operating losses, state income tax expense, and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

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

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the six months ended December 31, 2011 and 2010 are summarized in the tables below:

	December 31,	June 30,
	2011	2011
	(in thousands)
Cash, cash equivalents and marketable securities	$131,394	$112,017
Long-term debt (capital leases)	$45	$96

	Six Months Ended December 31,
	2011	2010
	(in thousands)
Cash provided by operating activities	$14,334	$13,920
Cash used in investing activities	(6,875)	(7,875)
Cash provided by financing activities	13,258	13,025
Effect of exchange rates	(1,338)	2,108

Cash, cash equivalents and marketable securities. At December 31, 2011 our cash and cash equivalents consisted primarily of cash deposits held at major banks, money market funds and marketable securities. The increase in cash, cash equivalents and marketable securities at December 31, 2011 from June 30, 2011 was primarily due to $14.3 million of cash generated from operations and $8.5 million of cash generated from the exercise of warrants in our common stock. These increases were offset in part by the use of $3.9 million to purchase property and equipment and the use of $2.9 million related to business acquisitions we completed during the six months ended December 31, 2011.

Cash, cash equivalents and marketable securities included $30.6 million held by our foreign subsidiaries as of December 31, 2011, of which $6.0 million would be subject to US tax rates if we sought to use those amounts to fund domestic operations. Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Accordingly, decreases in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar decreased our overall cash balances by approximately $1.3 million in the six months ended December 31, 2011. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

We intend to continue to permanently reinvest our earnings from foreign subsidiaries, and we currently do not anticipate that we will need funds generated from foreign subsidiaries to fund our domestic operations. If in the future we were to change our intention with respect to permanent reinvestment of earnings from our foreign subsidiaries, foreign earnings would generally be subject to tax at US statutory rates.

Operating Activities. Cash generated from operating activities primarily relates to our net income, less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $0.4 million during the six months ended December 31, 2011 as compared to the same period in the prior year. The increase was primarily due to a decrease in cash used in accounts receivable of $3.7 million and an increase in cash provided by other assets of $2.0 million, which was offset in part by a decrease in cash provided by prepaid assets of $2.6 million and an increase in cash used in accounts payable and accrued expenses of $1.9 million when compared to the same period in the prior year.

At December 31, 2011, a portion of the deferred tax assets associated with our US and European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

At December 31, 2011, we had US net operating loss carryforwards of $51.5 million, which expire at various times through the year 2031 and European net operating loss carryforwards of $8.8 million, which have no statutory expiration date. We also have approximately $2.7 million of research and development tax credit carryforwards available which expire at various points through the year 2032. The research and development tax credit expired on December 31, 2011 for US federal income tax purposes. Accordingly, absent a change in US tax law, we will not generate research and development tax credits beyond the approximately $2.7 million we have recorded through December 31, 2011. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities. The decrease in net cash used in investing activities for the six months ended December 31, 2011 compared to the six months ended December 31, 2010 was predominantly due to the $6.0 million of cash used to fund our prior year acquisitions as compared to the $2.9 million of cash used during the six months ended December 31, 2011 to acquire IDT and substantially all of the assets of Logical Progression.

Financing Activities. The slight increase in cash inflows from financing activities relates primarily to the proceeds from the exercise of common stock warrants issued to Bank of America in connection with our acquisition of PayMode®. During fiscal 2011 we generated net proceeds of $4.9 million from the partial exercise of an over-allotment option from our June 2010 common stock offering.

Off-Balance Sheet Arrangements

During the six months ended December 31, 2011, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of December 31, 2011:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$17,071	$1,967	$8,039	$2,299	$4,766
Capital lease obligations	169	71	98	—	—
Estimated acquisition contingent consideration (See Note 4)	4,400	4,400	—	—	—
Other contractual obligations	1,230	435	795	—	—

Total	$22,870	$6,873	$8,932	$2,299	$4,766

*	Payment due dates are calculated from our most recent fiscal year end of June 30, 2011.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits as of December 31, 2011 in the amount of $0.5 million. These amounts have been excluded because as of December 31, 2011 we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The amended complaints filed in both the actions against us and Optio asserted claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The amended complaints asserted, among other things, that the descriptions in our and Optio’s prospectuses for our initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters of the offerings, and in not describing certain alleged arrangements among underwriters and initial purchasers of the common stock from the underwriters. The amended complaints sought damages (or, in the alternative, tender of the plaintiffs’ and the class’s common stock and rescission of their purchases of the common stock purchased in the initial public offering), costs, attorneys’ fees, experts’ fees and other expenses.

In July 2002, we and Optio joined in an omnibus motion to dismiss, which challenged the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. On February 19, 2003, the court issued an order denying the motion to dismiss as to Bottomline and denying in part the motion to dismiss as to Optio. In addition, in October 2002, Daniel M. McGurl, Robert A. Eberle, C. Wayne Cape and F. Barron Hughes were dismissed from this case without prejudice. Both Bottomline and Optio authorized the negotiation of a settlement of the pending claims, and the parties negotiated a settlement, which was subject to approval by the court. On August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. On June 25, 2007, the District Court signed an order terminating the settlement. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated focus cases in the District Court. That motion was withdrawn. Neither Bottomline nor Optio’s cases are part of the designated focus case group. On November 13, 2007, the issuer defendants in the designated focus cases filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in these focus cases. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On August 25, 2009, the plaintiffs filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 25, 2009. Various notices of appeal of the Court’s order have been filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, the plaintiffs moved to dismiss with prejudice the appeal filed by one of the two objectors based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record. On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector had standing. On August 25, 2011, the District Court concluded that the remaining objector lacked standing. On September 23, 2011, the remaining objector filed a Notice of Appeal of the District Court’s August 25, 2011 Order. On January 10, 2012, the objector withdrew its appeal with prejudice. On January 13, 2012, the Second Circuit issued a mandate dismissing the appeal, thereby ending the case.

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

Acquisitions could disrupt our business and harm our financial condition

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. In November 2011, we acquired IDT, with operations in the UK. During our prior fiscal year, we acquired Allegient, with operations in the United States and Canada, SMA and DDL, which are both UK-based businesses, and substantially all of the assets of Business Information Technology Group (BITG), which has locations in Australia and New Zealand. We may in the future acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At December 31, 2011, the carrying value of our goodwill and our other intangible assets was approximately $96.9 million and $69.2 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2011 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in Europe and the Asia-Pacific region. During the six months ended December 31, 2011, approximately 39% of our revenues and 32% of our operating expenses, respectively, were attributable to customers or operations located outside of North America. During the six months ended December 31, 2011 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound to the US Dollar increased slightly. We anticipate that foreign currency exchange rates may continue to fluctuate in the near term. Appreciation of the US Dollar against the British Pound, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

We face significant competition in our targeted markets, including competition from companies with significantly greater resources, which may result in price reductions and decreased demand for our products

The markets in which we compete are intensely competitive and characterized by rapid technological change. We compete with a wide range of companies ranging from small start-up enterprises with limited resources which compete principally on the basis of technology features or specific customer relationships, to large companies which can leverage significant customer bases and financial resources. Some competitors in our targeted markets have longer operating histories, significantly greater financial, technical, and sales and marketing resources, greater brand recognition and a larger installed customer base than we do. We expect to face additional competition as other established and emerging companies enter the markets we address. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their product offerings and to offer more comprehensive solutions. This growing competition may result in price reductions of our products and services, reduced revenues and gross margins and loss of market share, any one of which could have a material adverse effect on our business, operating results and financial condition.

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

Our business could be subject to future legal or regulatory actions, which could have a material adverse effect on our operating results

Our software products and SaaS offerings facilitate the transmission of business documents and information including, in some cases, confidential data related to payments, invoices and cash management. Our Web-based software products and certain of our SaaS offerings transmit this data electronically, and we are therefore subject to laws, regulations and industry standards regarding security, data protection and electronic commerce. While we believe that we are in compliance with applicable current regulatory requirements, there can be no assurance that future legal or regulatory actions will not impact us. To the extent that current or future regulatory or legal developments mandate a change in any of our products or services, require us to comply with any industry specific licensing or compliance requirements, alter the demand for or the competitive environment of our products and services or require us to make material changes to our internal operating, financial or management information systems, we might not be able to respond to such requirements in a timely or cost effective manner. If this were to occur, our business, operating results and financial condition could be materially adversely affected.

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

Some anti-takeover provisions contained in our charter and under Delaware law could hinder a takeover attempt

We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of our stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions relating to the limitation of liability and indemnification of our directors and officers, dividing our board of directors into three classes of directors serving three-year terms and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders.

We may incur significant costs from class action litigation as a result of expected volatility in our common stock

In the past, companies that have experienced market price volatility of their stock have been the targets of securities class action litigation. In August 2001, we were named as a party in one of the so-called laddering securities class action suits relating to the underwriting of our initial public offering. In April 2008, we acquired Optio Software, which was also a party in a laddering securities class action suit. Although the laddering class action suits to which we and Optio were parties have been dismissed, we could incur substantial costs and experience a diversion of our management’s attention and resources in connection with future class action litigation, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 1, 2011, we issued a total of 60,000 shares of our common stock to four employees who joined Bottomline in connection with acquisitions completed during the second quarter. These shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated by the SEC under that section, as a transaction by an issuer not involving any public offering.

The following table provides information about purchases by us of our common stock during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
October 1, 2011 — October 31, 2011	—	—	—	$4,401,000
November 1, 2011 — November 30, 2011	—	—	—	$4,401,000
December 1, 2011 — December 31, 2011	—	—	—	$4,401,000

Total	—	—	—	$4,401,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 7, 2012	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Fifth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.

10.2†	Sixth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.

10.3†	Seventh Amendment to Services Agreement dated October 25, 2011 between the Registrant and Bank of America, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

**	submitted electronically herewith
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and June 30, 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.