Form 10-Q
period 2012-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2012-05-10
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2012 was 36,746,895.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2012	June 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,272	$111,953
Marketable securities	62	64
Accounts receivable, net of allowance for doubtful accounts of $537 at March 31, 2012 and $429 at June 30, 2011	46,193	41,535
Other current assets	15,036	15,308

Total current assets	179,563	168,860
Property, plant and equipment, net	17,675	16,098
Goodwill	99,850	98,524
Intangible assets, net	84,576	74,549
Other assets	6,341	5,303

Total assets	$388,005	$363,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,093	$8,971
Accrued expenses	12,553	18,706
Deferred revenue	40,360	40,510

Total current liabilities	61,006	68,187
Deferred revenue, non-current	8,583	5,438
Deferred income taxes	1,959	2,208
Other liabilities	2,209	1,827

Total liabilities	73,757	77,660

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—36,477 at March 31, 2012, and 34,625 at June 30, 2011; outstanding shares—34,686 at March 31, 2012, and 32,744 at June 30, 2011	36	35
Additional paid-in capital	433,859	408,375
Accumulated other comprehensive loss	(5,300)	(4,524)
Treasury stock: 1,791 shares at March 31, 2012, and 1,881 shares at June 30, 2011, at cost	(19,787)	(20,779)
Accumulated deficit	(94,560)	(97,433)

Total stockholders’ equity	314,248	285,674

Total liabilities and stockholders’ equity	$388,005	$363,334

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues:
Software licenses	$4,158	$4,060	$12,593	$11,702
Subscriptions and transactions	20,374	13,486	57,022	38,051
Service and maintenance	28,876	29,120	87,392	79,124
Equipment and supplies	1,908	2,145	5,879	6,255

Total revenues	55,316	48,811	162,886	135,132
Cost of revenues:
Software licenses	656	444	1,620	873
Subscriptions and transactions	10,755	7,668	29,055	20,789
Service and maintenance	13,264	13,416	38,663	34,249
Equipment and supplies	1,514	1,665	4,650	4,820

Total cost of revenues	26,189	23,193	73,988	60,731

Gross profit	29,127	25,618	88,898	74,401
Operating expenses:
Sales and marketing	12,352	10,441	35,024	28,251
Product development and engineering	7,496	6,167	19,360	16,655
General and administrative	5,660	5,127	15,505	14,408
Amortization of intangible assets	3,734	2,786	11,051	8,572

Total operating expenses	29,242	24,521	80,940	67,886

Income (loss) from operations	(115)	1,097	7,958	6,515
Other income, net	119	134	34	448

Income before income taxes	4	1,231	7,992	6,963
Income tax provision	1,336	136	5,119	1,128

Net income (loss)	$(1,332)	$1,095	$2,873	$5,835

Basic net income (loss) per share attributable to common stockholders:	$(0.04)	$0.03	$0.08	$0.19

Diluted net income (loss) per share attributable to common stockholders:	$(0.04)	$0.03	$0.08	$0.18

Shares used in computing basic net income per share attributable to common stockholders:	34,460	32,017	34,110	31,367

Shares used in computing diluted net income per share attributable to common stockholders:	34,460	34,142	35,179	33,127

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2012	2011
Operating activities:
Net income	$2,873	$5,835
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	11,051	8,572
Stock compensation expense	10,257	8,766
Depreciation and amortization of property, plant and equipment	4,214	3,779
Deferred income tax provision (benefit)	1,414	(722)
Provision for allowances on accounts receivable	153	38
Provision for allowances for obsolescence of inventory	1	3
Excess tax benefits associated with stock compensation	(1,525)	(519)
Loss on disposal of equipment	—	24
Gain on foreign exchange	(10)	(50)
Changes in operating assets and liabilities:
Accounts receivable	(4,448)	(6,866)
Inventory	(18)	3
Prepaid expenses and other current assets	423	1,588
Other assets	(1,370)	977
Accounts payable	(863)	1,854
Accrued expenses	(1,174)	(1,170)
Deferred revenue	1,916	(231)
Other liabilities	440	13

Net cash provided by operating activities	23,334	21,894
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(27,375)	(14,574)
Purchases of held-to-maturity securities	(63)	(54)
Proceeds from sales of held-to-maturity securities	63	54
Purchases of available-for-sale securities	—	(10,982)
Proceeds from sales of available-for-sale securities	—	10,982
Purchases of property and equipment, net	(5,469)	(2,602)

Net cash used in investing activities	(32,844)	(17,176)
Financing activities:
Proceeds from exercise of warrants, net	8,452	—
Proceeds from sale of common stock, net	—	4,864
Proceeds from exercise of stock options and employee stock purchase plan	6,243	11,696
Excess tax benefits associated with stock compensation	1,525	519
Capital lease payments	(118)	(84)
Payment of bank financing fees	—	(3)

Net cash provided by financing activities	16,102	16,992
Effect of exchange rate changes on cash	(273)	2,911

Increase in cash and cash equivalents	6,319	24,621
Cash and cash equivalents at beginning of period	111,953	122,758

Cash and cash equivalents at end of period	$118,272	$147,379

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2012. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on September 9, 2011.

Note 2—Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provide an option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. This will change the manner in which comprehensive income is presented in our overall financial statements but will not result in any other accounting or financial reporting impact to us. We will be required to incorporate the provisions of this new standard effective with our first quarter filing for fiscal year 2013 and we have not yet determined which presentation methodology we will adopt.

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

At March 31, 2012 and June 30, 2011, our assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2012				June 30, 2011
(in thousands)	Fair Value Measurements Using Input Types			Total	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$64,538	$—	$—	$64,538	$60,971	$—	$—	$60,971

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Our marketable securities are classified as held to maturity and recorded at amortized cost which, at March 31, 2012 and June 30, 2011, approximated fair value. These investments all mature within one year. The fair value of our other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

Note 4—Product and Business Acquisitions

2012 Acquisition Activity

On March 13, 2012 we entered into a Share Purchase Agreement to acquire Albany Software Limited, a UK based corporation, for £20 million in cash (approximately $32 million based on current exchange rates). We expect to complete this acquisition in the next several months, subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals.

On March 9, 2012, we acquired substantially all of the assets and related operations of Intuit’s commercial banking business. The acquisition will allow us to extend our banking solutions to a broader set of customers, including medium-sized and small financial institutions which make up the majority of the banking market today. In the preliminary allocation of the purchase price set forth below, we recognized approximately $1.9 million of goodwill which arose principally due to the assembled workforce we acquired. The goodwill is deductible over a 15 year period for US income tax purposes. The commercial banking operating results have been included in the results of the Banking Solutions segment from the date of the acquisition forward and all of the goodwill was allocated to this segment. Identifiable intangible assets aggregating $18.8 million are being amortized over a weighted average useful life of seven years. The identifiable intangible assets include customer related assets, core technology and other intangible assets and are being amortized over estimated weighted average useful lives of twelve, six and five years, respectively. The other intangible assets consist of assets arising from acquired contractual rights that include favorable economic terms, as compared to overall market rates, at the date of acquisition.

On November 30, 2011, we acquired substantially all of the assets and assumed certain liabilities of Logical Progression Group, Inc. (Logical Progression), an early stage company focused on the development of mobile solutions for the healthcare industry. Logical Progression’s innovative technology, Logical Ink, will be offered as part of our healthcare solutions portfolio. In the allocation of the purchase price set forth below, we recognized approximately $0.6 million of goodwill, which arose principally due to anticipated acquisition synergies and this amount is deductible over a 15 year period for US income tax purposes. Logical Progression operating results have been included in the results of the Payments and Transactional Documents segment from the date of the acquisition forward and all of the goodwill was allocated to this segment. The identifiable intangible assets are being amortized over an estimated weighted average useful life of nine years.

On November 10, 2011, we acquired IDT Ltd. (IDT), a longtime partner and reseller of Bottomline’s document automation solutions in the United Kingdom and Europe. The acquisition extends our market reach and adds more than 140 customers to our customer base. In the allocation of the purchase price set forth below, based on foreign exchange rates at the time of the acquisition, we recognized approximately $0.6 million of goodwill. The goodwill arose due to anticipated acquisition synergies, the recognition of certain deferred tax liabilities in purchase accounting and the assembled workforce of IDT. The goodwill is not deductible for income tax purposes. The IDT operating results have been included in the results of the Payments and Transactional Documents segment from the date of the acquisition forward and all of the goodwill was allocated to this segment. The customer related intangible asset is being amortized over an estimated useful life of nine years.

Set forth below is the allocation of the purchase price for the commercial banking, Logical Progression and IDT acquisitions as of March 31, 2012. The allocation of the commercial banking purchase price is preliminary at March 31, 2012 as we were still obtaining information necessary to complete the valuation of acquired intangible assets and deferred revenue.

	Commercial Banking	IDT	Logical Progression	Total
	(in thousands)
Current assets	$5	$1,396	$11	$1,412
Property and equipment	359	5	5	369
Customer related intangible assets	5,103	1,678	329	7,110
Core technology	5,633	—	389	6,022
Other intangible assets	8,036	—	84	8,120
Goodwill	1,884	550	640	3,074
Current liabilities	(153)	(636)	(6)	(795)
Other liabilities	(867)	(603)	(4)	(1,474)

Total purchase price	$20,000	$2,390	$1,448	$23,838

Acquisition costs of approximately $0.3 million were expensed during the nine months ended March 31, 2012, principally as a component of general and administrative and sales and marketing expenses, in connection with the commercial banking, IDT and Logical Progression acquisitions. As these acquisitions were not material, either individually or in the aggregate, pro forma results of operations have not been presented.

Payment of Additional Consideration, Global Commission Payments Acquisition

On February 24, 2010, we acquired certain customer contracts associated with Bank of America’s Global Commission Payments business. The initial consideration paid by us was $1.0 million in cash. In February 2012, we paid additional consideration of $4.4 million to Bank of America upon the migration of acquired contracts to our Paymode-X solution. The total acquisition cost of $5.4 million was capitalized as a component of our customer-related intangible assets and is being amortized over an estimated useful life of seven years.

2011 Acquisition Activity

On April 1, 2011, we acquired LAS Holdings, Inc., a Delaware corporation doing business as Allegient Systems, Inc. (Allegient), a provider of advanced capabilities for legal e-billing, bill review and analytics. Allegient’s proprietary Software as a Service (SaaS) platform and value-added turnkey solutions complement and extend our Legal eXchange portfolio, offering the combined customer base of more than 100 leading insurers enhanced capabilities to effectively manage their legal expenses.

We recognized approximately $20.1 million of goodwill which arose due to the recognition of certain deferred tax liabilities in purchase accounting, anticipated acquisition synergies and due to the assembled workforce of Allegient. The goodwill is not deductible for income tax purposes. Identifiable intangible assets for Allegient, aggregating $39.7 million, are being amortized over a weighted average useful life of thirteen years. The acquired identifiable intangible assets include customer related assets, core technology, the Allegient tradename and below market lease agreements and are being amortized over estimated useful lives of thirteen, twelve, one and six years, respectively. Allegient’s operating results were included in our Outsourced Solutions segment from the date of the acquisition forward, and all of the Allegient goodwill was allocated to this segment.

Set forth below is the allocation of the Allegient purchase price at March 31, 2012.

(in thousands)
Current assets	$6,968
Property and equipment	1,370
Other assets	2,617
Customer related intangible assets	30,553
Core technology	8,837
Other intangible assets	278
Goodwill	20,136
Current liabilities	(4,940)
Other liabilities	(16,167)

Total purchase price	$49,652

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

	Pro Forma (unaudited) Three months ended	Pro Forma (unaudited) Nine months ended
	March 31, 2011	March 31, 2011
	(in thousands)
Revenues	$52,790	$146,927
Net income	$618	$4,832
Net income per basic and diluted shares attributable to common stockholders	$0.02	$0.15

The purchase price for each acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with any remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was estimated by performing projections of discounted cash flow, whereby revenues and costs associated with the assets are forecast to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The valuation assumptions also take into consideration our estimates of contract renewal, technology attrition and revenue and expense projections.

Note 5—Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)
Numerator:
Net income (loss) allocable to common stockholders	$(1,332)	$1,095	$2,873	$5,835

Denominator:
Shares used in computing basic net income (loss) per share attributable to common stockholders	34,460	32,017	34,110	31,367
Effect of dilutive securities	—	2,125	1,069	1,760

Shares used in computing diluted net income (loss) per share attributable to common stockholders	34,460	34,142	35,179	33,127

Basic net income (loss) per share attributable to common stockholders	$(0.04)	$0.03	$0.08	$0.19

Diluted net income (loss) per share attributable to common stockholders	$(0.04)	$0.03	$0.08	$0.18

The calculation of basic net income (loss) per share excludes any dilutive effects of stock options, unvested restricted stock and stock warrants.

For the three months ended March 31, 2012, 1,147,000 stock options and shares of restricted stock were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

For the nine months ended March 31, 2011, 15,000 stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

Note 6—Comprehensive Income or Loss

Comprehensive income or loss represents our net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income or loss are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$(1,332)	$1,095	$2,873	$5,835
Other comprehensive income (loss):
Foreign currency translation adjustments	1,628	1,827	(776)	4,896

Comprehensive income	$296	$2,922	$2,097	$10,731

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

As of July 1, 2011, we revised the methodology used for allocating general and administrative costs to our reportable segments. During 2012, we also changed the segment classification of certain customers’ revenue. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

Similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also incorporates our payments automation software for direct debit and receivables management and provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with the aforementioned products and services is typically recorded upon delivery or, if extended payment terms have been granted to the customer, as payments become contractually due. This segment also incorporates our check printing solutions in Europe as well as certain other solutions that are licensed on a subscription basis, revenue for which is typically recorded on a subscription or transaction basis or ratably over the expected life of the customer relationship.

Banking Solutions. The Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. Our customized transaction banking solutions typically involve longer implementation periods and a significant level of professional services. Due to the customized nature of these products, revenue is generally recognized over the period of project performance on a percentage of completion basis. Periodically, we license these solutions on a subscription basis which has the effect of contributing to recurring revenue and the revenue predictability of future periods, but which also delays revenue recognition over a period that is longer than the period of project performance. The Banking Solutions segment also includes the operating results of our commercial banking business which we acquired in March 2012. Our commercial banking products are SaaS offerings focused predominantly on medium-sized and small banks and financial institutions. Revenue associated with our commercial banking products is typically recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted SaaS offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as budgeting, expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our hosted and outsourced payments and accounts payable automation solutions, including Paymode-X and SWIFT Access Service. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

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

We do not track or assign our assets by operating segment.

Segment information for the three and nine months ended March 31, 2012 and 2011 according to the segment descriptions above is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Payments and Transactional Documents	$25,254	$23,795	$75,063	$71,086
Banking Solutions	14,051	15,035	40,438	37,397
Outsourced Solutions	16,011	9,981	47,385	26,649

Total revenues	$55,316	$48,811	$162,886	$135,132

Segment measure of profit:
Payments and Transactional Documents	$5,415	$5,342	$17,574	$16,878
Banking Solutions	1,485	2,748	6,371	7,482
Outsourced Solutions	1,653	652	6,888	1,818

Total measure of segment profit	$8,553	$8,742	$30,833	$26,178

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)
Total measure of segment profit	$8,553	$8,742	30,833	$26,178
Less:
Amortization of intangible assets	(3,734)	(2,786)	(11,051)	(8,572)
Stock-based compensation expense	(3,719)	(3,344)	(10,257)	(8,766)
Acquisition related expenses	(706)	(822)	(1,007)	(1,572)
Restructuring expenses	(509)	(693)	(560)	(753)
Add:
Other income, net	119	134	34	448

Income before income taxes	$4	$1,231	$7,992	$6,963

In the reconciliation above, acquisition related expenses include legal and professional fees and other transaction costs associated with business and asset acquisitions, costs associated with integrating acquired businesses and other charges incurred as a direct result of our acquisition or integration efforts.

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$408	$467	1,199	$1,330
Banking Solutions	278	161	758	497
Outsourced Solutions	743	633	2,257	1,952

Total depreciation expense	$1,429	$1,261	$4,214	$3,779

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)
Revenues from unaffiliated customers:
United States	$37,310	$33,226	$110,202	$92,211
Europe	17,194	15,000	50,410	41,307
Asia-Pacific	812	585	2,274	1,614

Total revenues from unaffiliated customers	$55,316	$48,811	$162,886	$135,132

Long-lived assets, which are based on geographical location, were as follows:

	March 31,	June 30,
	2012	2011
	(in thousands)
Long-lived assets, net
United States	$16,641	$14,053
Europe	3,860	3,469
Asia-Pacific	143	167

Total long-lived assets, net	$20,644	$17,689

Note 8—Income Taxes

The income tax expense we record in any interim period is based on our estimated effective tax rate for the fiscal year. The calculation of our estimated effective tax rate requires an estimate of pretax income by tax jurisdiction, as well as total tax expense for the fiscal year. Accordingly, this tax rate is subject to adjustment if, in later periods, there are changes to our initial estimates of total tax expense or pretax income, including income by jurisdiction.

During the three and nine months ended March 31, 2012, our estimated effective tax rate increased due to a decrease in our projection of 2012 North America pretax income as compared to other jurisdictions. We recorded income tax expense of $1.3 million and $5.1 million for the three and nine months ended March 31, 2012, respectively. The income tax expense recorded for the three months ended March 31, 2012 was primarily attributable to the recognition of tax expense consistent with a higher 2012 estimated effective tax rate. For the nine months ended March 31, 2012, the excess of our effective tax rate over statutory tax rates was primarily due to our inability to utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, resulting in a higher overall tax rate. Tax expense in fiscal 2012 is arising predominantly due to expense associated with our UK, US and Australian operations.

We recorded income tax expense of $0.1 million and $1.1 million for the three and nine months ended March 31, 2011, respectively. Tax expense recorded for the three and nine months ended March 31, 2011 was due to tax expense associated with our UK, Australian and US operations. Tax expense for the nine months ended March 31, 2011 was offset in part by a discrete tax benefit of $0.9 million arising from the release of a portion of our valuation allowance that had previously been recorded against our UK deferred tax assets. The US income tax expense was principally due to state income tax expense and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.1 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

Note 9—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization. Other intangible assets consist of acquired tradenames, backlog, patents and contract based assets. Contract based assets arise from acquired contractual rights that provide for favorable economic terms, as compared to overall market rates, at the date of acquisition.

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$112,561	$(56,456)	$56,105	10.9
Core technology	48,753	(30,224)	18,529	7.7
Other intangible assets	11,819	(1,877)	9,942	6.1

Total	$173,133	$(88,557)	$84,576

Unamortized intangible assets:
Goodwill			99,850

Total intangible assets			$184,426

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$106,013	$(48,495)	$57,518	11.1
Core technology	42,797	(28,084)	14,713	9.1
Other intangible assets	3,699	(1,381)	2,318	10.2

Total	$152,509	$(77,960)	$74,549

Unamortized intangible assets:
Goodwill			98,524

Total intangible assets			$173,073

Estimated amortization expense for fiscal year 2012 and subsequent fiscal years is as follows:

(in thousands)
2012	$15,804
2013	16,305
2014	12,367
2015	10,839
2016	9,147
2017 and thereafter	31,165

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Banking Solutions	Outsourced Solutions
	(in thousands)
Balance at June 30, 2011	$54,297	$6,503	$37,724
Goodwill acquired during the period	1,190	1,884	—
Purchase accounting and other adjustments	(31)	—	(1,175)
Impact of foreign currency translation	(423)	—	(119)

Balance at March 31, 2012	$55,033	$8,387	$36,430

Note 10—Subsequent Event

In April 2012, we realigned our overall global resources, with a particular focus on resources associated with the acquired commercial banking business. This process is substantially complete, and we estimate that we will record pre-tax restructuring charges arising from severance related benefits of approximately $1.3 million during the quarter and fiscal year ending June 30, 2012.

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

Overview

We provide cloud-based payment, invoice and banking solutions to corporations, insurance companies, healthcare organizations, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, document management, reporting and document archive. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. A growing portion of our offerings are being sold as SaaS-based solutions and paid for on a subscriptions and transactions basis. Historically, however, our software has been sold predominantly on a perpetual license basis.

Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. We offer SaaS-based legal spend management solutions that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. We also offer a SaaS-based offering that facilitates the exchange of electronic payments and invoices between buyers and their suppliers. Our offerings include software solutions that top-tier global banks use to provide Web-based payment and reporting capabilities to their corporate customers as well as SaaS-based products designed specifically for medium sized and small banks and financial institutions. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents.

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

In November 2011, we acquired substantially all of the assets and assumed certain liabilities of Logical Progression Group, Inc. (Logical Progression), an early stage company focused on the development of mobile solutions for the healthcare industry. Logical Progression’s innovative technology, Logical Ink, will be offered as part of our healthcare solutions portfolio. Also in November 2011, we acquired IDT, Ltd. (IDT), a longtime partner and reseller of our document automation solutions in the United Kingdom and Europe. The IDT acquisition extends our market reach and adds more than 140 customers to our customer base.

In March 2012, we entered into an agreement to acquire Albany Software Limited, a UK based corporation, for a cash payment of £20 million (approximately $32 million based on current exchange rates). We anticipate completing this transaction in the next several months, subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals.

In March 2012, we acquired substantially all of the assets and related operations of Intuit’s commercial banking business for $20 million. In connection with this acquisition, we are broadening our overall banking product set to include solutions tailored to the unique customer demands of the medium-sized and small bank markets. Additionally, we are accelerating the development of our SaaS-based hosting infrastructure and growing our global sales and marketing resources so that we can capitalize on the significant customer opportunities we see in these markets. The commercial banking business that we acquired has been experiencing customer attrition in recent periods, due largely to the fact that the underlying products require further investment and improvement. We believe the investments we are making in these products will ultimately address these concerns but we believe that customer attrition remains a significant risk as we enter these markets, particularly in the short term.

For the first nine months of fiscal year 2012, our revenue increased to $162.9 million from $135.1 million in the same period of fiscal year 2011. This revenue increase was attributable to revenue increases of $20.7 million in our Outsourced Solutions segment, $4.0 million in our Payments and Transactional Documents segment and $3.0 million in our Banking Solutions segment. The increased revenue contribution from our legal spend management solutions, our SWIFT Access Service solution and our Paymode-X solution accounted for the majority of the revenue increase in our Outsourced Solutions segment. The increased revenue in our Payments and Transactional Documents segment was related to higher European revenue in our payment and document automation products principally due to additional revenue from our fiscal 2011 acquisition of Direct Debit Limited (DDL). The Banking Solutions segment’s increased revenue related to our customized transaction banking software offerings and revenue from our commercial banking acquisition. These increases include a favorable effect of foreign exchange rates of $0.3 million primarily associated with the British Pound Sterling, which appreciated against the US Dollar when compared to the same period in the prior fiscal year.

We had net income of $2.9 million in the nine months ended March 31, 2012 compared to net income of $5.8 million in the nine months ended March 31, 2011. The decrease in net income was due largely to $5.1 million of income tax expense recognized in the nine months ended March 31, 2012 as compared to $1.1 million of income tax expense recognized in the nine months ended March 31, 2011. Our gross margin increased by $14.5 million in the first nine months of fiscal year 2012 related primarily to revenue increases across all of our operating segments. The increased gross margin was partially offset by increased operating expense of $13.1 million, which was primarily due to increased employee related costs and increased intangible asset amortization expense as compared to the same period in the prior year.

In the first nine months of fiscal 2012, we derived approximately 40% of our revenue from customers located outside of North America, principally in the UK and the Asia-Pacific region.

We expect future revenue growth to be driven by increased purchases of our products, including our legal spend management, SWIFT Access Service, and Paymode-X solutions and from increased sales of our payments and transactional documents products, particularly in our healthcare solutions portfolio. We also expect revenue to increase based on the contribution of revenue from the commercial banking business that we acquired in March 2012.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2011 related to stock based compensation, revenue recognition, the valuation of goodwill and intangible assets and the valuation of acquired intangible assets and acquired deferred revenue. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 9, 2011. There have been no changes to our critical accounting policies during the nine months ended March 31, 2012.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

As of July 1, 2011, we revised the methodology used for allocating general and administrative costs to our reportable segments. During 2012, we also changed the segment classification of certain customers’ revenue. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended March 31,		Increase (Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$25,254	$23,795	$1,459	6.1
Banking Solutions	14,051	15,035	(984)	(6.5)
Outsourced Solutions	16,011	9,981	6,030	60.4

	$55,316	$48,811	$6,505	13.3

Segment measure of profit:
Payments and Transactional Documents	$5,415	$5,342	$73	1.4
Banking Solutions	1,485	2,748	(1,263)	(46.0)
Outsourced Solutions	1,653	652	1,001	153.5

Total measure of segment profit	$8,553	$8,742	$(189)	(2.2)

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Total measure of segment profit	$8,553	$8,742
Less:
Amortization of intangible assets	(3,734)	(2,786)
Stock-based compensation expense	(3,719)	(3,344)
Acquisition related expenses	(706)	(822)
Restructuring expenses	(509)	(693)
Add:

	Three Months Ended March 31,
	2012	2011
Other income, net	119	134

Income before income taxes	$4	$1,231

In the reconciliation above, acquisition-related expenses include legal and professional fees and other transaction costs associated with business and asset acquisitions, costs associated with integrating acquired businesses, and other charges incurred as a direct result of our acquisition or integration efforts.

Payments and Transactional Documents. The Payments and Transactional Documents segment revenue increased $1.5 million for the three months ended March 31, 2012 as compared to the same period in the prior year. Increases of $0.4 million in software license revenue, $0.3 million in subscriptions and transactions revenue and $1.0 million in service and maintenance revenue were slightly offset by decreased equipment and supplies revenue of $0.2 million. The revenue increases were partially attributable to increased European revenue as a result of our fiscal 2011 acquisition of DDL. The revenue includes an unfavorable effect of foreign exchange rates of $0.2 million associated with the British Pound Sterling and the Australian Dollar, both of which depreciated against the US Dollar when compared to the same period in the prior fiscal year. The segment profit increase of $0.1 million for the three months ended March 31, 2012 was primarily attributable to increased gross margins related to increased European revenue from our payment and document automation products, partially offset by increased operating expenses of $0.7 million. We expect revenue and segment profit for the Payments and Transactional Documents segment to increase slightly in the fourth quarter of fiscal 2012 as a result of increased sales.

Banking Solutions. Revenues from our Banking Solutions segment decreased as compared to the same period in the prior fiscal year due to decreases in professional services revenue of $1.7 million and software license revenue of $0.2 million, partially offset by increases in subscriptions and transactions revenues of $0.5 million and maintenance revenues of $0.3 million. Segment profit decreased $1.3 million for the three months ended March 31, 2012 as compared to the same period in the prior fiscal year primarily due to the decreases in revenue and increased operating expenses of $1.2 million. We expect revenue for the Banking Solutions segment to increase during the fourth quarter as a result of the contribution of revenue from our commercial banking acquisition, however we expect profit for the Banking Solutions segment to decrease slightly during the fourth quarter as we invest in our newly acquired commercial banking products, grow our global sales and marketing teams that will support these products and complete certain large banking projects that had been ongoing through March 31, 2012.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased as compared to the same period in the prior fiscal year due primarily to the increased revenue contributions from our legal spend management solutions of $4.9 million, our SWIFT Access Service solution of $0.5 million and our Paymode-X solution of $0.7 million. The legal spend management solutions revenue growth was driven principally by our April 2011 acquisition of Allegient and new customer wins. Segment profit increased $1.0 million as compared to the same period in the prior fiscal year due primarily to improved subscriptions and transactions gross margins in Europe partially offset by margin declines in our North American markets. We expect revenue for the Outsourced Solutions segment to increase during the fourth quarter of fiscal 2012 primarily due to an increase in legal spend management and Paymode-X revenue. We expect quarterly profit for the Outsourced Solutions segment to remain consistent during the fourth quarter of fiscal 2012.

Revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$4,158	7.5	$4,060	8.3	$98	2.4
Subscriptions and transactions	20,374	36.8	13,486	27.6	6,888	51.1
Service and maintenance	28,876	52.2	29,120	59.7	(244)	(0.8)
Equipment and supplies	1,908	3.5	2,145	4.4	(237)	(11.0)

Total revenues	$55,316	100.0	$48,811	100.0	$6,505	13.3

Software Licenses. The increase in software license revenue was due to an increase in European revenue of approximately $0.5 million in our Payments and Transactional Documents segment principally attributable to our February

2011 acquisition of DDL, partially offset by a decrease in US revenue for payment and document automation products of $0.1 million and banking products of $0.2 million as compared to the same period in the prior fiscal year. We expect software license revenues to increase during the remainder of fiscal year 2012, principally as a result of increased sales in our Payments and Transactional Documents and Banking Solutions segments.

Subscriptions and Transactions. The increase in subscriptions and transactions revenue was due principally to the revenue contribution from our legal spend management solutions of $4.8 million, Paymode-X solution of $0.7 million, Banking Solutions segment of $0.5 million, SWIFT Access Service solution of $0.5 million and European revenue from our payment and document automation products of $0.4 million. The increase in legal spend management revenue was primarily due to our fiscal 2011 acquisition of Allegient. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of the revenue contribution from our commercial banking, legal spend management and Paymode-X solutions.

Service and Maintenance. The decrease in service and maintenance revenues was primarily the result of a $1.3 million decrease in revenue related to banking projects, partially offset by increased European service and maintenance revenue from our payment and document automation products of $1.0 million. We expect that service and maintenance revenues will decline during the remainder of the fiscal year due to the recent completion of several large banking projects.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease in revenue from both our US and European payments and transactional document products. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of 2012.

Cost of revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$656	1.2	$444	0.9	$212	47.7
Subscriptions and transactions	10,755	19.4	7,668	15.7	3,087	40.3
Service and maintenance	13,264	24.0	13,416	27.5	(152)	(1.1)
Equipment and supplies	1,514	2.7	1,665	3.4	(151)	(9.1)

Total cost of revenues	$26,189	47.3	$23,193	47.5	$2,996	12.9

Gross profit	$29,127	52.7	$25,618	52.5	$3,509	13.7

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased to 16% of software license revenues in the three months ended March 31, 2012 as compared to 11% for the three months ended March 31, 2011. The increase in software license costs of $0.2 million was primarily due to the cost of third party software that accompanies certain of our payment and transactional document sales in Europe and banking products in North America. We expect that software license costs will increase as a percentage of software license revenues during the remainder of the fiscal year due to third party software costs in our Banking Solutions segment.

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 53% of subscriptions and transactions revenues in the three months ended March 31, 2012 as compared to 57% in the same period of 2011. The decrease in subscriptions and transactions costs as a percentage of revenue was due primarily to higher gross margins associated with certain of our banking products and SWIFT Access Service products in Europe. We expect that subscriptions and transactions costs will remain relatively consistent as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs remained consistent at 46% of service and maintenance revenues in the three months ended March 31, 2012 and 2011. We expect that service and maintenance costs will increase slightly as a percentage of service and maintenance revenues during the remainder of the fiscal year due to the completion of several large banking projects.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs remained relatively consistent at 79% of equipment and supplies revenues in the three months ended March 31, 2012 as compared to 78% for the three months ended March 31, 2011. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended March 31,				Increase Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$12,352	22.3	$10,441	21.4	$1,911	18.3
Product development and engineering	7,496	13.6	6,167	12.6	1,329	21.6
General and administrative	5,660	10.2	5,127	10.5	533	10.4
Amortization of intangible assets	3,734	6.8	2,786	5.7	948	34.0

Total operating expenses	$29,242	52.9	$24,521	50.2	$4,721	19.3

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 as a result of an increase in employee related costs of $1.6 million primarily related to our fiscal 2012 and 2011 acquisitions. We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we add sales and marketing resources to support our new products, particularly our commercial banking products.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily attributable to an increase in employee related costs of $0.9 million and costs associated with contract employees of $0.1 million which augmented existing resources to drive increased product development and enhancement initiatives. We expect that product development and engineering expenses will increase during the remainder of the fiscal year as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our newly acquired commercial banking products, Paymode-X and legal spend management.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to increases in employee related costs of $0.5 million and an increase in costs associated with contract employees of $0.1 million. We expect that general and administrative expenses will increase during the remainder of the fiscal year principally due to our integration efforts associated with current year acquisitions.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 occurred as a result of increased expense from intangible assets associated with our fiscal 2011 and 2012 acquisitions. We expect that total amortization expense for fiscal 2012 will approximate $15.8 million.

Other Income, Net

	Three Months Ended March 31,		Increase (Decrease) Between Periods
	2012	2011	2012 Compared to 2011
		(in thousands)		%
Interest income	$124	$107	$17	15.9
Interest expense	(8)	(12)	4	33.3
Other income (expense), net	3	39	(36)	(92.3)

Other income, net	$119	$134	$(15)	(11.2)

Other Income, Net. In the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, interest income increased slightly as a result of increased average cash balances. Interest expense remained insignificant during the three months ended March 31, 2012 and 2011. The decrease in other income is the result of a decrease in foreign exchange gains in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. We expect that the individual components of other income and expense will continue to represent minor components of our overall operations during the remainder of fiscal 2012.

Provision for Income Taxes

The income tax expense we record in any interim period is based on our estimated effective tax rate for the fiscal year. The calculation of our estimated effective tax rate requires an estimate of pretax income by tax jurisdiction, as well as total tax expense for the fiscal year. Accordingly, this tax rate is subject to adjustment if, in later periods, there are changes to our initial estimates of total tax expense or pretax income, including income by jurisdiction.

During the three months ended March 31, 2012, our estimated effective tax rate increased due to a decrease in our projection of 2012 North America pretax income as compared to other jurisdictions. We recorded income tax expense of $1.3 million for the three months ended March 31, 2012. The income tax expense recorded for the three months ended March 31, 2012 was primarily attributable to the recognition of tax expense consistent with a higher 2012 estimated effective tax rate. Tax expense in fiscal 2012 is arising predominantly due to expense associated with our UK, US and Australian operations.

We recorded income tax expense of $0.1 million for the three months ended March 31, 2011 due to tax expense associated with our UK, US and Australian operations.

Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

Segment Information

The following tables represent our segment revenues and our segment measure of profit:

	Nine Months Ended March 31,		Increase Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$75,063	$71,086	$3,977	5.6
Banking Solutions	40,438	37,397	3,041	8.1
Outsourced Solutions	47,385	26,649	20,736	77.8

	$162,886	$135,132	$27,754	20.5

Segment measure of profit:
Payments and Transactional Documents	$17,574	$16,878	$696	4.1
Banking Solutions	6,371	7,482	(1,111)	(14.8)
Outsourced Solutions	6,888	1,818	5,070	278.9

Total measure of segment profit	$30,833	$26,178	$4,655	17.8

A reconciliation of the measure of segment profit to GAAP operating income before income taxes is as follows:

	Nine Months Ended March 31,
	2012	2011
	(in thousands)
Total measure of segment profit	$30,833	$26,178
Less:
Amortization of intangible assets	(11,051)	(8,572)
Stock-based compensation expense	(10,257)	(8,766)
Acquisition related expenses	(1,007)	(1,572)
Restructuring expenses	(560)	(753)
Add:
Other income, net	34	448

Income before income taxes	$7,992	$6,963

In the reconciliation above, acquisition-related expenses include legal and professional fees and other transaction costs associated with business and asset acquisitions, costs associated with integrating acquired businesses, and other charges incurred as a direct result of our acquisition or integration efforts.

Payments and Transactional Documents. The revenue increase of $4.0 million for the nine months ended March 31, 2012 was primarily attributable to increased subscriptions and transactions revenue of $1.6 million, increased software license revenue of $1.6 million from our European payment and document automation products and increased service and maintenance revenue of $1.1 million, partially offset by a $0.4 million decrease in equipment revenue. The increased revenue includes the favorable effect of foreign exchange rates of $0.2 million. The segment profit increase of $0.7 million for the nine months ended March 31, 2012 was primarily attributable to improved gross margins of $2.6 million related to increased European revenue from our payment and document automation products, which was offset in part by increased sales and marketing expenses of $1.8 million.

Banking Solutions. Revenues from our Banking Solutions segment increased $3.0 million as compared to the same period in the prior fiscal year due to an increase in professional services revenue of $5.2 million associated with several large banking projects and an increase of $0.7 million in maintenance revenue, offset in part by a net decrease in subscriptions and transactions revenue of $2.3 million. The profit decrease of $1.1 million was primarily due to increased operating expenses of $2.2 million primarily associated with increased headcount related expenses, partially offset by improved gross margins of $1.1 million from increased professional services revenue.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased $20.7 million as compared to the same period in the prior fiscal year due primarily to the revenue contribution from our legal spend management solutions of $14.6 million, our SWIFT Access Service solution of $3.5 million and our Paymode-X solution of $2.7 million. The segment profit increase of $5.1 million for the nine months ended March 31, 2012 compared to the same period in the prior year was primarily due to the profit contribution of our fiscal 2011 acquisitions and improved gross margins from our Paymode-X solution.

Revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Software licenses	$12,593	7.7	$11,702	8.7	$891	7.6
Subscriptions and transactions	57,022	35.0	38,051	28.2	18,971	49.9
Service and maintenance	87,392	53.7	79,124	58.5	8,268	10.4
Equipment and supplies	5,879	3.6	6,255	4.6	(376)	(6.0)

Total revenues	$162,886	100.0	$135,132	100.0	$27,754	20.5

Software Licenses. The increase in software license revenues was due to an increase in European revenue of $2.0 million from certain of our payment and document automation products, partially offset by decreases in software license revenue in our Banking Solutions segment of $0.6 million and decreases in software license revenue from our US payment and document automation products of $0.7 million.

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $19.0 million was due principally to increased revenue from our Outsourced Solutions segment of $19.6 million, including increases in revenue from our legal spend management, SWIFT Access Service and Paymode-X solutions, and a revenue increase from our Payments and Transactional Documents segment of $1.6 million, partially offset by a decrease in revenue from our Banking Solutions segment of $2.3 million.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues of $6.3 million associated with several large banking projects and increased professional service and software maintenance revenues associated with our SWIFT Access Service solutions of $1.3 million. These increases were offset in part by lower document process automation software maintenance revenue in the US. The increase includes approximately $0.2 million in revenue resulting from an increase in foreign exchange rates associated with the British Pound Sterling.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease in revenue from our US payments and transactional document products.

Cost of revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Software licenses	$1,620	1.0	$873	0.6	$747	85.6
Subscriptions and transactions	29,055	17.8	20,789	15.4	8,266	39.8
Service and maintenance	38,663	23.7	34,249	25.3	4,414	12.9
Equipment and supplies	4,650	2.9	4,820	3.6	(170)	(3.5)

Total cost of revenues	$73,988	45.4	$60,731	44.9	$13,257	21.8

Gross profit	$88,898	54.6	$74,401	55.1	$14,497	19.5

Software Licenses. Software license costs increased to 13% of software license revenues in the nine months ended March 31, 2012 as compared to 7% for the nine months ended March 31, 2011. The increase in software license costs was due primarily to the cost of third party software that accompanies certain of our payment and transactional document sales in the US and Europe and certain banking products in North America.

Subscriptions and Transactions. Subscriptions and transactions costs decreased to 51% of subscriptions and transactions revenues in the nine months ended March 31, 2012 as compared to 55% in the nine months ended March 31, 2011. The decrease in subscriptions and transactions costs as a percentage of revenue was due primarily to higher gross margins associated with our SWIFT Access Service solution and our European sales of payments and transactional documents products.

Service and Maintenance. Service and maintenance costs remained consistent at 44% of service and maintenance revenues as compared to 43% for the nine month periods ending March 31, 2012 and March 31, 2011, respectively.

Equipment and Supplies. Equipment and supplies costs increased slightly to 79% of equipment and supplies revenues in the nine months ended March 31, 2012 as compared to 77% of equipment and supplies revenues in the nine months ended March 31, 2011.

Operating Expenses

	Nine Months Ended March 31,				Increase Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$35,024	21.5	$28,251	20.9	$6,773	24.0
Product development and engineering	19,360	11.9	16,655	12.3	2,705	16.2
General and administrative	15,505	9.5	14,408	10.7	1,097	7.6
Amortization of intangible assets	11,051	6.8	8,572	6.3	2,479	28.9

Total operating expenses	$80,940	49.7	$67,886	50.2	$13,054	19.2

Sales and Marketing. Sales and marketing expenses increased $6.8 million in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 as a result of an increase in employee related costs of $5.6 million, primarily due to the impact of our fiscal 2011 acquisitions, and increased headcount related costs in our Banking Solutions segment.

Product Development and Engineering. The increase in product development and engineering expenses was primarily attributable to increased employee and contract personnel related costs of $2.7 million as a result of our 2011 and 2012 acquisitions and our increased focus on SaaS and hosted products.

General and Administrative. The increase in general and administrative expenses of $1.1 million was principally attributable to an increase in employee and contract personnel related costs of $1.3 million.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 occurred primarily as a result of increased expense from intangible assets associated with our fiscal 2011 and 2012 acquisitions.

Other Income (Expense), Net

	Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)%
Interest income	$367	$337	$30	8.9
Interest expense	(28)	(38)	10	26.3
Other income (expense), net	(305)	149	(454)	(304.7)

Other income (expense), net	$34	$448	$(414)	(92.4)

Other Income (Expense), Net. For the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011, interest income increased slightly as a result of our increased average cash balances. The decline in other income (expense) is primarily the result of foreign exchange losses in the nine months ended March 31, 2012 compared with foreign exchange gains in the nine months ended March 31, 2011.

Provision for Income Taxes

The income tax expense we record in any interim period is based on our estimated effective tax rate for the fiscal year. The calculation of our estimated effective tax rate requires an estimate of pretax income by tax jurisdiction, as well as total tax expense for the fiscal year. Accordingly, this tax rate is subject to adjustment if, in later periods, there are changes to our initial estimates of total tax expense or pretax income including income by jurisdiction.

During the nine months ended March 31, 2012, our estimated effective tax rate increased due to a decrease in our projection of 2012 North America pretax income as compared to other jurisdictions. We recorded income tax expense of $5.1 million for the nine months ended March 31, 2012. For the nine months ended March 31, 2012, the excess of our effective tax rate over statutory tax rates was primarily due to our inability to utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, resulting in a higher overall tax rate. Tax expense in fiscal 2012 is arising predominantly due to expense associated with our UK, US and Australian operations.

We recorded income tax expense of $1.1 million for the nine months ended March 31, 2011 due to tax expense associated with our UK, US and Australian operations. Tax expense for the nine months ended March 31, 2011 was offset in part by a discrete tax benefit of $0.9 million arising from the release of a portion of our valuation allowance that had previously been recorded against our UK deferred tax assets. The US income tax expense was principally due to state income tax expense and an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

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

In March 2012, we entered into an agreement to acquire Albany Software Limited, a UK based corporation, for a cash payment of £20 million (approximately $32 million based on current exchange rates). We anticipate funding this obligation with cash on hand and do not believe this use of cash will adversely impact our overall liquidity position.

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity, and a summary of our cash activity for the nine months ended March 31, 2012 and 2011, are summarized in the tables below:

	March 31,	June 30,
	2012	2011
	(in thousands)
Cash, cash equivalents and marketable securities	$118,334	$112,017
Long-term debt (capital leases)	$23	$96

	Nine Months Ended March 31,
	2012	2011
	(in thousands)
Cash provided by operating activities	$23,334	$21,894
Cash used in investing activities	(32,844)	(17,176)
Cash provided by financing activities	16,102	16,992
Effect of exchange rates	(273)	2,911

Cash, cash equivalents and marketable securities. At March 31, 2012 our cash and cash equivalents consisted primarily of cash deposits held at major banks, money market funds and marketable securities. The increase in cash, cash equivalents and marketable securities at March 31, 2012 from June 30, 2011 was primarily due to $23.3 million of cash generated from operations and $14.7 million of cash generated from the exercise of warrants or options in our common stock. These increases were offset in part by the use of $27.4 million of cash paid for business and asset acquisitions during the nine months ended March 31, 2012 and the use of $5.5 million to purchase property and equipment.

Cash, cash equivalents and marketable securities included $34.8 million held by our foreign subsidiaries as of March 31, 2012, of which $6.8 million would be subject to US tax rates if we sought to use those amounts to fund domestic operations. Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Accordingly, decreases in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar decreased our overall cash balances by approximately $0.3 million in the nine months ended March 31, 2012. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

We intend to continue to permanently reinvest our earnings from foreign subsidiaries, and we currently do not anticipate that we will need funds generated from foreign subsidiaries to fund our domestic operations. If in the future we were to change our intention with respect to permanent reinvestment of earnings from our foreign subsidiaries, any foreign earnings that had previously not been taxed in the US would generally become subject to US tax at statutory rates.

Operating Activities. Cash generated from operating activities primarily relates to our net income, less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $1.4 million during the nine months ended March 31, 2012 as compared to the same period in the prior year. The increase was primarily due to a decrease in cash used in accounts receivable of $2.4 million and a decrease in cash provided by other assets of $2.3 million, offset in part by a decrease in cash provided by prepaid assets of $1.2 million and an increase in cash used in accounts payable and accrued expenses of $2.7 million when compared to the same period in the prior year.

At March 31, 2012, a portion of the deferred tax assets associated with our US and European operations continue to be reserved since, given the available evidence, it is deemed more likely than not that these deferred tax assets will not be realized.

At March 31, 2012, we had US net operating loss carryforwards of $53.4 million, which expire at various times through the year 2032 and European net operating loss carryforwards of $8.9 million, which have no statutory expiration date. We also have approximately $2.7 million of research and development tax credit carryforwards available which expire at various points through the year 2032. The research and development tax credit expired on December 31, 2011 for US federal income tax purposes. Accordingly, absent a change in US tax law, we will not generate research and development tax credits beyond the approximately $2.7 million we have recorded through March 31, 2012. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities. The increase in net cash used in investing activities for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 was predominantly due to an increase of $12.8 million in cash used for business and asset acquisitions during the nine months ended March 31, 2012. Cash used to purchase property, plant and equipment increased by $2.9 million for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. As a result of our focus on expanding our SaaS-based offerings we anticipate that our capital expenditures will increase in fiscal 2013. We believe that our existing cash balances and cash generated from future operations will be adequate to meet our operating requirements.

Financing Activities. During the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011, proceeds from the exercise of stock options and employee stock purchases decreased by $5.4 million. During the nine months ended March 31, 2012 we recorded cash inflows of $8.5 million from the exercise of common stock warrants that had been issued to Bank of America in connection with our acquisition of PayMode. During the nine months ended March 31, 2011, we received $4.9 million of cash from the partial exercise of an over-allotment option from our June 2010 common stock offering.

Off-Balance Sheet Arrangements

During the nine months ended March 31, 2012, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of March 31, 2012:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$16,721	$1,085	$8,565	$2,304	$4,767
Capital lease obligations	134	36	98	—	—
Other contractual obligations	3,522	210	1,962	1,296	54
Pending acquisition of Albany Software Limited	32,000	32,000	—	—	—

Total	$52,377	$33,331	$10,625	$3,600	$4,821

*	Payment due dates are calculated from our most recent fiscal year end of June 30, 2011.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits as of March 31, 2012 in the amount of $0.6 million. These amounts have been excluded because as of March 31, 2012 we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on September 9, 2011.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors below have been updated to reflect our newly acquired commercial banking business and additional risks related to the new markets it opens to us. Other risks have not materially changed from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

With our commercial banking acquisition in March 2012, we are entering into new customer markets and broadening our solution set to address the unique customer demands of this market; these initiatives may not be successful

In March 2012, we acquired substantially all of the assets and related operations of Intuit’s commercial banking business. In connection with this acquisition, we are broadening our overall banking business in a number of important ways, including:

•	broadening our overall solution set to include a focus on medium sized and small banks and financial institutions, an initiative that will require significant product investment;

•

accelerating the development of our overall solution set to SaaS-based offerings, which will require ongoing investment in our hosted infrastructure, including data security and disaster recovery capabilities; and

•	growing our global sales and marketing resources to be able to capitalize on the significant customer opportunity that we see in these markets.

In addition, the commercial banking business that we acquired has been experiencing customer attrition over recent periods due in large part to customers’ views that the product required further investment and improvement. While we believe that our development efforts will ultimately address this underlying concern, there is a risk that customer attrition will continue to occur, particularly in the short term. If we are unable to bring to market a commercial banking solution that addresses these concerns, or if the initiatives described above are unsuccessful in retaining existing customers, securing new customers and growing our revenues, our operating results would likely be adversely affected.

We continue to make significant investments in existing products and new product offerings which can adversely affect our operating results; these investments may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance our existing product offerings as well as to develop new product offerings to meet strategic opportunities as they evolve. Our operating results have recently been affected by increases in product development expenses as we have continued to make investments in our hosted, banking and accounts payable automation products, principally Paymode-X. We may at any time, based on product needs or marketplace demands, decide to significantly increase our product development expenditures. We expect to continue to make significant investments in our Paymode-X, legal spend management, transaction banking and our newly acquired commercial banking products during fiscal year 2012. Investments in existing products and new product offerings can have a negative impact on our operating results and any new product enhancement or offering may not be accepted in the marketplace or generate material revenues.

Our future financial results will be affected by our success in selling our products in a subscriptions and transactions or SaaS-based revenue model, which carries with it certain risks

A substantial portion of our revenues and profitability were historically generated from perpetual software license revenues. We are offering a growing number of our products under a subscriptions and transactions based revenue model and we continue to invest heavily in our hosted and SaaS-based products and platforms. We believe a subscription and transaction model has certain advantages over a perpetual license model, including better predictability of revenue; however, it also presents a number of risks to us, including the following:

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

Acquisitions could disrupt our business and harm our financial condition

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. In March 2012 we acquired substantially all of the assets and related operations of Intuit’s commercial banking business. In November 2011, we acquired IDT, with operations in the UK. During our prior fiscal year, we acquired Allegient, with operations in the United States and Canada, SMA and DDL, which are both UK-based businesses, and substantially all of the assets of Business Information Technology Group (BITG), which has locations in Australia and New Zealand. We may in the future acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At March 31, 2012, the carrying value of our goodwill and our other intangible assets was approximately $100 million and $85 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2011 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in Europe and the Asia-Pacific region. During the nine months ended March 31, 2012, approximately 40% of our revenues and 30% of our operating expenses, respectively, were attributable to customers or operations located outside of North America. During the nine months ended March 31, 2012 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound to the US Dollar increased slightly. We anticipate that foreign currency exchange rates may continue to fluctuate in the near term. Appreciation of the US Dollar against the British Pound, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

Catastrophic events may disrupt our business

We are a highly automated business and we rely on our network infrastructure, various software applications and many internal technology systems and data networks for our customer support, development, sales and marketing and accounting and finance functions. Further, our SaaS and hosted offerings provide services to our customers from data center facilities in several different US and international locations. Some of these data centers are operated by third-parties, and we have limited control over those facilities. A disruption or failure of these systems or data centers in the event of a natural disaster, telecommunications failure, power outage, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. Such an event could also prevent us from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of our SaaS offerings. While we have developed certain disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of such events, a catastrophic event that resulted in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
January 1, 2012 — January 31, 2012	—	—	—	$4,401,000
February 1, 2012 — February 29, 2012	—	—	—	$4,401,000
March 1, 2012 — March 31, 2012	—	—	—	$4,401,000

Total	—	—	—	$4,401,000

(1)	In April 2008, our board of directors authorized a repurchase program for the repurchase of up to $10.0 million of our common stock.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: May 10, 2012	By:	/S/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Eighth Amendment to Services Agreement dated January 5, 2012 between the Registrant and Bank of America, N.A.

10.2†	Ninth Amendment to Services Agreement dated January 13, 2012 between the Registrant and Bank of America, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

**	submitted electronically herewith
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and June 30, 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.