Form 10-K
period 2012-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2012-08-27
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2011 was $814,510,766 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

There were 36,827,917 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 20, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Executive Officers and Other Key Employees of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2012, a definitive proxy statement for our 2012 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

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

Our Company

We provide cloud-based payment, invoice and banking solutions to corporations, insurance companies, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, document management, reporting and document archive. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. A growing portion of our offerings are being sold as SaaS-based solutions and paid for on a subscription and transaction basis. Historically, however, our software has been sold predominantly on a perpetual license basis.

Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. We offer legal spend management solutions that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. We operate a cloud-based network that facilitates the exchange of electronic payments and invoices between buyers and their suppliers. We also offer solutions that banks use to provide cash management and treasury capabilities to their business customers. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents.

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

Bottomline was originally organized as a New Hampshire corporation in 1989 and was reincorporated as a Delaware corporation in August 1997. We maintain our corporate headquarters in Portsmouth, New Hampshire and our international headquarters in Reading, England. We maintain a website at www.bottomline.com. Our website includes links to our Code of Business Conduct and Ethics, and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

Unless the context requires otherwise, references to we, us, our, Bottomline and the Company refer to Bottomline Technologies (de), Inc. and its subsidiaries.

Our Strategy

Our objective is to be the leading global provider of business-to-business payment, invoice and document automation software solutions and services. Key elements of our strategy include the following:

•	moving, over time, more of our solutions to a cloud-based model which provides ease of deployment and efficiency for our customers and increased recurring revenue to us;

•	providing solutions which enable banks of all sizes to offer their business customers leading cash management and treasury capabilities;

•	continuing to add customers and functionality to our growing Paymode-X and legal spend management networks;

•	providing technology that is innovative, feature-rich and market leading that provides an optimal user experience;

•	attracting and retaining exceptional industry and management talent who have experience in our markets and the capability to grow our business;

•	continuing to develop and broaden strategic relationships that enhance our global position; and

•	pursuing strategic acquisitions that expand our geographical footprint or extend our product functionality.

Our Products and Services

Banking Solutions

Our cash management and treasury platforms enable banks of all sizes to offer their customers a host of capabilities including ACH and BACS payments, wires, international payments, check production, balance and information reporting and other features that facilitate enterprise wide cash management. Our solutions allow our bank customers to compete across a full range of client segments from small business to multi-nationals. These solutions feature an intuitive user interface designed to simplify all aspects of cash management for customers of all sizes and sophistication.

Legal Spend Management

Our legal spend management solutions integrate with claims management and time and billing systems to automate legal invoice management processes and to provide insight into all areas of a company’s outside legal spend. The combination of automated invoice routing and a sophisticated rules engine allows corporate legal and insurance claims departments to create more efficient processes for managing invoices generated by outside law firms and other service providers, while offering insight into important legal spend factors including expense monitoring and outside counsel performance.

Settlement Network Solution

Paymode-X is a leading business-to-business electronic settlement network. The solution accelerates corporations’ transition from paper to electronic transactions, helping them streamline processes, reduce costs and optimize working capital. With more than 185,000 enrolled vendors, new Paymode-X customers gain immediate benefits because many of their suppliers are already part of the Paymode-X network. Paymode-X functionality includes electronic payments, online access to purchase orders, invoices, remittance detail, comprehensive workflow, and turnkey vendor enrollment and support.

Payment and Document Automation

The payments automation capabilities inherent in our WebSeries and C-Series solutions can generate a wide variety of domestic and international payment instructions along with consolidated bank reporting of cash activity. Our solutions can reduce administrative expenses and strengthen compliance and anti-fraud controls. Users are able to gather and access data via the Web on payment and bank account information, including account totals and detailed transaction data, providing improved workflow, financial reporting and bank communications.

To help augment financial document workflow and delivery, we also offer a number of solutions built on our Transform platform for automating a wide variety of business documents and supply chain processes as well as related Web-based delivery and document archive. Our products offer advanced design, output formatting and delivery capabilities to replace paper-based forms.

Healthcare Solutions

Our solutions for advanced forms management (Transform for Healthcare and MedEx), mobile documentation (Logical Ink), workflow automation (Inprotica) and payments allow healthcare organizations to improve business efficiencies, reduce costs and improve care quality. Leveraging our extensive experience optimizing document-driven processes, our solutions are increasingly being applied across the acute care hospital enterprise, accelerating the paper-to-electronic transition while helping our customers streamline data flows and, ultimately, capture more revenue. Our products integrate with a customer’s other critical information systems helping to fill process gaps between financial, clinical and administrative systems.

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

Our Customers

Our customers are in diverse industries including financial services, insurance, healthcare, technology, retail, communications, education, media, manufacturing and government. We provide our products and services to approximately 75 of the Fortune 100 companies and approximately 75 of the FTSE (Financial Times) 100 companies. Our customers include leading organizations such as the Australia and New Zealand Banking Group (ANZ), Bank of America Merrill Lynch, British Airways, Chartis, Cigna Corporation, Deere and Company, Target Corporation, The Hartford Insurance Group, Inc., Johnson Controls, Inc., Liberty Mutual and Vodafone.

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

For transaction banking, we primarily compete with companies such as ACI Worldwide, Fundtech, Clear2Pay and Polaris Software that offer a wide range of financial services, including electronic banking applications. We also encounter competition to a lesser degree from Dovetail Software, Infosys Technologies, CoCoNet and Oracle Financial Services Software (i-flex), as well as companies that provide traditional treasury workstation solutions.

For our legal spend management solutions, we compete with a number of companies, including Serengeti Law, DataCert, CT TyMetrix, LexisNexis CounselLink, Mitratech, Legal Solutions Group and Computer Sciences Corporation (CSC).

For our Paymode-X solution, our competitors include JP Morgan’s Business Settlement Network (formerly Xign), Sungard and Syncada.

Our payment and document automation products compete primarily with companies that provide solutions to create, publish, manage and archive electronic documents, such as Adobe, StreamServe, AP Technologies and companies that offer electronic payment and laser check printing software and services, such as PaySpan, Inc., MHC Software, and ACOM Solutions in the US and Microgen and Experian in Europe. Our products also compete with companies that provide a diverse array of accounts payable automation and workflow capabilities, such as Oracle, JP Morgan’s Business Settlement Network, BasWare, Kofax, Open Text, ReadSoft, IonTrading and Image Information Systems, Inc. (DocuSphere). We also compete with providers of enterprise resource planning (ERP) solutions and providers of traditional payment products, including check stock and check printing software and services. In addition, some financial institutions compete with us as outsourced check printing and electronic payment service providers.

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

As of July 1, 2011, we revised the methodology used for allocating general and administrative costs to our reportable segments. During fiscal 2012, we also changed the segment classification of certain customers’ revenue. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

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

Banking Solutions. The Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. Our customized transaction banking solutions typically involve longer implementation periods and a significant level of professional services. Due to the customized nature of these products, revenue is generally recognized over the period of project performance on a percentage of completion basis. Periodically, we license these solutions on a subscription basis which has the effect of contributing to recurring revenue and the revenue predictability of future periods, but which also delays revenue recognition over a period that is longer than the period of project performance. This segment also includes our commercial banking business, which we acquired in March 2012. Our commercial banking products are SaaS offerings focused predominantly on medium-sized and small banks and financial institutions, and revenue for these products is typically recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted SaaS offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our hosted and outsourced payments and accounts payable automation solutions, including Paymode-X and SWIFT Access Service. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition-related expenses (including acquisition related contingent consideration), amortization of intangible assets, impairment losses on equity investments and restructuring related charges. Acquisition-related expenses include legal and professional fees and other transaction costs associated with business and asset acquisitions, costs associated with integrating acquired businesses, including costs for transitional employees or services, integration related professional services costs and other charges we incur as a direct result of our acquisition and integration efforts. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments at predetermined rates that are established as a percentage of the segment’s budgeted revenues.

We do not track or assign our assets by operating segment.

The following represents a summary of our reportable segments for the years ended June 30, 2012, 2011 and 2010.

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$101,410	$97,210	$93,390
Banking Solutions	58,469	51,266	34,722
Outsourced Solutions	64,405	40,905	29,878

	$224,284	$189,381	$157,990

Segment measure of profit:
Payments and Transactional Documents	$23,335	$22,933	$21,707
Banking Solutions	8,671	10,227	5,540
Outsourced Solutions	8,371	3,625	2,057

Total measure of segment profit	$40,377	$36,785	$29,304

A reconciliation of the measure of segment profit to our GAAP income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Total measure of segment profit	$40,377	$36,785	$29,304
Less:
Amortization of intangible assets	(15,753)	(12,662)	(13,214)
Stock-based compensation expense	(13,768)	(11,467)	(8,956)
Acquisition related expenses	(1,987)	(1,677)	(585)
Restructuring expenses	(1,609)	(1,111)	52
Add:
Other income (expense), net	41	558	(93)

Income before income taxes	$7,301	$10,426	$6,508

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

	Fiscal Year Ended June 30,
	2012		2011		2010
	(in thousands)
United States	$152,358	67.9%	$129,481	68.4%	$105,433	66.7%
United Kingdom	64,680	28.8%	53,743	28.4%	46,908	29.7%
Continental Europe	3,954	1.8%	3,883	2.0%	3,794	2.4%
Asia-Pacific	3,292	1.5%	2,274	1.2%	1,855	1.2%

Total	$224,284	100.0%	$189,381	100.0%	$157,990	100.0%

Long-lived assets, which are based on geographical designation, were as follows:

	Fiscal Year Ended June 30,
	2012	2011
	(in thousands)
Long-lived assets:
United States	$19,189	$14,053
United Kingdom	4,332	3,466
Continental Europe	5	3
Asia-Pacific	128	167

Total long-lived assets	$23,654	$17,689

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

Sales and Marketing

As of June 30, 2012, we employed 216 sales and marketing employees worldwide, of whom 130 were focused on the Americas markets, 83 were focused on European markets and 3 were focused on Asia-Pacific markets. We market and sell our products directly through our sales force and indirectly through a variety of channel partners and reseller relationships. We market and sell our products domestically and internationally, with an international focus on Europe and the Asia-Pacific region. We also maintain an inside sales group which provides a cost effective channel into maintaining existing customers and expanding our customer base.

Product Development and Engineering

Our product development and engineering organization includes employees as well as strategic development partners who provide a flexible supplement to our internal resources. We have three primary development groups: product design and user experience, software engineering, and quality assurance. We incurred $28.7 million, $21.9 million, and $18.9 million in product development and engineering costs in fiscal years 2012, 2011 and 2010, respectively.

Our product design and user experience team is extensively involved in the design of all of our products, driving the User-Centered Design process to ensure elegant, engaging, and easy to use products. Part of this process is the user experience testing that is being conducted to provide additional productivity gains for the end user. Members of this team continue to innovate and leverage contemporary design paradigms that allow our products to work on a variety of devices.

Our software engineers have substantial experience in advanced software development techniques as well as extensive knowledge of the complex processes involved in business document workflow, cash management, payment, and invoicing applications. Our engineers participate in the Microsoft Developer Network, IBM Partner World for Developers, and the Oracle Partner Developer Program. They maintain extensive knowledge of software development trends and best practices. Our technology focuses on providing business solutions utilizing industry standards, providing a path for extendibility and scalability of our products. Security, control and fraud prevention, as well as performance, data management and resource efficiencies are priorities in the technology we develop and deploy.

Our quality assurance engineers have extensive knowledge of our products and expertise in software quality assurance techniques. The quality assurance team participates in all phases of our product development processes. Members of the quality assurance group make use of both manual and automated software testing techniques to ensure high quality software is being delivered to our customers. The quality assurance group members participate in alpha and beta releases, testing of new product releases, and performance and security testing for our products.

Backlog

At the end of fiscal year 2012, our backlog was $91.5 million, including deferred revenues of $48.4 million. At the end of fiscal year 2011, our backlog was $84.7 million, including deferred revenues of $45.9 million. We do not believe that backlog is a meaningful indicator of sales that can be expected for any future period, and there can be no assurance that backlog at any point in time will translate into revenue in any specific subsequent period.

Proprietary Rights

We rely upon a combination of patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our technology and products. We have twelve patent applications on file with the US Patent Office relating to our products as of June 30, 2012. We have been awarded 21 US patents and expect to receive others. The earliest year of expiration for our awarded patents is 2015.

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

Employees

As of June 30, 2012, we had 1,000 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that employee relationships are good. Our future success will depend in part on our continued ability to attract, retain and motivate highly qualified technical and managerial personnel in a highly competitive market.

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

Continuing weakness or further deterioration in domestic and global economic conditions could have a significant adverse impact on our business, financial condition and operating results

Our business, financial condition and operating results could be significantly affected by general economic conditions. The US and global economies have experienced a significant prolonged downturn and prospects for sustained economic recovery remain uncertain. In particular, the European Union continues to face significant economic challenges, which could impede the recovery of the worldwide economy. Prolonged economic weakness or a further downturn in the US and global economies could result in a variety of risks to our business, including:

•	increased volatility in our stock price;

•	increased volatility in foreign currency exchange rates;

•

delays in, or curtailment of, purchasing decisions by our customers or potential customers either as a result of continuing economic uncertainty or anxiety or as a result of their inability to access the liquidity necessary to engage in purchasing initiatives;

•	pricing pressures for our products and services, including reductions in the duration or renewal rates for our subscription and transaction based customer contracts;

•	increased credit risk associated with our customers or potential customers, particularly those that may operate in industries or geographic regions most affected by the economic downturn; and

•	impairment of our goodwill or other assets.

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

As a result of our commercial banking acquisition in March 2012, we are entering into new customer markets and broadening our solution set to address the unique customer demands of this market; these initiatives will require significant investment and may not be successful

In March 2012, we acquired substantially all of the assets and related operations of Intuit Inc.’s (Intuit) commercial banking business. In connection with this acquisition, we are broadening our overall banking business in a number of important ways, including:

•	broadening our overall solution set to include a focus on medium-sized and small banks and financial institutions, an initiative that will require significant product investment;

•

accelerating the development of our overall solution set to SaaS-based offerings, which will require ongoing investment in our hosted infrastructure, including data security and disaster recovery capabilities; and

•	growing our global sales and marketing resources to be able to capitalize on the significant customer opportunity that we see in these markets.

The investment required to support these initiatives may adversely affect our operating results, particularly in the short term.

In addition, the commercial banking business that we acquired has been experiencing customer attrition over recent periods due in large part to customers’ views that the product required further investment and improvement. While we believe that the investment we are making in the commercial banking business will ultimately address this underlying concern, there is a risk that customer attrition will continue to occur, particularly in the short term. If we are unable to bring to market a commercial banking solution that addresses these concerns, or if the initiatives described above are unsuccessful in retaining existing customers, securing new customers and growing our revenues, our operating results would likely be adversely affected.

We continue to make significant investments in existing products and new product offerings that may not be successful, which can adversely affect our operating results; these investments may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance our existing product offerings as well as to develop new product offerings to meet strategic opportunities as they evolve. Our operating results have recently been affected by increases in product development expenses as we have continued to make investments in our hosted, banking and accounts payable automation products, principally Paymode-X. We may at any time, based on product needs or marketplace demands, decide to significantly increase our product development expenditures. We expect to continue to make significant investments in our Paymode-X, legal spend management, transaction banking and our newly acquired commercial banking products during fiscal year 2013. Investments in existing products and new product offerings can have a negative impact on our operating results and any new product enhancement or offering may not be accepted in the marketplace or generate material revenues.

Our future financial results will be affected by our success in selling our products in a subscription and transaction or SaaS-based revenue model, which carries with it certain risks

A substantial portion of our revenues and profitability were historically generated from perpetual software license revenues. We are offering a growing number of our products under a subscription and transaction based revenue model. We believe this model has certain advantages over a perpetual license model, including better predictability of revenue; however, it also presents a number of risks to us, including the following:

•	arrangements entered into on a subscription and transaction basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant;

•

subscription and transaction based revenue arrangements often include specific performance requirements or service levels that we may be unable to consistently achieve, subjecting us to penalties or other costs. Further, a material breach by us, such as a persistent failure to achieve required service levels, might permit the customer to exit the contract prior to its expiration, without additional compensation to us;

•

customer retention is critical to our future growth rates. Customers in a subscription and transaction arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contractual terms at the point of (or prior to) renewal on terms that are less favorable to us; and

•

there is no assurance that the solutions we offer on a subscription and transaction basis, including new revenue models that we may introduce, will receive broad marketplace acceptance, in which case our financial results could be materially and adversely affected.

Security breaches could have a significant adverse effect on our business

In the course of providing services to our customers, we collect, store, process and transmit highly sensitive and confidential information. Certain of our solutions also facilitate the transfer of cash. Our products, particularly our SaaS and Web-based offerings, may be vulnerable to unauthorized access, computer viruses and other disruptive problems, which could result in the theft, destruction or misappropriation of confidential information.

We may need to spend significant capital or other resources to ensure effective ongoing protection against the threat of security breaches or to alleviate problems caused by security concerns. Despite our precautions, a security breach or computer virus could occur, which could have a significant negative impact on our business, including damage to our reputation, the loss of customers and potential customers and material financial liability to us. Any such event would likely have a material adverse impact on our business, operating results and financial condition.

An increasing number of large and more complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, generally delays the timing of our revenue recognition and, in the short-term, may adversely affect our operating results, financial condition and the market price of our stock

Due to an increasing number of large and more complex customer contracts, particularly in our Banking Solutions segment, we have experienced, and will likely continue to experience, delays in the timing of our revenue recognition. These arrangements generally require significant implementation work, product customization and modification, systems integration and user acceptance testing. This results in the recognition of revenue over the period of project completion which normally spans several quarters. Delays in revenue recognition on these contracts, including delays that result from customer decisions to halt or slow down a long-term project due to their own staffing or other challenges, could adversely affect our operating results, financial condition and the market price of our common stock. Additionally, large bank and financial institution customer opportunities are very competitive and take significant time and effort to consummate. When competing for these customer opportunities, we face greater sales costs, longer sales cycles and less predictability with respect to these orders than with orders in other areas of our business. If we are unable to continue to generate new large orders on a regular basis, our business operating results and financial condition could be adversely affected.

Acquisitions could disrupt our business and harm our financial condition

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. In March 2012 we acquired substantially all of the assets and related operations of Intuit’s commercial banking business. In November 2011, we acquired IDT, Ltd. (IDT), with operations in the UK. In fiscal year 2011, we acquired Allegient, with operations in the United States and Canada, SMA Financial Limited (SMA) and Direct Debt Limited (DDL), which are both UK-based businesses, and substantially all of the assets of Business Information Technology Group (BITG), with locations in Australia and New Zealand. We may in the future acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At June 30, 2012, the carrying value of our goodwill and our other intangible assets was approximately $99 million and $79 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2012 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels, which can be difficult to predict. A decline in revenues without a corresponding and timely slowdown in expense growth could negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have operations in the US, Canada, UK, Australia, New Zealand, France and Germany. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	currency exchange rate fluctuations;

•	difficulties and costs of staffing and managing foreign operations;

•	differing regulatory and industry standards and certification requirements;

•	the complexities of tax laws in foreign jurisdictions;

•	reduced protection for intellectual property rights in some countries; and

•	import or export licensing requirements.

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom, Continental Europe and the Asia-Pacific region. During the twelve months ended June 30, 2012, approximately 40% of our revenues and 27% of our operating expenses were attributable to customers or operations located outside of North America. During the twelve months ended June 30, 2012 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound to the US Dollar decreased slightly. We anticipate that foreign currency exchange rates may continue to fluctuate in the near term. Appreciation of the US Dollar against the British Pound, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

•

our ability to demonstrate the value of our solutions as compared to solutions from other vendors such as enterprise resource planning software vendors that offer a broader enterprise application solution;

•	our ability to introduce enhancements to meet the market’s evolving needs for secure payments and cash management solutions; and

•	acceptance of our solutions that are offered on a SaaS basis.

Because we recognize subscription revenue from our customers over the term of their agreements, downturns or upturns in sales of our subscription based offerings will not be immediately reflected in our operating results

We recognize subscription revenue over the term of our customer agreements. As a result, most of our quarterly subscription revenue results from agreements entered into during previous quarters. Consequently, a shortfall in orders for our subscription based solutions in any quarter may not significantly reduce our subscription revenue for that quarter, but could negatively affect revenue in future quarters. In addition, we may be unable to quickly reduce our cost structure in response to a decrease in these orders. Accordingly, the effect of downturns in sales of our subscription based solutions will not be fully reflected in our results of operations until future periods. A subscription revenue model also makes it difficult for us to rapidly increase our revenue through additional subscription sales in any one period, as revenue is generally recognized over the applicable customer term.

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

We depend on employees who are skilled in payment, cash and document management and invoice presentment methodologies, business banking solutions and Web and other technologies

Our success depends upon the efforts and abilities of our executive officers and technical and sales employees who are skilled in e-commerce, payment methodology and regulation, business banking technologies, and Web, database and network technologies. Our current key employees and potential employees whom we seek to hire in order to support our growth are in high demand within the marketplace and many competitors, customers and industry organizations are able to offer considerably higher compensation packages than we currently provide. The loss of one or more of our key employees or our failure to attract and retain sufficient qualified employees to grow our operations could have a material adverse effect on our business. In addition, we do not maintain key man life insurance policies on any of our employees and our employees are generally free to terminate their employment with us at any time. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

Our success depends on our ability to develop new and enhanced products, services and strategic partner relationships

The markets in which we compete are subject to rapid technological change and our success is dependent on our ability to develop new and enhanced products, services and strategic partner relationships that meet evolving market needs. Trends that could have a critical impact on us include:

•	evolving industry standards, mandates and laws, such as those mandated by the National Automated Clearing House Association, the Association for Payment Clearing Services;

•	rapidly changing technology, which could cause our software to become suddenly outdated or could require us to make our products compatible with new database or network systems;

•	developments and changes relating to the Web, cloud computing and mobile applications that we must address as we maintain existing products and introduce new products; and

•	the loss of any of our key strategic partners who serve as a valuable network from which we can leverage industry expertise and respond to changing marketplace demands.

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

We rely on certain third-party software and data center hosting facilities, which could cause errors, interruptions or failures to our solutions or be difficult to replace

We rely on software licensed from third parties in order to deliver certain of our solutions. This software may not continue to be available to us on commercially reasonable terms, or at all. The loss of the right to use any of this software could result in delays in our ability to provide our solutions until equivalent technology is either developed by us or acquired from another third party, if available, which may not be possible on a cost effective basis. In addition, errors or defects in third-party software that is used in conjunction with our solutions could adversely affect the operation of our products.

Our SaaS offerings provide services to our customers from data center facilities in several different US and international locations. Some of these data centers are operated by third parties, and we have limited control over those facilities. We evaluate and select our data center providers carefully, and we have developed certain disaster recovery plans and maintain backup systems to reduce the risk and adverse effects of any disruption or failure at these data centers. However, such an event could occur despite our precautions and cause system interruptions, reputational harm, delays in product development, breaches of data security, failure to maintain service level requirements and the loss of critical data, any of which could adversely affect our business, financial condition and results of operations.

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

Defects or disruptions in our products or services could diminish demand for our solutions and have a material adverse effect on our future financial results

If the products that we offer and introduce do not sustain marketplace acceptance, our future financial results could be adversely affected. Any unanticipated performance problems, defects or bugs could result in additional development costs, diversion of technical and other resources from our other development efforts, service disruptions for our SaaS offerings, negative publicity regarding us and our products, harm to our customer relationships and exposure to potential liability claims.

Catastrophic events may disrupt our business

We are a highly automated business and we rely on our network infrastructure, various software applications and many internal technology systems and data networks for our customer support, development, sales and marketing and accounting and finance functions. Further, our SaaS offerings provide services to our customers from data center facilities in several different US and international locations. Some of these data centers are operated by third parties, and we have limited control over those facilities. A disruption or failure of these systems or data centers in the event of a natural disaster, telecommunications failure, power outage, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. Such an event could also prevent us from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of our SaaS and hosted offerings. While we have developed certain disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of such events, a catastrophic event that resulted in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected.

We could incur substantial costs resulting from warranty claims or product liability claims

Our product agreements typically contain provisions that afford customers a degree of warranty protection in the event that our products fail to conform to written specifications. These agreements normally contain provisions intended to limit the nature and extent of our risk of warranty and product liability claims. A court, however, might interpret these terms in a limited way or conclude that part or all of these terms are unenforceable. Furthermore, some of our agreements are governed by non-US law and there is a risk that foreign law might provide us less or different protection. While we maintain general liability insurance, including coverage for errors and omissions, we cannot be sure that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims.

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

We could be adversely affected if we are unable to protect our proprietary technology and could be subject to litigation regarding intellectual property rights, which could cause serious harm to our business

We rely upon a combination of patent, copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. However, we cannot assure that our patents, pending applications for patents that may issue in the future, or other intellectual property will be of sufficient scope and strength to provide meaningful protection to our technology or any commercial advantage to us, or that the patents will not be challenged, invalidated or circumvented. We enter into agreements with our employees and customers that seek to limit and protect the distribution of proprietary information. Despite our efforts to safeguard and maintain our proprietary rights, there can be no assurance that such rights will remain protected or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Litigation involving patents and other intellectual property rights is common in the United States and in other countries where we operate. We may be a party to litigation in the future to protect our intellectual property rights or as a result of an alleged infringement of the intellectual property rights of others. Any such claims, whether or not meritorious, could require us to spend significant sums in litigation, pay damages, delay product implementations, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claim. In addition, under many of our customer contracts, we are required to indemnify our customers for third-party intellectual property infringement claims, which would increase the costs to us of any such claims. These claims could have a material adverse effect on our business, operating results and financial condition.

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

Some anti-takeover provisions contained in our charter and under Delaware law could hinder a takeover attempt

We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of our stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions relating to the limitation of liability and indemnification of our directors and officers, dividing our board of directors into three classes of directors serving three-year terms and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders.

Item 1B.	Unresolved Staff Comments.

There are no unresolved written comments from the staff of the SEC regarding our periodic or current reports received not less than 180 days before the end of our fiscal year to which this Form 10-K relates.

Item 2.	Properties.

The following table sets forth the location, operating segment(s) and approximate square footage of each of the principal properties used by us during fiscal 2012. Our Portsmouth, New Hampshire facility serves as our corporate headquarters and is used by employees associated with all of our operating segments in addition to our management, administrative, sales and marketing and customer support teams. All properties, except as noted below, are leased under operating leases.

Location	Operating Segment(s)	Approximate Square Feet
North America:
Alpharetta, Georgia	Payments and Transactional Documents and Banking Solutions	26,000
Great Neck, New York	All operating segments	13,000
Marlton, New Jersey	Outsourced Solutions	4,000
Morrisville, North Carolina	Payments and Transactional Documents	4,000
Portland, Maine	Outsourced Solutions	27,000
Portsmouth, New Hampshire	All operating segments	80,000
Wilton, Connecticut	Outsourced Solutions	12,000

Europe:
Hertford, England	Outsourced Solutions	12,000
London, England	All operating segments	9,000
Reading, England(1)	Payments and Transactional Documents and Outsourced Solutions	28,000

Asia-Pacific:
Melbourne, Australia	Payments and Transactional Documents and Banking Solutions	4,000
Auckland, New Zealand	Payments and Transactional Documents	2,000

(1)	We own 16,000 square feet in Reading, England currently used as our European headquarters.

Item 3.	Legal Proceedings.

On June 29, 2012, ACI Worldwide, Inc. (ACI) filed a lawsuit in the Superior Court of Fulton County, Georgia against us and one of our employees alleging, among other things, tortious interference with contract and business relations, unjust enrichment and violation of the Georgia Trade Secrets Act of 1990, in connection with our hiring of several former ACI employees. The complaint seeks injunctive relief, costs and unspecified monetary damages. This lawsuit was subsequently removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division. We believe the allegations made against us by ACI are without merit and intend to vigorously defend ourselves in this matter. We do not currently believe that the outcome of this action will have a material adverse effect on our financial statements.

Item 4.	Mine Safety Disclosures

Not applicable

Executive Officers and Other Key Employees of the Registrant

Our executive officers and other key employees and their respective ages as of August 22, 2012, are as follows:

Name	Age	Positions
Robert A. Eberle	51	President, Chief Executive Officer and Director
Kevin M. Donovan	42	Chief Financial Officer and Treasurer
Nigel K. Savory	45	Managing Director, Europe
Richard A. Bell	47	Senior Vice President and General Manager, Financial Process Solutions, North America
Karen S. Brieger	40	Vice President, Human Resources
Eric A. Campbell	55	Chief Technology Officer
Norman J. Deluca	51	Managing Director, Banking and Financial Services
Paul J. Fannon	44	Group Sales Director, Europe
Thomas D. Gaillard	49	Senior Vice President and General Manager, Cloud Payment Services
John F. Kelly	54	General Manager, Legal Solutions
John J. Mason	42	Chief Information Officer
Andrew J. Mintzer	50	Senior Vice President, Product Strategy and Delivery
Jessica Pincomb Moran	38	Vice President, Client Services
Eric K. Morgan	42	Vice President, Global Controller

Robert A. Eberle has served as a director since September 2000, as President since August 2004 and as Chief Executive Officer since November 2006.

Kevin M. Donovan has served as Chief Financial Officer since August 2004 and as Treasurer since May 2001.

Nigel K. Savory has served as Managing Director, Europe since December 2003.

Richard A. Bell has served as Senior Vice President and General Manager, Financial Process Solutions, North America since September 2005.

Karen S. Brieger has served as Vice President, Human Resources since August 2010 and as Director, Human Resources from February 2008 through July 2010. From August 2007 through January 2008, Ms. Brieger served as Human Resources Consultant at Powerspan Corporation.

Eric A. Campbell has served as Chief Technology Officer since May 2000.

Norman J. DeLuca has served as Managing Director, Banking and Financial Services since November 2011. From October 2009 through October 2011, Mr. DeLuca served as Managing Partner at NMD Investments. From January 2008 through October 2009, Mr. DeLuca served as Chief Executive of RBS Global Transaction Services, Americas. From January 2007 through January 2008, Mr. DeLuca served as Vice Chairman, RBS Citizens Financial Group.

Paul J. Fannon has served as Group Sales Director, Europe since October 2008. From December 2003 through October 2008, Mr. Fannon served as Managing Director, Transactional Services Europe.

Thomas D. Gaillard has served as Senior Vice President and General Manager, Cloud Payment Services since July 2003.

John F. Kelly has served as General Manager, Legal Solutions since April 2011. From January 2006 through April 2011, Mr. Kelly served as Chief Executive Officer of Allegient Systems, Inc.

John J. Mason has served as Chief Information Officer since June 2010. From March 2009 through June 2010, Mr. Mason served as Vice President of Information Technology at Anacomp, Inc. From March 2007 through March 2009, Mr. Mason served as Director of Systems Engineering at Anacomp, Inc.

Andrew J. Mintzer has served as Senior Vice President, Product Strategy and Delivery since November 2007.

Jessica Pincomb Moran has served as Vice President, Client Services since June 2011. From February 2008 through May 2011, Ms. Moran served as Vice President, Corporate Services. From July 2007 through January 2008, Ms. Moran served as Vice President, Worldwide Operations at Enterasys Networks.

Eric K. Morgan has served as Controller since September 2000.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Global Select Market under the symbol EPAY. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ Global Select Market.

Period	High	Low
Fiscal 2011
First quarter	$15.59	$12.65
Second quarter	$23.10	$14.61
Third quarter	$25.24	$19.65
Fourth quarter	$28.26	$21.36
Fiscal 2012
First quarter	$26.57	$17.73
Second quarter	$25.41	$19.00
Third quarter	$29.90	$22.61
Fourth quarter	$28.38	$16.96

As of August 20, 2012, there were approximately 435 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on August 20, 2012 was $22.98. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

We have never paid dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock for the foreseeable future.

The following table provides information about purchases by us of our common stock during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
April 1, 2012 – April 30, 2012	—	$—	—	$4,401,000
May 1, 2012 – May 31, 2012	70,000	$18.24	70,000	$18,723,000
June 1, 2012 – June 30, 2012	70,000	$17.53	140,000	$17,496,000

Total	140,000	$17.89	140,000	$17,496,000

(1)	In May 2012, our board of directors authorized a repurchase program for up to $20 million of our common stock. This repurchase program replaces the program that had been in place since April 2008.

Stock Performance Graph

The stock performance graph below compares the percentage change in cumulative stockholder return on our common stock for the period from June 30, 2007 through June 30, 2012, with the cumulative total return on The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index.

This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on June 30, 2007), The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index on June 30, 2007, and assumes dividends, if any, are reinvested.

The stock price performance shown on the following graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Bottomline Technologies, the NASDAQ Composite Index

and the NASDAQ Computer & Data Processing Index

	6/07	6/08	6/09	6/10	6/11	6/12
Bottomline Technologies	100.00	78.79	72.96	105.51	200.08	146.15
NASDAQ Composite	100.00	84.54	73.03	82.88	110.33	115.30
NASDAQ Computer & Data Processing	100.00	94.64	81.56	86.76	116.98	120.85

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

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Subscriptions and transactions	$85,005	$55,133	$41,421	$31,196	$29,693
Software licenses	17,562	16,547	13,607	13,309	13,949
Service and maintenance	113,832	108,930	94,379	84,220	74,446
Equipment and supplies	7,885	8,771	8,583	9,289	13,153

Total revenues	224,284	189,381	157,990	138,014	131,241
Cost of revenues:
Subscriptions and transactions	41,964	29,935	20,552	15,272	16,110
Software licenses	2,082	1,352	1,082	821	880
Service and maintenance	51,559	47,975	40,772	37,873	32,868
Equipment and supplies	6,280	6,880	6,515	6,875	9,551

Total cost of revenues	101,885	86,142	68,921	60,841	59,409

Gross profit	122,399	103,239	89,069	77,173	71,832
Operating expenses:
Sales and marketing	49,204	39,345	34,013	32,517	31,739
Product development and engineering	28,687	21,862	18,858	20,096	17,376
General and administrative	21,495	19,502	16,383	20,915	19,197
Amortization of intangible assets	15,753	12,662	13,214	15,563	11,399

Total operating expenses	115,139	93,371	82,468	89,091	79,711

Income (loss) from operations	7,260	9,868	6,601	(11,918)	(7,879)
Other income (expense), net	41	558	(93)	443	3,082

Income (loss) before income taxes	7,301	10,426	6,508	(11,475)	(4,797)
Income tax provision (benefit)	5,596	(25,467)	2,554	813	464

Net income (loss)	$1,705	$35,893	$3,954	$(12,288)	$(5,261)

Basic net income (loss) per common share	$0.05	$1.13	$0.15	$(0.51)	$(0.22)
Diluted net income (loss) per common share	$0.05	$1.07	$0.15	$(0.51)	$(0.22)

Shares used in computing basic net income (loss) per share	34,268	31,660	25,552	24,044	23,825

Shares used in computing diluted net income (loss) per share	35,244	33,453	26,696	24,044	23,825

Non-GAAP presentation:
Income (loss) before provision for income taxes	$7,301	$10,426	$6,508	$(11,475)	$(4,797)
Amortization of intangible assets	15,753	12,662	13,214	15,563	11,399
Stock compensation expense	13,768	11,467	8,956	9,498	8,803
Acquisition-related expenses	1,987	1,677	585	581	269
Restructuring charges	1,609	1,111	(52)	1,548	—
Income tax (provision) benefit	(5,596)	25,467	(2,554)	(813)	(464)
Release of US tax valuation allowance	—	(27,394)	—	—	—

Non-GAAP net income	$34,822	$35,416	$26,657	$14,902	$15,210

The non-GAAP presentation above consists of a reconciliation of our net income or loss before income taxes to a measure of non-GAAP net income or loss. We present this supplemental information in the form of non-GAAP financial measures, which exclude certain items—specifically amortization of intangible assets, stock compensation expense, acquisition-related expenses, restructuring charges, impairment losses on equity investments and the release of our US tax valuation allowance. Acquisition-related expenses include legal and professional fees and other transaction costs associated with business and asset acquisitions, costs associated with integrating acquired businesses, including costs for transitional employees or services, integration related professional services costs and other charges we incur as a direct result of our acquisition and integration efforts. We believe that this supplemental, non-GAAP presentation is useful to investors because it allows for an evaluation of the Company with a focus on the performance of our core operations. Our executive management team, including our chief operating decision maker, uses this same non-GAAP measure internally to assess the on-going performance of the Company. Additionally, we use the same information for planning purposes, including the preparation of our operating budgets, and in communications with our board of directors in respect of financial performance.

Since the presentation above is not a GAAP measurement of financial performance there are material limitations to its usefulness on a stand alone basis, including the lack of comparability of this presentation to the GAAP financial results of other companies. Accordingly the non-GAAP information should not be used in isolation from, or as a substitute for, our GAAP results.

	Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$124,801	$111,953	$122,758	$50,255	$35,316
Marketable securities	61	64	51	48	57
Working capital	118,356	100,673	104,705	30,678	19,803
Total assets	392,371	363,334	269,382	183,151	198,766
Long-term debt (capital leases)	—	96	20	125	237
Total stockholders’ equity	314,186	285,674	210,391	120,549	138,265

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Selected Consolidated Financial Data and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended *the Exchange Act). Without limiting the foregoing, the words may, will, should, could, expects, plans, intends, anticipates, believes, estimates, predicts, potential and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and elsewhere in this Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

In the management discussion that follows we have highlighted those changes and operating factors that were the primary factors affecting period to period fluctuations. The remainder of the change in period to period fluctuations from that which is specifically discussed is arising from various individually insignificant items.

Overview

We provide cloud-based payment, invoice and banking solutions to corporations, insurance companies, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, document management, reporting and document archive. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. A growing portion of our offerings are being sold as SaaS-based solutions and paid for on a subscription and transaction basis. Historically, however, our software has been sold predominantly on a perpetual license basis.

Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. We offer legal spend management solutions that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. We operate a cloud-based network that facilitates the exchange of electronic payments and invoices between buyers and their suppliers. We also offer solutions that banks use to provide cash management and treasury capabilities to their business customers. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents.

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

During the year ended June 30, 2012, we acquired IDT, Ltd. (IDT) and we acquired substantially all of the assets and assumed certain liabilities of both Logical Progression Group, Inc. (Logical Progression) and Intuit, Inc.’s (Intuit) commercial banking business (commercial banking).

•

IDT was a longtime partner and reseller of our document automation solutions in the United Kingdom and Europe. The IDT acquisition extended our market reach and added more than 140 customers to our customer base.

•

Logical Progression was an early stage company focused on the development of mobile solutions for the healthcare industry. Logical Progression’s innovative technology, Logical Ink, is offered as part of our healthcare solutions portfolio.

•

The commercial banking acquisition broadens our overall banking product set to include solutions tailored to the unique customer demands of the medium-sized and small bank markets. Additionally, the acquisition allows us to accelerate the development of our SaaS-based hosting infrastructure and grow our global sales and marketing resources so that we can capitalize on the significant customer opportunities we see in these markets. The commercial banking business that we acquired has been experiencing customer attrition in recent periods, due largely to the fact that the underlying products require further investment and improvement. We expect that the investments we are making in the commercial banking business will ultimately address these concerns but we believe that customer attrition remains a significant risk as we enter these markets, particularly in the short term.

In March 2012, we entered into an agreement to acquire Albany Software Limited, a UK based corporation, for a cash payment of £20 million (approximately $32 million based on current exchange rates). The acquisition is subject to UK regulatory approval and the satisfaction or waiver of customary closing conditions.

For fiscal year 2012, our revenue increased to $224.3 million from $189.4 million in the prior year. This revenue increase was attributable to revenue increases in our Outsourced Solutions segment ($23.5 million), our Banking Solutions segment ($7.2 million) and our Payments and Transactional Documents segment ($4.2 million).

The increased revenue contribution from our legal spend management solutions, our SWIFT Access Service solution and our Paymode-X solution accounted for the majority of the revenue increase in our Outsourced Solutions segment. The Banking Solutions segment’s revenue increase was primarily due to the revenue from our commercial banking products acquired in March 2012. The revenue increase in our Payments and Transactional Documents segment was related to higher European revenue in our payment and document automation products, principally due to additional revenue from our fiscal 2011 acquisition of Direct Debit Limited (DDL).

We had net income of $1.7 million in the fiscal year ended June 30, 2012 compared to $35.9 million in the prior year. Our fiscal 2011 net income included the favorable impact of a $27.4 million release of a tax valuation allowance against certain of our US based deferred tax assets. The 2012 net income reflected the impact of increased operating expenses of $21.8 million offset, in part, by increased gross margins of $19.2 million. The increases in our operating expense categories were due primarily to increased employee related costs as we continued to grow our business, the impact of restructuring charges arising from severance related benefits of $1.2 million as we realigned our workforce in response to our recent acquisitions and the operating impact of our recent acquisitions, including the impact of intangible asset amortization expense. The increase in our gross margin was driven primarily by revenue increases across all operating segments.

In fiscal year 2012, we derived approximately 40% of our revenue from customers located outside of North America, principally in the United Kingdom, Continental Europe and the Asia-Pacific region.

We expect future revenue growth to be driven by our commercial banking business, our legal spend management, SWIFT Access Service and Paymode-X solutions, our WebSeries products and increased sales of our payments and transactional documents products, particularly in our healthcare solutions portfolio.

While we continued to grow our business during 2012, the overall economic environment remains challenging. While we have not experienced any significant decline in our expected volume of customer orders we have observed, in some cases, that closing new business has taken somewhat longer and, in some cases, that customer buying decisions have been postponed. Our customers operate in many different industries, a diversification that we believe helps us in this economic climate. Additionally, we believe that our recurring and subscription revenue base helps position us defensively against any short term economic downturn. While we believe that we continue to compete favorably in all of the markets we serve, ongoing or worsening economic stresses could impact our business more significantly in the future.

Revenue Sources

Our revenues are derived from multiple sources and are reported under the following classifications:

•

Subscriptions and Transactions Fees. We derive subscriptions and transactions fees from a number of sources, principally our SaaS offerings such as our legal spend management, Paymode-X and commercial banking solutions. Subscription revenues are typically recognized on a ratable basis over the subscription period. Transaction revenues are typically recorded at the time transactions are processed. Some of our SaaS products require customers to pay non-refundable set up or installation fees. In these cases, since the up-front fees do not represent a separate revenue earnings process, these fees are deferred and recognized as revenue over the estimated life of the customer relationship, which is generally between five and seven years. A significant part of our focus remains on growing the revenue contribution from our SaaS offerings and subscriptions and transactions based revenue streams.

•

Software License Fees. Software license revenues, which we derive from our software applications, are generally based on the number of software applications and user licenses purchased. Fees from the sale of perpetual software licenses are generally recognized upon delivery of the software to the customer, assuming that payment from the customer is probable and there are no extended payment terms. However, certain of our software arrangements, particularly those related to banking and financial institution customers, are recognized on a percentage of completion basis over the life of the project because they require significant customization and modification and involve extended implementation periods.

•

Service and Maintenance Fees. Our service and maintenance revenues consist of professional services fees and customer support and maintenance fees. Revenues relating to professional services not associated with highly customized software solutions are normally recognized at the time services are rendered. Professional services revenues associated with software license arrangements that include significant customization and modification are generally recognized on a percentage of completion basis over the life of the project. Software maintenance fees are recognized as revenue ratably over the respective maintenance period, which is typically one year.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. These critical accounting policies and estimates relate to stock-based compensation, revenue recognition, the valuation of goodwill and intangible assets, and the valuation of acquired deferred revenue. These critical policies and our procedures related to these policies are discussed below. In addition, refer to Note 2 to the accompanying consolidated financial statements for a discussion of all of our significant accounting policies.

Stock Based Compensation

We recognize expense for the estimated fair value of all share-based payments issued to employees. For the fiscal years ended June 30, 2012, 2011 and 2010, we recorded approximately $13.8 million, $11.5 million, and $9.0 million of expense associated with share-based payments, respectively. For fiscal year 2012, the substantial majority of this expense is related to awards of restricted stock.

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. For purposes of estimating the expected option term, we review and consider our historic option activity, particularly the underlying option holding period (including the holding period inherent in currently vested but unexercised options). We believe that each of these estimates, both expected term and volatility, are reasonable in light of the historical data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time. While there were no stock options granted in fiscal years 2012 or 2011, the operating results for these periods include the expense impact of stock option awards issued in prior years as those awards continued to vest.

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

Our software arrangements may contain multiple revenue elements, such as software licenses, professional services, hardware and post-contract customer support. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met which, excluding post-contract customer support, is typically upon delivery. Revenue for post-contract customer support agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor specific objective evidence (VSOE). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. We do not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license according to the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is recognized upon delivery of that element. Any remaining arrangement fee is then allocated to the software license. This has the effect of allocating any sales discount inherent in the arrangement to the software license fee.

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

For arrangements consisting of multiple elements, revenue is allocated to each element based on a selling price hierarchy. The selling price of each element is based on VSOE if available, third-party evidence (TPE) if VSOE is not available or estimated selling price (ESP) if neither VSOE nor TPE are available. The residual method of allocation in a non-software arrangement is not permitted and, instead, arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable based on the proportion of each deliverable’s selling price to the total arrangement fee. We are typically unable to establish TPE, which is based on the selling price charged by unrelated third-party vendors for similar deliverables when they are sold separately, as we are generally unable to obtain sufficient information on actual vendor selling prices to substantiate TPE. The objective of ESP is to estimate the price at which we would transact if the deliverable were sold separately rather than as part of a multiple element arrangement. Our determination of ESP considers several factors including actual selling prices for similar transactions, gross margin expectations and ongoing pricing strategy. We formally analyze our ESP determinations on at least an annual basis.

Goodwill and Intangible Assets

Acquired goodwill and intangible assets are initially recorded at fair value and measured periodically for impairment. We performed our annual impairment test of the carrying value of our goodwill for fiscal 2012 during our fourth quarter; this is consistent with the historic timing of our annual goodwill impairment review. Based on this review, we concluded that there was no goodwill impairment. Our analysis was performed at the reporting unit level, which requires an estimate of the fair value of each reporting unit. Based on the results of this review, we concluded that none of our reporting units were impaired. However, there can be no assurance that there will not be impairment charges in subsequent periods as a result of our future impairment reviews. To the extent that future impairment charges occur, it would likely have a material impact on our financial results. At June 30, 2012, the carrying value of goodwill for all of our reporting units was approximately $99 million.

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

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At June 30, 2012, the carrying value of our intangible assets, excluding goodwill, was approximately $79 million. As a result of our fiscal 2012 impairment review, we concluded that none of these assets were impaired.

Valuation of Acquired Intangible Assets and Acquired Deferred Revenue

In connection with our acquisitions, we have recorded intangible assets relating principally to acquired technology, customer related assets and acquired contractual rights that include favorable economic terms as compared to overall market rates at the date of acquisition. The valuation process used to calculate the values assigned to these acquired intangible assets is complex and involves significant estimation relative to our financial projections. The principal component of the valuation process is the determination of discounted future cash flows, and there are a number of variables that we consider for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process generally utilize at least a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

•	the selection of an appropriate discount rate;

•	the required return on all assets employed by the valued asset to generate future income streams;

•	our projected overall revenue growth and mix of revenue;

•	our gross margin estimates (which are highly dependent on our mix of revenue);

•	our technology and product life cycles;

•	the attrition rate of our customers, particularly those who contribute to our recurring revenue streams, such as software maintenance;

•	the determination of third party market rates for leases or other contractual rights we acquire, for purposes of assessing whether we have acquired a favorable, unfavorable or at-market contract;

•	our planned level of operating expenses; and

•	our effective tax rate.

Additionally, we are required to estimate the acquisition date fair value of acquired customer obligations that we assume as part of any acquisition. The estimated fair value of any acquired customer obligations is established as deferred revenue in the purchase price allocation and is recorded as revenue by us as we fulfill the obligation. The acquisition date fair value of these arrangements is estimated based on the historical and projected costs we expect to incur in fulfilling the arrangements, plus a normal profit margin. These costs exclude amounts relating to any selling effort, since those costs would have been incurred by the predecessor company rather than by us. In the case of acquired software maintenance contracts, the cost estimates also exclude any ongoing research and development expenses associated with product upgrades since these amounts typically do not represent a legal obligation that we assume at the time of acquisition.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that use significant unobservable (Level 3) inputs. We adopted this guidance with our fiscal quarter ended March 31, 2012 on a prospective basis and it did not have a material impact on our consolidated financial statements for the year ended June 30, 2012.

In June 2011, the FASB issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provide an option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. This will change the manner in which comprehensive income is presented in our overall financial statements, but will not result in any other accounting or financial reporting impact to us. We will incorporate the continuous statement option of this new standard effective with our first quarter filing for fiscal year 2013.

In September 2011, the FASB issued authoritative guidance permitting companies to use a series of qualitative assessments to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance an entity is not required to calculate the fair value of a reporting unit unless, based on the qualitative assessment, it is more likely than not that a reporting unit’s fair value is less than its carrying amount. However, an entity always has the option to perform a full quantitative assessment. The guidance includes examples of events and circumstances for an entity to consider in performing the qualitative assessment and is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. This standard is not expected to have a material impact on us as we expect to continue to perform a full quantitative assessment with respect to the fair value of our reporting units, as we did during fiscal year 2012.

Results of Operations

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

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

Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The following tables represent our segment revenues and our segment measure of profit:

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$101,410	$97,210	$4,200	4.3
Banking Solutions	58,469	51,266	7,203	14.1
Outsourced Solutions	64,405	40,905	23,500	57.5

	$224,284	$189,381	$34,903	18.4

Segment measure of profit:
Payments and Transactional Documents	$23,335	$22,933	$402	1.8
Banking Solutions	8,671	10,227	(1,556)	(15.2)
Outsourced Solutions	8,371	3,625	4,746	130.9

Total measure of segment profit	$40,377	$36,785	$3,592	9.8

A reconciliation of the measure of segment profit to our GAAP before the provision for income taxes is as follows:

	Fiscal Year Ended June 30,
	2012	2011
	(in thousands)
Segment measure of profit	$40,377	$36,785
Less:
Amortization of intangible assets	(15,753)	(12,662)
Stock compensation expense	(13,768)	(11,467)
Acquisition related expenses	(1,987)	(1,677)
Restructuring expenses	(1,609)	(1,111)
Add:
Other income (expense), net	41	558

Income before income taxes	$7,301	$10,426

Payments and Transactional Documents. The revenue increase for the fiscal year ended June 30, 2012 compared to the prior fiscal year was primarily attributable to increases in subscriptions and transactions revenue of $1.8 million, increases in software licenses revenue of $1.7 million, increases in professional services revenue of $1.0 million and an increase in maintenance revenue of $0.6 million partially offset by a decrease of $0.9 million in equipment and supplies revenue. The increases were primarily attributable to increased European revenue in our payment and document automation products. The increased revenue includes the unfavorable effect of foreign exchange rates of approximately $0.1 million primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the prior fiscal year. The segment profit increase of $0.4 million for the fiscal year ended June 30, 2012 compared to the prior fiscal year was primarily attributable to the increased revenue as well as increased subscriptions and transactions and software license gross margins in payment and document automation products in our European and Asia Pacific regions. The increased gross margin was offset in part by increased operating expenses primarily related to increased sales and marketing costs. We expect revenue and profit for the Payments and Transactional Documents segment to increase in fiscal year 2013 as a result of increased sales of our payment and document automation solutions and expansion of gross margins as well as from the impact of our pending acquisition of Albany Software.

Banking Solutions. The revenue increase in our Banking Solutions segment for the fiscal year ended June 30, 2012 compared to the prior fiscal year was primarily due to an increase of $5.7 million in subscriptions and transactions revenue, a $1.2 million increase in professional services revenue and a $0.8 million increase in maintenance revenue partially offset by a decrease of $0.6 million in software licenses revenue. The increased subscriptions and transactions revenue was primarily attributable to revenue from our commercial banking business, which we acquired in March 2012. The segment profit decrease of $1.6 million for the fiscal year ended June 30, 2012 compared to the prior fiscal year was primarily attributable to increased operating expenses of $6.5 million due to increased headcount related expenses largely associated with our commercial banking acquisition and increased product development initiatives, partially offset by improved gross margins driven by the increase in revenue. We expect revenue for the Banking Solutions segment to increase in fiscal year 2013 primarily as a result of the contribution of revenue from our commercial banking acquisition. We expect profit to remain relatively consistent as a result of continued investment in our cloud-based banking solutions.

Outsourced Solutions. The revenue increase in our Outsourced Solutions segment for the fiscal year ended June 30, 2012 compared to the prior fiscal year was primarily due to increased revenue from our legal spend management solutions of $15.8 million, increased revenue from our SWIFT Access Service solution of $4.2 million and increased revenue from our Paymode-X solution of $3.6 million. The legal spend management revenue increase was driven by the full year impact of our April 2011 acquisition of Allegient Systems, Inc. (Allegient). Similarly, the SWIFT Access Service revenue reflects a full year revenue impact of our October 2010 acquisition of SMA Financial Limited (SMA). The segment profit increased $4.7 million for the fiscal year ended June 30, 2012 compared to the prior fiscal year due primarily to improved subscriptions and transactions gross margins. The gross margin improvements were partially offset by increased operating expenses primarily associated with increased sales and marketing and product development headcount related expenses as we continued to develop and promote our newer products. We expect revenue for the Outsourced Solutions segment to increase in fiscal year 2013 as a result of increased revenue from our legal spend management and Paymode-X solutions. We expect profit to remain consistent during fiscal year 2013 as we continue to invest in these platforms.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)%
Revenues:
Subscriptions and transactions	$85,005	$55,133	$29,872	54.2
Software licenses	17,562	16,547	1,015	6.1
Service and maintenance	113,832	108,930	4,902	4.5
Equipment and supplies	7,885	8,771	(886)	(10.1)

Total revenues	$224,284	$189,381	$34,903	18.4

Subscriptions and Transactions. The increase in subscriptions and transactions revenues was due to increases in the revenue contribution from our Outsourced Solutions segment of $22.3 million, our Banking Solutions segment of $5.7 million and our Payments and Transactional Documents segment of $1.8 million. The Outsourced Solutions segment revenue increase was driven primarily by our legal spend management, Paymode-X and SWIFT Access Service solutions. The Banking Solutions segment revenue increase was driven primarily by our commercial banking acquisition. We expect subscriptions and transactions revenues to increase in fiscal year 2013 primarily as a result of the revenue contribution from our commercial banking business, Paymode-X, and legal spend management solutions.

Software Licenses. The increase in software license revenues was due to an increase of $1.7 million in our Payments and Transactional Documents segment driven by our European operations, partially offset by a decrease of $0.6 million from our Banking Solutions segment. We expect software license revenues to remain relatively consistent in fiscal year 2013.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of an increase in professional services revenues of $1.2 million associated with ongoing banking projects, an increase in service and maintenance revenue from our European operations of $1.8 million and an increase in revenue related to the full year impact of our SMA acquisition of $1.4 million. We expect that service and maintenance revenues will remain relatively consistent in fiscal year 2013.

Equipment and Supplies. The decrease in equipment and supplies revenues was principally due to a decrease of $0.8 million in our North American operations. We expect that equipment and supplies revenues will remain relatively consistent in fiscal year 2013.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$41,964	$29,935	$12,029	40.2
Software licenses	2,082	1,352	730	54.0
Service and maintenance	51,559	47,975	3,584	7.5
Equipment and supplies	6,280	6,880	(600)	(8.7)

Total cost of revenues	$101,885	$86,142	$15,743	18.3

Gross profit	$122,399	$103,239	$19,160	18.6

Subscriptions and Transactions. Subscriptions and transactions costs decreased to 49% of subscriptions and transactions revenues for the fiscal year ended June 30, 2012 as compared to 54% of subscriptions and transactions revenues in the fiscal year ended June 30, 2011. The decrease in subscriptions and transactions costs as a percentage of revenue was due principally to gross margin improvement within our Banking Solutions segment, primarily related to the impact of commercial banking, and our SWIFT Access Service solutions within our Outsourced Solutions segment. We expect that subscriptions and transactions costs will remain relatively consistent as a percentage of subscriptions and transactions revenue in fiscal year 2013.

Software Licenses. Software license costs increased to 12% of software license revenues for the fiscal year ended June 30, 2012 as compared to 8% of software license revenues in the fiscal year ended June 30, 2011. The increase in software license costs was primarily due to the cost of third party software that accompanies certain of our payment and transactional document sales in Europe and our banking products in North America. We expect that software license costs will increase as a percentage of software license revenues in fiscal year 2013 due to the impact of third party software costs in our Banking Solutions segment.

Service and Maintenance. Service and maintenance costs remained consistent at 45% of service and maintenance revenues for the fiscal year ended June 30, 2012 as compared to 44% for the prior fiscal year. The slight increase in service and maintenance costs as a percentage of revenue was a result of increased professional services costs in our Banking Solutions segment related to large banking projects. We expect that service and maintenance costs will remain relatively consistent as a percentage of service and maintenance revenues in fiscal year 2013.

Equipment and Supplies. Equipment and supplies costs increased slightly to 80% of equipment and supplies revenues for the fiscal year ended June 30, 2012 as compared to 78% of equipment and supplies revenues for the prior fiscal year. The increase in costs as a percentage of revenue was due to a higher mix of lower margin transactions within our North American operations. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues in fiscal year 2013.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)%
Operating expenses:
Sales and marketing	$49,204	$39,345	$9,859	25.1
Product development and engineering	28,687	21,862	6,825	31.2
General and administrative	21,495	19,502	1,993	10.2
Amortization of intangible assets	15,753	12,662	3,091	24.4

Total operating expenses	$115,139	$93,371	$21,768	23.3

Sales and Marketing. Sales and marketing expenses increased $9.9 million in the fiscal year ended June 30, 2012 as compared to the fiscal year ended June 30, 2011 principally due to an increase in headcount related costs of $7.9 million and travel related costs of $0.6 million due to the impact of our recent acquisitions and the impact of additional resources we hired to sell and promote our newer products, particularly within our Banking Solutions segment. In addition, we recognized approximately $0.3 million of sales and marketing related restructuring expense during fiscal 2012 compared to $0.4 million in fiscal 2011. We expect sales and marketing expenses will increase in fiscal year 2013 as we continue to focus on our marketing initiatives to support our new and existing products, particularly our commercial banking products and Paymode-X.

Product Development and Engineering. The increase in product development and engineering expenses of $6.8 million in the fiscal year ended June 30, 2012 as compared to the fiscal year ended June 30, 2011 was primarily attributable to increased employee related costs of $3.3 million and increased costs of $2.4 million related to contract employees and other development initiatives. These costs were incurred principally as we developed and enhanced our legal spend management, Paymode-X and banking products. In addition, we recognized approximately $0.5 million of product development and engineering related restructuring expense during fiscal 2012 compared to $0.1 million in fiscal year 2011. We expect product development and engineering expenses will increase in fiscal year 2013 as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth such as our commercial banking, Paymode-X and legal spend management solutions.

General and Administrative. The increase in general and administrative expenses of $2.0 million in the fiscal year ended June 30, 2012 as compared to the fiscal year ended June 30, 2011 was principally attributable to an increase in employee related costs of $1.3 million and increased costs associated with contract employees of $0.4 million, partially attributable to our recent acquisitions. In addition, we recognized approximately $0.1 million of general and administrative related restructuring expense during fiscal 2012 compared to $0.3 million in fiscal 2011. We expect general and administrative expenses will increase slightly during fiscal year 2013 principally due to our on-going integration efforts associated with recent acquisitions.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense for the fiscal year ended June 30, 2012 as compared to the prior fiscal year occurred as a result of increased expense from intangible assets associated with our recent acquisitions. We expect that total amortization expense for fiscal 2013 will be approximately $16.2 million.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)%
Interest income	$453	$437	$16	3.7
Interest expense	(23)	(79)	56	70.9
Other income (expense), net	(389)	200	(589)	(294.5)

Other income (expense), net	$41	$558	$(517)	(92.7)

Other Income (Expense), Net. For the fiscal year ended June 30, 2012 as compared to the prior fiscal year, interest income remained consistent as a result of similar average cash balances in each fiscal year. Interest expense remained insignificant in 2012. Other expense in fiscal 2012 arose from certain realized foreign exchange losses associated with both the British Pound Sterling and the European Euro, as compared to certain foreign exchange transaction gains in 2011. We expect that the individual components of other income and expense will continue to represent insignificant components of our overall operations in fiscal 2013.

Provision for Income Taxes

We recorded income tax expense of $5.6 million for the fiscal year ended June 30, 2012 compared to an income tax benefit of $25.5 million for the fiscal year ended June 30, 2011. Tax expense in fiscal 2012 is predominantly due to expense associated with our UK, US and Australian operations. The excess of our effective tax rate over statutory tax rates was primarily due to our inability to utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, resulting in a higher overall tax rate. The income tax benefit for fiscal year 2011 includes the impact of a $28.3 million benefit arising from the release of a portion of our US and UK valuation allowances that had been recorded against our deferred tax assets. The tax benefit arising from the release of our US and UK valuation allowance was $27.4 million and $0.9 million in 2011, respectively. The ability to release a portion of our US and UK valuation allowances was attributable to continued profitability in our US and UK operations, including the attainment of three years of cumulative profitability on a pre-tax basis during fiscal year 2011. The tax benefit for fiscal 2011 was partially offset by income tax expense associated with our UK and Australian operations, US tax expense associated with goodwill that is deductible for tax purposes but not amortized for financial reporting purposes, US state tax expense and an income tax benefit relating to a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations.

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010

Segment Information

The following table represents our revenues and profits by segment:

	Fiscal Year Ended June 30,		Increase Between Periods
	2011	2010	2011 Compared to 2010
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$97,210	$93,390	$3,820	4.1
Banking Solutions	51,266	34,722	16,544	47.6
Outsourced Solutions	40,905	29,878	11,027	36.9

	$189,381	$157,990	$31,391	19.9

Segment measure of profit:
Payments and Transactional Documents	$22,933	$21,707	$1,226	5.6
Banking Solutions	10,227	5,540	4,687	84.6
Outsourced Solutions	3,625	2,057	1,568	76.2

Total measure of segment profit	$36,785	$29,304	$7,481	25.5

A reconciliation of the measure of segment profit to our GAAP income for 2011 and 2010, before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2011	2010
	(in thousands)
Segment measure of profit	$36,785	$29,304
Less:
Amortization of intangible assets	(12,662)	(13,214)
Stock compensation expense	(11,467)	(8,956)
Acquisition related expenses	(1,677)	(585)
Restructuring expenses	(1,111)	52
Add:
Other income (expense), net	558	(93)

Income before income taxes	$10,426	$6,508

Payments and Transactional Documents. The revenue increase for the fiscal year ended June 30, 2011 compared to the prior fiscal year was primarily attributable to increases in software licenses revenue of $2.2 million and increases in subscriptions and transactions revenue of $1.7 million. These increases were both primarily attributable to increased European revenue in our payment and document automation products. The revenue increase includes a favorable effect of foreign exchange rates of approximately $0.5 million associated with the British Pound Sterling and the Australian Dollar, both of which appreciated against the US Dollar when compared to the prior fiscal year. The segment profit increase of $1.2 million for the fiscal year ended June 30, 2011 compared to the prior fiscal year was primarily attributable to increased software license and subscriptions and transactions gross margins in our European payment and document automation products. The increased gross margin was offset by increased operating expenses primarily related to increased sales and marketing costs in the US and Europe largely associated with our 2011 business acquisitions.

Banking Solutions. The revenue increase in our Banking Solutions segment for the fiscal year ended June 30, 2011 compared to the prior fiscal year was primarily due to an increase of $13.1 million in professional services revenue associated with several large ongoing banking projects. In addition, subscriptions and transactions revenue increased $2.8 million and software license revenue increased $0.5 million in this segment. The segment profit increase of $4.7 million for the fiscal year ended June 30, 2011 compared to the prior fiscal year was primarily attributable to increased gross margins due to the revenue increase, partially offset by increased operating expenses attributable to increased headcount related expenses associated with increased product development initiatives.

Outsourced Solutions. The revenue increase in our Outsourced Solutions segment for the fiscal year ended June 30, 2011 compared to the prior fiscal year was due to the revenue contributions from our Paymode-X solution, our SWIFT Access Service products and our legal spend management solutions. The SWIFT Access Service product revenue relates to our acquisition of SMA in October 2010 and the legal spend management solutions revenue increase was driven by our acquisition of Allegient in April 2011. The segment profit increased $1.6 million for the fiscal year ended June 30, 2011 compared to the prior fiscal year due primarily to improved subscriptions and transactions gross margins. The gross margin improvements were partially offset by increased operating expenses primarily associated with increased sales and marketing headcount related expenses as we promoted our newer products.

Revenues by Category

	Fiscal Year Ended June 30,		Increase Between Periods
	2011	2010	2011 Compared to 2010
	(in thousands)%
Revenues:
Subscriptions and transactions	$55,133	$41,421	$13,712	33.1
Software licenses	16,547	13,607	2,940	21.6
Service and maintenance	108,930	94,379	14,551	15.4
Equipment and supplies	8,771	8,583	188	2.2

Total revenues	$189,381	$157,990	$31,391	19.9

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

Cost of Revenues

	Fiscal Year Ended June 30,		Increase Between Periods
	2011	2010	2011 Compared to 2010
	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$29,935	$20,552	$9,383	45.7
Software licenses	1,352	1,082	270	25.0
Service and maintenance	47,975	40,772	7,203	17.7
Equipment and supplies	6,880	6,515	365	5.6

Total cost of revenues	$86,142	$68,921	$17,221	25.0

Gross profit	$103,239	$89,069	$14,170	15.9

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

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense for the fiscal year ended June 30, 2011 as compared to the prior fiscal year occurred as expense from intangible assets arising in prior acquisitions decreased as those assets aged, offset in part by an increase in amortization expense from intangible assets associated with more recent acquisitions, including SMA, DDL, Business Information Technology Group (BITG) and Allegient.

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

Provision for Income Taxes

We recorded an income tax benefit of $25.5 million for the fiscal year ended June 30, 2011 compared to income tax expense of $2.6 million for the fiscal year ended June 30, 2010. The net income tax benefit for fiscal year 2011 includes the impact of a $28.3 million benefit arising from the release of a portion of our US and UK valuation allowances that had been recorded against our deferred tax assets. The tax benefit arising from the release of our US and UK valuation allowance was $27.4 million and $0.9 million, respectively. The ability to release a portion of our US and UK valuation allowances was attributable to continued profitability in our US and UK operations, which was expected to continue, including the attainment of three years of cumulative profitability on a pre-tax basis during fiscal year 2011. The net tax benefit for fiscal 2011 also included income tax expense associated with our UK and Australian operations, US tax expense associated with goodwill that is deductible for tax purposes but not amortized for financial reporting purposes, US state tax expense and an income tax benefit relating to a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations. Tax expense for the year ended June 30, 2010 was due principally to income tax expense associated with our UK and Australian operations, alternative minimum tax arising from the utilization of net operating losses in the US and tax expense associated with goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operating activities and the sale of our common stock. We have generated positive operating cash flows in each of our last eleven completed fiscal years. We have no long-term debt. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future.

In March 2012, we entered into an agreement to acquire Albany Software Limited, a UK based corporation, for a cash payment of £20 million (approximately $32 million based on current exchange rates). The acquisition is subject to UK regulatory approval and the satisfaction or waiver of customary closing conditions. We anticipate funding this obligation with cash on hand and do not believe this use of cash will adversely impact our overall liquidity position.

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the year ended June 30, 2012 and 2011 are summarized in the tables below:

	June 30,	June 30,
	2012	2011
	(in thousands)
Cash, cash equivalents and marketable securities	$124,862	$112,017
Long-term debt (capital leases)	$—	$96

	Fiscal Year Ended June 30,
	2012	2011
	(in thousands)
Cash provided by operating activities	$35,415	$30,501
Cash used in investing activities	(36,503)	(64,410)
Cash provided by financing activities	14,939	20,030
Effect of exchange rates on cash	(1,003)	3,074

Cash, cash equivalents and marketable securities. At June 30, 2012 our cash and cash equivalents consisted primarily of cash deposits held at major banks and money market funds. The $12.8 million increase in cash, cash equivalents and marketable securities at June 30, 2012 from June 30, 2011 was primarily due to cash generated from operations of $35.4 million and cash generated from the exercise of employee stock options and the exercise of a stock warrant, offset in part by cash used to fund acquisitions of $27.4 million, purchase property and equipment of $9.1 million and the unfavorable effect of exchange rates on cash of $1.0 million.

Cash, cash equivalents and marketable securities included $37.0 million held by our foreign subsidiaries as of June 30, 2012, of which $6.4 million would be subject to US tax rates if we sought to use those amounts to fund domestic operations. Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Decreases in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar decreased our overall cash balances by approximately $1.0 million in the fiscal year ended June 30, 2012. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

We intend to continue to permanently reinvest our earnings from foreign subsidiaries, and we currently do not anticipate that we will need funds generated from our foreign subsidiaries to fund our domestic operations. If in the future we were to change our intention with respect to permanent reinvestment of earnings from our foreign subsidiaries, any foreign earnings that had previously not been taxed in the US would generally become subject to US tax at statutory rates.

Operating Activities. Cash generated from operating activities primarily relates to our net income or loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $4.9 million in the fiscal year ended June 30, 2012 versus the prior fiscal year. The increase in cash generated from operations was primarily due to a decrease in cash used in accounts receivable of $5.7 million and a decrease in cash used in accrued expenses of $5.7 million partially offset by a decrease in cash provided by other assets of $3.8 million and an increase in cash used in accounts payable of $2.0 million when compared to the same period in the prior year.

At June 30, 2012, we had US net operating loss carryforwards of $48.3 million, which expire at various times through year 2031 and European net operating loss carryforwards of $8.4 million, which have no statutory expiration date. We also currently have approximately $2.7 million of research and development tax credit carryforwards available which expire at various points through year 2032. The research and development tax credit expired on December 31, 2011 for US federal income tax purposes. Accordingly, absent a change in US tax law, we will not generate research and development tax credits beyond the amount recorded at June 30, 2012. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At June 30, 2012, a portion of the deferred tax assets associated with our US and European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. During the year ended June 30, 2012, we completed several business and asset acquisitions using cash (net of cash acquired) of $27.4 million. The decrease in net cash used in investing activities for the fiscal year ended June 30, 2012 versus the prior fiscal year was primarily due to the $27.4 million in cash used to fund current year acquisitions occurring in the current fiscal year as compared to the $59.7 million of cash we used during the prior fiscal year. The decrease in net cash used to fund acquisitions was offset in part by an increase in cash used for the purchase of property and equipment of $4.4 million. The cash we used to fund acquisitions during fiscal 2012 and 2011 was as follows:

2012 Acquisition Activity

•	On November 10, 2011, we acquired IDT for a cash payment of $1.6 million (net of cash acquired).

•	On November 30, 2011, we acquired substantially all of the assets and assumed certain liabilities of Logical Progression for a cash payment of $1.4 million.

•

On February 21, 2012, we paid additional consideration of $4.4 million to Bank of America upon the migration of acquired contracts associated with Bank of America’s Global Commission Payments business, which we acquired in 2010, to our Paymode-X solution.

•	On March 9, 2012, we acquired substantially all of the assets and related operations of Intuit’s commercial banking business for a cash payment of $20.0 million.

2011 Acquisition Activity

•	On October 26, 2010, we acquired SMA for a cash payment of $6.0 million (net of cash acquired).

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

Financing Activities. The decrease in cash provided by financing activities for the fiscal year ended June 30, 2012 as compared to the prior fiscal year was predominantly due to lower proceeds from the exercise of stock options and employee stock purchases of $7.9 million, the absence of $4.9 million in proceeds received from a common stock offering we completed in 2011 and the impact of our repurchase of common stock of $2.5 million during 2012 partially offset by proceeds we received from the exercise of a warrant in our common stock of $8.5 million.

Notes Payable and Credit Facilities

In September 2011, our Loan and Security Agreement with Silicon Valley Bank (the Credit Facility) expired. No amounts were due at the expiration date. Based on cash available on hand we decided not to renew the Credit Facility.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2012:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$16,621	$3,826	$6,493	$2,382	$3,920
Pending acquisition of Albany Software Limited (see Note 4)	32,000	32,000	—	—	—
Capital lease obligations (inclusive of interest)	97	97	—	—	—
Other contractual obligations	6,536	2,711	3,066	759	—

Total	$55,254	$38,634	$9,559	$3,141	$3,920

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits, for which cash settlement may be required, in the amount of $0.5 million. These amounts have been excluded because, as of June 30, 2012, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2012 we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our exposure to financial risk, including changes in interest rates, relates primarily to our cash and cash equivalents. We have not entered into any interest rate swap agreements or other instruments to minimize our exposure to interest rate fluctuations. We have not had any derivative instruments in the past and do not presently plan to have these types of instruments in the future. Our cash and cash equivalents typically consist of demand deposit accounts, money market mutual funds and U.S. Treasury securities. Based on our current average balances of cash and cash equivalents a significant change in interest rates could have a material effect on our operating results. Based on our average cash and cash equivalents balance and average actual interest rates during the respective annual periods, a 100 basis point change in interest rates would result in a hypothetical change of approximately $1.3 million, $1.3 million, and $0.6 million for the fiscal years ended 2012, 2011 and 2010, respectively, in our results of operations and cash flows.

Foreign currency exchange rate risk

We have significant operations located in the United Kingdom, where the functional currency is British Pound Sterling. We also have operations in Australia, where the functional currency is the Australian dollar, in Germany and France, where the functional currency is the European Euro and in New Zealand and Canada, where the functional currencies are the New Zealand Dollar and the Canadian Dollar, respectively. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future.

Foreign currency translation risk

The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our cash balances as of June 30, 2012 and 2011:

	Effect of a 10% Increase or Decrease in Exchange Rates
	Cash and cash equivalents
	2012	2011
	(in thousands)
Between US Dollar and:
British Pounds Sterling (+/-)	$3,094	$2,035
European Euro (+/-)	$239	$290
Australian Dollar (+/-)	$334	$274

A 10% increase or decrease in the exchange rate between the New Zealand Dollar and the US Dollar or the Canadian Dollar and the US Dollar would not have had a significant impact on our cash and cash equivalents at June 30, 2012 or June 30, 2011.

The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our revenue and net income (loss) for the years ended June 30, 2012, 2011 and 2010:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Revenue			Net income (loss)
	2012	2011	2010	2012	2011	2010
	(in thousands)
Between US Dollar and:
British Pounds Sterling (+/-)	$6,468	$5,374	$4,691	$396	$288	$112
European Euro (+/-)	$395	$388	$379	$50	$63	$224
Australian Dollar (+/-)	$277	$210	$186	$24	$8	$102

A 10% increase or decrease in the average exchange rate between the New Zealand Dollar and the US Dollar or the Canadian Dollar and the US Dollar would not have had a significant impact on our revenue or net income for the years ended June 30, 2012, or 2011. We did not have operations in New Zealand or Canada prior to fiscal 2011.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As allowed by SEC guidance, management excluded from its assessment the commercial banking business which was acquired in March 2012 and which represented less than 5 percent of total assets and less than 5 percent of total revenues as of and for the year ended June 30, 2012. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See Executive Officers and Other Key Employees of the Registrant in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2012. The information required by this item is incorporated herein by reference to the information contained under the captions Proposal I—Election of Class II Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance of the Proxy Statement.

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

The information required by this item is incorporated herein by reference to the information contained under the captions Employment and Other Agreements and Potential Payments Upon Termination or Change in Control, Proposal I—Election of Class II Directors, Corporate Governance and Certain Relationships and Related Transactions of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required to be disclosed by this item is incorporated herein by reference to the information contained under the caption Principal Accountant Fees and Services and Pre-Approval Policies and Procedures of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements—see Index to Consolidated Financial Statements	51

(2)	Financial Statement Schedule for the Years Ended June 30, 2012, 2011 and 2010: Schedule II—Valuation and Qualifying Accounts	50

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS

Years Ended June 30, 2012, 2011 and 2010

	Activity
Year Ended	Balance at Beginning of Year	(Charged to Revenue, Costs and Expenses)	Additions and Recoveries (1)	Deductions (2)	Balance at End of Year
	(in thousands)
June 30, 2012	$429	239	—	82	$586
June 30, 2011	$481	88	69	209	$429
June 30, 2010	$645	7	2	173	$481

(1)	Additions primarily represent increases to the allowance for doubtful accounts and returns balances as a result of the impact of increases in foreign currency exchange rates.
(2)	Deductions are principally write-offs and reductions to reserves as well as the impact of decreases in foreign currency exchange rates.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

As allowed by SEC guidance, management excluded from its assessment the commercial banking business which was acquired in March 2012 and which represented less than 5 percent of total assets and less than 5 percent of total revenues as of and for the year ended June 30, 2012.

Based on our assessment, management concluded that, as of June 30, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 53.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bottomline Technologies (de), Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the commercial banking business which is included in the 2012 consolidated financial statements of Bottomline Technologies (de), Inc. and constituted less than 5 percent of total assets and less than 5 percent of total revenues for the year then ended. Our audit of internal control over financial reporting of Bottomline Technologies (de), Inc. also did not include an evaluation of the internal control over financial reporting of the commercial banking business.

In our opinion, Bottomline Technologies (de), Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and loss, and cash flows for each of the three years in the period ended June 30, 2012 of Bottomline Technologies (de), Inc. and our report dated August 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

August 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and loss, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

August 27, 2012

CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$124,801	$111,953
Marketable securities	61	64
Accounts receivable, net of allowances for doubtful accounts and returns of $586 at June 30, 2012 and $429 at June 30, 2011	45,344	41,535
Inventory, net	480	365
Deferred tax assets	6,773	7,297
Prepaid expenses and other current assets	8,212	7,646

Total current assets	185,671	168,860
Property, plant and equipment, net	19,756	16,098
Customer related intangible assets, net	52,506	57,518
Core technology intangible assets, net	17,355	14,713
Other intangible assets, net	9,106	2,318
Goodwill	98,974	98,524
Other assets	9,003	5,303

Total assets	$392,371	$363,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,841	$8,971
Accrued expenses	17,170	18,706
Deferred revenue	41,304	40,510

Total current liabilities	67,315	68,187
Deferred revenue, non current	7,072	5,438
Deferred income taxes	1,641	2,208
Other liabilities	2,157	1,827

Total liabilities	78,185	77,660
Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—36,672 at June 30, 2012 and 34,625 at June 30, 2011; outstanding shares—34,741 at June 30, 2012 and 32,744 at June 30, 2011	37	35
Additional paid-in-capital	438,732	408,375
Accumulated other comprehensive loss	(6,564)	(4,524)
Treasury stock: 1,931 at June 30, 2012 and 1,881 shares at June 30, 2011, at cost	(22,291)	(20,779)
Accumulated deficit	(95,728)	(97,433)

Total stockholders’ equity	314,186	285,674

Total liabilities and stockholders’ equity	$392,371	$363,334

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2012	2011	2010
	(in thousands, except per share data)
Revenues:
Subscriptions and transactions	$85,005	$55,133	$41,421
Software licenses	17,562	16,547	13,607
Service and maintenance	113,832	108,930	94,379
Equipment and supplies	7,885	8,771	8,583

Total revenues	224,284	189,381	157,990
Cost of revenues:
Subscriptions and transactions	41,964	29,935	20,552
Software licenses	2,082	1,352	1,082
Service and maintenance	51,559	47,975	40,772
Equipment and supplies	6,280	6,880	6,515

Total cost of revenues	101,885	86,142	68,921

Gross profit	122,399	103,239	89,069
Operating expenses:
Sales and marketing	49,204	39,345	34,013
Product development and engineering	28,687	21,862	18,858
General and administrative	21,495	19,502	16,383
Amortization of intangible assets	15,753	12,662	13,214

Total operating expenses	115,139	93,371	82,468

Income from operations	7,260	9,868	6,601
Interest income	453	437	246
Interest expense	(23)	(79)	(74)
Other, net	(389)	200	(265)

Other income (expense), net	41	558	(93)

Income before income taxes	7,301	10,426	6,508
Income tax provision (benefit)	5,596	(25,467)	2,554

Net income	$1,705	$35,893	$3,954

Basic net income per common share	$0.05	$1.13	$0.15

Diluted net income per common share	$0.05	$1.07	$0.15

Shares used in computing basic net income per common share	34,268	31,660	25,552

Shares used in computing diluted net income per common share	35,244	33,453	26,696

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME AND LOSS

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balances at June 30, 2009	26,516	$27	2,205	$(24,360)	$287,082	$(4,920)	$(137,280)	$120,549
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	1,248	1	(156)	1,726	11,577	—	—	13,304
Issuance of common stock in connection with stock offering, net of offering costs	4,200	4	—	—	57,520	—	—	57,524
Vesting of restricted stock awards	412	—	—	—	—	—	—	—
Issuance of warrants in connection with acquisition	—	—	—	—	10,520	—	—	10,520
Stock compensation expense	—	—	—	—	8,956	—	—	8,956
Repurchase of common stock to be held in treasury	—	—	2	(23)	—	—	—	(23)
Tax benefit associated with non qualified stock option exercises and forfeitures	—	—	—	—	45	—	—	45
Net income	—	—	—	—	—	—	3,954	3,954
Foreign currency translation adjustment	—	—	—	—	—	(4,438)	—	(4,438)

Comprehensive loss	—	—	—	—	—	—	—	(484)

Balances at June 30, 2010	32,376	$32	2,051	$(22,657)	$375,700	$(9,358)	$(133,326)	$210,391
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	1,308	1	(170)	1,878	12,721	—	—	14,600
Issuance of common stock in connection with acquisition	134	—	—	—	2,939	—	—	2,939
Issuance of common stock in connection with stock offering, net of offering costs	354	1	—	—	4,863	—	—	4,864
Vesting of restricted stock awards	453	1	—	—	—	—	—	1
Stock compensation expense	—	—	—	—	11,467	—	—	11,467
Tax benefit associated with non qualified stock option exercises and forfeitures	—	—	—	—	685	—	—	685
Net income	—	—	—	—	—	—	35,893	35,893
Foreign currency translation adjustment	—	—	—	—	—	4,834	—	4,834

Comprehensive income	—	—	—	—	—	—	—	40,727

Balances at June 30, 2011	34,625	$35	1,881	$(20,779)	$408,375	$(4,524)	$(97,433)	$285,674
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	519	—	(90)	992	5,717	—	—	6,709
Issuance of common stock in connection with warrant exercise, net of costs	1,000	1	—	—	8,452	—	—	8,453
Vesting of restricted stock awards	528	1	—	—	(1)	—	—	—
Stock compensation expense	—	—	—	—	13,768	—	—	13,768
Repurchase of common stock to be held in treasury			140	(2,504)				(2,504)
Tax benefit associated with non qualified stock option exercises and forfeitures	—	—	—	—	2,421	—	—	2,421
Net income	—	—	—	—	—	—	1,705	1,705
Foreign currency translation adjustment	—	—	—	—	—	(2,040)	—	(2,040)

Comprehensive loss	—	—	—	—	—	—	—	(335)

Balances at June 30, 2012	36,672	$37	1,931	$(22,291)	$438,732	$(6,564)	$(95,728)	$314,186

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2012	2011	2010
	(in thousands)
Operating activities
Net income	$1,705	$35,893	$3,954
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	15,753	12,662	13,214
Stock compensation expense	13,768	11,467	8,956
Depreciation and amortization of property, plant and equipment	5,724	5,140	4,565
Deferred income tax (benefit) expense	(724)	(28,146)	652
Provision for allowances on accounts receivable	239	88	(105)
Provision for allowances for obsolescence of inventory	4	2	35
Excess tax benefits associated with stock compensation	(2,434)	(718)	(267)
Loss on disposal of equipment	—	26	4
(Gain) loss on foreign exchange	38	(35)	74
Changes in operating assets and liabilities:
Accounts receivable	(4,024)	(9,735)	(3,826)
Inventory	(129)	(27)	17
Prepaid expenses and other current assets	1,384	714	(1,659)
Other assets	(2,305)	1,474	2,254
Accounts payable	(52)	1,945	162
Accrued expenses	3,587	(2,119)	466
Deferred revenue	2,459	2,183	(2,069)
Other liabilities	422	(313)	87

Net cash provided by operating activities	35,415	30,501	26,514
Investing activities
Acquisition of businesses and assets, net of cash acquired	(27,375)	(59,718)	(18,067)
Purchases of available-for-sale securities	—	(10,982)	—
Proceeds from sales of available-for-sale securities	—	10,982	—
Purchases of held-to-maturity securities	(63)	(54)	(50)
Proceeds from sales of held-to-maturity securities	63	54	50
Purchases of property and equipment, net	(9,128)	(4,692)	(4,368)

Net cash used in investing activities	(36,503)	(64,410)	(22,435)
Financing activities
Proceeds from sale of common stock, net	—	4,864	57,524
Proceeds from exercise of warrants, net	8,453	—	—
Proceeds from exercise of stock options and employee stock purchase plan	6,709	14,600	13,304
Repurchase of common stock	(2,504)	—	(23)
Excess tax benefits associated with stock compensation	2,434	718	267
Capital lease payments	(153)	(149)	(110)
Payment of bank financing fees	—	(3)	(18)
Payment of long-term financing obligation	—	—	(89)

Net cash provided by financing activities	14,939	20,030	70,855
Effect of exchange rate changes on cash	(1,003)	3,074	(2,431)

Increase (decrease) in cash and cash equivalents	12,848	(10,805)	72,503
Cash and cash equivalents at beginning of year	111,953	122,758	50,255

Cash and cash equivalents at end of year	$124,801	$111,953	$122,758

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$118	$76	$52
Income taxes	$2,806	$2,323	$1,591
Non-cash investing and financing activities:
Issuance of warrants in connection with acquisition of business	$—	$—	$10,520
Issuance of common stock in connection with acquisition of business	$—	$2,939	$—

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 30, 2012, 2011 and 2010

1. Organization and Nature of Business

Bottomline Technologies (de), Inc. is a Delaware corporation that markets and provides cloud-based payment, invoice and banking solutions to corporations, insurance companies, financial institutions and banks around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, invoice receipt and approval, collections, cash management, risk mitigation, document management, reporting and document archive. Our products and services are sold to customers operating in many different industries throughout the world, but principally in the US, Europe and Asia-Pacific.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition (particularly revenue recognition associated with contracts accounted for on a percentage of completion basis), allowances for doubtful accounts and returns, recoverability of deferred tax assets, determining the fair value associated with acquired assets and liabilities, asset impairment and certain of our accrued liabilities. Actual results could differ from those estimates.

Foreign Currency Translation

We have various international subsidiaries in Europe, in the Asia-Pacific region and in Canada, whose functional currencies are either the British Pound Sterling or European Euro (in respect of our European subsidiaries), the Australian or New Zealand Dollar (in respect of our Australian or New Zealand subsidiaries) or the Canadian Dollar (in respect of our Canadian subsidiary). Assets and liabilities of all of our international subsidiaries have been translated into US dollars at year-end exchange rates, and results of operations and cash flows have been translated at the average exchange rates in effect during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses are included in results of operations as incurred and are not significant to our overall operations.

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2012 our cash equivalents consisted of demand deposit accounts and money market funds.

Marketable Securities

All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. From time to time, our marketable securities may consist of corporate bonds and term deposits at banking institutions. Our held to maturity investments, all of which mature within one year, are recorded at amortized cost and interest income is recognized in earnings when earned. The cost of securities sold is determined based on the specific identification method. At June 30, 2012 and 2011 amortized cost approximated fair value.

The table below presents information regarding our marketable securities by major security type as of June 30, 2012 and 2011.

	June 30, 2012			June 30, 2011
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	61	—	61	64	—	64

Total marketable securities	$61	$—	$61	$64	$—	$64

Other Investments

In April 2010, we made an investment of $0.3 million in a privately-held technology company. This investment is being accounted for at cost, as we do not have the ability to exercise significant influence over the investee, and it is reported as a component of our other assets at June 30, 2012. The investment is evaluated periodically for other than temporary impairment; impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. At June 30, 2012, we reviewed the carrying value of this investment and concluded that it was not impaired.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We had approximately $111 million of cash and cash equivalents invested with five financial institutions at June 30, 2012. Balances of cash and cash equivalents are typically in excess of any insurance, such as FDIC coverage, that may protect our deposits.

Our accounts receivable are reported in our consolidated balance sheet net of allowances for uncollectible accounts and customer returns. We believe that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising our customer base. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom we have had no prior collections history, and collateral is generally not required. We maintain reserves for potential losses based on customer specific situations as well as our historic experience and such losses, in the aggregate, have not exceeded our expectations. There were no customers that, individually, accounted for more than 10% of our consolidated accounts receivable balance at June 30, 2012. There were two customers that, individually, accounted for more than 10% of our consolidated accounts receivable balance at June 30, 2011. For the fiscal year ended June 30, 2012, we had no customer that accounted for 10% or greater of our consolidated revenues. For the fiscal years ended June 30, 2011 and 2010, we had one customer in our Banking Solutions segment that accounted for approximately 10% of our consolidated revenues.

Financial Instruments

The fair value of our financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable and accounts payable, are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at June 30, 2012 and 2011, respectively, due to the short-term nature of the instruments.

Accounts Receivable

Accounts receivable include unbilled receivables of approximately $2.5 million and $4.0 million at June 30, 2012 and 2011, respectively. Unbilled receivables predominantly represent revenues recognized on long-term contracts for which billings have not yet been presented to the customers, based on the contractually stipulated billing requirements.

Inventory

Inventory is stated at the lower of our cost of purchase (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to seven years). Software is depreciated on a straight-line basis over the estimated useful lives of the assets (generally one to three years). Technical equipment is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). The building we own in Reading, England is depreciated on a straight-line basis over the estimated useful life of the asset (fifty years). Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the respective remaining lease term, inclusive of any expected renewal periods. Periodically, based on specific transactions, we may assign a life outside of the general range of useful lives noted here if a specific asset’s estimated period of use falls outside of the normal range.

Goodwill and Other Intangible Assets

We initially record goodwill and other intangible assets at their estimated fair values, and we review these assets periodically for impairment. In connection with prior business and asset acquisitions, we have recorded goodwill based on the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is tested at least annually for impairment, historically during our fourth quarter.

Our specifically identifiable intangible assets, which consist principally of acquired core technology and customer related intangible assets, are reported net of accumulated amortization and are being amortized over their estimated useful lives at amortization rates that are proportional to each asset’s estimated economic benefit. We review annually the carrying value of these intangible assets, or more frequently if indicators of impairment are present.

In performing our review of the recoverability of goodwill and other intangible assets we consider several factors, including whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset. We also consider whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life. In the case of goodwill, we must estimate the fair value of the reporting unit to which the goodwill is assigned. If, as a result of examining any of these factors, we conclude that the carrying value of goodwill or any other intangible asset exceeds its estimated fair value, we will recognize an impairment charge and reduce the carrying value of the asset to its estimated fair value.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $0.7 million, $0.7 million, and $1.2 million for the years ended June 30, 2012, 2011 and 2010, respectively.

Shipping and Handling Costs

We expense all shipping, handling and delivery costs in the period incurred, generally as a component of equipment and supplies cost of revenues.

Commissions Expense

We record commissions as a component of sales and marketing expense when earned by the respective salesperson. Excluding certain software licenses within our Banking Solutions segment, for which commissions are earned as revenue is recorded over the period of project performance, substantially all software commissions are earned in the month in which a customer order is received. Commissions associated with professional services are typically earned in the month that services are rendered. Commissions associated with post-contract customer support arrangements and subscription-based arrangements are typically earned when the customer is billed for the underlying contractual period. Commissions are normally paid within thirty days of the month in which they are earned.

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

Capitalized Software Costs

Capitalization of software development costs begins upon the establishment of technological feasibility. In the development of our products and our enhancements to existing products, technological feasibility is not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. For the years ended June 30, 2012, 2011 and 2010, there were no material costs capitalized since substantially all development costs were incurred prior to attaining technological feasibility.

We capitalize certain costs associated with internal use software, including software that we use in providing our hosted and cloud-based solutions, during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the years ended June 30, 2012, 2011 and 2010 there were no material costs capitalized.

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

Our software arrangements may contain multiple revenue elements, such as software licenses, professional services, hardware and post-contract customer support. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met which, excluding post-contract customer support, is typically upon delivery. Revenue for post-contract customer support agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor specific objective evidence (VSOE). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. We do not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license according to the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is recognized upon delivery of that element. Any remaining arrangement fee is then allocated to the software license. This has the effect of allocating any sales discount inherent in the arrangement to the software license fee.

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

For arrangements consisting of multiple elements, revenue is allocated to each element based on a selling price hierarchy. The selling price of each element is based on VSOE if available, third-party evidence (TPE) if VSOE is not available or estimated selling price (ESP) if neither VSOE nor TPE are available. The residual method of allocation in a non-software arrangement is not permitted and, instead, arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable based on the proportion of each deliverable’s selling price to the total arrangement fee. We are typically unable to establish TPE, which is based on the selling price charged by unrelated third-party vendors for similar deliverables when they are sold separately, as we are generally unable to obtain sufficient information on actual vendor selling prices to substantiate TPE. The objective of ESP is to estimate the price at which we would transact if the deliverable were sold separately rather than as part of a multiple element arrangement. Our determination of ESP considers several factors including actual selling prices for similar transactions, gross margin expectations and ongoing pricing strategy. We plan to formally analyze our ESP determinations on at least an annual basis.

Whether a deliverable represents a separate unit of accounting, thus resulting in discrete revenue recognition as the revenue recognition criteria for that deliverable are met, is dependent on whether the deliverable has value to the customer on a standalone basis. A deliverable has standalone value if it is sold separately by us or any other vendor or if the deliverable could be resold by the customer. Additionally, in an arrangement that includes a general right of return related to delivered items, delivery or performance of any undelivered items must be considered probable and substantially within our control.

Up-front fees paid by the customer, even if they are non-refundable, that do not have stand alone value are deferred and recognized as revenue over the period of performance. We periodically charge up-front fees related to installation and integration services in connection with certain of our hosted or SaaS offerings. These fees are deferred and recognized as revenue ratably over the estimated customer relationship period (generally five to seven years) and the revenue recognition period associated with these fees normally commences upon customer implementation.

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

Regardless of the allocation methodology or the nature of the deliverables, we limit the amount of revenue that can be recognized for delivered items to the amount that is not contingent on future deliverables or subject to customer specific return or refund rights.

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

401(k) and Defined Contribution Pension Plans

We have a 401(k) Plan (the Plan), whereby eligible US employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. We may contribute a discretionary matching contribution annually equal to 50% of each such participant’s deferred compensation up to the first 5% of their annual eligible compensation. We charged approximately $1.1 million, $0.9 million and $0.8 million to expense in the fiscal years ended June 30, 2012, 2011 and 2010, respectively, associated with our matching contribution for those years.

We have a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. We contribute 3% of the employee’s annual compensation as long as the individual contributes a minimum of 1% of their annual compensation to the plan. We charged approximately $0.9 million, $0.9 million and $0.7 million to expense in the fiscal years ended June 30, 2012, 2011 and 2010, respectively, under the GPPP.

We are required by Australian government regulation to pay a certain percentage, currently 9%, of gross salary to a compliant Superannuation Fund for the benefit of our Australian employees. We charged approximately $0.2 million, $0.2 million and $0.1 million to expense in the fiscal years ended June 30, 2012, 2011 and 2010, respectively, reflecting our contribution to the Superannuation Fund.

Comprehensive Income or Loss

Comprehensive income or loss includes all changes in equity during a period from non-owner sources, such as foreign currency translation adjustments.

Recent Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that use significant unobservable (Level 3) inputs. We adopted this guidance with our fiscal quarter ended March 31, 2012 on a prospective basis and it did not have a material impact on our condensed consolidated financial statements for the year ended June 30, 2012.

In June 2011, the FASB issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provide an option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. This will change the manner in which comprehensive income is presented in our overall financial statements, but will not result in any other accounting or financial reporting impact to us. We will incorporate the continuous statement option of this new standard effective with our first quarter filing for fiscal year 2013.

In September 2011, the FASB issued authoritative guidance permitting companies to use a series of qualitative assessments to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance an entity is not required to calculate the fair value of a reporting unit unless, based on the qualitative assessment, it is more likely than not that a reporting unit’s fair value is less than its carrying amount. However, an entity always has the option to perform a full quantitative assessment. The guidance includes examples of events and circumstances for an entity to consider in performing the qualitative assessment and is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. This standard is not expected to have a material impact on us as we expect to continue to perform a full quantitative assessment with respect to the fair value of our reporting units, as we did during fiscal year 2012.

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

At June 30, 2012 and 2011, our assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2012				June 30, 2011
(in thousands)	Fair Value Measurements Using Input Types			Total	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$65,743	$—	$—	$65,743	$60,971	$—	$—	$60,971

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Our marketable securities are classified as held to maturity and recorded at amortized cost which, at June 30, 2012 and 2011, approximated fair value. These investments all mature within one year. The fair value of our other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

4. Product and Business Acquisitions

2012 Acquisition Activity

During the year ended June 30, 2012, we completed three business acquisitions for aggregate purchase consideration of $23.8 million in cash. Details of each acquisition follow, below.

Intuit Commercial Banking

On March 9, 2012, we acquired substantially all of the assets and related operations of Intuit, Inc.’s commercial banking business. The acquisition will allow us to extend our banking solutions to a broader set of customers, including medium-sized and small financial institutions which make up the majority of the banking market today. In the allocation of the purchase price set forth below, we recognized approximately $1.9 million of goodwill which arose principally due to the assembled workforce we acquired. The goodwill is deductible over a 15 year period for US income tax purposes. The commercial banking operating results have been included in the results of the Banking Solutions segment from the date of the acquisition forward and all of the goodwill was allocated to this segment. Identifiable intangible assets aggregating $18.1 million are being amortized over a weighted average useful life of seven years. The identifiable intangible assets include customer related assets, core technology and other intangible assets and are being amortized over estimated weighted average useful lives of twelve, six and five years, respectively. The other intangible assets consist of assets arising from acquired contractual rights that include favorable economic terms, as compared to overall market rates, at the date of acquisition.

Logical Progression Group, Inc.

On November 30, 2011, we acquired substantially all of the assets and assumed certain liabilities of Logical Progression Group, Inc. (Logical Progression), an early stage company focused on the development of mobile solutions for the healthcare industry. Logical Progression’s innovative technology, Logical Ink, is offered as part of our healthcare solutions portfolio. In the allocation of the purchase price set forth below, we recognized approximately $0.6 million of goodwill, which arose principally due to anticipated acquisition synergies and this amount is deductible over a 15 year period for US income tax purposes. Logical Progression operating results have been included in the results of the Payments and Transactional Documents segment from the date of the acquisition forward and all of the goodwill was allocated to this segment. The identifiable intangible assets are being amortized over an estimated weighted average useful life of nine years.

IDT, Ltd.

On November 10, 2011, we acquired IDT Ltd. (IDT), a longtime partner and reseller of Bottomline’s document automation solutions in the United Kingdom and Continental Europe. The acquisition extended our market reach and added more than 140 customers to our customer base. In the allocation of the purchase price set forth below, based on foreign exchange rates at the time of the acquisition, we recognized approximately $0.6 million of goodwill. The goodwill arose due to anticipated acquisition synergies, the recognition of certain deferred tax liabilities in purchase accounting and the assembled workforce of IDT. The goodwill is not deductible for income tax purposes. The IDT operating results have been included in the results of the Payments and Transactional Documents segment from the date of the acquisition forward and all of the goodwill was allocated to this segment. The customer related intangible asset is being amortized over an estimated useful life of nine years.

Set forth below is the allocation of the purchase price for the commercial banking, Logical Progression and IDT acquisitions as of June 30, 2012. The allocation of the commercial banking purchase price is preliminary at June 30, 2012 as we were still obtaining information necessary to complete the valuation of acquired deferred revenue.

	Commercial Banking	Logical Progression	IDT	Total
	(in thousands)
Current assets	$5	$11	$1,396	$1,412
Property and equipment	359	5	5	369
Customer related intangible assets	4,422	329	1,678	6,429
Core technology	5,633	389	—	6,022
Other intangible assets	8,021	84	—	8,105
Goodwill	1,917	640	550	3,107
Current liabilities	(153)	(6)	(636)	(795)
Other liabilities	(204)	(4)	(603)	(811)

Total purchase price	$20,000	$1,448	$2,390	$23,838

For the year ended June 30, 2012, revenues attributable to the commercial banking, Logical Progression and IDT acquisitions represented less than 5% of our consolidated revenues. For the year ended June 30, 2012, IDT represented less than 5% of our consolidated pretax income. Commercial banking and Logical Progression were integrated into our existing business lines in a manner that makes tracking or reporting earnings specifically attributable to these acquisitions impracticable. Acquisition costs of approximately $0.4 million were expensed during the twelve months ended June 30, 2012, principally as a component of general and administrative expenses, in connection with these acquisitions. As these acquisitions were not material, either individually or in the aggregate, pro forma results of operations have not been presented.

Albany Software Limited

On March 13, 2012 we entered into a Share Purchase Agreement to acquire Albany Software Limited, a UK based corporation, for £20 million in cash (approximately $32 million based on current exchange rates). The acquisition is subject to UK regulatory approval and the satisfaction or waiver of customary closing conditions.

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

SMA Financial Ltd.

On October 26, 2010, we acquired SMA Financial Ltd. (SMA) for a cash payment of approximately £5.0 million (approximately $7.9 million, based on foreign exchange rates at the time of the acquisition). SMA is a London-based provider of SaaS connectivity to the Society for Worldwide Interbank Financial Telecommunication, which is referred to as SWIFT, for the automation of payments and financial messaging. As a result of the SMA acquisition, we offer next-generation treasury and cash management solutions to a range of bank and corporate customers. In the allocation of the purchase price set forth below, based on foreign exchange rates on the date of acquisition, we recognized approximately $4.3 million of goodwill which arose principally due to the assembled workforce of SMA and as a result of the recognition of certain deferred tax liabilities in purchase accounting. The goodwill is deductible over a fifteen year period for US income tax purposes but is not deductible for UK income tax purposes. The SMA operating results have been included in our Outsourced Solutions segment from the date of the acquisition forward, and all of the SMA goodwill was allocated to this segment. The customer related intangible asset for SMA is being amortized over an estimated useful life of ten years.

Direct Debit Limited

On February 14, 2011, we acquired Direct Debit Limited (DDL) for a cash payment of £5.0 million (approximately $8.0 million based on foreign exchange rates at the time of the acquisition) and 133,915 shares of our common stock which was valued at approximately $2.9 million as of the acquisition date. DDL is a London-based provider of payments automation software for direct debits and receivables management for corporations, banks, financial institutions and government organizations. The addition of DDL extended our global payment capabilities and expanded our transaction banking portfolio. In the allocation of the purchase price set forth below, based on foreign exchange rates on the date of acquisition, we have recognized approximately $6.1 million of goodwill. The goodwill arose due to anticipated acquisition synergies, the recognition of certain deferred tax liabilities in purchase accounting and due to the assembled workforce of DDL. The goodwill is deductible over a fifteen year period for US income tax purposes but is not deductible for UK income tax purposes. The DDL operating results have been included in our Payments and Transactional Documents segment from the date of the acquisition forward and all of the DDL goodwill was allocated to this segment. Identifiable intangible assets for DDL are being amortized over a weighted average useful life of nine years.

Business Information Technology Group

On February 15, 2011, we acquired substantially all of the assets and assumed certain liabilities of Business Information Technology Group (BITG) for an initial cash payment of AU$0.9 million (approximately $0.9 million based on foreign exchange rates at the time of the acquisition). BITG was a Bottomline software distributor and channel partner focused on the corporate market with locations in Australia and New Zealand. BITG’s operating results have been included in the results of the Payments and Transactional Documents segment from the date of the acquisition forward. The identifiable intangible asset for BITG is being amortized over an estimated useful life of five years.

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

In the allocation of the purchase price, we recognized approximately $20.1 million of goodwill which arose due to the recognition of certain deferred tax liabilities in purchase accounting, anticipated acquisition synergies and due to the assembled workforce of Allegient. The goodwill is not deductible for income tax purposes. Identifiable intangible assets for Allegient, aggregating $39.7 million, are being amortized over a weighted average useful life of thirteen years. The acquired identifiable intangible assets include customer related assets, core technology, the Allegient tradename and below market lease agreements, and are being amortized over estimated useful lives of thirteen, twelve, one and six years, respectively. Allegient’s operating results have been included in our Outsourced Solutions segment from the date of the acquisition forward, and all of the Allegient goodwill was allocated to this segment.

For the year ended June 30, 2011, revenues attributable to the SMA, DDL and Allegient acquisitions, in the aggregate, represented approximately 5% of our consolidated revenues. For the year ended June 30, 2011, the combined operations of SMA and DDL generated a pretax loss of approximately $1.4 million; Allegient and BITG were integrated into our existing business lines in a manner that makes tracking or reporting earnings specifically attributable to these acquisitions impracticable. Pro forma results of operations for the SMA, DDL and BITG acquisitions, individually and in the aggregate, were not material to our financial results and therefore have not been presented.

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

	Pro Forma (unaudited) June 30,
	2011	2010
	(in thousands)
Revenues	$201,178	$171,128
Net income	$34,890	$2,262
Net income per basic share attributable to common stockholders	$1.10	$0.09
Net income per diluted share attributable to common stockholders	$1.04	$0.08

The allocation of the purchase price for each of the SMA, DDL, BITG and Allegient acquisitions as of June 30, 2012 is set forth below.

	SMA	DDL	BITG	Allegient	Total
Current assets	$4,424	$1,778	$49	$6,984	$13,235
Property and equipment	251	143	28	1,370	1,792
Other assets	—	—	—	2,617	2,617
Customer related intangible assets	3,836	5,280	1,208	30,553	40,877
Core technology	—	984	—	8,837	9,821
Other intangible assets	—	130	—	278	408
Goodwill	4,278	6,073	—	20,120	30,471
Current liabilities	(3,578)	(1,438)	(24)	(4,940)	(9,980)
Other liabilities	(1,293)	(2,001)	(362)	(16,167)	(19,823)

Total purchase price	$7,918	$10,949	$899	$49,652	$69,418

The purchase price for each acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with any remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was estimated by performing projections of discounted cash flow, whereby revenues and costs associated with the assets are forecast to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The valuation assumptions also take into consideration our estimates of customer retention and contract renewal, technology attrition and revenue growth projections.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2012	2011
	(in thousands)
Land	$297	$304
Buildings and improvements	8,251	7,258
Furniture and fixtures	3,127	2,166
Technical equipment	27,396	22,655
Software	14,745	12,589

	53,816	44,972
Less: Accumulated depreciation and amortization	34,060	28,874

	$19,756	$16,098

6. Goodwill and Other Intangible Assets

At June 30, 2012, the carrying value of our goodwill was approximately $99.0 million. The increase in goodwill during 2012 was due principally to our current year acquisitions.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$111,159	$(58,653)	$52,506	10.7
Core technology	48,534	(31,179)	17,355	7.5
Other intangible assets	11,801	(2,695)	9,106	5.9

Total	$171,494	$(92,527)	$78,967

Unamortized intangible assets:
Goodwill			98,974

Total intangible assets			$177,941

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$106,013	$(48,495)	$57,518	11.1
Core technology	42,797	(28,084)	14,713	9.1
Other intangible assets	3,699	(1,381)	2,318	10.2

Total	$152,509	$(77,960)	$74,549

Unamortized intangible assets:
Goodwill			98,524

Total intangible assets			$173,073

Estimated amortization expense for fiscal year 2013 and subsequent fiscal years is as follows:

(in thousands)
2013	$16,170
2014	12,266
2015	10,745
2016	9,064
2017	7,168
2018 and thereafter	23,554

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Banking Solutions	Outsourced Solutions
	(in thousands)
Balance at June 30, 2010	$46,135	$6,503	$11,656
Goodwill acquired during the period	6,073	—	25,581
Purchase accounting and other adjustments	(6)	—	—
Impact of foreign currency translation	2,095	—	487

Balance at June 30, 2011	54,297	6,503	37,724
Goodwill acquired during the period	1,190	1,917	—
Purchase accounting and other adjustments	(31)	—	(1,191)
Impact of foreign currency translation	(1,127)	—	(308)

Balance at June 30, 2012	$54,329	$8,420	$36,225

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2012	2011
	(in thousands)
Employee compensation and benefits	$8,786	$7,530
Professional fees	1,824	571
Accrued income taxes payable	1,625	1,054
Sales and value added taxes	1,532	2,972
Accrued royalties and hosting fees	990	480
Acquisition contingent consideration	—	4,436
Other	2,413	1,663

	$17,170	$18,706

8. Restructuring Costs

During fiscal 2012, in response to recent acquisitions, we realigned our workforce and recorded pre-tax expenses of approximately $1.2 million associated with severance related benefits to employees. Unrelated to the workforce realignment we also recorded an exit charge of $0.4 million related to facility exit costs for certain idle office space that we lease, in response to a change in our estimate of sublease income that we will receive over the remaining lease term.

We substantially completed the workforce realignment during the year ended June 30, 2012 and do not expect to recognize significant additional costs in future periods relating to this event. The severance related benefit costs were recorded as expense within the same functional expense category in which the affected employees had been assigned. The lease exit charges were recorded as expense within the same functional expense categories in which rental expense is recorded. The lease exit charges will be paid over the remaining term of the underlying facility lease, which expires in August 2014. Restructuring charges recorded in fiscal 2012 were expensed as follows:

(in thousands)
Subscriptions and transactions cost of sales	$320
Service and maintenance cost of sales	366
Sales and marketing	338
Product development and engineering	451
General and administrative	134

$1,609

At June 30, 2012, our remaining liability for severance related benefits was as follows:

(in thousands)
Accrued severance benefits at June 30, 2011	$134
Additions charged to expense in 2012	1,159
Payments charged against the accrual	(1,065)

Accrued severance benefits at June 30, 2012	$228

In addition to the costs associated with severance related benefits noted above, we also recorded approximately $0.1 million of expense related to stock based compensation, primarily as a component of sales and marketing expense.

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

We lease office space in certain other cities, worldwide, under operating leases that expire at various dates. In addition to the base rent, we are typically also responsible for a portion of the operating expenses associated with these facilities. Where operating leases contain rent escalation clauses or certain types of landlord concessions, the financial effect of these items are included in the determination of the straight-line expense over the lease term.

Rent expense, net of sublease income, for the fiscal years ended June 30, 2012, 2011 and 2010 was $4.8 million, $3.6 million, and $3.6 million, respectively. We sublease space in several of our offices. Sublease income for each of the fiscal years ended June 30, 2012, 2011 and 2010 was insignificant.

Future minimum annual rental commitments under our facilities, equipment, and vehicle leases at June 30, 2012 are as follows:

(in thousands)
2013	$3,923
2014	3,374
2015	1,778
2016	1,341
2017	1,221
2018 and thereafter	5,081

$16,718

Included as a component of the minimum lease commitments above is approximately $0.1 million related to capital lease obligations. Depreciation expense on assets recorded under capital lease arrangements is included as a component of our consolidated depreciation expense.

Long Term Service Arrangements

We have entered into service agreements with minimum commitments ranging between one and six years that expire between the fiscal years 2013 and 2018, primarily for software licenses, hosting services and disaster recovery services. In addition to the base terms, we have options to extend the terms of the service agreements. Payments are fixed for the initial terms and are subject to increase in the event that we elect to extend the service.

Future minimum annual commitments under our long term service arrangements as of June 30, 2012 are as follows:

(in thousands)
2013	$2,711
2014	1,269
2015	1,154
2016	643
2017	650
2018 and thereafter	109

$6,536

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

On November 13, 2001, a class action complaint was filed against Optio Software, Inc. (Optio) in the United States District Court for the Southern District of New York: Kevin Dewey v. Optio Software, Inc.; Merrill Lynch, Pierce, Fenner & Smith, Inc.; Bear, Stearns & Co., Inc.; FleetBoston Robertson Stephens, Inc.; Deutsche Bank Securities, Inc.; Dain Rauscher Inc.; U.S. Bancorp Piper Jaffray, Inc.; C. Wayne Cape; and F. Barron Hughes. A consolidated amended class action complaint, In re Optio Software, Inc. Initial Public Offering Securities Litigation, was filed on April 22, 2002.

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

On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On August 25, 2009, the plaintiffs filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 25, 2009. Various notices of appeal of the Court’s order were filed. On January 13, 2012, the Second Circuit issued a mandate dismissing the final remaining appeal of the settlement, thereby ending the case.

On June 29, 2012, ACI Worldwide, Inc. (ACI) filed a lawsuit in the Superior Court of Fulton County, Georgia against us and one of our employees alleging, among other things, tortious interference with contract and business relations, unjust enrichment and violation of the Georgia Trade Secrets Act of 1990, in connection with our hiring of several former ACI employees. The complaint seeks injunctive relief, costs and unspecified monetary damages. This lawsuit was subsequently removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division. We believe the allegations made against us by ACI are without merit and intend to vigorously defend ourselves in this matter. We do not currently believe that the outcome of this action will have a material adverse effect on our financial statements.

We are, from time to time, a party to other legal proceedings and claims that arise out of the ordinary course of our business. Other than for the matters described above, we do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require disclosure in, our financial statements.

10. Notes Payable and Credit Facilities

In September 2011 our Loan and Security Agreement with Silicon Valley Bank (the Credit Facility) expired. No amounts were due at the expiration date.

11. Share Based Payments

We recognize expense for the estimated fair value of all share based payments to employees. We record expense associated with our share based payment awards on a straight-line basis over the award vesting period. For the fiscal years ended June 30, 2012, 2011, and 2010, we recorded expense of approximately $13.8 million, $11.5 million and $9.0 million, respectively, in connection with our share-based payment awards. For the fiscal years ended June 30, 2012 and 2011, we recognized tax benefits of $5.8 million and $5.0 million, respectively, related to the expense recorded in connection with our share-based payment awards.

Share Based Compensation Plans

Employee Stock Purchase Plan

On November 16, 2000, we adopted the 2000 Employee Stock Purchase Plan, which was amended on November 18, 2004 and November 18, 2010 (2000 Stock Purchase Plan), and which provides for the issuance of up to a total of 4,000,000 shares of common stock to participating employees. At the end of each designated purchase period, which occurs every six months on March 31 and September 30, employees purchase shares of our common stock with contributions of between 1% and 10% of their base pay, accumulated via payroll deductions, at an amount equal to 85% of the lower of the fair market value of the common stock on the first day of each 24-month offering period or the last day of the applicable six-month purchase period.

Our employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, we measure the fair value of these awards at intrinsic value (the value of our common stock less the employee purchase price) at the end of each reporting period. For the fiscal years ended June 30, 2012, 2011 and 2010, we recorded compensation cost of approximately $0.7 million, $2.1 million and $1.6 million, respectively, associated with our employee stock purchase plan. As a result of employee stock purchases in fiscal years 2012, 2011 and 2010, we issued approximately 90,000, 170,000 and 156,000 shares of our common stock, respectively. The aggregate intrinsic value of shares issued under the employee stock plan during fiscal years 2012, 2011 and 2010 was $0.8 million, $2.3 million and $1.4 million, respectively. At June 30, 2012, based on employee withholdings and our common stock price at that date, approximately 34,000 shares of common stock, with an approximate intrinsic value of $0.1 million would have been eligible for issuance were June 30, 2012 to have been a designated stock purchase date.

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

In connection with the adoption of the 2009 Stock Incentive Plan (discussed below), we announced that all outstanding awards under the 2000 Plan would remain in effect, but no additional grants would be made under that plan.

2009 Stock Incentive Plan

On November 19, 2009, we adopted the 2009 Stock Incentive Plan (the 2009 Plan), which provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Stock option awards under this plan have a 10-year maximum contractual term and must be issued at an exercise price of not less than 100% of the fair market value of the common stock at the date of grant. The 2009 Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for awards granted to-date under the 2009 Plan is principally over four years from the date of the grant, with 25% of the award vesting after one year and 6.25% of the award vesting each quarter thereafter. We initially reserved 2,750,000 shares of our common stock for issuance under the 2009 Plan, plus additional shares equal to the number of shares subject to outstanding awards under our prior plans which expire, terminate or are otherwise surrendered, cancelled, forfeited, or repurchased by us.

On November 17, 2011, we adopted an amendment to our 2009 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the 2009 Plan by 2,800,000 shares. The plan remained unchanged in all other respects.

Valuation and Related Activity

Compensation cost associated with stock options represented approximately $1.3 million of the total share based payment expense recorded for the fiscal year ended June 30, 2012. The stock options were valued using a Black Scholes method of valuation and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. There were no stock option grants during the fiscal year ended June 30, 2012 or fiscal year ended June 30, 2011. The assumptions made for purposes of estimating fair value under the Black Scholes model for options granted during the fiscal year ended June 30, 2010 were as follows:

2010
Dividend yield	0%
Expected term of options (years)	4.4
Risk-free interest rate	2.2-2.7%
Volatility	50-51%

Our estimate of the expected option term was derived based on a review of historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. The estimated stock price volatility was derived based on a review of our actual historic stock prices over the past five years.

A summary of stock option and restricted stock activity for 2012 is as follows; in respect of shares available for grant, the shares are available for issuance by us as either a stock option or as a restricted stock award:

		Non-vested Stock		Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share data)
Awards outstanding at June 30, 2011	2,024	1,584	$16.66	1,618	$10.58	6.16	$22,867
Plan amendment to increase shares	2,800
Awards granted (1)	(1,235)	965	$23.66	—	$—
Shares vested		(529)	$15.50
Stock options exercised				(519)	$10.19
Awards forfeited (1)	214	(115)	$20.19	(67)	$11.04
Awards expired	2			(2)	$8.21

Awards outstanding at June 30, 2012	3,805	1,905	$20.31	1,030	$10.74	5.23	$7,524

Stock options exercisable at June 30, 2012				775	$10.79	4.61	$5,622

(1)	The 2009 Plan has a fungible share pool in which restricted stock awards are counted against the plan (or replenished within the plan, in respect of award forfeitures) as 1.28 shares for each one share of Common Stock subject to such restricted stock award.

The weighted average grant date fair value of stock options granted during 2010 was $5.53. The total intrinsic value of options exercised during the fiscal years ended June 30, 2012, 2011 and 2010 was approximately $7.9 million, $14.0 million and $7.5 million, respectively. The total fair value of stock options that vested during the fiscal years ended June 30, 2012, 2011 and 2010 was approximately $1.4 million, $2.4 million and $1.7 million, respectively. As of June 30, 2012, there was approximately $1.0 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 0.6 years.

The majority of our restricted stock awards vest over a four year period on a vesting schedule similar to our employee stock options; however, certain restricted stock awards vest over either a two year period or a five year period and restricted stock awards granted to our non-employee directors upon his or her election to the Board of Directors and annually thereafter vest after a one year period. Restricted stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The total fair value of restricted stock awards that vested during the fiscal years ended June 30, 2012, 2011 and 2010 was approximately $8.2 million, $5.5 million and $4.4 million, respectively. We recorded expense of approximately $11.8 million associated with our restricted stock awards for the fiscal year ended June 30, 2012. As of June 30, 2012, there was approximately $30.7 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 1.6 years. Approximately 0.5 million shares of restricted stock awards vested during the year ended June 30, 2012.

12. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands, except per share data)
Numerator—basic:
Net income	$1,705	$35,893	$3,954

Less: Net income allocable to participating securities	—	—	(76)

Net income allocable to common stockholders – basic	$1,705	$35,893	$3,878

Numerator—diluted:
Net income	$1,705	$35,893	$3,954
Less: Net income allocable to participating securities	—	—	(72)

Net income allocable to common stockholders – diluted	$1,705	$35,893	$3,882

Denominator:
Shares used in computing basic net income per share attributable to common stockholders	34,268	31,660	25,552
Effect of dilutive securities	976	1,793	1,144

Shares used in computing diluted net income per share attributable to common stockholders	35,244	33,453	26,696

Basic net income per share attributable to common stockholders	$0.05	$1.13	$0.15

Diluted net income per share attributable to common stockholders	$0.05	$1.07	$0.15

The calculation of basic net income per share excludes any dilutive effects of stock options, unvested restricted stock and stock warrants. During the fiscal year ended June 30, 2010, certain of our unvested restricted stock awards were considered to be participating securities as they entitled the holder to receive non-forfeitable rights to cash dividends at the same rate as common stock. Accordingly, for the year ended June 30, 2010, basic earnings per share was computed pursuant to the two-class method which calculates earnings for common stock and participating securities based on their proportionate participation rights in undistributed earnings.

Diluted net income per share is calculated using the more dilutive of the treasury stock method (which assumes full exercise of in-the-money stock options and warrants and full vesting of restricted stock) or, for periods in which there are participating securities, the two-class method described above.

At June 30, 2011 and 2010, approximately, 11,000 and 557,000 shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share, respectively, as their effect on the calculation would have been anti-dilutive. There were no anti-dilutive shares at June 30, 2012.

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

Banking Solutions. The Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. Our customized transaction banking solutions typically involve longer implementation periods and a significant level of professional services. Due to the customized nature of these products, revenue is generally recognized over the period of project performance on a percentage of completion basis. Periodically, we license these solutions on a subscription basis which has the effect of contributing to recurring revenue and the revenue predictability of future periods, but which also delays revenue recognition over a period that is longer than the period of project performance. This segment also includes our commercial banking business, which we acquired in March 2012. Our commercial banking products are SaaS offerings focused predominantly on medium-sized and small banks and financial institutions, and revenue for these products is typically recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

Outsourced Solutions. The Outsourced Solutions segment provides customers with outsourced and hosted SaaS offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our hosted and outsourced payments and accounts payable automation solutions, including Paymode-X and SWIFT Access Service. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

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

We do not track or assign our assets by operating segment.

We have presented segment information for the years ended June 30, 2012, 2011 and 2010 according to the segment descriptions above.

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$101,410	$97,210	$93,390
Banking Solutions	58,469	51,266	34,722
Outsourced Solutions	64,405	40,905	29,878

	$224,284	$189,381	$157,990

Segment measure of profit:
Payments and Transactional Documents	$23,335	$22,933	$21,707
Banking Solutions	8,671	10,227	5,540
Outsourced Solutions	8,371	3,625	2,057

Total measure of segment profit	$40,377	$36,785	$29,304

A reconciliation of the measure of segment profit to our GAAP income before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Segment measure of profit	$40,377	$36,785	$29,304
Less:
Amortization of intangible assets	(15,753)	(12,662)	(13,214)
Stock compensation expense	(13,768)	(11,467)	(8,956)
Acquisition related expenses	(1,987)	(1,677)	(585)
Restructuring charges	(1,609)	(1,111)	52
Add:
Other income (expense), net	41	558	(93)

Income before income taxes	$7,301	$10,426	$6,508

The following depreciation expense amounts are included in the segment measure of profit (loss):

	Fiscal Year Ended June 30
	2012	2011	2010
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$1,646	$1,830	$1,615
Banking Solutions	1,144	659	669
Outsourced Solutions	2,934	2,651	2,281

Total depreciation expense	$5,724	$5,140	$4,565

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

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Revenues from unaffiliated customers:
United States	$152,358	$129,481	$105,433
United Kingdom	64,680	53,743	46,908
Continental Europe	3,954	3,883	3,794
Asia-Pacific	3,292	2,274	1,855

Total revenues from unaffiliated customers	$224,284	$189,381	$157,990

Long-lived assets, which are based on geographical designation, were as follows:

	Fiscal Year Ended June 30,
	2012	2011
	(in thousands)
Long-lived assets:
United States	$19,189	$14,053
United Kingdom	4,332	3,466
Continental Europe	5	3
Asia-Pacific	128	167

Total long-lived assets	$23,654	$17,689

14. Income Taxes

Deferred tax assets and liabilities are calculated based on the differences between the financial reporting and tax basis of assets and liabilities and are measured by applying tax rates that are expected to be in effect when the differences reverse. Significant components of our deferred income taxes are as follows:

	June 30,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$11,728	$16,083
Stock compensation	6,043	3,339
Research and development and other credits	3,314	2,788
Various accrued expenses	2,399	1,923
Deferred revenue	1,356	910
Property, plant and equipment	657	730
Allowances and reserves	248	194
Foreign tax deductions	205	515
Inventory	57	47
Capital loss and impairment losses on equity investments	14	103

Total deferred tax assets	26,021	26,632
Valuation allowance	(6,756)	(7,801)

Net deferred tax assets	19,265	18,831
Deferred tax liabilities:
Intangible assets	(7,559)	(9,598)
Property, plant and equipment	(1,419)	(298)
Deferred revenue	(50)	(133)

Total deferred tax liabilities	(9,028)	(10,029)

Net deferred tax assets	$10,237	$8,802

We record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, we recorded a $6.8 million valuation allowance against certain deferred tax assets at June 30, 2012, given the uncertainty of recoverability of these amounts. Approximately $3.2 million of the valuation allowance will be reversed through additional paid-in capital if realized, as it relates to excess tax benefits arising from non-qualified stock option exercises occurring prior to our adoption of the expense recognition criteria for share based payments. We released certain of our US and UK valuation allowances during fiscal year 2011, which resulted in the recognition of an income tax benefit of $28.3 million. The tax benefits relating to the release of our US and UK valuation allowance were $27.4 million and $0.9 million, respectively and our decision to release these amounts was based on the continued profitability of our US and UK operations, including the attainment of three years cumulative profitability on a pre-tax basis during 2011. It was also based on our expectation of sufficient future taxable income against which the deferred tax assets will be recovered.

At June 30, 2012, we had US net operating loss carryforwards of $48.3 million, which expire at various times through the year 2031. Included within this amount is approximately $34.0 million of excess tax deductions associated with restricted stock awards that have vested and with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the benefit will be recorded as an increase to additional paid-in capital. Approximately $25.1 million of the aforementioned excess tax benefits have not been reflected as a component of our deferred tax assets at June 30, 2012, as these amounts are recognized for financial reporting purposes only when they actually reduce currently payable income taxes. We also had European net operating loss carryforwards of $8.4 million, which have no statutory expiration date. We utilized approximately $12.8 million of net operating losses in 2012, consisting of $11.7 million utilized in the US and $1.1 million used in our foreign operations, predominately the UK.

Our deferred tax liabilities were reduced by $0.1 million resulting from the enactment of legislation during fiscal year 2012 that decreased the UK statutory tax rates.

We have approximately $2.7 million of research and development tax credit carryforwards available, which expire at various points through year 2032. The research and development tax credit expired on December 31, 2011 for US federal income tax purposes. Accordingly, absent a change in US tax law, we will not generate research and development tax credits beyond the amount recorded at June 30, 2012. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

As of June 30, 2012, we had approximately $1.0 million of total gross unrecognized tax benefits, of which approximately $0.8 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. Approximately $0.1 million of the gross unrecognized tax benefits resulted in a reduction to valuation allowance, and approximately $0.3 million of the gross unrecognized tax benefits resulted in a reduction to tax credit carryforwards. We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.1 million, as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

A summary of the changes in the gross amount of unrecognized tax benefits is shown below:

(in thousands)
Balance at July 1, 2009	$1,753
Additions related to current year tax positions	245
Reductions related to prior year tax positions	(174)
Reductions due to lapse of statute of limitations	(234)
Foreign currency translation	(49)

Balance at June 30, 2010	1,541
Additions related to current year tax positions	347
Reductions related to prior year tax positions	(969)
Reductions due to lapse of statute of limitations	(279)
Foreign currency translation	101

Balance at June 30, 2011	741
Additions related to current year tax positions	290
Reductions due to lapse of statute of limitations	(51)
Foreign currency translation	(22)

Balance at June 30, 2012	$958

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. To the extent that the accrued interest and penalties do not ultimately become payable, the amounts accrued will be derecognized and reflected as an income tax benefit in the period that such a determination is made. Our accrued interest and penalties related to uncertain tax positions as of June 30, 2012 and 2011, and recorded in each of the annual periods ending June 30, 2012, 2011, and 2010, were not significant.

We file US federal income tax returns and returns in various state, local and foreign jurisdictions. Generally, we are no longer subject to US federal, state and local, or foreign income tax examinations by tax authorities for years before 2001. Currently, we are under examination by the Internal Revenue Service for our consolidated US federal tax returns for years ending June 30, 2011 and 2010.

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

The provision for (benefit from) income taxes consists of the following:

	Year Ended June 30,
	2012	2011	2010
	(in thousands)
Current:
Federal	$2,108	$(349)	$(86)
State	645	227	150
Foreign	3,567	2,801	1,838

	6,320	2,679	1,902
Deferred:
Federal	202	(22,651)	554
State	151	(3,957)	97
Foreign	(1,077)	(1,538)	1

	(724)	(28,146)	652

	$5,596	$(25,467)	$2,554

The income tax expense (benefit) includes a tax benefit of $0.1 million, $0.3 million and $0.2 million for fiscal years 2012, 2011 and 2010, respectively, relating to a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations.

We recorded an increase to additional paid-in capital of $2.4 million during fiscal year 2012 for excess tax benefits from vesting of restricted stock awards and from non-qualified stock option exercises that reduced currently payable income taxes.

Net income (loss) before income taxes by geographic area is as follows:

	Year Ended June 30,
	2012	2011	2010
	(in thousands)
United States	$(1,158)	$4,898	$2,630
United Kingdom	8,496	6,200	3,748
Continental Europe	(505)	(634)	(54)
Asia-Pacific	468	(38)	184

	$7,301	$10,426	$6,508

A reconciliation of the federal statutory rate to the effective income tax rate is as follows (certain prior year amounts in the reconciliation have been reclassified to conform to the fiscal 2012 presentation):

	Year Ended June 30,
	2012	2011	2010
Tax expense at federal statutory rate	35.0%	34.0%	34.0%
State taxes, net of federal benefit	7.3	(29.6)	3.2
Non-deductible share-based payments	0.8	1.6	2.6
Change in valuation allowance	1.6	(260.4)	(8.0)
Tax rate differential on foreign earnings	(12.2)	(4.1)	(4.5)
Foreign branch operations, net of foreign tax deductions	34.7	11.8	11.1
Non-deductible other expenses	11.7	8.6	7.5
Research and development credit	(3.4)	(5.7)	(7.0)
Changes in uncertain tax positions	3.1	—	(2.5)
Alternative minimum tax	—	—	3.2
Other	(2.0)	(0.5)	(0.4)

	76.6%	(244.3)%	39.2%

The excess of our effective tax rate over statutory tax rates was primarily due to our inability to utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, resulting in a higher overall tax rate.

15. Guarantees

We generally offer a standard warranty on our products and services, specifying that our software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, we offer, as an element of our standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs arising from claims of patent, copyright, trademark or other similar infringements by our software products. To date, we have not had any significant warranty or indemnification claims against our products. At June 30, 2012 and 2011, warranty accruals were not significant.

16. Warrant Exercise

In September 2009 we completed the purchase of substantially all of the assets and related operations of Paymode from Bank of America (the Bank). In connection with that acquisition, we issued the Bank a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $8.50 per share. In July 2011, the Bank exercised this warrant in full and we received $8.5 million in cash.

17. Stock Repurchase Program

In May 2012 we announced a repurchase program for up to $20 million of our common stock. Through June 30, 2012 we had expended $2.5 million (repurchasing 140,000 shares) under this program.

18. Stock Offering

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

19. Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial data for the twelve months ended June 30, 2011 and 2012. The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total year per share amounts.

	For the quarters ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011 (1)	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
	(in thousands, except per share data)
Revenues	$42,038	$44,282	$48,811	$54,249	$52,476	$55,094	$55,316	$61,398
Gross profit	23,502	25,281	25,618	28,838	29,225	30,546	29,127	33,501
Net income (loss)	$2,675	$2,065	$1,095	$30,058	$1,741	$2,464	$(1,332)	$(1,168)

Basic net income (loss) per share	$0.09	$0.07	$0.03	$0.92	$0.05	$0.07	$(0.04)	$(0.03)
Diluted net income (loss) per share	$0.08	$0.06	$0.03	$0.87	$0.05	$0.07	$(0.04)	$(0.03)
Shares used in computing basic net income per share	30,754	31,330	32,017	32,539	33,710	34,160	34,460	34,744
Shares used in computing diluted net income per share	31,984	33,253	34,142	34,433	34,841	35,090	34,460	34,744

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

Date: August 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ JOSEPH L. MULLEN Joseph L. Mullen	Chairman of the Board	August 27, 2012

/s/ ROBERT A. EBERLE Robert A. Eberle	President, Chief Executive Officer and Director (Principal Executive Officer)	August 27, 2012

/s/ KEVIN M. DONOVAN Kevin M. Donovan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 27, 2012

/s/ JOSEPH L. BARRY JR. Joseph L. Barry Jr.	Director	August 27, 2012

/s/ MICHAEL J. CURRAN Michael J. Curran	Director	August 27, 2012

/s/ JENNIFER M. GRAY Jennifer M. Gray	Director	August 27, 2012

/s/ JEFFREY C. LEATHE Jeffrey C. Leathe	Director	August 27, 2012

/S/ JAMES L. LOOMIS James L. Loomis	Director	August 27, 2012

/S/ DANIEL M. MCGURL Daniel M. McGurl	Director	August 27, 2012

/S/ JAMES W. ZILINSKI James W. Zilinski	Director	August 27, 2012

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1*†	Asset Purchase Agreement dated August 5, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	2.1	11/9/2009

2.2*	Agreement and Plan of Merger dated as of March 29, 2011, by and among the Registrant, BlackJack Acquisition Corp., LAS Holdings, Inc. and H.I.G. Law Audit, LLC.	8-K	000-25259	2.1	4/1/2011

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-67309	3.2	11/13/1998

3.2	Amended and Restated By-Laws of the Registrant, as amended.	10-K	000-25259	3.2	9/12/2007

4.1	Specimen Certificate for Shares of Common Stock.	S-1	333-67309	4.1	1/7/1999

4.2	Warrant dated September 14, 2009 issued by the Registrant to Bank of America, N.A.	10-Q	000-25259	4.1	11/9/2009

4.3	Registration Rights Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	4.2	11/9/2009

10.1	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp.	10-K	000-25259	10.33	9/28/2000

10.2	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.	10-K	000-25259	10.34	9/28/2000

10.3	Sublease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.35	9/28/2000

10.4	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.52	9/30/2002

10.5	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.	10-Q	000-25259	10.1	11/13/2001

10.6	Third Amendment to Sublease, effective as of June 30, 2010, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.45	9/10/2010

10.7	Fourth Amendment to Sublease, effective as of April 1, 2012, between the Registrant and 325 Corporate Drive II, LLC.					X

10.8	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/14/2002

10.9	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.5	2/14/2002

10.10	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/12/2003

10.11	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland.	10-Q	000-25259	10.2	2/13/2004

10.12	Confirmation of Committed Business Overdraft Facility as of February 7, 2005 between Bottomline Technologies Europe Limited and Royal Bank of Scotland.	10-Q	000-25259	10.3	2/8/2005

10.13†	Services Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	1/14/2010

10.14	First Amendment to Services Agreement dated September 29, 2010 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.19	9/9/2011

10.15†	Second Amendment to Services Agreement dated September 27, 2010 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.20	9/9/2011

10.16†	Third Amendment to Services Agreement dated February 1, 2011 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.21	9/9/2011

10.17†	Fourth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	11/8/2011

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.18†	Fifth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	2/7/2012

10.19†	Sixth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.2	2/7/2012

10.20†	Seventh Amendment to Services Agreement dated October 25, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.3	2/7/2012

10.21†	Eighth Amendment to Services Agreement dated January 5, 2012 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	5/10/2012

10.22†	Ninth Amendment to Services Agreement dated January 13, 2012 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.2	5/10/2012

10.23#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.	S-1	333-67309	10.3	11/13/1998

10.24#	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan.	10-Q	000-25259	10.1	2/9/2006

10.25#	2009 Stock Incentive Plan.	8-K	000-25259	99.1	11/25/2009

10.26#	Amended 2009 Stock Incentive Plan.	8-K	000-25259	99.1	11/21/2011

10.27#	Form of Restricted Stock Agreement for UK Participants.	10-Q	000-25259	10.1	5/7/2010

10.28#	Form of Restricted Stock Agreement for Robert A. Eberle.	10-Q	000-25259	10.2	5/7/2010

10.29#	Form of Restricted Stock Agreement for US Participants.	10-Q	000-25259	10.3	5/7/2010

10.30#	Form of Stock Option Agreement for US Participants.	10-Q	000-25259	10.5	5/7/2010

10.31#	Form of Stock Option Agreement for UK Participants.	10-Q	000-25259	10.6	5/7/2010

10.32#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.	10-K	000-25259	10.16	9/14/2004

10.33#	Amended and Restated 2000 Employee Stock Purchase Plan.	8-K	000-25259	99.2	11/19/2010

10.34#	Form of Restricted Stock Agreement for Non-Employee Directors.	10-Q	000-25259	10.4	5/7/2010

10.35	Form of Indemnification Letter dated as of September 21, 2000.	10-Q	000-25259	10.1	11/14/2000

10.36#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.	10-Q	000-25259	10.1	2/12/2003

10.37#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.	10-Q	000-25259	10.2	2/12/2003

10.38#	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amendment and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002.	10-Q	000-25259	10.1	11/8/2005

10.39#	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amendment and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002.	10-Q	000-25259	10.2	11/8/2005

10.40#	Letter Agreement dated as of November 16, 2006 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.4	2/8/2007

10.41#	Executive Retention Agreement dated as of November 16, 2006 between the Registrant and Kevin M. Donovan.	10-Q	000-25259	10.6	2/8/2007

10.42#	Letter Agreement dated November 18, 2010 with Joseph L. Mullen.	10-Q	000-25259	10.1	2/7/2011

10.43#	Letter Agreement dated as of December 23, 2008 between the Registrant and Kevin M. Donovan.	10-Q	000-25259	10.3	2/6/2009

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.44#	Service Agreement dated November 22, 1999 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	11/8/2010

10.45#	Deed of Variation to Service Agreement dated February 18, 2011 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	5/6/2011

10.46#	Letter Agreement dated as of December 23, 2008 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.2	2/6/2009

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.					X

32.1	Section 1350 Certification of Principal Executive Officer.					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document .					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document .					X

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Attached as Exhibit 101 to this report are the following formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended June 30, 2012, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income and Loss for the years ended June 30, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.