Form 10-Q
period 2012-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2012-11-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2012 was 37,380,763.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2012	June 30, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,073	$124,801
Marketable securities	62	61
Accounts receivable, net of allowance for doubtful accounts of $684 at September 30, 2012 and $586 at June 30, 2012	45,940	45,344
Inventory, net	455	480
Deferred tax assets	7,320	6,773
Prepaid expenses and other current assets	9,083	8,212

Total current assets	169,933	185,671
Property, plant and equipment, net	20,352	19,756
Goodwill	110,894	98,974
Intangible assets, net	98,859	78,967
Other assets	8,464	9,003

Total assets	$408,502	$392,371

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,873	$8,841
Accrued expenses	17,296	17,170
Deferred revenue	43,638	41,304

Total current liabilities	69,807	67,315
Deferred revenue, non-current	7,933	7,072
Deferred income taxes	6,883	1,641
Other liabilities	2,348	2,157

Total liabilities	86,971	78,185

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—36,972 at September 30, 2012, and 36,672 at June 30, 2012; outstanding shares—35,057 at September 30, 2012, and 34,741 at June 30, 2012	37	37
Additional paid-in capital	443,933	438,732
Accumulated other comprehensive loss	(4,171)	(6,564)
Treasury stock: 1,915 shares at September 30, 2012, and 1,931 shares at June 30, 2012, at cost	(22,558)	(22,291)
Accumulated deficit	(95,710)	(95,728)

Total stockholders’ equity	321,531	314,186

Total liabilities and stockholders’ equity	$408,502	$392,371

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2012	2011

Revenues:
Subscriptions and transactions	$28,547	$17,594
Software licenses	4,699	4,033
Service and maintenance	26,455	28,849
Equipment and supplies	1,988	2,000

Total revenues	61,689	52,476
Cost of revenues:
Subscriptions and transactions	14,271	9,085
Software licenses	409	435
Service and maintenance	12,294	12,160
Equipment and supplies	1,522	1,571

Total cost of revenues	28,496	23,251

Gross profit	33,193	29,225
Operating expenses:
Sales and marketing	14,188	11,242
Product development and engineering	8,306	5,932
General and administrative	6,561	4,933
Amortization of intangible assets	4,312	3,884

Total operating expenses	33,367	25,991

(Loss) income from operations	(174)	3,234
Other income (expense), net	46	(113)

(Loss) income before income taxes	(128)	3,121
Income tax (benefit) provision	(146)	1,380

Net income	$18	$1,741

Basic net income per share attributable to common stockholders:	$0.00	$0.05

Diluted net income per share attributable to common stockholders:	$0.00	$0.05

Shares used in computing basic net income per share attributable to common stockholders:	34,909	33,710

Shares used in computing diluted net income per share attributable to common stockholders:	35,626	34,841

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,393	(2,104)

Comprehensive income (loss)	$2,411	$(363)

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2012	2011
Operating activities:
Net income	$18	$1,741
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	4,312	3,884
Stock compensation expense	4,207	3,165
Depreciation and amortization of property, plant and equipment	1,713	1,374
Deferred income tax benefit	(1,105)	(269)
Provision for allowances on accounts receivable	75	50
Provision for allowances for obsolescence of inventory	(1)	—
Excess tax benefits associated with stock compensation	(82)	(1,131)
Loss on disposal of equipment	2	—
Loss on foreign exchange	12	123
Changes in operating assets and liabilities:
Accounts receivable	1,770	2,233
Inventory	40	6
Prepaid expenses and other current assets	(208)	174
Other assets	122	154
Accounts payable	(295)	(876)
Accrued expenses	(2,035)	(2,717)
Deferred revenue	1,422	(2,513)
Other liabilities	72	(10)

Net cash provided by operating activities	10,039	5,388
Investing activities:
Acquisition of business, net of cash acquired	(28,253)	—
Purchases of held-to-maturity securities	(62)	(63)
Proceeds from sales of held-to-maturity securities	62	63
Purchases of property and equipment, net	(1,782)	(2,462)

Net cash used in investing activities	(30,035)	(2,462)
Financing activities:
Proceeds from exercise of warrants, net	—	8,452
Proceeds from exercise of stock options and employee stock purchase plan	1,623	1,509
Excess tax benefits associated with stock compensation	82	1,131
Capital lease payments	(28)	(46)
Repurchase of common stock	(933)	—

Net cash provided by financing activities	744	11,046
Effect of exchange rate changes on cash	1,524	(1,117)

(Decrease) increase in cash and cash equivalents	(17,728)	12,855
Cash and cash equivalents at beginning of period	124,801	111,953

Cash and cash equivalents at end of period	$107,073	$124,808

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2013. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 27, 2012.

Note 2—Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provide an option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. This will change the manner in which comprehensive income is presented in our overall financial statements, but will not result in any other accounting or financial reporting impact to us. We incorporated the continuous statement option of this standard effective for the period ending September 30, 2012.

Note 3—Fair Value

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

At September 30, 2012 and June 30, 2012, our assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2012				June 30, 2012
(in thousands)	Fair Value Measurements Using Input Types			Total	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$26,484	$—	$—	$26,484	$65,743	$—	$—	$65,743

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Our marketable securities are classified as held to maturity and recorded at amortized cost which, at September 30, 2012 and June 30, 2012, approximated fair value. These investments all mature within one year. The fair value of our other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

Note 4—Product and Business Acquisitions

2013 Acquisition Activity

Albany Software

On September 11, 2012, we completed the acquisition of Albany Software Ltd. (Albany), a UK based corporation. We acquired, through a UK subsidiary, all of the Albany outstanding share capital from Albany’s stockholders in exchange for a cash payment of £20 million (approximately $32 million based on exchange rates in effect at the acquisition date). Albany is one of the UK’s leading BACS solution providers, and their solutions are used by more than 5,000 businesses to streamline, automate and manage processes involving the collection of direct debits and electronic payments.

At September 30, 2012, we were still finalizing our estimates of fair value for intangible assets acquired. Accordingly, the values disclosed for intangible assets and goodwill are subject to change as we finalize our fair value analysis, which we expect to complete during the quarter ending December 31, 2012. In the preliminary allocation of the purchase price set forth below, we recognized $10.8 million of goodwill. The goodwill arose due to the recognition of certain deferred tax liabilities in purchase accounting and the assembled workforce of Albany. The goodwill is not deductible for income tax purposes. Acquisition costs of $0.7 million were expensed during the three months ended September 30, 2012, principally as a component of general and administrative expenses, in connection with this acquisition.

Albany’s operating results have been included in our operating results from the date of the acquisition forward, as a component of the Payments and Transactional Documents segment, and all of the Albany goodwill was allocated to this segment. Identifiable intangible assets aggregating $23.9 million are being amortized over a weighted average useful life of thirteen years. The identifiable intangible assets include customer related assets, core technology and other intangible assets (a tradename) and are being amortized over weighted average lives of fourteen years, five years and two years, respectively.

The preliminary allocation of the purchase price as of September 30, 2012 is as follows:

(in thousands)
Current assets	$6,438
Property and equipment	334
Customer related intangible assets	21,786
Core technology	1,920
Other intangible assets	145
Goodwill	10,762
Current liabilities	(3,759)
Other liabilities	(5,489)

Total purchase price	$32,137

The valuation of the acquired intangible assets was estimated by performing projections of discounted cash flow, whereby revenues and costs associated with each intangible asset are forecast to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The valuation assumptions also take into consideration our estimates of contract renewal, technology attrition and revenue projections.

For the three months ended September 30, 2012, revenues attributable to the Albany acquisition represented less than 1% of our consolidated revenues. Albany was integrated into our existing business lines in a manner that makes tracking or reporting earnings specifically attributable to this acquisition impracticable. As this acquisition was not material to our financial results, pro forma results of operations have not been presented.

2012 Acquisition Activity

Intuit Commercial Banking

On March 9, 2012, we acquired substantially all of the assets and related operations of Intuit, Inc.’s commercial banking business. The acquisition allows us to extend our banking solutions to a broader set of customers, including medium-sized and small financial institutions which make up the majority of the banking market today. In the allocation of the purchase price set forth below, we recognized $1.9 million of goodwill which arose principally due to the assembled workforce we acquired. The goodwill is deductible over a 15 year period for US income tax purposes. The commercial banking operating results have been included in the results of the Banking Solutions segment from the date of the acquisition forward and all of the goodwill was allocated to this segment. Identifiable intangible assets aggregating $18.1 million are being amortized over a weighted average useful life of seven years. The identifiable intangible assets include customer related assets, core technology and other intangible assets and are being amortized over estimated weighted average useful lives of twelve, six and five years, respectively. The other intangible assets consist of assets arising from acquired contractual rights that include favorable economic terms, as compared to overall market rates, at the date of acquisition.

Set forth below is the allocation of the purchase price for the commercial banking acquisition as of September 30, 2012.

(in thousands)
Current assets	$5
Property and equipment	359
Customer related intangible assets	4,422
Core technology	5,633
Other intangible assets	8,021
Goodwill	1,917
Current liabilities	(153)
Other liabilities	(204)

Total purchase price	$20,000

Note 5—Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,
	2012	2011
	(in thousands)

Numerator:
Net income allocable to common stockholders	$18	$1,741

Denominator:
Shares used in computing basic net income per share attributable to common stockholders	34,909	33,710

Effect of dilutive securities	717	1,131

Shares used in computing diluted net income per share attributable to common stockholders	35,626	34,841

Basic net income per share attributable to common stockholders	$0.00	$0.05

Diluted net income per share attributable to common stockholders	$0.00	$0.05

The calculation of basic net income per share excludes any dilutive effects of stock options, unvested restricted stock and stock warrants.

Note 6—Operations by Segments and Geographic Areas

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

During 2012, we changed the segment classification of certain customers’ revenue. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

Similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also incorporates our payments automation software for direct debit and receivables management and provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with the aforementioned products and services is typically recorded upon delivery. This segment also incorporates our check printing solutions in Europe as well as certain other solutions that are licensed on a subscription basis, revenue for which is typically recorded on a subscription or transaction basis or ratably over the expected life of the customer relationship.

Banking Solutions. The Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. Our customized transaction banking solutions typically involve longer implementation periods and a significant level of professional services. Due to the customized nature of these products, revenue is generally recognized over the period of project performance on a percentage of completion basis. Periodically, we license these solutions on a subscription basis which has the effect of contributing to recurring revenue and the revenue predictability of future periods, but which also delays revenue recognition over a period that is longer than the period of project performance. This segment also includes our commercial banking business, which we acquired in March 2012. Our commercial banking products are Software as a Service (SaaS) offerings focused predominantly on medium-sized and small banks and financial institutions, and revenue for these products is typically recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

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

We do not track or assign our assets by operating segment.

Segment information for the three months ended September 30, 2012 and 2011 according to the segment descriptions above, is as follows:

	Three Months Ended September 30,
	2012	2011
	(in thousands)

Segment revenue:
Payments and Transactional Documents	$26,149	$24,671
Banking Solutions	18,119	13,016
Outsourced Solutions	17,421	14,789

Total segment revenue	$61,689	$52,476

Segment measure of profit:
Payments and Transactional Documents	$6,573	$5,976
Banking Solutions	2,015	2,610
Outsourced Solutions	1,768	1,848

Total measure of segment profit	$10,356	$10,434

A reconciliation of the measure of segment profit to GAAP operating (loss) income before income taxes is as follows:

	Three Months Ended September 30,
	2012	2011
	(in thousands)

Segment measure of profit	$10,356	$10,434
Less:
Amortization of intangible assets	(4,312)	(3,884)
Stock compensation expense	(4,207)	(3,165)
Acquisition related expenses	(1,715)	(124)
Restructuring expenses	(296)	(27)
Add:
Other income (expense), net	46	(113)

(Loss) income before income taxes	$(128)	$3,121

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended September 30,
	2012	2011
	(in thousands)

Depreciation expense:
Payments and Transactional Documents	$620	$384
Banking Solutions	518	234
Outsourced Solutions	575	756

Total depreciation expense	$1,713	$1,374

Geographic Information

We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here; particularly in respect of financial institution customers located in Australia and Canada for which the point of sale was the United States.

	Three Months Ended September 30,
	2012	2011
	(in thousands)

Revenues from unaffiliated customers:
United States	$42,710	$35,594
United Kingdom	17,178	15,299
Continental Europe	1,047	883
Asia-Pacific	754	700

Total revenues from unaffiliated customers	$61,689	$52,476

Long-lived assets, which are based on geographical location, were as follows:

	September 30,	June 30,
	2012	2012
	(in thousands)
Long-lived assets
United States	$19,407	$19,189
United Kingdom	4,623	4,332
Continental Europe	4	5
Asia-Pacific	120	128

Total long-lived assets	$24,154	$23,654

Note 7—Income Taxes

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

We recorded an income tax benefit of $0.1 million and income tax expense of $1.4 million for the three months ended September 30, 2012 and 2011, respectively. The income tax benefit for the quarter ended September 30, 2012 was principally due to the impact of discrete tax benefits recorded in the quarter, including the favorable impact of approximately $0.1 million from the enactment of legislation that decreased UK income tax rates. These discrete tax benefits offset tax expense associated with our UK, Australian and US operations. These benefits are not expected to recur in subsequent quarters. The income tax expense for the quarter ended September 30, 2011 was primarily attributable to our UK and US operations, which was offset in part by a tax benefit of $0.1 million resulting from the enactment of legislation during the quarter that decreased the statutory tax rates in the UK.

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

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$133,846	$(61,796)	$72,050	11.5
Core technology	50,790	(32,594)	18,196	7.1
Other intangible assets	11,950	(3,337)	8,613	5.7

Total	$196,586	$(97,727)	$98,859

Unamortized intangible assets:
Goodwill			110,894

Total intangible assets			$209,753

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$111,159	$(58,653)	$52,506	10.7
Core technology	48,534	(31,179)	17,355	7.5
Other intangible assets	11,801	(2,695)	9,106	5.9

Total	$171,494	$(92,527)	$78,967

Unamortized intangible assets:
Goodwill			98,974

Total intangible assets			$177,941

Estimated amortization expense for fiscal year 2013 and subsequent fiscal years is as follows:

(in thousands)
2013	$19,547
2014	15,837
2015	13,711
2016	11,637
2017	9,288
2018 and thereafter	33,151

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Banking Solutions	Outsourced Solutions
	(in thousands)
Balance at June 30, 2012	$54,329	$8,420	$36,225
Goodwill acquired during the period	10,762	—	—
Impact of foreign currency translation	974	—	184

Balance at September 30, 2012	$66,065	$8,420	$36,409

Note 9—Restructuring Costs

During the quarter ended September 30, 2012 and in fiscal year 2012, in response to recent acquisitions, we realigned our workforce and recorded pre-tax restructuring expenses associated with severance related benefits to employees.

A rollforward of the restructuring activity for the quarter ended September 30, 2012 is as follows:

(in thousands)
Accrued severance benefits at June 30, 2012	$228
Charged to expense	296
Payments charged against the accrual	(342)

Accrued severance benefits at September 30, 2012	$182

Note 10—Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Without limiting the foregoing, the words may, will, should, could, expects, plans, intends, anticipates, believes, estimates, predicts, potential and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to and including the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

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

On September 11, 2012, we completed the acquisition of Albany Software Ltd. (Albany), a UK based corporation. We acquired, through a UK subsidiary, all of the Albany outstanding share capital from Albany’s stockholders in exchange for a cash payment of £20 million (approximately $32 million based on exchange rates in effect at the acquisition date). Albany is one of the UK’s leading BACS solution providers, and their solutions are used by more than 5,000 businesses to streamline, automate and manage processes involving the collection of direct debits and electronic payments.

For the first three months of fiscal year 2013, our revenue increased to $61.7 million from $52.5 million in the same period of fiscal year 2012. This revenue increase was attributable to revenue increases of $5.1 million in our Banking Solutions segment, $2.6 million in our Outsourced Solutions segment and $1.5 million in our Payments and Transactional Documents segment. The Banking Solutions segment’s revenue increase was primarily the result of our fiscal year 2012 commercial banking acquisition. The revenue contribution from our legal spend management solutions, our SWIFT Access Service solution and increased revenue from our Paymode-X solution accounted for the majority of the revenue increase in our Outsourced Solutions segment. The increased revenue in our Payments and Transactional Documents segment was related to increased revenue in both North America and Europe. These increases were offset by an unfavorable effect of foreign exchange rates of $0.3 million primarily associated with the British Pound Sterling, which depreciated against the US Dollar when compared to the same period in the prior fiscal year.

We had net income of $18 thousand in the three months ended September 30, 2012 compared to net income of $1.7 million in the three months ended September 30, 2011. Our gross margin increased $4.0 million in the first three months of fiscal year 2012 related primarily to revenue increases across all segments. The increased gross margin was offset by increased operating expense of $7.4 million which was primarily due to increased acquisition related expenses, including increased employee related costs, and increased intangible asset amortization expense as compared to the same period in the prior year.

In the first three months of fiscal year 2013, we derived approximately 36% of our revenue from customers located outside of North America, principally in the UK, continental Europe and Australia. We expect future revenue growth to be driven by increased purchases of our products, including our legal spend management solutions, SWIFT Access Service solution, Paymode-X and WebSeries, by new and existing bank and financial institution customers in both North America and international markets and from increased sales of our payments and transactional documents products.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2012 related to stock based compensation, revenue recognition, the valuation of goodwill and intangible assets and the valuation of acquired deferred revenue. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on August 27, 2012 and in conjunction with the discussion of income taxes which follows below.

Income Taxes

We are subject to the income tax laws of the United States (including its states and municipalities) as well as the tax laws of the foreign jurisdictions in which we operate. Our annual tax rate is determined based on our income, statutory tax rates and the tax impact of items treated differently for tax purposes than for financial statement purposes. The income tax expense we record in any interim period is based on our estimated tax rate for the full fiscal year, which requires us to estimate our annual pretax income and tax expense by jurisdiction. This process is inherently subjective and requires us to make estimates relative to our business plans, planning opportunities and operating results. An interim tax rate is subject to adjustment if, in later periods, there are changes to our estimate of total tax expense or pretax income, including income by jurisdiction. We update these estimates on a quarterly basis, to ensure that our interim financial statements always reflect our most current projections for the full fiscal year.

Our income tax expense consists of two components: current and deferred. Current tax expense represents our estimate of taxes to be paid for the current period, including income tax expense arising from uncertain tax positions. Deferred tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets and liabilities arise due to differences between when certain transactions are reflected in our financial statements and when those same items are included in a tax return. Deferred tax assets generally reflect the impact of a tax deduction, tax credit or operating loss carryforward that we have available for use in future year tax returns. Deferred tax liabilities generally reflect the impact of a deduction or expenditure that has already been taken in a tax return but that has not yet been reflected in our financial statements.

We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income and the availability of tax planning strategies. We establish a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. The particularly sensitive component of this evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction.

We establish reserves to remove some or all of the tax benefit we would have otherwise recorded if a tax position is uncertain. In evaluating whether a tax position is uncertain, we base our assessment on existing tax legislation, case law and legal statute. We also presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. We recognize tax benefits related to uncertain tax positions at the largest amount deemed more likely than not will be realized upon tax examination. We review our tax positions quarterly and adjust the balances as necessary.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provide an option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. This will change the manner in which comprehensive income is presented in our overall financial statements, but will not result in any other accounting or financial reporting impact to us. We incorporated the continuous statement option of this standard effective for the period ending September 30, 2012.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

During fiscal year 2012, we changed the segment classification of certain customers’ revenue. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended September 30,		Increase (Decrease) Between Periods 2012 Compared to 2011
	2012	2011
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$26,149	$24,671	$1,478	6.0
Banking Solutions	18,119	13,016	5,103	39.2
Outsourced Solutions	17,421	14,789	2,632	17.8

	$61,689	$52,476	$9,213	17.6

Segment measure of profit:
Payments and Transactional Documents	$6,573	$5,976	$597	10.0
Banking Solutions	2,015	2,610	(595)	(22.8)
Outsourced Solutions	1,768	1,848	(80)	(4.3)

Total measure of segment profit	$10,356	$10,434	$(78)	(0.7)

A reconciliation of the measure of segment profit to our GAAP (loss) income for the three months ended September 30, 2012 and 2011, before the provision for income taxes, is as follows:

	Three Months Ended September 30,
	2012	2011
	(in thousands)

Segment measure of profit	$10,356	$10,434
Less:
Amortization of intangible assets	(4,312)	(3,884)
Stock compensation expense	(4,207)	(3,165)
Acquisition related expenses	(1,715)	(124)
Restructuring expenses	(296)	(27)
Add:
Other income (expense), net	46	(113)

(Loss) income before income taxes	$(128)	$3,121

Payments and Transactional Documents. The revenue increase for the three months ended September 30, 2012 was primarily attributable to North American and European revenue increases of $0.9 million in software licenses, $0.5 million in service and maintenance and $0.2 million in subscriptions and transactions. The revenue increases were partially offset by an unfavorable effect of foreign exchange rates of $0.2 million primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the same period in the prior fiscal year. The segment profit increase of $0.6 million for the three months ended September 30, 2012 was primarily attributable to the revenue increases described above, partially offset by increased sales and marketing expenses as compared to the three months ended September 30, 2011. We expect revenue and profit for the Payments and Transactional Documents segment to increase during the remaining three quarters of fiscal year 2013 primarily as a result of our recent acquisition of Albany.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the same period in the prior fiscal year due to an increase in subscriptions and transactions revenue of $8.1 million, primarily due to our 2012 commercial banking acquisition, partially offset by a decrease in professional services revenue of $3.0 million associated with the completion of certain large banking projects. Segment profit decreased $0.6 million for the three months ended September 30, 2012 as compared to the same period in the prior fiscal year, due primarily to increased sales and marketing and product development related costs. The increased sales and marketing and product development costs were primarily related to increased headcount costs related to our commercial banking acquisition. We expect revenue and profit for the Banking Solutions segment to decrease during the remainder of the fiscal year as a result of customer losses and increased expenses related to the hosted infrastructure and sales and marketing efforts associated with our commercial banking business. The customer losses have been anticipated as the acquired commercial banking business had been experiencing customer attrition prior to our acquisition, due in large part to customers’ views that the business’s solutions required further investment and improvement. The increased infrastructure and sales and marketing expenses are attributable to investments we are making to support, improve and grow the commercial banking business.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased $2.6 million as compared to the same period in the prior fiscal year due primarily to increased revenue contribution from our legal spend management solutions of $0.8 million, our Paymode-X solution of $1.2 million and our SWIFT Access Service solution of $0.7 million. Segment profit decreased $0.1 million as compared to the same period in the prior fiscal year as lower margins related to our Paymode-X solution and increased operating expenses offset improved margins in our European solutions. We expect revenue and profit for the Outsourced Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from our legal spend management, Paymode-X and SWIFT Access Service solutions.

Revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$28,547	46.3	$17,594	33.5	$10,953	62.3
Software licenses	4,699	7.6	4,033	7.7	666	16.5
Service and maintenance	26,455	42.9	28,849	55.0	(2,394)	(8.3)
Equipment and supplies	1,988	3.2	2,000	3.8	(12)	(0.6)

Total revenues	$61,689	100.0	$52,476	100.0	$9,213	17.6

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $11.0 million was due principally to the increase in revenue contribution from our banking products of $8.1 million, Paymode-X solutions of $1.2 million, legal spend management solutions of $0.8 million and European outsourced solutions of $0.7 million. The increase in banking products revenue was principally the result of our commercial banking acquisition in fiscal year 2012. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of the revenue contribution from our legal spend management, Paymode-X and SWIFT Access Service solutions.

Software Licenses. The increase in software license revenues was due to an increase in North American revenue of $0.6 million and increased European revenue of approximately $0.2 million. These increases occurred within our Payments and Transactional Documents segment. This increase was offset by a decrease of $0.2 million in our Banking Solutions segment. We expect software license revenues to increase during the remainder of fiscal year 2013, principally as a result of increased software license revenue from our Payments and Transactional Documents segment.

Service and Maintenance. The decrease in service and maintenance revenues was primarily the result of a decrease in professional services revenues of $3.0 million associated with the completion of certain large banking projects, offset by an increase in service and maintenance revenue from our payment and document automation products of $0.5 million. The increase in revenue from our payment and document automation products includes an unfavorable effect of foreign exchange rates of $0.1 million primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the same period in the prior fiscal year. We expect that service and maintenance revenues will remain relatively consistent during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies revenue remained relatively unchanged as compared to the same period in the prior fiscal year. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of 2013.

Cost of revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$14,271	23.1	$9,085	17.3	$5,186	57.1
Software licenses	409	0.7	435	0.8	(26)	(6.0)
Service and maintenance	12,294	19.9	12,160	23.2	134	1.1
Equipment and supplies	1,522	2.5	1,571	3.0	(49)	(3.1)

Total cost of revenues	$28,496	46.2	$23,251	44.3	$5,245	22.6

Gross profit	$33,193	53.8	$29,225	55.7	$3,968	13.6

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 50% of subscriptions and transactions revenues in the three months ended September 30, 2012 as compared to 52% in the same period of 2011. The decrease in subscriptions and transactions costs as a percentage of revenue was due primarily to improved margins related to our European solutions. We expect that subscriptions and transactions costs will increase slightly as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year.

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 9% of software license revenues in the three months ended September 30, 2012 as compared to 11% for the three months ended September 30, 2011. We expect that software license costs will increase, as a percentage of software license revenues, during the remainder of the fiscal year primarily the result of increased third party software costs sold with certain of our banking products.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 46% of service and maintenance revenues in the three months ended September 30, 2012 as compared to 42% of service and maintenance revenues in the three months ended September 30, 2011. The increased costs as a percentage of revenue were primarily related to lower gross margins associated with certain of our banking products and European payment and transactional document products. We expect that service and maintenance costs will decrease slightly, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remained consistent at 77% of equipment and supplies revenues in the three months ended September 30, 2012 as compared to 79% for the three months ended September 30, 2011. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended September 30,				Increase Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$14,188	23.0	$11,242	21.4	$2,946	26.2
Product development and engineering	8,306	13.5	5,932	11.3	2,374	40.0
General and administrative	6,561	10.6	4,933	9.4	1,628	33.0
Amortization of intangible assets	4,312	7.0	3,884	7.4	428	11.0

Total operating expenses	$33,367	54.1	$25,991	49.5	$7,376	28.4

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 as a result of an increase in employee related costs of $2.4 million and increased travel costs primarily due to the impact of our fiscal year 2012 and 2013 acquisitions. We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products, particularly our commercial banking products and Paymode-X.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily attributable to an increase in employee related costs of $1.5 million and an increase of $0.6 million related to development of our legal spend management and Paymode-X solutions. This increase was partially offset by a decrease in costs associated with contract employees of $0.4 million. We expect that product development and engineering expenses will increase during the remainder of the fiscal year as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our commercial banking, Paymode-X and legal spend management solutions.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to increases in acquisition related expenses of $0.9 million, employee related costs of $0.6 million and an increase in professional services fees of $0.2 million. We expect that general and administrative expenses will remain relatively consistent during the remainder of the fiscal year.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011 occurred as a result of increased expense from intangible assets associated with our fiscal year 2012 acquisitions. We expect that total amortization expense for fiscal year 2013 will approximate $19.5 million.

Other Income (Expense), Net

	Three Months Ended September 30,		Increase Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)%
Interest income	$125	$114	$11	9.6
Interest expense	(1)	(16)	15	93.8
Other income (expense), net	(78)	(211)	133	63.0

Other income (expense), net	$46	$(113)	$159	140.7

Other Income (Expense), Net. In the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, interest income and interest expense remained inconsequential components of our overall operating results. The decrease in other expense is due to the absence of certain foreign exchange losses in the three months ended September 30, 2012 compared with the three months ended September 30, 2011. We expect that the individual components of other income and expense will continue to represent minor components of our overall operations during the remainder of fiscal year 2013.

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

We recorded an income tax benefit of $0.1 million and income tax expense of $1.4 million for the three months ended September 30, 2012 and 2011, respectively. The income tax benefit for the quarter ended September 30, 2012 was principally due to the impact of discrete tax benefits recorded in the quarter, including the favorable impact of approximately $0.1 million from the enactment of legislation that decreased UK income tax rates. These discrete tax benefits offset tax expense associated with our UK, Australian and US operations. These benefits are not expected to recur in subsequent quarters. The income tax expense for the quarter ended September 30, 2011 was primarily attributable to our UK and US operations, which was offset in part by a tax benefit of $0.1 million resulting from the enactment of legislation during the quarter that decreased the statutory tax rates in the UK.

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

On September 11, 2012, we completed the acquisition of Albany for a cash payment of £20 million (approximately $32 million based on exchange rates in effect at the acquisition date).

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the three months ended September 30, 2012 and 2011 are summarized in the tables below:

	September 30,	June 30,
	2012	2012
	(in thousands)
Cash, cash equivalents and marketable securities	$107,135	$124,862

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Cash provided by operating activities	$10,039	$5,388
Cash used in investing activities	(30,035)	(2,462)
Cash provided by financing activities	744	11,046
Effect of exchange rates on cash	1,524	(1,117)

Cash, cash equivalents and marketable securities. At September 30, 2012 our cash and cash equivalents consisted primarily of cash deposits held at major banks, money market funds and marketable securities. The decrease in cash, cash equivalents and marketable securities at September 30, 2012 from June 30, 2012 was primarily due to $28.3 million of cash used to fund the acquisition of Albany, net of cash acquired, partially offset by cash provided from operations of $10.0 million.

Cash, cash equivalents and marketable securities included $50.2 million held by our foreign subsidiaries as of September 30, 2012 that were denominated in currencies other than US Dollars. Increases in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar increased our overall cash balances by approximately $1.5 million in the three months ended September 30, 2012. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we have recently experienced, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net income, adjusted for the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $4.7 million during the three months ended September 30, 2012 as compared to the same period in the prior year. The increase was primarily the result of an increase in cash provided from deferred revenue of $3.9 million.

At September 30, 2012, a portion of the deferred tax assets associated with our US and European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

At September 30, 2012, we had US net operating loss carryforwards of $46.7 million, which expire at various times through the year 2031 and foreign net operating loss carryforwards (primarily in Europe) of $8.7 million, which have no statutory expiration date. We also have approximately $2.7 million of research and development tax credit carryforwards available which expire at various points through the year 2032. The research and development tax credit expired on December 31, 2011 for US federal income tax purposes. Accordingly, absent a change in US tax law, we will not generate research and development tax credits beyond the approximately $2.7 million we had recorded as of December 31, 2011. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities. The increase in net cash used in investing activities for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was due to $28.3 million of cash used to fund the acquisition of Albany, net of cash acquired.

Financing Activities. The decrease in cash inflows from financing activities relates primarily to the absence of proceeds of $8.5 million from the exercise of common stock warrants that occurred during the quarter ended September 30, 2011, and the use of $0.9 million of cash to repurchase shares of our common stock and a decrease in the excess tax benefit associated with stock compensation during the three months ended September 30, 2012.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2012, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of September 30, 2012:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$21,788	$2,772	$7,929	$4,377	$6,710
Capital lease obligations (inclusive of interest)	68	68	—	—	—
Other contractual obligations	6,379	2,340	3,280	759	—

Total	$28,235	$5,180	$11,209	$5,136	$6,710

*	Payment due dates are calculated from our most recent fiscal year end of June 30, 2012.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits as of September 30, 2012 in the amount of $0.6 million. These amounts have been excluded because, as of September 30, 2012, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on August 27, 2012.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors below do not reflect material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

We continue to make significant investments in existing products and new product offerings, which can adversely affect our operating results; these investments may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance our existing product offerings as well as to develop new product offerings to meet strategic opportunities as they evolve. Our operating results have recently been affected by increases in product development expenses as we have continued to make investments in our hosted, banking and accounts payable automation products. We may at any time, based on product needs or marketplace demands, decide to significantly increase our product development expenditures. We expect to continue to make significant investments in our Paymode-X, legal spend management, transaction banking and our newly acquired commercial banking products during fiscal year 2013. Investments in existing products and new product offerings can have a negative impact on our operating results and any new product enhancement or offering may not be accepted in the marketplace or generate material revenues.

Our future financial results will be affected by our success in selling our products in a subscription and transaction or SaaS-based revenue model, which carries with it certain risks

A substantial portion of our revenues and profitability were historically generated from perpetual software license revenues, however we are offering a growing number of our products under a subscription and transaction based revenue model. We believe this model has certain advantages over a perpetual license model, including better predictability of revenue; however, it also presents a number of risks to us, including the following:

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

Security breaches could have a significant adverse effect on our business

In the course of providing services to our customers, we collect, store, process and transmit highly sensitive and confidential information. Certain of our solutions also facilitate the transfer of cash. Our products, particularly our SaaS and Web-based offerings, may be vulnerable to unauthorized access, computer viruses, cyber-attacks and other disruptive problems, which could result in the theft, destruction or misappropriation of confidential information.

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

Acquisitions could disrupt our business and harm our financial condition

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. In September 2012, we acquired Albany Software, Ltd., a UK-based company. In March 2012 we acquired substantially all of the assets and related operations of Intuit’s commercial banking business. In November 2011, we acquired IDT, Ltd. (IDT), with operations in the UK. In fiscal year 2011, we acquired Allegient Systems, Inc., with operations in the United States and Canada, SMA Financial Limited (SMA) and Direct Debit Limited (DDL), which are both UK-based businesses, and substantially all of the assets of Business Information Technology Group (BITG), with locations in Australia and New Zealand. We may in the future acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At September 30, 2012, the carrying value of our goodwill and our other intangible assets was approximately $111 million and $99 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2012 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom, Continental Europe and the Asia-Pacific region. During the three months ended September 30, 2012, approximately 36% of our revenues and 29% of our operating expenses were attributable to customers or operations located outside of North America. During the three months ended September 30, 2012 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar increased slightly. We anticipate that foreign currency exchange rates may continue to fluctuate in the near term. Appreciation of the US Dollar against the British Pound Sterling, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
July 1, 2012 — July 31, 2012	—	—	—	$17,496,000
August 1, 2012 — August 31, 2012	—	—	—	$17,496,000
September 1, 2012 — September 30, 2012	40,000	23.34	40,000	$16,562,000

Total	40,000	23.34	40,000	$16,562,000

(1)	In May 2012, our board of directors authorized a repurchase program for up to $20.0 million of our common stock. This repurchase program replaces the program that had been in place since April 2008.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 8, 2012	By:	/S/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and June 30, 2012, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.