Form 10-Q
period 2012-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2013-02-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 37,605,281.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2012	June 30, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$280,829	$124,801
Marketable securities	62	61
Accounts receivable, net of allowance for doubtful accounts of $793 at December 31, 2012 and $586 at June 30, 2012	48,916	45,344
Inventory, net	454	480
Deferred tax assets	9,027	6,773
Prepaid expenses and other current assets	7,528	8,212

Total current assets	346,816	185,671
Property, plant and equipment, net	22,461	19,756
Goodwill	112,180	98,974
Intangible assets, net	94,583	78,967
Derivative instruments	47,817	—
Other assets	14,405	9,003

Total assets	$638,262	$392,371

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,733	$8,841
Accrued expenses	16,793	17,170
Deferred revenue	45,762	41,304

Total current liabilities	72,288	67,315
Convertible senior notes	133,741	—
Derivative instruments	64,009	—
Deferred revenue, non-current	8,365	7,072
Deferred income taxes	6,574	1,641
Other liabilities	3,042	2,157

Total liabilities	288,019	78,185

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—50,000; issued shares—37,427 at December 31, 2012, and 36,672 at June 30, 2012; outstanding shares—35,512 at December 31, 2012, and 34,741 at June 30, 2012	38	37
Additional paid-in capital	478,737	438,732
Accumulated other comprehensive loss	(3,224)	(6,564)
Treasury stock: 1,915 shares at December 31, 2012, and 1,931 shares at June 30, 2012, at cost	(22,558)	(22,291)
Accumulated deficit	(102,750)	(95,728)

Total stockholders’ equity	350,243	314,186

Total liabilities and stockholders’ equity	$638,262	$392,371

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenues:
Subscriptions and transactions	$30,361	$19,054	$58,908	$36,648
Software licenses	5,469	4,402	10,168	8,435
Service and maintenance	25,735	29,667	52,190	58,516
Equipment and supplies	2,044	1,971	4,032	3,971

Total revenues	63,609	55,094	125,298	107,570
Cost of revenues:
Subscriptions and transactions	16,573	9,215	30,844	18,300
Software licenses	617	529	1,026	964
Service and maintenance	11,977	13,239	24,271	25,399
Equipment and supplies	1,540	1,565	3,062	3,136

Total cost of revenues	30,707	24,548	59,203	47,799

Gross profit	32,902	30,546	66,095	59,771
Operating expenses:
Sales and marketing	15,620	11,430	29,808	22,672
Product development and engineering	8,426	5,932	16,732	11,864
General and administrative	6,467	4,912	13,028	9,845
Amortization of intangible assets	5,201	3,433	9,513	7,317

Total operating expenses	35,714	25,707	69,081	51,698

(Loss) income from operations	(2,812)	4,839	(2,986)	8,073
Loss on derivative instruments, net	(4,917)	—	(4,917)	—
Other (expense) income, net	(585)	28	(539)	(85)

(Loss) income before income taxes	(8,314)	4,867	(8,442)	7,988
Income tax (benefit) provision	(1,274)	2,403	(1,420)	3,783

Net (loss) income	$(7,040)	$2,464	$(7,022)	$4,205

Basic net (loss) income per share attributable to common stockholders:	$(0.20)	$0.07	$(0.20)	$0.12

Diluted net (loss) income per share attributable to common stockholders:	$(0.20)	$0.07	$(0.20)	$0.12

Shares used in computing basic net (loss) income per share attributable to common stockholders:	35,284	34,160	35,097	33,935

Shares used in computing diluted net (loss) income per share attributable to common stockholders:	35,284	35,090	35,097	34,966

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	947	(300)	3,340	(2,404)

Comprehensive (loss) income	$(6,093)	$2,164	$(3,682)	$1,801

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2012	2011
Operating activities:
Net (loss) income	$(7,022)	$4,205
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of intangible assets	9,513	7,317
Stock compensation expense	8,941	6,538
Depreciation and amortization of property, plant and equipment	3,441	2,785
Deferred income tax benefit	(3,570)	(165)
Provision for allowances on accounts receivable	183	80
Provision for allowances for obsolescence of inventory	62	—
Excess tax benefits associated with stock compensation	(253)	(2,186)
Amortization of debt issuance costs	61	—
Amortization of debt discount	486	—
Loss on derivative instruments	4,917	—
Loss on disposal of equipment	25	—
Loss on foreign exchange	10	29
Changes in operating assets and liabilities:
Accounts receivable	(971)	(5,057)
Inventory	(18)	(83)
Prepaid expenses and other current assets	1,394	1,905
Other assets	(16)	262
Accounts payable	531	(1,105)
Accrued expenses	(2,169)	(1,382)
Deferred revenue	3,706	1,150
Other liabilities	319	41

Net cash provided by operating activities	19,570	14,334
Investing activities:
Acquisition of business, net of cash acquired	(29,902)	(2,940)
Purchases of held-to-maturity securities	(62)	(63)
Proceeds from sales of held-to-maturity securities	62	63
Purchases of property and equipment	(5,219)	(3,935)
Proceeds from disposal of fixed assets	46	—

Net cash used in investing activities	(35,075)	(6,875)
Financing activities:
Proceeds from issuance of convertible senior notes	189,750	—
Debt issuance costs	(5,790)	—
Proceeds from issuance of warrants, net of issue costs	25,789	—
Purchase of convertible note hedges	(42,390)	—
Proceeds from exercise of warrants, net	—	8,452
Proceeds from exercise of stock options and employee stock purchase plan	2,908	2,704
Excess tax benefits associated with stock compensation	253	2,186
Capital lease payments	(50)	(84)
Repurchase of common stock	(933)	—

Net cash provided by financing activities	169,537	13,258
Effect of exchange rate changes on cash	1,996	(1,338)

Increase in cash and cash equivalents	156,028	19,379
Cash and cash equivalents at beginning of period	124,801	111,953

Cash and cash equivalents at end of period	$280,829	$131,332

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2012

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2013. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 27, 2012.

Note 2—Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provided an option to present the components of net income or loss and other comprehensive income or loss either as one continuous statement or as two separate but consecutive statements. We incorporated the continuous statement option of this standard effective with the period ending September 30, 2012. This changed the manner in which we present comprehensive income or loss in our overall financial statements, but did not result in any other accounting or financial reporting impact to us.

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

On December 12, 2012, we issued $189.8 million aggregate principal amount, 1.50% Convertible Senior Notes (the Notes) maturing on December 1, 2017. Embedded within the Notes is a conversion option (the Conversion Feature). As discussed in Note 10, prior to and as of December 31, 2012 we were required to settle the Conversion Feature in cash. We also purchased note hedges (Note Hedges) which we were also required to settle in cash prior to and as of December 31, 2012. In addition, simultaneous with our issuance of the Notes we sold warrants (the Warrants) to purchase shares of our common stock.

Given our requirement to cash settle the Conversion Feature and the Note Hedges prior to and as of December 31, 2012, these instruments were accounted for as derivative instruments. A portion of the Warrants we sold also would have required cash settlement under certain circumstances, for the period of December 6, 2012 through December 12, 2012. Accordingly, that portion of the Warrants potentially requiring cash settlement was accounted for as a derivative instrument for that period of time. As of December 12, 2012, the requirement to cash settle a portion of the Warrants had expired, and the Warrants that had initially been accounted for as a derivative instrument were remeasured to determine fair value and that value was reclassified to stockholders equity. All of our derivative instruments not meeting the equity classification requirements are recorded at fair value, and changes in fair value are reflected in earnings.

The Conversion Feature and Note Hedges are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs, including the trading price and implied volatility of our common stock, risk-free interest rate and other factors.

Significant market data inputs used to determine fair value as of December 31, 2012 included our common stock price, time to maturity of the instruments, risk free interest rate and volatility.

At December 31, 2012 and June 30, 2012, our assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2012				June 30, 2012
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets

Money market funds (cash and cash equivalents)	$26,433	$—	$—	$26,433	$65,743	$—	$—	$65,743

Derivative instruments (Note Hedges)	—	—	47,817	47,817	—	—	—	—

Total	$26,433	$—	$47,817	$74,250	$65,743	$—	$—	$65,743

Liabilities

Derivative instruments (Conversion Feature)	$—	$—	$64,009	$64,009	$—	$—	$—	$—

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the Notes. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•

Marketable securities are classified as held to maturity and recorded at amortized cost which, at December 31, 2012 and June 30, 2012, approximated fair value. These investments all mature within one year.

•

The Notes were recorded at $133.3 million upon issuance, which reflected the principal amount of the Notes less the fair value of the Conversion Feature. The carrying value of the Notes will be accreted, over the remaining term to maturity, to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature which is embedded in the Notes) was approximately $206.4 million as of December 31, 2012. We estimated the fair value of the Notes by reference to quoted market prices, however the Notes had only a limited trading volume as of December 31, 2012 and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Note 4—Product and Business Acquisitions

2013 Acquisition Activity

5280 Dynamic Solutions LLC

On October 25, 2012, we acquired certain assets and assumed certain liabilities of 5280 Dynamic Solutions LLC (5280), a US based software company, in exchange for a cash payment of $1.6 million. The acquisition provides us with new technology with which we intend to expand our product offerings to include SharePoint-based document management solutions for accounts payable automation and other document-centric business needs.

At December 31, 2012, we were still finalizing our estimates of fair value for certain intangible assets acquired. Accordingly, the values disclosed for intangible assets and goodwill are subject to change as we finalize our fair value analysis, which we expect to complete during the quarter ending March 31, 2013. In the preliminary allocation of the purchase price we recognized $0.8 million of goodwill, which is deductible for income tax purposes over a period of fifteen years.

5280’s operating results have been included in our operating results from the date of the acquisition forward, as a component of the Payments and Transactional Documents segment, and all of the goodwill was allocated to this segment. Identifiable intangible assets of $0.7 million include customer related assets and core technology that are being amortized over a weighted average useful life of ten years.

For the three months ended December 31, 2012, revenues attributable to the 5280 acquisition represented less than 1% of our consolidated revenues. 5280 was integrated into our existing business lines in a manner that makes tracking or reporting earnings specifically attributable to this acquisition impracticable. As this acquisition was not material to our financial results, pro forma results of operations have not been presented.

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

In the allocation of the purchase price set forth below, we recognized $10.7 million of goodwill. The goodwill arose due to the recognition of certain deferred tax liabilities in purchase accounting and the assembled workforce of Albany. The goodwill is not deductible for income tax purposes.

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

The allocation of the purchase price as of December 31, 2012 is as follows:

(in thousands)
Current assets	$6,442
Property and equipment	334
Customer related intangible assets	21,786
Core technology	1,920
Other intangible assets	145
Goodwill	10,725
Current liabilities	(3,726)
Other liabilities	(5,489)

Total purchase price	$32,137

For the six months ended December 31, 2012, revenues attributable to the Albany acquisition represented less than 2% of our consolidated revenues. Albany was integrated into our existing business lines in a manner that makes tracking or reporting earnings specifically attributable to this acquisition impracticable. As this acquisition was not material to our financial results, pro forma results of operations have not been presented.

The valuation of acquired intangible assets for our acquisitions was estimated by performing projections of discounted cash flow, whereby revenues and costs associated with each intangible asset are forecast to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The valuation assumptions also take into consideration our estimates of contract renewal, technology attrition and revenue projections.

Note 5—Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in thousands)
Numerator:
Net (loss) income allocable to common stockholders	$(7,040)	$2,464	$(7,022)	$4,205

Denominator:
Shares used in computing basic net (loss) income per share attributable to common stockholders	35,284	34,160	35,097	33,935
Effect of dilutive securities	—	930	—	1,031

Shares used in computing diluted net (loss) income per share attributable to common stockholders	35,284	35,090	35,097	34,966

Basic net (loss) income per share attributable to common stockholders	$(0.20)	$0.07	$(0.20)	$0.12

Diluted net (loss) income per share attributable to common stockholders	$(0.20)	$0.07	$(0.20)	$0.12

The calculation of basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of stock options, unvested restricted stock and stock warrants.

For the three months ended December 31, 2012, 2,954,000 stock options and shares of restricted stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the six months ended December 31, 2012, 3,136,000 stock options and shares of restricted stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

In connection with the Notes we issued in December 2012, we entered into the Note Hedges with respect to our common stock. The Note Hedges are not included in calculating either basic or diluted earnings per share, as their effect would be anti-dilutive. The Warrants we issued in December 2012 are exercisable at a strike price of $40.04 per share and entitle the counterparties to purchase up to 6.3 million shares of our common stock, subject to customary antidilution provisions. For the three and six months ended December 31, 2012 the Warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

As of December 31, 2012, our Notes and related Conversion Feature were required to be settled in cash. Therefore, these instruments did not impact our calculations of earnings per share.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition-related expenses (including acquisition related contingent consideration), amortization of intangible assets, impairment losses on equity investments, restructuring related charges and certain non-cash items related to our convertible debt offering. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments at predetermined rates that are established as a percentage of the segment’s budgeted revenues.

We do not track or assign our assets by operating segment.

Segment information for the three and six months ended December 31, 2012 and 2011 according to the segment descriptions above is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$28,259	$25,137	$54,408	$49,808
Banking Solutions	16,855	13,372	34,974	26,388
Outsourced Solutions	18,495	16,585	35,916	31,374

Total segment revenue	$63,609	$55,094	$125,298	$107,570

Segment measure of profit:
Payments and Transactional Documents	$6,795	$6,183	$13,368	$12,159
Banking Solutions	819	2,276	2,834	4,886
Outsourced Solutions	2,908	3,387	4,676	5,235

Total measure of segment profit	$10,522	$11,846	$20,878	$22,280

A reconciliation of the measure of segment profit to GAAP operating (loss) income before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in thousands)
Segment measure of profit	$10,522	$11,846	$20,878	$22,280
Less:
Amortization of intangible assets	(5,201)	(3,433)	(9,513)	(7,317)
Stock compensation expense	(4,734)	(3,373)	(8,941)	(6,538)
Acquisition related expenses	(2,565)	(177)	(4,280)	(301)
Restructuring expenses	(834)	(24)	(1,130)	(51)
Add:
Loss on derivative instruments, net	(4,917)	—	(4,917)	—
Other (expense) income, net	(585)	28	(539)	(85)

(Loss) income before income taxes	$(8,314)	$4,867	$(8,442)	$7,988

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$515	$407	$1,000	$791
Banking Solutions	515	245	1,040	480
Outsourced Solutions	698	759	1,401	1,514

Total depreciation expense	$1,728	$1,411	$3,441	$2,785

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in thousands)
Revenues from unaffiliated customers:
United States	$42,057	$37,298	$84,767	$72,892
United Kingdom	19,649	15,924	36,827	31,223
Continental Europe	1,115	1,110	2,162	1,993
Asia-Pacific	788	762	1,542	1,462

Total revenues from unaffiliated customers	$63,609	$55,094	$125,298	$107,570

Long-lived assets, which are based on geographical location, were as follows:

	December 31,	June 30,
	2012	2012
	(in thousands)
Long-lived assets
United States	$27,796	$19,189
United Kingdom	4,228	4,332
Continental Europe	5	5
Asia-Pacific	106	128

Total long-lived assets	$32,135	$23,654

Note 7—Income Taxes

The income tax expense we record in any interim period is based on our estimated effective tax rate for the fiscal year. The calculation of our estimated effective tax rate requires an estimate of pretax income by tax jurisdiction, as well as total tax expense for the fiscal year. Accordingly, this tax rate is subject to adjustment if, in subsequent interim periods, there are changes to our initial estimates of total tax expense or pretax income, including income by jurisdiction.

We recorded an income tax benefit of $1.3 million and income tax expense of $2.4 million for the three months ended December 31, 2012 and 2011, respectively. The tax benefit recorded for the quarter ended December 31, 2012 arose principally from our US operations offset in part by tax expense associated with our UK and Australian operations. The income tax expense recorded for the quarter ended December 31, 2011 was attributable to our UK, Australian, and US operations.

We recorded an income tax benefit of $1.4 million and income tax expense of $3.8 million for the six months ended December 31, 2012 and 2011, respectively. The tax benefit recorded for the six months ending December 31, 2012 arose principally from our US operations, offset in part by tax expense associated with our UK and Australian operations. The income tax expense for the six months ended December 31, 2011 was primarily attributable to our UK, Australian and US operations.

Excluding the impact of discrete events that impact our tax expense, the excess of our effective tax rate over statutory rates is due to our inability to utilize UK foreign tax credits in the determination of US taxable income. This has the effect of taxing certain income twice, once in the UK and again in the US, which results in a higher overall effective tax rate.

We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.1 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

We record a deferred tax asset if we believe it is more likely than not that we will recover that asset against future taxable income. In making this determination we consider historical and projected financial results, the planned reversal of existing deferred tax liabilities that provide a source of future taxable income and the availability of tax planning strategies. Our issuance of the Notes will result in a significant future expense burden for interest expense, in particular non-cash interest expense, as the debt is accreted to the principal amount due on maturity. While we expect to deploy the offering proceeds in a manner that offsets the impact of this expense, if we were unable to do so, all or a portion of our US based deferred tax assets might become impaired which would give rise to the recognition of significant deferred tax expense in the period in which that determination was made.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization. Other intangible assets consist of acquired tradenames, backlog, patents and below market lease arrangements.

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$134,374	$(65,285)	$69,089	11.4
Core technology	51,550	(34,002)	17,548	7.1
Other intangible assets	11,952	(4,006)	7,946	5.6

Total	$197,876	$(103,293)	$94,583

Unamortized intangible assets:
Goodwill			112,180

Total intangible assets			$206,763

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$111,159	$(58,653)	$52,506	10.7
Core technology	48,534	(31,179)	17,355	7.5
Other intangible assets	11,801	(2,695)	9,106	5.9

Total	$171,494	$(92,527)	$78,967

Unamortized intangible assets:
Goodwill			98,974

Total intangible assets			$177,941

Estimated amortization expense for fiscal year 2013 and subsequent fiscal years is as follows:

(in thousands)
2013	$19,626
2014	15,968
2015	13,832
2016	11,750
2017	9,390
2018 and thereafter	33,530

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Banking Solutions	Outsourced Solutions
	(in thousands)
Balance at June 30, 2012	$54,329	$8,420	$36,225
Goodwill acquired during the period	11,561	—	—
Impact of foreign currency translation	1,383	—	262

Balance at December 31, 2012	$67,273	$8,420	$36,487

Note 9—Restructuring Costs

During the six months ended December 31, 2012, in response to recent acquisitions and business events, we realigned our workforce and recorded pre-tax restructuring expenses associated with severance related benefits to employees and facility exit costs.

A rollforward of the restructuring activity for the six months ended December 31, 2012 is as follows:

	Severance Costs (in thousands)	Facility Exit Costs (in thousands)
Accrued at June 30, 2012	$228	$—
Charged to expense	955	175
Payments charged against the accrual	(820)	(17)

Accrued at December 31, 2012	$363	$158

In addition to the costs associated with severance related benefits and facility exit costs noted above, we also recorded $0.3 million of expense related to stock based compensation.

Note 10—Convertible Senior Notes

On December 12, 2012, we issued $189.8 million aggregate principal amount of our 1.50% Convertible Senior Notes maturing on December 1, 2017 (the Notes), inclusive of the underwriters’ exercise in full of their over-allotment option of $24.8 million. Cash interest at a rate of 1.50% per year began to accrue on December 12, 2012 and is payable semi-annually on June 1 and December 1 of each year beginning on June 1, 2013. We received net proceeds from the offering of approximately $167.4 million after adjusting for debt issue costs, including the underwriting discount, as well as the net cash used to purchase the Note Hedges and sell the Warrants, as discussed below.

The Notes were issued under an indenture dated December 12, 2012 (the “Base Indenture”) by and between us and The Bank of New York Mellon Trust Company, N.A., as Trustee and a First Supplemental Indenture dated December 12, 2012 (the “First Supplemental Indenture”) by and between us and the Trustee (the Base Indenture and the First Supplemental Indenture are collectively referred to as the “Indenture”). There are no financial or operating covenants relating to the Notes.

The Notes are senior unsecured obligations of ours and rank senior in right of payment to any future unsecured indebtedness that is expressly subordinated in right of payment to the Notes, and equal in right of payment to any of our existing and future unsecured indebtedness that is not subordinated. The Notes are effectively junior in right of payment to any of our secured indebtedness (to the extent of the value of assets securing such indebtedness) and structurally junior to all existing and future indebtedness and other liabilities, including trade payables, of our subsidiaries. Prior to this offering, neither we nor our subsidiaries had any outstanding indebtedness for borrowed money. The Indenture does not limit the amount of debt that we or our subsidiaries may incur. The Notes are not guaranteed by us or any of our subsidiaries.

Holders may convert their Notes at their option, prior to the close of business on the business day immediately preceding June 1, 2017, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on March 31, 2013 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the convertible notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each trading day; or

•	upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of our assets.

On or after June 1, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date of December 1, 2017, holders may convert their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The conversion rate for the Notes is initially 33.3042 shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $30.03 per share of our common stock). The conversion rate is subject to customary adjustment for certain events as described in the Indenture. At the time we issued the Notes and at December 31, 2012, we did not have a sufficient number of available authorized shares of our common stock to enable us to settle, with shares of our common stock, the maximum obligations we may have under the Conversion Feature of the Notes. Therefore the Notes require, prior to us receiving an approval from our shareholders to increase the authorized shares of our common stock to an amount that would allow us to settle the maximum potential obligations under the Conversion Feature in shares, that we settle any such obligation in cash.

The Notes provide that once we receive approval to increase our authorized shares of common stock to an amount that would permit us to settle the entire maximum conversion obligation in shares, we are permitted at our election to settle any conversion obligation in excess of the principal portion in cash, shares of our common stock, or a combination of cash and shares of our common stock. On January 17, 2013, our shareholders approved a proposal to amend our Amended and Restated Certificate of Incorporation to increase our authorized shares from 50,000,000 to 100,000,000 shares and this is a sufficient number of shares to enable us to settle the entire maximum potential obligation under the Conversion Feature in shares, should we so elect. The principal balance of the Notes is always required to be settled in cash.

We may not redeem the Notes prior to their maturity date. If we undergo a fundamental change, (as described in the Indenture), subject to certain conditions, holders may require us to repurchase for cash all or part of their Notes in principal amounts of $1,000 or an integral multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture contains customary events of default with respect to the Notes, and provides that upon certain events of default occurring and continuing, the Trustee, may, and the Trustee at the request of such holders of at least 25% in principal amount of the convertible notes shall, declare 100% of the principal of and accrued and unpaid interest, if any, on the Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at December 31, 2012, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

The Notes were recorded upon issuance using a residual method of valuation, meaning, since the Conversion Feature was a derivative instrument recorded at fair value, we allocated debt proceeds to the Conversion Feature based on the fair value of that instrument and the residual proceeds were allocated to the Notes. The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding charge to interest expense.

The net carrying amount of the convertible notes at December 31, 2012 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(56,009)

Net carrying value	$133,741

We incurred certain third party costs in connection with our issuance of the convertible notes, principally related to underwriting and legal fees. These costs will be amortized to interest expense over the five-year term of the notes.

The following table sets forth total interest expense related to the convertible notes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in thousands)
Contractual interest expense (cash)	$145	—	$145	—
Amortization of debt issue costs (non-cash)	61	—	61	—
Amortization of debt discount (non-cash)	486	—	486	—

	$692	—	$692	—

Effective interest rate of the liability component	6.66%	—%	6.66%	—%

Note Hedges

In December 2012, we entered into privately negotiated transactions to purchase hedge instruments (the Note Hedges), covering approximately 6.3 million shares of our common stock. The Note Hedges are subject to anti-dilution provisions substantially similar to those of the Notes, have a strike price that corresponds to the conversion price of the Notes, are exercisable by us upon any conversion under the Notes and expire on December 1, 2017.

The Note Hedges are generally expected to reduce the potential dilution to our common stock (or, in the event the Conversion Feature is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the Notes. The cost of the Note Hedges, $42.3 million, is expected to be tax deductible as an original issue discount over the life of the Notes, as the Notes and the Note Hedges represent an integrated debt instrument for tax purposes.

The Note Hedges did not satisfy the accounting requirements necessary for classification within stockholders equity, as upon issuance and at December 31, 2012 any transaction under the Note Hedges was required to be settled in cash. Accordingly, the Note Hedges have been recorded as a derivative asset, measured at fair value, in our balance sheet.

The Note Hedges are transactions that are separate from the terms of the Notes and the Warrants (discussed below) and holders of the Notes and the Warrants have no rights with respect to the Note Hedges.

Warrants

In December 2012, we received aggregate proceeds of $25.8 million, net of issue costs, from the sale of warrants (the Warrants), for the purchase of up to 6.3 million shares of our common stock, subject to antidilution adjustments, at a strike price of $40.04 per share. The Warrants are exercisable in equal tranches over a period of 150 days beginning on March 1, 2018 and ending on October 18, 2018.

The Warrants are also derivative instruments. A portion of the Warrants met the stockholders equity classification requirements upon issuance and, as such, were recorded in equity as of that date. Certain of the Warrants, however, did not satisfy the requirements necessary for classification as a derivative within stockholders equity as, for the period of December 6, 2012 through December 12, 2012 we would have been required, under specific circumstances, to settle obligations with the counterparty to those Warrants in cash. Accordingly, for this period, the Warrants for which cash settlement might have been required were recorded as a derivative liability. The requirement to potentially cash settle a portion of the Warrants expired on December 12, 2012, and we did not incur any actual cash payment obligation thereunder prior to that date. On December 12, 2012 we remeasured the fair value of those Warrants that were initially recorded as a derivative liability and recorded a $2.8 million loss related to a change in fair value. Since as of December 12, 2012 we met the stockholders equity classification requirements, the fair value of the Warrants were reclassified to equity as of that date. At December 31, 2012 all of the Warrants were recorded as a component of stockholders equity and, as part of equity, the Warrants are not subject to ongoing fair value remeasurement.

The Warrants are transactions that are separate from the terms of the Notes and the Note Hedges, and holders of the Notes and Note Hedges have no rights with respect to the Warrants.

Subsequent Accounting for Derivative Instruments

As of January 17, 2013, we believe that the Conversion Feature and Note Hedges meet the stockholders equity classification requirements since we had an adequate level of authorized shares to settle the Conversion Feature in shares of our common stock should we so elect, and we anticipate that those instruments will be remeasured at fair value and reclassified to stockholders equity as of that date, net of tax. However we are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders equity classification requirements. If in any future period we failed to satisfy those requirements we would need to reclassify the derivative instruments out of stockholders equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Note 11—Derivative Instruments

Our derivative instruments for the three and six month periods ending December 31, 2012 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. Derivative instruments are reported in our balance sheet at fair value.

Changes in the fair value of our derivative instruments are recognized in earnings as a component of “Loss on derivative instruments, net”. The following table summarizes our loss on changes in fair value (in thousands) and provides a rollforward of activity from inception through December 31, 2012. Our derivative instruments were valued using significant unobservable inputs (Level 3) as discussed in Note 3, Fair Value.

	Fair Value at Inception	Fair Value upon reclassification to equity		Fair Value at December 31, 2012	Gain/(loss) on derivative instruments for the three and six months ending December 31, 2012
Note Hedges	$42,390			$47,817	$5,427
Conversion Feature	56,495			64,009	(7,514)
Warrants	12,950	15,780	[1]	n/a	(2,830)

Net loss on derivative instruments					$(4,917)

[1]

The conditions that gave rise to the potential cash settlement of a portion of the Warrants expired on December 12, 2012 and, as of that date, we re-measured the fair value of these instruments and reclassified that amount to stockholders equity. The fair value and resulting loss is based on re-measurement at December 12, 2012.

Note 12—Contingencies

On June 29, 2012, ACI Worldwide, Inc. (ACI) filed a lawsuit in the Superior Court of Fulton County, Georgia against us and one of our employees alleging, among other things, tortious interference with contract and business relations, unjust enrichment and violation of the Georgia Trade Secrets Act of 1990, in connection with our hiring of several former ACI employees. The complaint sought injunctive relief, costs and unspecified monetary damages. This lawsuit was subsequently removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division. The lawsuit was settled by the parties on January 21, 2013 and the case was dismissed with prejudice on February 4, 2013. The lawsuit and the settlement did not have a material adverse effect on our financial statements.

We are, from time to time, a party to other legal proceedings and claims that arise out of the ordinary course of our business. We do not currently believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require disclosure in our financial statements.

Note 13—Subsequent Event

On January 17, 2013, our shareholders approved a proposal to amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.001 per share, from 50,000,000 to 100,000,000.

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

Convertible Note Offering

In December 2012 we raised approximately $167 million in net proceeds upon completion of an underwritten public offering of convertible senior notes (the Notes). The Notes pay semi-annual interest at a rate of 1.50% per annum on the $189.8 million principal balance and mature in December 2017. We are required to settle the principal balance of the Notes in cash upon conversion or maturity, however as of January 17, 2013 we are permitted to settle any conversion obligation in excess of the principal balance in either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

We entered into hedging transactions designed to offset dilution to our common stock in the event of a conversion under the Notes. The note hedge instruments (Note Hedges) have a strike price of $30.03, which is equal to the conversion rate under the Notes, are exercisable by us upon any conversion under the Notes and expire in December 2017. To help offset the cost of the Note Hedges, we also sold warrants (Warrants) in our common stock. The Warrants have a strike price of $40.04, and are exercisable in equal tranches over a 150 day period beginning on March 1, 2018 and ending on October 2, 2018. The Note Hedges and Warrants each cover approximately 6.3 million shares of our common stock, subject to customary anti-dilutive provisions.

We intend to use the net offering proceeds for general corporate purposes which may include the acquisition of businesses or assets, or working capital needs. Refer to Note 10 and 11 of the accompanying unaudited interim financial statements for a complete discussion of these transactions and their accounting implications.

Recent Acquisitions

In October 2012, we acquired the assets of 5280 Dynamic Solutions LLC (5280), a US based software company, in exchange for a cash payment of $1.6 million. The acquisition provides us with new technology with which we intend to expand our product offerings to include SharePoint-based document management solutions for accounts payable automation and other document-centric business needs.

In September 2012, we completed the acquisition of Albany Software Ltd. (Albany), a UK based corporation. We acquired, through a UK subsidiary, all of the Albany outstanding share capital from Albany’s stockholders in exchange for a cash payment of £20 million (approximately $32 million based on exchange rates in effect at the acquisition date). Albany is one of the UK’s leading BACS solution providers, and their solutions are used by more than 5,000 businesses to streamline, automate and manage processes involving the collection of direct debits and electronic payments.

Financial Highlights

For the six months ended December 31, 2012, our revenue increased by $17.7 million to $125.3 million from $107.6 million in the same period of fiscal year 2012. This was attributable to revenue increases of $8.6 million in our Banking Solutions segment, $4.6 million in our Payments and Transactional Documents segment and $4.5 million in our Outsourced Solutions segment. The Banking Solutions segment’s revenue increase was primarily the result of our fiscal year 2012 commercial banking acquisition. Legal spend management, SWIFT Access Service and Paymode-X solutions accounted for the majority of the revenue increase in our Outsourced Solutions segment. The increased revenue in our Payments and Transactional Documents segment was related to higher revenue in both North America and Europe.

We had a net loss of $7.0 million in the six months ended December 31, 2012 compared to net income of $4.2 million in the six months ended December 31, 2011. Our net loss for the six months ended December 31, 2012 included a loss of $4.9 million related to derivative instruments associated with our Notes; there were no similar derivative instruments during the six months ended December 31, 2011. Our gross margin increased $6.3 million in the first six months of fiscal year 2013 related primarily to revenue increases across all segments. The increased gross margin was offset by increased operating expense of $17.4 million which was primarily due to increased acquisition related expenses, increased employee related costs, including increases in compensation costs, and increased intangible asset amortization expense as compared to the same period in the prior year. The increase in operating expenses was also attributable to marketing initiatives to support our new and existing products, particularly our commercial banking and Paymode-X solutions. In addition our operating expenses were impacted by increased development costs as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our commercial banking, Paymode-X and legal spend management solutions.

In the first six months of fiscal year 2013, we derived approximately 36% of our revenue from customers located outside of North America, principally in the UK, continental Europe and Australia. We expect future revenue growth to be driven by increased purchases of our products, including our legal spend management solutions, SWIFT Access Service solution, Paymode-X and WebSeries, by new and existing bank and financial institution customers in both North America and international markets and from increased sales of our payments and transactional documents products.

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

Income Taxes

We are subject to the income tax laws of the United States (including its states and municipalities) as well as the tax laws of the foreign jurisdictions in which we operate. Our annual tax rate is determined based on our income, statutory tax rates and the tax impact of items treated differently for tax purposes than for financial statement purposes. The income tax expense we record in any interim period is based on our estimated tax rate for the full fiscal year, which requires us to estimate our annual pretax income and tax expense by jurisdiction. This process is inherently subjective and requires us to make estimates relative to our business plans, planning opportunities and operating results. An interim tax rate is subject to adjustment if, in later periods, there are changes to our estimate of total tax expense or pretax income, including income by jurisdiction. We update these estimates on a quarterly basis, so that our interim financial statements reflect our most current projections for the full fiscal year.

Our income tax expense consists of two components: current and deferred. Current tax expense represents our estimate of taxes to be paid for the current period, including income tax expense arising from uncertain tax positions. Deferred tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets and liabilities arise due to differences between when certain transactions are reflected in our financial statements and when those same items are included in a tax return. Deferred tax assets generally reflect the impact of a tax deduction, tax credit or operating loss carryforward that we have available for use in future year tax returns. Deferred tax liabilities generally reflect the impact of a deduction or expenditure that we have already taken in a tax return but that we have not yet reflected in our financial statements.

We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income and the availability of tax planning strategies. We establish a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. The particularly sensitive component of this evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction. We continuously reassess the recoverability of our deferred tax assets and our conclusion can change at any time.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provided an option to present the components of net income or loss and other comprehensive income or loss either as one continuous statement or as two separate but consecutive statements. We incorporated the continuous statement option of this standard effective with the period ending September 30, 2012. This changed the manner in which we present comprehensive income or loss in our overall financial statements, but did not result in any other accounting or financial reporting impact to us.

Results of Operations

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

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

Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended December 31,		Increase (Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$28,259	$25,137	$3,122	12.4
Banking Solutions	16,855	13,372	3,483	26.0
Outsourced Solutions	18,495	16,585	1,910	11.5

	$63,609	$55,094	$8,515	15.5

Segment measure of profit:
Payments and Transactional Documents	$6,795	$6,183	$612	9.9
Banking Solutions	819	2,276	(1,457)	(64.0)
Outsourced Solutions	2,908	3,387	(479)	(14.1)

Total measure of segment profit	$10,522	$11,846	$(1,324)	(11.2)

A reconciliation of the measure of segment profit to GAAP (loss) income for the three months ended December 31, 2012 and 2011, before the provision for income taxes, is as follows:

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Segment measure of profit	$10,522	$11,846
Less:
Amortization of intangible assets	(5,201)	(3,433)
Stock compensation expense	(4,734)	(3,373)
Acquisition related expenses	(2,565)	(177)
Restructuring expenses	(834)	(24)
Add:
Loss on derivative instruments, net	(4,917)	—
Other (expense) income, net	(585)	28

(Loss) income before income taxes	$(8,314)	$4,867

Payments and Transactional Documents. The Payments and Transactional Documents segment revenue increased $3.1 million for the three months ended December 31, 2012 as compared to the same period in the prior year as a result of increases of $1.3 million in software license revenue, $0.3 million in subscriptions and transactions revenue, $1.4 million in service and maintenance revenue and equipment and supplies revenue of $0.1 million. The revenue increases were primarily attributable to increased European revenue as a result of our fiscal 2013 acquisition of Albany. The revenue includes a favorable effect of foreign exchange rates of $0.3 million associated with the British Pound Sterling which appreciated against the US Dollar when compared to the same period in the prior fiscal year. The segment profit increase of $0.6 million for the three months ended December 31, 2012 was primarily attributable to increased gross margins related to the increased sales volume offset in part by increased operating expenses of $1.6 million, primarily attributable to increased sales and marketing and product development expenses. We expect revenue and profit for the Payments and Transactional Documents segment to increase during the remaining two quarters of fiscal year 2013 primarily as a result of our recent acquisition of Albany.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the same period in the prior fiscal year due to increases in subscription and transactions revenues of $8.6 million and maintenance revenue of $0.2 million offset by a decrease in professional services revenue of $5.1 million as a result of the completion of several large projects in fiscal year 2012 and a decrease in software licenses of $0.2 million. Segment profit decreased $1.5 million for the three months ended December 31, 2012 as compared to the same period in the prior fiscal year primarily due to increased sales and marketing and product development related costs. The increased sales and marketing and product development costs were primarily related to increased headcount costs related to our commercial banking acquisition. We expect revenue and profit for the Banking Solutions segment to decrease during the remainder of the fiscal year as a result of customer losses and increased expenses related to the hosted infrastructure and sales and marketing efforts associated with our commercial banking business. The customer losses have been anticipated as the acquired commercial banking business had been experiencing customer attrition prior to our acquisition, due in large part to customers’ views that the business’s solutions required further investment and improvement. The increased infrastructure and sales and marketing expenses are attributable to investments we are making to support, improve and grow the commercial banking business.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased as compared to the same period in the prior fiscal year due primarily to the increased revenue contributions from our Paymode-X solution of $1.2 million and, to a lesser extent, increases in revenue from our legal spend management and SWIFT Access Service solutions. The legal spend management solutions revenue growth and the SWIFT Access Service revenue growth was driven by volume increases as more customers moved to these SaaS platforms. Segment profit decreased $0.5 million as compared to the same period in the prior fiscal year as a result of increased sales and marketing and product development expenses. We expect revenue and profit for the Outsourced Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from our legal spend management, Paymode-X and SWIFT Access Service solutions.

Revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$30,361	47.7	$19,054	34.6	$11,307	59.3
Software licenses	5,469	8.6	4,402	8.0	1,067	24.2
Service and maintenance	25,735	40.5	29,667	53.8	(3,932)	(13.3)
Equipment and supplies	2,044	3.2	1,971	3.6	73	3.7

Total revenues	$63,609	100.0	$55,094	100.0	$8,515	15.5

Subscriptions and Transactions. The increase in subscriptions and transactions revenue was due principally to the revenue contribution from our Banking Solutions segment of $8.6 million and our Paymode-X solution of $1.2 million, and, to a lesser extent, revenue increases in our SWIFT Access Service solution, legal spend management solution and our payments and document automation products. The increases in the Banking Solutions segment revenues relates primarily to our fiscal year 2012 commercial banking acquisition. The increases in legal spend management and SWIFT Access Service revenues were due to our continued customer adoption of these SaaS platforms. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of the revenue contribution from our legal spend management and SWIFT Access Service solutions.

Software Licenses. The increase in software license revenue was due to an increase in European payments and document automation products of approximately $0.9 million as well as increased US revenue for payment and document automation products of $0.4 million, which was partially offset by a decrease of $0.2 million in our Banking Solutions segment as compared to the same period in the prior fiscal year. We expect software license revenues to increase during the remainder of fiscal year 2012, principally as a result of increased software license revenue from our Payments and Transactional Documents segment.

Service and Maintenance. The decrease in service and maintenance revenues was primarily the result of a decrease in professional services revenues of $5.1 million associated with the completion of banking projects in prior periods and decreased revenues from our SWIFT Access Service solution of $0.4 million partially offset by increased European service and maintenance revenue from our payment and document automation products of $1.3 million. We expect that service and maintenance revenues will decrease during the remainder of the fiscal year as a result of the recent completion of several large projects within our Banking Solutions segment.

Equipment and Supplies. The slight increase in equipment and supplies revenues was principally due to an increase in revenue from our European payments and transactional document products. We expect that equipment and supplies revenues will remain relatively consistent during the remainder of 2013.

Cost of revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$16,573	26.1	$9,215	16.7	$7,358	79.8
Software licenses	617	1.0	529	1.0	88	16.6
Service and maintenance	11,977	18.8	13,239	24.0	(1,262)	(9.5)
Equipment and supplies	1,540	2.4	1,565	2.9	(25)	(1.6)

Total cost of revenues	$30,707	48.3	$24,548	44.6	$6,159	25.1

Gross profit	$32,902	51.7	$30,546	55.4	$2,356	7.7

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs increased to 55% of subscriptions and transactions revenues in the three months ended December 31, 2012 as compared to 48% in the three months ended December 31, 2011. The increase in subscriptions and transactions costs as a percentage of revenue was due primarily to non-recurring costs related to the integration and migration of customers associated with our fiscal 2012 commercial banking acquisition and lower gross margins associated with our Paymode-X solution as we continue to invest in that product’s hosted infrastructure. We expect that subscriptions and transactions costs will remain relatively consistent as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year.

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 11% of software license revenues in the three months ended December 31, 2012 as compared to 12% for the three months ended December 31, 2011. We expect that software license costs will increase as a percentage of software license revenues during the remainder of the fiscal year due to the impact of certain third party costs, particularly in our Banking Solutions segment.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 47% of service and maintenance revenues in the three months ended December 31, 2012 as compared to 45% in the same period of 2011. The increased service and maintenance costs as a percentage of revenue was primarily a result of the decrease in revenue upon the recent completion of several large projects in our Banking Solutions segment. We expect that service and maintenance costs will remain relatively consistent as a percentage of service and maintenance revenues during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 75% of equipment and supplies revenues in the three months ended December 31, 2012 as compared to 79% for the three months ended December 31, 2011. The cost decrease as a percentage of revenues is primarily related to a higher mix of higher margin transactions. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended December 31,				Increase Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$15,620	24.5	$11,430	20.8	$4,190	36.7
Product development and engineering	8,426	13.2	5,932	10.8	2,494	42.0
General and administrative	6,467	10.2	4,912	8.9	1,555	31.7
Amortization of intangible assets	5,201	8.2	3,433	6.2	1,768	51.5

Total operating expenses	$35,714	56.1	$25,707	46.7	$10,007	38.9

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 as a result of an increase in employee related costs of $2.8 million, increased travel related expenses of $0.2 million and increased acquisition and restructuring costs of $0.3 million primarily related to our fiscal year 2013 and 2012 acquisitions. The increase was also driven by increases of $0.3 million in marketing initiatives, $0.2 million in professional services and $0.1 million in recruitment related expenses. We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products, particularly our commercial banking products and Paymode-X.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 was primarily attributable to an increase in employee related costs of $1.6 million and costs associated with professional services of $0.5 million which augmented existing resources to drive increased product development and enhancement initiatives. We expect that product development and engineering expenses will increase during the remainder of the fiscal year as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our commercial banking, Paymode-X and legal spend management solutions.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 primarily due to increases in employee related costs of $0.9 million and an increase in acquisition and restructuring related costs of $0.8 million as a result of our fiscal year 2013 and 2012 acquisitions. We expect that general and administrative expenses will remain relatively consistent during the remainder of the fiscal year.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the quarter ended December 31, 2012 as compared to the quarter ended December 31, 2011 occurred as a result of increased expense from intangible assets associated with our fiscal year 2013 and 2012 acquisitions. We expect that total amortization expense for fiscal year 2013 will approximate $19.6 million.

Loss on Derivative Instruments

	Three Months Ended December 31,		(Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)%
Loss on derivative instruments, net	$(4,917)	$—	$(4,917)	—

Loss on Derivative Instruments, net. During the three months ended December 31, 2012 we recorded a loss of $4.9 million related to changes in fair value of derivative instruments associated with our Notes; there were no similar derivative instruments during the three months ended December 31, 2011.

Other (Expense) Income, Net

	Three Months Ended December 31,		Increase (Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)%
Interest income	$153	$130	$23	17.7
Interest expense	(703)	(4)	(699)	(17475.0)
Other expense, net	(35)	(98)	63	64.3

Other (expense) income, net	$(585)	$28	$(613)	(2,189.3)

Other (Expense) Income, Net. In the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, interest income increased slightly as a result of increased cash balances. Interest expense increased as a result of interest expense related to our Notes and consisted of cash interest expense of $0.1 million, amortization of debt discount of $0.5 million and amortization of debt issuance costs of $0.1 million. The increase in other expense is the result of a decrease in foreign exchange losses in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. We expect that interest expense will increase during the remainder of fiscal year 2013 as a result of our Notes.

Provision for Income Taxes

We recorded an income tax benefit of $1.3 million and income tax expense of $2.4 million for the three months ended December 31, 2012 and 2011, respectively. The income tax benefit for the quarter ended December 31, 2012 was principally due to the impact of our US operations, offset in part by tax expense associated with our UK and Australian operations. The income tax expense recorded for the quarter ended December 31, 2011 was attributable to our UK, Australian, and US operations. The excess of our effective tax rate over statutory tax rates was primarily due to our inability to fully utilize certain UK foreign tax credits in the determination of US taxable income. This has the effect of taxing certain income twice, once in the UK and again in the US, which drives a higher effective tax rate.

Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011

Segment Information

The following tables represent our segment revenues and our segment measure of profit:

	Six Months Ended December 31,		Increase (Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$54,408	$49,808	$4,600	9.2
Banking Solutions	34,974	26,388	8,586	32.5
Outsourced Solutions	35,916	31,374	4,542	14.5

	$125,298	$107,570	$17,728	16.5

Segment measure of profit:
Payments and Transactional Documents	$13,368	$12,159	$1,209	9.9
Banking Solutions	2,834	4,886	(2,052)	(42.0)
Outsourced Solutions	4,676	5,235	(559)	(10.7)

Total measure of segment profit	$20,878	$22,280	$(1,402)	(6.3)

A reconciliation of the measure of segment profit to our GAAP (loss) income for the six months ended December 31, 2012 and 2011, before the provision for income taxes, is as follows:

	Six Months Ended December 31,
	2012	2011
	(in thousands)
Segment measure of profit	$20,878	$22,280
Less:
Amortization of intangible assets	(9,513)	(7,317)
Stock compensation expense	(8,941)	(6,538)
Acquisition related expenses	(4,280)	(301)
Restructuring expenses	(1,130)	(51)
Add:
Loss on derivative instruments, net	(4,917)	—
Other expense, net	(539)	(85)

(Loss) income before income taxes	$(8,442)	$7,988

Payments and Transactional Documents. The revenue increase of $4.6 million for the six months ended December 31, 2012 was primarily attributable to increased software license revenue of $2.2 million, increased service and maintenance revenue of $1.9 million and increased subscriptions and transactions revenue of $0.5 million. The increased revenue includes the favorable effect of foreign exchange rates of $0.1 million. The segment profit increase of $1.2 million for the six months ended December 31, 2012 was attributable to improved gross margins of $3.4 million related primarily to the increased revenue, which was offset in part by increased sales and marketing expenses of $1.5 million and increased product development expenses of $0.5 million.

Banking Solutions. Revenues from our Banking Solutions segment increased $8.6 million as compared to the same period in the prior fiscal year due to an increase in subscriptions and transactions revenue of $16.6 million related to our fiscal year 2012 commercial banking acquisition and an increase of $0.5 million in maintenance revenue which was partially offset by a decrease in professional services revenue of $8.1 million as a result of the completion of several large ongoing banking projects and a decrease in software license revenue of $0.4 million. The profit decrease of $2.1 million was primarily due to increased operating expenses of $7.3 million offset in part by improved gross margins of $5.2 million. The increased operating expenses are primarily the result of increased infrastructure and sales and marketing expenses attributable to investments we are making to support, improve and grow the commercial banking business.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased $4.5 million as compared to the same period in the prior fiscal year due primarily to an increase in the revenue contribution from our legal spend management solutions of $1.3 million, our SWIFT Access Service solution of $1.0 million and our Paymode-X solution of $2.4 million. The segment profit decreased $0.6 million for the six months ended December 31, 2012 compared to the same period in the prior year, as lower margins related to our Paymode-X solution and increased operating expenses offset improved margins in our European solutions.

Revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$58,908	47.0	$36,648	34.1	$22,260	60.7
Software licenses	10,168	8.1	8,435	7.8	1,733	20.5
Service and maintenance	52,190	41.7	58,516	54.4	(6,326)	(10.8)
Equipment and supplies	4,032	3.2	3,971	3.7	61	1.5

Total revenues	$125,298	100.0	$107,570	100.0	$17,728	16.5

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $22.3 million was due principally to the increased revenue from our Banking Solutions segment of $16.6 million, our Outsourced Solutions segment of $5.1 million, which includes increased revenue from our legal spend management solution of $1.3 million, SWIFT Access Service of $1.4 million, and Paymode-X of $2.4 million, and the revenue increase from our Payments and Transactional Documents segment of $0.5 million. The increase in revenues from our Banking Solutions segment is primarily attributable to our fiscal year 2012 commercial banking acquisition.

Software Licenses. The increase in software license revenues was due to an increase in European revenue of $1.1 million from certain of our payment and document automation products partially the result of our acquisition of Albany and $1.0 million in US revenues in our payment and document automation products partially offset by decreases in revenue from our Banking Solutions segment of $0.4 million.

Service and Maintenance. The decrease in service and maintenance revenues was primarily the result of decreased professional services revenues within our Banking Solutions segment of $8.1 million associated with the recent completion of several large banking projects and decreased European service and maintenance revenues of $0.6 million in our Outsourced Solutions segment partially offset by increased revenue from our Payments and Transactional Documents segment of $1.7 million primarily a result of our acquisition of Albany and increased maintenance revenue of $0.5 million associated with our Banking Solutions Segment.

Equipment and Supplies. The slight increase in equipment and supplies revenues was principally due to an increase in revenue from our European payments and transactional document products.

Cost of revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$30,844	24.6	$18,300	17.0	$12,544	68.5
Software licenses	1,026	0.8	964	0.9	62	6.4
Service and maintenance	24,271	19.4	25,399	23.6	(1,128)	(4.4)
Equipment and supplies	3,062	2.4	3,136	2.9	(74)	(2.4)

Total cost of revenues	$59,203	47.2	$47,799	44.4	$11,404	23.9

Gross profit	$66,095	52.8	$59,771	55.6	$6,324	10.6

Subscriptions and Transactions. Subscriptions and transactions costs increased to 52% of subscriptions and transactions revenues in the six months ended December 31, 2012 as compared to 50% in the six months ended December 31, 2011. The increase in subscriptions and transactions costs as a percentage of revenue was due primarily to increased costs in our Banking Solutions segment related to the integration and migration of our commercial banking customers and lower gross margins in our European sales of payments and transactional documents.

Software Licenses. Software license costs remained consistent at 10% of software license revenues in the six months ended December 31, 2012 as compared to 11% for the six months ended December 31, 2011.

Service and Maintenance. Service and maintenance costs increased as a percentage of service and maintenance revenues to 47% in the six months ended December 31, 2012 as compared to 43% for the six months ended December 31, 2011. The increased service and maintenance costs as a percentage of revenue was primarily a result of the decrease in revenue upon the recent completion of several large projects in our Banking Solutions segment.

Equipment and Supplies. Equipment and supplies costs decreased to 76% of equipment and supplies revenues in the six months ended December 31, 2012 as compared to 79% of equipment and supplies revenues in the six months ended December 31, 2011 as a result of a slight decrease in costs along with slight revenue increases in our payments and transactional document products segment.

Operating Expenses

	Six Months Ended December 31,				Increase Between Periods
	2012		2011		2012 Compared to 2011
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$29,808	23.8	$22,672	21.1	$7,136	31.5
Product development and engineering	16,732	13.3	11,864	11.0	4,868	41.0
General and administrative	13,028	10.4	9,845	9.2	3,183	32.3
Amortization of intangible assets	9,513	7.6	7,317	6.8	2,196	30.0

Total operating expenses	$69,081	55.1	$51,698	48.1	$17,383	33.6

Sales and Marketing. Sales and marketing expenses increased $7.1 million in the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 as a result of an increase in employee related costs of $5.2 million, primarily due to the impact of our fiscal year 2013 and 2012 acquisitions and increased costs in our Banking Solutions segment, as well as increased travel related expenses of $0.5 million, increased professional services expense of $0.3 million, increased acquisition related expenses of $0.3 million and increased restructuring charges of $0.2 million.

Product Development and Engineering. The increase in product development and engineering expenses was primarily attributable to increased employee related costs of $3.3 million and increased professional services expense of $1.3 million.

General and Administrative. The increase in general and administrative expenses of $3.2 million was principally attributable to an increase in employee related costs of $1.5 million, acquisition related costs of $1.4 million and restructuring costs of $0.4 million.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 occurred as a result of increased expense from intangible assets associated with our fiscal year 2013 and 2012 acquisitions.

Loss on Derivative Instruments

	Six Months Ended December 31,		(Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)%
Loss on derivative instruments, net	$(4,917)	$—	$(4,917)	—

Loss on Derivative Instruments, net. During the six months ended December 31, 2012 we recorded a loss of $4.9 million related to changes in fair value of derivative instruments associated with our Notes; there were no similar derivative instruments during the six months ended December 31, 2011.

Other Expense, Net

	Six Months Ended December 31,		Increase (Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)%
Interest income	$278	$244	$34	13.9
Interest expense	(704)	(20)	(684)	(3,420.0)
Other expense, net	(113)	(309)	196	63.4

Other expense, net	$(539)	$(85)	$(454)	(534.1)

Other Expense, Net. For the six months ended December 31, 2012 as compared to the six months ended December 31, 2011, interest income increased slightly as a result of increased cash balances. Interest expense increased as a result of interest expense related to our Notes and consisted of cash interest expense of $0.1 million, amortization of debt discount of $0.1 million and amortization of debt issuance costs of $0.5 million. The increase in other expense is the result of a decrease in foreign exchange losses in the six months ended December 31, 2012 as compared to the six months ended December 31, 2011.

Provision for Income Taxes

We recorded an income tax benefit of $1.4 million and income tax expense of $3.8 million for the six months ended December 31, 2012 and 2011, respectively. The income tax benefit for the six months ended December 31, 2012 was principally due to the impact of our US operations, offset in part by tax expense associated with our UK and Australian operations. The income tax expense for the six months ended December 31, 2011 was primarily attributable to our UK, Australian and US operations. The excess of our effective tax rate over statutory tax rates was primarily due to our inability to fully utilize certain UK foreign tax credits in the determination of US taxable income. This has the effect of taxing certain income twice, once in the UK and again in the US, which drives a higher effective tax rate.

We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.1 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock and, with the issuance of the Notes in December 2012, with debt proceeds. We have generated positive operating cash flows in each of our last eleven completed fiscal years. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future.

In December 2012, we completed an underwritten public offering of $189.8 million aggregate principal amount of our 1.50% Convertible Senior Notes due December 1, 2017, (see Note 10 – Convertible Senior Notes). There are no restrictive covenants associated with these Notes. In connection with the Notes we also entered into convertible note hedge instruments at a purchase cost of $42.3 million, and sold warrants for proceeds of $25.8 million.

On October 25, 2012, we acquired the assets of 5280 Dynamic Solutions LLC (5280) in exchange for a cash payment of $1.6 million.

On September 11, 2012, we completed the acquisition of Albany for a cash payment of £20 million (approximately $32 million based on exchange rates in effect at the acquisition date).

In addition to our operating requirements, we will require cash to pay interest on the Notes and to make principal payments on the Notes at maturity or upon conversion. As of January 17, 2013 we are permitted to settle any conversion obligation under the Notes in excess of the principal balance in either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our future obligations. If our existing cash resources along with cash generated from operations is insufficient to satisfy our funding requirements we may need to sell additional equity or debt securities or seek other financing arrangements. Although we believe based on our operations today that we would be successful in obtaining additional financing were that to be required, we cannot be certain that financing alternatives will be available in amounts or at terms that are acceptable to us, or available to us at all.

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the six months ended December 31, 2012 and 2011 are summarized in the tables below:

	December 31,	June 30,
	2012	2012
	(in thousands)
Cash, cash equivalents and marketable securities	$280,891	$124,862

	Six Months Ended December 31,
	2012	2011
	(in thousands)
Cash provided by operating activities	$19,570	$14,334
Cash used in investing activities	(35,075)	(6,875)
Cash provided by financing activities	169,537	13,258
Effect of exchange rates on cash	1,996	(1,338)

Cash, cash equivalents and marketable securities. At December 31, 2012 our cash and cash equivalents consisted primarily of cash deposits held at major banks, money market funds and marketable securities. The increase in cash, cash equivalents and marketable securities at December 31, 2012 from June 30, 2012 was primarily due to the net proceeds received under our convertible debt issuance in December 2012 of $167.4 million and $19.6 million of cash generated from operations. This was offset in part by the use of $29.9 million in cash related to business acquisitions we completed during the six months ended December 31, 2012 and $5.2 million used to purchase property and equipment.

Cash, cash equivalents and marketable securities included $56.9 million held by our foreign subsidiaries as of December 31, 2012, of which $16.7 million would be subject to US tax rates if we sought to use those amounts to fund domestic operations. We intend to continue to permanently reinvest our earnings from foreign subsidiaries, and we currently do not anticipate that we will need funds generated from foreign subsidiaries to fund our domestic operations. If in the future we were to change our intention with respect to permanent reinvestment of earnings from our foreign subsidiaries, any foreign earnings that had previously not been taxed in the US would generally become subject to US tax at statutory rates. Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Accordingly, increases in the foreign currency exchange rates of the British Pound Sterling, European Euro, and Australian Dollar to the US Dollar increased our overall cash balances by approximately $2.0 million in the six months ended December 31, 2011. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net income, less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $5.2 million during the six months ended December 31, 2012 as compared to the same period in the prior year. The increase was primarily due to a decrease in cash used in accounts receivable of $4.1 million, an increase in cash provided by deferred revenue of $2.6 million, and a decrease in cash used for accounts payable of $1.6 million, which was offset in part by a decrease in cash provided by prepaid assets of $0.5 million and a decrease in cash provided by other assets of $0.3 million when compared to the same period in the prior year.

At December 31, 2012, a portion of the deferred tax assets associated with our US and European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

At December 31, 2012, we had US net operating loss carryforwards of $51.3 million, which expire at various times through the year 2031 and foreign net operating loss carryforwards (primarily in Europe) of $8.7 million, which have no statutory expiration date. We also have approximately $2.7 million of research and development tax credit carryforwards available which expire at various points through the year 2032. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities. The increase in net cash used in investing activities for the six months ended December 31, 2012 compared to the six months ended December 31, 2011 was predominantly due to the $29.9 million of cash used to fund current year acquisitions as compared to the $2.9 million of cash used during the six months ended December 31, 2011.

Financing Activities. The increase in cash inflows from financing activities relates primarily to the proceeds, net of debt issuance costs, received from the issuance of the Notes of $184.0 million, offset in part by net cash used of $16.6 related to our purchase of Note Hedges and a sale of Warrants in connection with the Notes.

Off-Balance Sheet Arrangements

During the six months ended December 31, 2012, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of December 31, 2012:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Convertible senior notes	$189,750	$—	$—	$189,750	$—
Interest on convertible senior notes	14,144	1,573	8,539	4,032	—
Operating lease obligations	20,651	1,633	7,898	4,378	6,742
Capital lease obligations (inclusive of interest)	46	46	—	—	—
Other contractual obligations	8,030	3,589	3,681	760	—

Total	$232,621	$6,841	$20,118	$198,920	$6,742

*	Payment due dates are calculated from our most recent fiscal year end of June 30, 2012.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Derivative liabilities of $64.0 million as of December 31, 2012 are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits as of December 31, 2012 in the amount of $0.8 million. The derivative liabilities and unrecognized tax benefits have been excluded because, as of December 31, 2012, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these liabilities with cash payment in the foreseeable future.

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

We are exposed to new risks, discussed below, that are specific to our convertible note offering and the financial instruments included as part of that transaction, which was completed in December 2012. Other than the new market risks related to the convertible notes, there has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on August 27, 2012.

Interest rate risk

Our exposure to interest rate risk in relation to our Notes is limited as we have a fixed interest rate. The Notes bear interest at 1.50% per annum, on the principal balance of $189.8 million, and mature on December 1, 2017.

Derivative Instruments

At December 31, 2012, we were a party to various derivative instruments arising from the Notes issuance. Specifically, Note Hedges which are recorded as derivative assets and the Conversion Feature which is recorded as a derivative liability. These instruments are recorded at fair value and changes in fair value are reflected in earnings.

During the three and six months ending December 31, 2012, we recorded a loss of $4.9 million based on the change in fair value of our derivative instruments.

As of January 17, 2013, due to an increase in the authorized number of shares of our common stock, we believe that our derivative instruments meet the stockholders equity classification requirements and we expect that, after a final fair value adjustment on that date, the derivative instruments will be reclassified to stockholders equity, net of tax. We are required, however, for the remaining term of the Notes, to assess whether we continue to meet the stockholders equity classification requirements and if in any future period we failed to satisfy those requirements we would need to reclassify these instruments out of stockholders equity and back into a derivative instrument, at which point we would again be required to record any changes in fair value through earnings.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 29, 2012, ACI Worldwide, Inc. (ACI) filed a lawsuit in the Superior Court of Fulton County, Georgia against us and one of our employees alleging, among other things, tortious interference with contract and business relations, unjust enrichment and violation of the Georgia Trade Secrets Act of 1990, in connection with our hiring of several former ACI employees. The complaint sought injunctive relief, costs and unspecified monetary damages. This lawsuit was subsequently removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division. The lawsuit was settled by the parties on January 21, 2013 and the case was dismissed with prejudice on February 4, 2013. The lawsuit and the settlement did not have a material adverse effect on our financial statements.

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

The risk factors below include new risk factors that are specific to our convertible note offering completed in December 2012, which is discussed in Notes 10 and 11 to our consolidated financial statements and in Management’s Discussion and

Analysis of Financial Condition and Results of Operations above. Other than the risk factors related to the convertible notes, these risk factors do not reflect material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012. The risk factors related to the convertible notes do not reflect material changes from the risk factors disclosed on Form 8-K filed with the SEC on December 13, 2012.

Continuing weakness or deterioration in domestic and global economic conditions could have a significant adverse impact on our business, financial condition and operating results

Our business, financial condition and operating results could be significantly affected by general economic conditions. The US and global economies have experienced a significant prolonged downturn and prospects for sustained economic recovery remain uncertain. In particular, the European Union continues to face significant economic challenges, which could impede the recovery of the worldwide economy. Prolonged economic weakness or a downturn in the US and global economies could result in a variety of risks to our business, including:

•	increased volatility in our stock price;

•	increased volatility in foreign currency exchange rates;

•

delays in, or curtailment of, purchasing decisions by our customers or potential customers either as a result of continuing economic uncertainty or as a result of their inability to access the liquidity necessary to engage in purchasing initiatives;

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

In addition, the commercial banking business that we acquired had been experiencing customer attrition due in large part to customers’ views that the product required further investment and improvement. While we believe that the investment we are making in the commercial banking business will ultimately address this underlying concern, there is a risk that customer attrition will continue to occur, particularly in the short term. If we are unable to bring to market a commercial banking solution that addresses these concerns, or if the initiatives described above are unsuccessful in retaining existing customers, securing new customers and growing our revenues, our operating results would likely be adversely affected.

We continue to make significant investments in existing products and new product offerings, which can adversely affect our operating results; these investments may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance our existing product offerings as well as to develop new product offerings to meet strategic opportunities as they evolve. Our operating results have recently been affected by increases in product development expenses as we have continued to make investments in our hosted, banking and accounts payable automation products. We may at any time, based on product needs or marketplace demands, decide to significantly increase our product development expenditures. We expect to continue to make significant investments in our Paymode-X, legal spend management, transaction banking and our commercial banking products during fiscal year 2013. Investments in existing products and new product offerings can have a negative impact on our operating results and any new product enhancement or offering may not be accepted in the marketplace or generate material revenues.

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

We may need to spend significant capital or other resources to ensure effective ongoing protection against the threat of security breaches or to alleviate problems caused by security concerns. Despite our precautions, a security breach or computer virus could occur, which could have a significant negative impact on our business including damage to our reputation, the loss of customers and potential customers and material financial liability to us. Any such event would likely have a material adverse impact on our business, operating results and financial condition.

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

Acquisitions could disrupt our business and harm our financial condition

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. In October 2012, we acquired the assets of 5280, a US-based software company. In September 2012, we acquired Albany Software, Ltd., a UK-based company. In March 2012 we acquired substantially all of the assets and related operations of Intuit’s commercial banking business. In November 2011, we acquired IDT, Ltd. (IDT), with operations in the UK. We may in the future acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At December 31, 2012, the carrying value of our goodwill and our other intangible assets was approximately $112 million and $95 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2012 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom, continental Europe and the Asia-Pacific region. During the six months ended December 31, 2012, approximately 36% of our revenues and 29% of our operating expenses were attributable to customers or operations located outside of North America. During the six months ended December 31, 2012 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar increased slightly. We anticipate that foreign currency exchange rates may continue to fluctuate in the near term. Appreciation of the US Dollar against the British Pound Sterling, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

Certain anti-takeover provisions contained in our charter and under Delaware law could hinder a takeover attempt

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

Risk Factors Related to our Convertible Notes

In December 2012, we issued, at par value, $189.8 million aggregate principal amount of 1.50% convertible senior notes due in December 2017. In connection with the pricing of the notes, we purchased convertible note hedge transactions with a strike price equal to the initial conversion price of the notes and we sold warrants with a strike price of $40.04 per share with certain counterparties. The note hedges and the warrants each cover approximately 6.3 million shares of our common stock.

Servicing the notes will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the notes

Our ability to make scheduled payments of interest and, upon maturity or early conversion, the principal balance of the notes, depends on our future performance which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity financing on terms that may not be favorable to us or available to us at all. Our ability to refinance the notes will depend on the capital markets and our financial condition at that time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations or future indebtedness.

The conditional conversion feature of the notes, if triggered, and the requirement to repurchases the notes upon a fundamental change may adversely affect our financial condition and operating results

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle the principal portion of the notes in cash. If we undergo a fundamental change, (as described in the Indenture), subject to certain conditions, holders of the notes may requires us to repurchase for cash all or part of their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. Either of these events could adversely affect our liquidity. Even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal balance of the notes to a current rather than long-term liability, which would result in a material reduction of our working capital

The accounting for the notes will result in our having to recognize interest expense significantly more than the stated interest rate of the notes and may result in volatility to our consolidated statement of operations. Also, the accounting method for instruments that must be settled in cash, such as the note conversion feature and the convertible note hedge transactions, could have a material effect on our reported financial results

On January 17, 2013, we held a special meeting of our stockholders for the purpose of amending our certificate of incorporation to increase the number of authorized shares of our common stock from 50 million shares to 100 million shares. We obtained stockholder approval for this proposal and amended our certificate of incorporation accordingly on January 17, 2013. Prior to January 17, 2013 we were required to settle any conversions of the notes entirely in cash. As such, for periods prior to January 17, 2013, we accounted for the notes conversion feature as a derivative instrument.

Upon issuance of the notes we were required to establish a separate initial value for the conversion option and to bifurcate this value from the value attributable to the balance of the notes, or the debt component. As a result, for accounting purposes, we were required to treat the notes as having been issued with a discount to their face principal amount, which is referred to as an original issue discount. We will accrete the original issue discount to interest expense ratably over the term of the notes, which will result in an effective interest rate in our consolidated statement of operations that is in excess of the stated coupon rate of the notes. This will reduce our earnings and could adversely affect the price at which our common stock trades, but will have no effect on the amount of cash interest paid to holders or on our cash flows.

For any period during which we have derivative instruments, we are required to record those instruments at fair value. Changes in fair value are reflected in our earnings. Prior to January 17, 2013, the convertible note hedge transactions will also be accounted for as derivatives.

We believe that, as a result of the approval to increase the number of authorized shares of our common stock, both the derivative liability and derivative asset related to the conversion option and the convertible note hedge transactions will be reclassified to equity as of January 17, 2013, at which point we will no longer be subject to earnings volatility based on changes in the fair value of these instruments.

However, if we do not continue to satisfy all of the criteria required for equity classification, the conversion option and the convertible note hedge transactions would be reclassified out of equity and be subject to re-measurement as a derivative instrument. Changes in fair value resulting from any such re-measurement will be reflected in our consolidated statement of operations.

In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partially in cash are accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of our common stock that would be necessary to settle such excess, if we elected to settle such excess in such shares, are issued. Prior to obtaining the stockholder approval described herein, we were required to settle the conversion option in cash, and therefore during this time the conversion option will not impact earnings per share. However, as of January 17, 2013 we have the ability to settle the conversion obligations for amounts in excess of the aggregate principal amount of the notes being converted in cash, shares, or a combination thereof. Therefore, the impact to earnings per share will depend on how we intend to settle the convertible notes. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.

We may be subject to significant future write-offs with respect to intangible assets or deferred tax assets

Certain of our assets, such as intangible assets and deferred tax assets, are subject to periodic tests of recoverability based on a variety of factors. Those factors typically include, at a minimum, projections of future income levels and cash flows. The accounting for the notes will result in our recognition of a significant level of interest expense, particularly non-cash interest expense, as the carrying value of debt is accreted to par and as we amortize our debt issue costs, including the underwriters’ discount. If our cash flows or income levels were to meaningfully decline, we could be subject to impairment charges with respect to these assets, which would have a material adverse effect on our consolidated statement of operations.

The convertible note hedge and warrant transactions may affect the value of the notes and our common stock

The warrant transactions could have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle the warrants in cash.

From time to time, the counterparties to the convertible note hedge transactions or their affiliates may modify their respective hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions (and are likely to do so during any observation period related to a conversion of notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the notes.

Our level of indebtedness may limit our financial flexibility

At December 31, 2012 we had total consolidated indebtedness of approximately $189.8 million and unrestricted cash of $280.8 million. Our level of indebtedness affects our operations in several ways, including the following:

•	a portion of our cash flows from operating activities must be used to service our indebtedness and is not available for other purposes;

•	we may be at a competitive disadvantage as compared to similar companies that have less debt; and

•

additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may have higher costs and contain restrictive covenants, or may not be available to us.

The factors that will affect our ability to obtain additional financing may be beyond our control and include financial market conditions, the value of our assets and our performance at the time we need financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
October 1, 2012 — October 31, 2012	—	—	—	$16,562,000
November 1, 2012 — November 30, 2012	—	—	—	$16,562,000
December 1, 2012 — December 31, 2012	—	—	—	$16,562,000

Total	—	—	—	$16,562,000

(1)	In May 2012, our board of directors authorized a repurchase program for up to $20.0 million of our common stock. This repurchase program replaces the program that had been in place since April 2008.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 8, 2013	By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on January 18, 2013 (SEC File No. 000-25259)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2012 (unaudited) and June 30, 2012, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.