Form 10-Q
period 2013-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2013-05-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2013 was 37,824,998.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2013	June 30, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$283,973	$124,801
Marketable securities	63	61
Accounts receivable, net of allowance for doubtful accounts of $829 at March 31, 2013 and $586 at June 30, 2012	46,978	45,344
Inventory, net	365	480
Deferred tax assets	7,021	6,773
Prepaid expenses and other current assets	7,301	8,212

Total current assets	345,701	185,671
Property, plant and equipment, net	22,865	19,756
Goodwill	109,055	98,974
Intangible assets, net	87,754	78,967
Other assets	15,528	9,003

Total assets	$580,903	$392,371

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,752	$8,841
Accrued expenses	17,533	17,170
Deferred revenue	46,312	41,304

Total current liabilities	72,597	67,315
Convertible senior notes	136,140	—
Deferred revenue, non-current	7,572	7,072
Deferred income taxes	5,813	1,641
Other liabilities	3,246	2,157

Total liabilities	225,368	78,185

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—100,000 at March 31, 2013 and 50,000 at June 30, 2012; issued shares—37,665 at March 31, 2013, and 36,672 at June 30, 2012; outstanding shares— 35,807 at March 31, 2013, and 34,741 at June 30, 2012	38	37
Additional paid-in capital	493,938	438,732
Accumulated other comprehensive loss	(10,244)	(6,564)
Treasury stock: 1,858 shares at March 31, 2013, and 1,931 shares at June 30, 2012, at cost	(21,888)	(22,291)
Accumulated deficit	(106,309)	(95,728)

Total stockholders’ equity	355,535	314,186

Total liabilities and stockholders’ equity	$580,903	$392,371

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues:
Subscriptions and transactions	$28,749	$20,374	$87,657	$57,022
Software licenses	7,048	4,158	17,216	12,593
Service and maintenance	26,809	28,876	78,999	87,392
Equipment and supplies	1,838	1,908	5,870	5,879

Total revenues	64,444	55,316	189,742	162,886
Cost of revenues:
Subscriptions and transactions	16,851	10,571	47,075	28,576
Software licenses	952	656	1,978	1,620
Service and maintenance	11,081	13,264	35,352	38,663
Equipment and supplies	1,383	1,514	4,445	4,650

Total cost of revenues	30,267	26,005	88,850	73,509

Gross profit	34,177	29,311	100,892	89,377
Operating expenses:
Sales and marketing	16,215	12,536	46,643	35,503
Product development and engineering	8,454	7,496	25,186	19,360
General and administrative	6,554	5,660	19,582	15,505
Amortization of intangible assets	5,162	3,734	14,675	11,051

Total operating expenses	36,385	29,426	106,086	81,419

(Loss) income from operations	(2,208)	(115)	(5,194)	7,958
Gain (loss) on derivative instruments, net	482	—	(4,435)	—
Other (expense) income, net	(3,134)	119	(3,673)	34

(Loss) income before income taxes	(4,860)	4	(13,302)	7,992
Income tax (benefit) provision	(1,301)	1,336	(2,721)	5,119

Net (loss) income	$(3,559)	$(1,332)	$(10,581)	$2,873

Basic net (loss) income per share attributable to common stockholders:	$(0.10)	$(0.04)	$(0.30)	$0.08

Diluted net (loss) income per share attributable to common stockholders:	$(0.10)	$(0.04)	$(0.30)	$0.08

Shares used in computing basic net (loss) income per share attributable to common stockholders:	35,644	34,460	35,279	34,110

Shares used in computing diluted net (loss) income per share attributable to common stockholders:	35,644	34,460	35,279	35,179

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,020)	1,628	(3,680)	(776)

Comprehensive (loss) income	$(10,579)	$296	$(14,261)	$2,097

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2013	2012
Operating activities:
Net (loss) income	$(10,581)	$2,873
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of intangible assets	14,675	11,051
Stock compensation expense	13,532	10,257
Depreciation and amortization of property, plant and equipment	5,193	4,214
Deferred income tax (benefit) expense	(6,128)	1,414
Provision for allowances on accounts receivable	256	153
Provision for allowances for obsolescence of inventory	62	1
Shortfall (excess) tax benefits associated with stock compensation	15	(1,525)
Amortization of debt issuance costs	358	—
Amortization of debt discount	2,884	—
Loss on derivative instruments	4,435	—
Loss on disposal of equipment	87	—
Gain on foreign exchange	(19)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(299)	(4,448)
Inventory	45	(18)
Prepaid expenses and other current assets	1,167	423
Other assets	317	(1,370)
Accounts payable	(273)	(863)
Accrued expenses	(1,026)	(1,174)
Deferred revenue	5,074	1,916
Other liabilities	573	440

Net cash provided by operating activities	30,347	23,334
Investing activities:
Acquisition of business, net of cash acquired	(33,323)	(27,375)
Purchases of held-to-maturity securities	(62)	(63)
Proceeds from sales of held-to-maturity securities	62	63
Purchases of property and equipment	(7,657)	(5,469)
Proceeds from disposal of fixed assets	56	—

Net cash used in investing activities	(40,924)	(32,844)
Financing activities:
Proceeds from issuance of convertible senior notes	189,750	—
Debt issuance costs	(5,883)	—
Proceeds from issuance of warrants, net of issue costs	25,776	—
Purchase of convertible note hedges	(42,390)	—
Proceeds from exercise of warrants, net	—	8,452
Proceeds from exercise of stock options and employee stock purchase plan	5,024	6,243
(Shortfall) excess tax benefits associated with stock compensation	(15)	1,525
Capital lease payments	(72)	(118)
Repurchase of common stock	(933)	—

Net cash provided by financing activities	171,257	16,102
Effect of exchange rate changes on cash	(1,508)	(273)

Increase in cash and cash equivalents	159,172	6,319
Cash and cash equivalents at beginning of period	124,801	111,953

Cash and cash equivalents at end of period	$283,973	$118,272

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2013. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 27, 2012.

During fiscal year 2013, we changed the classification of certain employee related expenses from Cost of Revenue – Subscription and Transactions to Operating Expenses – Sales and Marketing. To ensure a consistent financial statement presentation, these changes are reflected for all periods presented.

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

At March 31, 2013 and June 30, 2012, our assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2013				June 30, 2012
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Money market funds (cash and cash equivalents)	$26,465	$—	$—	$26,465	$65,743	$—	$—	$65,743

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and convertible notes (the Notes, as defined in Note 10 below). Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•

Marketable securities are classified as held to maturity and recorded at amortized cost which, at March 31, 2013 and June 30, 2012, approximated fair value. These investments all mature within one year.

•

The Notes were recorded at $133.3 million upon issuance, which reflected the principal amount of the Notes less the fair value of the embedded conversion option (Conversion Feature). The carrying value of the Notes will be accreted, over the remaining term to maturity, to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $221.5 million as of March 31, 2013. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Note 4—Product and Business Acquisitions

2013 Acquisition Activity

Prilos AG

On February 13, 2013, we acquired Prilos AG (Prilos), located in Frankfurt, Germany for cash of €0.5 million (approximately $0.7 million based on exchange rates in effect at the acquisition date). Prilos is a long-time reseller of our document automation products in the German marketplace.

At March 31, 2013, we were still finalizing our estimates of fair value for certain intangible assets acquired. Accordingly, the values disclosed for intangible assets and goodwill are subject to change as we finalize our fair value analysis, which we expect to complete during the quarter ending June 30, 2013. In the preliminary allocation of the purchase price we recognized $0.2 million of goodwill, of which $0.1 million is deductible for income tax purposes in the US over a period of fifteen years. The goodwill is not deductible for income tax purposes in Germany.

Prilos’ operating results have been included in our operating results from the date of the acquisition forward as a component of the Payments and Transactional Documents segment and all of the goodwill was allocated to this segment. Identifiable intangible assets of $0.4 million represent customer related assets that are being amortized over a weighted average useful life of seven years.

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

In the allocation of the purchase price we recognized $0.8 million of goodwill which is deductible for US income tax purposes over a period of fifteen years.

5280’s operating results have been included in our operating results from the date of the acquisition forward as a component of the Payments and Transactional Documents segment and all of the goodwill was allocated to this segment. Identifiable intangible assets of $0.7 million include customer related assets and core technology that are being amortized over a weighted average useful life of ten years.

Albany Software Ltd.

On September 11, 2012, we completed the acquisition of Albany Software Ltd. (Albany), a UK based corporation. We acquired, through a UK subsidiary, all of the Albany outstanding share capital from Albany’s stockholders in exchange for a cash payment of £20 million (approximately $32 million based on exchange rates in effect at the acquisition date). Albany is one of the UK’s leading BACS solution providers and their solutions are used by more than 5,000 businesses to streamline, automate and manage processes involving the collection of direct debits and electronic payments.

In the allocation of the purchase price set forth below we recognized $10.7 million of goodwill. The goodwill arose due to the recognition of certain deferred tax liabilities in purchase accounting and the assembled workforce of Albany. The goodwill is not deductible for income tax purposes.

Albany’s operating results have been included in our operating results from the date of the acquisition forward as a component of the Payments and Transactional Documents segment and all of the Albany goodwill was allocated to this segment. Identifiable intangible assets aggregating $23.9 million are being amortized over a weighted average useful life of thirteen years. The identifiable intangible assets include customer related assets, core technology and other intangible assets (a tradename) and are being amortized over weighted average lives of fourteen years, five years and two years, respectively.

The allocation of the purchase price as of March 31, 2013 is as follows:

(in thousands)
Current assets	$6,442
Property and equipment	334
Customer related intangible assets	21,786
Core technology	1,920
Other intangible assets	145
Goodwill	10,725
Current liabilities	(3,726)
Other liabilities	(5,489)

Total purchase price	$32,137

For the three and nine months ended March 31, 2013, revenues attributable to the above acquisitions, in the aggregate, represented less than 3% of our consolidated year to date revenues and were integrated into our existing business lines in a manner that makes tracking or reporting earnings specifically attributable to these acquisition impracticable. As the above acquisitions were not material to our financial results, pro forma results of operations have not been presented. Acquisition expenses of approximately $1.0 million were expensed during the nine months ended March 31, 2013, principally as a component of general and administrative expenses in connection with fiscal year 2013 acquisitions.

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

Other Investments

In March 2013, we made an investment of $3.0 million in a privately held technology company. This investment is accounted for at cost as we do not have the ability to exercise significant influence over the investee. We will evaluate this investment periodically for indicators of impairment and impairment losses, to the extent occurring, will be recorded as an operating expense.

Note 5—Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Numerator:
Net (loss) income allocable to common stockholders	$(3,559)	$(1,332)	$(10,581)	$2,873

Denominator:
Shares used in computing basic net (loss) income per share attributable to common stockholders	35,644	34,460	35,279	34,110
Effect of dilutive securities	—	—	—	1,069

Shares used in computing diluted net (loss) income per share attributable to common stockholders	35,644	34,460	35,279	35,179

Basic net (loss) income per share attributable to common stockholders	$(0.10)	$(0.04)	$(0.30)	$0.08

Diluted net (loss) income per share attributable to common stockholders	$(0.10)	$(0.04)	$(0.30)	$0.08

The calculation of basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of stock options, unvested restricted stock, stock warrants and the impact of shares that could be issued upon conversion or maturity of our convertible notes.

For the three and nine months ended March 31, 2013, 2.8 million and 3.0 million stock options and shares of restricted stock were excluded from the calculation of diluted earnings per share, respectively, as their effect would have been anti-dilutive.

For the three and nine months ended March 31, 2012, 3.1 million and zero stock options and shares of restricted stock were excluded from the calculation of diluted earnings per share, respectively, as their effect would have been anti-dilutive.

As more fully discussed in Note 10, in December 2012 we issued convertible notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the three and nine months ended March 31, 2013, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition-related expenses (including acquisition related contingent consideration), amortization of intangible assets, impairment losses on equity investments, restructuring related charges and certain non-cash items related to our convertible notes. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments at predetermined rates that are established as a percentage of the segment’s budgeted revenues.

We do not track or assign our assets by operating segment.

Segment information for the three and nine months ended March 31, 2013 and 2012 according to the segment descriptions above is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$29,642	$25,254	$84,050	$75,063
Banking Solutions	17,051	14,051	52,025	40,438
Outsourced Solutions	17,751	16,011	53,667	47,385

Total segment revenue	$64,444	$55,316	$189,742	$162,886

Segment measure of profit:
Payments and Transactional Documents	$7,906	$5,415	$21,274	$17,574
Banking Solutions	1,336	1,485	4,170	6,371
Outsourced Solutions	1,530	1,653	6,206	6,888

Total measure of segment profit	$10,772	$8,553	$31,650	$30,833

A reconciliation of the measure of segment profit to GAAP operating (loss) income before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Segment measure of profit	$10,772	$8,553	$31,650	$30,833
Less:
Amortization of intangible assets	(5,162)	(3,734)	(14,675)	(11,051)
Stock compensation expense	(4,591)	(3,719)	(13,532)	(10,257)
Acquisition related expenses	(3,165)	(706)	(7,445)	(1,007)
Restructuring expenses	(62)	(509)	(1,192)	(560)
Add:
Gain (loss) on derivative instruments, net	482	—	(4,435)	—
Other (expense) income, net	(3,134)	119	(3,673)	34

(Loss) income before income taxes	$(4,860)	$4	$(13,302)	$7,992

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$493	$408	$1,493	$1,199
Banking Solutions	571	278	1,611	758
Outsourced Solutions	688	743	2,089	2,257

Total depreciation expense	$1,752	$1,429	$5,193	$4,214

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Revenues from unaffiliated customers:
United States	$41,390	$37,310	$126,157	$110,202
United Kingdom	21,164	16,284	57,991	47,507
Continental Europe	1,079	910	3,241	2,903
Asia-Pacific	811	812	2,353	2,274

Total revenues from unaffiliated customers	$64,444	$55,316	$189,742	$162,886

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	March 31,	June 30,
	2013	2012
	(in thousands)
Long-lived assets
United States	$30,623	$19,189
United Kingdom	4,202	4,332
Continental Europe	28	5
Asia-Pacific	93	128

Total long-lived assets	$34,946	$23,654

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

We recorded an income tax benefit of $1.3 million and income tax expense of $1.3 million for the three months ended March 31, 2013 and 2012, respectively. The tax benefit arose principally from our US operations and was offset in part by tax expense associated with our UK and Australian operations. The tax benefit also included a tax benefit of $0.3 million resulting from the enactment on January 2, 2013 of the American Taxpayer Relief Act of 2012, which retroactively extended the US research and development credit for two years beginning January 1, 2012. The income tax expense recorded for the quarter ended March 31, 2012 was attributable to our UK, Australian, and US operations.

We recorded an income tax benefit of $2.7 million and income tax expense of $5.1 million for the nine months ended March 31, 2013 and 2012, respectively. The tax benefit arose principally from our US operations, offset in part by tax expense associated with our UK and Australian operations. The tax benefit also included a tax benefit of $0.3 million resulting from the enactment on January 2, 2013 of the American Taxpayer Relief Act of 2012, which retroactively extended the US research and development credit for two years beginning January 1, 2012. The income tax expense for the nine months ended March 31, 2012 was primarily attributable to our UK, Australian and US operations.

Excluding the impact of discrete events, the excess of our effective tax rate over statutory rates is due to our inability to utilize UK foreign tax credits in the determination of US taxable income. This has the effect of taxing certain income twice, once in the UK and again in the US, which results in a higher overall effective tax rate (or a decrease in our overall US tax benefit).

We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.1 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

We record a deferred tax asset if we believe it is more likely than not that we will recover that asset against future taxable income. In making this determination we consider historical and projected financial results, the planned reversal of existing deferred tax liabilities that provide a source of future taxable income and the availability of tax planning strategies. The Notes we issued in December 2012 will result in a significant future expense burden for interest expense, in particular non-cash interest expense, as the debt is accreted to the principal amount due on maturity. While we expect to deploy the debt proceeds in a manner that offsets the impact of this expense, if we are unable to do so, all or a portion of our US based deferred tax assets might become impaired which would give rise to the recognition of significant deferred tax expense in the period in which that determination was made.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization. Other intangible assets consist of acquired tradenames, backlog, patents and below market lease arrangements.

	As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$131,386	$(67,016)	$64,370	11.2
Core technology	50,632	(34,523)	16,109	6.9
Other intangible assets	11,934	(4,659)	7,275	5.4

Total	$193,952	$(106,198)	$87,754

Unamortized intangible assets:
Goodwill			109,055

Total intangible assets			$196,809

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$111,159	$(58,653)	$52,506	10.7
Core technology	48,534	(31,179)	17,355	7.5
Other intangible assets	11,801	(2,695)	9,106	5.9

Total	$171,494	$(92,527)	$78,967

Unamortized intangible assets:
Goodwill			98,974

Total intangible assets			$177,941

Estimated amortization expense for fiscal year 2013 and subsequent fiscal years is as follows:

(in thousands)
2013	$19,480
2014	15,711
2015	13,618
2016	11,564
2017	9,234
2018 and thereafter	32,822

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Banking Solutions	Outsourced Solutions
	(in thousands)
Balance at June 30, 2012	$54,329	$8,420	$36,225
Goodwill acquired during the period	11,784	—	—
Purchase accounting adjustments	—	33	—
Impact of foreign currency translation	(1,462)	—	(274)

Balance at March 31, 2013	$64,651	$8,453	$35,951

Note 9—Restructuring Costs

During the nine months ended March 31, 2013, in response to recent acquisitions and business events, we realigned our workforce and recorded pre-tax restructuring expenses associated with severance related benefits to employees and facility exit costs.

A rollforward of the restructuring activity for the nine months ended March 31, 2013 is as follows:

	Severance Costs (in thousands)	Facility Exit Costs (in thousands)
Accrued at June 30, 2012	$228	$—
Charged to expense	1,035	157
Payments charged against the accrual	(1,231)	(157)

Accrued at March 31, 2013	$32	$—

In addition to the costs associated with severance related benefits and facility exit costs noted above, we also recorded $0.3 million of expense related to stock based compensation during the nine months ended March 31, 2013.

Note 10—Convertible Senior Notes

On December 12, 2012, we issued $189.8 million aggregate principal amount of our 1.50% Convertible Senior Notes maturing on December 1, 2017 (the Notes), inclusive of the underwriters’ exercise in full of their over-allotment option of $24.8 million. Cash interest at a rate of 1.50% per year began to accrue on December 12, 2012 and is payable semi-annually on June 1 and December 1 of each year beginning on June 1, 2013. We received net proceeds from the offering of approximately $167.3 million after adjusting for debt issue costs, including the underwriting discount, as well as the net cash used to purchase the Note Hedges and sell the Warrants, as discussed below.

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

The conversion rate for the Notes is initially 33.3042 shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $30.03 per share of our common stock). The conversion rate is subject to customary adjustment for certain events as described in the Indenture. At the time we issued the Notes and prior to January 17, 2013, we did not have a sufficient number of available authorized shares of our common stock to enable us to settle, with shares of our common stock, the maximum obligations we may have under the Conversion Feature of the Notes. Therefore the Notes required, prior to us receiving an approval from our shareholders to increase the authorized shares of our common stock to an amount that would allow us to settle the maximum potential obligations under the Conversion Feature in shares, that we settle any such obligation in cash. Accordingly, the Conversion Feature was initially recorded as a derivative liability, measured at fair value, in our balance sheet.

The principal balance of the Notes is always required to be settled in cash. However, the Notes provide that once we receive approval to increase our authorized shares of common stock to an amount that would permit us to settle the entire maximum conversion obligation in shares, we are permitted at our election to settle any conversion obligation in excess of the principal portion in cash, shares of our common stock, or a combination of cash and shares of our common stock.

On January 17, 2013, our shareholders approved a proposal to amend our Amended and Restated Certificate of Incorporation to increase our authorized shares from 50,000,000 to 100,000,000 shares which is a sufficient number of shares to enable us to settle the entire maximum potential obligation under the Conversion Feature in shares, should we so elect. Accordingly, as of January 17, 2013 the Conversion Feature met the stockholders equity classification requirements and was re-measured at fair value as of that date, with the change in fair value reflected in earnings, and was reclassified from a liability to stockholders equity, net of taxes.

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

The Indenture contains customary events of default with respect to the Notes and provides that upon certain events of default occurring and continuing the Trustee may, and the Trustee at the request of such holders of at least 25% in principal amount of the convertible notes shall, declare 100% of the principal of and accrued and unpaid interest, if any, on the Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at March 31, 2013, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

The Notes were recorded upon issuance using a residual method of valuation, meaning since the Conversion Feature was initially a derivative instrument recorded at fair value, we allocated debt proceeds to the Conversion Feature based on the fair value of that instrument and the residual proceeds were allocated to the Notes. The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding charge to interest expense.

The net carrying amount of the convertible notes at March 31, 2013 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(53,610)

Net carrying value	$136,140

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which will be amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the convertible notes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Contractual interest expense (cash)	$712	—	$862	—
Amortization of debt issue costs (non-cash)	297	—	358	—
Amortization of debt discount (non-cash)	2,399	—	2,884	—

	$3,408	—	$4,104	—

Effective interest rate of the liability component	7.18%	—%	7.17%	—%

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

The Note Hedges did not initially satisfy the accounting requirements necessary for classification within stockholders equity, as upon issuance and prior to January 17, 2013 any transaction under the Note Hedges was required to be settled in cash. Accordingly, the Note Hedges were initially recorded as a derivative asset, measured at fair value, in our balance sheet.

As of January 17, 2013, the Note Hedges met the stockholders equity classification requirements as we had an adequate level of authorized shares to permit us to settle the Note Hedges in shares of our common stock. Accordingly, on January 17, 2013 we re-measured the Note Hedges at fair value, with the change in fair value reflected in earnings, and this amount was reclassified from an asset to stockholders equity, net of tax.

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

The Warrants are also derivative instruments. A portion of the Warrants met the stockholders equity classification requirements upon issuance and, as such, were recorded in equity as of that date. Certain of the Warrants, however, did not satisfy the requirements necessary for classification within stockholders equity as, for the period of December 6, 2012 through December 12, 2012 we would have been required, under specific circumstances, to settle obligations with the counterparty to those Warrants in cash. Accordingly, for this period, the Warrants for which cash settlement might have been required were recorded as a derivative liability. The requirement to potentially cash settle a portion of the Warrants expired on December 12, 2012, and we did not incur any actual cash payment obligation thereunder prior to that date. On December 12, 2012 we re-measured the fair value of those Warrants that were initially recorded as a derivative liability and recorded a $2.8 million loss related to a change in fair value. Since as of December 12, 2012 we met the stockholders equity classification requirements, the fair value of the Warrants were reclassified to stockholders equity as of that date.

The Warrants are transactions that are separate from the terms of the Notes and the Note Hedges, and holders of the Notes and Note Hedges have no rights with respect to the Warrants.

Note 11—Derivative Instruments

Our derivative instruments for the three and nine month periods ending March 31, 2013 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of March 31, 2013 each of these instruments met the classification requirements for inclusion within stockholders equity and as such they are not subject to on-going fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders equity classification requirements. If in any future period we fail to satisfy those requirements we would need to reclassify the derivative instruments out of stockholders equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Changes in the fair value of our derivative instruments, prior to and as of the date of reclassification to stockholders equity, were recognized in earnings as a component of “Gain (loss) on derivative instruments, net”. The following table summarizes our net loss on changes in fair value (in thousands) and provides a rollforward of activity from inception through March 31, 2013. The Conversion Feature and Note Hedges are not actively traded and were valued using an option pricing model that uses observable and unobservable market data for inputs including the trading price and implied volatility of our common stock, risk-free interest rate and other factors.

The gain (loss) as a result of changes in the fair value of our derivative instruments for the three and nine months ended March 31, 2013 is as follows:

	Fair Value at December 31, 2012	Fair Value upon reclassification to equity		Fair Value at March 31, 2013		Gain/(loss) on derivative instruments for the three months ending March 31, 2013
Note Hedges	$47,817	$50,086	[1]	$	n/a	$2,269
Conversion Feature	64,009	65,796	[1]		n/a	(1,787)

Net gain on derivative instruments						$482

	Fair Value at Inception	Fair Value upon reclassification to equity		Fair Value at March 31, 2013		Gain/(loss) on derivative instruments for the nine months ending March 31, 2013
Note Hedges	$42,390	$50,086	[1]	$	n/a	$7,696
Conversion Feature	56,495	65,796	[1]		n/a	(9,301)
Warrants	12,950	15,780	[2]		n/a	(2,830)

Net loss on derivative instruments						$(4,435)

[1]

The requirements for stockholders equity classification for the Note Hedges and Conversion Feature were met as of January 17, 2013 and, as of that date, we re-measured the fair value of these instruments and reclassified those amounts to stockholders equity. The fair values and resulting gain or loss are based on re-measurement at January 17, 2013.

[2]

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

On February 12, 2013 R&N Check Corp (R&N) filed a lawsuit against us in the Superior Court of Rockingham County, New Hampshire. The lawsuit alleges breach of contract in connection with a patent purchase and settlement agreement that we entered into in January 2006 and seeks unspecified damages and recovery of legal costs. On March 18, 2013 we removed the lawsuit to the United States District Court for the District of New Hampshire and R&N thereafter filed a motion to remand to the New Hampshire state court. We intend to vigorously defend ourselves in this matter and do not currently believe that the outcome of this action will have a material adverse consequence on our financial statements.

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

Convertible Note Offering

In December 2012, we raised approximately $167 million in net proceeds upon completion of an underwritten public offering of convertible senior notes (the Notes). The Notes pay semi-annual interest at a rate of 1.50% per annum on the $189.8 million aggregate principal balance and mature in December 2017. We are required to settle the principal balance of the Notes in cash upon conversion or maturity, however as of January 17, 2013 we are permitted to settle any conversion obligation in excess of the principal balance in either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

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

Recent Acquisitions

On February 13, 2013, we acquired Prilos AG (Prilos), a long-time reseller of our document automation products in the German marketplace for cash of €0.5 million (approximately $0.7 million based on exchange rates in effect at the acquisition date).

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

Financial Highlights

For the nine months ended March 31, 2013, our revenue increased by $26.8 million to $189.7 million from $162.9 million in the same period of fiscal year 2012. This was attributable to revenue increases of $11.6 million in our Banking Solutions segment, $9.0 million in our Payments and Transactional Documents segment and $6.3 million in our Outsourced Solutions segment. The Banking Solutions segment’s revenue increase was primarily the result of our fiscal year 2012 commercial banking acquisition. The increased revenue in our Payments and Transactional Documents segment was related to higher revenue in both North America and Europe, in part due to our Albany acquisition. Legal spend management, SWIFT Access Service and Paymode-X solutions accounted for the majority of the revenue increase in our Outsourced Solutions segment.

We had a net loss of $10.6 million in the nine months ended March 31, 2013 compared to net income of $2.9 million in the nine months ended March 31, 2012. Our net loss for the nine months ended March 31, 2013 included a loss of $4.4 million related to derivative instruments associated with our Notes; there were no similar derivative instruments during the nine months ended March 31, 2012. Our gross margin increased by $11.5 million in the first nine months of fiscal year 2013 related primarily to revenue increases across all segments. The increased gross margin was offset by increased operating expense of $24.7 million which was primarily due to increased expenses related to the integration of recent acquisitions, increased employee related costs and increased intangible asset amortization expense as compared to the same period in the prior year. The increase in operating expenses was also attributable to marketing initiatives to support our new and existing products, particularly our commercial banking and Paymode-X solutions. In addition our operating expenses were impacted by increased development costs as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our commercial banking, Paymode-X and legal spend management solutions.

In the first nine months of fiscal year 2013, we derived approximately 37% of our revenue from customers located outside of North America, principally in the UK, continental Europe and Australia. We expect future revenue growth to be driven by increased purchases of our products, including our legal spend management, SWIFT Access Service, Paymode-X and WebSeries solutions, by new and existing bank and financial institution customers in both North America and international markets and from increased sales of our payments and transactional documents products.

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

The critical accounting policies we identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 related to stock based compensation, revenue recognition, the valuation of goodwill and intangible assets and the valuation of acquired deferred revenue. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on August 27, 2012 and in conjunction with the discussion of income taxes which follows below.

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

We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income and the availability of tax planning strategies. We establish a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. The particularly sensitive component of this evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction. The Notes we issued in December 2012 will result in a significant future expense burden for interest expense, in particular non-cash interest expense, as the debt is accreted to the principal amount due on maturity. While we expect to deploy the debt proceeds in a manner that offsets the impact of this expense, if we are unable to do so, all or a portion of our US based deferred tax assets might become impaired which would give rise to the recognition of significant deferred tax expense in the period in which that determination was made. We continuously reassess the recoverability of our deferred tax assets and our conclusion can change at any time.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

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

Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Outsourced Solutions. The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended March 31,		Increase (Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$29,642	$25,254	$4,388	17.4
Banking Solutions	17,051	14,051	3,000	21.4
Outsourced Solutions	17,751	16,011	1,740	10.9

Total segment revenue	$64,444	$55,316	$9,128	16.5

Segment measure of profit:
Payments and Transactional Documents	$7,906	$5,415	$2,491	46.0
Banking Solutions	1,336	1,485	(149)	(10.0)
Outsourced Solutions	1,530	1,653	(123)	(7.4)

Total measure of segment profit	$10,772	$8,553	$2,219	25.9

A reconciliation of the measure of segment profit to GAAP (loss) income for the three months ended March 31, 2013 and 2012, before the provision for income taxes, is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Segment measure of profit	$10,772	$8,553
Less:
Amortization of intangible assets	(5,162)	(3,734)
Stock compensation expense	(4,591)	(3,719)
Acquisition related expenses	(3,165)	(706)
Restructuring expenses	(62)	(509)
Add:
Gain on derivative instruments, net	482	—
Other (expense) income, net	(3,134)	119

(Loss) income before income taxes	$(4,860)	$4

Payments and Transactional Documents. The Payments and Transactional Documents segment revenue increased $4.4 million for the three months ended March 31, 2013 as compared to the same period in the prior year as a result of increases of $2.5 million in software license revenue, $0.2 million in subscriptions and transactions revenue and $1.8 million in service and maintenance revenue, partially offset by a decrease in equipment and supplies revenue of $0.1 million. The revenue increases were primarily attributable to increased European revenue as a result of our fiscal 2013 acquisition of Albany and increased software license revenue in the US. The revenue includes an unfavorable effect of foreign exchange rates of $0.2 million associated with the British Pound Sterling which depreciated against the US Dollar when compared to the same period in the prior fiscal year. The segment profit increase of $2.5 million for the three months ended March 31, 2013 was primarily attributable to increased gross margins related to the increased revenue, offset in part by increased operating expenses of $1.5 million, primarily attributable to increased sales and marketing expenses. We expect revenue and profit for the Payments and Transactional Documents segment to increase during the remainder of fiscal year 2013 primarily as a result of our recent acquisition of Albany.

Banking Solutions. Revenues from our Banking Solutions segment increased as compared to the same period in the prior fiscal year due to increases in subscription and transactions revenues of $5.9 million, software license revenue of $0.5 million and maintenance revenue of $0.4 million, offset in part by a decrease in professional services revenue of $3.7 million as a result of the completion of several large projects in the latter part of fiscal year 2012. Segment profit decreased $0.1 million for the three months ended March 31, 2013 as compared to the same period in the prior fiscal year as improved gross margins were offset by increased sales and marketing and product development related costs. The increased sales and marketing and product development costs were primarily related to increased headcount costs related to our commercial banking acquisition. We expect revenue and profit for the Banking Solutions segment to decrease during the remainder of the fiscal year as a result of anticipated customer losses in our commercial banking business and as a result of increased expenses related to the commercial banking hosted infrastructure and sales and marketing efforts. The customer losses have been anticipated as the acquired commercial banking business had been experiencing customer attrition prior to our acquisition, due in large part to customers’ views that the commercial banking solutions required further investment and improvement. The increased infrastructure and sales and marketing expenses are attributable to investments we are making to support, improve and grow the commercial banking business.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased as compared to the same period in the prior fiscal year due primarily to the increased revenue contributions from our Paymode-X solution of $1.0 million and our legal spend management solution of $0.7 million. The legal spend management solutions revenue growth was driven primarily by volume increases as more customers adopted our SaaS-based platforms. Segment profit decreased $0.1 million as compared to the same period in the prior fiscal year as a result of increased sales and marketing, product development and general and administrative expense. We expect revenue and profit for the Outsourced Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from our legal spend management, Paymode-X and SWIFT Access Service solutions.

Revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$28,749	44.6	$20,374	36.8	$8,375	41.1
Software licenses	7,048	10.9	4,158	7.5	2,890	69.5
Service and maintenance	26,809	41.6	28,876	52.2	(2,067)	(7.2)
Equipment and supplies	1,838	2.9	1,908	3.5	(70)	(3.7)

Total revenues	$64,444	100.0	$55,316	100.0	$9,128	16.5

Subscriptions and Transactions. The increase in subscriptions and transactions revenue was due principally to increases in the revenue contribution from our Banking Solutions segment of $5.9 million and our Paymode-X solution of $1.0 million, and, to a lesser extent, from revenue increases in our legal spend management solution, SWIFT Access Service solution and our payments and document automation products. The increases in the Banking Solutions segment revenues arise primarily from our commercial banking solution, which we acquired in 2012. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of the increased revenue contribution from our legal spend management, Paymode-X and SWIFT Access Service solutions.

Software Licenses. The increase in software license revenue was due to an increase in European payments and document automation products of approximately $1.8 million, increased US revenue for payment and document automation products of $0.7 million and increased revenue in our Banking Solutions segment of $0.5 million, partially offset by a decrease of $0.1 million in our European SWIFT Access Service Solution as compared to the same period in the prior fiscal year. We expect software license revenues to decrease during the remainder of fiscal year 2013, principally as a result of decreased European software license revenue in our Payments and Transactional Documents segment.

Service and Maintenance. The decrease in service and maintenance revenues was primarily the result of a decrease in professional services revenues of $3.7 million associated with the completion of several large banking projects during the latter part of 2012 and decreased revenues from our SWIFT Access Service solution of $0.3 million partially offset by increased European service and maintenance revenue from our payment and document automation products of $1.8 million. We expect that service and maintenance revenues will remain relatively consistent during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies revenue remained consistent period over period and we expect that equipment and supplies revenues will remain relatively consistent for the remainder of 2013.

Cost of revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$16,851	26.2	$10,571	19.1	$6,280	59.4
Software licenses	952	1.5	656	1.2	296	45.1
Service and maintenance	11,081	17.2	13,264	24.0	(2,183)	(16.5)
Equipment and supplies	1,383	2.1	1,514	2.7	(131)	(8.7)

Total cost of revenues	$30,267	47.0	$26,005	47.0	$4,262	16.4

Gross profit	$34,177	53.0	$29,311	53.0	$4,866	16.6

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs increased to 59% of subscriptions and transactions revenues in the three months ended March 31, 2013 as compared to 52% in the three months ended March 31, 2012. The increase in subscriptions and transactions costs as a percentage of revenue was due primarily to costs related to the integration and migration of customers associated with our fiscal 2012 commercial banking acquisition and lower gross margins associated with our Paymode-X solution as we continue to invest in that product’s hosted infrastructure. We expect that subscriptions and transactions costs will remain relatively consistent as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year.

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased slightly to 14% of software license revenues in the three months ended March 31, 2013 as compared to 16% for the three months ended March 31, 2012. We expect that software license costs will decrease slightly as a percentage of software license revenues during the remainder of the fiscal year due to the reduction of certain third party costs, particularly in our Banking Solutions segment.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 41% of service and maintenance revenues in the three months ended March 31, 2013 as compared to 46% in the three months ended March 31, 2012. The decrease in service and maintenance costs as a percentage of revenue was primarily a result of a decrease in costs related to the recent completion of several large projects in our Banking Solutions segment. We expect that service and maintenance costs will increase slightly as a percentage of service and maintenance revenues during the remainder of the fiscal year.

Equipment and Supplies. Equipment and supplies costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. Equipment and supplies costs decreased to 75% of equipment and supplies revenues in the three months ended March 31, 2013 as compared to 79% for the three months ended March 31, 2012. The cost decrease as a percentage of revenues is primarily related to a higher mix of higher margin transactions. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended March 31,				Increase Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$16,215	25.2	$12,536	22.6	$3,679	29.3
Product development and engineering	8,454	13.1	7,496	13.6	958	12.8
General and administrative	6,554	10.2	5,660	10.2	894	15.8
Amortization of intangible assets	5,162	8.0	3,734	6.8	1,428	38.2

Total operating expenses	$36,385	56.5	$29,426	53.2	$6,959	23.6

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily the result of an increase in employee related costs of $3.2 million and increased travel related expenses of $0.2 million. We expect that sales and marketing expenses will remain consistent over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products, particularly our commercial banking products and Paymode-X.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. The increase in product development and engineering expenses in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily attributable to an increase in employee related costs of $0.9 million and third party professional services costs of $0.3 million which augmented existing resources to drive increased product development and enhancement initiatives. We expect that product development and engineering expenses will remain relatively consistent during the remainder of the fiscal year as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our commercial banking, Paymode-X and legal spend management solutions.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to increases in employee related costs of $0.9 million and an increase in acquisition and restructuring related costs of $0.2 million as a result of our recent acquisitions. We expect that general and administrative expenses will remain relatively consistent during the remainder of the fiscal year.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 occurred as a result of increased expense from intangible assets associated with our recent acquisitions. We expect that total amortization expense for fiscal year 2013 will approximate $19.5 million.

Gain (loss) on Derivative Instruments

	Three Months Ended March 31,		Increase Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Gain (loss) on derivative instruments, net	$482	$—	$482	—

Gain (loss) on Derivative Instruments, net. During the three months ended March 31, 2013 we recorded a net gain of $0.5 million related to changes in fair value of derivative instruments associated with our Notes; there were no similar derivative instruments during the three months ended March 31, 2012. As of March 31, 2013 all of our derivative instruments met the classification requirements for inclusion within stockholders equity and as such are not subject to on-going fair value re-measurement. Accordingly, we do not anticipate recognizing additional gains or losses related to changes in the fair value of these instruments. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders equity classification requirements. If in any future period we fail to satisfy those requirements we would need to reclassify the derivative instruments out of stockholders equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Other (Expense) Income, Net

	Three Months Ended March 31,		Increase (Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Interest income	$157	$124	$33	26.6
Interest expense	(3,402)	(8)	(3,394)	(42,425.0)
Other expense, net	111	3	108	3,600.0

Other (expense) income, net	$(3,134)	$119	$(3,253)	(2,733.6)

Other (Expense) Income, Net. In the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, interest income increased slightly as a result of increased cash balances. Interest expense increased as a result of interest expense related to our Notes and consisted of cash interest expense of $0.7 million, amortization of debt discount of $2.4 million and amortization of debt issuance costs of $0.3 million. The increase in other expense is the result of an increase in foreign exchange gains in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. We expect that interest expense will increase during the remainder of fiscal year 2013 as a result of our Notes.

Provision for Income Taxes

We recorded an income tax benefit of $1.3 million and income tax expense of $1.3 million for the three months ended March 31, 2013 and 2012, respectively. The tax benefit for the quarter ended March 31, 2013 arose principally from a tax benefit recorded for our US operations, offset in part by tax expense associated with our UK and Australian operations. The tax benefit recorded for the quarter ended March 31, 2013 also included a tax benefit of $0.3 million resulting from the enactment on January 2, 2013 of the American Taxpayer Relief Act of 2012, which retroactively extended the US research and development credit for two years beginning January 1, 2012. The income tax expense recorded for the quarter ended March 31, 2012 was attributable to our UK, Australian, and US operations.

We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.1 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012

Segment Information

The following tables represent our segment revenues and our segment measure of profit:

	Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$84,050	$75,063	$8,987	12.0
Banking Solutions	52,025	40,438	11,587	28.7
Outsourced Solutions	53,667	47,385	6,282	13.3

	$189,742	$162,886	$26,856	16.5

Segment measure of profit:
Payments and Transactional Documents	$21,274	$17,574	$3,700	21.1
Banking Solutions	4,170	6,371	(2,201)	(34.5)
Outsourced Solutions	6,206	6,888	(682)	(9.9)

Total measure of segment profit	$31,650	$30,833	$817	2.6

A reconciliation of the measure of segment profit to our GAAP (loss) income for the nine months ended March 31, 2013 and 2012, before the provision for income taxes, is as follows:

	Nine Months Ended March 31,
	2013	2012
	(in thousands)
Segment measure of profit	$31,650	$30,833
Less:
Amortization of intangible assets	(14,675)	(11,051)
Stock compensation expense	(13,532)	(10,257)
Acquisition related expenses	(7,445)	(1,007)
Restructuring expenses	(1,192)	(560)
Add:
Loss on derivative instruments, net	(4,435)	—
Other (expense) income, net	(3,673)	34

(Loss) income before income taxes	$(13,302)	$7,992

Payments and Transactional Documents. The revenue increase of $9.0 million for the nine months ended March 31, 2013 was primarily attributable to increased software license revenue of $4.7 million, increased service and maintenance revenue of $3.7 million and increased subscriptions and transactions revenue of $0.6 million. The increased revenue includes the favorable effect of foreign exchange rates of $0.2 million. The segment profit increase of $3.7 million for the nine months ended March 31, 2013 was attributable to improved gross margins of $7.4 million related primarily to the increased revenue, which was offset in part by increased sales and marketing expenses of $2.9 million and increased product development expenses of $0.8 million.

Banking Solutions. Revenues from our Banking Solutions segment increased $11.6 million as compared to the same period in the prior fiscal year due to an increase in subscriptions and transactions revenue of $22.5 million primarily related to our fiscal year 2012 commercial banking acquisition and an increase of $0.9 million in maintenance revenue which was partially offset by a decrease in professional services revenue of $11.8 million as a result of the completion of several large ongoing banking projects. The profit decrease of $2.2 million was primarily due to increased operating expenses of $9.6 million offset in part by improved gross margins of $7.4 million. The increased operating expenses are primarily the result of increased infrastructure and sales and marketing expenses attributable to investments we are making to support, improve and grow the commercial banking business.

Outsourced Solutions. Revenues from our Outsourced Solutions segment increased $6.3 million as compared to the same period in the prior fiscal year due primarily to an increase in the revenue contribution from our legal spend management solutions of $2.0 million, our SWIFT Access Service solution of $1.2 million and our Paymode-X solution of $3.4 million. The segment profit decreased $0.7 million for the nine months ended March 31, 2013 compared to the same period in the prior year, as a result of lower gross margins related to our Paymode-X solution and increased sales and marketing and product development expenses.

Revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$87,657	46.2	$57,022	35.0	$30,635	53.7
Software licenses	17,216	9.1	12,593	7.7	4,623	36.7
Service and maintenance	78,999	41.6	87,392	53.7	(8,393)	(9.6)
Equipment and supplies	5,870	3.1	5,879	3.6	(9)	(0.2)

Total revenues	$189,742	100.0	$162,886	100.0	$26,856	16.5

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $30.6 million was due principally to an increase in revenue from our Banking Solutions segment of $22.5 million, our Outsourced Solutions segment of $7.5 million (which includes increased revenue from our legal spend management solution of $2.1 million, SWIFT Access Service of $2.1 million, and Paymode-X solution of $3.4 million) and the revenue increase from our Payments and Transactional Documents segment of $0.6 million. The increase in revenues from our Banking Solutions segment is primarily attributable to our fiscal year 2012 commercial banking acquisition.

Software Licenses. The increase in software license revenues was due to an increase in European revenue of $2.9 million from certain of our payment and document automation products, partially the result of our acquisition of Albany and $1.8 million in US revenues in our payment and document automation products.

Service and Maintenance. The decrease in service and maintenance revenues was primarily the result of decreased professional services revenues within our Banking Solutions segment of $11.8 million associated with the recent completion of several large banking projects and decreased European service and maintenance revenues of $1.0 million in our Outsourced Solutions segment, partially offset by increased revenue from our Payments and Transactional Documents segment of $3.7 million primarily a result of our acquisition of Albany and increased maintenance revenue of $0.8 million associated with our Banking Solutions Segment.

Equipment and Supplies. Revenues were consistent period over period.

Cost of revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$47,075	24.8	$28,576	17.5	$18,499	64.7
Software licenses	1,978	1.0	1,620	1.0	358	22.1
Service and maintenance	35,352	18.6	38,663	23.7	(3,311)	(8.6)
Equipment and supplies	4,445	2.4	4,650	2.9	(205)	(4.4)

Total cost of revenues	$88,850	46.8	$73,509	45.1	$15,341	20.9

Gross profit	$100,892	53.2	$89,377	54.9	$11,515	12.9

Subscriptions and Transactions. Subscriptions and transactions costs increased to 54% of subscriptions and transactions revenues in the nine months ended March 31, 2013 as compared to 50% in the nine months ended March 31, 2012. The increase in subscriptions and transactions costs as a percentage of revenue was due primarily to increased costs in our Banking Solutions segment related to the integration and migration of our commercial banking customers and lower gross margins from our Paymode-X solution, partially offset by lower costs in our SWIFT Access Service solution.

Software Licenses. Software license costs remained relatively consistent at 11% of software license revenues in the nine months ended March 31, 2013 as compared to 13% for the nine months ended March 31, 2012.

Service and Maintenance. Service and maintenance costs remained consistent as a percentage of service and maintenance revenues at 45% in the nine months ended March 31, 2013 as compared to 44% for the nine months ended March 31, 2012.

Equipment and Supplies. Equipment and supplies costs decreased to 76% of equipment and supplies revenues in the nine months ended March 31, 2013 as compared to 79% of equipment and supplies revenues in the nine months ended March 31, 2012 as a result of a slight decrease in costs in our payments and transactional document products segment.

Operating Expenses

	Nine Months Ended March 31,				Increase Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$46,643	24.6	$35,503	21.8	$11,140	31.4
Product development and engineering	25,186	13.3	19,360	11.9	5,826	30.1
General and administrative	19,582	10.3	15,505	9.5	4,077	26.3
Amortization of intangible assets	14,675	7.7	11,051	6.8	3,624	32.8

Total operating expenses	$106,086	55.9	$81,419	50.0	$24,667	30.3

Sales and Marketing. Sales and marketing expenses increased $11.1 million in the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 as a result of an increase in employee related costs of $8.7 million, primarily due to the impact of our recent acquisitions and increased costs in our Banking Solutions segment, as well as increased travel related expenses of $0.7 million, increased professional services and contract employee expense of $0.4 million, increased acquisition related expenses of $0.3 million and increased restructuring charges of $0.2 million.

Product Development and Engineering. The increase in product development and engineering expenses was primarily attributable to increased employee related costs of $4.2 million, increased professional services and contract employee expense of $1.1 million.

General and Administrative. The increase in general and administrative expenses of $4.1 million was principally attributable to an increase in employee related costs of $2.4 million, acquisition related costs of $1.6 million and restructuring costs of $0.4 million, partially offset by a decrease in contract employees.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 occurred as a result of increased expense from intangible assets associated with our recent acquisitions.

Gain (loss) on Derivative Instruments

	Nine Months Ended March 31,		(Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Gain (loss) on derivative instruments, net	$(4,435)	$—	$(4,435)	—

Gain (loss) on Derivative Instruments, net. During the nine months ended March 31, 2013 we recorded a net loss of $4.4 million related to changes in fair value of derivative instruments associated with our Notes; there were no similar derivative instruments during the nine months ended March 31, 2012. As of March 31, 2013 all of our derivative instruments met the classification requirements for inclusion within stockholders equity and as such are not subject to on-going fair value re-measurement. Accordingly, we do not anticipate recognizing additional gains or losses related to changes in the fair value of these instruments. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders equity classification requirements. If in any future period we fail to satisfy those requirements we would need to reclassify the derivative instruments out of stockholders equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Other (Expense) Income, Net

	Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Interest income	$435	$367	$68	18.5
Interest expense	(4,106)	(28)	(4,078)	(14,564.3)
Other expense, net	(2)	(305)	303	99.3

Other expense, net	$(3,673)	$34	$(3,707)	(10,902.9)

Other (Expense) Income, Net. For the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012, interest income increased slightly as a result of increased cash balances. Interest expense increased as a result of interest expense related to our Notes and consisted of cash interest expense of $0.9 million, amortization of debt discount of $2.9 million and amortization of debt issuance costs of $0.4 million. The increase in other expense is the result of a decrease in foreign exchange losses in the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012.

Provision for Income Taxes

We recorded an income tax benefit of $2.7 million and income tax expense of $5.1 million for the nine months ended March 31, 2013 and 2012, respectively. The tax benefit for the nine months ended March 31, 2013 arose principally from a tax benefit recorded for our US operations, offset in part by tax expense associated with our UK and Australian operations. The tax benefit recorded for the nine months ending March 31, 2013 also included a tax benefit of $0.3 million resulting from the enactment on January 2, 2013 of the American Taxpayer Relief Act of 2012, which retroactively extended the US research and development credit for two years beginning January 1, 2012. The income tax expense for the nine months ended March 31, 2012 was primarily attributable to our UK, Australian and US operations.

We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.1 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

Liquidity and Capital Resources

Overview

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

In December 2012, we completed an underwritten public offering of $189.8 million aggregate principal amount of our 1.50% Convertible Senior Notes due December 1, 2017, (see Note 10). There are no restrictive covenants associated with these Notes. In connection with the Notes we also entered into convertible note hedge instruments at a purchase cost of $42.3 million, and sold warrants for proceeds of $25.8 million.

In addition to our operating requirements, we will require cash to pay interest on the Notes and to make principal payments on the Notes at maturity or upon conversion. As of January 17, 2013, we are permitted to settle any conversion obligation under the Notes in excess of the principal balance in either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. We believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our future obligations. If our existing cash resources along with cash generated from operations is insufficient to satisfy our funding requirements we may need to sell additional equity or debt securities or seek other financing arrangements. Although we believe based on our operations today that we would be successful in obtaining additional financing, we cannot be certain that financing alternatives will be available in amounts or at terms that are acceptable to us, or available to us at all.

In March 2013 we made an investment of $3.0 million in a privately held technology company.

On February 13, 2013, we acquired Prilos for cash of €0.5 million (approximately $0.7 million based on exchange rates in effect at the acquisition date).

On October 25, 2012, we acquired the assets of 5280 in exchange for a cash payment of $1.6 million.

On September 11, 2012, we completed the acquisition of Albany for a cash payment of £20 million (approximately $32 million based on exchange rates in effect at the acquisition date).

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the nine months ended March 31, 2013 and 2012 are summarized in the tables below:

	March 31,	June 30,
	2013	2012
	(in thousands)
Cash, cash equivalents and marketable securities	$284,036	$124,862

	Nine Months Ended March 31,
	2013	2012
	(in thousands)
Cash provided by operating activities	$30,347	$23,334
Cash used in investing activities	(40,924)	(32,844)
Cash provided by financing activities	171,257	16,102
Effect of exchange rates on cash	(1,508)	(273)

Cash, cash equivalents and marketable securities. At March 31, 2013 our cash and cash equivalents consisted primarily of cash deposits held at major banks, money market funds and marketable securities. The increase in cash, cash equivalents and marketable securities at March 31, 2013 from June 30, 2012 was primarily due to the net proceeds received under our convertible debt issuance in December 2012 of $167.3 million and $30.3 million of cash generated from operations. This was offset in part by the use of $33.3 million in cash related to business acquisitions we completed during the nine months ended March 31, 2013 and $7.7 million used to purchase property and equipment.

Cash, cash equivalents and marketable securities included $58.0 million held by our foreign subsidiaries as of March 31, 2013, of which $19.9 million would be subject to US tax rates if we sought to use those amounts to fund domestic operations. We intend to continue to permanently reinvest our earnings from foreign subsidiaries, and we currently do not anticipate that we will need funds generated from foreign subsidiaries to fund our domestic operations. If in the future we were to change our intention with respect to permanent reinvestment of earnings from our foreign subsidiaries, any foreign earnings that had previously not been taxed in the US would generally become subject to US tax at statutory rates. Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Accordingly, decreases in the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased our overall cash balances by approximately $1.5 million in the nine months ended March 31, 2013. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net income, less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $7.0 million during the nine months ended March 31, 2013 as compared to the same period in the prior year. The increase was due to favorable adjustments related to non-cash expenses for amortization of intangibles, debt issue costs and our debt discount, loss on derivatives and stock compensation expense. The increase was also due to a decrease in cash used in accounts receivable of $4.1 million, an increase in cash provided by deferred revenue of $3.2 million, an increase in cash provided by other assets of $1.7 million, an increase in cash provided by prepaid assets of $0.7 million and a decrease in cash used for accounts payable of $0.6 million, which was offset in part by a decrease in cash provided by deferred income taxes of $7.5 million when compared to the same period in the prior year.

At March 31, 2013, a portion of the deferred tax assets associated with our US and European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

At March 31, 2013, we had US net operating loss carryforwards of $60.2 million, which expire at various times through the year 2033 and foreign net operating loss carryforwards (primarily in Europe) of $8.2 million, which have no statutory expiration date. We also have approximately $3.3 million of research and development tax credit carryforwards available which expire at various points through the year 2033. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Investing Activities. The increase in net cash used in investing activities for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012 was predominantly due to the $33.3 million of cash used to fund current year acquisitions as compared to the $27.4 million of cash used during the nine months ended March 31, 2013 and a $2.2 million increase in cash used to purchase property and equipment.

Financing Activities. The increase in cash inflows from financing activities relates primarily to the proceeds, net of debt issuance costs, received from our issuance of the Notes of $183.9 million, offset in part by net cash used of $16.6 million related to our purchase of Note Hedges and a sale of Warrants in connection with the Notes.

Off-Balance Sheet Arrangements

During the nine months ended March 31, 2013, we did not engage in material off-balance sheet activities, including the use of structured finance, special purpose or variable interest entities, material trading activities in non-exchange traded commodity contracts or transactions with persons or entities that benefit from their non-independent relationship with us.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of March 31, 2013:

	Payments Due by Period *
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Convertible senior notes	$189,750	$—	$—	$189,750	$—
Interest on convertible senior notes	14,144	1,573	8,539	4,032	—
Operating lease obligations	19,848	776	7,959	4,371	6,742
Capital lease obligations (inclusive of interest)	23	23	—	—	—
Other contractual obligations	8,598	3,005	4,680	913	—

Total	$232,363	$5,377	$21,178	$199,066	$6,742

*	Payment due dates are calculated from our most recent fiscal year end of June 30, 2012.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits as of March 31, 2013 in the amount of $0.9 million. The unrecognized tax benefits have been excluded because, as of March 31, 2013, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these liabilities with cash payment in the foreseeable future.

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

We are exposed to new risks, discussed below, that are specific to our convertible note offering and the financial instruments included as part of that transaction, which we completed in December 2012. Other than the new market risks related to the convertible notes, there has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K, as filed with the SEC on August 27, 2012.

Interest rate risk

Our exposure to interest rate risk in relation to our Notes is limited as we have a fixed interest rate. The Notes bear interest at 1.50% per annum, on the principal balance of $189.8 million, and mature on December 1, 2017.

Derivative Instruments

At March 31, 2013, we were a party to various derivative instruments arising from the Notes issuance. Prior to January 17, 2013, these instruments were recorded on our balance sheet at fair value and changes in fair value were reflected in earnings. Specifically, Note Hedges which were recorded as derivative assets and the Conversion Feature which was recorded as a derivative liability. As of January 17, 2013, due to an increase in the authorized number of shares of our common stock as approved by our shareholders, these derivative instruments met the requirements for classification within stockholders equity. After a final fair value re-measurement on January 17, 2013, the derivative instruments were reclassified to stockholders equity, net of tax. We are required, however, for the remaining term of the Notes, to assess whether we continue to meet the stockholders equity classification requirements and if in any future period we fail to satisfy those requirements we would need to reclassify these instruments out of stockholders equity and back into a derivative asset or liability, at which point we would again be required to record any changes in fair value through earnings.

For the three and nine months ending March 31, 2013, we recorded a net gain of $0.5 million and a net loss of $4.4 million, respectively, based on the change in fair value of our derivative instruments.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 12, 2013 R&N Check Corp (R&N) filed a lawsuit against us in the Superior Court of Rockingham County, New Hampshire. The lawsuit alleges breach of contract in connection with a patent purchase and settlement agreement that we entered into in January 2006 and seeks unspecified damages and recovery of legal costs. On March 18, 2013 we removed the lawsuit to the United States District Court for the District of New Hampshire and R&N thereafter filed a motion to remand to the New Hampshire state court. We intend to vigorously defend ourselves in this matter and do not currently believe that the outcome of this action will have a material adverse consequence on our financial statements.

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

As a result of our commercial banking acquisition in March 2012, we entered a new customer market and are broadening our solution set to address the unique customer demands of this market; these initiatives will require significant investment and may not be successful

In March 2012, we acquired substantially all of the assets and related operations of Intuit Inc.’s (Intuit) commercial banking business. In connection with this acquisition, we are broadening our overall banking business in a number of important ways, including:

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

Security breaches could have a significant adverse effect on our business

In the course of providing services to our customers, we collect, store, process and transmit highly sensitive and confidential information. Certain of our solutions also facilitate the transfer of cash. Our products, particularly our SaaS and Web-based offerings, may be vulnerable to unauthorized access, computer viruses, cyber-attacks and other disruptive problems which could result in the theft, destruction or misappropriation of confidential information.

We may need to spend significant capital or other resources to ensure effective ongoing protection against the threat of security breaches or to alleviate problems caused by security concerns. Despite our precautions, a security breach or computer virus could occur which could have a significant negative impact on our business including damage to our reputation, the loss of customers and potential customers and material financial liability to us. Any such event would likely have a material adverse impact on our business, operating results and financial condition.

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

Acquisitions could disrupt our business and harm our financial condition

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. In February 2013, we acquired Prilos AG, a long-time reseller of our document automation products in the German marketplace. In October 2012, we acquired the assets of 5280 Dynamic Solutions LLC, a US-based software company. In September 2012, we acquired Albany Software, Ltd., a UK-based software company. In March 2012 we acquired substantially all of the assets and related operations of Intuit’s commercial banking business. In November 2011, we acquired IDT, Ltd., with operations in the UK. We may in the future acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At March 31, 2013, the carrying value of our goodwill and our other intangible assets was approximately $109 million and $88 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2012 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom, continental Europe and the Asia-Pacific region. During the nine months ended March 31, 2013, approximately 37% of our revenues and 29% of our operating expenses were attributable to customers or operations located outside of North America. During the nine months ended March 31, 2013 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased slightly. We anticipate that foreign currency exchange rates may continue to fluctuate in the near term. Appreciation of the US Dollar against the British Pound Sterling, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

The conditional conversion feature of the notes, if triggered, and the requirement to repurchase the notes upon a fundamental change may adversely affect our financial condition and operating results

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle the principal portion of the notes in cash. If we undergo a fundamental change, (as described in the Indenture), subject to certain conditions, holders of the notes may require us to repurchase for cash all or part of their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. Either of these events could adversely affect our liquidity. Even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal balance of the notes to a current rather than long-term liability, which would result in a material reduction of our working capital.

The accounting for the notes will result in our having to recognize interest expense significantly more than the stated interest rate of the notes and may result in volatility to our consolidated statement of operations

On January 17, 2013, we held a special meeting of our stockholders for the purpose of amending our certificate of incorporation to increase the number of authorized shares of our common stock from 50 million shares to 100 million shares. We obtained stockholder approval for this proposal and amended our certificate of incorporation accordingly on January 17, 2013. Prior to January 17, 2013 we were required to settle any conversions of the notes entirely in cash. As such, for periods prior to January 17, 2013, we accounted for the notes conversion feature as a derivative instrument and recorded changes in fair value of that instrument through earnings.

Upon issuance of the notes we were required to establish a separate initial value for the conversion option and to bifurcate this value from the value attributable to the balance of the notes, or the debt component. As a result, for accounting purposes, we were required to treat the notes as having been issued with a discount to their face principal amount, which is referred to as an original issue discount. We are accreting the original issue discount to interest expense ratably over the term of the notes, which results in an effective interest rate in our consolidated statement of operations that is in excess of the stated coupon rate of the notes. This will reduce our earnings and could adversely affect the price at which our common stock trades, but will have no effect on the amount of cash interest paid to holders or on our cash flows.

Prior to January 17, 2013, the convertible note hedge transactions were also accounted for as derivatives with changes in fair value reflected in earnings.

As a result of the approval to increase the number of authorized shares of our common stock, both the derivative liability and derivative asset related to the conversion option and the convertible note hedge transactions were reclassified to equity as of January 17, 2013, at which point we were no longer subject to earnings volatility based on changes in the fair value of these instruments. However, if we do not continue to satisfy all of the criteria required for equity classification, the conversion option and the convertible note hedge transactions would be reclassified out of equity and be subject to re-measurement as a derivative instrument. Changes in fair value resulting from any such re-measurement would be reflected in earnings.

We may be subject to significant future write-offs with respect to intangible assets or deferred tax assets

Certain of our assets, such as intangible assets and deferred tax assets, are subject to periodic tests of recoverability based on a variety of factors. Those factors typically include, at a minimum, projections of future income levels and cash flows. The accounting for the notes will result in our recognition of a significant level of interest expense, particularly non-cash interest expense, as the carrying value of debt is accreted to par and as we amortize our debt issue costs, including the underwriters’ discount. If our cash flows or income levels were to meaningfully decline, we could be subject to impairment charges with respect to these assets which would have a material adverse effect on our consolidated statement of operations.

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

Our level of indebtedness may limit our financial flexibility

At March 31, 2013 we had total consolidated indebtedness of approximately $189.8 million and unrestricted cash of $284.0 million. Our level of indebtedness affects our operations in several ways, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
January 1, 2013 — January 31, 2013	—	—	—	$16,562,000
February 1, 2013 — February 28, 2013	—	—	—	$16,562,000
March 1, 2013 — March 31, 2013	—	—	—	$16,562,000

Total	—	—	—	$16,562,000

(1)	In May 2012, our board of directors authorized a repurchase program for up to $20.0 million of our common stock. This repurchase program replaces the program that had been in place since April 2008.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: May 8, 2013	By:	/s/ KEVIN M. DONOVAN
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.