Form 10-K
period 2013-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2013-08-29
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2012 was $966,001,358 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

There were 38,053,309 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Executive Officers and Other Key Employees of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2013, a definitive proxy statement for our 2013 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

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

Our Company

We provide cloud-based payment, invoice and banking solutions to banks, corporations, insurance companies and financial institutions around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, cash management, invoice receipt and approval, collections, risk mitigation, document management, reporting and document archive. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. Historically our software was sold predominantly on a perpetual license basis. However, a growing portion of our offerings are being sold as SaaS-based solutions and paid for on a subscription and transaction basis.

We operate a cloud-based network that facilitates the exchange of electronic payments and invoices between buyers and their suppliers. We offer hosted and on-premise solutions that banks use to provide cash management and treasury capabilities to their business customers, as well as SWIFT financial messaging services for banks and corporations around the world. We offer legal spend management solutions that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents.

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

Our Products and Services

Banking Solutions

We offer commercial payments, cash management and online banking solutions to financial institutions, including banks and credit unions. Our banking solutions enable banks of all sizes to offer their customers a host of capabilities including ACH and BACS payments, wires, international payments, check production, balance and information reporting and other features that facilitate enterprise-wide cash management and interaction with their business customers. Our solutions allow our bank customers to compete across a full range of client segments from small business to multi-nationals. These solutions feature an intuitive user interface designed to simplify all aspects of cash management for customers of all sizes and sophistication.

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

Settlement Network Solution

Paymode-X is a leading business-to-business electronic settlement network. The solution accelerates corporations’ transition from paper to electronic transactions, helping them streamline processes, reduce costs and optimize working capital. With more than 230,000 enrolled vendors, new Paymode-X customers gain immediate benefits because many of their suppliers are already part of the Paymode-X network. Paymode-X functionality includes electronic payments, online access to purchase orders, invoices, remittance detail, comprehensive workflow, and turnkey vendor enrollment and support.

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

Healthcare Solutions

Our solutions for advanced forms management (Transform for Healthcare and MedEx), mobile documentation (Logical Ink) and payments allow healthcare organizations to improve business efficiencies, reduce costs and improve care quality. Leveraging our extensive experience optimizing document-driven processes, our solutions are increasingly being applied across the acute care hospital enterprise, accelerating the paper-to-electronic transition while helping our customers streamline data flows and, ultimately, capture more revenue. Our products integrate with a customer’s other critical information systems helping to fill process gaps between financial, clinical and administrative systems.

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

Our Customers

Our customers are in diverse industries including financial services, insurance, healthcare, technology, retail, communications, education, media, manufacturing and government. We provide our products and services to approximately 65 of the Fortune 100 companies and approximately 80 of the FTSE (Financial Times) 100 companies. Our customers include leading organizations such as the Australia and New Zealand Banking Group (ANZ), Bank of America Merrill Lynch, British Airways, Cigna Corporation, Lloyds Bank, Capital One, Deere and Company, Target Corporation, Johnson Controls, Inc. and Vodafone.

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

For commercial payments, cash management and online banking solutions, we primarily compete with companies such as ACI Worldwide, Fundtech, Clear2Pay, SAP AG, Q2, FIS, Fiserv, Inc. and Polaris Software that offer a wide range of financial services, including electronic banking applications. We also encounter competition to a lesser degree from Dovetail Software, Infosys Technologies, CoCoNet and Oracle Financial Services Software (i-flex), as well as companies that provide traditional treasury workstation solutions.

For our legal spend management solutions, we compete with a number of companies, including Serengeti Law, DataCert, CT TyMetrix, LexisNexis CounselLink, Mitratech, Legal Solutions Group and Computer Sciences Corporation (CSC).

For our Paymode-X solution, our competitors include JP Morgan’s Business Settlement Network (formerly Xign), SunGard and Syncada.

Our payment and document automation products compete primarily with companies that provide solutions to create, publish, manage and archive electronic documents, such as Adobe, AP Technologies and companies that offer electronic payment and laser check printing software and services, such as PaySpan, Inc., MHC Software, and ACOM Solutions in the US and Microgen and Experian in Europe. Our products also compete with companies that provide a diverse array of accounts payable automation and workflow capabilities, such as Oracle, JP Morgan’s Business Settlement Network, BasWare, Kofax, Open Text, ReadSoft, IonTrading, KnowledgeLake, Inc. and Image Information Systems, Inc. (DocuSphere). We also compete with providers of enterprise resource planning (ERP) solutions and providers of traditional payment products, including check stock and check printing software and services. In addition, some financial institutions compete with us as outsourced check printing and electronic payment service providers.

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

Hosted Solutions. Our Hosted Solutions segment provides customers with hosted SaaS offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our hosted payments and accounts payable automation solutions, including Paymode-X and SWIFT Access Service. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of intangible assets, impairment losses on equity investments, restructuring related charges and certain non-cash items related to our convertible notes. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments at predetermined rates that are established as a percentage of the segment’s budgeted revenues.

We do not track or assign our assets by operating segment.

During fiscal year 2013 we changed the internal reporting classification of certain operating lines and revised the methodology used for recording certain personnel related costs. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

The following represents a summary of our reportable segments.

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$119,677	$107,295	$103,196
Banking Solutions	68,093	58,469	51,266
Hosted Solutions	67,004	58,520	34,919

	$254,774	$224,284	$189,381

Segment measure of profit:
Payments and Transactional Documents	$30,774	$25,437	$24,774
Banking Solutions	4,683	8,671	10,227
Hosted Solutions	7,193	6,269	1,784

Total measure of segment profit	$42,650	$40,377	$36,785

A reconciliation of the measure of segment profit to our GAAP operating (loss) income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Total measure of segment profit	$42,650	$40,377	$36,785
Less:
Amortization of intangible assets	(19,549)	(15,753)	(12,662)
Stock-based compensation expense	(18,031)	(13,768)	(11,467)
Acquisition and integration related expenses	(10,827)	(1,987)	(1,677)
Restructuring charges	(1,179)	(1,609)	(1,111)
Loss on derivative instruments, net	(4,435)	—	—
Other income (expense), net	(6,922)	41	558

Income (loss) before income taxes	$(18,293)	$7,301	$10,426

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

	Fiscal Year Ended June 30,
	2013		2012		2011
	(in thousands)
United States	$167,368	65.7%	$152,358	67.9%	$129,481	68.4%
United Kingdom	79,774	31.3%	64,680	28.8%	53,743	28.4%
Continental Europe	4,311	1.7%	3,954	1.8%	3,883	2.0%
Asia-Pacific	3,321	1.3%	3,292	1.5%	2,274	1.2%

Total revenues from unaffiliated customers	$254,774	100.0%	$224,284	100.0%	$189,381	100.0%

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	Fiscal Year Ended June 30,
	2013	2012
	(in thousands)
Long-lived assets:
United States	$31,068	$19,189
United Kingdom	3,602	4,332
Continental Europe	24	5
Asia-Pacific	119	128

Total long-lived assets	$34,813	$23,654

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

Sales and Marketing

As of June 30, 2013, we employed 253 sales and marketing employees worldwide, of whom 154 were focused on the Americas markets, 94 were focused on European markets and 5 were focused on Asia-Pacific markets. We market and sell our products directly through our sales force and indirectly through a variety of channel partners and reseller relationships. We market and sell our products domestically and internationally, with an international focus on Europe and the Asia-Pacific region. We also maintain an inside sales group which provides a cost effective channel into maintaining existing customers and expanding our customer base.

Product Development and Engineering

Our product development and engineering organization includes employees as well as strategic development partners who provide a flexible supplement to our internal resources. We have three primary development groups: product design and user experience, software engineering, and quality assurance. We incurred $33.0 million, $28.7 million, and $21.9 million in product development and engineering costs in fiscal years 2013, 2012 and 2011, respectively.

Our product design and user experience team is extensively involved in the design of all of our products, driving the User-Centered Design process to ensure elegant, engaging, and easy to use products. Part of this process is user experience testing that is conducted to provide additional productivity gains for the end user. Members of this team continue to innovate and leverage contemporary design paradigms that allow our products to work on a variety of devices.

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

Backlog

At the end of fiscal year 2013, our backlog was $121.3 million, including deferred revenues of $56.3 million. At the end of fiscal year 2012, our backlog was $91.5 million, including deferred revenues of $48.4 million. We do not believe that backlog is a meaningful indicator of sales that can be expected for any future period, and there can be no assurance that backlog at any point in time will translate into revenue in any specific subsequent period.

Proprietary Rights

We rely upon a combination of patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our technology and products. We have been awarded 22 US patents and expect to receive others. The earliest year of expiration for our awarded patents is 2015.

We intend to continue to file patent applications as we identify patentable technology. There can be no assurance, however, that our existing patent applications, or any others that we may file in the future, will issue or will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the issued patents will not be challenged, invalidated or circumvented. In addition, we rely upon a combination of copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. Given the rapidly changing nature of the industry’s technology, the creative abilities of our development, marketing and service personnel may be as or more important to our competitive position as the legal protections and rights afforded by patents. We also enter into agreements with our employees and clients that seek to limit and protect our intellectual property and the distribution of proprietary information. However, there can be no assurance that the steps we have taken to protect our intellectual property will be adequate to deter misappropriation of proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our proprietary rights.

Government Regulation

Our US based banking and financial institution customers are typically regulated by the Federal Financial Institutions Examination Council (FFIEC) or one or more of their member agencies which include the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the National Credit Union Association. Our non US based banking and financial institution customers are normally subject to a similar regulatory oversight in their country of domicile. We are subject to periodic examination by the FFEIC in our capacity as a technical service provider, during which our operating practices are risk-assessed and compared against applicable laws and regulations. If we, as part of such an examination, were to receive a sufficiently unfavorable review from the FFEIC, our customers may be advised by the regulators to reassess their commercial relationships with us, including the continued use of our products.

In addition, many of our software products are utilized by customers outside the financial services industry, and those industries may be regulated by one or more national or international bodies. These regulations are often specific to the industry and jurisdiction (country, state or province) the customer conducts business in. Regulatory and compliance legislation and guidance is complex and continually evolving, particularly with respect to information security, payment technology and payment methodologies. We or our customers may become subject to new or increased regulation in the future. Accordingly, our products and services must be designed to work within the regulatory constraints under which our customers operate.

Employees

As of June 30, 2013, we had approximately 1,100 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that employee relationships are good. Our future success will depend in part on our continued ability to attract, retain and motivate highly qualified technical and managerial personnel in a highly competitive market.

Recent Developments

On August 20, 2013, we entered into a Share Purchase Agreement with SF21 SA (“Sterci”), a Swiss corporation, under which we acquired the outstanding share capital of Sterci for a cash payment of approximately $120.2 million based on current exchange rates.

On August 20, 2013, we also entered into a Share Purchase Agreement with Simplex GTP Limited (“Simplex”) to acquire the outstanding share capital of Simplex, a UK based corporation, for a cash payment of $5.4 million based on current exchange rates. We anticipate completing the Simplex acquisition during the first quarter of fiscal 2014, subject to certain Simplex shareholder approvals and other customary closing conditions.

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

Weakness or deterioration in domestic and global economic conditions could have a significant adverse impact on our business, financial condition and operating results

Our business, financial condition and operating results are significantly affected by general economic conditions. The US and global economies have experienced a significant prolonged downturn and prospects for sustained economic recovery remain uncertain. In particular, the European Union continues to face significant economic challenges, which could impede the recovery of the worldwide economy. Prolonged economic weakness or a downturn in the US and global economies could result in a variety of risks to our business, including:

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

To the extent that economic conditions remain uncertain or deteriorate, or any of the above risks occur, our business and operating results could be significantly and adversely affected.

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

As a result of our commercial banking acquisition in March 2012, we entered a new customer market and broadened our solution set to address the unique customer demands of this market; these initiatives require significant investment and may not be successful

In March 2012, we acquired substantially all of the assets and related operations of Intuit Inc.’s (Intuit) commercial banking business. In connection with this acquisition, we broadened our overall banking business in a number of important ways, including:

•	broadened our overall solution set to include a focus on medium-sized and small banks and financial institutions, an initiative that requires significant product investment;

•

accelerated the development of our overall solution set to SaaS-based offerings, which requires ongoing investment in our hosted infrastructure, including data security and disaster recovery capabilities; and

•	grew our global sales and marketing resources to be able to capitalize on the significant customer opportunity that we see in these markets.

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

We continue to make significant investments in existing products and new product offerings, which can adversely affect our operating results; these investments may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance our existing product offerings as well as to develop new product offerings to meet strategic opportunities as they evolve. Our operating results have recently been affected by increases in product development expenses as we have continued to make investments in our hosted, banking and accounts payable automation products. We may at any time, based on product needs or marketplace demands, decide to significantly increase our product development expenditures. We expect to continue to make significant investments in our Paymode-X, legal spend management, and our banking products during fiscal year 2014. Investments in existing products and new product offerings can have a negative impact on our operating results and any new product enhancement or offering may not be accepted in the marketplace or generate material revenues.

Our future financial results will be affected by our success in selling our products in a subscription and transaction revenue model, which carries with it certain risks

A substantial portion of our revenues and profitability were historically generated from perpetual software license revenues, however we are offering a growing number of our products under a subscription and transaction based revenue model. We believe this model has certain advantages over a perpetual license model, including better predictability of revenue; however, it also presents a number of risks to us, including the following:

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

Acquisitions could disrupt our business and harm our financial condition

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. In August 2013, we acquired Sterci and announced our pending acquisition of Simplex, which we expect to complete during the first quarter of fiscal year 2014. In February 2013, we acquired Prilos AG, a long-time reseller of our document automation products in the German marketplace. In October 2012, we acquired the assets of 5280 Dynamic Solutions LLC, a US-based software company. In September 2012, we acquired Albany Software, Ltd., a UK-based software company. In March 2012, we acquired substantially all of the assets and related operations of Intuit’s commercial banking business. In November 2011, we acquired IDT, Ltd., with operations in the UK. We may in the future acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	inability to retain key personnel of the acquired company;

•	inadequacy of existing operating, financial and management information systems to support the combined organization or new operations;

•	write-offs related to impairment of goodwill and other acquired assets;

•	entrance into markets and operating geographies in which we have no or limited prior experience or knowledge;

•	diversion of management’s focus from our core business concerns;

•	dilution to existing stockholders and our earnings per share;

•	incurrence of substantial debt;

•	exposure to litigation from third parties, including claims related to intellectual property or other assets acquired or liabilities assumed; and

•	failure to realize anticipated benefits of the transaction due to the above factors or other factors.

Any such difficulties encountered as a result of any merger, acquisition or strategic investment could have a material adverse effect on our business, operating results and financial condition.

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At June 30, 2013, the carrying value of our goodwill and our other intangible assets was approximately $109 million and $83 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2013 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have operations in the US, Canada, UK, Australia, New Zealand, France and Germany, and with our August 2013 acquisition of Sterci, Switzerland. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom, continental Europe and the Asia-Pacific region. During the twelve months ended June 30, 2013, approximately 37% of our revenues and 28% of our operating expenses were attributable to customers or operations located outside of North America. We anticipate the percentage of revenues and operating expenses from outside North America will increase as a result of our August 2013 acquisition of Sterci. During the twelve months ended June 30, 2013 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased slightly. We anticipate that foreign currency exchange rates may continue to fluctuate in the near term. Appreciation of the US Dollar against the British Pound Sterling, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

Because we recognize subscription revenue from our customers over the term of their agreements, downturns or upturns in sales of our subscription based offerings will not be immediately reflected in our operating results

We recognize subscription revenue over the term of our customer agreements. As a result, most of our subscription revenue arises from agreements entered into during previous periods. Consequently, a shortfall in orders for our subscription based solutions in any one period may not significantly reduce our subscription revenue for that period, but could negatively affect revenue in future periods. In addition, we may be unable to quickly reduce our cost structure in response to a decrease in these orders. Accordingly, the effect of downturns in sales of our subscription based solutions will not be fully reflected in our results of operations until future periods. A subscription revenue model also makes it difficult for us to rapidly increase our revenue through additional subscription sales in any one period, as revenue is generally recognized over the applicable customer term.

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

We depend on employees who are skilled in payment, cash and document management and invoice presentment methodologies, business banking solutions and Web and other technologies

Our success depends upon the efforts and abilities of our executive officers and technical and sales employees who are skilled in e-commerce, payment methodology and regulation, business banking technologies, and Web, database and network technologies. Our current key employees and employees whom we seek to hire in order to support our growth are in high demand within the marketplace and many competitors, customers and industry organizations are able to offer considerably higher compensation packages than we currently provide. The loss of one or more of our key employees or our failure to attract and retain sufficient qualified employees to grow our operations could have a material adverse effect on our business. In addition, we do not maintain key man life insurance policies on any of our employees and our employees are generally free to terminate their employment with us at any time. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

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

Our business could be subject to future legal or regulatory actions, which could have a material adverse effect on our operating results

Our software products and SaaS offerings facilitate the transmission of business documents and information including, in some cases, confidential data related to individuals, corporations as well as their payments, invoices and cash management. Our software products and certain of our SaaS offerings store and transmit this data electronically, and therefore our products must operate within the laws, regulations and industry standards regarding security, data protection and electronic commerce. While we believe that we are in compliance with applicable current regulatory requirements, there can be no assurance that future legal or regulatory actions will not impact us. To the extent that current or future regulatory or legal developments mandate a change in any of our products or services, require us to comply with any industry specific licensing or compliance requirements, alter the demand for or the competitive environment of our products and services or require us to make material changes to our internal operating, financial or management information systems, we might not be able to respond to such requirements in a timely or cost effective manner. If this were to occur, our business, operating results and financial condition could be materially adversely affected.

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

Prior to January 17, 2013 we were required to settle any conversions of the notes entirely in cash. As such, for periods prior to January 17, 2013 we accounted for the notes conversion feature as a derivative instrument and recorded changes in fair value of that instrument through earnings.

Prior to January 17, 2013 the convertible note hedge transactions were also accounted for as derivatives with changes in fair value reflected in earnings.

As a result of the approval to increase the number of authorized shares of our common stock, via a special meeting of our stockholders on January 17, 2013, the derivative instruments arising from the note transaction were reclassified to equity, at which point we were no longer subject to earnings volatility based on changes in the fair value of these instruments. At June 30, 2013 we continued to meet all of the equity classification requirements. However, if we do not continue to satisfy all of the criteria required for equity classification, the conversion option and the convertible note hedge transactions would be reclassified out of equity and be subject to re-measurement as a derivative instrument. Changes in fair value resulting from any such re-measurement would be reflected in earnings.

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

Our level of indebtedness may limit our financial flexibility

At June 30, 2013 we had total consolidated indebtedness of approximately $189.8 million and unrestricted cash and marketable securities of $284.0 million and $9.5 million respectively. Our level of indebtedness affects our operations in several ways, including the following:

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

The following table sets forth the location, operating segment(s) and approximate square footage of each of the principal properties used by us during fiscal year 2013. Our Portsmouth, New Hampshire facility serves as our corporate headquarters and is used by employees associated with all of our operating segments in addition to our management, administrative, sales and marketing and customer support teams. All properties, except as noted below, are leased under operating leases.

Location	Operating Segment(s)	Approximate Square Feet
North America:
Alpharetta, Georgia	Payments and Transactional Documents and Banking Solutions	26,000
Great Neck, New York	All operating segments	13,000
Marlton, New Jersey	Hosted Solutions	4,000
Morrisville, North Carolina	Payments and Transactional Documents	4,000
Portland, Maine	Hosted Solutions	27,000
Portsmouth, New Hampshire	All operating segments	84,000
Wilton, Connecticut	Hosted Solutions	13,000

Europe:
Alton, England	Payments and Transactional Documents	12,000
Hertford, England	Payments and Transactional Documents	12,000
London, England	All operating segments	9,000
Reading, England(1)	All operating segments	28,000

Asia-Pacific:
Melbourne, Australia	Payments and Transactional Documents and Banking Solutions	4,000

(1)	We own 16,000 square feet in Reading, England currently used as our European headquarters.

Item 3.	Legal Proceedings.

On February 12, 2013, R&N Check Corp (R&N) filed a lawsuit against us in the Superior Court of Rockingham County, New Hampshire. The lawsuit alleges breach of contract in connection with a patent purchase and settlement agreement that we entered into in January 2006 and seeks unspecified damages and recovery of legal costs. On March 18, 2013, we removed the lawsuit to the United States District Court for the District of New Hampshire and R&N thereafter filed a motion to remand to the New Hampshire state court. The parties attempted to resolve the matter through mediation in June 2013 but this was not successful. A trial date has tentatively been set for June 2014. We intend to vigorously defend ourselves in this matter and do not currently believe that the outcome of this action will have a material adverse consequence on our financial statements.

Item 4.	Mine Safety Disclosures.

Not applicable

Executive Officers and Other Key Employees of the Registrant

Our executive officers and other key employees and their respective ages as of August 29, 2013, are as follows:

Name	Age	Positions
Robert A. Eberle	52	President, Chief Executive Officer and Director
Kevin M. Donovan	43	Chief Financial Officer and Treasurer
Nigel K. Savory	46	Managing Director, Europe
Richard A. Bell	48	Senior Vice President and General Manager, Financial Process Solutions, North America
Karen S. Brieger	41	Vice President, Human Resources
Eric A. Campbell	56	Chief Technology Officer
Norman J. Deluca	52	Managing Director, Banking and Financial Services
Paul J. Fannon	45	Group Sales Director, Europe
Thomas D. Gaillard	50	Senior Vice President and General Manager, Cloud Payment Services
John F. Kelly	55	General Manager, Legal Solutions
John J. Mason	43	Chief Information Officer
Andrew J. Mintzer	51	Executive Vice President, Product Strategy and Customer Delivery
Jessica Pincomb Moran	39	Vice President, Client Services
Eric K. Morgan	43	Senior Vice President, Global Controller
David G. Sweet	50	Executive Vice President, Strategy and Corporate Development

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

Andrew J. Mintzer has served as Executive Vice President, Product Strategy and Delivery since July 2013 and as Senior Vice President, Product Strategy and Delivery from November 2007 through June 2013.

Jessica Pincomb Moran has served as Vice President, Client Services since June 2011. From February 2008 through May 2011, Ms. Moran served as Vice President, Corporate Services. From July 2007 through January 2008, Ms. Moran served as Vice President, Worldwide Operations at Enterasys Networks.

Eric K. Morgan has served as Controller since September 2000.

David G. Sweet has served as Executive Vice President, Strategy and Corporate Development since March 2013. From October 2010 through October 2012, Mr. Sweet served as a strategy and business development executive for IBM’s Enterprise Marketing Management group. From April 2005 through October 2010, Mr. Sweet served as Senior Vice President of Corporate Development at Unica Corporation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Global Select Market under the symbol EPAY. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ Global Select Market.

Period	High	Low
Fiscal 2012
First quarter	$26.57	$17.73
Second quarter	$25.41	$19.00
Third quarter	$29.90	$22.61
Fourth quarter	$28.38	$16.96
Fiscal 2013
First quarter	$25.67	$17.75
Second quarter	$27.06	$22.17
Third quarter	$29.82	$25.85
Fourth quarter	$29.18	$24.62

As of August 20, 2013, there were approximately 453 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on August 20, 2013 was $29.79. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

We have never paid dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock for the foreseeable future.

The following table provides information about purchases by us of our common stock during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
April 1, 2013 – April 30, 2013	—	$—	—	$16,562,000
May 1, 2013 – May 31, 2013	—	$—	—	$16,562,000
June 1, 2013 – June 30, 2013	—	$—	—	$16,562,000

Total	—	$—	—	$16,562,000

(1)	In May 2012, our board of directors authorized a repurchase program for up to $20 million of our common stock. This repurchase program replaces the program that had been in place since April 2008.

Stock Performance Graph

The stock performance graph below compares the percentage change in cumulative stockholder return on our common stock for the period from June 30, 2008 through June 30, 2013, with the cumulative total return on The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index.

This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on June 30, 2008), The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index on June 30, 2008, and assumes dividends, if any, are reinvested.

The stock price performance shown on the following graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Bottomline Technologies (de), Inc., the NASDAQ Composite Index,

and the NASDAQ Computer & Data Processing Index

*	$100 invested on 6/30/08 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

	6/08	6/09	6/10	6/11	6/12	6/13
Bottomline Technologies (de), Inc.	100.00	92.60	133.92	253.96	185.51	259.92
NASDAQ Composite	100.00	80.56	93.30	124.28	132.47	155.74
NASDAQ Computer & Data Processing	100.00	86.10	89.94	118.93	124.00	147.18

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

The classification of certain personnel costs were reclassified from cost of sales to sales and marketing expense. This reclassification changed our gross profit and total operating expenses but did not affect our consolidated revenues, operating (loss) income, or net (loss) income. For fiscal years 2012, 2011 and 2010 the reclassification was $0.7 million, $0.5 million and $0.3 million respectively. To provide consistent presentation of the measurement of cost of revenues and operating expenses, these changes, while not significant, are reflected for all periods presented.

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Subscriptions and transactions	$118,016	$85,005	$55,133	$41,421	$31,196
Software licenses	22,546	17,562	16,547	13,607	13,309
Service and maintenance	106,389	113,832	108,930	94,379	84,220
Equipment and supplies	7,823	7,885	8,771	8,583	9,289

Total revenues	254,774	224,284	189,381	157,990	138,014
Cost of revenues:
Subscriptions and transactions	64,101	41,266	29,478	20,237	15,272
Software licenses	2,399	2,082	1,352	1,082	821
Service and maintenance	46,788	51,559	47,975	40,772	37,873
Equipment and supplies	5,998	6,280	6,880	6,515	6,875

Total cost of revenues	119,286	101,187	85,685	68,606	60,841

Gross profit	135,488	123,097	103,696	89,384	77,173
Operating expenses:
Sales and marketing	62,825	49,902	39,802	34,328	32,517
Product development and engineering	32,974	28,687	21,862	18,858	20,096
General and administrative	27,076	21,495	19,502	16,383	20,915
Amortization of intangible assets	19,549	15,753	12,662	13,214	15,563

Total operating expenses	142,424	115,837	93,828	82,783	89,091

Income (loss) from operations	(6,936)	7,260	9,868	6,601	(11,918)
Other income (expense), net	(11,357)	41	558	(93)	443

Income (loss) before income taxes	(18,293)	7,301	10,426	6,508	(11,475)
Income tax provision (benefit)	(3,898)	5,596	(25,467)	2,554	813

Net income (loss)	$(14,395)	$1,705	$35,893	$3,954	$(12,288)

Basic net income (loss) per common share	$(0.41)	$0.05	$1.13	$0.15	$(0.51)
Diluted net income (loss) per common share	$(0.41)	$0.05	$1.07	$0.15	$(0.51)

Shares used in computing basic net income (loss) per share	35,444	34,268	31,660	25,552	24,044

Shares used in computing diluted net income (loss) per share	35,444	35,244	33,453	26,696	24,044

Non-GAAP presentation:
Income (loss) before provision for income taxes	$(18,293)	$7,301	$10,426	$6,508	$(11,475)
Amortization of intangible assets	19,549	15,753	12,662	13,214	15,563
Stock compensation expense	18,031	13,768	11,467	8,956	9,498
Acquisition and integration related expenses	10,827	1,987	1,677	585	581
Restructuring charges	1,179	1,609	1,111	(52)	1,548
Loss on derivative instruments, net	4,435	—	—	—	—
Non-cash interest expense	5,980	—	—	—	—
Income tax (provision) benefit	3,898	(5,596)	25,467	(2,554)	(813)
Release of US tax valuation allowance	—	—	(27,394)	—	—

Non-GAAP net income	$45,606	$34,822	$35,416	$26,657	$14,902

The non-GAAP presentation above consists of a reconciliation of our net income or loss before income taxes to a measure of non-GAAP net income or loss. We present this supplemental information in the form of non-GAAP financial measures, which exclude certain items—specifically amortization of intangible assets, stock compensation expense, acquisition and integration related expenses, restructuring charges, impairment losses on equity investments, non-core charges associated with the convertible notes we issued in December 2012 and the release of our US tax valuation allowance. Acquisition and integration related expenses include legal and professional fees and other direct transaction costs associated with our business and asset acquisitions, costs associated with integrating acquired businesses, including costs for transitional employees or services, integration related professional services costs and other charges we incur as a direct result of our acquisition and integration efforts. Non-core charges associated with our convertible notes consist of non-cash interest expense as well as gains or losses on derivative instruments arising from the notes. We believe that this supplemental, non-GAAP presentation is useful to investors because it allows for an evaluation of the Company with a focus on the performance of its core operations, including more meaningful comparisons of our financial results to historical periods and to the financial results of less acquisitive peer and competitor companies. Our executive management team, including our chief operating decision maker, uses this same non-GAAP measure internally to assess the on-going performance of the Company. Additionally, we use the same information for planning purposes, including the preparation of our operating budgets, and in communications with our board of directors in respect of financial performance.

Since the presentation above is not a GAAP measurement of financial performance there are material limitations to its usefulness on a stand alone basis, including the lack of comparability of this presentation to the GAAP financial results of other companies. Accordingly the non-GAAP information should not be used in isolation from, or as a substitute for, our GAAP results.

	Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$283,552	$124,801	$111,953	$122,758	$50,255
Marketable securities	9,525	61	64	51	48
Working capital	280,563	118,356	100,673	104,705	30,678
Total assets	585,522	392,371	363,334	269,382	183,151
Long-term debt (including capital leases) (1)	138,582	—	96	20	125
Total stockholders’ equity	356,749	314,186	285,674	210,391	120,549

(1)	Our long-term debt as of June 30, 2013 consists of our convertible notes. The convertible notes are shown on our Consolidated Balance Sheet at a carrying value of $138.6 million at June 30, 2013 which represents the principal balance of $189.8 million less unamortized discount of $51.2 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide cloud-based payment, invoice and banking solutions to banks, corporations, insurance companies and financial institutions around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, cash management, invoice receipt and approval, collections, risk mitigation, document management, reporting and document archive. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. Historically our software was sold predominantly on a perpetual license basis. However, a growing portion of our offerings are being sold as SaaS-based solutions and paid for on a subscription and transaction basis.

We operate a cloud-based network that facilitates the exchange of electronic payments and invoices between buyers and their suppliers. We offer hosted and on-premise solutions that banks use to provide cash management and treasury capabilities to their business customers, as well as SWIFT financial messaging services for banks and corporations around the world. We offer legal spend management solutions that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents.

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

Convertible Note Offering

In December 2012, we raised approximately $167 million in net proceeds upon completion of an underwritten public offering of convertible senior notes (the Notes). The Notes pay semi-annual interest at a rate of 1.50% per annum on the $189.8 million aggregate principal balance and mature in December 2017. We are required to settle the principal balance of the Notes in cash upon conversion or maturity, however as of January 17, 2013, we are permitted to settle any conversion obligation in excess of the principal balance in either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

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

We intend to use the net offering proceeds for general corporate purposes which may include the acquisition of businesses or assets, or working capital needs. Refer to Note 10 and Note 11 of the accompanying consolidated financial statements for a complete discussion of these transactions and their accounting implications.

Recent Acquisitions

In February 2013, we acquired Prilos AG (Prilos), a long-time reseller of our document automation products in the German marketplace for cash of €0.5 million (approximately $0.7 million based on exchange rates in effect at the acquisition date).

In October 2012, we acquired the assets of 5280 Dynamic Solutions LLC (5280), a US based software company, in exchange for a cash payment of $1.6 million. The acquisition provides us with new technology with which we intend to expand our product offerings to include SharePoint-based document management solutions for accounts payable automation and other document-centric business needs.

In September 2012, we completed the acquisition of Albany Software Ltd. (Albany), a UK based corporation for a cash payment of £20 million (approximately $32 million based on exchange rates in effect at the acquisition date). Albany is one of the UK’s leading BACS solution providers, and their solutions are used by more than 5,000 businesses to streamline, automate and manage processes involving the collection of direct debits and electronic payments.

Financial Highlights

For fiscal year 2013, our revenue increased to $254.8 million from $224.3 million in the prior year. This revenue increase was attributable to revenue increases in our Payments and Transactional Documents segment ($12.4 million), our Banking Solutions segment ($9.6 million) and our Hosted Solutions segment ($8.5 million). The revenue increase in our Payments and Transactional Documents segment was related to higher European revenue in our payment and document automation products, principally due to additional revenue from our fiscal year 2013 acquisition of Albany. The Banking Solutions segment’s revenue increase was primarily due to the revenue from our commercial banking products acquired in March 2012. The increased revenue contribution from our legal spend management solutions, our SWIFT Access Service solution and our Paymode-X solution accounted for the majority of the revenue increase in our Hosted Solutions segment.

We had net loss of $14.4 million in the fiscal year ended June 30, 2013 compared to net income of $1.7 million in the prior year. Our fiscal 2013 year net loss included the impact of $7.6 million of interest expense and $4.4 million of expense related to a loss on derivative instruments, both related to our convertible debt. The 2013 net loss reflected the impact of increased operating expenses of $26.6 million offset, in part, by increased gross margins of $12.4 million. The increases in our operating expense categories were due primarily to increased employee related costs as we continued to grow our business and the operating impact of our recent acquisitions, including the impact of intangible asset amortization expense. The increase in our gross margin was driven primarily by revenue increases across all operating segments.

In fiscal year 2013, we derived approximately 37% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

We expect future revenue growth to be driven by our banking products, our legal spend management, SWIFT Access Service and Paymode-X solutions.

Our customers operate in many different industries, a diversification that we believe helps us in a challenging economic climate. Additionally, we believe that our recurring and subscription revenue base helps position us defensively against any short term economic downturn. While we believe that we continue to compete favorably in all of the markets we serve, ongoing or worsening economic stresses could negatively impact our business in the future.

Revenue Sources

Our revenues are derived from multiple sources and are reported under the following classifications:

•

Subscriptions and Transactions Fees. We derive subscriptions and transactions fees from a number of sources, principally our SaaS offerings such as our legal spend management, Paymode-X, SWIFT Access Service and commercial banking solutions. Subscription revenues are typically recognized on a ratable basis over the subscription period. Transaction revenues are typically recorded at the time transactions are processed. Some of our SaaS products require customers to pay non-refundable set up or installation fees. In these cases, since the up-front fees do not represent a separate revenue earnings process, these fees are deferred and recognized as revenue over the estimated life of the customer relationship, which is generally between five and seven years. A significant part of our focus remains on growing the revenue contribution from our SaaS offerings and subscriptions and transactions based revenue streams.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. These critical accounting policies and estimates relate to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired deferred revenue and income taxes. These critical policies and our procedures related to these policies are discussed below. In addition, refer to Note 2 to the accompanying consolidated financial statements for a discussion of all of our significant accounting policies.

Revenue Recognition

Software Arrangements

We recognize revenue on our software license arrangements when four basic criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectability is probable. We consider a fully executed agreement or a customer purchase order to be persuasive evidence of an arrangement. Delivery is deemed to have occurred upon transfer of the product to the customer or the completion of services rendered. We consider the arrangement fee to be fixed and determinable if it is not subject to adjustment and if the customer has not been granted extended payment terms. Excluding our long term contract arrangements for which revenue is recorded on a percentage of completion basis, extended payment terms are deemed to be present when any portion of the software license fee is due in excess of 90 days after the date of product delivery. In arrangements that contain extended payment terms, software revenue is recorded as customer payments become contractually due, assuming all other revenue recognition criteria have been met. We consider the arrangement fee to be probable of collection if our internal credit analysis indicates that the customer will be able to pay contractual amounts as they become due.

Our software arrangements often contain multiple revenue elements, such as software licenses, professional services, hardware and post-contract customer support. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met which, excluding post-contract customer support, is typically upon delivery. Revenue for post-contract customer support agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor specific objective evidence (VSOE). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. We do not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license according to the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is recognized upon delivery of that element. Any remaining arrangement fee is then allocated to the software license. This has the effect of allocating any sales discount inherent in the arrangement to the software license fee.

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

We have historically used the percentage of completion method of accounting for our long-term contracts, as we believe that we can make reasonably reliable estimates of progress toward completion. Progress is measured based on labor hours, as measured at the end of each reporting period, as a percentage of total expected labor hours. Accordingly, the revenue we record in any reporting period for arrangements accounted for on a percentage of completion basis is dependent upon our estimates of the remaining labor hours that will be incurred in fulfilling our contractual obligations. Our estimates at the end of any reporting period could prove to be materially different from final project results, as determined only at subsequent stages of project completion. To mitigate this risk, we solicit the input of our project professional staff on a monthly basis, as well as at the end of each financial reporting period, for purposes of evaluating cumulative labor hours incurred and verifying the estimated remaining effort to completion; this ensures that our estimates are always based on the most current projections available.

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

For arrangements consisting of multiple elements, revenue is allocated to each element based on a selling price hierarchy. The selling price of each element is based on VSOE if available, third-party evidence (TPE) if VSOE is not available or estimated selling price (ESP) if neither VSOE nor TPE are available. The residual method of allocation in a non-software arrangement is not permitted and, instead, arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable based on the proportion of each deliverable’s selling price to the total arrangement fee. We are typically unable to establish TPE, which is based on the selling price charged by unrelated third-party vendors for similar deliverables when they are sold separately, as we are generally unable to obtain sufficient information on actual vendor selling prices to substantiate TPE. The objective of ESP is to estimate the price at which we would transact if the deliverable were sold separately rather than as part of a multiple element arrangement. Our determination of ESP considers several factors including actual selling prices for similar transactions, gross margin expectations and our ongoing pricing strategy. We formally analyze our ESP determinations on at least an annual basis.

Goodwill and Intangible Assets

Acquired goodwill and intangible assets are initially recorded at fair value and measured periodically for impairment. We performed our annual impairment test of the carrying value of our goodwill for fiscal 2013 during our fourth quarter, which is consistent with the historic timing of our annual goodwill impairment review. Based on this review, we concluded that there was no goodwill impairment. Our analysis was performed at the reporting unit level, which requires an estimate of the fair value of each reporting unit. Based on the results of this review, we concluded that none of our reporting units were impaired. However, there can be no assurance that there will not be impairment charges in subsequent periods as a result of our future impairment reviews. To the extent that future impairment charges occur, it would likely have a material impact on our financial results. At June 30, 2013, the carrying value of goodwill for all of our reporting units was approximately $109 million.

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

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At June 30, 2013, the carrying value of our intangible assets, excluding goodwill, was approximately $83 million. As a result of our fiscal 2013 impairment review, we concluded that none of these assets were impaired.

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

Additionally, we are required to estimate the acquisition date fair value of acquired deferred revenue that we assume as part of any acquisition. The acquisition date fair value of deferred revenue is estimated based on the historical and projected costs we expect to incur in fulfilling the obligations, plus a normal profit margin. These cost estimates exclude amounts relating to any selling effort, since those costs would have been incurred by the predecessor company rather than by us. In the case of acquired software maintenance contracts, the cost estimates also exclude any ongoing research and development expenses associated with product upgrades since these amounts typically do not represent a legal obligation that we assume at the time of acquisition.

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

The Notes we issued in December 2012 will result in a significant future expense burden to our US operations, particularly related to interest expense (and in particular, non-cash interest expense as the debt is accreted to the principal amount due upon maturity). In making our assessment of US deferred tax asset recoverability at June 30, 2013, we considered our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of a specific tax planning action that we believe will provide a significant future source of US taxable income. Based on our analysis, we concluded that it was more likely than not that our deferred tax assets will be recovered. However, if we are unable to generate future US taxable income sufficient to overcome the expense burden of the Notes, all or a portion of our US deferred tax assets might become impaired which would give rise to the recognition of significant deferred tax expense in the period in which that determination was made.

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

In September 2011, the FASB issued authoritative guidance permitting companies to use a series of qualitative assessments to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance an entity is not required to calculate the fair value of a reporting unit unless, based on a qualitative assessment, it is more likely than not that a reporting unit’s fair value is less than its carrying amount. However, an entity always has the option to perform a full quantitative assessment. The guidance includes examples of events and circumstances for an entity to consider in performing the qualitative assessment and is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted this standard during our fiscal year 2013, beginning on July 1, 2012 and it did not have a material impact on us as we continued to perform a full quantitative assessment with respect to the fair value of our reporting units.

In February 2013, the FASB issued an accounting standards update which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. We will adopt this guidance effective July 1, 2013 and do not expect that the adoption of this standard will have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued an accounting standards update which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted. We do not expect the adoption of this standard to significantly impact our consolidated financial statements.

In June 2013, the Emerging Issues Task Force (EITF) reached final consensus on the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. This topic addresses the balance sheet presentation of a liability for an unrecognized tax benefit when settlement of the liability with the taxing authority would otherwise reduce a deferred tax asset for a net operating loss or tax credit carryforward under the provisions of the tax law. The EITF affirmed that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforward when settlement in this manner is permissible under the tax law. This standard is applicable for annual periods beginning after December 31, 2013, and for interim periods within those annual periods. Accordingly, we will apply this standard beginning July 1, 2014, the first quarter of our 2015 fiscal year. We do not anticipate that this will have a material impact on our financial statements.

Results of Operations

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Banking Solutions and Hosted Solutions.

During fiscal year 2013 we changed the internal reporting classification of certain operating lines and revised the methodology used for recording certain personnel related costs. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

The following tables represent our segment revenues and our segment measure of profit:

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$119,677	$107,295	$12,382	11.5
Banking Solutions	68,093	58,469	9,624	16.5
Hosted Solutions	67,004	58,520	8,484	14.5

	$254,774	$224,284	$30,490	13.6

Segment measure of profit:
Payments and Transactional Documents	$30,774	$25,437	$5,337	21.0
Banking Solutions	4,683	8,671	(3,988)	(46.0)
Hosted Solutions	7,193	6,269	924	14.7

Total measure of segment profit	$42,650	$40,377	$2,273	5.6

A reconciliation of the measure of segment profit to our GAAP (loss) income before the provision for income taxes is as follows:

	Fiscal Year Ended June 30,
	2013	2012
	(in thousands)
Total measure of segment profit	$42,650	$40,377
Less:
Amortization of intangible assets	(19,549)	(15,753)
Stock-based compensation expense	(18,031)	(13,768)
Acquisition and integration related expenses	(10,827)	(1,987)
Restructuring charges	(1,179)	(1,609)
Loss on derivative instruments, net	(4,435)	—
Other income (expense), net	(6,922)	41

Income (loss) before income taxes	$(18,293)	$7,301

Payments and Transactional Documents. The revenue increase for the fiscal year ended June 30, 2013 compared to the prior fiscal year was primarily attributable to increases in software licenses revenue of $5.0 million, increases in professional services revenue of $3.7 million, increases in maintenance revenue of $2.9 million and increases in subscriptions and transactions revenue of $0.9 million partially offset by a decrease of $0.1 million in equipment and supplies revenue. The increases were primarily attributable to increased European revenue in our payment and document automation products as a result of our acquisition of Albany. The increased revenue includes the unfavorable effect of foreign exchange rates of approximately $0.6 million primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the prior fiscal year. The segment profit increase of $5.3 million for the fiscal year ended June 30, 2013 compared to the prior fiscal year was primarily attributable to the overall increase in revenue as well as increased subscriptions and transactions gross margins in North America and increased service gross margins in payment and document automation products in Europe. The increased gross margin was offset in part by increased operating expenses primarily related to increased sales and marketing costs. We expect revenue and profit for the Payments and Transactional Documents segment to increase in fiscal year 2014 as a result of increased sales of our payment and document automation solutions and continued expansion of gross margins.

Banking Solutions. The revenue increase in our Banking Solutions segment for the fiscal year ended June 30, 2013 compared to the prior fiscal year was primarily due to an increase of $22.4 million in subscriptions and transactions revenue and a $1.2 million increase in maintenance revenue, partially offset by a decrease of $14.0 million in professional services revenue. The increased subscriptions and transactions revenue was due primarily to the revenue from our commercial banking business, which we acquired in March 2012. The decrease in professional services revenue was primarily the result of large banking projects that were completed in fiscal year 2012. The segment profit decrease of $4.0 million for the fiscal year ended June 30, 2013 compared to the prior fiscal year was primarily attributable to increased operating expenses of $9.8 million due to headcount related expenses largely associated with our commercial banking acquisition and increased product development initiatives, partially offset by improved gross margins driven by the increase in revenue. We expect revenue for the Banking Solutions segment to increase in fiscal year 2014 as a result of the contribution of revenue from our banking products. We expect profit to remain relatively consistent as a result of our continued investment in our cloud-based banking solutions.

Hosted Solutions. The revenue increase in our Hosted Solutions segment for the fiscal year ended June 30, 2013 compared to the prior fiscal year was primarily due to increased revenue from our legal spend management solutions, our SWIFT Access Service solution and our Paymode-X solution. The segment profit increased $0.9 million for the fiscal year ended June 30, 2013 compared to the prior fiscal year due primarily to improved subscriptions and transactions gross margins in Europe. The gross margin improvement was partially offset by increased operating expenses associated with increased sales and marketing and product development headcount related expenses as we continued to develop and promote our newer products. We expect revenue for the Hosted Solutions segment to increase in fiscal year 2014 as a result of increased revenue from our legal spend management, SWIFT Access Service and Paymode-X solutions and as a result of our acquisition of Sterci. We expect profit to increase during fiscal year 2014 as we leverage the incremental revenue from these offerings.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Revenues:
Subscriptions and transactions	$118,016	$85,005	$33,011	38.8
Software licenses	22,546	17,562	4,984	28.4
Service and maintenance	106,389	113,832	(7,443)	(6.5)
Equipment and supplies	7,823	7,885	(62)	(0.8)

Total revenues	$254,774	$224,284	$30,490	13.6

Subscriptions and Transactions. The increase in subscriptions and transactions revenues was due to increases in the revenue contribution from our Hosted Solutions segment of $9.7 million, our Banking Solutions segment of $22.4 million and our Payments and Transactional Documents segment of $0.9 million. The Hosted Solutions segment revenue increase was driven primarily by our legal spend management, Paymode-X and SWIFT Access Service solutions. The Banking Solutions segment revenue increase was driven primarily by our commercial banking acquisition. We expect subscriptions and transactions revenues to increase in fiscal year 2014 primarily as a result of the revenue contribution from our SWIFT Access, Paymode-X, and legal spend management solutions and as a result of our acquisition of Sterci.

Software Licenses. The increase in software license revenues was primarily attributable to an increase of $5.0 million in our Payments and Transactional Documents segment driven primarily by our acquisition of Albany Software in Europe. We expect software license revenues to remain relatively consistent in fiscal year 2014.

Service and Maintenance. The decrease in service and maintenance revenues was primarily the result of a decrease in professional services revenues of $14.0 million within our Banking Solutions segment as the result of the completion of several large projects in fiscal year 2012, partially offset by an increase in service and maintenance revenue from our European operations of $4.7 million. We expect that service and maintenance revenues will increase in fiscal year 2014 as a result of our acquisition of Sterci.

Equipment and Supplies. Equipment and supplies revenues remained consistent in 2013 as compared to 2012 and we expect that equipment and supplies revenues will remain relatively consistent in fiscal year 2014.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$64,101	$41,266	$22,835	55.3
Software licenses	2,399	2,082	317	15.2
Service and maintenance	46,788	51,559	(4,771)	(9.3)
Equipment and supplies	5,998	6,280	(282)	(4.5)

Total cost of revenues	$119,286	$101,187	$18,099	17.9

Gross profit	$135,488	$123,097	$12,391	10.1

Subscriptions and Transactions. Subscriptions and transactions costs increased to 54% of subscriptions and transactions revenues for the fiscal year ended June 30, 2013 as compared to 49% of subscriptions and transactions revenues in the fiscal year ended June 30, 2012. The increase in subscriptions and transactions costs as a percentage of revenue was due to gross margin deterioration within our Banking Solutions segment, primarily related to the impact of the commercial banking acquisition, partially offset by improved margins in our SWIFT Access Service solutions within our Hosted Solutions segment. We expect that subscriptions and transactions costs will decrease as a percentage of subscriptions and transactions revenue in fiscal year 2014.

Software Licenses. Software license costs remained consistent at 11% of software license revenues for the fiscal year ended June 30, 2013 as compared to 12% of software license revenues in the fiscal year ended June 30, 2012 and we expect that software license costs will remain relatively consistent as a percentage of software license revenues in fiscal year 2014.

Service and Maintenance. Service and maintenance costs remained consistent at 44% of service and maintenance revenues for the fiscal year ended June 30, 2013 as compared to 45% for the prior fiscal year. We expect that service and maintenance costs will increase as a percentage of service and maintenance revenues in fiscal year 2014 as a result of our acquisition of Sterci.

Equipment and Supplies. Equipment and supplies costs decreased slightly to 77% of equipment and supplies revenues for the fiscal year ended June 30, 2013 as compared to 80% of equipment and supplies revenues for the prior fiscal year. The slight decrease in costs as a percentage of revenue was due to a larger mix of higher margin transactions within North America and Europe. We expect that equipment and supplies costs will remain relatively consistent as a percentage of equipment and supplies revenues in fiscal year 2014.

Operating Expenses

	Fiscal Year Ended June 30,		Increase Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Operating expenses:
Sales and marketing	$62,825	$49,902	$12,923	25.9
Product development and engineering	32,974	28,687	4,287	14.9
General and administrative	27,076	21,495	5,581	26.0
Amortization of intangible assets	19,549	15,753	3,796	24.1

Total operating expenses	$142,424	$115,837	$26,587	23.0

Sales and Marketing. Sales and marketing expenses increased $12.9 million in the fiscal year ended June 30, 2013 as compared to the fiscal year ended June 30, 2012 principally due to an increase in headcount related costs of $10.4 million, travel related costs of $0.9 million and professional services and contract employees of $0.4 million due to the impact of our recent acquisitions and the impact of additional resources we hired to sell and promote our newer products, particularly within our Banking Solutions segment. In addition, we recognized approximately $0.5 million of sales and marketing related acquisition and integration expenses during fiscal year 2013 compared to $0.3 million in fiscal year 2012. We expect sales and marketing expenses will increase in fiscal year 2014 as we continue to promote our new and existing products and as a result of our acquisition of Sterci.

Product Development and Engineering. The increase in product development and engineering expenses of $4.3 million in the fiscal year ended June 30, 2013 as compared to the fiscal year ended June 30, 2012 was primarily attributable to increased employee related costs of $4.0 million. These costs were incurred principally as we developed and enhanced our legal spend management, Paymode-X and banking products. We expect product development and engineering expenses will increase in fiscal year 2014 as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth such as our commercial banking, SWIFT Access, Paymode-X and legal spend management solutions and as a result of our acquisition of Sterci.

General and Administrative. The increase in general and administrative expenses of $5.6 million in the fiscal year ended June 30, 2013 as compared to the fiscal year ended June 30, 2012 was principally attributable to an increase in employee related costs of $3.2 million, partially attributable to our recent acquisitions. In addition, we recognized approximately $3.7 million of general and administrative related acquisition and integration expense during fiscal year 2013 compared to $1.5 million in fiscal year 2012. We expect general and administrative expenses will increase during fiscal year 2014 as we add headcount to support the continued growth of our business and as a result of our acquisition of Sterci.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense for the fiscal year ended June 30, 2013 as compared to the prior fiscal year occurred as a result of increased expense from intangible assets associated with our recent acquisitions. We expect amortization expense to be approximately $15.7 million for fiscal 2014 not including the impact of our acquisition of Sterci.

Loss on Derivative Instruments, Net

	Fiscal Year Ended June 30,		(Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Loss on derivative instruments, net	$(4,435)	$—	$(4,435)	—

Loss on Derivative Instruments, net. During the fiscal year ended June 30, 2013 we recorded a net loss of $4.4 million related to changes in fair value of derivative instruments associated with our Notes; there were no similar derivative instruments during the fiscal year ended June 30, 2012. As of June 30, 2013 all of our derivative instruments met the classification requirements for inclusion within stockholders’ equity and as such are not subject to on-going fair value re-measurement. Accordingly, we do not anticipate recognizing additional gains or losses related to changes in the fair value of these instruments. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we fail to satisfy those requirements we would need to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Interest income	$629	$453	$176	38.9
Interest expense	(7,550)	(23)	(7,527)	(32726.1)
Other income (expense), net	(1)	(389)	388	99.7

Other income (expense), net	$(6,922)	$41	$(6,963)	(16982.9)

Other Income (Expense), Net. For the fiscal year ended June 30, 2013 as compared to the prior fiscal year, interest income increased as a result of higher average cash balances in the fiscal year ended June 30, 2013. Interest expense increased significantly as a result of interest expense related to our Notes and consisted of cash interest expense of $1.6 million, amortization of debt discount of $5.3 million and amortization of debt issuance costs of $0.7 million. Other expense in fiscal 2013 arose from certain realized foreign exchange losses associated with both the British Pound Sterling and the European Euro. We expect that interest expense related to our convertible debt offering will increase during fiscal 2014 as we recognize a full year of interest expense.

Provision for Income Taxes

We recorded an income tax benefit of $3.9 million for the fiscal year ended June 30, 2013 compared to income tax expense of $5.6 million for the fiscal year ended June 30, 2012. The income tax benefit in fiscal 2013 is predominantly due to a tax benefit associated with our US operations, offset in part by tax expense attributable to our UK, Australian and New Zealand operations. Tax expense in fiscal 2012 is predominantly due to expense associated with our UK, US and Australian operations. The excess of our effective tax rate over statutory tax rates was primarily due to our inability to utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, resulting in a higher overall tax rate (or a decrease in the overall US tax benefit).

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

Segment Information

The following tables represent our segment revenues and our segment measure of profit:

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$107,295	$103,196	$4,099	4.0
Banking Solutions	58,469	51,266	7,203	14.1
Hosted Solutions	58,520	34,919	23,601	67.6

	$224,284	$189,381	$34,903	18.4

Segment measure of profit:
Payments and Transactional Documents	$25,437	$24,774	$663	2.7
Banking Solutions	8,671	10,227	(1,556)	(15.2)
Hosted Solutions	6,269	1,784	4,485	251.4

Total measure of segment profit	$40,377	$36,785	$3,592	9.8

A reconciliation of the measure of segment profit to our GAAP before the provision for income taxes is as follows:

	Fiscal Year Ended June 30,
	2012	2011
	(in thousands)
Total measure of segment profit	$40,377	$36,785
Less:
Amortization of intangible assets	(15,753)	(12,662)
Stock-based compensation expense	(13,768)	(11,467)
Acquisition and integration related expenses	(1,987)	(1,677)
Restructuring charges	(1,609)	(1,111)
Add:
Other income, net	41	558

Income before income taxes	$7,301	$10,426

Payments and Transactional Documents. The revenue increase for the fiscal year ended June 30, 2012 compared to the prior fiscal year was primarily attributable to increases in subscriptions and transactions revenue of $1.9 million, increases in software licenses revenue of $1.7 million, increases in professional services revenue of $1.0 million and an increase in maintenance revenue of $0.5 million partially offset by a decrease of $0.9 million in equipment and supplies revenue. The increases were primarily attributable to increased European revenue in our payment and document automation products. The increased revenue includes the unfavorable effect of foreign exchange rates of approximately $0.1 million primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the prior fiscal year. The segment profit increase of $0.7 million for the fiscal year ended June 30, 2012 compared to the prior fiscal year was primarily attributable to the increased revenue as well as increased subscriptions and transactions and software license gross margins in payment and document automation products in our European and Asia Pacific regions. The increased gross margin was offset in part by increased operating expenses primarily related to increased sales and marketing costs.

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

Hosted Solutions. The revenue increase in our Hosted Solutions segment for the fiscal year ended June 30, 2012 compared to the prior fiscal year was primarily due to increased revenue from our legal spend management solutions of $15.8 million, increased revenue from our SWIFT Access Service solution of $4.2 million and increased revenue from our Paymode-X solution of $3.6 million. The legal spend management revenue increase was driven by the full year impact of our April 2011 acquisition of Allegient Systems, Inc. (Allegient). Similarly, the SWIFT Access Service revenue reflects a full year revenue impact of our October 2010 acquisition of SMA Financial Limited (SMA). The segment profit increased $4.5 million for the fiscal year ended June 30, 2012 compared to the prior fiscal year due primarily to improved subscriptions and transactions gross margins. The gross margin improvements were partially offset by increased operating expenses primarily associated with increased sales and marketing and product development headcount related expenses as we continued to develop and promote our newer products.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)%
Revenues:
Subscriptions and transactions	$85,005	$55,133	$29,872	54.2
Software licenses	17,562	16,547	1,015	6.1
Service and maintenance	113,832	108,930	4,902	4.5
Equipment and supplies	7,885	8,771	(886)	(10.1)

Total revenues	$224,284	$189,381	$34,903	18.4

Subscriptions and Transactions. The increase in subscriptions and transactions revenues was due to increases in the revenue contribution from our Hosted Solutions segment of $22.3 million, our Banking Solutions segment of $5.7 million and our Payments and Transactional Documents segment of $1.8 million. The Hosted Solutions segment revenue increase was driven primarily by our legal spend management, Paymode-X and SWIFT Access Service solutions. The Banking Solutions segment revenue increase was driven primarily by our commercial banking acquisition.

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

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$41,266	$29,478	$11,788	40.0
Software licenses	2,082	1,352	730	54.0
Service and maintenance	51,559	47,975	3,584	7.5
Equipment and supplies	6,280	6,880	(600)	(8.7)

Total cost of revenues	$101,187	$85,685	$15,502	18.1

Gross profit	$123,097	$103,696	$19,401	18.7

Subscriptions and Transactions. Subscriptions and transactions costs decreased to 49% of subscriptions and transactions revenues for the fiscal year ended June 30, 2012 as compared to 53% of subscriptions and transactions revenues in the fiscal year ended June 30, 2011. The decrease in subscriptions and transactions costs as a percentage of revenue was due principally to gross margin improvement within our Banking Solutions segment, primarily related to the impact of commercial banking, and our SWIFT Access Service solutions within our Hosted Solutions segment.

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

Operating Expenses

	Fiscal Year Ended June 30,		Increase Between Periods
	2012	2011	2012 Compared to 2011
	(in thousands)%
Operating expenses:
Sales and marketing	$49,902	$39,802	$10,100	25.4
Product development and engineering	28,687	21,862	6,825	31.2
General and administrative	21,495	19,502	1,993	10.2
Amortization of intangible assets	15,753	12,662	3,091	24.4

Total operating expenses	$115,837	$93,828	$22,009	23.5

Sales and Marketing. Sales and marketing expenses increased $10.1 million in the fiscal year ended June 30, 2012 as compared to the fiscal year ended June 30, 2011 principally due to an increase in headcount related costs of $8.1 million and travel related costs of $0.6 million due to the impact of our recent acquisitions and the impact of additional resources we hired to sell and promote our newer products, particularly within our Banking Solutions segment. In addition, we recognized approximately $0.3 million of sales and marketing related restructuring expense during fiscal 2012 compared to $0.4 million in fiscal 2011.

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

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock and, with the issuance of the Notes in December 2012, with debt proceeds. We have generated positive operating cash flows in each of our last twelve completed fiscal years. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future.

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

In August 2013, we utilized $120.2 million of our cash to acquire Sterci and have committed $5.4 million for the acquisition of Simplex, excluding the impact of estimated cash we will acquire of approximately $16.6 million, based on current exchange rates.

In addition to our operating cash requirements, we will require cash to pay interest on the Notes and to make principal payments on the Notes at maturity or upon conversion. As of January 17, 2013, we are permitted to settle any conversion obligation under the Notes in excess of the principal balance in either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. We believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our future obligations. If our existing cash resources along with cash generated from operations is insufficient to satisfy our funding requirements we may need to sell additional equity or debt securities or seek other financing arrangements. Although we believe based on our operations today that we would be successful in obtaining additional financing, we cannot be certain that financing alternatives will be available in amounts or at terms that are acceptable to us, or available to us at all.

In fiscal year 2013 we spent $33.3 million on acquisitions and investments in businesses, net of cash acquired.

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the year ended June 30, 2013 and 2012 are summarized in the tables below:

	June 30,	June 30,
	2013	2012
	(in thousands)
Cash, cash equivalents and marketable securities	$293,077	$124,862
Long-term debt(1)	$138,582	$—

(1)	Our long-term debt as of June 30, 2013 consists of our convertible notes. The convertible notes are shown on our Consolidated Balance Sheet at a carrying value of $138.6 million at June 30, 2013 which represents the principal balance of $189.8 million less unamortized discount of $51.2 million.

	Fiscal Year Ended June 30,
	2013	2012
	(in thousands)
Cash provided by operating activities	$41,576	$35,415
Cash used in investing activities	(52,850)	(36,503)
Cash provided by financing activities	171,981	14,939
Effect of exchange rates on cash	(1,956)	(1,003)

Cash, cash equivalents and marketable securities. At June 30, 2013 our cash and cash equivalents of $283.6 million consisted primarily of cash deposits held at major banks and money market funds. The $158.8 million increase in cash and cash equivalents at June 30, 2013 from June 30, 2012 was primarily due to proceeds from our convertible debt issuance as well as cash generated from operations of $41.6 million and cash generated from the exercise of employee stock options of $5.7 million offset in part by cash used to fund acquisitions and investments in businesses of $33.3 million, purchase property and equipment of $10.1 million and the unfavorable effect of exchange rates on cash of $2.0 million.

At June 30, 2013 our marketable securities of $9.5 million consisted primarily of US treasury notes, residential mortgage-backed securities, and U.S. corporate debt securities.

Cash, cash equivalents and marketable securities included $66.3 million held by our foreign subsidiaries as of June 30, 2013, of which $20.8 million would be subject to US tax rates if we sought to use those amounts to fund domestic operations. Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Decreases in the foreign currency exchange rates of the British Pound, European Euro, and Australian Dollar to the US Dollar decreased our overall cash balances by approximately $2.0 million in the fiscal year ended June 30, 2013. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

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

Operating Activities. Cash generated from operating activities primarily relates to our net income or loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $6.2 million in the fiscal year ended June 30, 2013 versus the prior fiscal year. The increase in cash generated from operations was primarily due to a decrease in cash used in accounts receivable of $6.2 million, an increase in cash provided by other assets of $3.2 and an increase in cash provided by deferred revenue of $5.1 million, partially offset by an increase in cash used in accrued expenses of $5.9 million when compared to the same period in the prior year.

At June 30, 2013, we had US net operating loss carryforwards of $67.6 million, which expire at various times through year 2033 and foreign net operating loss carryforwards of $8.0 million, primarily in Europe, which have no statutory expiration date. We also have approximately $3.6 million of research and development tax credit carryforwards available which expire at various points through year 2033. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At June 30, 2013, a portion of the deferred tax assets associated with our US and European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. During the year ended June 30, 2013, we completed several business and asset acquisitions using cash (net of cash acquired) of $33.3 million. The increase in net cash used in investing activities for the fiscal year ended June 30, 2013 versus the prior fiscal year was primarily due to the $33.3 million in cash used to fund current year acquisitions as compared to the $27.4 million of cash we used during the prior fiscal year. In fiscal 2013 we also used cash to purchase marketable securities of $9.5 million. The cash we used to fund acquisitions during fiscal 2013 and 2012 was as follows:

2013 Acquisition Activity

•	In September 2012, we completed the acquisition of Albany Software Ltd for a cash payment of $28.3 million (net of cash acquired).

•	In October 2012, we acquired certain assets and assumed certain liabilities of 5280 Dynamic Solutions LLC for a cash payment of $1.6 million.

•	In February 2013, we acquired Prilos AG for cash of $0.4 million (net of cash acquired).

•	In March 2013, we made an investment of $3.0 million in a privately held technology company.

2012 Acquisition Activity

•	In November 2011, we acquired IDT for a cash payment of $1.6 million (net of cash acquired).

•	In November 2011, we acquired substantially all of the assets and assumed certain liabilities of Logical Progression for a cash payment of $1.4 million.

•

In February 2012, we paid additional consideration of $4.4 million to Bank of America upon the migration of acquired contracts associated with Bank of America’s Global Commission Payments business, which we acquired in 2010, to our Paymode-X solution.

•	In March 2012, we acquired substantially all of the assets and related operations of Intuit’s commercial banking business for a cash payment of $20.0 million.

Financing Activities. The increase in cash provided by financing activities for the fiscal year ended June 30, 2013 as compared to the prior fiscal year was predominantly due to the proceeds, net of debt issuance costs, received from our issuance of the Notes of $183.9 million, offset in part by net cash used of $16.6 million related to our purchase of Note Hedges and a sale of Warrants in connection with the Notes.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2013:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Convertible senior notes	$189,750	$—	$—	$189,750	$—
Interest on convertible senior notes	12,571	2,846	8,539	1,186	—
Operating lease obligations	19,160	3,136	7,110	4,387	4,527
Other contractual obligations	8,545	3,583	4,853	109	—

Total	$230,026	$9,565	$20,502	$195,432	$4,527

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits, for which cash settlement may be required, in the amount of $1.0 million. These amounts have been excluded because, as of June 30, 2013, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2013 we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our exposure to financial risk, including changes in interest rates, relates primarily to our cash and cash equivalents and marketable securities. We have not entered into any interest rate swap agreements or other instruments to minimize our exposure to interest rate fluctuations. Our cash and cash equivalents typically consist of demand deposit accounts, money market mutual funds and U.S. Treasury securities. Based on our current average balances of cash and cash equivalents a significant change in interest rates could have a material effect on our operating results. Based on our average cash and cash equivalents balance, average actual interest rates and actual interest income during the respective annual periods, a 100 basis point change in interest rates would result in a hypothetical change of approximately $2.2 million, $1.3 million, and $1.3 million for the fiscal years ended 2013, 2012 and 2011, respectively, in our results of operations and cash flows.

Our marketable securities are held in government and US corporate debt securities with maturities of less than three years. A 100 basis point change in interest rates would not have had a significant impact on our income from marketable securities for the fiscal years ended June 30, 2013 and 2012.

Our convertible notes are at a fixed rate of interest.

Foreign currency exchange rate risk

We have significant operations located in the United Kingdom, where the functional currency is British Pound Sterling. We also have operations in Australia, where the functional currency is the Australian dollar, in Germany and France, where the functional currency is the European Euro and in New Zealand and Canada, where the functional currencies are the New Zealand Dollar and the Canadian Dollar, respectively. With the acquisition of Sterci in August 2013, we also have operations in Switzerland. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future.

Foreign currency translation risk

The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our cash balances as of June 30, 2013 and 2012:

	Effect of a 10% Increase or Decrease in Exchange Rates
	Cash and cash equivalents
	2013	2012
	(in thousands)
Between US Dollar and:
British Pounds Sterling (+/-)	$6,026	$3,094
European Euro (+/-)	$199	$239
Australian Dollar (+/-)	$329	$334

A 10% increase or decrease in the exchange rate between the New Zealand Dollar and the US Dollar or the Canadian Dollar and the US Dollar would not have had a significant impact on our cash and cash equivalents at June 30, 2013 or June 30, 2012.

The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our revenue and net income (loss) for the years ended June 30, 2013, 2012 and 2011:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Revenue			Net income (loss)
	2013	2012	2011	2013	2012	2011
	(in thousands)
Between US Dollar and:
British Pounds Sterling (+/-)	$7,977	$6,468	$5,374	$557	$396	$288
European Euro (+/-)	$431	$395	$388	$21	$50	$63
Australian Dollar (+/-)	$275	$277	$210	$17	$24	$8

A 10% increase or decrease in the average exchange rate between the New Zealand Dollar and the US Dollar or the Canadian Dollar and the US Dollar would not have had a significant impact on our revenue or net income for the years ended June 30, 2013, 2012 or 2011.

Foreign currency transaction risk

Foreign currency transaction gains and losses are generally not significant and our financial results would not be significantly impacted in the event of a 10% increase or decrease in the average exchange rates between the US dollar and the respective functional currencies of our international subsidiaries.

Derivative instruments risk

We are party to various derivative instruments related to the issuance of our convertible notes. As of June 30, 2013 all of our derivative instruments qualified for classification within stockholders’ equity. After a final fair value re-measurement on January 17, 2013, the derivative instruments were reclassified to stockholders’ equity, net of tax. We are required, however, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements and if in any future period we fail to satisfy those requirements we would need to reclassify these instruments out of stockholders’ equity and back into a derivative asset or liability, at which point we would again be required to record any changes in fair value through earnings.

Item 8.	Financial Statements and Supplementary Data.

Index to Financial Statements, Financial Statements and Supplementary Data appear within Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See Executive Officers and Other Key Employees of the Registrant in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2013. The information required by this item is incorporated herein by reference to the information contained under the captions Proposal I—Election of Class III Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance of the Proxy Statement.

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

The information required by this item is incorporated herein by reference to the information contained under the captions Employment and Other Agreements and Potential Payments Upon Termination or Change in Control, Proposal I—Election of Class III Directors, Corporate Governance and Certain Relationships and Related Transactions of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required to be disclosed by this item is incorporated herein by reference to the information contained under the caption Principal Accountant Fees and Services and Pre-Approval Policies and Procedures of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements—see Index to Consolidated Financial Statements	56

(2)	Financial Statement Schedule for the Years Ended June 30, 2013, 2012 and 2011: Schedule II—Valuation and Qualifying Accounts	55

	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)	Exhibits:

	Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference	96

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Years Ended June 30, 2013, 2012 and 2011

	Activity
Year Ended	Balance at Beginning of Year	(Charged to Revenue, Costs and Expenses)	Additions and Recoveries (1)	Deductions (2)	Balance at End of Year
	(in thousands)
June 30, 2013	$586	300	62	179	$769
June 30, 2012	$429	239	—	82	$586
June 30, 2011	$481	88	69	209	$429

(1)	Additions primarily represent increases to the allowance for doubtful accounts balance as a result of the impact of increases in foreign currency exchange rates.
(2)	Deductions are principally write-offs and reductions to reserves as well as the impact of decreases in foreign currency exchange rates.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework).

Based on our assessment, management concluded that, as of June 30, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 48.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Bottomline Technologies (de), Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bottomline Technologies (de), Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013 of Bottomline Technologies (de), Inc. and our report dated August 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

August 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

August 29, 2013

CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$283,552	$124,801
Marketable securities	9,525	61
Accounts receivable, net of allowances for doubtful accounts of $769 at June 30, 2013 and $586 at June 30, 2012	44,430	45,344
Inventory, net	416	480
Deferred tax assets	6,764	6,773
Prepaid expenses and other current assets	8,063	8,212

Total current assets	352,750	185,671
Property, plant and equipment, net	23,631	19,756
Customer related intangible assets, net	61,455	52,506
Core technology intangible assets, net	14,811	17,355
Other intangible assets, net	6,606	9,106
Goodwill	109,196	98,974
Other assets	17,073	9,003

Total assets	$585,522	$392,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,933	$8,841
Accrued expenses	16,070	17,170
Deferred revenue	47,184	41,304

Total current liabilities	72,187	67,315
Convertible senior notes	138,582	—
Deferred revenue, non current	9,104	7,072
Deferred income taxes	5,457	1,641
Other liabilities	3,443	2,157

Total liabilities	228,773	78,185
Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—100,000 at June 30, 2013 and 50,000 at June 30, 2012; issued shares—37,903 at June 30, 2013 and 36,672 at June 30, 2012; outstanding shares—36,045 at June 30, 2013 and 34,741 at June 30, 2012	38	37
Additional paid-in-capital	499,182	438,732
Accumulated other comprehensive loss	(10,460)	(6,564)
Treasury stock: 1,858 at June 30, 2013 and 1,931 shares at June 30, 2012, at cost	(21,888)	(22,291)
Accumulated deficit	(110,123)	(95,728)

Total stockholders’ equity	356,749	314,186

Total liabilities and stockholders’ equity	$585,522	$392,371

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended June 30,
	2013	2012	2011
	(in thousands, except per share data)
Revenues:
Subscriptions and transactions	$118,016	$85,005	$55,133
Software licenses	22,546	17,562	16,547
Service and maintenance	106,389	113,832	108,930
Equipment and supplies	7,823	7,885	8,771

Total revenues	254,774	224,284	189,381
Cost of revenues:
Subscriptions and transactions	64,101	41,266	29,478
Software licenses	2,399	2,082	1,352
Service and maintenance	46,788	51,559	47,975
Equipment and supplies	5,998	6,280	6,880

Total cost of revenues	119,286	101,187	85,685

Gross profit	135,488	123,097	103,696
Operating expenses:
Sales and marketing	62,825	49,902	39,802
Product development and engineering	32,974	28,687	21,862
General and administrative	27,076	21,495	19,502
Amortization of intangible assets	19,549	15,753	12,662

Total operating expenses	142,424	115,837	93,828

Income (loss) from operations	(6,936)	7,260	9,868
Loss on derivative instruments, net	(4,435)	—	—
Interest income	629	453	437
Interest expense	(7,550)	(23)	(79)
Other, net	(1)	(389)	200

Other income (expense), net	(11,357)	41	558

Income (loss) before income taxes	(18,293)	7,301	10,426
Income tax provision (benefit)	(3,898)	5,596	(25,467)

Net income (loss)	$(14,395)	$1,705	$35,893

Basic net income (loss) per common share	$(0.41)	$0.05	$1.13

Diluted net income (loss) per common share	$(0.41)	$0.05	$1.07

Shares used in computing basic net income (loss) per common share	35,444	34,268	31,660

Shares used in computing diluted net income (loss) per common share	35,444	35,244	33,453

Other comprehensive (loss) income, net of tax:
Unrealized loss on available for sale securities	(3)	—	—
Foreign currency translation adjustments	(3,893)	(2,040)	4,834

Other comprehensive (loss) income, net of tax	(3,896)	(2,040)	4,834

Comprehensive (loss) income	(18,291)	(335)	40,727

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balances at June 30, 2010	32,376	$32	2,051	$(22,657)	$375,700	$(9,358)	$(133,326)	$210,391
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	1,308	1	(170)	1,878	12,721	—	—	14,600
Issuance of common stock in connection with acquisition	134	—	—	—	2,939	—	—	2,939
Issuance of common stock in connection with stock offering, net of offering costs	354	1	—	—	4,863	—	—	4,864
Vesting of restricted stock awards	453	1	—	—	—	—	—	1
Stock compensation expense	—	—	—	—	11,467	—	—	11,467
Tax benefit associated with non qualified stock option exercises and forfeitures	—	—	—	—	685	—	—	685
Net income	—	—	—	—	—	—	35,893	35,893
Foreign currency translation adjustment	—	—	—	—	—	4,834	—	4,834

Balances at June 30, 2011	34,625	$35	1,881	$(20,779)	$408,375	$(4,524)	$(97,433)	$285,674
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	519	—	(90)	992	5,717	—	—	6,709
Issuance of common stock in connection with warrant exercise, net of costs	1,000	1	—	—	8,452	—	—	8,453
Vesting of restricted stock awards	528	1	—	—	(1)	—	—	—
Stock compensation expense	—	—	—	—	13,768	—	—	13,768
Repurchase of common stock to be held in treasury			140	(2,504)				(2,504)
Tax benefit associated with non qualified stock option exercises and forfeitures	—	—	—	—	2,421	—	—	2,421
Net income	—	—	—	—	—	—	1,705	1,705
Foreign currency translation adjustment	—	—	—	—	—	(2,040)	—	(2,040)

Balances at June 30, 2012	36,672	$37	1,931	$(22,291)	$438,732	$(6,564)	$(95,728)	$314,186
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	361	—	(113)	1,337	4,320	—	—	5,657
Vesting of restricted stock awards	870	1	—	—	(1)	—	—	—
Stock compensation expense	—	—	—	—	18,031	—	—	18,031
Repurchase of common stock to be held in treasury			40	(934)				(934)
Tax benefit associated with non qualified stock option exercises and forfeitures	—	—	—	—	50	—	—	50
Derivative settlement, net of tax					9,445			9,445
Sale of warrants					28,730			28,730
Equity issuance costs					(125)			(125)
Net income	—	—	—	—	—	—	(14,395)	(14,395)
Unrealized loss on available for sale securities, net of tax					—	(3)		(3)
Foreign currency translation adjustment	—	—	—	—	—	(3,893)	—	(3,893)

Balances at June 30, 2013	37,903	$38	1,858	$(21,888)	$499,182	$(10,460)	$(110,123)	$356,749

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2013	2012	2011
	(in thousands)
Operating activities
Net income (loss)	$(14,395)	$1,705	$35,893
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	19,549	15,753	12,662
Stock compensation expense	18,031	13,768	11,467
Depreciation and amortization of property, plant and equipment	6,861	5,724	5,140
Deferred income tax benefit	(8,729)	(724)	(28,146)
Provision for allowances on accounts receivable	300	239	88
Provision for allowances for obsolescence of inventory	72	4	2
Excess tax benefits associated with stock compensation	(99)	(2,434)	(718)
Amortization of debt issuance costs	654	—	—
Amortization of debt discount	5,326	—	—
Loss on derivative instruments, net	4,435	—	—
Loss on disposal of equipment	87	—	26
Loss (gain) on foreign exchange	21	38	(35)
Changes in operating assets and liabilities:
Accounts receivable	2,195	(4,024)	(9,735)
Inventory	(16)	(129)	(27)
Prepaid expenses and other current assets	415	1,384	714
Other assets	930	(2,305)	1,474
Accounts payable	(93)	(52)	1,945
Accrued expenses	(2,290)	3,587	(2,119)
Deferred revenue	7,541	2,459	2,183
Other liabilities	781	422	(313)

Net cash provided by operating activities	41,576	35,415	30,501
Investing activities
Acquisition of businesses and assets, net of cash acquired	(30,323)	(27,375)	(59,718)
Purchase of cost-method investment	(3,000)	—	—
Purchases of available-for-sale securities	(9,477)	—	(10,982)
Proceeds from sales of available-for-sale securities	—	—	10,982
Purchases of held-to-maturity securities	(62)	(63)	(54)
Proceeds from sales of held-to-maturity securities	62	63	54
Purchases of property and equipment, net	(10,106)	(9,128)	(4,692)
Proceeds from disposal of fixed assets	56	—	—

Net cash used in investing activities	(52,850)	(36,503)	(64,410)
Financing activities
Proceeds from issuance of convertible senior notes	189,750	—	—
Debt issuance costs	(5,882)	—	—
Proceeds from issuance of warrants, net of issue costs	25,776	—	—
Purchase of convertible note hedges	(42,390)	—	—
Proceeds from sale of common stock, net	—	—	4,864
Proceeds from exercise of warrants, net	—	8,453	—
Proceeds from exercise of stock options and employee stock purchase plan	5,657	6,709	14,600
Repurchase of common stock	(934)	(2,504)	—
Excess tax benefits associated with stock compensation	99	2,434	718
Capital lease payments	(95)	(153)	(149)
Payment of bank financing fees	—	—	(3)

Net cash provided by financing activities	171,981	14,939	20,030
Effect of exchange rate changes on cash	(1,956)	(1,003)	3,074

Increase (decrease) in cash and cash equivalents	158,751	12,848	(10,805)
Cash and cash equivalents at beginning of year	124,801	111,953	122,758

Cash and cash equivalents at end of year	$283,552	$124,801	$111,953

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,347	$118	$76
Income taxes	$5,215	$2,806	$2,323
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$—	$—	$2,939

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 30, 2013, 2012 and 2011

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

Reclassifications

The classification of certain personnel costs were reclassified from cost of sales to sales and marketing expense. This reclassification changed our gross profit and total operating expenses but did not affect our consolidated revenues, operating (loss) income, or net (loss) income. For fiscal years 2012 and 2011 the reclassification was $0.7 million and $0.5 million respectively. To provide consistent presentation of the measurement of cost of revenues and operating expenses, these changes, while not significant, are reflected for all periods presented.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition (particularly revenue recognition associated with contracts accounted for on a percentage of completion basis), allowances for doubtful accounts, recoverability of deferred tax assets, determining the fair value associated with acquired assets and liabilities including deferred revenue, intangible asset and goodwill impairment and certain of our accrued liabilities. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2013 our cash equivalents consisted of demand deposit accounts and money market funds.

Marketable Securities

All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. At June 30, 2013 we held $9.5 million of marketable securities which consisted primarily of US treasury notes, residential mortgage-backed securities, and U.S. corporate debt securities.

Our held to maturity investments, all of which mature within one year, are recorded at amortized cost and interest income is recognized in earnings when earned. The cost of securities sold is determined based on the specific identification method. At June 30, 2013 and 2012 the amortized cost of our held-to-maturity investments approximated their fair value.

Our securities classified as available for sale are recorded at fair value, with all unrealized gains or losses recorded as a component of other comprehensive income or (loss). At June 30, 2013 $4.1 million of our available for sale securities had maturities of less than one year and the remaining $5.4 million had maturities of between one and five years. At June 30, 2013, our net unrealized loss associated with our investment securities was not significant.

The table below presents information regarding our marketable securities by major security type as of June 30, 2013 and 2012.

	June 30, 2013			June 30, 2012
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	55	9,470	9,525	61	—	61

Total marketable securities	$55	$9,470	$9,525	$61	$—	$61

Other Investments

•	In April 2010, we made an investment of $0.3 million in a privately held technology company.

•	In March 2013, we made an investment of $3.0 million in a privately held technology company.

These investments are being accounted for at cost, as we do not have the ability to exercise significant influence over the investees, and they are reported as a component of our other assets at June 30, 2013. The investments are evaluated periodically for indicators of impairment and impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. At June 30, 2013, we reviewed the carrying value of these investments and concluded that they were not impaired.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We had approximately $227 million of cash and cash equivalents invested with five financial institutions at June 30, 2013. Balances of cash and cash equivalents are typically in excess of any insurance, such as FDIC coverage, that may protect our deposits.

Our accounts receivable are reported in our consolidated balance sheet net of allowances for uncollectible accounts. We believe that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising our customer base. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom we have had no prior collections history, and collateral is generally not required. We maintain reserves for potential losses based on customer specific situations as well as our historic experience and such losses, in the aggregate, have not exceeded our expectations. There were no customers that, individually, accounted for more than 10% of our consolidated accounts receivable balance at June 30, 2013 or 2012. For the fiscal years ended June 30, 2013 and 2012, we had no customer that accounted for 10% or greater of our consolidated revenues. For the fiscal year ended June 30, 2011, we had one customer in our Banking Solutions segment that accounted for approximately 10% of our consolidated revenues.

Financial Instruments

The fair value of our financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable and accounts payable and our convertible senior notes are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair value of these financial instruments is discussed in Note 3 – Fair Values of Assets and Liabilities.

Accounts Receivable

Accounts receivable include unbilled receivables of approximately $1.4 million and $2.5 million at June 30, 2013 and 2012, respectively. Unbilled receivables include revenues recognized on long-term contracts for which billings have not yet been presented to the customers, based on the contractually stipulated billing requirements.

Inventory

Inventory is stated at the lower of our cost of purchase (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated amortization and depreciation. Depreciation is recorded over the estimated useful lives of the assets as follows:

Property and equipment	3-7 years

Software	3-5 years

Technical equipment	3-5 years

Building (Reading, England)	50 years

Leasehold improvements	Remaining lease term, inclusive of expected renewal periods

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

Our specifically identifiable intangible assets, which consist principally of acquired core technology and customer related intangible assets, are reported net of accumulated amortization and are being amortized over their estimated useful lives at amortization rates that are proportional to each asset’s estimated economic benefit. We review the carrying value of these intangible assets annually, or more frequently if indicators of impairment are present.

In performing our review of the recoverability of goodwill and other intangible assets we consider several factors, including whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset. We also consider whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life. In the case of goodwill, we must estimate the fair value of the reporting unit to which the goodwill is assigned. If as a result of examining any of these factors we conclude that the carrying value of goodwill or any other intangible asset exceeds its estimated fair value, we will recognize an impairment charge and reduce the carrying value of the asset to its estimated fair value.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $0.6 million, $0.7 million, and $0.7 million for the years ended June 30, 2013, 2012 and 2011, respectively.

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

Debt Issuance Costs

We incurred certain third party costs in connection with our issuance of the convertible notes (the Notes), as defined in Note 10, principally related to underwriting and legal fees. These costs are included as part of other assets on our Consolidated Balance Sheet and will be amortized to interest expense ratably over the five-year term of the Notes.

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

Capitalized Software Costs

Capitalization of software development costs, other than software developed for internal use, which is discussed below, begins upon the establishment of technological feasibility. In the development of our products and our enhancements to existing products, technological feasibility is typically not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. For the years ended June 30, 2013, 2012 and 2011, there were no material costs capitalized since substantially all development costs were incurred prior to attaining technological feasibility.

We capitalize certain costs associated with internal use software, including software that we use in providing our hosted and cloud-based solutions, during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the year ended June 30, 2013 we capitalized $1.5 million in software development costs. For the years ended June 30, 2012, and 2011 there were no material costs capitalized.

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

Our software arrangements often contain multiple revenue elements, such as software licenses, professional services, hardware and post-contract customer support. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met which, excluding post-contract customer support, is typically upon delivery. Revenue for post-contract customer support agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor specific objective evidence (VSOE). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. We do not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license according to the residual value method. Under the residual value method, revenue equal to

VSOE of each undelivered element is recognized upon delivery of that element. Any remaining arrangement fee is then allocated to the software license. This has the effect of allocating any sales discount inherent in the arrangement to the software license fee.

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

We periodically charge up-front fees related to installation and integration services in connection with certain of our hosted or SaaS offerings. These fees typically do not have stand-alone value and are deferred and recognized as revenue ratably over the estimated customer relationship period (generally five to seven years). The revenue recognition period associated with these fees normally commences upon customer implementation.

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

401(k) and Defined Contribution Pension Plans

We have a 401(k) Plan (the Plan), whereby eligible US employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. We may contribute a discretionary matching contribution annually equal to 50% of each such participant’s deferred compensation up to the first 5% of their annual eligible compensation. We charged approximately $1.4 million, $1.1 million and $0.9 million to expense in the fiscal years ended June 30, 2013, 2012 and 2011, respectively, associated with our matching contribution for those years.

We have a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. We contribute 3% of the employee’s annual compensation as long as the individual contributes a minimum of 1% of their annual compensation to the plan. We charged approximately $1.0 million, $0.9 million and $0.9 million to expense in the fiscal years ended June 30, 2013, 2012 and 2011, respectively, under the GPPP.

We are required by Australian government regulation to pay a certain percentage, currently 9%, of gross salary to a compliant Superannuation Fund for the benefit of our Australian employees. We charged approximately $0.2 million to expense in the fiscal years ended June 30, 2013, 2012 and 2011, respectively, reflecting our contribution to the Superannuation Fund.

Comprehensive Income or Loss

Comprehensive income or loss includes all changes in equity during a period from non-owner sources, such as foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Recent Accounting Pronouncements:

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

In September 2011, the FASB issued authoritative guidance permitting companies to use a series of qualitative assessments to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance an entity is not required to calculate the fair value of a reporting unit unless, based on a qualitative assessment, it is more likely than not that a reporting unit’s fair value is less than its carrying amount. However, an entity always has the option to perform a full quantitative assessment. The guidance includes examples of events and circumstances for an entity to consider in performing the qualitative assessment and is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted this standard during our fiscal year 2013, beginning on July 1, 2012 and it did not have a material impact on us as we continued to perform a full quantitative assessment with respect to the fair value of our reporting units.

In February 2013, the FASB issued an accounting standards update which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. We will adopt this guidance effective July 1, 2013 and do not expect that the adoption of this standard will have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued an accounting standards update which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted. We do not expect the adoption of this standard to significantly impact our consolidated financial statements.

In June 2013, the Emerging Issues Task Force (EITF) reached final consensus on the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. This topic addresses the balance sheet presentation of a liability for an unrecognized tax benefit when settlement of the liability with the taxing authority would otherwise reduce a deferred tax asset for a net operating loss or tax credit carryforward under the provisions of the tax law. The EITF affirmed that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforward when settlement in this manner is permissible under the tax law. This standard is applicable for annual periods beginning after December 31, 2013, and for interim periods within those annual periods. Accordingly, we will apply this standard beginning July 1, 2014, the first quarter of our 2015 fiscal year. We do not anticipate that this will have a material impact on our financial statements.

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

At June 30, 2013 and 2012, our assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2013				June 30, 2012
(in thousands)	Fair Value Measurements Using Input Types			Total	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$85,880	$—	$—	$85,880	$65,743	$—	$—	$65,743
Available for sale securities
Debt
U.S. Corporate	4,125	—	—	4,125	—	—	—	—
Residential mortgage-backed	2,846	—	—	2,846	—	—	—	—
Government – U.S.	2,499	—	—	2,499	—	—	—	—

Total available for sale securities	$9,470	$—	$—	$9,470	$—	$—	$—	$—

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the Notes. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at June 30, 2013 and 2012, approximated fair value.

•

Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other comprehensive loss in shareholders’ equity, net of tax.

•

The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value of the Notes will be accreted, over the remaining term to maturity, to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $204.9 million as of June 30, 2013. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

4. Product and Business Acquisitions

2013 Acquisition Activity

During the year ended June 30, 2013, we completed three business acquisitions for the aggregate purchase consideration of $34.4 million. Details of each acquisition follow below.

Prilos AG

On February 13, 2013, we acquired Prilos AG (Prilos), located in Hainburg, Germany for cash of €0.5 million (approximately $0.7 million based on exchange rates in effect at the acquisition date). Prilos is a long-time reseller of our document automation products in the German marketplace.

In the final allocation of the purchase price we recognized $0.2 million of goodwill, of which $0.1 million is deductible for income tax purposes in the US over a period of fifteen years. The goodwill is not deductible for income tax purposes in Germany. Prilos’ operating results have been included in our operating results from the date of the acquisition forward as a component of the Payments and Transactional Documents segment and all of the goodwill was allocated to this segment. Identifiable intangible assets of $0.4 million represent customer related assets that are being amortized over a weighted average useful life of seven years.

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

In the final allocation of the purchase price we recognized $0.8 million of goodwill which is deductible for US income tax purposes over a period of fifteen years. 5280’s operating results have been included in our operating results from the date of the acquisition forward as a component of the Payments and Transactional Documents segment and all of the goodwill was allocated to this segment. Identifiable intangible assets of $0.7 million include customer related assets and core technology that are being amortized over a weighted average useful life of ten years.

Albany Software Ltd.

On September 11, 2012, we completed the acquisition of Albany Software Ltd. (Albany), a UK based corporation. We acquired all of the Albany outstanding share capital in exchange for a cash payment of £20 million (approximately $32 million based on exchange rates in effect at the acquisition date). Albany is one of the UK’s leading BACS solution providers and their solutions are used by more than 5,000 businesses to streamline, automate and manage processes involving the collection of direct debits and electronic payments.

In the final allocation of the purchase price set forth below we recognized $10.7 million of goodwill. The goodwill arose due to the recognition of certain deferred tax liabilities in purchase accounting and the assembled workforce of Albany. The goodwill is not deductible for income tax purposes.

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

The final allocation of the Albany acquisition purchase price as of June 30, 2013 is as follows:

(in thousands)
Current assets	$6,442
Property and equipment	334
Customer related intangible assets	21,786
Core technology	1,920
Other intangible assets	145
Goodwill	10,725
Current liabilities	(3,726)
Other liabilities	(5,489)

Total purchase price	$32,137

For the year ended June 30, 2013, revenues attributable to the above acquisitions, in the aggregate, represented less than 3% of our consolidated revenues and were integrated into our existing business lines in a manner that makes tracking or reporting earnings specifically attributable to these acquisition impracticable. As the above acquisitions were not material to our financial results, pro forma results of operations have not been presented. Acquisition expenses of approximately $1.0 million were expensed during the twelve months ended June 30, 2013, principally as a component of general and administrative expenses in connection with fiscal year 2013 acquisitions.

2012 Acquisition Activity

During the year ended June 30, 2012, we completed three business acquisitions for aggregate purchase consideration of $23.8 million in cash. Details of each acquisition follow, below.

Commercial Banking

On March 9, 2012, we acquired substantially all of the assets and related operations of Intuit, Inc.’s commercial banking business (commercial banking). The acquisition allowed us to extend our banking solutions to a broader set of customers, including medium-sized and small financial institutions which make up the majority of the banking market today. In the allocation of the purchase price set forth below, we recognized approximately $1.9 million of goodwill which arose principally due to the assembled workforce we acquired. The goodwill is deductible over a 15 year period for US income tax purposes. The commercial banking operating results were included in the results of the Banking Solutions segment from the date of the acquisition forward and all of the goodwill was allocated to this segment. Identifiable intangible assets aggregating $18.1 million are being amortized over a weighted average useful life of seven years. The identifiable intangible assets include customer related assets, core technology and other intangible assets and are being amortized over estimated weighted average useful lives of twelve, six and five years, respectively. The other intangible assets consist of assets arising from acquired contractual rights that include favorable economic terms, as compared to overall market rates, at the date of acquisition.

Logical Progression Group, Inc.

On November 30, 2011, we acquired substantially all of the assets and assumed certain liabilities of Logical Progression Group, Inc. (Logical Progression), an early stage company focused on the development of mobile solutions for the healthcare industry. Logical Progression’s innovative technology, Logical Ink, is offered as part of our healthcare solutions portfolio. In the allocation of the purchase price set forth below, we recognized approximately $0.6 million of goodwill, which arose principally due to anticipated acquisition synergies and this amount is deductible over a 15 year period for US income tax purposes. Logical Progression operating results were included in the results of the Payments and Transactional Documents segment from the date of the acquisition forward and all of the goodwill was allocated to this segment. The identifiable intangible assets are being amortized over an estimated weighted average useful life of nine years.

IDT, Ltd.

On November 10, 2011, we acquired IDT Ltd. (IDT), a longtime partner and reseller of Bottomline’s document automation solutions in the United Kingdom and continental Europe. The acquisition extended our market reach and added more than 140 customers to our customer base. In the allocation of the purchase price set forth below, based on foreign exchange rates at the time of the acquisition, we recognized approximately $0.6 million of goodwill. The goodwill arose due to anticipated acquisition synergies, the recognition of certain deferred tax liabilities in purchase accounting and the assembled workforce of IDT. The goodwill is not deductible for income tax purposes. The IDT operating results were included in the results of the Payments and Transactional Documents segment from the date of the acquisition forward and all of the goodwill was allocated to this segment. The customer related intangible asset is being amortized over an estimated useful life of nine years.

For the year ended June 30, 2012, revenues attributable to the commercial banking, Logical Progression and IDT acquisitions represented less than 5% of our consolidated revenues. For the year ended June 30, 2012, IDT represented less than 5% of our consolidated pretax income. Commercial banking and Logical Progression were integrated into our existing business lines in a manner that makes tracking or reporting earnings specifically attributable to these acquisitions impracticable. Acquisition costs of approximately $0.4 million were expensed during the twelve months ended June 30, 2012 principally as a component of general and administrative expenses in connection with these acquisitions. As these acquisitions were not material, either individually or in the aggregate, pro forma results of operations have not been presented.

Set forth below is the final allocation of the purchase price for the commercial banking, Logical Progression and IDT acquisitions.

	Commercial Banking	Logical Progression	IDT	Total
	(in thousands)
Current assets	$5	$11	$1,396	$1,412
Property and equipment	359	5	5	369
Customer related intangible assets	4,422	329	1,678	6,429
Core technology	5,633	389	—	6,022
Other intangible assets	8,021	84	—	8,105
Goodwill	1,950	640	550	3,140
Current liabilities	(186)	(6)	(636)	(828)
Other liabilities	(204)	(4)	(603)	(811)

Total purchase price	$20,000	$1,448	$2,390	$23,838

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

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2013	2012
	(in thousands)
Land	$288	$297
Buildings and improvements	10,527	8,251
Furniture and fixtures	4,377	3,127
Technical equipment	29,656	27,396
Software	18,517	14,745
Motor vehicles	172	—

	63,537	53,816
Less: Accumulated depreciation and amortization	39,906	34,060

	$23,631	$19,756

6. Goodwill and Other Intangible Assets

At June 30, 2013, the carrying value of our goodwill was approximately $109.2 million. The increase in goodwill during 2013 was due principally to our current year acquisitions.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$131,382	$(69,927)	$61,455	11.0
Core technology	50,658	(35,847)	14,811	6.8
Other intangible assets	11,841	(5,235)	6,606	5.3

Total	$193,881	$(111,009)	$82,872

Unamortized intangible assets:
Goodwill			109,196

Total intangible assets			$192,068

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$111,159	$(58,653)	$52,506	10.7
Core technology	48,534	(31,179)	17,355	7.5
Other intangible assets	11,801	(2,695)	9,106	5.9

Total	$171,494	$(92,527)	$78,967

Unamortized intangible assets:
Goodwill			98,974

Total intangible assets			$177,941

Estimated amortization expense for fiscal year 2014 and subsequent fiscal years is as follows:

(in thousands)
2014	$15,676
2015	13,581
2016	11,537
2017	9,233
2018	6,616
2019 and thereafter	26,229

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Banking Solutions	Hosted Solutions
	(in thousands)
Balance at June 30, 2011	$54,297	$6,503	$37,724
Goodwill acquired during the period	1,190	1,917	—
Purchase accounting and other adjustments	(31)	—	(1,191)
Impact of foreign currency translation	(1,127)	—	(308)

Balance at June 30, 2012	54,329	8,420	36,225
Goodwill acquired during the period	11,784	—	—
Purchase accounting and other adjustments	—	33	—
Reclassification	2,085	—	(2,085)
Impact of foreign currency translation	(1,336)	—	(259)

Balance at June 30, 2013	$66,862	$8,453	$33,881

During fiscal year 2013 we changed the internal reporting classification of certain operating lines. As a result of that change, certain operating lines previously included in our Hosted Solutions reporting segment are now included in our Payments and Transactional Documents reporting segment. Accordingly, we reclassified a portion of the goodwill from the Hosted Solutions segment to the Payments and Transactional Documents segment to account for this internal change.

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2013	2012
	(in thousands)
Employee compensation and benefits	$8,149	$8,786
Professional fees	2,322	1,824
Accrued income taxes payable	2,003	1,625
Sales and value added taxes	1,484	1,532
Accrued royalties and hosting fees	323	990
Accrued interest	237	—
Other	1,552	2,413

	$16,070	$17,170

8. Restructuring Costs

During fiscal 2013, in response to recent acquisitions and business events, we realigned our workforce and recorded pre-tax restructuring expenses associated with severance related benefits to employees and facility exit costs.

We substantially completed the workforce realignment during the year ended June 30, 2013 and do not expect to recognize significant additional costs in future periods relating to this event. The severance related benefit costs were recorded as expense within the same functional expense category in which the affected employees had been assigned. The facility exit charges were recorded as expense within the same functional expense categories in which rental expense is recorded and were fully paid at June 30, 2013. Restructuring charges recorded in fiscal 2013 were expensed as follows:

(in thousands)
Subscriptions and transactions cost of sales	$174
Service and maintenance cost of sales	141
Sales and marketing	294
Product development and engineering	86
General and administrative	484

$1,179

At June 30, 2013, our remaining liability for severance related benefits was as follows:

(in thousands)
Accrued severance benefits at June 30, 2012	$228
Additions charged to expense in 2013	1,021
Payments charged against the accrual	(1,236)

Accrued severance benefits at June 30, 2013	$13

In addition to the costs associated with severance related benefits noted above, we also recorded approximately $0.3 million of expense related to stock based compensation, primarily as a component of sales and marketing expense.

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

We lease office space in certain other cities worldwide, under operating leases that expire at various dates. In addition to the base rent, we are typically also responsible for a portion of the operating expenses associated with these facilities. Where operating leases contain rent escalation clauses or certain types of landlord concessions, the financial effect of these items are included in the determination of the straight-line expense over the lease term.

Rent expense, net of sublease income, for the fiscal years ended June 30, 2013, 2012 and 2011 was $4.6 million, $4.8 million, and $3.6 million, respectively. Sublease income for the fiscal years ended June 30, 2013 2012 and 2011 was insignificant.

Future minimum annual rental commitments under our facilities, equipment, and vehicle leases at June 30, 2013 are as follows:

(in thousands)
2014	$3,136
2015	2,577
2016	2,334
2017	2,199
2018	2,172
2019 and thereafter	6,742

$19,160

Long Term Service Arrangements

We have entered into service agreements with minimum commitments ranging between one and six years that expire between the fiscal years 2014 and 2018, primarily for software licenses, hosting services and disaster recovery services. In addition to the base terms, we have options to extend the terms of the service agreements. Payments are fixed for the initial terms and are subject to increase in the event that we elect to extend the service.

Future minimum annual commitments under our long term service arrangements as of June 30, 2013 are as follows:

(in thousands)
2014	$3,583
2015	2,452
2016	1,593
2017	808
2018	109
2019 and thereafter	—

$8,545

Legal Matters

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

On February 12, 2013 R&N Check Corp (R&N) filed a lawsuit against us in the Superior Court of Rockingham County, New Hampshire. The lawsuit alleges breach of contract in connection with a patent purchase and settlement agreement that we entered into in January 2006 and seeks unspecified damages and recovery of legal costs. On March 18, 2013 we removed the lawsuit to the United States District Court for the District of New Hampshire and R&N thereafter filed a motion to remand to the New Hampshire state court. The parties attempted to resolve the matter through mediation in June 2013 but this was not successful. A trial date has tentatively been scheduled for June 2014. We intend to vigorously defend ourselves in this matter and do not currently believe that the outcome of this action will have a material adverse consequence on our financial statements.

We are, from time to time, a party to other legal proceedings and claims that arise out of the ordinary course of our business. Other than for the matters described above, we do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require disclosure in, our financial statements.

10. Convertible Senior Notes

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

On January 17, 2013, our shareholders approved a proposal to amend our Amended and Restated Certificate of Incorporation to increase our authorized shares from 50,000,000 to 100,000,000 shares which is a sufficient number of shares to enable us to settle the entire maximum potential obligation under the Conversion Feature in shares, should we so elect. Accordingly, as of January 17, 2013 the Conversion Feature met the stockholders’ equity classification requirements and was re-measured at fair value as of that date, with the change in fair value reflected in earnings, and was reclassified from a liability to stockholders’ equity, net of taxes.

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at June 30, 2013, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

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

The net carrying amount of the convertible notes at June 30, 2013 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(51,168)

Net carrying value	$138,582

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which will be amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the convertible notes:

	Year Ended June 30,
	2013	2012
	(in thousands)
Contractual interest expense (cash)	$1,573	—
Amortization of debt issue costs (non-cash)	654	—
Amortization of debt discount (non-cash)	5,326	—

	$7,553	—

Effective interest rate of the liability component	6.60%	—%

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

The Note Hedges did not initially satisfy the accounting requirements necessary for classification within stockholders’ equity, as upon issuance and prior to January 17, 2013 any transaction under the Note Hedges was required to be settled in cash. Accordingly, the Note Hedges were initially recorded as a derivative asset, measured at fair value, in our balance sheet.

As of January 17, 2013, the Note Hedges met the stockholders’ equity classification requirements as we had an adequate level of authorized shares to permit us to settle the Note Hedges in shares of our common stock. Accordingly, on January 17, 2013 we re-measured the Note Hedges at fair value, with the change in fair value reflected in earnings, and this amount was reclassified from an asset to stockholders’ equity, net of tax.

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

The Warrants are also derivative instruments. A portion of the Warrants met the stockholders’ equity classification requirements upon issuance and, as such, were recorded in equity as of that date. Certain of the Warrants, however, did not satisfy the requirements necessary for classification within stockholders’ equity as, for the period of December 6, 2012 through December 12, 2012 we would have been required under certain circumstances to settle obligations with the counterparty to those Warrants in cash. Accordingly for this period the Warrants for which cash settlement might have been required were recorded as a derivative liability. The requirement to potentially cash settle a portion of the Warrants expired on December 12, 2012, and we did not incur any actual cash payment obligation thereunder prior to that date. On December 12, 2012 we re-measured the fair value of those Warrants that were initially recorded as a derivative liability and recorded a $2.8 million loss related to a change in fair value. Since as of December 12, 2012 we met the stockholders’ equity classification requirements, the fair value of the Warrants were reclassified to stockholders’ equity as of that date.

The Warrants are transactions that are separate from the terms of the Notes and the Note Hedges, and holders of the Notes and Note Hedges have no rights with respect to the Warrants.

11. Derivative Instruments

Our derivative instruments for the fiscal year ended June 30, 2013 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of June 30, 2013 each of these instruments met the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we fail to satisfy those requirements we would need to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Changes in the fair value of our derivative instruments, prior to and as of the date of reclassification to stockholders’ equity, were recognized in earnings as a component of “Loss on derivative instruments, net”. The following table summarizes our net loss on changes in fair value and provides a rollforward of activity from inception of the derivative instrument through June 30, 2013. The Conversion Feature and Note Hedges are not actively traded and were valued using an option pricing model that uses observable and unobservable market data for inputs including the trading price and implied volatility of our common stock, risk-free interest rate and other factors.

The gain (loss) as a result of changes in the fair value of our derivative instruments for the fiscal year ended June 30, 2013 is as follows:

(in thousands)	Fair Value at Inception	Fair Value upon reclassification to equity		Fair Value at June 30, 2013	Gain/(loss) on derivative instruments for the fiscal year ending June 30, 2013
Note Hedges	$42,390	$50,086	(1)	n/a	$7,696
Conversion Feature	56,495	65,796	(1)	n/a	(9,301)
Warrants	12,950	15,780	(2)	n/a	(2,830)

Net loss on derivative instruments					$(4,435)

(1)	The requirements for stockholders’ equity classification for the Note Hedges and Conversion Feature were met as of January 17, 2013 and, as of that date, we re-measured the fair value of these instruments and reclassified those amounts to stockholders’ equity. The fair values and resulting gain or loss are based on re-measurement at January 17, 2013.
(2)	The conditions that gave rise to the potential cash settlement of a portion of the Warrants expired on December 12, 2012 and, as of that date, we re-measured the fair value of these instruments and reclassified that amount to stockholders’ equity. The fair value and resulting loss is based on re-measurement at December 12, 2012.

12. Share Based Payments

We recognize expense for the estimated fair value of all share based payments to employees. We record expense associated with our share based payment awards on a straight-line basis over the award vesting period. For the fiscal years ended June 30, 2013, 2012, and 2011, we recorded expense of approximately $18.0 million, $13.8 million and $11.5 million, respectively, in connection with our share-based payment awards. For the fiscal years ended June 30, 2013 and 2012, we recognized tax benefits of $6.7 million and $5.8 million, respectively, related to the expense recorded in connection with our share-based payment awards.

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

Our employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, we measure the fair value of these awards at intrinsic value (the value of our common stock less the employee purchase price) at the end of each reporting period. For the fiscal years ended June 30, 2013, 2012 and 2011, we recorded compensation cost of approximately $1.2 million, $0.7 million and $2.1 million, respectively, associated with our employee stock purchase plan. As a result of employee stock purchases in fiscal years 2013, 2012 and 2011, we issued approximately 113,000, 90,000 and 170,000 shares of our common stock, respectively. The aggregate intrinsic value of shares issued under the employee stock plan during fiscal years 2013, 2012 and 2011 was $1.0 million, $0.8 million and $2.3 million, respectively. At June 30, 2013, based on employee withholdings and our common stock price at that date, approximately 32,000 shares of common stock, with an approximate intrinsic value of $0.2 million would have been eligible for issuance were June 30, 2013 to have been a designated stock purchase date.

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

Valuation and Related Activity

Compensation cost associated with stock options represented approximately $0.8 million of the total share based payment expense recorded for the fiscal year ended June 30, 2013. The stock options were valued using a Black Scholes method of valuation and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. There were no stock option grants during the fiscal year ended June 30, 2013, 2012, or 2011.

A summary of stock option and restricted stock activity for 2013 is as follows; in respect of shares available for grant, the shares are available for issuance by us as either a stock option or as a restricted stock award:

		Non-vested Stock		Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share data)
Awards outstanding at June 30, 2012	3,805	1,905	$20.31	1,030	$10.74	5.23	$7,524
Awards granted (1)	(1,125)	879	$22.34	—	$—
Shares vested		(870)	$19.07
Stock options exercised				(361)	$10.20
Awards forfeited (1)	126	(74)	$22.36	(11)	$11.41
Awards expired	—			(21)	$9.97

Awards outstanding at June 30, 2013	2,806	1,840	$21.79	637	$11.06	4.10	$9,060

Stock options exercisable at June 30, 2013				589	$10.93	3.92	$8,466

(1)	The 2009 Plan has a fungible share pool in which restricted stock awards are counted against the plan (or replenished within the plan, in respect of award forfeitures) as 1.28 shares for each one share of Common Stock subject to such restricted stock award.

The total intrinsic value of options exercised during the fiscal years ended June 30, 2013, 2012 and 2011 was approximately $5.6 million, $7.9 million and $14.0 million, respectively. The total fair value of stock options that vested during the fiscal years ended June 30, 2013, 2012 and 2011 was approximately $0.8 million, $1.4 million and $2.4 million, respectively. As of June 30, 2013, there was approximately $0.2 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 0.3 years.

The majority of our restricted stock awards vest over a four year period on a vesting schedule similar to our employee stock options; however, certain restricted stock awards vest over either a two or five year period and restricted stock awards granted to our non-employee directors upon his or her election to the Board of Directors and annually thereafter vest after a one year period. Restricted stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The total fair value of restricted stock awards that vested during the fiscal years ended June 30, 2013, 2012 and 2011 was approximately $16.6 million, $8.2 million and $5.5 million, respectively. We recorded expense of approximately $16.1 million associated with our restricted stock awards for the fiscal year ended June 30, 2013. As of June 30, 2013, there was approximately $32.5 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 1.5 years. Approximately 0.9 million shares of restricted stock awards vested during the year ended June 30, 2013.

13. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands, except per share data)
Numerator—basic and diluted:
Net income (loss)	$(14,395)	$1,705	$35,893
Less: Net income (loss) allocable to participating securities	—	—	—

Net income (loss) allocable to common stockholders—basic and diluted	$(14,395)	$1,705	$35,893

Denominator:
Shares used in computing basic net income (loss) per share attributable to common stockholders	35,444	34,268	31,660
Effect of dilutive securities	—	976	1,793

Shares used in computing diluted net income (loss) per share attributable to common stockholders	35,444	35,244	33,453

Basic net income (loss) per share attributable to common stockholders	$(0.41)	$0.05	$1.13

Diluted net income (loss) per share attributable to common stockholders	$(0.41)	$0.05	$1.07

At June 30, 2013, 2012 and 2011, approximately, 2.9 million, zero and 11,000 shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share, respectively, as their effect on the calculation would have been anti-dilutive. As more fully discussed in Note 10, in December 2012 we issued convertible notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the year ended June 30, 2013, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

14. Operations by Industry Segments and Geographic Area

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

During fiscal year 2013, we changed the internal reporting classification of certain operating lines. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

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

Hosted Solutions. Our Hosted Solutions segment provides customers with hosted SaaS offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our hosted payments and accounts payable automation solutions, including Paymode-X and SWIFT Access Service. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of intangible assets, impairment losses on equity investments, restructuring related charges and certain non-cash items related to our convertible notes. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments at predetermined rates that are established as a percentage of the segment’s budgeted revenues.

We do not track or assign our assets by operating segment.

We have presented segment information for the years ended June 30, 2013, 2012 and 2011 according to the segment descriptions above.

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$119,677	$107,295	$103,196
Banking Solutions	68,093	58,469	51,266
Hosted Solutions	67,004	58,520	34,919

	$254,774	$224,284	$189,381

Segment measure of profit:
Payments and Transactional Documents	$30,774	$25,437	$24,774
Banking Solutions	4,683	8,671	10,227
Hosted Solutions	7,193	6,269	1,784

Total measure of segment profit	$42,650	$40,377	$36,785

A reconciliation of the measure of segment profit to our GAAP income before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Total measure of segment profit	$42,650	$40,377	$36,785
Less:
Amortization of intangible assets	(19,549)	(15,753)	(12,662)
Stock-based compensation expense	(18,031)	(13,768)	(11,467)
Acquisition and integration related expenses	(10,827)	(1,987)	(1,677)
Restructuring charges	(1,179)	(1,609)	(1,111)
Loss on derivative instruments, net	(4,435)	—	—
Other income (expense), net	(6,922)	41	558

Income (loss) before income taxes	$(18,293)	$7,301	$10,426

The following depreciation expense amounts are included in the segment measure of profit (loss):

	Fiscal Year Ended June 30
	2013	2012	2011
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$1,944	$1,646	$1,830
Banking Solutions	2,145	1,144	659
Hosted Solutions	2,772	2,934	2,651

Total depreciation expense	$6,861	$5,724	$5,140

We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here; particularly in respect of financial institution customers located in Australia and Canada for which the point of sale was the United States. With our August 2013 acquisition of Sterci, we expect revenues of continental Europe to increase in fiscal year 2014.

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Revenues from unaffiliated customers:
United States	$167,368	$152,358	$129,481
United Kingdom	79,774	64,680	53,743
Continental Europe	4,311	3,954	3,883
Asia-Pacific	3,321	3,292	2,274

Total revenues from unaffiliated customers	$254,774	$224,284	$189,381

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	Fiscal Year Ended June 30,
	2013	2012
	(in thousands)
Long-lived assets:
United States	$31,068	$19,189
United Kingdom	3,602	4,332
Continental Europe	24	5
Asia-Pacific	119	128

Total long-lived assets	$34,813	$23,654

15. Income Taxes

Deferred tax assets and liabilities are calculated based on the differences between the financial reporting and tax basis of assets and liabilities and are measured by applying tax rates that are expected to be in effect when the differences reverse. Significant components of our deferred income taxes are as follows:

	June 30,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$16,428	$11,728
Stock compensation	5,724	6,043
Research and development and other credits	4,184	3,314
Various accrued expenses	1,811	2,399
Deferred revenue	1,827	1,356
Property, plant and equipment	621	657
Allowances and reserves	252	248
Foreign tax deductions	139	205
Inventory	25	57
Capital loss	12	14

Total deferred tax assets	31,023	26,021
Valuation allowance	(6,656)	(6,756)

Deferred tax assets, net of valuation allowance	24,367	19,265
Deferred tax liabilities:
Intangible assets	(9,804)	(7,559)
Convertible debt	(5,128)	—
Property, plant and equipment	(2,178)	(1,419)
Deferred revenue	(60)	(50)

Total deferred tax liabilities	(17,170)	(9,028)

Net deferred tax assets	$7,197	$10,237

We record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, we recorded a $6.7 million valuation allowance against certain deferred tax assets at June 30, 2013, given the uncertainty of recoverability of these amounts. Approximately $3.2 million of the valuation allowance will be reversed through additional paid-in capital if realized, as it relates to excess tax benefits arising from non-qualified stock option exercises occurring prior to our adoption of the expense recognition criteria for share based payments.

At June 30, 2013, we had US net operating loss carryforwards of $67.6 million, which expire at various times through the year 2033. Included within this amount is approximately $41.5 million of excess tax deductions associated with restricted stock awards that have vested and with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the benefit will be recorded as an increase to additional paid-in capital. Approximately $32.6 million of the aforementioned excess tax benefits have not been reflected as a component of our deferred tax assets at June 30, 2013, as these amounts are recognized for financial reporting purposes only when they actually reduce currently payable income taxes. We also had foreign net operating loss carryforwards (primarily in Europe) of $8.0 million, which have no statutory expiration date. We utilized approximately $0.5 million of net operating losses in 2013 in our foreign operations, predominately in Europe.

Our deferred tax liabilities were reduced by $0.1 million resulting from the enactment of legislation during fiscal year 2013 that decreased the UK statutory tax rates and by $0.1 million resulting from the impact of a non-

recurring tax benefit arising from a change in our German tax rate as a result of a restructuring of our German operations. Our deferred tax assets were increased by $0.3 million resulting from the enactment of legislation during fiscal year 2013 that retroactively reinstated the research and development credit in the US.

We have approximately $3.6 million of research and development tax credit carryforwards available, which expire at various points through year 2033. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

As of June 30, 2013, we had approximately $1.8 million of total gross unrecognized tax benefits, of which approximately $1.7 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. Approximately $0.2 million of the gross unrecognized tax benefits resulted in a reduction to the valuation allowance, and approximately $0.7 million of the gross unrecognized tax benefits resulted in a reduction to tax credit carryforwards. We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.1 million, as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

We record a deferred tax asset if we believe it is more likely than not that we will recover that asset against future taxable income. In making this determination we consider historical and projected financial results, the planned reversal of existing deferred tax liabilities that provide a source of future taxable income and the availability of tax planning strategies.

The Notes we issued in December 2012 will result in a significant future expense burden to our US operations, particularly related to interest expense (and in particular, non-cash interest expense as the debt is accreted to the principal amount due upon maturity). In making our assessment of US deferred tax asset recoverability at June 30, 2013, we considered our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of a specific tax planning action that we believe will provide a significant future source of US taxable income. Based on our analysis, we concluded that it was more likely than not that our deferred tax assets will be recovered. However, if we are unable to generate future US taxable income sufficient to overcome the expense burden of the Notes, all or a portion of our US deferred tax assets might become impaired which would give rise to the recognition of significant deferred tax expense in the period in which that determination was made.

A summary of the changes in the gross amount of unrecognized tax benefits is shown below:

(in thousands)
Balance at July 1, 2010	$1,541
Additions related to current year tax positions	347
Reductions related to prior year tax positions	(969)
Reductions due to lapse of statute of limitations	(279)
Foreign currency translation	101

Balance at June 30, 2011	741
Additions related to current year tax positions	290
Reductions due to lapse of statute of limitations	(51)
Foreign currency translation	(22)

Balance at June 30, 2012	958
Additions related to current year tax positions	854
Additions related to prior year tax positions	129
Reductions due to lapse of statute of limitations	(77)
Reductions due to settlements	(21)
Foreign currency translation	(14)

Balance at June 30, 2013	$1,829

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. To the extent that the accrued interest and penalties do not ultimately become payable, the amounts accrued will be derecognized and reflected as an income tax benefit in the period that such a determination is made. Our accrued interest and penalties related to uncertain tax positions as of June 30, 2013 and 2012, and recorded in each of the annual periods ending June 30, 2013, 2012, and 2011, were not significant.

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

The provision for (benefit from) income taxes consists of the following:

	Year Ended June 30,
	2013	2012	2011
	(in thousands)
Current:
Federal	$(173)	$2,108	$(349)
State	21	645	227
Foreign	4,983	3,567	2,801

	4,831	6,320	2,679
Deferred:
Federal	(5,315)	202	(22,651)
State	(1,338)	151	(3,957)
Foreign	(2,076)	(1,077)	(1,538)

	(8,729)	(724)	(28,146)

	$(3,898)	$5,596	$(25,467)

The income tax expense (benefit) includes a tax benefit of $0.1 million, $0.1 million and $0.3 million for fiscal years 2013, 2012 and 2011, respectively, relating to a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations.

We recorded an increase to additional paid-in capital of $0.1 million during fiscal year 2013 for excess tax benefits from vesting of restricted stock awards and from non-qualified stock option exercises that reduced currently payable income taxes.

Net income (loss) before income taxes by geographic area is as follows:

	Year Ended June 30,
	2013	2012	2011
	(in thousands)
United States	$(29,129)	$(1,158)	$4,898
United Kingdom	10,651	8,496	6,200
Continental Europe	(352)	(505)	(634)
Asia-Pacific	537	468	(38)

	$(18,293)	$7,301	$10,426

A reconciliation of the federal statutory rate to the effective income tax rate is as follows (certain prior year amounts in the reconciliation have been reclassified to conform to the fiscal year 2013 presentation):

	Year Ended June 30,
	2013	2012	2011
Tax expense (benefit) at federal statutory rate	(35.0)%	35.0%	34.0%
State taxes, net of federal benefit	(7.4)	7.3	(29.6)
Foreign branch operations, net of foreign tax deductions	17.8	34.7	11.8
Convertible debt	5.5	—	—
Non-deductible acquisition costs	5.0	4.7	4.0
Changes in uncertain tax positions	3.9	3.1	—
Non-deductible other expenses	3.8	7.0	4.6
Non-deductible share-based payments	1.2	0.8	1.6
Change in valuation allowance	0.6	1.6	(260.4)
Changes in tax laws or rates	(2.1)	(1.7)	—
Research and development credit	(5.2)	(3.4)	(5.7)
Tax rate differential on foreign earnings	(8.5)	(12.2)	(4.1)
Other	(0.9)	(0.3)	(0.5)

	(21.3)%	76.6%	(244.3)%

The excess of our effective tax rate over statutory tax rates was primarily due to our inability to utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, resulting in a higher overall tax rate.

16. Guarantees

We generally offer a standard warranty on our products and services, specifying that our software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, we offer, as an element of our standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs arising from claims of patent, copyright, trademark or other similar infringements by our software products. To date, we have not had any significant warranty or indemnification claims against our products. At June 30, 2013 and 2012, warranty accruals were not significant.

Further, certain of our arrangements with customers include clauses whereby we may be subject to penalties for failure to meet certain service level requirements; however, we have not incurred any related material penalties to date.

17. Stock Repurchase Program

In May 2012 we announced a repurchase program for up to $20 million of our common stock. Through June 30, 2013 we had expended $3.4 million (repurchasing 180,000 shares) under this program.

18. Quarterly Financial Data (unaudited)

During fiscal year 2013 we changed the internal reporting classification of certain operating lines and revised the methodology used for recording certain personnel related costs. The reclassification changed our gross profit and total operating expenses but did not affect our consolidated revenues, operating (loss) income, or net (loss) income. To provide consistent presentation these changes, while not significant, are reflected for all periods presented.

The following table contains selected quarterly financial data for the twelve months ended June 30, 2012 and 2013. The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total year per share amounts.

	For the quarters ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
	(in thousands, except per share data)
Revenues	$52,476	$55,094	$55,316	$61,398	$61,689	$63,609	$64,444	$65,032
Gross profit	29,329	30,737	29,312	33,719	33,478	33,237	34,177	34,596
Net income (loss)	$1,741	$2,464	$(1,332)	$(1,168)	$18	$(7,040)	$(3,559)	$(3,814)

Basic net income (loss) per share	$0.05	$0.07	$(0.04)	$(0.03)	$0.00	$(0.20)	$(0.10)	$(0.11)
Diluted net income (loss) per share	$0.05	$0.07	$(0.04)	$(0.03)	$0.00	$(0.20)	$(0.10)	$(0.11)
Shares used in computing basic net income (loss) per share	33,710	34,160	34,460	34,744	34,909	35,284	35,644	35,941
Shares used in computing diluted net income (loss) per share	34,841	35,090	34,460	34,744	35,626	35,284	35,644	35,941

19. Subsequent Events

On August 20, 2013, we entered into a Share Purchase Agreement with SF21 SA (“Sterci”), a Swiss corporation, under which we acquired the outstanding share capital of Sterci for a cash payment of approximately $120.2 million based on current exchange rates.

On August 20, 2013, we also entered into a Share Purchase Agreement with Simplex GTP Limited (“Simplex”) to acquire the outstanding share capital of Simplex, a UK based corporation, for a cash payment of $5.4 million based on current exchange rates. We anticipate completing the Simplex acquisition during the first quarter of fiscal 2014, subject to certain Simplex shareholder approvals and other customary closing conditions.

Sterci and Simplex are leading providers of financial messaging solutions utilizing the SWIFT global messaging network.

Preliminary purchase accounting estimates for Sterci are not yet available.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (DE), INC.

By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer

Date: August 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ JOSEPH L. MULLEN Joseph L. Mullen	Chairman of the Board	August 29, 2013

/s/ ROBERT A. EBERLE Robert A. Eberle	President, Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2013

/s/ KEVIN M. DONOVAN Kevin M. Donovan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 29, 2013

/s/ JOSEPH L. BARRY JR. Joseph L. Barry Jr.	Director	August 29, 2013

/s/ MICHAEL J. CURRAN Michael J. Curran	Director	August 29, 2013

/s/ JENNIFER M. GRAY Jennifer M. Gray	Director	August 29, 2013

/s/ JEFFREY C. LEATHE Jeffrey C. Leathe	Director	August 29, 2013

/S/ JAMES L. LOOMIS James L. Loomis	Director	August 29, 2013

/S/ DANIEL M. MCGURL Daniel M. McGurl	Director	August 29, 2013

/S/ JAMES W. ZILINSKI James W. Zilinski	Director	August 29, 2013

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1*†	Asset Purchase Agreement dated August 5, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	2.1	11/9/2009

2.2*	Agreement and Plan of Merger dated as of March 29, 2011, by and among the Registrant, BlackJack Acquisition Corp., LAS Holdings, Inc. and H.I.G. Law Audit, LLC.	8-K	000-25259	2.1	4/1/2011

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-67309	3.2	11/13/1998

3.2	Amended and Restated By-Laws of the Registrant, as amended.	10-K	000-25259	3.2	9/12/2007

4.1	Specimen Certificate for Shares of Common Stock.	S-1	333-67309	4.1	1/7/1999

4.2	Warrant dated September 14, 2009 issued by the Registrant to Bank of America, N.A.	10-Q	000-25259	4.1	11/9/2009

4.3	Registration Rights Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	4.2	11/9/2009

10.1	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp.	10-K	000-25259	10.33	9/28/2000

10.2	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.	10-K	000-25259	10.34	9/28/2000

10.3	Sublease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.35	9/28/2000

10.4	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.52	9/30/2002

10.5	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.	10-Q	000-25259	10.1	11/13/2001

10.6	Third Amendment to Sublease, effective as of June 30, 2010, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.45	9/10/2010

10.7	Fourth Amendment to Sublease, effective as of April 1, 2012, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.7	8/27/2012

10.8	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/14/2002

10.9	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.5	2/14/2002

10.10	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/12/2003

10.11	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland.	10-Q	000-25259	10.2	2/13/2004

10.12	Confirmation of Committed Business Overdraft Facility as of February 7, 2005 between Bottomline Technologies Europe Limited and Royal Bank of Scotland.	10-Q	000-25259	10.3	2/8/2005

10.13†	Services Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	1/14/2010

10.14	First Amendment to Services Agreement dated September 29, 2010 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.19	9/9/2011

10.15†	Second Amendment to Services Agreement dated September 27, 2010 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.20	9/9/2011

10.16†	Third Amendment to Services Agreement dated February 1, 2011 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.21	9/9/2011

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.17†	Fourth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	11/8/2011

10.18†	Fifth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	2/7/2012

10.19†	Sixth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.2	2/7/2012

10.20†	Seventh Amendment to Services Agreement dated October 25, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.3	2/7/2012

10.21†	Eighth Amendment to Services Agreement dated January 5, 2012 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	5/10/2012

10.22†	Ninth Amendment to Services Agreement dated January 13, 2012 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.2	5/10/2012

10.23#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.	S-1	333-67309	10.3	11/13/1998

10.24#	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan.	10-Q	000-25259	10.1	2/9/2006

10.25#	2009 Stock Incentive Plan.	8-K	000-25259	99.1	11/25/2009

10.26#	Amended 2009 Stock Incentive Plan.	8-K	000-25259	99.1	11/21/2011

10.27#	Form of Restricted Stock Agreement for UK Participants.	10-Q	000-25259	10.1	5/7/2010

10.28#	Form of Restricted Stock Agreement for Robert A. Eberle.	10-Q	000-25259	10.2	5/7/2010

10.29#	Form of Restricted Stock Agreement for US Participants.	10-Q	000-25259	10.3	5/7/2010

10.30#	Form of Stock Option Agreement for US Participants.	10-Q	000-25259	10.5	5/7/2010

10.31#	Form of Stock Option Agreement for UK Participants.	10-Q	000-25259	10.6	5/7/2010

10.32#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.	10-K	000-25259	10.16	9/14/2004

10.33#	Amended and Restated 2000 Employee Stock Purchase Plan.	8-K	000-25259	99.2	11/19/2010

10.34#	Form of Restricted Stock Agreement for Non-Employee Directors.	10-Q	000-25259	10.4	5/7/2010

10.35	Form of Indemnification Letter dated as of September 21, 2000.	10-Q	000-25259	10.1	11/14/2000

10.36#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.	10-Q	000-25259	10.1	2/12/2003

10.37#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.	10-Q	000-25259	10.2	2/12/2003

10.38#	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amendment and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002.	10-Q	000-25259	10.1	11/8/2005

10.39#	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amendment and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002.	10-Q	000-25259	10.2	11/8/2005

10.40#	Letter Agreement dated as of November 16, 2006 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.4	2/8/2007

10.41#	Executive Retention Agreement dated as of November 16, 2006 between the Registrant and Kevin M. Donovan.	10-Q	000-25259	10.6	2/8/2007

10.42#	Letter Agreement dated November 18, 2010 with Joseph L. Mullen.	10-Q	000-25259	10.1	2/7/2011

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.43#	Letter Agreement dated as of December 23, 2008 between the Registrant and Kevin M. Donovan.	10-Q	000-25259	10.3	2/6/2009

10.44#	Service Agreement dated November 22, 1999 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	11/8/2010

10.45#	Deed of Variation to Service Agreement dated February 18, 2011 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	5/6/2011

10.46#	Letter Agreement dated as of December 23, 2008 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.2	2/6/2009

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.					X

32.1	Section 1350 Certification of Principal Executive Officer.					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document .					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document .					X

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2013, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income and Loss for the years ended June 30, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.