Form 10-Q
period 2013-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2013-11-12
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2013 was 38,588,779.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2013	June 30, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$173,588	$283,552
Marketable securities	22,592	9,525
Accounts receivable, net of allowance for doubtful accounts of $764 at September 30, 2013 and $769 at June 30, 2013	49,936	44,430
Deferred tax assets	8,288	6,764
Prepaid expenses and other current assets	11,638	8,479

Total current assets	266,042	352,750
Property and equipment, net	28,509	23,631
Goodwill	169,591	109,196
Intangible assets, net	164,593	82,872
Other assets	13,821	17,073

Total assets	$642,556	$585,522

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,625	$8,933
Accrued expenses	24,845	16,070
Deferred revenue	51,139	47,184

Total current liabilities	88,609	72,187
Convertible senior notes	141,067	138,582
Deferred revenue, non-current	9,111	9,104
Deferred income taxes	22,532	5,457
Other liabilities	13,869	3,443

Total liabilities	275,188	228,773

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—100,000; issued shares—38,231 at September 30, 2013, and 37,903 at June 30, 2013; outstanding shares—36,434 at September 30, 2013, and 36,045 at June 30, 2013	38	38
Additional paid-in capital	505,206	499,182
Accumulated other comprehensive loss	(537)	(10,460)
Treasury stock: 1,797 shares at September 30, 2013, and 1,858 shares at June 30, 2013, at cost	(21,168)	(21,888)
Accumulated deficit	(116,171)	(110,123)

Total stockholders’ equity	367,368	356,749

Total liabilities and stockholders’ equity	$642,556	$585,522

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2013	2012

Revenues:
Subscriptions and transactions	$31,549	$28,547
Software licenses	4,738	4,699
Service and maintenance	29,322	26,455
Other	1,640	1,988

Total revenues	67,249	61,689
Cost of revenues:
Subscriptions and transactions	15,344	13,986
Software licenses	366	409
Service and maintenance	12,519	12,294
Other	1,226	1,522

Total cost of revenues	29,455	28,211

Gross profit	37,794	33,478
Operating expenses:
Sales and marketing	16,242	14,473
Product development and engineering	8,407	8,306
General and administrative	8,486	6,561
Amortization of intangible assets	5,705	4,312

Total operating expenses	38,840	33,652

Loss from operations	(1,046)	(174)
Other income (expense), net	(4,040)	46

Loss before income taxes	(5,086)	(128)
Income tax provision (benefit)	962	(146)

Net (loss) income	$(6,048)	$18

Basic net (loss) income per share attributable to common stockholders:	$(0.17)	$0.00

Diluted net (loss) income per share attributable to common stockholders:	$(0.17)	$0.00

Shares used in computing basic net (loss) income per share attributable to common stockholders:	36,214	34,909

Shares used in computing diluted net (loss) income per share attributable to common stockholders:	36,214	35,626

Other comprehensive income, net of tax:
Unrealized gain on available for sale securities, net of tax	17	—
Foreign currency translation adjustments	9,906	2,393

Other comprehensive income, net of tax	9,923	2,393

Comprehensive income	$3,875	$2,411

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2013	2012
Operating activities:
Net income	$(6,048)	$18
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	5,705	4,312
Stock compensation expense	5,032	4,207
Depreciation and amortization of property and equipment	1,832	1,713
Deferred income tax benefit	(544)	(1,105)
Provision for allowances on accounts receivable	47	75
Provision for allowances for obsolescence of inventory	7	(1)
Excess tax benefits associated with stock compensation	(116)	(82)
Amortization of debt issuance costs	296	—
Amortization of debt discount	2,486	—
Amortization of premium on investments	92	—
Loss on disposal of equipment	1	2
(Gain) loss on foreign exchange	(35)	12
Changes in operating assets and liabilities:
Accounts receivable	2,903	1,770
Inventory	748	40
Prepaid expenses and other current assets	(1,181)	(208)
Other assets	(342)	122
Accounts payable	775	(295)
Accrued expenses	(1,847)	(2,035)
Deferred revenue	(1,639)	1,422
Other liabilities	369	72

Net cash provided by operating activities	8,541	10,039
Investing activities:
Acquisition of business, net of cash acquired	(108,918)	(28,253)
Purchases of held-to-maturity securities	(55)	(62)
Proceeds from sales of held-to-maturity securities	55	62
Purchase of available-for-sale securities	(13,629)	—
Proceeds from sales of available-for-sale securities	500	—
Proceeds from sale of property and equipment	28	—
Purchases of property and equipment, net	(3,346)	(1,782)

Net cash used in investing activities	(125,365)	(30,035)
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,596	1,623
Excess tax benefits associated with stock compensation	116	82
Capital lease payments	—	(28)
Repurchase of common stock	—	(933)

Net cash provided by financing activities	1,712	744
Effect of exchange rate changes on cash	5,148	1,524

Decrease in cash and cash equivalents	(109,964)	(17,728)
Cash and cash equivalents at beginning of period	283,552	124,801

Cash and cash equivalents at end of period	$173,588	$107,073

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2014. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 29, 2013.

The classification of certain personnel costs were reclassified from cost of sales to sales and marketing expense during fiscal year 2013. This reclassification changed our gross profit and total operating expenses but did not affect our consolidated revenues, operating (loss) income, or net (loss) income. For the first three months of fiscal year 2013 the reclassification was $0.3 million. To provide consistent presentation of the measurement of cost of revenues and operating expenses, these changes, while not significant, are reflected for all periods presented.

Note 2—Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. We adopted this guidance effective July 1, 2013 and it did not have a significant impact on our consolidated financial statements.

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

In June 2013, the Emerging Issues Task Force (EITF) reached final consensus on the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. This topic addresses the balance sheet presentation of a liability for an unrecognized tax benefit when settlement of the liability with the taxing authority would otherwise reduce a deferred tax asset for a net operating loss or tax credit carryforward under the provisions of the tax law. The EITF affirmed that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforward when settlement in this manner is permissible under the tax law. This standard is applicable for annual periods beginning after December 31, 2013, and for interim periods within those annual periods. Accordingly, we will apply this standard beginning July 1, 2014, the first quarter of our 2015 fiscal year. We anticipate that this will result in a reduction to non-current deferred tax assets and non-current other liabilities in our consolidated balance sheet. We do not believe this will have an impact on our consolidated statements of comprehensive income (loss) or cash flows.

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

At September 30, 2013 and June 30, 2013, our assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2013				June 30, 2013
(in thousands)	Fair Value Measurements Using Input Types			Total	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$62,832	$—	$—	$62,832	$85,880	$—	$—	$85,880
Available for sale securities
Debt
US Corporate	10,679	—	—	10,679	4,125	—	—	4,125
Residential mortgage-backed	6,346	—	—	6,346	2,846	—	—	2,846
Government—US	5,511	—	—	5,511	2,499	—	—	2,499

Total available for sale securities	$22,536	$—	$—	$22,536	$9,470	$—	$—	$9,470

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of September 30, 2013 and June 30, 2013.

	September 30, 2013			June 30, 2013
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	56	22,536	22,592	55	9,470	9,525

Total marketable securities	$56	$22,536	$22,592	$55	$9,470	$9,525

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities, in thousands:

As of September 30, 2013 (in thousands)
Due within 1 year	$12,955
Due in 1 year through 5 years	$9,581

Total	$22,536

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of September 30, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of September 30, 2013
	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
U.S. Corporate	$4,205	$3
Residential mortgage-backed	$—	$—
Government—US	$—	$—

Total	$4,205	$3

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the convertible senior notes (the Notes) more fully described in Note 10. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at September 30, 2013 and June 30, 2013, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive loss in shareholders’ equity, net of tax.

•	The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value of the Notes will be accreted, over the remaining term to maturity, to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $215.6 million as of September 30, 2013. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Note 4—Product and Business Acquisitions

2014 Acquisition Activity

During the three months ended September 30, 2013, we completed two business acquisitions, SF2I SA (Sterci) and Simplex GTP Limited (Simplex) for aggregate purchase consideration of $126.4 million in cash. Sterci and Simplex are leading providers of financial messaging solutions utilizing the SWIFT global messaging network on behalf of more than 350 customers across 20 different countries. These acquisitions, combined with our existing SWIFT financial messaging business, will create a new global center of excellence in financial messaging, providing solutions for banks, financial institutions and corporations around the world. Details of each acquisition follow below.

Sterci

On August 20, 2013, we acquired Sterci, a Swiss corporation for a cash payment of 111.0 million Swiss Francs (approximately $121.0 million based on exchange rates in effect at the acquisition date).

At September 30, 2013, we were still finalizing our estimates of fair value for certain tangible and intangible assets acquired, as well as the actuarial measurement and disclosures of Sterci’s defined benefit plan obligation. Accordingly, the allocation of the purchase price that follows below is preliminary and subject to change as we finalize our fair value analysis, which we expect to complete during the quarter ending December 31, 2013. In the preliminary allocation of the purchase price set forth below, we recognized $44.4 million of goodwill. The goodwill arose primarily due to the recognition of certain deferred tax and pension liabilities in purchase accounting, the assembled workforce of Sterci and synergies that we expect to receive from the expansion of our financial messaging solutions. The goodwill is not deductible for income tax purposes.

Sterci sponsors a retirement plan for its Swiss based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under US GAAP, result in defined benefit plan accounting. Our total expense under this plan was approximately $0.2 million for the quarter ended September 30, 2013.

Sterci also owned a non-controlling interest in Simplex which had an acquisition date fair value of $5.6 million.

Sterci’s operating results have been included in our operating results from the date of the acquisition forward as a component of the Hosted Solutions segment and all of the Sterci goodwill was allocated to this segment. Identifiable intangible assets aggregating $79.9 million are being amortized over a weighted average useful life of twelve years. The identifiable intangible assets include customer related assets, core technology and other intangible assets (trade names) and are being amortized over estimated weighted average useful lives of fourteen, eight and eleven years, respectively.

For the quarter ended September 30, 2013, revenues attributable to the Sterci acquisition represented less than 3% of our consolidated revenues. For the quarter ended September 30, 2013, operations of Sterci generated a pre-tax loss of approximately $3.5 million, inclusive of $1.7 million in intangible asset amortization expense.

Simplex

On September 4, 2013, we acquired all of the remaining equity of Simplex, a UK-based corporation for a cash payment of £3.4 million (approximately $5.4 million based on exchange rates in effect at the acquisition date).

The acquisition of Simplex was a business combination achieved in stages as we initially held, through our acquisition of Sterci, a non-controlling interest in Simplex prior to our acquiring control on September 4, 2013. The accounting purchase price for Simplex of $15.2 million includes the acquisition date fair value of our non-controlling interest in Simplex of $5.6 million, plus the cash consideration paid on September 4, 2013 for the controlling interest in Simplex of $5.4 million. The accounting purchase price also includes the settlement of a preexisting relationship, specifically amounts due from Simplex, of $4.2 million. In the preliminary purchase price allocation below, our prior non-controlling interest in Simplex was initially included in the purchase price allocation of Sterci at fair value and was then reallocated to the Simplex assets acquired and liabilities assumed upon obtaining control of Simplex. We paid a total of $126.4 million in cash for these acquisitions excluding the impact of cash acquired.

At September 30, 2013, we were still finalizing our estimates of fair value and useful lives for certain tangible and intangible assets acquired. Accordingly, the allocation of the purchase price that follows below is preliminary and subject to change as we finalize our fair value analysis, which we expect to complete during the quarter ending December 31, 2013. In the preliminary allocation of the purchase price set forth below, we recognized $11.9 million of goodwill which is not deductible for income tax purposes. The goodwill arose primarily due to the recognition of certain deferred tax liabilities in purchase accounting, the assembled workforce of Simplex and synergies we expect to receive by leveraging Simplex with our existing financial messaging solutions.

Simplex’s operating results have been included in our operating results from the date of the acquisition forward as a component of the Hosted Solutions segment and all of the goodwill was allocated to this segment. Identifiable intangible assets aggregating $4.5 million include customer related assets and other intangible assets and are being amortized over estimated weighted average useful lives of fifteen and four years, respectively.

For the quarter ended September 30, 2013, revenues attributable to the Simplex acquisition represented less than 1% of our consolidated revenues and Simplex was integrated into our existing business lines in a manner that makes tracking or reporting earnings specifically attributable to this acquisition impracticable.

Set forth below is the preliminary allocation of the purchase price for the Sterci and Simplex acquisitions as of September 30, 2013.

	Sterci	Simplex	Elimination	Total
	(in thousands)
Current assets	$24,401	$3,019	$—	$27,420
Property and equipment	2,668	455	—	3,123
Due from Simplex	4,242	—	(4,242)	—
Customer related intangible assets	55,807	4,338	—	60,145
Core technology	17,848	—	—	17,848
Other intangible assets	6,291	191	—	6,482
Investment in Simplex	5,596	—	(5,596)	—
Goodwill	44,363	11,866	—	56,229
Current liabilities	(12,352)	(3,708)	—	(16,060)
Pension liability	(9,478)	—	—	(9,478)
Other liabilities	(18,367)	(958)	—	(19,325)

Total purchase price	$121,019	$15,203	$(9,838)	$126,384

A reconciliation of cash paid to the accounting purchase price for these acquisitions as of September 30, 2013 is as follows.

	Sterci	Simplex	Elimination	Total
	(in thousands)
Cash paid	$121,019	$5,365	$—	$126,384
Settlement of preexisting relationship	—	4,242	(4,242)	—
Acquisition date fair value of the previously held equity interest	—	5,596	(5,596)	—

Total accounting purchase price	$121,019	$15,203	$(9,838)	$126,384

Acquisition expenses of approximately $2.0 million were expensed during the three months ended September 30, 2013 related to these acquisitions, principally as a component of general and administrative expense.

Pro Forma Information

The following unaudited pro forma financial information presents the combined results of operations of Bottomline and Sterci, which was considered a significant acquisition for the purposes of pro forma information disclosure, as if the acquisition had occurred on July 1, 2012. The pro forma financial information for all periods presented includes the accounting effects resulting from certain adjustments such as an increase in amortization expense as a result of acquired intangible assets, an increase in depreciation expense as a result of acquired property and equipment and a decrease in interest income as a result of the cash paid for the acquisition. This pro forma information does not necessarily reflect the results of operations that would have actually occurred had we and Sterci been a single entity during these periods.

	Three months ended September 30, 2013	Three months ended September 30, 2012
	(in thousands)

Revenues	$69,021	$69,499
Net income	$(9,466)	$(4,057)
Net income per basic share attributable to common stockholders	$(0.26)	$(0.12)
Net income per diluted share attributable to common stockholders	$(0.26)	$(0.12)

Note 5—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2013	2012
	(in thousands)

Numerator:
Net (loss) income allocable to common stockholders	$(6,048)	$18

Denominator:
Shares used in computing basic net (loss) income per share attributable to common stockholders	36,214	34,909

Effect of dilutive securities	—	717

Shares used in computing diluted net (loss) income per share attributable to common stockholders	36,214	35,626

Basic net (loss) income per share attributable to common stockholders	$(0.17)	$0.00

Diluted net (loss) income per share attributable to common stockholders	$(0.17)	$0.00

At September 30, 2013, approximately 2.9 million shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive. As more fully discussed in Note 10, in December 2012 we issued the Notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the quarter ended September 30, 2013, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

Hosted Solutions. Our Hosted Solutions segment provides customers with hosted SaaS offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment incorporates our hosted payments and accounts payable automation solutions, including Paymode-X. This segment also incorporates our financial messaging solutions, including the operating results of our recent acquisitions of Sterci and Simplex. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

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

We do not track or assign our assets by operating segment.

Segment information for the three months ended September 30, 2013 and 2012 according to the segment descriptions above, is as follows:

	Three Months Ended September 30,
	2013	2012
	(in thousands)

Segment revenue:
Payments and Transactional Documents	$29,811	$27,571
Banking Solutions	17,276	18,119
Hosted Solutions	20,162	15,999

Total segment revenue	$67,249	$61,689

Segment measure of profit:
Payments and Transactional Documents	$8,964	$7,082
Banking Solutions	1,485	2,015
Hosted Solutions	1,163	1,259

Total measure of segment profit	$11,612	$10,356

A reconciliation of the measure of segment profit to GAAP operating (loss) income before income taxes is as follows:

	Three Months Ended September 30,
	2013	2012
	(in thousands)

Total measure of segment profit	$11,612	$10,356
Less:
Amortization of intangible assets	(5,705)	(4,312)
Stock-based compensation expense	(5,032)	(4,207)
Acquisition and integration related expenses	(1,866)	(1,715)
Restructuring charges	(55)	(296)
Add:
Other income (expense), net	(4,040)	46

Loss before income taxes	$(5,086)	$(128)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$619	$485
Banking Solutions	494	526
Hosted Solutions	719	702

Total depreciation expense	$1,832	$1,713

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

	Three Months Ended September 30,
	2013	2012
	(in thousands)

Revenues from unaffiliated customers:
United States	$41,780	$42,710
United Kingdom	22,342	17,178
Continental Europe	2,407	1,047
Asia-Pacific	720	754

Total revenues from unaffiliated customers	$67,249	$61,689

Long-lived assets, which are based on geographical location, were as follows:

	As of September 30,	As of June 30,
	2013	2013
	(in thousands)
Long-lived assets
United States	$32,597	$31,068
United Kingdom	4,321	3,602
Continental Europe	2,691	24
Asia-Pacific	154	119

Total long-lived assets	$39,763	$34,813

Note 7—Income Taxes

The income tax expense we record in any interim period is based on our estimated effective tax rate for the fiscal year. The calculation of our estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction, as well as total tax expense for the fiscal year. Accordingly, this tax rate is subject to adjustment if, in subsequent interim periods, there are changes to our initial estimates of total tax expense or pre-tax income, including income by jurisdiction.

We recorded income tax expense of $1.0 million and an income tax benefit of $0.1 million for the three months ended September 30, 2013 and 2012, respectively. The income tax expense for the three months ended September 30, 2013 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations. Our tax expense for the three months ended September 30, 2013 was offset in part by a discrete tax benefit of approximately $0.6 million from the enactment of legislation that decreased UK income tax rates. The income tax benefit we recorded for the quarter ended September 30, 2012 was principally due to the impact of discrete tax benefits from the enactment of legislation that decreased UK income tax rates, which offset tax expense associated with our UK, Australian and US operations.

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

The Notes we issued in December 2012 will result in a significant future expense burden for interest expense, in particular non-cash interest expense, as the debt is accreted to the principal amount due on maturity. In making our assessment of deferred tax asset recoverability, we considered our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of a specific tax planning action that we believe will provide a significant future source of US taxable income. Based on this analysis we concluded that it was more likely than not that our deferred tax assets will be recovered. However if we are unable to generate future US taxable income sufficient to overcome the expense burden of the Notes, all or a portion of our US deferred tax assets might become impaired which would give rise to the recognition of significant deferred tax expense in the period in which that determination was made.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization. Other intangible assets consist principally of acquired tradenames, backlog, patents and below market lease arrangements.

	As of September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$195,634	$(75,123)	$120,511	12.3
Core technology	69,601	(38,137)	31,464	7.3
Other intangible assets	18,442	(5,824)	12,618	7.9

Total	$283,677	$(119,084)	$164,593

Unamortized intangible assets:
Goodwill			169,591

Total intangible assets			$334,184

	As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$131,382	$(69,927)	$61,455	11.0
Core technology	50,658	(35,847)	14,811	6.8
Other intangible assets	11,841	(5,235)	6,606	5.3

Total	$193,881	$(111,009)	$82,872

Unamortized intangible assets:
Goodwill			109,196

Total intangible assets			$192,068

Estimated amortization expense for fiscal year 2014 and subsequent fiscal years is as follows:

(in thousands)
2014	$29,400
2015	24,809
2016	19,626
2017	17,016
2018	13,666
2019 and thereafter	65,781

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Banking Solutions	Hosted Solutions
	(in thousands)
Balance at June 30, 2013	$66,862	$8,453	$33,881
Goodwill acquired during the period	—	—	56,229
Impact of foreign currency translation	1,374	—	2,792

Balance at September 30, 2013	$68,236	$8,453	$92,902

At September 30, 2013, we were still finalizing our estimates of fair value for the Sterci and Simplex intangible assets acquired. Accordingly, the values disclosed for intangible assets and goodwill are subject to change as we finalize our fair value estimates, which we expect to complete during the quarter ending December 31, 2013.

Note 9—Contingencies

On February 12, 2013 R&N Check Corp (R&N) filed a lawsuit against us in the Superior Court of Rockingham County, New Hampshire. The lawsuit alleges breach of contract in connection with a patent purchase and settlement agreement that we entered into in January 2006 and seeks unspecified damages and recovery of legal costs. On March 18, 2013 we removed the lawsuit to the United States District Court for the District of New Hampshire and R&N thereafter filed a motion to remand to the New Hampshire state court. The parties engaged in mediation in June 2013. Although we did not resolve the matter in the initial mediation session, we have remained engaged in active dialogue with R&N and are currently optimistic that we will resolve this matter without a trial. We do not currently believe that the outcome of this action will have a material adverse consequence on our financial statements.

We are, from time to time, a party to other legal proceedings and claims that arise out of the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require disclosure in, our financial statements.

Note 10—Convertible Senior Notes

On December 12, 2012, we issued $189.8 million aggregate principal amount of our 1.50% Convertible Senior Notes maturing on December 1, 2017 (the Notes). Cash interest at a rate of 1.50% per year is payable semi-annually on June 1 and December 1 of each year.

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

The conversion rate for the Notes is initially 33.3042 shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $30.03 per share of our common stock). The conversion rate is subject to customary adjustment for certain events as described in the Indenture. The principal balance of the Notes is always required to be settled in cash. However, we are permitted at our election to settle any conversion obligation in excess of the principal portion in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at September 30, 2013, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding charge to interest expense.

The net carrying amount of the convertible notes at September 30, 2013 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(48,683)

Net carrying value	$141,067

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which will be amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the convertible notes:

	Quarter Ended September 30,
	2013	2012
	(in thousands)
Contractual interest expense (cash)	$712	—
Amortization of debt issue costs (non-cash)	296	—
Amortization of debt discount (non-cash)	2,486	—

	$3,494	—

Effective interest rate of the liability component	6.74%	—%

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

Note 11—Derivative Instruments

Our derivative instruments for the quarter ended September 30, 2013 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of September 30, 2013 each of these instruments met the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we fail to satisfy those requirements we would need to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

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

We operate a cloud-based network that facilitates the exchange of electronic payments and invoices between buyers and their suppliers. We offer hosted and on-premise solutions that banks use to provide cash management and treasury capabilities to their business customers, as well as SWIFT financial messaging solutions for banks and corporations around the world. We offer legal spend management solutions that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents.

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

Recent Acquisitions

During the three months ended September 30, 2013, we completed two business acquisitions for aggregate purchase consideration of $108.9 million in cash, net of cash acquired.

On August 20, 2013, we acquired SF2I SA (Sterci), a Switzerland based corporation and on September 4, 2013, we acquired Simplex GTP Limited (Simplex), a UK based corporation. Sterci and Simplex were each a leading provider of financial messaging solutions utilizing the SWIFT global messaging network.

Financial Highlights

For the three months ended September 30, 2013, our revenue increased to $67.2 million from $61.7 million in the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment ($4.2 million) and our Payments and Transactional Documents segment ($2.2 million), partially offset by a revenue decrease in our Banking Solutions segment ($0.8 million). The increased revenue contribution from our legal spend management solutions, our financial messaging solutions including the impact of our Sterci and Simplex acquisitions and our Paymode-X solution accounted for the revenue increase in our Hosted Solutions segment. The revenue increase in our Payments and Transactional Documents segment was related to higher European revenue in our payment and document automation products. The Banking Solutions segment’s revenue decrease was primarily due to the timing of completion of certain projects in our banking business and the impact of expected customer attrition in our acquired commercial banking business.

We had net loss of $6.0 million in the quarter ended September 30, 2013 compared to net income of $18 thousand in the same quarter of the prior year. Our first quarter 2014 net loss included the impact of $3.5 million of interest expense related to our convertible senior notes (Notes) and the impact of increased operating expenses of $5.2 million offset, in part, by increased gross margins of $4.3 million. The increases in our operating expense categories were due primarily to increased employee related costs as we continued to grow our business and the operating impact of our recent acquisitions, including the impact of increased intangible asset amortization expense. The increase in our gross margin was driven primarily by revenue increases in our Payments and Transactional Documents and Hosted Solutions segments.

In the first quarter of fiscal year 2014, we derived approximately 39% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region. We expect future revenue growth to be driven by our banking products, our legal spend management, financial messaging and Paymode-X solutions.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2013 related to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired intangible assets and deferred revenue and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on August 29, 2013.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. We adopted this guidance effective July 1, 2013 and it did not have a significant impact on our consolidated financial statements.

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

In June 2013, the Emerging Issues Task Force (EITF) reached final consensus on the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. This topic addresses the balance sheet presentation of a liability for an unrecognized tax benefit when settlement of the liability with the taxing authority would otherwise reduce a deferred tax asset for a net operating loss or tax credit carryforward under the provisions of the tax law. The EITF affirmed that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforward when settlement in this manner is permissible under the tax law. This standard is applicable for annual periods beginning after December 31, 2013, and for interim periods within those annual periods. Accordingly, we will apply this standard beginning July 1, 2014, the first quarter of our 2015 fiscal year. We anticipate that this will result in a reduction to non-current deferred tax assets and non-current other liabilities in our consolidated balance sheet. We do not believe this will have an impact on our consolidated statements of comprehensive income (loss) or cash flows

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

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

	Three Months Ended September 30,		Increase (Decrease) Between Periods 2013 Compared to 2012
	2013	2012
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$29,811	$27,571	$2,240	8.1
Banking Solutions	17,276	18,119	(843)	(4.7)
Hosted Solutions	20,162	15,999	4,163	26.0

	$67,249	$61,689	$5,560	9.0

Segment measure of profit:
Payments and Transactional Documents	$8,964	$7,082	$1,882	26.6
Banking Solutions	1,485	2,015	(530)	(26.3)
Hosted Solutions	1,163	1,259	(96)	(7.6)

Total measure of segment profit	$11,612	$10,356	$1,256	12.1

A reconciliation of the measure of segment profit to our GAAP (loss) income for the three months ended September 30, 2013 and 2012, before the provision for income taxes, is as follows:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Total measure of segment profit	$11,612	$10,356
Less:
Amortization of intangible assets	(5,705)	(4,312)
Stock-based compensation expense	(5,032)	(4,207)
Acquisition and integration related expenses	(1,866)	(1,715)
Restructuring charges	(55)	(296)
Add:
Other income (expense), net	(4,040)	46

Loss before income taxes	$(5,086)	$(128)

Payments and Transactional Documents. The revenue increase for the three months ended September 30, 2013 was primarily attributable to revenue increases of $2.7 million in European service and maintenance revenue, $0.1 million in software licenses revenue and $0.2 million in subscriptions and transactions revenue. The revenue increases include an unfavorable effect of foreign exchange rates of $0.4 million primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the same period in the prior fiscal year. The segment profit increase of $1.9 million for the three months ended September 30, 2013 was primarily attributable to the revenue increases described above, partially offset by increased operating expenses of $0.2 million as compared to the three months ended September 30, 2012. We expect revenue and profit for the Payments and Transactional Documents segment to increase during the remainder of fiscal year 2014 primarily as a result of increased adoption of our payments and document automation products to new and existing customers.

Banking Solutions. Revenues from our Banking Solutions segment decreased slightly as compared to the same period in the prior fiscal year due to a decrease in service and maintenance revenues of $0.5 million and a decrease in subscriptions and transactions revenue of $0.3 million in our commercial banking business. The decrease in services and maintenance revenue was primarily due to the completion of certain large banking projects. Segment profit decreased $0.5 million for the three months ended September 30, 2013 as compared to the same period in the prior fiscal year, due primarily to the reduction in revenue and increased sales and marketing costs of $0.5 million related to increased headcount costs as we continue to develop our commercial banking business. We expect revenue and profit for the Banking Solutions segment to decrease slightly during the remainder of the fiscal year as a result of the timing of customer project implementations and the continued transition of the Banking Solutions segment customers to hosted offerings.

                Hosted Solutions. Revenues from our Hosted Solutions segment increased $4.2 million as compared to the same period in the prior fiscal year due primarily to increased revenue contribution from our legal spend management solutions of $1.1 million, our Paymode-X solution of $0.7 million and our financial messaging solutions of $2.4 million. The increase in our financial messaging solutions revenue includes the revenue contribution from our Sterci and Simplex acquisitions which occurred during the quarter as well as the revenue contribution from our existing financial messaging business. Segment profit decreased $0.1 million as compared to the same period in the prior fiscal year due to an increase in operating expenses, due in part to our acquisition activity. We expect revenue and profit for the Hosted Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from our legal spend management, Paymode-X and financial messaging solutions.

Revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$31,549	46.9	$28,547	46.3	$3,002	10.5
Software licenses	4,738	7.1	4,699	7.6	39	0.8
Service and maintenance	29,322	43.6	26,455	42.9	2,867	10.8
Other	1,640	2.4	1,988	3.2	(348)	(17.5)

Total revenues	$67,249	100.0	$61,689	100.0	$5,560	9.0

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $3.0 million was due principally to the increase in revenue contribution from our financial messaging solutions of $1.3 million, our legal spend management solutions of $1.1 million and our Paymode-X solutions of $0.7 million, offset in part by expected customer attrition in our commercial banking business. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of the revenue contribution from our Sterci and Simplex acquisitions and increased revenue in our legal spend management, Paymode-X and financial messaging solutions.

Software Licenses. Revenue from software licenses remained consistent in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. We expect software license revenues to increase during the remainder of fiscal year 2014, principally as a result of increased software license revenue from our European Payments and Transactional Documents segment.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of increases in service and maintenance revenues from our European operations, $2.7 million from our payments and document automation products and $1.1 million from our Hosted Solutions segment, partially offset by decreased services revenue in our Banking segment of $0.8 million due to the timing of completion of customer projects and our US payments and document automation products of $0.3 million. The increased revenue includes the unfavorable effect of foreign exchange rates of $0.2 million primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the same period in the prior fiscal year. We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of our Sterci and Simplex acquisitions.

Other. Our other revenues consist principally of equipment and supplies sales which remained relatively minor components of our overall revenue. Other revenue decreased $0.3 million as compared to the same period in the prior fiscal year due to small revenue decreases in both our North American and European geographies. We expect that other revenues will remain relatively consistent during the remainder of 2014.

Cost of revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$15,344	22.8	$13,986	22.7	$1,358	9.7
Software licenses	366	0.6	409	0.7	(43)	(10.5)
Service and maintenance	12,519	18.6	12,294	19.9	225	1.8
Other	1,226	1.8	1,522	2.4	(296)	(19.4)

Total cost of revenues	$29,455	43.8	$28,211	45.7	$1,244	4.4

Gross profit	$37,794	56.2	$33,478	54.3	$4,316	12.9

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs remained consistent at 49% of subscriptions and transactions revenues in the three months ended September 30, 2013 and 2012. We expect that subscriptions and transactions costs will decrease slightly as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year.

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 8% of software licenses revenue in the three months ended September 30, 2013 compared to 9% in the same period of 2012. We expect that software license costs will increase slightly, as a percentage of software license revenues, during the remainder of the fiscal year primarily the result of increased third party software costs sold with certain of our banking products.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased slightly to 43% of service and maintenance revenues in the three months ended September 30, 2013 as compared to 46% of service and maintenance revenues in the three months ended September 30, 2012. The decreased costs as a percentage of revenue were primarily related to higher gross margins associated with our payment and transactional document products. We expect that service and maintenance costs will remain relatively consistent as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Other. Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remained relatively consistent at 75% of other revenues in the three months ended September 30, 2013 as compared to 77% for the three months ended September 30, 2012. We expect that other costs will remain relatively consistent as a percentage of other for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended September 30,				Increase Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$16,242	24.2	$14,473	23.5	$1,769	12.2
Product development and engineering	8,407	12.5	8,306	13.5	101	1.2
General and administrative	8,486	12.6	6,561	10.6	1,925	29.3
Amortization of intangible assets	5,705	8.5	4,312	7.0	1,393	32.3

Total operating expenses	$38,840	57.8	$33,652	54.6	$5,188	15.4

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily as a result of an increase in employee related costs of $1.5 million. We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products, particularly our commercial banking products and Paymode-X and as a result of our recent acquisitions.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 remained consistent. We expect that product development and engineering expenses will increase during the remainder of the fiscal year as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our commercial banking, Paymode-X and legal spend management solutions.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to increases in employee related costs of $1.1 million and acquisition related expenses of $0.8 million. The increases were offset in part by a $0.3 million decrease in professional services expense. We expect that general and administrative expenses will increase during the remainder of the fiscal year as a result of our recent acquisitions.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012 occurred as a result of increased expense from intangible assets associated with our fiscal year 2014 and 2013 acquisitions. We expect that total amortization expense for fiscal year 2014 will approximate $29.4 million.

Other Income (Expense), Net

	Three Months Ended September 30,		Increase (decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Interest income	$226	$125	$101	80.8
Interest expense	(3,491)	(1)	(3,490)	(349000.0)
Other expense, net	(775)	(78)	(697)	(893.6)

Other income (expense), net	$(4,040)	$46	$(4,086)	(8882.6)

Other Income (Expense), Net. For the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, interest income increased as a result of higher average cash balances in the quarter ended September 30, 2013. The increase in interest expense is due to interest expense related to our Notes and consisted of cash interest expense of $0.7 million, amortization of debt discount of $2.5 million and amortization of debt issuance costs of $0.3 million. The increase in other expense is due to foreign exchange losses incurred in the three months ended September 30, 2013 compared with the three months ended September 30, 2012. We expect that interest expense will continue to increase as compared to fiscal year 2013 while the other individual components of other income and expense will continue to represent minor components of our overall operations during the remainder of fiscal year 2014.

Provision for Income Taxes

We recorded income tax expense of $1.0 million and an income tax benefit of $0.1 million for the three months ended September 30, 2013 and 2012, respectively. The income tax expense for the quarter ended September 30, 2013 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations. Our tax expense for the three months ended September 30, 2013 was offset in part by a discrete tax benefit of approximately $0.6 million from the enactment of legislation that decreased UK income tax rates. The income tax benefit for the quarter ended September 30, 2012 was principally due to the impact of discrete tax benefits of approximately $0.1 million from the enactment of legislation that decreased UK income tax rates, which offset tax expense associated with our UK, Australian and US operations.

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

In addition to our operating cash requirements, we will require cash to pay interest on the Notes and to make principal payments on the Notes at maturity or upon conversion. We are permitted to settle any conversion obligation under the Notes in excess of the principal balance in either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. We believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our future cash obligations. If our existing cash resources along with cash generated from operations is insufficient to satisfy our funding requirements we may need to sell additional equity or debt securities or seek other financing arrangements. Although we believe based on our operations today that we would be successful in obtaining additional financing, we cannot be certain that financing alternatives will be available in amounts or at terms that are acceptable to us, or available to us at all.

In the three months ended September 30, 2013 we spent $108.9 million on acquisitions and investments in businesses, net of cash acquired.

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the three months ended September 30, 2013 and 2012 are summarized in the tables below:

	September 30,	June 30,
	2013	2013
	(in thousands)
Cash, cash equivalents and marketable securities	$196,180	$293,077
Long-term debt(1)	$141,067	$138,582

(1)	Our long-term debt as of September 30, 2013 and June 30, 2013 consists of our convertible notes. The convertible notes are shown on our Consolidated Balance Sheet at a carrying value of $141.1 million at September 30, 2013 and $138.6 million at June 30, 2013 which represents the principal balance of $189.8 million less unamortized discount of $48.7 million and $51.2 million respectively.

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Cash provided by operating activities	$8,541	$10,039
Cash used in investing activities	(125,365)	(30,035)
Cash provided by financing activities	1,712	744
Effect of exchange rates on cash	5,148	1,524

Cash, cash equivalents and marketable securities. At September 30, 2013 our cash and cash equivalents of $173.6 million consisted primarily of cash deposits held at major banks and money market funds. The $110.0 million decrease in cash and cash equivalents at September 30, 2013 from June 30, 2013 was primarily due to net cash used in acquisitions of $108.9 million, cash used for the purchase of available for sale securities of $13.6 million and cash used to purchase property and equipment of $3.3 million, partially offset by cash generated from operations of $8.5 million, cash generated from the exercise of employee stock options and our employee stock purchase plan of $1.6 million and the favorable effect of exchange rates on cash of $5.1 million.

At September 30, 2013 our marketable securities of $22.6 million consisted primarily of US treasury notes, residential mortgage-backed securities, and U.S. corporate debt securities.

Cash, cash equivalents and marketable securities included $85.6 million held by our foreign subsidiaries as of September 30, 2013, of which $36.5 million would be subject to US tax rates if we sought to use those amounts to fund domestic operations. Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Increases in the foreign currency exchange rates of the British Pound, Swiss Franc, European Euro, and Australian Dollar to the US Dollar increased our overall cash balances by approximately $5.1 million in the quarter ended September 30, 2013. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

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

Operating Activities. Cash generated from operating activities primarily relates to our net income or loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations decreased by $1.5 million in the quarter ended September 30, 2013 versus the same quarter the prior year. The decrease was primarily the result of a decrease of $3.1 million in cash provided by deferred revenue and an increase in cash used for prepaid expenses of $1.0 million partially offset by an increase in cash provided by accounts receivable of $1.1 million and a reduction of cash used for accounts payable of $1.1 million.

At September 30, 2013, we had US net operating loss carryforwards of $70.9 million, which expire at various times through year 2034 and foreign net operating loss carryforwards of $14.2 million, primarily in Europe, which have no statutory expiration date. We also have approximately $3.8 million of research and development tax credit carryforwards available which expire at various points through year 2034. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At September 30, 2013, a portion of the deferred tax assets associated with our US and European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. During the quarter ended September 30, 2013, we completed two business acquisitions using cash (net of cash acquired) of $108.9 million. The increase in net cash used in investing activities for the three months ended September 30, 2013 versus the same quarter of the prior fiscal year was primarily due to the $108.9 million in cash used to fund current year acquisitions as compared to the $28.3 million of cash we used during the same quarter of the prior fiscal year and cash used to purchase marketable securities of $13.7 million.

Financing Activities. The increase in cash provided by financing activities for the quarter ended September 30, 2013 as compared to the same quarter the prior year was predominantly due to $0.9 million cash used to purchase treasury stock in the prior year.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2013 we did not have any off-balance sheet arrangements.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of September 30, 2013:

	Payment Due by Fiscal Year
	2014	2015-2016	2017-2018	Thereafter	Total
	(in thousands)
Long-term debt:
Principal payment	$—	$—	$189,750	$—	$189,750
Interest payments	2,846	5,693	4,269	—	12,808
Operating leases	3,581	6,981	6,241	10,309	27,112
Purchase commitments	3,913	6,739	1,127	—	11,779

Total contractual obligations	$10,340	$19,413	$201,387	$10,309	$241,449

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits, for which cash settlement may be required, in the amount of $1.1 million. These amounts have been excluded because, as of September 30, 2013, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on August 29, 2013.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

At September 30, 2013, we were still in the process of integrating our overall systems of internal control over financial reporting of SF2I SA (Sterci) and Simplex GTP Limited, which we acquired during the three months then ended.

Except as noted above, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 12, 2013 R&N Check Corp (R&N) filed a lawsuit against us in the Superior Court of Rockingham County, New Hampshire. The lawsuit alleges breach of contract in connection with a patent purchase and settlement agreement that we entered into in January 2006 and seeks unspecified damages and recovery of legal costs. On March 18, 2013 we removed the lawsuit to the United States District Court for the District of New Hampshire and R&N thereafter filed a motion to remand to the New Hampshire state court. The parties engaged in mediation in June 2013. Although we did not resolve the matter in the initial mediation session, we have remained in active dialogue with R&N and are currently optimistic that we will resolve this matter without a trial. We do not currently believe that the outcome of this action will have a material adverse consequence on our financial statements.

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

The risk factors below do not reflect material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2013.

Risks Related To Ownership Of Our Common Stock

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

Risks Related To Our Business

Acquisitions could disrupt our business and harm our financial condition

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. In September 2013 we completed our acquisition of Simplex GTP Limited (Simplex) and in August 2013, we acquired SF2I SA (Sterci), leading providers of financial messaging solutions utilizing the SWIFT global messaging network. In February 2013, we acquired Prilos AG, a long-time reseller of our document automation products in the German marketplace. In October 2012, we acquired the assets of 5280 Dynamic Solutions LLC, a US-based software company. In September 2012, we acquired Albany Software, Ltd., a UK-based software company. We may in the future acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At September 30, 2013, the carrying value of our goodwill and our other intangible assets was approximately $170 million and $165 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2013 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have operations in the US, Canada, UK, Australia, New Zealand, France and Germany, and with our August 2013 acquisition of Sterci, Switzerland and, to a lesser extent, Singapore. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom, continental Europe and the Asia-Pacific region. During the three months ended September 30, 2013, approximately 39% of our revenues and 38% of our operating expenses were attributable to customers or operations located outside of North America. We anticipate the percentage of revenues and operating expenses from outside North America will increase as a result of our August 2013 acquisition of Sterci. During the twelve months ended June 30, 2013 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased slightly. Future appreciation of the US Dollar against the British Pound Sterling, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

We may need to spend significant capital or other resources to ensure effective ongoing protection against the threat of security breaches or to alleviate problems caused by security concerns. Despite our precautions, a security breach or computer virus could still occur, which could have a significant negative impact on our business including damage to our reputation, the loss of customers and potential customers and material financial liability to us. Any such event would likely have a material adverse impact on our business, operating results and financial condition.

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

Our SaaS offerings provide services to our customers from third-party data center facilities in several different US and international locations. We do not control the operations of these third-party facilities and, similar to our own facilities, these locations are vulnerable to damage or interruption from natural or man-made disasters, loss of power, communications failures and similar events. We evaluate and select our data center providers carefully, and we have developed certain disaster recovery plans and maintain backup systems to reduce the risk and adverse effects of any disruption or failure at these data centers. However, such an event could occur despite our precautions and cause system interruptions, reputational harm, delays in product development, breaches of data security, failure to maintain service level requirements and the loss of critical data, any of which could adversely affect our business, financial condition and results of operations.

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

Risk Factors Related to our Indebtedness

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

Certain derivative instruments issued in connection with the Notes were classified within stockholder’s equity at September 30, 2013. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

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

Our level of indebtedness may limit our financial flexibility

At September 30, 2013 we had total consolidated indebtedness of approximately $189.8 million and unrestricted cash and marketable securities of $173.6 million and $22.6 million respectively. Our level of indebtedness affects our operations in several ways, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
July 1, 2013 — July 31, 2013	—	$—	—	$16,562,000
August 1, 2013 — August 31, 2013	—	$—	—	$16,562,000
September 1, 2013 — September 30, 2013	—	$—	—	$16,562,000

Total	—	$—	—	$16,562,000

(1)	In May 2012, our board of directors authorized a repurchase program for up to $20.0 million of our common stock. This repurchase program replaces the program that had been in place since April 2008.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 12, 2013	By:	/S/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporate by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filer Date	Filed Herewith

2.1	Sale and Purchase Agreement, dated as of August 20, 2013, by and between Bottomline Technologies (de), Inc. and SF2I SA	8-K	000-25259	2.1	8/20/2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Presentation Linkbase Document					X

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.