Form 10-Q
period 2013-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2014-02-10
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2014 was 39,060,205.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2013	June 30, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$181,928	$283,552
Marketable securities	23,670	9,525
Accounts receivable, net of allowance for doubtful accounts of $814 at December 31, 2013 and $769 at June 30, 2013	52,174	44,430
Deferred tax assets	7,098	6,764
Prepaid expenses and other current assets	10,464	8,479

Total current assets	275,334	352,750
Property and equipment, net	28,652	23,631
Goodwill	175,203	109,196
Intangible assets, net	155,270	82,872
Other assets	12,611	17,073

Total assets	$647,070	$585,522

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,957	$8,933
Accrued expenses	24,127	16,070
Deferred revenue	49,353	47,184

Total current liabilities	84,437	72,187
Convertible senior notes	143,598	138,582
Deferred revenue, non-current	12,950	9,104
Deferred income taxes	20,584	5,457
Other liabilities	14,428	3,443

Total liabilities	275,997	228,773

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—100,000; issued shares—38,670 at December 31, 2013, and 37,903 at June 30, 2013; outstanding shares—36,873 at December 31, 2013, and 36,045 at June 30, 2013	39	38
Additional paid-in capital	512,338	499,182
Accumulated other comprehensive income (loss)	3,300	(10,460)
Treasury stock: 1,797 shares at December 31, 2013, and 1,858 shares at June 30, 2013, at cost	(21,168)	(21,888)
Accumulated deficit	(123,436)	(110,123)

Total stockholders’ equity	371,073	356,749

Total liabilities and stockholders’ equity	$647,070	$585,522

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenues:
Subscriptions and transactions	$34,845	$30,361	$66,394	$58,908
Software licenses	5,463	5,469	10,201	10,168
Service and maintenance	31,369	25,735	60,691	52,190
Other	1,728	2,044	3,368	4,032

Total revenues	73,405	63,609	140,654	125,298
Cost of revenues:
Subscriptions and transactions	16,754	16,238	32,098	30,224
Software licenses	392	617	758	1,026
Service and maintenance	13,973	11,977	26,492	24,271
Other	1,285	1,540	2,511	3,062

Total cost of revenues	32,404	30,372	61,859	58,583

Gross profit	41,001	33,237	78,795	66,715
Operating expenses:
Sales and marketing	18,024	15,955	34,266	30,428
Product development and engineering	9,271	8,426	17,678	16,732
General and administrative	8,124	6,467	16,610	13,028
Amortization of intangible assets	8,174	5,201	13,879	9,513

Total operating expenses	43,593	36,049	82,433	69,701

Loss from operations	(2,592)	(2,812)	(3,638)	(2,986)
Loss on derivative instruments, net	—	(4,917)	—	(4,917)
Other expense, net	(3,391)	(585)	(7,431)	(539)

Loss before income taxes	(5,983)	(8,314)	(11,069)	(8,442)
Income tax (benefit) provision	1,282	(1,274)	2,244	(1,420)

Net loss	$(7,265)	$(7,040)	$(13,313)	$(7,022)

Basic and diluted net loss per share attributable to common stockholders:	$(0.20)	$(0.20)	$(0.37)	$(0.20)

Shares used in computing basic and diluted net loss per share attributable to common stockholders:	36,667	35,284	36,441	35,097

Other comprehensive income, net of tax:
Unrealized gain on available for sale securities, net of tax	(1)	—	15	—
Foreign currency translation adjustments	3,838	947	13,745	3,340

Other comprehensive income, net of tax	3,837	947	13,760	3,340

Comprehensive (loss) income	$(3,428)	$(6,093)	$447	$(3,682)

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2013	2012
Operating activities:
Net loss	$(13,313)	$(7,022)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	13,879	9,513
Stock compensation expense	10,567	8,941
Depreciation and amortization of property and equipment	3,938	3,441
Deferred income tax benefit	(845)	(3,570)
Provision for allowances on accounts receivable	125	183
Provision for allowances for obsolescence of inventory	14	62
Excess tax benefits associated with stock compensation	(455)	(253)
Amortization of debt issuance costs	592	61
Amortization of debt discount	5,016	486
Amortization of premium on investments	185	—
Loss on derivative instruments	—	4,917
Loss on disposal of equipment	4	25
(Gain) loss on foreign exchange	(45)	10
Changes in operating assets and liabilities:
Accounts receivable	851	(971)
Inventory	654	(18)
Prepaid expenses and other current assets	176	1,394
Other assets	(39)	(16)
Accounts payable	(1,056)	531
Accrued expenses	(1,798)	(2,169)
Deferred revenue	(233)	3,706
Other liabilities	706	319

Net cash provided by operating activities	18,923	19,570
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(110,118)	(29,902)
Purchases of held-to-maturity securities	(55)	(62)
Proceeds from sales of held-to-maturity securities	55	62
Purchase of available-for-sale securities	(16,316)	—
Proceeds from sales of available-for-sale securities	2,011	—
Purchases of property and equipment, net	(5,483)	(5,219)
Proceeds from disposal of fixed assets	36	46

Net cash used in investing activities	(129,870)	(35,075)
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,855	2,908
Excess tax benefits associated with stock compensation	455	253
Proceeds from issuance of convertible senior notes	—	189,750
Debt issuance costs	—	(5,790)
Proceeds from issuance of warrants, net of issue costs	—	25,789
Purchase of convertible note hedges	—	(42,390)
Capital lease payments	—	(50)
Repurchase of common stock	—	(933)

Net cash provided by financing activities	3,310	169,537
Effect of exchange rate changes on cash	6,013	1,996

Increase (decrease) in cash and cash equivalents	(101,624)	156,028
Cash and cash equivalents at beginning of period	283,552	124,801

Cash and cash equivalents at end of period	$181,928	$280,829

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2014. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 29, 2013.

The classification of certain personnel costs were reclassified from cost of sales to sales and marketing expense during fiscal year 2013. This reclassification changed our gross profit and total operating expenses but did not affect our consolidated revenues, operating loss, or net loss. For the three and six months ended December 31, 2012 the reclassification was $0.3 million and $0.6 million, respectively. To provide consistent presentation of the measurement of cost of revenues and operating expenses, these changes, while not significant, are reflected for all periods presented.

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

At December 31, 2013 and June 30, 2013, our assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2013				June 30, 2013
(in thousands)	Fair Value Measurements Using Input Types			Total	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$61,799	$—	$—	$61,799	$85,880	$—	$—	$85,880
Available for sale securities
Debt
US Corporate	10,383	—	—	10,383	4,125	—	—	4,125
Residential mortgage-backed	7,076	—	—	7,076	2,846	—	—	2,846
Government—US	6,158	—	—	6,158	2,499	—	—	2,499

Total available for sale securities	$23,617	$—	$—	$23,617	$9,470	$—	$—	$9,470

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of December 31, 2013 and June 30, 2013.

	December 31, 2013			June 30, 2013
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	53	23,617	23,670	55	9,470	9,525

Total marketable securities	$53	$23,617	$23,670	$55	$9,470	$9,525

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities, in thousands:

As of December 31, 2013 (in thousands)
Due within 1 year	$12,894
Due in 1 year through 5 years	$10,723

Total	$23,617

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of December 31, 2013
	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
U.S. Corporate	$5,396	$8
Residential mortgage-backed	$1,749	$1
Government—US	$652	$1

Total	$7,797	$10

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the convertible senior notes (the Notes) more fully described in Note 10. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at December 31, 2013 and June 30, 2013, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive loss in shareholders’ equity, net of tax.

•	The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value of the Notes will be accreted, over the remaining term to maturity, to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $251.1 million as of December 31, 2013. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Note 4—Product and Business Acquisitions

2014 Acquisition Activity

During the six months ended December 31, 2013, we completed two business acquisitions, SF2I SA (Sterci) and Simplex GTP Limited (Simplex) for aggregate purchase consideration of $126.4 million in cash. Sterci and Simplex are leading providers of financial messaging solutions utilizing the SWIFT global messaging network on behalf of more than 350 customers across 20 different countries. These acquisitions, combined with our existing SWIFT financial messaging business, will create a new global center of excellence in financial messaging, providing solutions for banks, financial institutions and corporations around the world. Details of each acquisition follow below.

Sterci

On August 20, 2013, we acquired Sterci, a Swiss corporation for a cash payment of 111.0 million Swiss Francs (approximately $121.0 million based on exchange rates in effect at the acquisition date).

At December 31, 2013, we were still finalizing our estimates of fair value for certain tangible and intangible assets acquired, as well as certain of the actuarial measurements of Sterci’s defined benefit plan. Accordingly, the allocation of the purchase price that follows below is preliminary and subject to change as we finalize our fair value analysis, which we expect to complete during the year ending June 30, 2014. In the preliminary allocation of the purchase price set forth below, we recognized $47.7 million of goodwill. The goodwill arose primarily due to the recognition of certain deferred tax and pension liabilities in purchase accounting, the assembled workforce of Sterci and synergies that we expect to receive from the expansion of our financial messaging solutions. The goodwill is not deductible for income tax purposes.

Sterci sponsors a retirement plan for its Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under US GAAP, require defined benefit plan accounting. Certain assumptions used to determine our pension liability include level 3 measurements. The net periodic pension cost under this plan was approximately $0.8 million for the six months ended December 31, 2013.

Sterci also owned a non-controlling interest in Simplex which had an acquisition date fair value of $5.6 million.

Sterci’s operating results have been included in our operating results from the date of the acquisition forward as a component of the Hosted Solutions segment and all of the Sterci goodwill was allocated to this segment. Identifiable intangible assets aggregating $75.9 million are being amortized over a weighted average useful life of eleven years. The identifiable intangible assets include customer related assets, core technology and other intangible assets (trade names) and are being amortized over estimated weighted average useful lives of thirteen, eight and eleven years, respectively.

For the six months ended December 31, 2013, revenues attributable to the Sterci acquisition represented approximately 4% of our consolidated revenues. For the six months ended December 31, 2013, operations of Sterci generated a pre-tax loss of approximately $10.9 million, inclusive of $5.5 million in intangible asset amortization expense.

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

At December 31, 2013, we were still finalizing our estimates of fair value and useful lives for certain tangible and intangible assets acquired. Accordingly, the allocation of the purchase price that follows below is preliminary and subject to change as we finalize our fair value analysis, which we expect to complete during the year ending June 30, 2014. In the preliminary allocation of the purchase price set forth below, we recognized $11.8 million of goodwill which is not deductible for income tax purposes. The goodwill arose primarily due to the recognition of certain deferred tax liabilities in purchase accounting, the assembled workforce of Simplex and synergies we expect to receive by leveraging Simplex with our existing financial messaging solutions.

Simplex’s operating results have been included in our operating results from the date of the acquisition forward as a component of the Hosted Solutions segment and all of the goodwill was allocated to this segment. Identifiable intangible assets aggregating $4.5 million include customer related assets and other intangible assets and are being amortized over estimated useful lives of fifteen and four years, respectively.

For the six months ended December 31, 2013, revenues attributable to the Simplex acquisition represented approximately 1% of our consolidated revenues and Simplex was integrated into our existing business lines in a manner that makes tracking or reporting earnings specifically attributable to this acquisition impracticable.

Set forth below is the preliminary allocation of the purchase price for the Sterci and Simplex acquisitions as of December 31, 2013.

	Sterci	Simplex	Elimination	Total
	(in thousands)
Current assets	$24,132	$3,113	$—	$27,245
Property and equipment	2,668	455	—	3,123
Due from Simplex	4,242	—	(4,242)	—
Customer related intangible assets	52,292	4,338	—	56,630
Core technology	17,425	—	—	17,425
Other intangible assets	6,142	191	—	6,333
Investment in Simplex	5,596	—	(5,596)	—
Goodwill	47,675	11,823	—	59,498
Current liabilities	(12,256)	(3,759)	—	(16,015)
Pension liability	(9,528)	—	—	(9,528)
Other liabilities	(17,369)	(958)	—	(18,327)

Total purchase price	$121,019	$15,203	$(9,838)	$126,384

A reconciliation of cash paid to the accounting purchase price for these acquisitions as of December 31, 2013 is as follows.

	Sterci	Simplex	Elimination	Total
	(in thousands)
Cash paid	$121,019	$5,365	$—	$126,384
Settlement of preexisting relationship	—	4,242	(4,242)	—
Acquisition date fair value of the previously held equity interest	—	5,596	(5,596)	—

Total accounting purchase price	$121,019	$15,203	$(9,838)	$126,384

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

Acquisition expenses of approximately $2.4 million were expensed during the six months ended December 31, 2013 related to these acquisitions, principally as a component of general and administrative expense.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in thousands)
Revenues	$73,405	$71,167	$142,426	$140,666
Net loss	$(7,265)	$(11,814)	$(16,731)	$(15,871)
Net loss per basic and diluted share attributable to common stockholders	$(0.20)	$(0.33)	$(0.46)	$(0.45)

Note 5—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in thousands)
Numerator:
Net loss allocable to common stockholders	$(7,265)	$(7,040)	$(13,313)	$(7,022)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	36,667	35,284	36,441	35,097

Basic and diluted net loss per share attributable to common stockholders	$(0.20)	$(0.20)	$(0.37)	$(0.20)

For the three and six months ended December 31, 2013, 2.6 million and 2.8 million stock options and shares of restricted stock, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and six months ended December 31, 2012, 3.0 million and 3.1 million stock options and shares of restricted stock, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

As more fully discussed in Note 10, in December 2012 we issued the Notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the quarter ended December 31, 2013, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that can include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of intangible assets, impairment losses on equity investments, restructuring related charges, non-cash pension expense and certain non-cash items related to our convertible notes. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments at predetermined rates that are established as a percentage of the segment’s budgeted revenues.

We do not track or assign our assets by operating segment.

Segment information for the three and six months ended December 31, 2013 and 2012 according to the segment descriptions above, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$31,281	$29,645	$61,092	$57,216
Banking Solutions	17,194	16,855	34,470	34,974
Hosted Solutions	24,930	17,109	45,092	33,108

Total segment revenue	$73,405	$63,609	$140,654	$125,298

Segment measure of profit:
Payments and Transactional Documents	$9,030	$7,302	$17,994	$14,384
Banking Solutions	3,013	819	4,498	2,834
Hosted Solutions	118	2,401	1,281	3,660

Total measure of segment profit	$12,161	$10,522	$23,773	$20,878

A reconciliation of the measure of segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in thousands)
Total measure of segment profit	$12,161	$10,522	$23,773	$20,878
Less:
Amortization of intangible assets	(8,174)	(5,201)	(13,879)	(9,513)
Stock-based compensation expense	(5,535)	(4,734)	(10,567)	(8,941)
Acquisition and integration related expenses	(903)	(2,565)	(2,769)	(4,280)
Restructuring expense (benefit)	10	(834)	(45)	(1,130)
Non cash pension expense	(151)	—	(151)	—
Add:
Loss on derivative instruments, net	—	(4,917)	—	(4,917)
Other expense, net	(3,391)	(585)	(7,431)	(539)

Loss before income taxes	$(5,983)	$(8,314)	$(11,069)	$(8,442)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$849	$515	$1,468	$1,000
Banking Solutions	495	515	989	1,040
Hosted Solutions	762	698	1,481	1,401

Total depreciation expense	$2,106	$1,728	$3,938	$3,441

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in thousands)
Revenues from unaffiliated customers:
United States	$43,171	$42,057	$84,951	$84,767
United Kingdom	24,144	19,649	46,486	36,827
Continental Europe	5,298	1,115	7,705	2,162
Asia-Pacific	792	788	1,512	1,542

Total revenues from unaffiliated customers	$73,405	$63,609	$140,654	$125,298

Long-lived assets, which are based on geographical location, were as follows:

	As of December 31,	As of June 30,
	2013	2013
	(in thousands)
Long-lived assets
United States	$32,185	$31,068
United Kingdom	4,320	3,602
Continental Europe	2,678	24
Asia-Pacific	132	119

Total long-lived assets	$39,315	$34,813

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

We recorded income tax expense of $1.3 million and an income tax benefit of $1.3 million for the three months ended December 31, 2013 and 2012, respectively. The income tax expense for the quarter ended December 31, 2013 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations. The tax benefit recorded for the quarter ended December 31, 2012 arose principally from our US operations offset in part by tax expense associated with our UK and Australian operations.

We recorded income tax expense of $2.2 million and an income tax benefit of $1.4 million for the six months ended December 31, 2013 and 2012, respectively. The tax expense recorded for the six months ending December 31, 2013 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations. The tax benefit recorded for the six months ending December 31, 2012 arose principally from our US operations, offset in part by tax expense associated with our UK and Australian operations.

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

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$194,196	$(80,848)	$113,348	12.0
Core technology	69,776	(40,644)	29,132	7.1
Other intangible assets	19,597	(6,807)	12,790	7.6

Total	$283,569	$(128,299)	$155,270

Unamortized intangible assets:
Goodwill			175,203

Total intangible assets			$330,473

	As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$131,382	$(69,927)	$61,455	11.0
Core technology	50,658	(35,847)	14,811	6.8
Other intangible assets	11,841	(5,235)	6,606	5.3

Total	$193,881	$(111,009)	$82,872

Unamortized intangible assets:
Goodwill			109,196

Total intangible assets			$192,068

Estimated amortization expense for fiscal year 2014 and subsequent fiscal years is as follows:

(in thousands)
2014	$29,836
2015	25,081
2016	19,885
2017	17,289
2018	13,959
2019 and thereafter	63,099

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Banking Solutions	Hosted Solutions
	(in thousands)
Balance at June 30, 2013	$66,862	$8,453	$33,881
Goodwill acquired during the period	—	—	59,498
Impact of foreign currency translation	1,966	—	4,543

Balance at December 31, 2013	$68,828	$8,453	$97,922

At December 31, 2013, we were still finalizing our estimates of fair value for the Sterci and Simplex intangible assets acquired. Accordingly, the values disclosed for intangible assets and goodwill are subject to change as we finalize our fair value estimates, which we expect to complete during the fiscal year ending June 30, 2014.

Note 9—Contingencies

On February 12, 2013 R&N Check Corp (R&N) filed a lawsuit against us in the Superior Court of Rockingham County, New Hampshire. The lawsuit alleged breach of contract in connection with a patent purchase and settlement agreement that we entered into in January 2006 and sought unspecified damages and recovery of legal expenses. On March 18, 2013, we removed the lawsuit to the United States District Court for the District of New Hampshire. R&N thereafter filed a motion to remand the case to the New Hampshire state court, which was granted. The parties engaged in mediation in June 2013. In November 2013 the parties entered into a settlement agreement that, among other things, expanded our rights to the patent by removing certain ongoing payment obligations and settled the litigation between the parties, with the lawsuit being dismissed with prejudice. The settlement did not have a material impact on our financial statements.

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at December 31, 2013, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding charge to interest expense.

The net carrying amount of the convertible notes at December 31, 2013 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(46,152)

Net carrying value	$143,598

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which will be amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the convertible notes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in thousands)
Contractual interest expense (cash)	$711	145	$1,423	145
Amortization of debt issue costs (non-cash)	296	61	592	61
Amortization of debt discount (non-cash)	2,530	486	5,016	486

	$3,537	692	$7,031	692

Effective interest rate of the liability component	6.83%	6.66%	6.79%	6.66%

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

Note 11—Derivative Instruments

Our derivative instruments for the quarter ended December 31, 2013 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of December 31, 2013 each of these instruments met the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we fail to satisfy those requirements we would need to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Note 12—Pension

Sterci sponsors a retirement plan for its Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under US GAAP, requires defined benefit plan accounting.

The components of net periodic pension cost are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in thousands)
Service cost	$567	—	$819	—
Interest cost	155	—	224	—
Expected return on plan assets	(201)	—	(290)	—

Net periodic pension cost	$521	—	$753	—

During the six months ended December 31, 2013, we made contributions of $0.6 million to our pension plan.

Note 13—Subsequent Event

On January 29, 2014 we acquired Rationalwave Analytics, Inc. (“Rationalwave”), an early stage predictive analytics technology company. As consideration we paid $1.2 million in cash and issued 205,882 shares of our common stock. Of the stock we issued, 92,151 shares include vesting restrictions tied to the continued employment of selling stockholders. Accordingly, these are compensatory awards for which we will record stock compensation expense over the underlying service period of four years.

Preliminary purchase accounting estimates for Rationalwave are not yet available, however we anticipate that the majority of the purchase price will be allocated to acquired intangible assets.

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

Recent Acquisitions

During the six months ended December 31, 2013, we completed two business acquisitions for aggregate purchase consideration of $108.9 million in cash, net of cash acquired.

On August 20, 2013, we acquired SF2I SA (Sterci), a Switzerland based corporation and on September 4, 2013, we acquired Simplex GTP Limited (Simplex), a UK based corporation. Sterci and Simplex were each a leading provider of financial messaging solutions utilizing the SWIFT global messaging network.

Financial Highlights

For the six months ended December 31, 2013, our revenue increased to $140.7 million from $125.3 million in the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment ($12.0 million) and our Payments and Transactional Documents segment ($3.9 million), partially offset by a revenue decrease in our Banking Solutions segment ($0.5 million). The increased revenue contribution from our legal spend management solutions, our financial messaging solutions including the impact of our Sterci and Simplex acquisitions and our Paymode-X solution accounted for the revenue increase in our Hosted Solutions segment. The revenue increase in our Payments and Transactional Documents segment was related to higher European revenue in our payment and document automation products. The Banking Solutions segment’s revenue decrease was primarily due to the impact of expected customer attrition in our acquired commercial banking business.

We had net loss of $13.3 million in the six months ended December 31, 2013 compared to net loss of $7.0 million in the six months ended December 31, 2012. Our net loss for the six months ended December 31, 2013 includes the impact of $5.6 million of non-cash interest expense related to our convertible senior notes (Notes) and the impact of increased operating expenses of $12.7 million offset, in part, by increased gross margins of $12.1 million. The increases in our operating expense categories were due primarily to increased employee related costs as we continued to grow our business and the operating impact of our recent acquisitions, including the impact of increased intangible asset amortization expense. The increase in our gross margin was driven primarily by revenue increases in our Payments and Transactional Documents and Hosted Solutions segments.

In the first six months of fiscal year 2014, we derived approximately 41% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region. We expect future revenue growth to be driven by our banking products, our legal spend management, financial messaging and Paymode-X solutions.

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

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

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

	Three Months Ended December 31,		Increase (Decrease) Between Periods 2013 Compared to 2012
	2013	2012
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$31,281	$29,645	$1,636	5.5
Banking Solutions	17,194	16,855	339	2.0
Hosted Solutions	24,930	17,109	7,821	45.7

	$73,405	$63,609	$9,796	15.4

Segment measure of profit:
Payments and Transactional Documents	$9,030	$7,302	$1,728	23.7
Banking Solutions	3,013	819	2,194	267.9
Hosted Solutions	118	2,401	(2,283)	(95.1)

Total measure of segment profit	$12,161	$10,522	$1,639	15.6

A reconciliation of the measure of segment profit to our GAAP (loss) income for the three months ended December 31, 2013 and 2012, before the provision for income taxes, is as follows:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Total measure of segment profit	$12,161	$10,522
Less:
Amortization of intangible assets	(8,174)	(5,201)
Stock-based compensation expense	(5,535)	(4,734)
Acquisition and integration related expenses	(903)	(2,565)
Restructuring expense (benefit)	10	(834)
Non cash pension expense	(151)	(0)
Add:
Loss on derivative instruments, net	(0)	(4,917)
Other expense, net	(3,391)	(585)

Loss before income taxes	$(5,983)	$(8,314)

Payments and Transactional Documents. The revenue increase for the three months ended December 31, 2013 was primarily attributable to revenue increases of $1.5 million in service and maintenance revenue and $0.5 million in subscriptions and transactions, each arising primarily in Europe. The revenue increases include a favorable effect of foreign exchange rates of $0.1 million primarily associated with the British Pound Sterling which appreciated against the US Dollar when compared to the same period in the prior fiscal year. The segment profit increase of $1.7 million for the three months ended December 31, 2013 was primarily attributable to the revenue increases described above and decreased operating expenses of $0.2 million as compared to the three months ended December 31, 2012. We expect revenue and profit for the Payments and Transactional Documents segment to increase during the remainder of fiscal year 2014 primarily as a result of increased adoption of our payments and document automation products to new and existing customers.

Banking Solutions. Revenues from our Banking Solutions segment increased $0.3 million as compared to the same period in the prior fiscal year due to an increase in service and maintenance revenues of $1.1 million partially offset by a decrease in subscriptions and transactions revenue of $0.8 million related to expected customer attrition in our commercial banking business. The increase in services and maintenance revenue was primarily due to the revenue contribution from certain large banking projects accounted for on a percentage of completion basis. Segment profit increased $2.2 million for the three months ended December 31, 2013 as compared to the same period in the prior fiscal year, due primarily to improved gross margins and decreased operating expenses of $1.0 million related to decreased headcount and marketing related expenses. We expect revenue and profit for the Banking Solutions segment to decrease slightly during the remainder of the fiscal year as a result of the timing of customer project implementations.

Hosted Solutions. Revenues from our Hosted Solutions segment increased $7.8 million as compared to the same period in the prior fiscal year due primarily to increased revenue contribution from our legal spend management solutions of $1.4 million, our financial messaging solutions of $6.3 million and our Paymode-X solution. The increase in our financial messaging solutions revenue was principally due to the revenue contribution from our Sterci and Simplex acquisitions which occurred during the first quarter of fiscal 2014 and, to a lesser extent, an increase in revenue from our existing financial messaging business. Segment profit decreased $2.3 million as compared to the same period in the prior fiscal year due to an increase in operating expenses of $5.2 million, due in large part to the operating expenses of our current year acquisitions. We expect revenue and profit for the Hosted Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from our legal spend management and financial messaging solutions.

Revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$34,845	47.5	$30,361	47.7	$4,484	14.8
Software licenses	5,463	7.4	5,469	8.6	(6)	(0.1)
Service and maintenance	31,369	42.7	25,735	40.5	5,634	21.9
Other	1,728	2.4	2,044	3.2	(316)	(15.5)

Total revenues	$73,405	100.0	$63,609	100.0	$9,796	15.4

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $4.5 million was due principally to the increase in revenue contribution from our financial messaging solutions of $3.2 million, our legal spend management solutions of $1.5 million and our Payments and Transactional Documents segment of $0.5 million, offset in part by a decrease in our Banking Solutions segment due to the expected customer attrition in our commercial banking business. The increase in our financial messaging solutions revenue was primarily the result of our Sterci and Simplex acquisitions as well as growth in our existing financial messaging business. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of the revenue contribution from our Sterci and Simplex acquisitions and increased revenue in our legal spend management and financial messaging solutions.

Software Licenses. Revenue from software licenses remained consistent in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. We expect software license revenues to remain relatively consistent during the remainder of fiscal year 2014.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of increases in service and maintenance revenues from our European operations consisting of $3.1 million from our Hosted Solutions segment, primarily due to our Sterci and Simplex acquisitions, $1.4 million from our payments and document automation products and $1.1 million in our Banking Solutions segment related to the revenue contribution from a large banking project accounted for on a percentage of completion basis. We expect that service and maintenance revenues will increase during the remainder of the fiscal year principally as a result of our Sterci and Simplex acquisitions.

Other. Our other revenues consist principally of equipment and supplies sales which remained relatively minor components of our overall revenue. We expect that other revenues will remain relatively consistent during the remainder of 2014.

Cost of revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$16,754	22.8	$16,238	25.5	$516	3.2
Software licenses	392	0.5	617	1.0	(225)	(36.5)
Service and maintenance	13,973	19.0	11,977	18.8	1,996	16.7
Other	1,285	1.8	1,540	2.4	(255)	(16.6)

Total cost of revenues	$32,404	44.1	$30,372	47.7	$2,032	6.7

Gross profit	$41,001	55.9	$33,237	52.3	$7,764	23.4

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 48% of subscriptions and transactions revenues in the three months ended December 31, 2013 as compared to 53% for the three months ended December 31, 2012 as a result of the increased revenue in our hosted solutions and decreased acquisition and integration expenses. We expect that subscriptions and transactions costs will decrease slightly as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year.

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased to 7% of software licenses revenue in the three months ended December 31, 2013 compared to 11% in the same period of 2012. The decrease in software license costs was primarily due to lower costs of third party software that accompanies certain of our payment and transactional document sales. We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased slightly to 45% of service and maintenance revenues in the three months ended December 31, 2013 as compared to 47% of service and maintenance revenues in the three months ended December 31, 2012. The decreased costs as a percentage of revenue were primarily related to higher gross margins associated with our payment and transactional document and banking products. We expect that service and maintenance costs will decrease slightly, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Other. Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remained consistent at 74% of other revenues in the three months ended December 31, 2013 as compared to 75% for the three months ended December 31, 2012. We expect that other costs will remain relatively consistent as a percentage of other revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended December 31,				Increase Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$18,024	24.6	$15,955	25.1	$2,069	13.0
Product development and engineering	9,271	12.6	8,426	13.2	845	10.0
General and administrative	8,124	11.1	6,467	10.2	1,657	25.6
Amortization of intangible assets	8,174	11.1	5,201	8.2	2,973	57.2

Total operating expenses	$43,593	59.4	$36,049	56.7	$7,544	20.9

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 primarily as a result of an increase in employee related costs of $2.1 million, due in part to our current year acquisitions. We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products, particularly Paymode-X, and as a result of our recent acquisitions.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 increased $0.7 million primarily as a result of a net increase in employee and contract employee related expenses and professional services expenses. We expect that product development and engineering expenses will increase during the remainder of the fiscal year as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our commercial banking, Paymode-X and legal spend management solutions.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 primarily due to increases in employee related costs of $1.2 million, facilities related costs of $0.3 million and acquisition related expenses of $0.2 million. The increases were offset in part by a $0.3 million decrease in restructuring expenses. We expect that general and administrative expenses will increase slightly during the remainder of the fiscal year as a result of our recent acquisitions.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012 occurred as a result of increased expense from intangible assets associated with our fiscal year 2014 and 2013 acquisitions. We expect that total amortization expense for fiscal year 2014 will approximate $29.8 million.

Loss on Derivative Instruments, net

	Three Months Ended December 31,		Increase Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Loss on derivative instruments, net	$—	$(4,917)	$4,917	100.0

Loss on Derivative Instruments, net. During the three months ended December 31, 2012 we recorded a net loss of $4.9 million related to changes in fair value of derivative instruments associated with our Notes. During the three months ended December 31, 2013 our derivative instruments met the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement.

Other Income (Expense), Net

	Three Months Ended December 31,		Increase (decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Interest income	$191	$153	$38	24.8
Interest expense	(3,538)	(703)	(2,835)	(403.3)
Other expense, net	(44)	(35)	(9)	(25.7)

Other income (expense), net	$(3,391)	$(585)	$(2,806)	(479.7)

Other Income (Expense), Net. For the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, interest income increased slightly as a result of higher average cash balances in the quarter ended December 31, 2013. The increase in interest expense is due to interest expense related to our Notes issued in December 2012 and consisted of cash interest expense of $0.7 million, amortization of debt discount of $2.5 million and amortization of debt issuance costs of $0.3 million. We expect that interest expense will increase slightly as compared to fiscal year 2013 while the other individual components of other income and expense will continue to represent minor components of our overall operations during the remainder of fiscal year 2014.

Provision for Income Taxes

We recorded income tax expense of $1.3 million and an income tax benefit of $1.3 million for the three months ended December 31, 2013 and 2012, respectively. The income tax expense for the quarter ended December 31, 2013 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations. The tax benefit recorded for the quarter ended December 31, 2012 arose principally from our US operations offset in part by tax expense associated with our UK and Australian operations.

The excess of our effective tax rate over statutory rates is due to our inability to utilize UK foreign tax credits in the determination of US taxable income. This has the effect of taxing certain income twice, once in the UK and again in the US, which results in a higher overall effective tax rate (or a decrease in our overall US tax benefit).

Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012

Segment Information

The following tables represent our segment revenues and our segment measure of profit:

	Six Months Ended December 31,		Increase (Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$61,092	$57,216	$3,876	6.8
Banking Solutions	34,470	34,974	(504)	(1.4)
Hosted Solutions	45,092	33,108	11,984	36.2

	$140,654	$125,298	$15,356	12.3

Segment measure of profit:
Payments and Transactional Documents	$17,994	$14,384	$3,610	25.1
Banking Solutions	4,498	2,834	1,664	58.7
Hosted Solutions	1,281	3,660	(2,379)	(65.0)

Total measure of segment profit	$23,773	$20,878	$2,895	(13.9)

A reconciliation of the measure of segment profit to our GAAP (loss) income for the six months ended December 31, 2013 and 2012, before the provision for income taxes, is as follows:

	Six Months Ended December 31,
	2013	2012
	(in thousands)
Total measure of segment profit	$23,773	$20,878
Less:
Amortization of intangible assets	(13,879)	(9,513)
Stock-based compensation expense	(10,567)	(8,941)
Acquisition and integration related expenses	(2,769)	(4,280)
Restructuring expense	(45)	(1,130)
Non cash pension expense	(151)	—
Add:
Loss on derivative instruments, net	—	(4,917)
Other expense, net	(7,431)	(539)

Loss before income taxes	$(11,069)	$(8,442)

Payments and Transactional Documents. The revenue increase of $3.9 million for the six months ended December 31, 2013 was primarily attributable to increased service and maintenance revenue of $3.7 million in our European operations and increased subscriptions and transactions revenue of $0.7 million in North America, partially offset by a decrease in other revenue of $0.7 million and the unfavorable effect of foreign exchange rates of $0.2 million. The segment profit increase of $3.6 million for the six months ended December 31, 2013 arose from improved gross margins in North America and Europe.

Banking Solutions. Revenues from our Banking Solutions segment decreased $0.5 million as compared to the same period in the prior fiscal year due to a decrease in subscriptions and transactions revenue of $1.1 million related to expected customer attrition in our commercial banking business, partially offset by an increase of $0.6 million in maintenance revenue. The profit increase of $1.7 million was primarily due to improved gross margins of $0.9 million and decreased operating expenses of $0.8 million. The decreased operating expenses are primarily the result of decreased sales and marketing expenses and integration related expenses.

Hosted Solutions. Revenues from our Hosted Solutions segment increased $12.0 million as compared to the same period in the prior fiscal year due primarily to revenue contributions from our Sterci and Simplex acquisitions of $7.6 million and increases in the revenue contribution from our legal spend management solutions of $2.5 million and our Paymode-X solution. The segment profit decrease of $2.4 million as compared to the same period in the prior year was primarily the result of increased operating expenses of $7.4 million related to our Sterci and Simplex acquisitions.

Revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$66,394	47.2	$58,908	47.0	$7,486	12.7
Software licenses	10,201	7.3	10,168	8.1	33	0.3
Service and maintenance	60,691	43.1	52,190	41.7	8,501	16.3
Other	3,368	2.4	4,032	3.2	(664)	(16.5)

Total revenues	$140,654	100.0	$125,298	100.0	$15,356	12.3

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $7.5 million was due principally to the increased revenue from our Hosted Solutions segment of $7.9 million, which includes increased revenue from our legal spend management solution of $2.6 million, financial messaging solutions of $4.5 million, and, to a lesser extent, revenue increases from Paymode-X and our Payments and Transactional Documents segment, partially offset by the revenue decrease from our Banking Solutions segment of $1.1 million arising principally from expected customer attrition in our commercial banking business. The increase in our financial messaging solutions was primarily attributable to our current year acquisitions.

Software Licenses. Software license revenues remained consistent for the six months ended December 31, 2013 as compared to the prior year.

Service and Maintenance. The increase in service and maintenance revenues of $8.5 million was primarily the result of increased service and maintenance revenues from our financial messaging solutions of $4.3 million as a result of our Sterci and Simplex acquisitions, an increase of $0.6 million in our Banking Solutions revenues and a $4.1 million increase in our European Payments and Transactional Documents products, partially offset by a decrease in US Payments and Transactional Documents of $0.4 million.

Other. The slight decrease in other revenues was principally due to a decrease in revenue from our European payments and transactional document products.

Cost of revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$32,098	22.8	$30,224	24.2	$1,874	6.2
Software licenses	758	0.6	1,026	0.8	(268)	(26.1)
Service and maintenance	26,492	18.8	24,271	19.4	2,221	9.2
Other	2,511	1.8	3,062	2.4	(551)	(18.0)

Total cost of revenues	$61,859	44.0	$58,583	46.8	$3,276	5.6

Gross profit	$78,795	56.0	$66,715	53.2	$12,080	18.1

Subscriptions and Transactions. Subscriptions and transactions costs decreased to 48% of subscriptions and transactions revenues in the six months ended December 31, 2013 as compared to 51% in the six months ended December 31, 2012. The decrease in subscriptions and transactions costs as a percentage of revenue was due primarily to decreased costs in our Banking Solutions segment related to the integration and migration of our commercial banking customers and its hosted infrastructure.

Software Licenses. Software license costs decreased to 7% of software license revenues in the six months ended December 31, 2013 as compared to 10% in the same period of the prior year. The decrease in software license costs was primarily due to lower costs for third party software that accompanies certain of our payment and transactional document sales.

Service and Maintenance. Service and maintenance costs decreased slightly as a percentage of service and maintenance revenues to 44% in the six months ended December 31, 2013 as compared to 47% for the six months ended December 31, 2012. The decrease in service and maintenance costs as a percentage of revenue was primarily a result of improved margins in our Banking Solutions and Payments and Transactional Documents segments.

Other. Other cost of revenues remained consistent as a percentage of other revenue in the six months ended December 31, 2013 as compared to the six months ended December 31, 2012.

Operating Expenses

	Six Months Ended December 31,				Increase Between Periods
	2013		2012		2013 Compared to 2012
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$34,266	24.3	$30,428	24.3	$3,838	12.6
Product development and engineering	17,678	12.6	16,732	13.3	946	5.7
General and administrative	16,610	11.8	13,028	10.4	3,582	27.5
Amortization of intangible assets	13,879	9.9	9,513	7.6	4,366	45.9

Total operating expenses	$82,433	58.6	$69,701	55.6	$12,732	18.3

Sales and Marketing. Sales and marketing expenses increased $3.8 million in the six months ended December 31, 2013 as compared to the six months ended December 31, 2012 as a result of an increase in employee related costs of $3.6 million, primarily due to the impact of our current year acquisitions and increased promotional costs of $0.4 million.

Product Development and Engineering. The increase in product development and engineering expenses was primarily attributable to a net increase in employee and contract employee related costs and professional services of $0.8 million.

General and Administrative. The increase in general and administrative expenses of $3.6 million was principally attributable to an increase in employee related costs of $2.3 million, acquisition related costs of $1.0 million and facilities related expense of $0.5 million offset in part by a decrease in restructuring charges of $0.4 million.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the six months ended December 31, 2013 as compared to the six months ended December 31, 2012 occurred as a result of increased expense from intangible assets associated with our recent acquisitions.

Loss on Derivative Instruments, net

	Six Months Ended December 31,		Increase Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Loss on derivative instruments, net	$—	$(4,917)	$4,917	100.0

Loss on Derivative Instruments, net. During the six months ended December 31, 2012 we recorded a net loss of $4.9 million related to changes in fair value of derivative instruments associated with our Notes. During the six months ended December 31, 2013 our derivative instruments met the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement.

Other Expense, Net

	Six Months Ended December 31,		Increase (Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Interest income	$417	$278	$139	50.0
Interest expense	(7,029)	(704)	(6,325)	(898.4)
Other expense, net	(819)	(113)	(706)	(624.8)

Other expense, net	$(7,431)	$(539)	$(6,892)	(1278.7)

Other Expense, Net. For the six months ended December 31, 2013 as compared to the six months ended December 31, 2012, interest income increased slightly as a result of increased cash balances. Interest expense increased as a result of interest expense related to our Notes and consisted of cash interest expense of $1.4 million, amortization of debt discount of $5.0 million and amortization of debt issuance costs of $0.6 million. The increase in other expense is the result of a decrease in foreign exchange losses in the six months ended December 31, 2013 as compared to the six months ended December 31, 2012.

Provision for Income Taxes

We recorded income tax expense of $2.2 million and an income tax benefit of $1.4 million for the six months ended December 31, 2013 and 2012, respectively. The tax expense recorded for the six months ending December 31, 2013 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations. The tax benefit recorded for the six months ending December 31, 2012 arose principally from our US operations, offset in part by tax expense associated with our UK and Australian operations.

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

In the six months ended December 31, 2013 we spent $110.1 million to acquire businesses and assets, net of cash acquired.

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the six months ended December 31, 2013 and 2012 are summarized in the tables below:

	December 31,	June 30,
	2013	2013
	(in thousands)
Cash, cash equivalents and marketable securities	$205,598	$293,077
Long-term debt(1)	$143,598	$138,582

(1)	Our long-term debt as of December 31, 2013 and June 30, 2013 consists of our convertible notes. The convertible notes are shown on our Consolidated Balance Sheet at a carrying value of $143.6 million at December 31, 2013 and $138.6 million at June 30, 2013 which represents the principal balance of $189.8 million less unamortized discount of $46.2 million and $51.2 million, respectively.

	Six Months Ended December 31,
	2013	2012
	(in thousands)
Cash provided by operating activities	$18,923	$19,570
Cash used in investing activities	(129,870)	(35,075)
Cash provided by financing activities	3,310	169,537
Effect of exchange rates on cash	6,013	1,996

Cash, cash equivalents and marketable securities. At December 31, 2013 our cash and cash equivalents of $181.9 million consisted primarily of cash deposits held at major banks and money market funds. The $101.6 million decrease in cash and cash equivalents at December 31, 2013 from June 30, 2013 was primarily due to net cash used to acquire businesses and assets of $110.1 million, cash used for the purchase of available for sale securities of $16.3 million and cash used to purchase property and equipment of $5.5 million, partially offset by cash generated from operations of $18.9 million, cash generated from the exercise of employee stock options and our employee stock purchase plan of $2.9 million and the favorable effect of exchange rates on cash of $6.0 million.

At December 31, 2013, our marketable securities of $23.7 million consisted primarily of US treasury notes, residential mortgage-backed securities, and U.S. corporate debt securities.

Cash, cash equivalents and marketable securities included $38.5 million held by our foreign subsidiaries as of December 31, 2013, of which $37.4 million would be subject to US tax rates if we sought to use those amounts to fund domestic operations. Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Increases in the foreign currency exchange rates of the British Pound, Swiss Franc, European Euro, and Australian Dollar to the US Dollar increased our overall cash balances by approximately $6.0 million in the six months ended December 31, 2013. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

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

Operating Activities. Cash generated from operating activities primarily relates to our net income or loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations decreased by $0.6 million in the six months ended December 31, 2013 versus the same period of the prior year. The decrease was primarily the result of a decrease of $3.9 million in cash provided by deferred revenue and an increase in cash used for prepaid expenses of $1.2 million and an increase in cash used for accounts payable of $1.6 million partially offset by an increase in cash provided by accounts receivable of $1.8 million.

At December 31, 2013, we had US net operating loss carryforwards of $76.1 million, which expire at various times through year 2034 and foreign net operating loss carryforwards of $15.1 million, primarily in Europe, which have no statutory expiration date. We also have approximately $3.9 million of research and development tax credit carryforwards available which expire at various points through year 2034. Our net operating loss and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At December 31, 2013, a portion of the deferred tax assets associated with our US and European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. During the six months ended December 31, 2013, we completed two business acquisitions using cash (net of cash acquired) of $108.9 million. We also paid $1.2 million to broaden our on-going rights to a patent we own. The increase in net cash used in investing activities for the six months ended December 31, 2013 versus the same quarter of the prior fiscal year was primarily due to the $110.1 million in cash used to fund current year business and asset acquisitions as compared to the $29.9 million of cash we used during the same period of the prior fiscal year and cash used to purchase marketable securities of $14.3 million, net of cash received from the sale of marketable securities.

Financing Activities. The decrease in cash provided by financing activities for the six months ended December 31, 2013 as compared to the same period of the prior year was predominantly due to the absence of net cash inflows related to our convertible notes, hedges and warrants issued in December 2012.

Off-Balance Sheet Arrangements

During the six months ended December 31, 2013 we did not have any off-balance sheet arrangements.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of December 31, 2013:

	Payment Due by Fiscal Year
	2014	2015-2016	2017-2018	Thereafter	Total
	(in thousands)
Long-term debt:
Principal payment	$—	$—	$189,750	$—	$189,750
Interest payments	1,423	5,693	4,269	—	11,385
Operating leases	2,371	7,490	6,696	11,068	27,625
Purchase commitments	2,659	6,904	1,136	—	10,699

Total contractual obligations	$6,453	$20,087	$201,851	$11,068	$239,459

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits, for which cash settlement may be required, in the amount of $1.2 million. These amounts have been excluded because, as of December 31, 2013, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

At December 31, 2013, we were still in the process of integrating our overall systems of internal control over financial reporting of SF2I SA (Sterci) and Simplex GTP Limited, which we acquired during the six months then ended.

Except as noted above, no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 12, 2013 R&N Check Corp (R&N) filed a lawsuit against us in the Superior Court of Rockingham County, New Hampshire. The lawsuit alleged breach of contract in connection with a patent purchase and settlement agreement that we entered into in January 2006 and sought unspecified damages and recovery of legal expenses. On March 18, 2013, we removed the lawsuit to the United States District Court for the District of New Hampshire. R&N thereafter filed a motion to remand the case to the New

Hampshire state court, which was granted. The parties engaged in mediation in June 2013. In November 2013 the parties entered into a settlement agreement that, among other things, expanded our rights to the patent by removing certain ongoing payment obligations and settled the litigation between the parties, with the lawsuit being dismissed with prejudice. The settlement did not have a material impact on our financial statements.

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

Risks Related To Our Business

Acquisitions could disrupt our business and harm our financial condition

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. In September 2013, we completed our acquisition of Simplex GTP Limited (Simplex) and in August 2013, we acquired SF2I SA (Sterci), leading providers of financial messaging solutions utilizing the SWIFT global messaging network. In February 2013, we acquired Prilos AG, a long-time reseller of our document automation products in the German marketplace. In October 2012, we acquired the assets of 5280 Dynamic Solutions LLC, a US-based software company. In September 2012, we acquired Albany Software, Ltd., a UK-based software company. We may in the future acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At December 31, 2013, the carrying value of our goodwill and our other intangible assets was approximately $175 million and $155 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2013 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom, continental Europe and the Asia-Pacific region. During the six months ended December 31, 2013, approximately 41% of our revenues and 41% of our operating expenses were attributable to customers or operations located outside of North America. We anticipate the percentage of revenues and operating expenses from outside North America will increase as a result of our August 2013 acquisition of Sterci. During the twelve months ended June 30, 2013 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased slightly. Future appreciation of the US Dollar against the British Pound Sterling, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

Large and complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, generally delay the timing of our revenue recognition and, in the short-term, may adversely affect our operating results, financial condition and the market price of our stock

Large and complex customer contracts, particularly in our Banking Solutions segment, generally delay the timing of our revenue recognition. These arrangements require significant implementation work, product customization and modification, systems integration and user acceptance testing. This results in the recognition of revenue over the period of project completion which normally spans several quarters. Delays in revenue recognition on these contracts, including delays that result from customer decisions to halt or slow down a long-term project due to their own staffing or other challenges, could adversely affect our operating results, financial condition and the market price of our common stock. Additionally, large bank and financial institution customer opportunities are very competitive and take significant time and effort to consummate. When competing for these customer opportunities, we face greater sales costs, longer sales cycles and less predictability with respect to these orders than with orders in other areas of our business. If we are unable to continue to generate new large orders on a regular basis, our business operating results and financial condition could be adversely affected.

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

We engage off-shore development resources which may not be successful and which may put our intellectual property at risk

In order to optimize our research and development capabilities and to meet development timeframes, we contract with off-shore third-party vendors for certain development activities. While our experience to date with these resources has been positive, there are a number of risks associated with off-shore development activities that include, but are not limited to, the following:

•	less efficient and less accurate communication and information flow as a consequence of time, distance and language barriers between our primary development organization and the off-shore resources, resulting in delays or deficiencies in development efforts;

•	disruption due to political or military conflicts;

•	misappropriation of intellectual property from departing personnel, which we may not readily detect; and

•	currency exchange rate fluctuations that could adversely impact the cost advantages intended from these agreements.

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

Certain derivative instruments issued in connection with the Notes were classified within stockholder’s equity at December 31, 2013. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

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

Our level of indebtedness may limit our financial flexibility

At December 31, 2013 we had total consolidated indebtedness of approximately $189.8 million and unrestricted cash and marketable securities of $181.9 million and $23.7 million respectively. Our level of indebtedness affects our operations in several ways, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
October 1, 2013—October 31, 2013	—	$—	—	$16,562,000
November 1, 2013—November 30, 2013	—	$—	—	$16,562,000
December 1, 2013—December 31, 2013	—	$—	—	$16,562,000

Total	—	$—	—	$16,562,000

(1)	In May 2012, our board of directors authorized a repurchase program for up to $20.0 million of our common stock. This repurchase program replaces the program that had been in place since April 2008.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 10, 2014	By:	/S/ KEVIN M. DONOVAN
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2013 (unaudited) and June 30, 2013, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.