Form 10-Q
period 2014-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2014-05-09
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2014 was 39,358,443.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2014	June 30, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$202,344	$283,552
Marketable securities	22,444	9,525
Accounts receivable, net of allowance for doubtful accounts of $822 at March 31, 2014 and $769 at June 30, 2013	59,563	44,430
Deferred tax assets	4,924	6,764
Prepaid expenses and other current assets	12,095	8,479

Total current assets	301,370	352,750
Property and equipment, net	30,982	23,631
Goodwill	181,750	109,196
Intangible assets, net	148,727	82,872
Other assets	13,996	17,073

Total assets	$676,825	$585,522

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,427	$8,933
Accrued expenses	27,663	16,070
Deferred revenue	64,784	47,184

Total current liabilities	103,874	72,187
Convertible senior notes	146,173	138,582
Deferred revenue, non-current	12,156	9,104
Deferred income taxes	19,433	5,457
Other liabilities	14,834	3,443

Total liabilities	296,470	228,773

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—100,000; issued shares—39,123 at March 31, 2014, and 37,903 at June 30, 2013; outstanding shares—37,376 at March 31, 2014, and 36,045 at June 30, 2013	39	38
Additional paid-in capital	523,890	499,182
Accumulated other comprehensive income (loss)	4,751	(10,460)
Treasury stock: 1,747 shares at March 31, 2014, and 1,858 shares at June 30, 2013, at cost	(20,579)	(21,888)
Accumulated deficit	(127,746)	(110,123)

Total stockholders’ equity	380,355	356,749

Total liabilities and stockholders’ equity	$676,825	$585,522

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues:
Subscriptions and transactions	$35,095	$28,749	$101,489	$87,657
Software licenses	5,543	7,048	15,744	17,216
Service and maintenance	35,873	26,809	96,564	78,999
Other	1,741	1,838	5,109	5,870

Total revenues	78,252	64,444	218,906	189,742
Cost of revenues:
Subscriptions and transactions	17,866	16,851	49,964	47,075
Software licenses	505	952	1,263	1,978
Service and maintenance	13,942	11,081	40,434	35,352
Other	1,278	1,383	3,789	4,445

Total cost of revenues	33,591	30,267	95,450	88,850

Gross profit	44,661	34,177	123,456	100,892
Operating expenses:
Sales and marketing	19,433	16,215	53,699	46,643
Product development and engineering	10,685	8,454	28,363	25,186
General and administrative	8,718	6,554	25,328	19,582
Amortization of intangible assets	4,784	5,162	18,663	14,675

Total operating expenses	43,620	36,385	126,053	106,086

Income (loss) from operations	1,041	(2,208)	(2,597)	(5,194)
Gain (loss) on derivative instruments, net	—	482	—	(4,435)
Other expense, net	(3,573)	(3,134)	(11,004)	(3,673)

Loss before income taxes	(2,532)	(4,860)	(13,601)	(13,302)
Income tax provision (benefit)	1,778	(1,301)	4,022	(2,721)

Net loss	$(4,310)	$(3,559)	$(17,623)	$(10,581)

Basic and diluted net loss per share attributable to common stockholders:	$(0.12)	$(0.10)	$(0.48)	$(0.30)

Shares used in computing basic and diluted net loss per share attributable to common stockholders:	37,081	35,644	36,654	35,279

Other comprehensive income, net of tax:
Unrealized gain on available for sale securities, net of tax	6	—	21	—
Foreign currency translation adjustments	1,445	(7,020)	15,190	(3,680)

Other comprehensive income (loss), net of tax	1,451	(7,020)	15,211	(3,680)

Comprehensive loss	$(2,859)	$(10,579)	$(2,412)	$(14,261)

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(17,623)	$(10,581)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	18,663	14,675
Stock compensation expense	16,792	13,532
Depreciation and amortization of property and equipment	5,948	5,193
Deferred income tax benefit	(1,249)	(6,128)
Provision for allowances on accounts receivable	175	256
Provision for allowances for obsolescence of inventory	28	62
Excess tax benefits associated with stock compensation	(616)	15
Amortization of debt issuance costs	888	358
Amortization of debt discount	7,592	2,884
Amortization of premium on investments	280	—
Loss on derivative instruments	—	4,435
Loss on disposal of equipment	5	87
Loss (gain) on foreign exchange	33	(19)
Changes in operating assets and liabilities:
Accounts receivable	(6,164)	(299)
Inventory	635	45
Prepaid expenses and other current assets	(1,263)	1,167
Other assets	(140)	317
Accounts payable	(619)	(273)
Accrued expenses	1,475	(1,026)
Deferred revenue	14,481	5,074
Other liabilities	1,030	573

Net cash provided by operating activities	40,351	30,347
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(111,323)	(33,323)
Purchases of held-to-maturity securities	(55)	(62)
Proceeds from sales of held-to-maturity securities	55	62
Purchase of available-for-sale securities	(22,215)	—
Proceeds from sales of available-for-sale securities	9,053	—
Purchases of property and equipment, net	(9,100)	(7,657)
Proceeds from disposal of property and equipment	91	56

Net cash used in investing activities	(133,494)	(40,924)
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	4,866	5,024
Excess tax benefits associated with stock compensation	616	(15)
Proceeds from issuance of convertible senior notes	—	189,750
Debt issuance costs	—	(5,883)
Proceeds from issuance of warrants, net of issue costs	—	25,776
Purchase of convertible note hedges	—	(42,390)
Capital lease payments	—	(72)
Repurchase of common stock	—	(933)

Net cash provided by financing activities	5,482	171,257
Effect of exchange rate changes on cash	6,453	(1,508)

Increase (decrease) in cash and cash equivalents	(81,208)	159,172
Cash and cash equivalents at beginning of period	283,552	124,801

Cash and cash equivalents at end of period	$202,344	$283,973

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$3,746	$—

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2014, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2014. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 29, 2013.

Note 2—Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. We adopted this guidance effective July 1, 2013, and it did not have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued an accounting standards update which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for fiscal years beginning after December 15, 2013. We do not expect the adoption of this standard to significantly impact our consolidated financial statements.

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

At March 31, 2014, and June 30, 2013, our assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2014				June 30, 2013
(in thousands)	Fair Value Measurements Using Input Types			Total	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$63,109	$—	$—	$63,109	$85,880	$—	$—	$85,880
Available for sale securities
Debt
US Corporate	8,923	—	—	8,923	4,125	—	—	4,125
Residential mortgage-backed	8,811	—	—	8,811	2,846	—	—	2,846
Government—US	4,654	—	—	4,654	2,499	—	—	2,499

Total available for sale securities	$22,388	$—	$—	$22,388	$9,470	$—	$—	$9,470

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of March 31, 2014, and June 30, 2013.

	March 31, 2014			June 30, 2013
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	56	22,388	22,444	55	9,470	9,525

Total marketable securities	$56	$22,388	$22,444	$55	$9,470	$9,525

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities, in thousands:

As of March 31, 2014 (in thousands)
Due within 1 year	$5,296
Due in 1 year through 5 years	$17,092

Total	$22,388

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of March 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of March 31, 2014
	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
U.S. Corporate	$3,440	$9
Residential mortgage-backed	$1,927	$—
Government—US	$498	$—

Total	$5,865	$9

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the convertible senior notes (the Notes) more fully described in Note 10. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at March 31, 2014, and June 30, 2013, approximated fair value.

•

Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive loss in shareholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•

The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value of the Notes, $146.2 million at March 31, 2014, will be accreted, over the remaining term to maturity, to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $246.7 million as of March 31, 2014. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Note 4—Product and Business Acquisitions

2014 Acquisition Activity

During the nine months ended March 31, 2014, we completed three business acquisitions, Rationalwave Analytics, Inc. (Rationalwave), SF2I SA (Sterci) and Simplex GTP Limited (Simplex) for aggregate purchase consideration of $131.3 million consisting of cash and common stock of $127.6 million and $3.7 million, respectively. Rationalwave is an early stage predictive analytics technology company. Sterci and Simplex are leading providers of financial messaging solutions utilizing the SWIFT global messaging network on behalf of more than 350 customers across 20 different countries. The Sterci and Simplex acquisitions, combined with our existing SWIFT financial messaging business, create a new global center of excellence in financial messaging, providing solutions for banks, financial institutions and corporations around the world. Details of each acquisition follow below.

Rationalwave

On January 29, 2014, we acquired Rationalwave for a cash payment of $1.2 million and 113,731 shares of our common stock which was valued at approximately $3.7 million as of the acquisition date. We also issued 92,151 shares of our common stock to key Rationalwave equity holders joining us as employees, with these shares subject to a four year vesting schedule. Accordingly, these awards are compensatory and we will recognize share based payment expense over the underlying stock vesting period. In the preliminary allocation of the purchase price, we recognized $3.8 million of goodwill which arose partially due to the recognition of certain deferred tax liabilities in purchase accounting and anticipated future benefits arising from the acquisition. The goodwill is not deductible for income tax purposes. Identifiable intangible technology assets of $1.5 million are being amortized over an estimated useful life of five years. We plan to leverage the Rationalwave technology and predictive capabilities to the technology solutions we offer to our customers and as such the goodwill was allocated to multiple operating segments.

Sterci

On August 20, 2013, we acquired Sterci, a Swiss corporation for a cash payment of 111.0 million Swiss Francs (approximately $121.0 million based on exchange rates in effect at the acquisition date).

During the quarter ended March 31, 2014 we revised our estimate of fair value and corrected the projection of revenue arising from certain acquired customer contracts. This change had the effect of lowering the value assigned to certain intangible assets, predominantly customer related intangible assets, and increasing the amount assigned to goodwill, after the impact to deferred income tax liabilities. The change had the effect of reducing our net loss for the quarter ended March 31, 2014 by $0.9 million, arising from a reduction in intangible asset amortization expense, net of tax. We concluded that the effect of the adjustment was immaterial to our financial statements for the quarter ending March 31, 2014 and immaterial to any prior interim period financial statements. Our financial statements for the nine months ended March 31, 2014 were not affected by the revision.

At March 31, 2014, we were still finalizing some of our estimates of fair value for certain intangible assets acquired as well as certain of the actuarial measurements of Sterci’s defined benefit plan. Accordingly, the allocation of the purchase price that follows below is preliminary and is subject to change as we finalize our fair value analysis which we expect to complete during the year ended June 30, 2014. In the preliminary allocation of the purchase price set forth below, we recognized $49.6 million of goodwill which arose primarily due to the recognition of certain deferred tax and pension liabilities in purchase accounting, the assembled workforce of Sterci and synergies that we expect to receive from the expansion of our financial messaging solutions. The goodwill is not deductible for income tax purposes.

Sterci sponsors a retirement plan for its Swiss-based employees that are governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under US GAAP, require defined benefit plan accounting. Certain assumptions used to determine our pension liability include level 3 measurements. The net periodic pension cost under this plan was approximately $1.4 million for the nine months ended March 31, 2014.

Sterci also owned a non-controlling interest in Simplex which had an acquisition date fair value of $5.6 million.

Sterci’s operating results have been included in our operating results from the date of the acquisition forward as a component of the Hosted Solutions segment and all of the Sterci goodwill was allocated to this segment. Identifiable intangible assets aggregating $72.0 million are being amortized over a weighted average useful life of eleven years. The identifiable intangible assets include customer related assets, core technology and other intangible assets (trade names) and are being amortized over estimated weighted average useful lives of thirteen, eight and eleven years, respectively.

For the nine months ended March 31, 2014, revenues attributable to the Sterci acquisition represented less than 10% of our consolidated revenues. For the nine months ended March 31, 2014, operations of Sterci generated a pre-tax loss of approximately $9.0 million, inclusive of $6.1 million in intangible asset amortization expense.

Simplex

On September 4, 2013, we acquired all of the remaining equity of Simplex, a UK-based corporation for a cash payment of £3.4 million (approximately $5.4 million based on exchange rates in effect at the acquisition date).

The acquisition of Simplex was a business combination achieved in stages as we initially held, through our acquisition of Sterci, a non-controlling interest in Simplex prior to our acquiring control on September 4, 2013. The accounting purchase price for Simplex of $15.2 million includes the acquisition date fair value of our non-controlling interest in Simplex of $5.6 million, plus the cash consideration paid on September 4, 2013, for the controlling interest in Simplex of $5.4 million. The accounting purchase price also includes the settlement of a preexisting relationship, specifically amounts due from Simplex, of $4.2 million. In the preliminary purchase price allocation below, our prior non-controlling interest in Simplex was initially included in the purchase price allocation of Sterci at fair value and was then reallocated to the Simplex assets acquired and liabilities assumed upon obtaining control of Simplex.

At March 31, 2014, we were still finalizing our estimates of fair value for certain liabilities assumed. Accordingly, the allocation of the purchase price that follows below is preliminary and subject to change as we finalize our fair value analysis which we expect to complete during the year ended June 30, 2014. In the preliminary allocation of the purchase price set forth below, we recognized $11.8 million of goodwill which is not deductible for income tax purposes. The goodwill arose primarily due to the recognition of certain deferred tax liabilities in purchase accounting, the assembled workforce of Simplex and synergies we expect to receive by leveraging Simplex with our existing financial messaging solutions.

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

For the nine months ended March 31, 2014, revenues attributable to the Simplex acquisition represented approximately 2% of our consolidated revenues and Simplex was integrated into our existing business lines in a manner that makes tracking or reporting earnings specifically attributable to this acquisition impracticable.

Set forth below is the preliminary allocation of the purchase price for the Sterci and Simplex acquisitions as of March 31, 2014.

	Sterci	Simplex	Elimination	Total
	(in thousands)
Current assets	$24,401	$3,106	$—	$27,507
Property and equipment	3,344	487	—	3,831
Due from Simplex	4,242	—	(4,242)	—
Customer related intangible assets	48,732	4,338	—	53,070
Core technology	17,172	—	—	17,172
Other intangible assets	6,099	191	—	6,290
Investment in Simplex	5,596	—	(5,596)	—
Goodwill	49,600	11,798	—	61,398
Current liabilities	(12,035)	(3,759)	—	(15,794)
Pension liability	(9,528)	—	—	(9,528)
Other liabilities	(16,604)	(958)	—	(17,562)

Total purchase price	$121,019	$15,203	$(9,838)	$126,384

A reconciliation of cash paid to the accounting purchase price for these acquisitions as of March 31, 2014 is as follows.

	Sterci	Simplex	Elimination	Total
	(in thousands)
Cash paid	$121,019	$5,365	$—	$126,384
Settlement of preexisting relationship	—	4,242	(4,242)	—
Acquisition date fair value of the previously held equity interest	—	5,596	(5,596)	—

Total accounting purchase price	$121,019	$15,203	$(9,838)	$126,384

The valuation of acquired intangible assets for our acquisitions was estimated by performing projections of discounted cash flow, whereby revenues and costs associated with each intangible asset are forecasted to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The valuation assumptions also take into consideration our estimates of contract renewal, technology attrition and revenue projections.

Acquisition expenses of approximately $2.8 million were expensed during the nine months ended March 31, 2014, related to these acquisitions, principally as a component of general and administrative expense.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Revenues	$78,252	$71,782	$220,678	$212,448
Net loss	$(4,310)	$(6,714)	$(21,041)	$(22,585)
Net loss per basic and diluted share attributable to common stockholders	$(0.12)	$(0.19)	$(0.57)	$(0.64)

Note 5—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Numerator:
Net loss allocable to common stockholders	$(4,310)	$(3,559)	$(17,623)	$(10,581)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	37,081	35,644	36,654	35,279

Basic and diluted net loss per share attributable to common stockholders	$(0.12)	$(0.10)	$(0.48)	$(0.30)

For the three and nine months ended March 31, 2014, 2.4 million and 2.7 million stock options and shares of restricted stock, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and nine months ended March 31, 2013, 2.8 million and 3.0 million stock options and shares of restricted stock, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

As more fully discussed in Note 10, in December 2012 we issued the Notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the quarter ended March 31, 2014, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

During fiscal years 2013 and 2014, we changed the internal reporting classification of certain operating lines. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

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

Digital Banking Solutions. Our Digital Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. Our commercial banking products are Software as a Service (SaaS) offerings focused predominantly on medium-sized and small banks and financial institutions, and revenue for these products is typically recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship. Our customized banking solutions typically involve longer implementation periods and a significant level of professional services. Due to the customized nature of these products, revenue is generally recognized over the period of project performance on a percentage of completion basis. Periodically, we license these solutions on a subscription basis which has the effect of contributing to recurring revenue and the revenue predictability of future periods, but which also delays revenue recognition over a period that is longer than the period of project performance.

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

We do not track or assign our assets by operating segment.

Segment information for the three and nine months ended March 31, 2014, and 2013 according to the segment descriptions above, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$31,643	$31,242	$93,612	$88,742
Digital Banking Solutions	15,907	16,659	49,134	51,139
Hosted Solutions	30,702	16,543	76,160	49,861

Total segment revenue	$78,252	$64,444	$218,906	$189,742

Segment measure of profit:
Payments and Transactional Documents	$9,229	$8,268	$27,954	$22,804
Digital Banking Solutions	859	1,070	4,536	3,660
Hosted Solutions	4,126	1,434	5,497	5,186

Total measure of segment profit	$14,214	$10,772	$37,987	$31,650

A reconciliation of the measure of segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Total measure of segment profit	$14,214	$10,772	$37,987	$31,650
Less:
Amortization of intangible assets	(4,784)	(5,162)	(18,663)	(14,675)
Stock-based compensation expense	(6,225)	(4,591)	(16,792)	(13,532)
Acquisition and integration related expenses	(1,062)	(3,165)	(3,831)	(7,445)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Restructuring expense	(1,015)	(62)	(1,060)	(1,192)
Non cash pension expense	(87)	—	(238)	—
Add:
Gain (loss) on derivative instruments, net	—	482	—	(4,435)
Other expense, net	(3,573)	(3,134)	(11,004)	(3,673)

Loss before income taxes	$(2,532)	$(4,860)	$(13,601)	$(13,302)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$527	$493	$1,645	$1,493
Digital Banking Solutions	476	571	1,465	1,611
Hosted Solutions	1,007	688	2,838	2,089

Total depreciation expense	$2,010	$1,752	$5,948	$5,193

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Revenues from unaffiliated customers:
United States	$41,246	$41,390	$126,197	$126,157
United Kingdom	24,977	21,164	71,463	57,991
Continental Europe	11,266	1,079	18,971	3,241
Asia-Pacific	763	811	2,275	2,353

Total revenues from unaffiliated customers	$78,252	$64,444	$218,906	$189,742

Long-lived assets, which are based on geographical location, were as follows:

	As of March 31,	As of June 30,
	2014	2013
	(in thousands)
Long-lived assets
United States	$33,172	$31,068
United Kingdom	4,880	3,602
Continental Europe	3,230	24
Asia-Pacific	171	119

Total long-lived assets	$41,453	$34,813

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

We recorded income tax expense of $1.8 million and an income tax benefit of $1.3 million for the three months ended March 31, 2014, and 2013, respectively. The income tax expense for the quarter ended March 31, 2014, was principally due to tax expense associated with our UK, Swiss and Australian operations. The tax benefit recorded for the quarter ended March 31, 2013 arose principally from our US operations offset in part by tax expense associated with our UK and Australian operations.

We recorded income tax expense of $4.0 million and an income tax benefit of $2.7 million for the nine months ended March 31, 2014, and 2013, respectively. The tax expense recorded for the nine months ending March 31, 2014, was principally due to tax expense associated with our US, UK and Australian operations, which was offset in part by a tax benefit associated with our Swiss operations. The tax benefit recorded for the nine months ending March 31, 2013, arose principally from our US operations, offset in part by tax expense associated with our UK and Australian operations.

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

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$191,252	$(83,281)	$107,971	11.8
Core technology	71,236	(42,592)	28,644	6.8
Other intangible assets	19,600	(7,488)	12,112	7.5

Total	$282,088	$(133,361)	$148,727

Unamortized intangible assets:
Goodwill			181,750

Total intangible assets			$330,477

	As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$131,382	$(69,927)	$61,455	11.0
Core technology	50,658	(35,847)	14,811	6.8
Other intangible assets	11,841	(5,235)	6,606	5.3

Total	$193,881	$(111,009)	$82,872

Unamortized intangible assets:
Goodwill			109,196

Total intangible assets			$192,068

Estimated amortization expense for fiscal year 2014 and subsequent fiscal years is as follows:

(in thousands)
2014	$25,443
2015	25,977
2016	21,973
2017	17,443
2018	14,107
2019 and thereafter	62,447

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Digital Banking Solutions	Hosted Solutions
	(in thousands)
Balance at June 30, 2013	$66,862	$8,453	$33,881
Goodwill acquired during the period	949	1,478	62,818
Impact of foreign currency translation	2,110	—	5,199

Balance at March 31, 2014	$69,921	$9,931	$101,898

Note 9—Contingencies

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

The Notes were issued under an indenture dated December 12, 2012, (the “Base Indenture”) by and between us and The Bank of New York Mellon Trust Company, N.A., as Trustee and a First Supplemental Indenture dated December 12, 2012, (the “First Supplemental Indenture”) by and between us and the Trustee (the Base Indenture and the First Supplemental Indenture are collectively referred to as the “Indenture”). There are no financial or operating covenants relating to the Notes.

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

Holders may convert their Notes at their option, prior to the close of business on the business day immediately preceding June 1, 2017, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on March 31, 2013, (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

On or after June 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date of December 1, 2017, holders may convert their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at March 31, 2014, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding charge to interest expense.

The net carrying amount of the convertible notes at March 31, 2014 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(43,577)

Net carrying value	$146,173

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which will be amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the convertible notes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Contractual interest expense (cash)	$712	712	$2,135	862
Amortization of debt issue costs (non-cash)	296	296	888	358
Amortization of debt discount (non-cash)	2,575	2,399	7,592	2,884

	$3,583	3,407	$10,615	4,104

Effective interest rate of the liability component	6.93%	7.18%	6.83%	7.17%

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

Warrants

In December 2012, we received aggregate proceeds of $25.8 million, net of issue costs, from the sale of warrants (the Warrants), for the purchase of up to 6.3 million shares of our common stock, subject to antidilution adjustments, at a strike price of $40.04 per share. The Warrants are exercisable in equal tranches over a period of 150 days beginning on March 1, 2018, and ending on October 18, 2018.

The Warrants are transactions that are separate from the terms of the Notes and the Note Hedges, and holders of the Notes and Note Hedges have no rights with respect to the Warrants.

Note 11—Derivative Instruments

Our derivative instruments for the quarter ended March 31, 2014, consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of March 31, 2014, each of these instruments met the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we fail to satisfy those requirements we would need to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Note 12—Pension

Sterci sponsors a retirement plan for its Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under US GAAP, requires defined benefit plan accounting.

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Service cost	$635	—	$1,530	—
Interest cost	174	—	418	—
Expected return on plan assets	(225)	—	(542)	—

Net periodic pension cost	$584	—	$1,406	—

During the nine months ended March 31, 2014, we made contributions of $1.2 million to this pension plan.

Note 13—Restructuring

During the nine months ended March 31, 2014, in response to recent acquisitions and business events, we realigned our workforce and recorded pre-tax restructuring expenses associated with severance related benefits of approximately $1.1 million. This amount was expensed as part of general and administrative expense ($0.6 million), sales and marketing expense ($0.4 million) and service and maintenance cost of sales ($0.1 million).

A rollforward of the restructuring activity for the nine months ended March 31, 2014, is as follows:

Severance Costs (in thousands)
Accrued at June 30, 2013	$13
Charged to expense	1,060
Payments charged against the accrual	(335)

Accrued at March 31, 2014	$738

In addition we also recorded $0.4 million of expense related to stock based compensation during the nine months ended March 31, 2014, primarily as a component of sales and marketing expense.

Note 14—Subsequent Event

On April 3, 2014, we acquired Andera, Inc., (Andera) a Delaware corporation. Andera is a provider of innovative customer acquisition solutions, helping over 500 bank and credit union customers process new account applications online. As purchase consideration we paid approximately $44.5 million in cash ($4.5 million of which will be held in escrow from 12 months from the closing of the merger as a source for the satisfaction of indemnification obligations owed to us) and issued approximately 102,000 shares of our common stock. The stock was issued to certain equity holders of Andera who are becoming employees of Bottomline and contains vesting restrictions tied to continued employment. Accordingly, these shares are compensatory and we will recognize share based payment expense over the underlying stock vesting period. A preliminary purchase price allocation for Andera is not yet available.

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

Overview

We provide cloud-based payment, invoice and digital banking solutions to banks, corporations, insurance companies and financial institutions around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, cash management, invoice receipt and approval, collections, risk mitigation, document management, reporting and document archive. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. Historically our software was sold predominantly on a perpetual license basis. However, a growing portion of our offerings are being sold as SaaS-based solutions and paid for on a subscription and transaction basis.

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

Recent Acquisitions

During the nine months ended March 31, 2014, we completed three business acquisitions for aggregate purchase consideration of $110.1 million in cash, net of cash acquired, and common stock of $3.7 million. We acquired SF2I SA (Sterci), a Switzerland based corporation and Simplex GTP Limited (Simplex), a UK based corporation. Sterci and Simplex were each a leading provider of financial messaging solutions utilizing the SWIFT global messaging network. We also acquired Rationalwave Analytics, an early stage predictive analytics company.

On April 3, 2014, we acquired Andera, Inc. (Andera), a provider of innovative customer acquisition solutions, for a cash payment of approximately $44.5 million in cash and $3.6 million of our common stock. The stock was issued to certain equity holders of Andera who are becoming employees of Bottomline and contains vesting restrictions tied to continued employment. Accordingly, these shares are compensatory and we will recognize share based payment expense over the underlying stock vesting period.

Financial Highlights

For the nine months ended March 31, 2014, our revenue increased to $218.9 million from $189.7 million in the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment ($26.3 million) and our Payments and Transactional Documents segment ($4.9 million), partially offset by a revenue decrease in our Digital Banking Solutions segment ($2.0 million). The increased revenue contribution from our legal spend management solutions, our financial messaging solutions including the impact of our Sterci and Simplex acquisitions and our Paymode-X solution accounted for the revenue increase in our Hosted Solutions segment. The revenue increase in our Payments and Transactional Documents segment was related to higher European revenue in our payment and document automation products. The Digital Banking Solutions segment’s revenue decrease was primarily due to the impact of expected customer attrition in our acquired commercial banking business.

We had net loss of $17.6 million in the nine months ended March 31, 2014, compared to net loss of $10.6 million in the nine months ended March 31, 2013. Our net loss for the nine months ended March 31, 2014, includes the impact of $8.5 million of non-cash interest expense related to our convertible senior notes (Notes) and the impact of increased operating expenses of $20.0 million offset, in part, by increased gross margins of $22.6 million. The increases in our operating expense categories were due primarily to increased employee related costs as we continued to grow our business and the operating impact of our recent acquisitions, including the impact of increased intangible asset amortization expense. The increase in our gross margin was driven primarily by revenue increases in our Payments and Transactional Documents and Hosted Solutions segments.

In the first nine months of fiscal year 2014, we derived approximately 44% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region. We expect future revenue growth to be driven by our digital banking products, our legal spend management, financial messaging and Paymode-X solutions.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. We adopted this guidance effective July 1, 2013, and it did not have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued an accounting standards update which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for fiscal years beginning after December 15, 2013. We do not expect the adoption of this standard to significantly impact our consolidated financial statements.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Digital Banking Solutions and Hosted Solutions.

During fiscal years 2013 and 2014 we changed the internal reporting classification of certain operating lines. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented. The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended March 31,		Increase (Decrease) Between Periods 2014 Compared to 2013
	2014	2013
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$31,643	$31,242	$401	1.3
Digital Banking Solutions	15,907	16,659	(752)	(4.5)
Hosted Solutions	30,702	16,543	14,159	85.6

	$78,252	$64,444	$13,808	21.4

Segment measure of profit:
Payments and Transactional Documents	$9,229	$8,268	$961	11.6
Digital Banking Solutions	859	1,070	(211)	(19.7)
Hosted Solutions	4,126	1,434	2,692	187.7

Total measure of segment profit	$14,214	$10,772	$3,442	32.0

A reconciliation of the measure of segment profit to our GAAP loss for the three months ended March 31, 2014, and 2013, before the provision for income taxes, is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Total measure of segment profit	$14,214	$10,772
Less:
Amortization of intangible assets	(4,784)	(5,162)
Stock-based compensation expense	(6,225)	(4,591)
Acquisition and integration related expenses	(1,062)	(3,165)
Restructuring expense	(1,015)	(62)
Non cash pension expense	(87)	—
Add:
Gain on derivative instruments, net	—	482
Other expense, net	(3,573)	(3,134)

Loss before income taxes	$(2,532)	$(4,860)

Payments and Transactional Documents. The revenue increase for the three months ended March 31, 2014, was primarily attributable to revenue increases of $0.6 million in service and maintenance revenue and $0.7 million in subscriptions and transactions, each arising primarily in Europe, offset in part by a decrease in software revenue of $0.8 million within both Europe and the US. The revenue increases include a favorable effect of foreign exchange rates of $1.1 million primarily associated with the British Pound Sterling which appreciated against the US Dollar when compared to the same period in the prior fiscal year. The segment profit increase of $1.0 million for the three months ended March 31, 2014, was primarily attributable to the revenue increases described above and decreased operating expenses of $0.4 million as compared to the three months ended March 31, 2013. We expect revenue and profit for the Payments and Transactional Documents segment to increase during the remainder of fiscal year 2014 primarily as a result of increased adoption of our payments and document automation products to new and existing customers.

Digital Banking Solutions. Revenues from our Digital Banking Solutions segment decreased $0.8 million as compared to the same period in the prior fiscal year due to decreases in software license revenue of $0.7 million and service and maintenance revenues of $0.3 million partially offset by an increase in subscriptions and transactions revenue of $0.2 million. The decrease in services and maintenance revenue was primarily due to reduced professional services revenue from certain large banking projects accounted for on a percentage of completion basis. Segment profit decreased $0.2 million for the three months ended March 31, 2014 as compared to the same period in the prior fiscal year, due primarily to the revenue decreases described above, partially offset by decreased operating expenses of $0.2 million related to decreased headcount related expenses. We expect revenue for the Digital Banking Solutions segment to increase while segment profit will decrease during the remainder of the fiscal year as a result of our acquisition of Andera.

Hosted Solutions. Revenues from our Hosted Solutions segment increased $14.2 million as compared to the same period in the prior fiscal year due primarily to increased revenue contribution from our financial messaging solutions and to a lesser degree from increases in our legal spend management and our Paymode-X solutions. The increase in our financial messaging solutions revenue was principally due to the revenue contribution from our Sterci and Simplex acquisitions which occurred during the first quarter of fiscal 2014 and, to a lesser extent, an increase in revenue from our existing financial messaging business. Segment profit increased $2.7 million as compared to the same period in the prior fiscal year due to an increase in gross margin of $8.4 million primarily as a result of the increased revenue, which was offset in part by an increase in operating expenses of $5.7 million, due in large part to the operating expenses of our current year acquisitions. We expect revenue and profit for the Hosted Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from our legal spend management, financial messaging and Paymode-X solutions.

Revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods
	2014		2013		2014 Compared to 2013
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$35,095	44.9	$28,749	44.6	$6,346	22.1
Software licenses	5,543	7.1	7,048	10.9	(1,505)	(21.4)
Service and maintenance	35,873	45.8	26,809	41.6	9,064	33.8
Other	1,741	2.2	1,838	2.9	(97)	(5.3)

Total revenues	$78,252	100.0	$64,444	100.0	$13,808	21.4

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $6.3 million was due principally to the increase in revenue contribution from our financial messaging solutions of $3.8 million, our legal spend management solutions of $1.3 million, and to a lesser degree from revenue increases in our Paymode-X solution, our Payments and Transactional Documents segment and our Digital Banking Solutions segment. The increase in our financial messaging solutions revenue was primarily the result of our Sterci and Simplex acquisitions as well as growth in our existing financial messaging business. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of the revenue contribution from our Sterci, Simplex and Andera acquisitions and increased revenue in our legal spend management, Paymode-X and financial messaging solutions.

Software Licenses. Revenue from software licenses decreased $1.5 million in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily the result of decreased revenue in our Digital Banking Solutions segment of $0.7 million and Payments and Transactional Documents segment of $0.8 million. The decreases occurred in our document process automating offerings in the US as well as third party software products within the Digital Banking Solutions segment. We expect software license revenues to remain relatively consistent during the remainder of fiscal year 2014.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of increases in service and maintenance revenues from our European operations consisting of $8.8 million from our Hosted Solutions segment, primarily due to our Sterci and Simplex acquisitions and $0.7 million from our payments and document automation products partially offset by a decrease of $0.3 million in our Digital Banking Solutions segment related to the decrease in revenue contribution from a large banking project accounted for on a percentage of completion basis. We expect that service and maintenance revenues will increase during the remainder of the fiscal year principally as a result of our Sterci and Simplex acquisitions.

Other. Our other revenues consist principally of equipment and supplies sales which remained relatively minor components of our overall revenue. We expect that other revenues will remain relatively consistent during the remainder of 2014.

Cost of revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods
	2014		2013		2014 Compared to 2013
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$17,866	22.8	$16,851	26.2	$1,015	6.0
Software licenses	505	0.6	952	1.5	(447)	(47.0)
Service and maintenance	13,942	17.9	11,081	17.2	2,861	25.8
Other	1,278	1.6	1,383	2.1	(105)	(7.6)

Total cost of revenues	$33,591	42.9	$30,267	47.0	$3,324	11.0

Gross profit	$44,661	57.1	$34,177	53.0	$10,484	30.7

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 51% of subscriptions and transactions revenues in the three months ended March 31, 2014, as compared to 59% for the three months ended March 31, 2013, as a result of the increased revenue in our Hosted Solutions segment and a decrease in acquisition and integration related expenses. We expect that subscriptions and transactions costs will increase slightly as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year primarily due to our Andera acquisition.

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased to 9% of software licenses revenue in the three months ended March 31, 2014, compared to 14% in the same period of 2013. The decrease in software license costs was primarily due to lower costs of third party software in our Payments and Transactional Documents and Digital Banking Solutions segments. We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased slightly to 39% of service and maintenance revenues in the three months ended March 31, 2014, as compared to 41% of service and maintenance revenues in the three months ended March 31, 2013. The decreased costs as a percentage of revenue were primarily related to higher gross margins associated with our financial messaging, payment and transactional document and digital banking products. We expect that service and maintenance costs will increase slightly, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Other. Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products remained relatively consistent at 73% of other revenues in the three months ended March 31, 2014, as compared to 75% for the three months ended March 31, 2013. We expect that other costs will remain relatively consistent as a percentage of other revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended March 31,				Increase (decrease) Between Periods
	2014		2013		2014 Compared to 2013
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$19,433	24.8	$16,215	25.2	$3,218	19.8
Product development and engineering	10,685	13.7	8,454	13.1	2,231	26.4
General and administrative	8,718	11.1	6,554	10.2	2,164	33.0
Amortization of intangible assets	4,784	6.1	5,162	8.0	(378)	(7.3)

Total operating expenses	$43,620	55.7	$36,385	56.5	$7,235	19.9

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of an increase in employee and contract employee related costs of $2.4 million. In addition, we recognized approximately $0.5 million of sales and marketing related restructuring expenses during the three months ended March 31, 2014, due in part to our current year acquisitions. We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products, particularly Paymode-X, and as a result of our recent acquisitions.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 increased $2.2 million primarily as a result of a net increase in employee and contract employee related expenses and professional services expenses. We expect that product development and engineering expenses will remain relatively consistent for the remainder of the fiscal year as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our digital banking, Paymode-X and legal spend management solutions.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to increases in employee and contract employee related costs of $1.6 million, facilities related costs of $0.5 million and acquisition related expenses of $0.2 million. We expect that general and administrative expenses will remain relatively consistent for the remainder of the fiscal year.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. Amortization expense decreased to $4.8 million in the three months ended March 31, 2014, as compared to $5.2 million in the three months ended March 31, 2013, primarily due to a reduction in amortization expense associated with intangible assets arising from our acquisition of Sterci. We expect that total amortization expense for fiscal year 2014 will approximate $25.4 million.

Gain (loss) on Derivative Instruments, net

	Three Months Ended March 31,		Decrease Between Periods
	2014	2013	2014 Compared to 2013
	(in thousands)%
Gain on derivative instruments, net	$—	$482	$(482)	(100.0)

Gain (loss) on Derivative Instruments, net. During the three months ended March 31, 2013, we recorded income of $0.5 million related to changes in fair value of derivative instruments associated with our Notes. During the three months ended March 2014 our derivative instruments met the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement.

Other Income (Expense), Net

	Three Months Ended March 31,		Decrease Between Periods
	2014	2013	2014 Compared to 2013
	(in thousands)%
Interest income	$119	$157	$(38)	(24.2)
Interest expense	(3,577)	(3,402)	(175)	(5.1)
Other expense, net	(115)	111	(226)	(203.6)

Other income (expense), net	$(3,573)	$(3,134)	$(439)	(14.0)

Other Income (Expense), Net. For the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, interest income decreased slightly as a result of lower average cash balances in the quarter ended March 31, 2014. The increase in interest expense is due to interest expense related to our Notes issued in December 2012 and consisted of cash interest expense of $0.7 million, amortization of debt discount of $2.6 million and amortization of debt issuance costs of $0.3 million. We expect that interest expense will increase slightly as compared to fiscal year 2013 while the other individual components of other income and expense will continue to represent minor components of our overall operations during the remainder of fiscal year 2014.

Provision for Income Taxes

We recorded income tax expense of $1.8 million and an income tax benefit of $1.3 million for the three months ended March 31, 2014 and 2013, respectively. The income tax expense for the quarter ended March 31, 2014, was principally due to tax expense associated with our UK, Swiss and Australian operations. The tax benefit recorded for the quarter ended March 31, 2013, arose principally from our US operations offset in part by tax expense associated with our UK and Australian operations.

The excess of our effective tax rate over statutory rates is due to our inability to utilize UK foreign tax credits in the determination of US taxable income. This has the effect of taxing certain income twice, once in the UK and again in the US, which results in a higher overall effective tax rate (or a decrease in our overall US tax benefit).

Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013

Segment Information

The following tables represent our segment revenues and our segment measure of profit:

	Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2014	2013	2014 Compared to 2013
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$93,612	$88,742	$4,870	5.5
Digital Banking Solutions	49,134	51,139	(2,005)	(3.9)
Hosted Solutions	76,160	49,861	26,299	52.7

	$218,906	$189,742	$29,164	15.4

Segment measure of profit:
Payments and Transactional Documents	$27,954	$22,804	$5,150	22.6
Digital Banking Solutions	4,536	3,660	876	23.9
Hosted Solutions	5,497	5,186	311	6.0

Total measure of segment profit	$37,987	$31,650	$6,337	20.0

A reconciliation of the measure of segment profit to our GAAP loss for the nine months ended March 31, 2014 and 2013, before the provision for income taxes, is as follows:

	Nine Months Ended March 31,
	2014	2013
	(in thousands)
Total measure of segment profit	$37,987	$31,650
Less:
Amortization of intangible assets	(18,663)	(14,675)
Stock-based compensation expense	(16,792)	(13,532)
Acquisition and integration related expenses	(3,831)	(7,445)
Restructuring expense	(1,060)	(1,192)
Non cash pension expense	(238)	—
Add:
Loss on derivative instruments, net	—	(4,435)
Other expense, net	(11,004)	(3,673)

Loss before income taxes	$(13,601)	$(13,302)

Payments and Transactional Documents. The revenue increase of $4.9 million for the nine months ended March 31, 2014, was primarily attributable to increased service and maintenance revenue of $5.1 million primarily in our European operations and increased subscriptions and transactions revenue of $1.2 million and the favorable effect of foreign exchange rates of $0.6 million, partially offset by a decrease in software license revenue or $0.7 million and other revenue of $0.8 million. The segment profit increase of $5.2 million for the nine months ended March 31, 2014 arose from improved gross margins in North America and Europe and lower operating expenses of $0.6 million.

Digital Banking Solutions. Revenues from our Digital Banking Solutions segment decreased $2.0 million as compared to the same period in the prior fiscal year due to a decrease in subscriptions and transactions revenue of $0.9 million related to expected customer attrition in our commercial banking business, a decrease in software license revenue of $0.7 million as a result of lower third party software sales and a decrease in service revenue of $0.9 million as a result of a decrease in revenue contribution from a large banking project accounted for on a percentage of completion basis partially offset by an increase of $0.4 million in maintenance revenue. The profit increase of $0.9 million was primarily due to decreased operating expenses of $1.1 million. The decreased operating expenses are primarily the result of decreased product development expenses and, to a lesser extent, decreased sales and marketing expenses.

Hosted Solutions. Revenues from our Hosted Solutions segment increased $26.3 million as compared to the same period in the prior fiscal year due primarily to increased revenue contributions from our financial messaging solutions and, to a lesser extent, from revenue increases in our legal spend management and our Paymode-X solutions. The increase in our financial messaging solutions revenue was principally due to the revenue contribution from our Sterci and Simplex acquisitions which occurred during the first quarter of fiscal 2014 and, to a lesser extent, an increase in revenue from our existing financial messaging business. The segment profit increase of $0.3 million as compared to the same period in the prior year was primarily the result of increased gross margins of $13.6 million offset in part by an increase in operating expenses of $13.3 million primarily related to the operating expenses of our Sterci and Simplex acquisitions.

Revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods
	2014		2013		2014 Compared to 2013
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$101,489	46.4	$87,657	46.2	$13,832	15.8
Software licenses	15,744	7.2	17,216	9.1	(1,472)	(8.6)
Service and maintenance	96,564	44.1	78,999	41.6	17,565	22.2
Other	5,109	2.3	5,870	3.1	(761)	(13.0)

Total revenues	$218,906	100.0	$189,742	100.0	$29,164	15.4

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $13.8 million was due principally to the increased revenue from our Hosted Solutions segment of $13.5 million, which includes increased revenue from our legal spend management solution of $3.9 million, financial messaging solutions of $8.3 million, and, to a lesser extent, revenue increases from Paymode-X and our Payments and Transactional Documents segment, partially offset by the revenue decrease from our Digital Banking Solutions segment of $0.9 million arising principally from expected customer attrition in our commercial banking business. The increase in our financial messaging solutions was primarily attributable to our current year acquisitions of Sterci and Simplex.

Software Licenses. Software license revenues decreased $1.5 million for the nine months ended March 31, 2014, as compared to the prior year. The decrease was primarily due to decreased revenue from our Digital Banking Solutions segment of $0.7 million as a result of lower third party software sales and our Payments and Transactional Documents segment of $0.7 million within our healthcare and European offerings.

Service and Maintenance. The increase in service and maintenance revenues of $17.6 million was primarily the result of increased service and maintenance revenues from our financial messaging solutions of $13.0 million principally as a result of our Sterci and Simplex acquisitions and a $5.1 million increase in our Payments and Transactional Documents segment, partially offset by a decrease in our Digital Banking Solutions segment of $0.4 million.

Other. The slight decrease in other revenues was principally due to a decrease in revenue from our payments and transactional document products.

Cost of revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods
	2014		2013		2014 Compared to 2013
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$49,964	22.8	$47,075	24.8	$2,889	6.1
Software licenses	1,263	0.6	1,978	1.0	(715)	(36.1)
Service and maintenance	40,434	18.5	35,352	18.6	5,082	14.4
Other	3,789	1.7	4,445	2.4	(656)	(14.8)

Total cost of revenues	$95,450	43.6	$88,850	46.8	$6,600	7.4

Gross profit	$123,456	56.4	$100,892	53.2	$22,564	22.4

Subscriptions and Transactions. Subscriptions and transactions costs decreased to 49% of subscriptions and transactions revenues in the nine months ended March 31, 2014, as compared to 54% in the nine months ended March 31, 2013. The decrease in subscriptions and transactions costs as a percentage of revenue was due primarily to decreased costs in our Digital Banking Solutions segment related to the prior year integration and migration of our commercial banking customers and its hosted infrastructure and to a lesser extent improved margin percentages within our Hosted Solutions segment.

Software Licenses. Software license costs decreased to 8% of software license revenues in the nine months ended March 31, 2014 as compared to 11% in the same period of the prior year. The decrease in software license costs was primarily due to lower costs for third party software that accompanies certain of our Payment and Transactional Document and Digital Banking Solutions sales.

Service and Maintenance. Service and maintenance costs decreased slightly as a percentage of service and maintenance revenues to 42% in the nine months ended March 31, 2014, as compared to 45% for the nine months ended March 31, 2013. The decrease in service and maintenance costs as a percentage of revenue was primarily a result of improved margins in our Digital Banking Solutions and Payments and Transactional Documents segments.

Other. Other cost of revenues remained consistent as a percentage of other revenue in the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.

Operating Expenses

	Nine Months Ended March 31,				Increase Between Periods
	2014		2013		2014 Compared to 2013
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$53,699	24.5	$46,643	24.6	$7,056	15.1
Product development and engineering	28,363	13.0	25,186	13.3	3,177	12.6
General and administrative	25,328	11.6	19,582	10.3	5,746	29.3
Amortization of intangible assets	18,663	8.5	14,675	7.7	3,988	27.2

Total operating expenses	$126,053	57.6	$106,086	55.9	$19,967	18.8

Sales and Marketing. Sales and marketing expenses increased $7.1 million in the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013, as a result of an increase in employee and contract employee related costs of $6.4 million, primarily due to the impact of our current year acquisitions, increased promotional costs of $0.5 million and increased travel related expenses of $0.3 million.

Product Development and Engineering. The increase in product development and engineering expenses of $3.2 million was primarily attributable to a net increase in employee and contract employee and professional services related costs of $2.6 million.

General and Administrative. The increase in general and administrative expenses of $5.7 million was principally attributable to an increase in employee and contract employee related costs of $3.9 million, acquisition related costs of $1.3 million and facilities related expense of $1.1 million.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013, occurred as a result of increased expense from intangible assets associated with our recent acquisitions.

Gain (loss) on Derivative Instruments, net

	Nine Months Ended March 31,		Increase Between Periods
	2014	2013	2014 Compared to 2013
	(in thousands)%
Gain (loss) on derivative instruments, net	$—	$(4,435)	$4,435	100.0

Loss on Derivative Instruments, net. During the nine months ended March 31, 2013, we recorded a net loss of $4.4 million related to changes in fair value of derivative instruments associated with our Notes. During the nine months ended March 31, 2014, our derivative instruments met the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement.

Other Expense, Net

	Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2014	2013	2014 Compared to 2013
	(in thousands)%
Interest income	$536	$435	$101	23.2
Interest expense	(10,606)	(4,106)	(6,500)	(158.3)
Other expense, net	(934)	(2)	(932)	(46600.0)

Other expense, net	$(11,004)	$(3,673)	$(7,331)	(199.6)

Other Expense, Net. For the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013, interest income increased slightly as a result of increased cash balances. Interest expense increased significantly as a result of a full nine months of interest expense related to our Notes issued in December 2012 and consisted of cash interest expense of $2.1 million, amortization of debt discount of $7.6 million and amortization of debt issuance costs of $0.9 million. The increase in other expense is the result of an increase in foreign exchange losses in the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013. We expect interest income and other expense, net to remain minor components of our overall operations.

Provision for Income Taxes

We recorded income tax expense of $4.0 million and an income tax benefit of $2.7 million for the nine months ended March 31, 2014 and 2013, respectively. The tax expense recorded for the nine months ending March 31, 2014, was principally due to tax expense associated with our US, UK and Australian operations, which was offset in part by a tax benefit associated with our Swiss operations. The tax benefit recorded for the nine months ending March 31, 2013, arose principally from our US operations, offset in part by tax expense associated with our UK and Australian operations.

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

In the nine months ended March 31, 2014 we spent $111.3 million to acquire businesses and assets, net of cash acquired. Additionally, on April 3, 2014, we acquired Andera for a cash payment of approximately $44.5 million in cash ($4.5 million of which will be held in escrow from 12 months from the closing of the merger as a source for the satisfaction of indemnification obligations owed to us) and approximately 102,000 shares of our common stock.

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the nine months ended March 31, 2014 and 2013 are summarized in the tables below:

	March 31,	June 30,
	2014	2013
	(in thousands)
Cash and cash equivalents	$202,344	$283,552
Marketable securities	$22,444	$9,525
Long-term debt(1)	$146,173	$138,582

(1)	Our long-term debt as of March 31, 2014, and June 30, 2013, consists of our convertible notes. The convertible notes are shown on our Consolidated Balance Sheet at a carrying value of $146.2 million at March 31, 2014, and $138.6 million at June 30, 2013, which represents the principal balance of $189.8 million less unamortized discount of $43.6 million and $51.2 million, respectively.

	Nine Months Ended March 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$40,351	$30,347
Cash used in investing activities	(133,494)	(40,924)
Cash provided by financing activities	5,482	171,257
Effect of exchange rates on cash	6,453	(1,508)

Cash, cash equivalents and marketable securities. At March 31, 2014, our cash and cash equivalents of $202.3 million consisted primarily of cash deposits held at major banks and money market funds. The $81.2 million decrease in cash and cash equivalents at March 31, 2014 from June 30, 2013, was primarily due to net cash used to acquire businesses and assets of $111.3 million, cash used for the purchase of available for sale securities of $22.2 million and cash used to purchase property and equipment of $9.1 million, partially offset by cash generated from operations of $40.4 million, proceeds from the sale of available for sale securities of $9.1 million, cash generated from the exercise of employee stock options and our employee stock purchase plan of $4.9 million and the favorable effect of exchange rates on cash of $6.5 million.

At March 31, 2014, our marketable securities of $22.4 million consisted primarily of US treasury notes, residential mortgage-backed securities, and U.S. corporate debt securities.

Cash, cash equivalents and marketable securities included $55.0 million held by our foreign subsidiaries as of March 31, 2014, of which $49.8 million would be subject to US tax rates if we sought to use those amounts to fund domestic operations. Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Increases in the foreign currency exchange rates of the British Pound, Swiss Franc, European Euro, and Australian Dollar to the US Dollar increased our overall cash balances by approximately $6.4 million in the nine months ended March 31, 2014. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

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

Operating Activities. Cash generated from operating activities primarily relates to our net income or loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $10.0 million in the nine months ended March 31, 2014 versus the same period of the prior year. The increase was primarily the result of an increase in cash provided by deferred revenue of $9.4 million and a decrease in cash used for accrued expenses of $2.5 million offset in part by a decrease in cash provided by accounts receivable of $5.9 million and an increase in cash used for prepaid expenses of $2.4 million.

At March 31, 2014, we had US net operating loss carryforwards of $85.3 million, which expire at various times through year 2034 and foreign net operating loss carryforwards of $14.1 million, primarily in Europe, which have no statutory expiration date. We also have approximately $4.0 million of research and development tax credit carryforwards available which expire at various points through year 2034. Our net operating loss and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At March 31, 2014, a portion of the deferred tax assets associated with our US and European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. During the nine months ended March 31, 2014, we completed three business acquisitions using cash (net of cash acquired) of $110.1 million. We also paid $1.2 million to broaden our on-going rights to a patent we own. The increase in net cash used in investing activities for the nine months ended March 31, 2014, versus the same quarter of the prior fiscal year was primarily due to the $111.3 million in cash used to fund current year business and asset acquisitions as compared to the $33.3 million of cash we used during the same period of the prior fiscal year and cash used to purchase marketable securities of $13.2 million, net of cash received from the sale of marketable securities.

Financing Activities. The decrease in cash provided by financing activities for the nine months ended March 31, 2014, as compared to the same period of the prior year was predominantly due to the absence of net cash inflows related to our convertible notes, hedges and warrants issued in December 2012.

Off-Balance Sheet Arrangements

During the nine months ended March 31, 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of March 31, 2014:

	Payment Due by Fiscal Year
	2014	2015-2016	2017-2018	Thereafter	Total
	(in thousands)
Long-term debt:
Principal payment	$—	$—	$189,750	$—	$189,750
Interest payments	1,423	5,693	4,269	—	11,385
Operating leases	1,108	8,449	7,937	18,197	35,691
Purchase commitments	2,035	7,157	1,142	—	10,334

Total contractual obligations	$4,566	$21,299	$203,098	$18,197	$247,160

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contract that we can cancel without a significant penalty are not included in the table above. Also excluded from the table is our estimate of unrecognized tax benefits, for which cash settlement may be required, in the amount of $1.4 million. These amounts have been excluded because, as of March 31, 2014, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

At March 31, 2014, we were still in the process of integrating our overall systems of internal control over financial reporting of SF2I SA (Sterci) and Simplex GTP Limited, which we acquired during the nine months then ended.

Except as noted above, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require disclosure in, our financial statements.

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

Risks Related To Our Business

Acquisitions could disrupt our business and harm our financial condition

Part of our operating strategy is to identify and pursue strategic acquisitions that can expand our geographical footprint or complement our existing product functionality. In January 2014, we acquired Rationalwave Analytics, Inc., a predictive analytics technology company. In September 2013, we acquired Simplex GTP Limited (Simplex) and in August 2013, we acquired SF2I SA (Sterci), each a leading provider of financial messaging solutions utilizing the SWIFT global messaging network. In February 2013, we acquired Prilos AG, a long-time reseller of our document automation products in the German marketplace. In October 2012, we acquired the assets of 5280 Dynamic Solutions LLC, a US-based software company. In September 2012, we acquired Albany Software, Ltd., a UK-based software company. We may in the future acquire or make investments in other businesses, products or technologies. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

We review our intangible assets periodically for impairment. At March 31, 2014, the carrying value of our goodwill and our other intangible assets was approximately $182 million and $149 million, respectively. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2013 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these intangible assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom, continental Europe and the Asia-Pacific region. During the nine months ended March 31, 2014, approximately 44% of our revenues and 39% of our operating expenses were attributable to customers or operations located outside of North America. During the twelve months ended June 30, 2013 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased slightly. Future appreciation of the US Dollar against the British Pound Sterling, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses.

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

We continue to make significant investments in existing products and new product offerings, which can adversely affect our operating results; these investments may not be successful

We operate in a highly competitive and rapidly evolving technology environment and believe that it is important to enhance our existing product offerings as well as to develop new product offerings to meet strategic opportunities as they evolve. Our operating results have recently been affected by increases in product development expenses as we have continued to make investments in our hosted, digital banking and accounts payable automation products. We may at any time, based on product needs or marketplace demands, decide to significantly increase our product development expenditures. We expect to continue to make significant investments in our Paymode-X, legal spend management, and our digital banking products for the remainder of fiscal year 2014 and beyond. Investments in existing products and new product offerings can have a negative impact on our operating results and any new product enhancement or offering may not be accepted in the marketplace or generate material revenues.

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

Large and complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, generally delay the timing of our revenue recognition and, in the short-term, may adversely affect our operating results, financial condition and the market price of our stock

Large and complex customer contracts, particularly in our Digital Banking Solutions segment, generally delay the timing of our revenue recognition. These arrangements require significant implementation work, product customization and modification, systems integration and user acceptance testing. This results in the recognition of revenue over the period of project completion which normally spans several quarters. Delays in revenue recognition on these contracts, including delays that result from customer decisions to halt or slow down a long-term project due to their own staffing or other challenges, could adversely affect our operating results, financial condition and the market price of our common stock. Additionally, large bank and financial institution customer opportunities are very competitive and take significant time and effort to consummate. When competing for these customer opportunities, we face greater sales costs, longer sales cycles and less predictability with respect to these orders than with orders in other areas of our business. If we are unable to continue to generate new large orders on a regular basis, our business operating results and financial condition could be adversely affected.

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

Certain derivative instruments issued in connection with the Notes were classified within stockholder’s equity at March 31, 2014. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

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

Our level of indebtedness may limit our financial flexibility

At March 31, 2014 we had total consolidated indebtedness of approximately $189.8 million and unrestricted cash and marketable securities of $202.3 million and $22.4 million respectively. Our level of indebtedness affects our operations in several ways, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
January 1, 2014—January 31, 2014	—	$—	—	$16,562,000
February 1, 2014—February 28, 2014	—	$—	—	$16,562,000
March 1, 2014—March 31, 2014	—	$—	—	$16,562,000

Total	—	$—	—	$16,562,000

(1)	In May 2012, our board of directors authorized a repurchase program for up to $20.0 million of our common stock. This repurchase program replaces the program that had been in place since April 2008.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: May 9, 2014	By:	/S/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporate by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filer Date	Filed Herewith

10.1	Amendment dated November 14, 2013 to Letter Agreement dated November 18, 2010 with Joseph L. Mullen					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Presentation Linkbase Document					X

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.