Form 10-K
period 2014-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2014-08-28
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2013 was $1,371,652,398 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

There were 39,522,245 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 20, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Executive Officers and Other Key Employees of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2014, a definitive proxy statement for our 2014 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

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

Our Company

We provide cloud-based payment, invoice and digital banking solutions to banks, corporations, insurance companies and financial institutions around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, cash management, invoice receipt and approval, collections, risk mitigation, document management, reporting and document archive. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. We regularly look for opportunities to expand our product set and enter new markets. A substantial portion of our offerings, and almost all of our newer offerings, are being sold as SaaS-based solutions and paid for on a subscription and transaction basis.

We offer hosted and on-premise solutions that banks use to provide cash management and treasury capabilities to their business customers, as well as solutions that banks and credit unions use to facilitate online account opening. We offer financial messaging solutions for banks and corporations around the world, via solutions that leverage the SWIFT global messaging network. We offer legal spend management solutions that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. We operate a cloud-based network that facilitates the exchange of electronic payments and invoices between businesses and their suppliers. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents, while our healthcare customers use our solutions to streamline patient, revenue and financial processes. Our document automation solutions are used by organizations of all types to automate paper-intensive processes for the generation of transactional and supply chain documents.

Our solutions are designed to complement, leverage and extend our customers’ existing information systems, accounting applications and banking relationships so that they can be deployed quickly and efficiently. To help our customers receive the maximum value from our products and meet their specific business requirements, we also provide professional services for installation, training, consulting and product enhancement.

Bottomline was originally organized as a New Hampshire corporation in 1989 and was reincorporated as a Delaware corporation in August 1997. We maintain our corporate headquarters in Portsmouth, New Hampshire and our international headquarters in Reading, England. We maintain a website at www.bottomline.com. Our website includes links to our Code of Business Conduct and Ethics, and the charters of our Audit Committee, Leadership Development and Compensation Committee, and Nominations and Corporate Governance Committee. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

Unless the context requires otherwise, references to we, us, our, Bottomline and the Company refer to Bottomline Technologies (de), Inc. and its subsidiaries.

Our Strategy

Our objective is to be the leading global provider of business-to-business payment, invoice and document automation software solutions and services. Key elements of our strategy include the following:

•	developing innovative new technologies that will allow us to broaden our market footprint, enhance our competitive position in our current markets and capitalize on new market opportunities;

•	delivering an increasingly broad set of solutions via the ‘cloud’ to provide ease of deployment and efficiency for our customers and increased recurring revenue to us;

•	providing solutions which enable banks of all sizes to offer their business customers leading cash management and treasury capabilities;

•	continuing to add customers and functionality to our growing Paymode-X and legal spend management networks;

•	attracting and retaining exceptional technical, industry and management talent who have experience in our markets and the capability to grow our business;

•	continuing to develop and broaden strategic relationships that enhance our global position; and

•	pursuing strategic acquisitions that expand our geographical footprint, market share or extend our product functionality.

Our Products and Services

Digital Banking

We offer payments, cash management and online banking solutions to financial institutions, including banks and credit unions. Our hosted and on-premise digital banking solutions enable banks of all sizes to offer their customers a host of capabilities including ACH and BACS payments, wires, international payments, check production, online account opening and onboarding, balance and information reporting and other features that facilitate enterprise-wide cash management and interaction with their business customers. Our solutions, which we continue to develop and enhance, allow our bank customers to compete across a full range of client segments from small business to multi-nationals. These solutions feature an intuitive user interface designed to simplify all aspects of cash management for customers of all sizes and sophistication, through both browser-based and mobile channels.

Legal Spend Management

Our hosted legal spend management solutions integrate with claims management and time and billing systems to automate legal invoice management processes and to provide insight into all areas of a company’s outside legal spend. The combination of automated invoice routing and a sophisticated rules engine allows corporate legal and insurance claims departments to create more efficient processes for managing invoices generated by outside law firms and other service providers, while offering insight into important legal spend factors including expense monitoring and outside counsel performance. We are continuing to expand the capabilities of these offerings to facilitate the retention, management and budgeting of business litigation.

Settlement Network Solution

Paymode-X is a leading business-to-business electronic settlement network. This hosted solution accelerates corporations’ transition from paper to electronic transactions, helping them streamline processes, reduce costs and optimize working capital. With more than 270,000 enrolled vendors, new Paymode-X customers normally gain immediate benefits because many of their suppliers are already part of the Paymode-X network. Paymode-X functionality, which we continue to enhance, includes electronic payments, online access to purchase orders, invoices, remittance detail, comprehensive workflow, and turnkey vendor enrollment and support.

Financial Messaging Solutions

Our financial messaging solutions leverage the SWIFT global messaging network to allow corporations to exchange financial information including payment instructions, cash reporting and other messages related to financial transactions with their banks and counterparties around the world. Our market position was enhanced in fiscal year 2014 with our acquisitions of Sterci and Simplex, and we continue to develop enhancements to our solutions to further grow our market share. Our cloud-based financial messaging solutions allow banks and corporations to achieve lower costs, rapid implementation, greater security and improved risk management while avoiding costly internal infrastructure.

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

Our Customers

Our customers are in diverse industries including financial services, insurance, healthcare, technology, retail, communications, education, media, manufacturing and government. We provide our products and services to approximately 60 of the Fortune 100 companies and approximately 85 of the FTSE (Financial Times) 100 companies. Our customers include leading organizations such as Bank of America Merrill Lynch, BBVA Compass, British Airways, Cigna Corporation, Franklin Templeton, Fidelity, Lloyds Bank, Capital One, Deere and Company, Target Corporation, Johnson Controls, Inc., State Farm Insurance, Vodafone and Zurich American Insurance Company.

Our Competition

The markets in which we participate are highly competitive. We believe our ability to compete depends on factors within and beyond our control, including:

•	our ability to develop new, innovative technology solutions that meet the evolving needs of our customers and the shifting dynamics of the markets we participate in;

•	our ability to attract and retain employees with the requisite domain knowledge and technical skill set necessary to develop and support our products;

•	the performance, reliability, features, ease of use and price of our offerings as compared to competitor alternatives;

•	our industry knowledge and expertise;

•	the execution of our sales and services organizations; and

•	the timing and market acceptance of new products as well as enhancements to existing products, by us and by our current and future competitors.

For digital banking solutions, we primarily compete with companies such as ACI Worldwide, Clear2Pay, Fiserv, FIS, SAP AG, Fundtech, Q2, Inc., Infosys Technologies, MeridianLink, NCR and Polaris Software that offer a wide range of financial services, including electronic banking applications. We also encounter competition to a lesser degree from Dovetail Software, CoCoNet and Oracle Financial Services Software (i-flex), as well as companies that provide traditional treasury workstation solutions.

For our legal spend management solutions, we compete with a number of companies, including Serengeti Law, DataCert, CT TyMetrix, LexisNexis CounselLink, Mitratech, Legal Solutions Group and Computer Sciences Corporation (CSC).

For our Paymode-X solution, our competitors include SunGard and AvidXchange in addition to ACH capabilities offered by banks.

For our financial messaging solutions, we compete with Fundtech, Eastnets, SunGard and SWIFT.

For our healthcare solutions, we compete with FormFast, Standard Register, iMedConsent and Access.

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

Our Operating Segments

Operating segments are the components of our business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our operating segments are generally organized by the type of product or service offered and by geography.

In recent years, we changed the internal reporting classification of certain operating lines. To ensure a consistent presentation, these changes are reflected for all periods presented.

Similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also incorporates our healthcare products and our payments automation software for direct debit and receivables management and provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with the aforementioned products and services is typically recorded upon delivery. This segment also incorporates our check printing solutions in Europe as well as certain other solutions that are licensed on a subscription basis, revenue for which is typically recorded on a subscription or transaction basis or ratably over the expected life of the customer relationship.

Hosted Solutions. Our Hosted Solutions segment provides customers predominately with SaaS technology offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment incorporates our global financial messaging solutions, including the operating results of our recent acquisitions of Sterci and Simplex. While a portion of Sterci’s legacy product was sold as an on-premise solution, our focus going forward is predominately on promoting our SaaS offerings. This segment also includes our Paymode-X solution. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

Digital Banking. Our Digital Banking segment provides solutions that are specifically designed for banking and financial institution customers. Our cloud-based commercial banking products, including our online account opening solutions that we acquired through our acquisition of Andera, are focused predominantly on medium-sized and small banks and financial institutions, and revenue for these products is typically recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship. Our customized banking solutions typically involve longer implementation periods and a significant level of professional services. Due to the customized nature of these products, revenue is generally recognized over the period of project performance on a percentage of completion basis. Periodically, we license these solutions on a subscription basis which has the effect of contributing to recurring revenue and the revenue predictability of future periods, but which also delays revenue recognition over a period that is longer than the period of project performance.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses

(including acquisition related contingent consideration), amortization of intangible assets, impairment losses on equity investments, restructuring related charges, non-cash pension expenses and certain non-cash items related to our convertible notes. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments at predetermined rates that are established as a percentage of the segment’s budgeted revenues.

We do not track or assign our assets by operating segment.

The following represents a summary of our reportable segments.

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$125,456	$120,590	$108,248
Hosted Solutions	107,360	67,504	58,548
Digital Banking	67,769	66,680	57,488

	$300,585	$254,774	$224,284

Segment measure of profit:
Payments and Transactional Documents	$36,249	$31,569	$26,097
Hosted Solutions	9,829	7,282	6,073
Digital Banking	6,772	3,799	8,207

Total measure of segment profit	$52,850	$42,650	$40,377

A reconciliation of the measure of segment profit to our GAAP operating (loss) income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Total measure of segment profit	$52,850	$42,650	$40,377
Less:
Amortization of intangible assets	(26,242)	(19,549)	(15,753)
Stock-based compensation expense	(22,821)	(18,031)	(13,768)
Acquisition and integration related expenses	(4,563)	(10,827)	(1,987)
Restructuring expense	(1,371)	(1,179)	(1,609)
Non-cash pension expense	(331)	—	—
Loss on derivative instruments, net	—	(4,435)	—
Other income (expense), net	(14,544)	(6,922)	41

(Loss) income before income taxes	$(17,022)	$(18,293)	$7,301

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

	Fiscal Year Ended June 30,
	2014		2013		2012
	(in thousands)
United States	$171,641	57.1%	$167,368	65.7%	$152,358	67.9%
United Kingdom	96,719	32.2%	79,774	31.3%	64,680	28.8%
Continental Europe	29,047	9.7%	4,311	1.7%	3,954	1.8%
Asia-Pacific	3,178	1.0%	3,321	1.3%	3,292	1.5%

Total revenues from unaffiliated customers	$300,585	100.0%	$254,774	100.0%	$224,284	100.0%

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	Fiscal Year Ended June 30,
	2014	2013
	(in thousands)
Long-lived assets:
United States	$36,856	$31,068
United Kingdom	6,611	3,602
Continental Europe	3,224	24
Asia-Pacific	157	119

Total long-lived assets	$46,848	$34,813

A significant percentage of our revenues are generated by our international operations and our future growth rates and success are in part dependent on continued growth and success in international markets. As is the case with most international operations, the success and profitability of these operations is subject to numerous risks and uncertainties including exchange rate fluctuations. We do not currently hedge against exchange rate fluctuations. A number of other factors could also have a negative effect on our business and results from operations outside the US, including different regulatory and industry standards and certification requirements, reduced protection for intellectual property rights in some countries, import or export licensing requirements, the complexities of foreign tax jurisdictions and difficulties and costs of staffing and managing our foreign operations.

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

Product Development and Engineering

Our product development and engineering organization includes employees as well as strategic development partners who provide a flexible supplement to our internal resources. We have three primary development groups: product design and user experience, software engineering, and quality assurance. We expensed $39.7 million, $33.0 million, and $28.7 million in product development and engineering costs in fiscal years 2014, 2013 and 2012, respectively.

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

Backlog

At the end of fiscal year 2014, our backlog was $147.2 million, including deferred revenues of $82.6 million. At the end of fiscal year 2013, our backlog was $121.3 million, including deferred revenues of $56.3 million. We do not believe that backlog is a meaningful indicator of sales that can be expected for any future period, and there can be no assurance that backlog at any point in time will translate into revenue in any specific subsequent period.

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our technology and products. During the fiscal year ended June 30, 2014, we added five newly issued patents to our portfolio. In total, we currently hold 27 US patents and, with more than 25 applications pending before the US Patent and Trademark Office, we expect to receive others. Two of our patents expire in 2015, after which the earliest year of expiration of any of our remaining patents is 2019.

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

Government Regulation

Our US based banking and financial institution customers are typically regulated by the Federal Financial Institutions Examination Council (FFIEC) or one or more of their member agencies which include the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the National Credit Union Association. Our non US based banking and financial institution customers are normally subject to a similar regulatory oversight in their country of domicile. We are subject to periodic examination by the FFIEC in our capacity as a technical service provider, during which our operating practices are risk-assessed and compared against applicable laws and regulations. If we, as part of such an examination, were to receive a sufficiently unfavorable review from the FFIEC, our customers may be advised by the regulators to reassess their commercial relationships with us, including the continued use of our products.

Each of our operating segments provides services or products that may be subject to various federal, state or foreign laws or regulations, particularly in the area of data security and privacy. These laws and regulations govern the collection, processing, storage, use and disclosure of personal information as well as notification requirements in the event of security breaches. The legal and regulatory framework in these areas is complex and continually evolving, particularly with respect to data security, payment technology and payment methodologies. We may become subject to new or increased regulation in the future, and the cost of complying with current or future regulatory requirements could exceed our estimates. Our products and services must be designed to work effectively within this legal framework.

Employees

As of June 30, 2014, we had approximately 1,300 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that employee relationships are good. Our future success will depend in part on our continued ability to attract, retain and motivate highly qualified technical and managerial personnel in a highly competitive market.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before making an investment decision involving our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also impact our business operations.

If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock.

Risks Related To Owning Our Common Stock

Our common stock has experienced and may continue to undergo significant market price fluctuations

The market price of our common stock has experienced and may continue to experience significant fluctuations due to a variety of factors, including:

•	general and industry-specific business, economic and market conditions;

•	changes in or our failure to meet analysts’ or investors’ estimates or expectations;

•	actual or anticipated fluctuations in our operating results;

•	public announcements concerning us, our competitors or our industry;

•	acquisitions, divestitures, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	adverse developments in patent or other proprietary rights; and

•	announcements of technological innovations by our competitors.

If our operating results are below analyst or investor expectations or if our revenues are below anticipated levels, the market price of our common stock could be adversely affected

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels which can be difficult to predict. A decline in revenues without a corresponding and timely slowdown in expense growth could adversely affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

Quarterly or annual operating results that are below the expectations of public market analysts could adversely affect the market price of our common stock. Factors that could cause fluctuations in our operating results include:

•	a change in customer demand for our products, which is highly dependent on our ability to continue to offer innovative technology solutions in very competitive markets;

•	overall economic conditions, which may affect our customers’ and potential customers’ budgets for information technology expenditures;

•	the timing of customer orders;

•	the timing of product implementations, which are highly dependent on customers’ resources and discretion;

•	the incurrence of costs relating to the integration of software products and operations in connection with acquisitions of technologies or businesses; and

•	the timing and market acceptance of new products or product enhancements by either us or our competitors.

Our mix of products and services could have a significant effect on our results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software revenues generally yield significantly higher gross margins than do our subscriptions and transactions, service and maintenance and other revenue streams. If software license revenues or our recurring revenues were to significantly decline in any future period, or if the mix of our products and services in any given period did not match our expectations, our results of operations and the market price of our common stock could be significantly adversely affected.

Risks Related To Our Business

The markets in which we compete are extremely competitive and we may not be able to compete effectively

The markets in which we compete are intensely competitive and characterized by rapid technological change. There is no assurance that we will be able to maintain our current market share or our customer base.

We compete with a wide range of companies ranging from small start-up enterprises with limited resources, which compete principally on the basis of technology features or specific customer relationships, to large companies which can leverage significantly larger customer bases and greater financial resources. Many of our competitors have longer operating histories, significantly greater financial, technical, and sales and marketing resources, greater brand recognition and a larger installed customer base than we do. We anticipate that the markets in which we compete will continue to attract new competitors and new technologies and we may not be able to compete successfully with them.

To compete successfully, we need to maintain a successful research and development function. If we fail to enhance our current products and develop new, innovative solutions or if we fail to bring new solutions to market quickly enough, our products could become less competitive or obsolete.

We continue to make significant investments in our existing products and our new product offerings, which may adversely affect our operating results; these investments may not be successful

Given the highly competitive and rapidly evolving technology environment we operate within, we believe that it is important to constantly enhance our existing product offerings as well as to develop new product offerings to meet strategic opportunities as they evolve. This includes developing and enhancing our products to include what we believe is necessary to meet the future needs of our customers.

Our operating results have recently been affected by increases in product development expenses as we have continued to make investments in a number of our products, particularly our SaaS platforms, and as we have funded new product development based on market opportunities. We expect to continue to make these investments and we may at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products.

Investments in existing products and new product offerings can have a negative impact on our operating results and any new product enhancement or offering may not be accepted in the marketplace or generate material revenues for us.

Acquisitions could disrupt our business and harm our financial condition

An active acquisition program is an important element of our corporate strategy. We have been a highly acquisitive company and we expect to continue to make acquisitions in the future. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	entrance into markets and operating geographies in which we have no or limited prior experience or knowledge;

•

failure to realize anticipated revenue increases for any number of reasons, including if a larger than expected number of acquired customers decline to renew software maintenance contracts or subscription based contracts, if we are unsuccessful in selling the acquired products to our customer base or if the acquired contract terms do not permit us to recognize revenue on a timely basis;

•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention or relocation expenses may be higher than expected;

•	write offs related to existing or acquired assets such as deferred tax assets, goodwill or other intangible assets;

•	inability to retain key personnel of the acquired company;

•

inadequacy of existing operating, financial and management information systems to support the combined organization, including the difficulty in integrating an acquired company’s accounting, financial reporting and other administrative systems to permit effective management;

•	difficulties implementing controls, procedures and policies appropriate for a public company at companies that prior to the acquisition may have lacked such controls, policies and procedures;

•

in the case of foreign acquisitions, challenges integrating operations across different cultures and languages and addressing the particular regulatory, economic, currency and political risks associated with different countries or regions;

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

The carrying value of our intangible assets, including goodwill, represents a significant portion of our total assets. While we reviewed our goodwill and our other intangible assets during the fourth quarter of fiscal year 2014 and concluded that there was no impairment, we could be subject to future impairment charges with respect to these assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

Weakness or deterioration in domestic and global economic conditions could have a significant adverse impact on our business, financial condition and operating results

Our business, financial condition and operating results are significantly affected by general economic conditions. The US and global economies have experienced deterioration in the recent past and prospects for sustained economic recovery remain uncertain. Prolonged economic weakness or any further downturn in the US and global economies could result in a variety of risks to our business, including:

•	increased volatility in our stock price;

•	increased volatility in foreign currency exchange rates;

•

delays in, or curtailment of, purchasing decisions by our customers or potential customers either as a result of continuing economic uncertainty or as a result of their inability to access the liquidity necessary to engage in purchasing initiatives;

•	pricing pressures for our products and services, including reductions in the duration or renewal rates for our subscription contracts and software maintenance contracts;

•	increased credit risk associated with our customers or potential customers, particularly those that may operate in industries or geographic regions most affected by the economic downturn; and

•	impairment of our goodwill or other assets.

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

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations and our future growth rates and success are in part dependent on our continued growth and success in international markets. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	currency exchange rate fluctuations, particularly with the British Pound Sterling, the Swiss Franc and the European Euro;

•	difficulties and costs of staffing and managing foreign operations;

•	differing regulatory and industry standards and certification requirements;

•	the complexities of tax laws in foreign jurisdictions;

•	reduced protection for intellectual property rights in some countries; and

•	import or export licensing requirements.

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom, continental Europe and the Asia-Pacific region. During the twelve months ended June 30, 2014, approximately 44% of our revenues and 38% of our operating expenses were attributable to customers or operations located outside of North America. During the twelve months ended June 30, 2014 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased slightly. Future appreciation of the US Dollar against the British Pound Sterling, Swiss Franc, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses.

We may have larger than anticipated tax liabilities

The determination of our provision for income taxes requires significant judgment and estimation and there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to tax in multiple US and foreign tax jurisdictions and the determination of our tax liability is always subject to audit and review by the applicable domestic or foreign taxing authority. In light of fiscal challenges in US federal and state governments and in many international locations, taxing authorities are increasingly focused on ways to increase revenues which may make resolving tax disputes more difficult. While we have established tax reserves using assumptions and estimates that we believe to be reasonable, these reserves may prove insufficient in the event that a taxing authority asserts a tax position that is contrary to our position.

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

•

our ability to demonstrate the value of our solutions as compared to solutions from other vendors such as enterprise resource planning software vendors that offer a broader enterprise application solution, and

•	our ability to introduce enhancements to meet the market’s evolving needs for secure payments and cash management solutions.

Our future financial results will be affected by our success in selling our products in a subscription revenue model, which carries with it certain risks

A substantial portion of our revenues and profitability were historically generated from perpetual software license revenues; however, we are offering a growing number of our products under a subscription based revenue model. We believe a subscription based revenue model has certain advantages over a perpetual license model, including better predictability of revenue; however, it also presents a number of risks to us, including the following:

•	arrangements entered into on a subscription basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant;

•

subscription based revenue arrangements often include specific performance requirements or service levels that we may be unable to consistently achieve, subjecting us to penalties or other costs. Further, a material breach by us, such as a persistent failure to achieve required service levels, might permit the customer to exit the contract prior to its expiration, without additional compensation to us;

•

customer retention is critical to our future growth rates. Customers in a subscription arrangement may elect not to renew their contract upon expiration, or they may attempt to renegotiate pricing or other contractual terms at the point of (or prior to) renewal on terms that are less favorable to us; and

•	there is no assurance that the solutions we offer on a subscription basis, including new revenue models that we may introduce, will receive broad marketplace acceptance.

Because we recognize subscription revenue from our customers over the term of their agreements, downturns or upturns in sales of our subscription based offerings will not be immediately reflected in our operating results and may adversely affect revenue in the future

We recognize subscription revenue over the term of our customer agreements. As a result, most of our subscription revenue arises from agreements entered into during previous periods. A shortfall in orders for our subscription based solutions in any one period would most likely not significantly reduce our subscription revenue for that period, but could adversely affect revenue in future periods. In addition, we may be unable to quickly reduce our cost structure in response to a decrease in these orders. Accordingly, the effect of downturns in sales of our subscription based solutions will not be fully reflected in our operating results until future periods. A subscription revenue model also makes it difficult for us to rapidly increase our revenue through additional subscription sales in any one period, as revenue is generally recognized over the applicable customer term.

Large and complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, delay the timing of our revenue recognition and, in the short-term, may adversely affect our operating results, financial condition and the market price of our stock

Large and complex customer contracts, particularly in our Digital Banking segment, delay the timing of our revenue recognition. These arrangements require significant implementation work, product customization and modification, systems integration and user acceptance testing. This results in the recognition of revenue over the period of project completion which normally spans several quarters. Delays in revenue recognition on these contracts, including delays that result from customer decisions to halt or slow down a long-term project due to their own staffing or other challenges, could adversely affect our operating results, financial condition and the market price of our common stock. Large bank and financial institution customer opportunities are very competitive and take significant time and effort to consummate. When competing for these customer opportunities, we face greater sales costs, longer sales cycles and less predictability with respect to these orders than with orders in other areas of our business. If we are unable to continue to generate new large orders on a regular basis, our business operating results and financial condition could be adversely affected.

If our products and services do not comply with laws, regulations and industry standards to which we and our customers are subject, our business could be adversely affected

Our software products and SaaS offerings facilitate the transmission of cash, business documents and confidential information including, in some cases, personally identifiable information related to individuals and corporations. Our software products and certain of our SaaS offerings store and transmit this data electronically, and therefore our products must operate within the laws, regulations and industry standards regarding security, data protection and electronic commerce. While we believe that our products comply with current regulatory requirements, the interpretation and application of these requirements continues to evolve and may evolve in ways that we cannot predict; so there can be no assurance that future legal or regulatory actions will not adversely impact us. To the extent that current or future regulatory or legal developments mandate a change in any of our products or services, require us or our customers to comply with any industry specific licensing or compliance requirements, alter the demand for or the competitive environment of our products and services or require us to make material changes to how we operate our business, including any changes to our internal operating, financial or management information systems, we might not be able to respond to such requirements in a timely or cost effective manner. If this were to occur, our business, operating results and financial condition could be materially adversely affected.

Security or data breaches could have an adverse effect on our business

In the course of providing services to our customers, we collect, store, process and transmit highly sensitive and confidential information. Certain of our solutions also facilitate the actual transfer of cash or transmit instructions that initiate cash transfer. Our products and services, particularly our SaaS and Web-based offerings, may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service attacks and other disruptive problems which could result in the theft, destruction or misappropriation of confidential information. Security risks in recent years have increased significantly given the increased sophistication and activities of hackers, organized crime and other external parties. We may need to spend significant capital or allocate significant resources to ensure effective ongoing protection against the threat of security breaches or to address security related concerns. Despite our efforts, a security breach or computer virus could still occur which could have a significant negative impact on our business including reputational harm, the loss of customers and material financial liability to us.

Defects or disruptions in our products or services could diminish demand for our solutions and have a material adverse effect on our future financial results

Despite testing prior to their release and throughout the lifecycle of a product or service, software and SaaS offerings can contain errors or defects that can impact their function, performance and security. Any unanticipated performance problems or defects could result in additional development costs, diversion of technical and other resources from our other development efforts, service disruptions for our SaaS offerings, negative publicity and reputational harm to us and our products and exposure to potential liability claims. As a result, any error or defect in our products or services could adversely affect our future financial results.

We rely on certain third-party hardware and software which could cause errors, interruptions or failures to our solutions or be difficult to replace

We rely on third party hardware and software to deliver certain of our solutions. These third party products may not continue to be available to us on commercially reasonable terms, or at all. The loss of the right to use any of these products could result in delays in our ability to provide our solutions until equivalent technology is either developed by us or acquired from another third party, if available, which may not be possible on a cost effective basis. In addition, errors or defects in third-party products used in conjunction with our solutions could adversely affect the operation of our products.

Catastrophic events may disrupt our business, including our third party data centers

We are a highly automated business and we rely on our network infrastructure, various software applications and many internal technology systems and data networks for our customer support, development, sales and marketing and accounting and finance functions. Further, our SaaS offerings provide services to our customers from third party data center facilities in different US and international locations over which we have no control. A disruption or failure of these systems or data centers in the event of a natural disaster, telecommunications failure, power outage, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. Such an event could also prevent us from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of our SaaS and hosted offerings. While we have developed certain disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of such events, a catastrophic event that resulted in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected.

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

Although we have not experienced any material warranty or product liability claims to date, a warranty or product liability claim, whether or not meritorious, could harm our reputation, result in substantial financial costs or divert management’s attention, which could have an adverse effect on our business, operating results and financial condition.

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

Litigation involving patents and other intellectual property rights is common in the United States and in other countries where we operate. We may be a party to litigation in the future to protect our intellectual property rights or as a result of an alleged infringement of the intellectual property rights of others. Any such claims, whether or not meritorious, could result in reputational harm to us, require us to spend significant sums in litigation, pay damages, delay product implementations, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claim. In addition, under many of our customer contracts, we are required to indemnify our customers for third-party intellectual property infringement claims, which would increase the costs to us of any such claims. These claims could have a material adverse effect on our business, operating results and financial condition.

Our ability to attract and retain qualified employees is critical to the success of our business and failure to do so could adversely affect our operating results

Our success depends upon the efforts and abilities of our executive officers and technical and sales employees who are skilled in e-commerce, payment methodology and regulation, business banking technologies, and web, database and network technologies. Our current key employees and employees whom we seek to hire in order to support our growth are in high demand within the marketplace and many competitors, customers and industry organizations are able to offer considerably higher compensation packages than we currently provide, including base salary, bonus and equity incentives. The loss of one or more of our key employees or our failure to consistently attract and retain sufficient qualified employees to grow our operations could have a material adverse effect on our business. We do not maintain key man life insurance policies on any of our employees and our employees are generally free to terminate their employment with us at any time. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

We engage off-shore development resources which may not be successful and which may put our intellectual property at risk

In order to optimize our research and development capabilities and to meet development timeframes, we contract with off-shore third-party vendors for certain development activities. While our experience to date with these resources has been positive, there are a number of risks associated with off-shore development activities including:

•

less efficient and less accurate communication and information flow as a consequence of time, distance and language barriers between our primary development organization and the off-shore resources, resulting in delays or deficiencies in development efforts;

•	disruption due to political or military conflicts;

•	misappropriation of intellectual property, which we may not readily detect; and

•	currency exchange rate fluctuations that could adversely impact the cost advantages intended from these agreements.

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

Risks Related to our Indebtedness

In December 2012, we issued, at par value, $189.8 million aggregate principal amount of 1.50% convertible senior notes (the Notes) due in December 2017. In connection with the pricing of the notes, we purchased convertible note hedge transactions with a strike price equal to the initial conversion price of the notes and we sold warrants with a strike price of $40.04 per share with certain counterparties. The note hedges and the warrants each cover approximately 6.3 million shares of our common stock.

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

Our level of indebtedness may limit our financial flexibility

Our level of indebtedness affects our operations in several ways, including:

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

Certain derivative instruments issued in connection with the Notes were classified within stockholders’ equity at June 30, 2014. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

The conditional conversion feature of the notes, if triggered, and the requirement to repurchase the notes upon a fundamental change may adversely affect our financial condition and operating results

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at their option during specified periods. If one or more holders elect to convert their notes, we would be required to settle the principal portion of the notes in cash. Additionally, if we undergo a fundamental change, (as described in the Indenture), subject to certain conditions, holders of the notes may require us to repurchase for cash all or part of their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. Either of these events could adversely affect our liquidity. Even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal balance of the notes to a current rather than long-term liability, which would result in a material reduction of our working capital.

We may be subject to significant future write-offs with respect to intangible assets or deferred tax assets

Certain of our assets, such as intangible assets and deferred tax assets, are subject to periodic tests of recoverability based on a variety of factors. Those factors typically include, at a minimum, projections of future income levels and cash flows. The accounting for the notes will result in the recognition of a significant level of interest expense, particularly non-cash interest expense, as the carrying value of debt is accreted to par and as we amortize our debt issue costs, including the underwriters’ discount. If our cash flows or income levels were to meaningfully decline, we could be subject to impairment charges with respect to these assets which would have a material adverse effect on our consolidated statement of operations.

The convertible note hedge and warrant transactions may affect the value of the notes and our common stock

The outstanding warrants could have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle the warrants in cash.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth the location, operating segment(s) and approximate square footage of each of the principal properties used by us during fiscal year 2014. Our Portsmouth, New Hampshire facility serves as our corporate headquarters and is used by employees associated with all of our operating segments in addition to our management, administrative, sales and marketing and customer support teams. All properties, except as noted below, are leased under operating leases.

Location	Operating Segment(s)	Approximate Square Feet
North America:
Alpharetta, Georgia	Payments and Transactional Documents and Digital Banking	26,000
Great Neck, New York	All operating segments	13,000
Portland, Maine	Hosted Solutions	27,000
Portsmouth, New Hampshire	All operating segments	85,000
Providence, Rhode Island	Digital Banking	15,000
Wilton, Connecticut	Hosted Solutions	13,000

Europe:
Geneva, Switzerland	Hosted Solutions	16,000
London, England	All operating segments	10,000
Reading, England(1)	All operating segments	28,000

Asia-Pacific:
Melbourne, Australia	Payments and Transactional Documents and Digital Banking	2,000
Sydney, Australia	Payments and Transactional Documents	2,000

(1)	We own 16,000 square feet in Reading, England currently used as our European headquarters.

Item 3.	Legal Proceedings.

We are, from time to time, a party to legal proceedings and claims that arise in the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require disclosure in, our financial statements.

Item 4.	Mine Safety Disclosures.

Not applicable

Executive Officers and Other Key Employees of the Registrant

Our executive officers and other key employees and their respective ages as of August 28, 2014, are as follows:

Name	Age	Positions
Robert A. Eberle	53	President, Chief Executive Officer and Director
Kevin M. Donovan	44	Chief Financial Officer and Treasurer
Nigel K. Savory	47	Managing Director, Europe
Karen S. Brieger	42	Vice President, Human Resources
Eric A. Campbell	57	Senior Vice President, Strategic Accounts
Peter L. Cousins	44	Chief Technology Officer
Norman J. Deluca	53	Managing Director, Digital Banking
Paul J. Fannon	46	Group Sales Director, Europe
Thomas D. Gaillard	51	Senior Vice President and General Manager, Cloud Payment Solutions
John F. Kelly	56	General Manager, Legal Solutions
John J. Mason	44	Chief Information Officer
Andrew J. Mintzer	52	Executive Vice President, Product Strategy and Customer Delivery
Jessica Pincomb Moran	40	Vice President, Client Services
Eric K. Morgan	44	Senior Vice President, Global Controller
David G. Sweet	51	Executive Vice President, Strategy and Corporate Development

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

Eric A. Campbell has served as Senior Vice President, Strategic Accounts since November 2013 and as Chief Technology Officer from May 2000 through October 2013.

Peter L. Cousins has served as Chief Technology Officer since November 2013. From October 2012 until October 2013, he served as Chief Technology Officer at Operative Media, Inc. From October 2010 until October 2012, Mr. Cousins served as Chief Technology Officer Enterprise Marketing Management for IBM and from November 2007 through October 2010, when Unica Corporation was acquired by IBM, he served as Chief Technology Officer at Unica.

Norman J. DeLuca has served as Managing Director, Digital Banking since November 2011. From October 2009 through October 2011, Mr. DeLuca served as Managing Partner at NMD Investments. From January 2008 through October 2009, Mr. DeLuca served as Chief Executive of RBS Global Transaction Services, Americas. From January 2007 through January 2008, Mr. DeLuca served as Vice Chairman, RBS Citizens Financial Group.

Paul J. Fannon has served as Group Sales Director, Europe since October 2008. From December 2003 through October 2008, Mr. Fannon served as Managing Director, Transactional Services Europe.

Thomas D. Gaillard has served as Senior Vice President and General Manager, Cloud Payment Solutions since July 2003.

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

Period	High	Low
Fiscal 2013
First quarter	$25.67	$17.75
Second quarter	$27.06	$22.17
Third quarter	$29.82	$25.85
Fourth quarter	$29.18	$24.62
Fiscal 2014
First quarter	$31.30	$25.33
Second quarter	$36.66	$26.70
Third quarter	$37.41	$30.68
Fourth quarter	$36.32	$27.31

As of August 20, 2014, there were approximately 438 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on August 20, 2014 was $28.68. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

We have never paid dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock for the foreseeable future.

The following table provides information about purchases by us of our common stock during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
April 1, 2014 – April 30, 2014	—	$—	—	$16,562,000
May 1, 2014 – May 31, 2014	—	$—	—	$16,562,000
June 1, 2014 – June 30, 2014	—	$—	—	$16,562,000

Total	—	$—	—	$16,562,000

(1)	In May 2012, our board of directors authorized a repurchase program for up to $20 million of our common stock. This repurchase program replaced the program that had been in place since April 2008.

Stock Performance Graph

The stock performance graph below compares the percentage change in cumulative stockholder return on our common stock for the period from June 30, 2009 through June 30, 2014, with the cumulative total return on The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index.

This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on June 30, 2009), the NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index on June 30, 2009, and assumes dividends, if any, are reinvested.

The stock price performance shown on the following graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Bottomline Technologies (de), Inc., the NASDAQ Composite Index,

and the NASDAQ Computer & Data Processing Index

*	$100 invested on 6/30/09 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

	6/09	6/10	6/11	6/12	6/13	6/14
Bottomline Technologies (de), Inc.	100.00	144.62	274.25	200.33	280.69	332.08
NASDAQ Composite	100.00	117.06	154.79	167.05	197.48	259.41
NASDAQ Computer & Data Processing	100.00	107.16	139.51	148.60	178.27	240.30

The information included under the heading Stock Performance Graph in Item 5 of this Annual Report on Form 10-K is furnished and not filed and shall not be deemed to be soliciting material or subject to Regulation 14A, shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended (the Securities Act).

Recent Sales of Unregistered Securities

On January 29, 2014, we issued an aggregate of 205,882 shares of our common stock, of which 92,151 shares were subject to future vesting, to certain of the former stockholders of Rationalwave Analytics, Inc. (Rationalwave), in connection with our purchase of all of the outstanding equity of Rationalwave. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act. No underwriters were involved in any such issuances.

On April 3, 2014, we issued 102,158 shares of our common stock, all of which were subject to future vesting, to certain of the former stockholders of Andera, Inc. (Andera), in connection with our purchase of all of the outstanding equity of Andera. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act. No underwriters were involved in any such issuances.

Item 6.	Selected Financial Data.

You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Subscriptions and transactions	$141,103	$118,016	$85,005	$55,133	$41,421
Software licenses	20,769	22,546	17,562	16,547	13,607
Service and maintenance	131,531	106,389	113,832	108,930	94,379
Other	7,182	7,823	7,885	8,771	8,583

Total revenues	300,585	254,774	224,284	189,381	157,990
Cost of revenues:
Subscriptions and transactions	69,220	64,101	41,266	29,478	20,237
Software licenses	1,602	2,399	2,082	1,352	1,082
Service and maintenance	54,463	46,788	51,559	47,975	40,772
Other	5,383	5,998	6,280	6,880	6,515

Total cost of revenues	130,668	119,286	101,187	85,685	68,606

Gross profit	169,917	135,488	123,097	103,696	89,384
Operating expenses:
Sales and marketing	72,707	62,825	49,902	39,802	34,328
Product development and engineering	39,725	32,974	28,687	21,862	18,858
General and administrative	33,721	27,076	21,495	19,502	16,383
Amortization of intangible assets	26,242	19,549	15,753	12,662	13,214

Total operating expenses	172,395	142,424	115,837	93,828	82,783

Income (loss) from operations	(2,478)	(6,936)	7,260	9,868	6,601
Other income (expense), net	(14,544)	(11,357)	41	558	(93)

Income (loss) before income taxes	(17,022)	(18,293)	7,301	10,426	6,508
Income tax provision (benefit)	2,082	(3,898)	5,596	(25,467)	2,554

Net income (loss)	$(19,104)	$(14,395)	$1,705	$35,893	$3,954

Basic net income (loss) per common share	$(0.52)	$(0.41)	$0.05	$1.13	$0.15
Diluted net income (loss) per common share	$(0.52)	$(0.41)	$0.05	$1.07	$0.15

Shares used in computing basic net income (loss) per share	36,834	35,444	34,268	31,660	25,552

Shares used in computing diluted net income (loss) per share	36,834	35,444	35,244	33,453	26,696

Non-GAAP presentation:
Income (loss) before provision for income taxes	$(17,022)	$(18,293)	$7,301	$10,426	$6,508
Amortization of intangible assets	26,242	19,549	15,753	12,662	13,214
Stock-based compensation expense	22,821	18,031	13,768	11,467	8,956
Acquisition and integration related expenses	5,367	10,827	1,987	1,677	585
Restructuring expense	1,371	1,179	1,609	1,111	(52)
Non-cash pension expense	331	—	—	—	—
Loss on derivative instruments, net	—	4,435	—	—	—
Non-cash interest expense	11,397	5,980	—	—	—
Income tax (provision) benefit	(2,082)	3,898	(5,596)	25,467	(2,554)
Release of US tax valuation allowance	—	—	—	(27,394)	—

Non-GAAP net income	$48,425	$45,606	$34,822	$35,416	$26,657

The non-GAAP presentation above consists of a reconciliation of our net income or loss before income taxes to a measure of non-GAAP net income or loss. We present this supplemental information in the form of non-GAAP financial measures, which exclude certain items—specifically amortization of intangible assets, impairment losses on equity investments, equity-based compensation, acquisition and integration-related expenses (including acquisition-related earn-outs), restructuring related costs, non-cash pension expenses, non-core charges associated with our convertible notes and other non-core or non-recurring gains or losses that arise from time to time. Non-core charges associated with our convertible notes consist of non-cash interest expense as well as gains or losses on derivative instruments issued in conjunction with the notes. Acquisition and integration-related expenses include legal and professional fees and other direct transaction costs associated with our business and asset acquisitions, costs associated with integrating acquired businesses, including costs for transitional employees or services, integration related professional services costs and other charges we incur as a direct result of our acquisition and integration efforts. We believe that these supplemental non-GAAP financial measures are useful to investors because they allow for an evaluation of the Company with a focus on the performance of its core operations, including more meaningful comparisons of financial results to historical periods and to the financial results of less acquisitive peer and competitor companies. Our executive management team uses these same non-GAAP financial measures internally to assess the ongoing performance of the Company. Additionally, the same non-GAAP information is used for planning purposes, including the preparation of operating budgets and in communications with our board of directors with respect to our core financial performance.

Since the presentation above is not a GAAP measurement of financial performance there are material limitations to its usefulness on a stand alone basis, including the lack of comparability of this presentation to the GAAP financial results of other companies. Accordingly the non-GAAP information should not be used in isolation from, or as a substitute for, our GAAP results.

	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$167,673	$283,552	$124,801	$111,953	$122,758
Marketable securities	23,805	9,525	61	64	51
Working capital	172,384	280,563	118,356	100,673	104,705
Total assets	700,343	585,522	392,371	363,334	269,382
Long-term debt (including capital leases) (1)	148,795	138,582	—	96	20
Total stockholders’ equity	387,426	356,749	314,186	285,674	210,391

(1)	Our long-term debt as of June 30, 2014 and 2013 consists of our convertible notes. The convertible notes are shown on our Consolidated Balance Sheet at their carrying value which represents the principal balance of $189.8 million less unamortized discount.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We offer hosted and on-premise solutions that banks use to provide cash management and treasury capabilities to their business customers, as well as solutions that banks and credit unions use to facilitate online account opening. We offer financial messaging solutions for banks and corporations around the world, via solutions that leverage the SWIFT global messaging network. We offer legal spend management solutions that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. We operate a cloud-based network that facilitates the exchange of electronic payments and invoices between buyers and their suppliers. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents, while our healthcare customers use our solutions to streamline patient revenue and financial processes. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents.

Our solutions are designed to complement, leverage and extend our customers’ existing information systems, accounting applications and banking relationships so that they can be deployed quickly and efficiently. To help our customers receive the maximum value from our products and meet their specific business requirements, we also provide professional services for installation, training, consulting and product enhancement.

Recent Acquisitions

On April 3, 2014, we acquired Andera, Inc., (Andera) a Delaware corporation. Andera is a provider of innovative customer acquisition solutions, helping over 500 bank and credit union customers process new account applications online. The Andera acquisition extends our portfolio of payments and digital banking solutions. As purchase consideration we paid approximately $42.8 million in cash ($4.5 million of which will be held in escrow for 12 months from the date of the acquisition as a source for the satisfaction of indemnification obligations owed to us). We also issued 102,158 shares of our common stock to certain equity holders of Andera. These shares of stock have vesting conditions tied to continuing employment and, as such, the shares are compensatory and we will recognize share based payment expense over the underlying stock vesting period. The accounting purchase price also includes $0.2 million related to unvested Andera stock options that we assumed in the acquisition. This amount reflects the fair value of the underlying awards that relate to pre-acquisition service periods.

On January 29, 2014, we acquired Rationalwave Analytics, Inc. (Rationalwave), an early stage predictive analytics technology company, for a cash payment of $1.2 million and 113,731 shares of our common stock which was valued at approximately $3.7 million as of the acquisition date. We also issued 92,151 shares of our common stock to key Rationalwave stockholders joining us as employees. These shares of stock have vesting conditions tied to continuing employment and, as such, these shares are compensatory and we will recognize share based payment over the underlying stock vesting period.

On August 20, 2013, we acquired SF2I SA (Sterci), a Swiss corporation, for a cash payment of 111.0 million Swiss Francs (approximately $121.0 million based on exchange rates in effect at the acquisition date). On September 4, 2013, we acquired all of the remaining equity of Simplex GTP Limited (Simplex), a UK-based corporation, for a cash payment of £3.4 million (approximately $5.4 million based on exchange rates in effect at the acquisition date). Sterci and Simplex are leading providers of financial messaging solutions utilizing the SWIFT global messaging network on behalf of more than 350 customers across 20 different countries. The Sterci and Simplex acquisitions, combined with our existing financial messaging business, create a new global center of excellence in financial messaging, providing solutions for banks, financial institutions and corporations around the world.

Financial Highlights

For fiscal year 2014, our revenue increased to $300.6 million from $254.8 million in the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment ($39.9 million), Payments and Transactional Documents segment ($4.9 million) and our Digital Banking segment ($1.1 million). The revenue increase in our Hosted Solutions segment was primarily due to increased revenue from our financial messaging solutions as the result of our Sterci acquisition and, to a lesser extent, increased revenue from our legal spend management and Paymode-X solutions. The revenue increase in our Payments and Transactional Documents segment was related to higher European revenue in our payment and document automation products. The Digital Banking segment’s revenue increase was primarily due to increased subscription and transaction revenue from our acquisition of Andera.

We had net loss of $19.1 million in the fiscal year ended June 30, 2014 compared to net loss of $14.4 million in the prior year. Our fiscal year 2014 net loss includes the impact of $14.2 million of net interest expense related to our convertible debt. The 2014 net loss also reflects the impact of increased operating expenses of $30.0 million, offset in part by increased gross margins of $34.4 million. The increases in our operating expenses were due primarily to increased employee related costs as we continued to grow our business and the operating impact of our recent acquisitions, including an increase of $6.7 million in intangible asset amortization expense. The increase in our gross margin was driven primarily by revenue increases across all operating segments.

In fiscal year 2014, we derived approximately 44% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

We expect future revenue growth to be driven by our digital banking, legal spend management, financial messaging and Paymode-X solutions.

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

Revenue Sources

Our revenues are derived from multiple sources and are reported under the following classifications:

•

Subscriptions and Transactions Fees. We derive subscriptions and transactions fees from a number of sources, principally our SaaS offerings. Subscription revenues are typically recognized on a ratable basis over the subscription period. Transaction revenues are typically recorded at the time transactions are processed. Some of our SaaS products require customers to pay non-refundable set up or installation fees. In these cases, since the up-front fees do not represent a separate revenue earnings process, these fees are deferred and recognized as revenue over the estimated life of the customer relationship, which is generally between five and ten years. A significant part of our focus remains on growing the revenue contribution from our SaaS offerings and subscriptions and transactions based revenue streams.

•

Software License Fees. Software license revenues, which we derive from our software applications, are generally based on the number of software applications and user licenses purchased. Fees from the sale of perpetual software licenses are generally recognized upon delivery of the software to the customer, assuming that payment from the customer is probable and there are no extended payment terms. However, certain of our software arrangements, particularly those related to financial institution customers, are recognized on a percentage of completion basis over the life of the project because they require significant customization and modification and involve extended implementation periods.

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

•	Other Revenues. We derive other revenues from the sale of printers, check paper and magnetic ink character recognition toners. These revenues are normally recognized at the time of delivery.

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

Our software arrangements often contain multiple revenue elements, such as software licenses, professional services, hardware and post-contract customer support. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met which, excluding post-contract customer support, is typically upon delivery. Revenue for post-contract customer support agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor specific objective evidence (VSOE). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. We do not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license using the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is recognized upon delivery of that element. Any remaining arrangement fee is then allocated to the software license. This has the effect of allocating any sales discount inherent in the arrangement to the software license fee.

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

We use the percentage of completion method of accounting for our long-term contracts, as we believe that we can make reasonably reliable estimates of progress toward completion. Progress is measured based on labor hours, as measured at the end of each reporting period, as a percentage of total expected labor hours. Accordingly, the revenue we record in any reporting period for arrangements accounted for on a percentage of completion basis is dependent upon our estimates of the remaining labor hours that will be incurred in fulfilling our contractual obligations. Our estimates at the end of any reporting period could prove to be materially different from final project results, as determined only at subsequent stages of project completion. To mitigate this risk, we solicit the input of our project professional staff on a monthly basis, as well as at the end of each financial reporting period, for purposes of evaluating cumulative labor hours incurred and verifying the estimated remaining effort to completion; this ensures that our estimates are always based on the most current projections available.

Non-Software Arrangements

For arrangements governed by general revenue recognition literature, such as with our SaaS offerings or equipment and supplies only sales, we recognize revenue when four basic criteria are met. These criteria are similar to those governing software transactions: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectability is reasonably assured. For our SaaS offerings, revenue is generally recognized on a subscription or transaction basis over the period of performance.

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

Goodwill and Intangible Assets

Acquired goodwill and intangible assets are initially recorded at fair value and measured periodically for impairment. We performed our annual impairment test of the carrying value of our goodwill for fiscal 2014 during our fourth quarter, which is consistent with the historic timing of our annual goodwill impairment review. Based on this review, we concluded that there was no goodwill impairment. Our analysis was performed at the reporting unit level, which requires an estimate of the fair value of each reporting unit. Based on the results of this review, we concluded that none of our reporting units were impaired. However, there can be no assurance that there will not be impairment charges in subsequent periods as a result of our future impairment reviews. To the extent that future impairment charges occur, it would likely have a material impact on our financial results. At June 30, 2014, the carrying value of goodwill for all of our reporting units was approximately $209.0 million.

In addition to our annual goodwill impairment review, we also perform periodic reviews of the carrying value and amortization periods of our other intangible assets. These intangible assets consist primarily of acquired customer related assets and acquired core technology. In evaluating potential impairment of these assets we specifically consider whether any indicators of impairment are present, including:

•	whether there has been a significant adverse change in the business climate that affects the value of an asset;

•	whether there has been a significant change in the extent or manner in which an asset is used; and

•	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At June 30, 2014, the carrying value of our intangible assets, excluding goodwill, was approximately $163.5 million. As a result of our fiscal 2014 impairment review, we concluded that none of these assets were impaired.

Valuation of Acquired Intangible Assets and Acquired Deferred Revenue

In connection with our acquisitions, we have recorded intangible assets relating principally to customer related assets, acquired technology and acquired contractual rights that include favorable economic terms as compared to overall market rates at the date of acquisition. The valuation process used to calculate the values assigned to these acquired intangible assets is complex and involves significant estimation relative to our financial projections. The principal component of the valuation process is the determination of discounted future cash flows, and there are a number of variables that we consider for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process generally utilize at least a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

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

Additionally, we are required to estimate the acquisition date fair value of acquired deferred revenue that we assume as part of any acquisition. The acquisition date fair value of deferred revenue is estimated based on the costs we expect to incur in fulfilling the obligations, plus a normal profit margin. These cost estimates exclude amounts relating to any selling effort, since those costs would have been incurred by the predecessor company rather than by us. In the case of acquired software maintenance contracts, the cost estimates also exclude any ongoing research and development expenses associated with product upgrades since these amounts typically do not represent a legal obligation that we assume at the time of acquisition.

Income Taxes

We are subject to the income tax laws of the United States (including its states and municipalities) as well as the tax laws of the foreign jurisdictions in which we operate. Our annual tax rate is determined based on our income, statutory tax rates and the tax impact of items treated differently for tax purposes than for financial statement purposes. The income tax expense we record in any interim period is based on our estimated tax rate for the full fiscal year, which requires us to estimate our annual pretax income and tax expense by jurisdiction. This process is inherently subjective and requires us to make estimates relative to our business plans, tax planning opportunities and operating results. An interim tax rate is subject to adjustment if, in later periods, there are changes to our estimate of total tax expense or pretax income, including income by jurisdiction. We update these estimates on a quarterly basis, so that our interim financial statements reflect our most current projections for the full fiscal year.

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

In making our assessment of US deferred tax asset recoverability at June 30, 2014, we considered our historical financial results, our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of a specific tax planning action that we implemented during fiscal year 2014 that will provide a significant future source of US taxable income. Based on our analysis, we concluded that it was more likely than not that our deferred tax assets will be recovered. However, if we are ultimately unable to generate sufficient future US taxable income all or a portion of our US deferred tax assets might become impaired which would give rise to the recognition of significant deferred tax expense in the period in which that determination was made.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 of Notes to Consolidated Financial Statements.

Results of Operations

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into three reportable segments: Payments and Transactional Documents, Hosted Solutions and Digital Banking.

In recent years, we changed the internal reporting classification of certain operating lines. To ensure a consistent presentation, these changes are reflected for all periods presented.

The following tables represent our segment revenues and our segment measure of profit:

	Fiscal Year Ended June 30,		Increase Between Periods
	2014	2013	2014 Compared to 2013
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$125,456	$120,590	$4,866	4.0
Hosted Solutions	107,360	67,504	39,856	59.0
Digital Banking	67,769	66,680	1,089	1.6

	$300,585	$254,774	$45,811	18.0

Segment measure of profit:
Payments and Transactional Documents	$36,249	$31,569	$4,680	14.8
Hosted Solutions	9,829	7,282	2,547	35.0
Digital Banking	6,772	3,799	2,973	78.3

Total measure of segment profit	$52,850	$42,650	$10,200	23.9

A reconciliation of the measure of segment profit to our GAAP loss before the provision for income taxes is as follows:

	Fiscal Year Ended June 30,
	2014	2013
	(in thousands)
Total measure of segment profit	$52,850	$42,650
Less:
Amortization of intangible assets	(26,242)	(19,549)
Stock-based compensation expense	(22,821)	(18,031)
Acquisition and integration related expenses	(4,563)	(10,827)
Restructuring expense	(1,371)	(1,179)
Non-cash pension expense	(331)	—
Loss on derivative instruments, net	—	(4,435)
Other expense, net	(14,544)	(6,922)

Loss before income taxes	$(17,022)	$(18,293)

Payments and Transactional Documents. The revenue increase for the fiscal year ended June 30, 2014 compared to the prior fiscal year was primarily attributable to increases in maintenance revenue of $5.1 million and subscription and transactions revenue of $1.5 million, partially offset by decreased software license revenue of $1.1 million and other revenue of $0.6 million. The revenue increases were primarily attributable to increased European service and maintenance revenue in our payment and document automation products. The increased revenue also includes the favorable effect of foreign exchange rates of approximately $1.4 million primarily associated with the British Pound Sterling which appreciated against the US Dollar when compared to the prior fiscal year. The decrease was primarily the result of lower software license revenue in European payment and document automation products. The segment profit increase of $4.7 million for the fiscal year ended June 30, 2014 compared to the prior fiscal year was due to the overall increase in revenue as well as improved subscriptions and transactions gross margins in North America, offset in part by increased operating expenses primarily related to increased sales and marketing costs. We expect revenue and profit for the Payments and Transactional Documents segment to increase in fiscal year 2015 as a result of increased sales of our payment and document automation solutions and continued improvement of gross margins.

Hosted Solutions. The revenue increase in our Hosted Solutions segment for the fiscal year ended June 30, 2014 compared to the prior fiscal year was due to increased financial messaging revenue of $32.6 million, primarily from our Sterci acquisition and, to a lesser extent, from revenue increases in our legal spend management and Paymode-X solutions. The segment profit increase of $2.5 million for the fiscal year ended June 30, 2014 compared to the prior fiscal year arose from improved gross margins of $21.5 million as a result of the increased financial messaging revenue and improved subscriptions and transactions gross margins from our legal spend management and Paymode-X solutions, offset by increased operating expenses of $19.0 million primarily associated with the operating costs of Sterci. We expect revenue for the Hosted Solutions segment to increase in fiscal year 2015 as a result of increased revenue from our legal spend management, financial messaging and Paymode-X solutions. We expect profit to remain relatively consistent during fiscal year 2015 as we leverage the increase in revenue to further invest in these offerings.

Digital Banking. The revenue increase in our Digital Banking segment for the fiscal year ended June 30, 2014 compared to the prior fiscal year was primarily due to an increase of $1.6 million in subscriptions and transactions revenue and a $0.4 million increase in maintenance revenue, partially offset by a decrease of $0.7 million in software license revenue and $0.2 million in professional services revenue. The increased subscriptions and transactions revenue was attributable to our acquisition of Andera. The segment profit increase of $3.0 million for the fiscal year ended June 30, 2014 compared to the prior fiscal year was primarily attributable to the increased revenue, improved professional services gross margins and decreased operating expenses of $0.5 million, partly from a decrease in sales and marketing expenses. We expect revenue for the Digital Banking segment to increase in fiscal year 2015 as a result of the contribution of revenue from our digital banking products including the full year impact of our acquisition of Andera. We expect profit to remain relatively consistent as a result of our continued investment in our digital banking solutions.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2014	2013	2014 Compared to 2013
	(in thousands)%
Revenues:
Subscriptions and transactions	$141,103	$118,016	$23,087	19.6
Software licenses	20,769	22,546	(1,777)	(7.9)
Service and maintenance	131,531	106,389	25,142	23.6
Other	7,182	7,823	(641)	(8.2)

Total revenues	$300,585	$254,774	$45,811	18.0

Subscriptions and Transactions. The increase in subscriptions and transactions revenues was due to increases in the revenue contribution from our Hosted Solutions segment of $20.0 million, our Digital Banking segment of $1.6 million and our Payments and Transactional Documents segment of $1.5 million. The Hosted Solutions segment revenue increase was driven primarily by our financial messaging solutions as a result of our Sterci and Simplex acquisitions and, to a lesser extent, from our legal spend management and Paymode-X solutions. We expect subscriptions and transactions revenues to increase in fiscal year 2015 primarily as a result of the revenue contribution from our financial messaging, legal spend management and Paymode-X solutions, as well as from a full year’s impact of our acquisition of Andera.

Software Licenses. The decrease in software license revenues was attributable to decreases in European revenues within our Payments and Transactional Documents segment and our Digital Banking segment as a result of lower third party software sold with our solutions. We expect software license revenues to increase slightly in fiscal year 2015.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of revenue increases arising from our Sterci acquisition as well as increased service and maintenance revenue from our European Payments and Transactional Documents solutions. We expect that service and maintenance revenues will increase slightly in fiscal year 2015.

Other. Other revenues decreased slightly in fiscal year 2014 as compared to fiscal year 2013 and we expect that other revenues will remain relatively consistent in fiscal year 2015.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2014	2013	2014 Compared to 2013
	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$69,220	$64,101	$5,119	8.0
Software licenses	1,602	2,399	(797)	(33.2)
Service and maintenance	54,463	46,788	7,675	16.4
Other	5,383	5,998	(615)	(10.3)

Total cost of revenues	$130,668	$119,286	$11,382	9.5

Gross profit	$169,917	$135,488	$34,429	25.4

Subscriptions and Transactions. Subscriptions and transactions costs decreased to 49% of subscriptions and transactions revenues for the fiscal year ended June 30, 2014 as compared to 54% of subscriptions and transactions revenues in the fiscal year ended June 30, 2013. The decrease in subscriptions and transactions costs as a percentage of revenue was due to improved gross margins in our Hosted Solutions segment primarily due to increased revenue from our acquisitions of Sterci and Simplex and due to a decrease in acquisition and integration related expenses during 2014. We expect that subscriptions and transactions costs will continue to decrease as a percentage of subscriptions and transactions revenue in fiscal year 2015.

Software Licenses. Software license costs decreased to 8% of software license revenues for the fiscal year ended June 30, 2014 as compared to 11% of software license revenues in the fiscal year ended June 30, 2013 primarily due to an increase in gross margins in our Digital Banking segment as a result of a decrease in third party software costs in fiscal year 2014. We expect that software license costs will remain relatively consistent as a percentage of software license revenues in fiscal year 2015.

Service and Maintenance. Service and maintenance costs decreased to 41% of service and maintenance revenues for the fiscal year ended June 30, 2014 as compared to 44% of service and maintenance revenues for the fiscal year ended June 30, 2013. The decrease was the result of improved gross margins as a result of our Sterci acquisition and improved gross margins in our Digital Banking segment. We expect that service and maintenance costs will remain relatively consistent as a percentage of service and maintenance revenues in fiscal year 2015.

Other. Other costs remained largely consistent at 75% of other revenues for the fiscal year ended June 30, 2014 as compared to 77% of other revenues for the prior fiscal year and we expect that other costs will remain relatively consistent as a percentage of other revenues in fiscal year 2015.

Operating Expenses

	Fiscal Year Ended June 30,		Increase Between Periods
	2014	2013	2014 Compared to 2013
	(in thousands)%
Operating expenses:
Sales and marketing	$72,707	$62,825	$9,882	15.7
Product development and engineering	39,725	32,974	6,751	20.5
General and administrative	33,721	27,076	6,645	24.5
Amortization of intangible assets	26,242	19,549	6,693	34.2

Total operating expenses	$172,395	$142,424	$29,971	21.0

Sales and Marketing. Sales and marketing expenses increased $9.9 million in the fiscal year ended June 30, 2014 as compared to the fiscal year ended June 30, 2013 principally due to an increase in headcount related costs of $7.6 million, contract employee costs of $0.5 million, advertising expenses of $0.4 million and travel related costs of $0.2 million. The increases were generally due to the operating costs of our fiscal year 2014 acquisitions and the impact of resources we hired to sell and promote our newer products primarily in our Hosted Solutions segment. We expect sales and marketing expenses will increase in fiscal year 2015 as we continue to promote our new and existing products and as a result of our acquisition of Andera.

Product Development and Engineering. The increase in product development and engineering expenses of $6.8 million in the fiscal year ended June 30, 2014 as compared to the fiscal year ended June 30, 2013 was primarily attributable to increased costs related to our financial messaging solutions associated with our Sterci acquisition. We expect product development and engineering expenses will increase in fiscal year 2015 as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth such as our digital banking, Financial Messaging, Paymode-X and legal spend management solutions and as a result of our acquisition of Andera.

General and Administrative. The increase in general and administrative expenses of $6.6 million in the fiscal year ended June 30, 2014 as compared to the fiscal year ended June 30, 2013 was principally attributable to an increase in employee related costs of $5.4 million, partially attributable to our recent acquisitions and an increase of $0.5 million in acquisition and integration related expenses. We expect general and administrative expenses will remain relatively consistent during fiscal year 2015.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense for the fiscal year ended June 30, 2014 as compared to the prior fiscal year occurred as a result of increased expense from intangible assets associated with our recent acquisitions. We expect amortization expense to be approximately $29.0 million for fiscal year 2015.

Loss on Derivative Instruments, Net

	Fiscal Year Ended June 30,		Increase Between Periods
	2014	2013	2014 Compared to 2013
	(in thousands)%
Loss on derivative instruments, net	$—	$(4,435)	$4,435	100.0

Loss on Derivative Instruments, net. During the fiscal year ended June 30, 2013 we recorded a net loss of $4.4 million related to the change in fair value of derivative instruments associated with our Notes. As of June 30, 2014 all of our derivative instruments met the classification requirements for inclusion within stockholders’ equity and as such are not subject to on-going fair value re-measurement. Accordingly, we do not anticipate recognizing additional gains or losses related to changes in the fair value of these instruments. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we fail to satisfy those requirements we would need to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2014	2013	2014 Compared to 2013
	(in thousands)%
Interest income	$667	$629	$38	6.0
Interest expense	(14,222)	(7,550)	(6,672)	(88.4)
Other income (expense), net	(989)	(1)	(988)	(98800.0)

Other income (expense), net	$(14,544)	$(6,922)	$(7,622)	(110.1)

Other Income (Expense), Net. For the fiscal year ended June 30, 2014 as compared to the prior fiscal year, interest income remained relatively unchanged. Interest expense increased significantly as a result of a full year impact of interest expense related to our Notes and consisted of cash interest expense of $2.8 million, amortization of debt discount of $10.2 million and amortization of debt issuance costs of $1.2 million. Other expense in fiscal 2014 was primarily the result of foreign exchange losses associated with the Swiss Franc and, to a lesser extent, certain realized foreign exchange losses associated with both the British Pound Sterling and the European Euro. We expect that interest expense related to our convertible debt offering will remain relatively consistent during fiscal year 2015.

Provision for Income Taxes

We recorded income tax expense of $2.1 million for the fiscal year ended June 30, 2014 compared to an income tax benefit of $3.9 million for the fiscal year ended June 30, 2013. The tax expense in fiscal year 2014 is predominantly due to expense associated with our US, UK, and Asia Pacific operations, offset in part by an income tax benefit associated with our Swiss operations. The income tax benefit in fiscal 2013 is predominantly due to a tax benefit associated with our US operations, offset in part by tax expense associated with our UK, Australian and New Zealand operations. The excess of our effective tax rate over statutory tax rates was primarily due to our inability to utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, resulting in a higher overall tax rate (or a decrease in the overall US tax benefit).

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

Segment Information

In recent years, we changed the internal reporting classification of certain operating lines. To ensure a consistent presentation, these changes are reflected for all periods presented.

The following tables represent our segment revenues and our segment measure of profit:

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$120,590	$108,248	$12,342	11.4
Hosted Solutions	67,504	58,548	8,956	15.3
Digital Banking	66,680	57,488	9,192	16.0

	$254,774	$224,284	$30,490	13.6

Segment measure of profit:
Payments and Transactional Documents	$31,569	$26,097	$5,472	21.0
Hosted Solutions	7,282	6,073	1,209	19.9
Digital Banking	3,799	8,207	(4,408)	(53.7)

Total measure of segment profit	$42,650	$40,377	$2,273	5.6

A reconciliation of the measure of segment profit to our GAAP income (loss) before the provision for income taxes is as follows:

	Fiscal Year Ended June 30,
	2013	2012
	(in thousands)
Total measure of segment profit	$42,650	$40,377
Less:
Amortization of intangible assets	(19,549)	(15,753)
Stock-based compensation expense	(18,031)	(13,768)
Acquisition and integration related expenses	(10,827)	(1,987)
Restructuring expense	(1,179)	(1,609)
Loss on derivative instruments, net	(4,435)	—
Other income (expense), net	(6,922)	41

Income (loss) before income taxes	$(18,293)	$7,301

Payments and Transactional Documents. The revenue increase for the fiscal year ended June 30, 2013 compared to the prior fiscal year was primarily attributable to increases in software licenses revenue of $5.0 million, increases in professional services revenue of $4.1 million, increases in maintenance revenue of $2.9 million and increases in subscriptions and transactions revenue of $0.9 million partially offset by a decrease of $0.1 million in equipment and supplies revenue. The increases were primarily attributable to increased European revenue in our payment and document automation products as a result of our acquisition of Albany. The increased revenue also includes the unfavorable effect of foreign exchange rates of approximately $0.6 million primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the prior fiscal year. The segment profit increase of $5.5 million for the fiscal year ended June 30, 2013 compared to the prior fiscal year was primarily attributable to the overall increase in revenue as well as increased subscriptions and transactions gross margins in North America and increased service gross margins in payment and document automation products in Europe. The increased gross margin was offset in part by increased operating expenses primarily related to increased sales and marketing costs

Hosted Solutions. The revenue increase in our Hosted Solutions segment for the fiscal year ended June 30, 2013 compared to the prior fiscal year was primarily due to increased revenue from our legal spend management solutions, our financial messaging solution and our Paymode-X solution. The segment profit increased $1.2 million for the fiscal year ended June 30, 2013 compared to the prior fiscal year due primarily to improved subscriptions and transactions gross margins in Europe. The gross margin improvement was partially offset by increased operating expenses associated with increased sales and marketing and product development headcount related expenses as we continued to develop and promote our newer products.

Digital Banking. The revenue increase in our Digital Banking segment for the fiscal year ended June 30, 2013 compared to the prior fiscal year was primarily due to an increase of $22.4 million in subscriptions and transactions revenue and a $1.1 million increase in maintenance revenue, partially offset by a decrease of $14.4 million in professional services revenue. The increased subscriptions and transactions revenue was due primarily to the revenue from our commercial banking business, which we acquired in March 2012. The decrease in professional services revenue was primarily the result of a change in our strategic direction away from highly customized banking platforms. The segment profit decrease of $4.4 million for the fiscal year ended June 30, 2013 compared to the prior fiscal year was primarily attributable to increased operating expenses of $9.8 million due to headcount related expenses largely associated with our commercial banking acquisition and increased product development initiatives, partially offset by improved gross margins driven by the increase in revenue.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Revenues:
Subscriptions and transactions	$118,016	$85,005	$33,011	38.8
Software licenses	22,546	17,562	4,984	28.4
Service and maintenance	106,389	113,832	(7,443)	(6.5)
Other	7,823	7,885	(62)	(0.8)

Total revenues	$254,774	$224,284	$30,490	13.6

Subscriptions and Transactions. The increase in subscriptions and transactions revenues was due to increases in the revenue contribution from our Digital Banking segment of $22.4 million, our Hosted Solutions segment of $10.1 million and our Payments and Transactional Documents segment of $0.5 million. The Hosted Solutions segment revenue increase was driven primarily by our legal spend management, Paymode-X and financial messaging solutions. The Digital Banking segment revenue increase was driven primarily by our commercial banking acquisition.

Software Licenses. The increase in software license revenues was primarily attributable to an increase of $5.0 million in our Payments and Transactional Documents segment driven primarily by our acquisition of Albany Software in Europe.

Service and Maintenance. The decrease in service and maintenance revenues was primarily the result of a decrease in professional services revenues of $14.4 million within our Digital Banking segment as the result of a change in our strategic direction away from highly customized banking platforms, partially offset by an increase in service and maintenance revenue from our European operations of $4.7 million.

Other. Other revenues remained consistent in fiscal year 2013 as compared to fiscal year 2012.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2013	2012	2013 Compared to 2012
	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$64,101	$41,266	$22,835	55.3
Software licenses	2,399	2,082	317	15.2
Service and maintenance	46,788	51,559	(4,771)	(9.3)
Other	5,998	6,280	(282)	(4.5)

Total cost of revenues	$119,286	$101,187	$18,099	17.9

Gross profit	$135,488	$123,097	$12,391	10.1

Subscriptions and Transactions. Subscriptions and transactions costs increased to 54% of subscriptions and transactions revenues for the fiscal year ended June 30, 2013 as compared to 49% of subscriptions and transactions revenues in the fiscal year ended June 30, 2012. The increase in subscriptions and transactions costs as a percentage of revenue was due to gross margin deterioration within our Digital Banking segment, primarily related to the impact of the commercial banking acquisition, partially offset by improved margins in our financial messaging solutions within our Hosted Solutions segment.

Software Licenses. Software license costs remained consistent at 11% of software license revenues for the fiscal year ended June 30, 2013 as compared to 12% of software license revenues in the fiscal year ended June 30, 2012.

Service and Maintenance. Service and maintenance costs remained consistent at 44% of service and maintenance revenues for the fiscal year ended June 30, 2013 as compared to 45% for the prior fiscal year.

Other. Other costs decreased slightly to 77% of other revenues for the fiscal year ended June 30, 2013 as compared to 80% of other revenues for the prior fiscal year. The slight decrease in costs as a percentage of revenue was due to a larger mix of higher margin transactions within North America and Europe.

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

Sales and Marketing. Sales and marketing expenses increased $12.9 million in the fiscal year ended June 30, 2013 as compared to the fiscal year ended June 30, 2012 principally due to an increase in headcount related costs of $10.4 million, travel related costs of $0.9 million and professional services and contract employees of $0.4 million due to the impact of our recent acquisitions and the impact of additional resources we hired to sell and promote our newer products, particularly within our Digital Banking segment. In addition, we recognized approximately $0.5 million of sales and marketing related acquisition and integration expenses during fiscal year 2013 compared to $0.3 million in fiscal year 2012.

Product Development and Engineering. The increase in product development and engineering expenses of $4.3 million in the fiscal year ended June 30, 2013 as compared to the fiscal year ended June 30, 2012 was primarily attributable to increased employee related costs of $4.0 million. These costs were incurred principally as we developed and enhanced our legal spend management, Paymode-X and digital banking products.

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

Amortization of Intangible Assets. The increase in amortization expense for the fiscal year ended June 30, 2013 as compared to the prior fiscal year occurred as a result of increased expense from intangible assets associated with our recent acquisitions.

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

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock and, with the issuance of the Notes in December 2012, with debt proceeds. We have generated positive operating cash flows in each of our last thirteen completed fiscal years. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future.

In addition to our operating cash requirements, we will require cash to pay interest on the Notes and to make principal payments on the Notes at maturity or upon conversion. While the principal balance of the Notes must be satisfied in cash, we are permitted to settle any conversion obligation under the Notes in excess of the principal balance in either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. We believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our future obligations. If our existing cash resources along with cash generated from operations is insufficient to satisfy our funding requirements we may need to sell additional equity or debt securities or seek other financing arrangements. Although we believe based on our operations today that we would be successful in obtaining additional financing, we cannot be certain that financing alternatives will be available in amounts or at terms that are acceptable to us, or available to us at all.

In fiscal year 2014 we spent $153.5 million on acquisitions and investments in businesses, net of cash acquired.

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the years ended June 30, 2014 and 2013 are summarized in the tables below:

	June 30,	June 30,
	2014	2013
	(in thousands)
Cash and cash equivalents	$167,673	$283,552
Marketable securities	$23,805	$9,525
Long-term debt(1)	$148,795	$138,582

(1)	Our long-term debt consists of our convertible notes. The convertible notes are shown on our Consolidated Balance Sheet at their carrying value, which represents the principal balance of $189.8 million less unamortized discount.

	Fiscal Year Ended June 30,
	2014	2013
	(in thousands)
Cash provided by operating activities	$52,221	$41,576
Cash used in investing activities	(180,633)	(52,850)
Cash provided by financing activities	5,665	171,981
Effect of exchange rates on cash	6,868	(1,956)

Cash, cash equivalents and marketable securities. At June 30, 2014 our cash and cash equivalents of $167.7 million consisted primarily of cash deposits held at major banks and money market funds. The $115.9 million decrease in cash and cash equivalents at June 30, 2014 from June 30, 2013 was primarily due to cash used to fund acquisitions of $153.5 million (net of cash acquired), to purchase available-for-sale securities of $14.6 million (net of proceeds from sales of available-for-sale securities) and to purchase property and equipment of $12.7 million. These outflows were offset in part by $52.2 million of operating cash inflows, the favorable effect of exchange rates of $6.9 million and cash generated from the exercise of employee stock options of $5.1 million.

At June 30, 2014 our marketable securities of $23.8 million consisted primarily of US treasury notes, residential mortgage-backed securities, and U.S. corporate debt securities.

At June 30, 2014, approximately $60.7 million of our cash and cash equivalents was held by our foreign subsidiaries. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, the amounts would generally become subject to tax in the US to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the US was made.

Operating Activities. Cash generated from operating activities primarily relates to our net loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $10.6 million in the fiscal year ended June 30, 2014 versus the prior fiscal year. The increase in cash generated from operations was primarily due to an increase in cash provided by deferred revenue of $7.4 million, a decrease in cash used in accounts payable of $1.6 million and an increase in cash provided by other liabilities of $1.8 million, offset by a decrease in cash generated by accounts receivable of $7.9 million.

At June 30, 2014, we had US net operating loss carryforwards of $79.9 million, which expire at various times through fiscal year 2033 and foreign net operating loss carryforwards of $14.3 million, primarily in Europe, which have no statutory expiration date. We also have approximately $4.0 million of research and development tax credit carryforwards available which expire at various points through fiscal year 2034. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At June 30, 2014, a portion of the deferred tax assets associated with our US, European and Asian operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

During the year ended June 30, 2014, we contributed approximately $1.7 million to our Swiss defined benefit pension plan.

Investing Activities. During the year ended June 30, 2014, we completed several business and asset acquisitions using cash (net of cash acquired) of $153.5 million. The increase in net cash used in investing activities for the fiscal year ended June 30, 2014 versus the prior fiscal year was primarily due to the $153.5 million in cash used to fund current year acquisitions as compared to the $33.3 million of cash we used during the prior fiscal year. In fiscal 2014 we also used cash to purchase marketable securities of $14.6 million, net of proceeds received on the sale of securities. The cash we used to fund acquisitions during fiscal 2014 and 2013 was as follows:

2014 Acquisition Activity

•	In August 2013, we acquired Sterci for cash of 95.6 million Swiss francs (approximately $104.1 million (net of cash acquired) based on exchange rates in effect at the acquisition date).

•

In September 2013, we completed the acquisition of Simplex for a cash payment of £3.0 million (approximately $4.8 million (net of cash acquired) based on exchange rates in effect at the acquisition date).

•

In January 2014, we acquired Rationalwave Analytics, Inc. for a cash payment of $1.2 million and 113,731 shares of our common stock which was valued at approximately $3.7 million as of the acquisition date.

•	In April 2014, we acquired Andera, Inc. for a cash payment of approximately $42.2 million (net of cash acquired).

2013 Acquisition Activity

•	In September 2012, we completed the acquisition of Albany Software Ltd for a cash payment of $28.3 million (net of cash acquired).

•	In October 2012, we acquired certain assets and assumed certain liabilities of 5280 Dynamic Solutions LLC for a cash payment of $1.6 million.

•	In February 2013, we acquired Prilos AG for cash of $0.4 million (net of cash acquired).

•	In March 2013, we made an investment of $3.0 million in a privately held technology company

Financing Activities. The decrease in cash provided by financing activities for the fiscal year ended June 30, 2014 was predominantly due to the absence in 2014 of the net proceeds received from our issuance of the Notes during fiscal year 2013.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2014:

	Payment Due by Period
	2015	2016-2017	2018-2019	Thereafter	Total
	(in thousands)
Long-term debt:
Principal payment	$—	$—	$189,750	$—	$189,750
Interest payments	2,846	5,693	1,423	—	9,962
Operating leases	4,698	8,887	7,641	14,487	35,713
Purchase commitments	5,989	5,037	175	—	11,201

Total contractual obligations	$13,533	$19,617	$198,989	$14,487	$246,626

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $2.6 million, has been excluded from the table above. These amounts have been excluded because, as of June 30, 2014, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2015 which is $1.9 million. We are unable to estimate contribution amounts for periods after fiscal year 2015.

Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2014 we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our exposure to financial risk, including changes in interest rates, relates primarily to our cash and cash equivalents and marketable securities. We have not entered into any interest rate swap agreements or other instruments to minimize our exposure to interest rate fluctuations. Our cash and cash equivalents typically consist of demand deposit accounts, money market mutual funds and U.S. Treasury securities. Based on our current average balances of cash and cash equivalents, a significant change in interest rates could have a material effect on our operating results. Based on our average cash and cash equivalents balance, average actual interest rates and actual interest income during the respective annual periods, a 100 basis point increase in interest rates would result in a hypothetical increase of approximately $1.8 million, $2.2 million, and $1.3 million for the fiscal years ended 2014, 2013 and 2012, respectively, in our results of operations and cash flows. A 100 basis point decrease in interest rates would reduce our interest income to zero.

Our marketable securities are held in government and US corporate debt securities with maturities of less than three years. A 100 basis point change in interest rates would not have had a significant impact on our income from marketable securities for the fiscal years ended June 30, 2014, 2013 and 2012.

Our convertible notes are at a fixed rate of interest.

Foreign currency exchange rate risk

We have significant operations located in the United Kingdom, where the functional currency is British Pound Sterling and in Switzerland, where the functional currency is the Swiss Franc. We also have operations in Australia, where the functional currency is the Australian dollar, in Germany and France, where the functional currency is the European Euro and in New Zealand and Canada, where the functional currencies are the New Zealand Dollar and the Canadian Dollar, respectively. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future.

Foreign currency translation risk

The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our cash balances as of June 30, 2014 and 2013:

	Effect of a 10% Increase or Decrease in Exchange Rates
	Cash and cash equivalents
	2014	2013
	(in thousands)
Between US Dollar and:
Swiss Franc (+/-)	$3,716	$—
British Pounds Sterling (+/-)	$2,094	$6,026
European Euro (+/-)	$216	$199
Australian Dollar (+/-)	$330	$329

A 10% increase or decrease in the exchange rate between the New Zealand Dollar and the US Dollar or the Canadian Dollar and the US Dollar would not have had a significant impact on our cash and cash equivalents at June 30, 2014 or June 30, 2013.

The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our revenue and net income (loss) for the years ended June 30, 2014, 2013 and 2012:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Revenue			Net income (loss)
	2014	2013	2012	2014	2013	2012
	(in thousands)
Between US Dollar and:
British Pounds Sterling (+/-)	$9,672	$7,977	$6,468	$1,165	$557	$396
Swiss Franc (+/-)	$2,537	$—	$—	$815	$—	$—
European Euro (+/-)	$481	$431	$395	$32	$21	$50
Australian Dollar (+/-)	$293	$275	$277	$4	$17	$24

A 10% increase or decrease in the average exchange rate between the New Zealand Dollar and the US Dollar or the Canadian Dollar and the US Dollar would not have had a significant impact on our revenue or net income for the years ended June 30, 2014, 2013 or 2012.

Foreign currency transaction risk

Foreign currency transaction gains and losses are generally not significant and our financial results would not be significantly impacted in the event of a 10% increase or decrease in the average exchange rates between the US dollar and the respective functional currencies of our international subsidiaries.

Derivative instruments risk

We are party to various derivative instruments related to the issuance of our Notes. At June 30, 2014, all of our derivative instruments qualified for classification within stockholders’ equity. We are required, however, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements and if in any future period we fail to satisfy those requirements we would need to reclassify these instruments out of stockholders’ equity and back into a derivative asset or liability; at which point we would again be required to record any changes in fair value through earnings.

Item 8.	Financial Statements and Supplementary Data.

Index to Financial Statements, Financial Statements and Supplementary Data appear within Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As allowed by SEC guidance, management excluded from its assessment the operations of Andera, Inc. which was acquired in April 2014 and which represented approximately 8 percent of total assets and less than 1 percent of total revenues as of and for the year ended June 30, 2014.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See Executive Officers and Other Key Employees of the Registrant in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2014. The information required by this item is incorporated herein by reference to the information contained under the captions Proposal I—Election of Class I Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance of the Proxy Statement.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements—see Index to Consolidated Financial Statements	54

(2)	Financial Statement Schedule for the Years Ended June 30, 2014, 2013 and 2012: Schedule II—Valuation and Qualifying Accounts	53

	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)	Exhibits:

	Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference	99

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Years Ended June 30, 2014, 2013 and 2012

	Activity
Year Ended	Balance at Beginning of Year	(Charged to Revenue, Costs and Expenses)	Additions and Recoveries (1)	Deductions (2)	Balance at End of Year
	(in thousands)
June 30, 2014	$769	214	53	174	$862
June 30, 2013	$586	300	62	179	$769
June 30, 2012	$429	239	—	82	$586

(1)	Additions primarily represent increases to the allowance for doubtful accounts balance as a result of the impact of increases in foreign currency exchange rates.
(2)	Deductions are principally write-offs as well as the impact of decreases in foreign currency exchange rates.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework).

As allowed by the SEC guidance, management excluded from its assessment the operations of Andera, Inc. which was acquired in April 2014 and which represented approximately 8 percent of total assets and less than 1 percent of total revenues as of and for the year ended June 30, 2014.

Based on our assessment, management concluded that, as of June 30, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 50.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Bottomline Technologies (de), Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Andera, Inc., which is included in the June 30, 2014 consolidated financial statements of Bottomline Technologies (de), Inc. and constituted approximately 8 percent of total assets as of June 30, 2014 and less than 1 percent of revenues for the year then ended. Our audit of internal control over financial reporting of Bottomline Technologies (de), Inc. also did not include an evaluation of the internal control over financial reporting of Andera, Inc.

In our opinion, Bottomline Technologies (de), Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2014 of Bottomline Technologies (de), Inc. and our report dated August 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

August 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

August 28, 2014

CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$167,673	$283,552
Marketable securities	23,805	9,525
Accounts receivable, net of allowances for doubtful accounts of $862 at June 30, 2014 and $769 at June 30, 2013	61,064	44,430
Deferred tax assets	13,904	6,764
Prepaid expenses and other current assets	14,334	8,479

Total current assets	280,780	352,750
Property and equipment, net	35,901	23,631
Customer related intangible assets, net	118,110	61,455
Core technology intangible assets, net	33,439	14,811
Other intangible assets, net	11,955	6,606
Goodwill	208,991	109,196
Other assets	11,167	17,073

Total assets	$700,343	$585,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,283	$8,933
Accrued expenses	25,542	16,070
Deferred revenue	66,571	47,184

Total current liabilities	108,396	72,187
Convertible senior notes	148,795	138,582
Deferred revenue, non current	15,997	9,104
Deferred income taxes	23,537	5,457
Other liabilities	16,192	3,443

Total liabilities	312,917	228,773
Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—100,000 at June 30, 2014 and June 30, 2013; issued shares—39,224 at June 30, 2014 and 37,903 at June 30, 2013; outstanding shares—37,477 at June 30, 2014 and 36,045 at June 30, 2013	39	38
Additional paid-in-capital	530,377	499,182
Accumulated other comprehensive income (loss)	6,816	(10,460)
Treasury stock: 1,747 at June 30, 2014 and 1,858 shares at June 30, 2013, at cost	(20,579)	(21,888)
Accumulated deficit	(129,227)	(110,123)

Total stockholders’ equity	387,426	356,749

Total liabilities and stockholders’ equity	$700,343	$585,522

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended June 30,
	2014	2013	2012
	(in thousands, except per share data)
Revenues:
Subscriptions and transactions	$141,103	$118,016	$85,005
Software licenses	20,769	22,546	17,562
Service and maintenance	131,531	106,389	113,832
Other	7,182	7,823	7,885

Total revenues	300,585	254,774	224,284
Cost of revenues:
Subscriptions and transactions	69,220	64,101	41,266
Software licenses	1,602	2,399	2,082
Service and maintenance	54,463	46,788	51,559
Other	5,383	5,998	6,280

Total cost of revenues	130,668	119,286	101,187

Gross profit	169,917	135,488	123,097
Operating expenses:
Sales and marketing	72,707	62,825	49,902
Product development and engineering	39,725	32,974	28,687
General and administrative	33,721	27,076	21,495
Amortization of intangible assets	26,242	19,549	15,753

Total operating expenses	172,395	142,424	115,837

Income (loss) from operations	(2,478)	(6,936)	7,260
Loss on derivative instruments, net	—	(4,435)	—
Interest income	667	629	453
Interest expense	(14,222)	(7,550)	(23)
Other expense, net	(989)	(1)	(389)

Other income (expense), net	(14,544)	(11,357)	41

Income (loss) before income taxes	(17,022)	(18,293)	7,301
Income tax provision (benefit)	2,082	(3,898)	5,596

Net income (loss)	$(19,104)	$(14,395)	$1,705

Basic net income (loss) per common share	$(0.52)	$(0.41)	$0.05

Diluted net income (loss) per common share	$(0.52)	$(0.41)	$0.05

Shares used in computing basic net income (loss) per common share	36,834	35,444	34,268

Shares used in computing diluted net income (loss) per common share	36,834	35,444	35,244

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net of tax	24	(3)	—
Minimum pension liability adjustments, net of tax	272	—	—
Foreign currency translation adjustments	16,980	(3,893)	(2,040)

Other comprehensive income (loss), net of tax	17,276	(3,896)	(2,040)

Comprehensive loss	(1,828)	(18,291)	(335)

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at June 30, 2011	34,625	$35	$408,375	$(4,524)	1,881	$(20,779)	$(97,433)	$285,674
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	519	—	5,717	—	(90)	992	—	6,709
Issuance of common stock in connection with warrant exercise, net of costs	1,000	1	8,452	—	—	—	—	8,453
Vesting of restricted stock awards	528	1	(1)	—	—	—	—	—
Stock compensation expense	—	—	13,768	—	—	—	—	13,768
Repurchase of common stock to be held in treasury					140	(2,504)		(2,504)
Tax benefit associated with non qualified stock option exercises and forfeitures	—	—	2,421	—	—	—	—	2,421
Net income	—	—	—	—	—	—	1,705	1,705
Foreign currency translation adjustment	—	—	—	(2,040)	—	—	—	(2,040)

Balances at June 30, 2012	36,672	$37	$438,732	$(6,564)	1,931	$(22,291)	$(95,728)	$314,186
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	361	—	4,320	—	(113)	1,337	—	5,657
Vesting of restricted stock awards	870	1	(1)	—	—	—	—	—
Stock compensation expense	—	—	18,031	—	—	—	—	18,031
Repurchase of common stock to be held in treasury					40	(934)		(934)
Tax benefit associated with non qualified stock option exercises and forfeitures	—	—	50	—	—	—	—	50
Derivative settlement, net of tax			9,445					9,445
Sale of warrants			28,730					28,730
Equity issuance costs			(125)					(125)
Net income	—	—	—	—	—	—	(14,395)	(14,395)
Unrealized loss on available for sale securities, net of tax			—	(3)				(3)
Foreign currency translation adjustment	—	—	—	(3,893)	—	—	—	(3,893)

Balances at June 30, 2013	37,903	$38	$499,182	$(10,460)	1,858	$(21,888)	$(110,123)	$356,749
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	255	—	3,796	—	(111)	1,309	—	5,105
Vesting of restricted stock awards	952	1	(1)	—	—	—	—	—
Stock compensation expense	—	—	22,821	—	—	—	—	22,821
Capitalized stock compensation expense			48					48
Issuance of common stock in connection with acquisition	114		3,746					3,746
Tax benefit associated with non qualified stock option exercises and forfeitures	—	—	560	—	—	—	—	560
Fair value of equity awards assumed in acquisition			225					225
Minimum pension liability adjustments, net of tax			—	272				272
Net income	—	—	—	—	—	—	(19,104)	(19,104)
Unrealized gain on available for sale securities, net of tax			—	24				24
Foreign currency translation adjustment	—	—	—	16,980	—	—	—	16,980

Balances at June 30, 2014	39,224	$39	$530,377	$6,816	1,747	$(20,579)	$(129,227)	$387,426

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2014	2013	2012
	(in thousands)
Operating activities
Net income (loss)	$(19,104)	$(14,395)	$1,705
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	26,242	19,549	15,753
Stock compensation expense	22,821	18,031	13,768
Depreciation and amortization of property and equipment	8,250	6,861	5,724
Deferred income tax benefit	(5,781)	(8,729)	(724)
Provision for allowances on accounts receivable	214	300	239
Excess tax benefits associated with stock compensation	(560)	(99)	(2,434)
Amortization of debt issuance costs	1,184	654	—
Amortization of debt discount	10,213	5,326	—
Amortization of premium on investments	366	—	—
Loss on derivative instruments, net	—	4,435	—
Loss on disposal of equipment	54	87	—
Loss (gain) on foreign exchange	35	21	38
Changes in operating assets and liabilities:
Accounts receivable	(5,690)	2,195	(4,024)
Prepaid expenses and other current assets	(1,853)	471	1,259
Other assets	(898)	930	(2,305)
Accounts payable	1,535	(93)	(52)
Accrued expenses	(2,253)	(2,290)	3,587
Deferred revenue	14,915	7,541	2,459
Other liabilities	2,531	781	422

Net cash provided by operating activities	52,221	41,576	35,415
Investing activities
Acquisition of businesses and assets, net of cash acquired	(153,491)	(30,323)	(27,375)
Purchase of cost-method investment	—	(3,000)	—
Purchases of available-for-sale securities	(28,453)	(9,477)	—
Proceeds from sales of available-for-sale securities	13,873	—	—
Purchases of held-to-maturity securities	(78)	(62)	(63)
Proceeds from held-to-maturity securities	55	62	63
Purchases of property and equipment, net	(12,652)	(10,106)	(9,128)
Proceeds from disposal of fixed assets	113	56	—

Net cash used in investing activities	(180,633)	(52,850)	(36,503)
Financing activities
Proceeds from issuance of convertible senior notes	—	189,750	—
Debt issuance costs	—	(5,882)	—
Proceeds from issuance of warrants, net of issue costs	—	25,776	—
Purchase of convertible note hedges	—	(42,390)	—
Proceeds from exercise of warrants, net	—	—	8,453
Proceeds from exercise of stock options and employee stock purchase plan	5,105	5,657	6,709
Repurchase of common stock	—	(934)	(2,504)
Excess tax benefits associated with stock compensation	560	99	2,434
Capital lease payments	—	(95)	(153)

Net cash provided by financing activities	5,665	171,981	14,939
Effect of exchange rate changes on cash	6,868	(1,956)	(1,003)

Increase (decrease) in cash and cash equivalents	(115,879)	158,751	12,848
Cash and cash equivalents at beginning of year	283,552	124,801	111,953

Cash and cash equivalents at end of year	$167,673	$283,552	$124,801

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$2,792	$1,347	$118
Income taxes	$5,023	$5,215	$2,806
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$3,746	$—	$—

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 30, 2014, 2013 and 2012

1. Organization and Nature of Business

Bottomline Technologies (de), Inc. is a Delaware corporation that markets and provides cloud-based payment, invoice and digital banking solutions to banks, corporations, insurance companies, and financial institutions around the world. Our solutions are used to streamline, automate and manage processes and transactions involving global payments, cash management, invoice receipt and approval, collections, risk mitigation, document management, reporting and document archive. Our products and services are sold to customers operating in many different industries throughout the world, but principally in the US, Europe and the Asia-Pacific region.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in our Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition (particularly revenue recognition associated with contracts accounted for on a percentage of completion basis), allowances for doubtful accounts, recoverability of deferred tax assets, determining the fair value associated with acquired assets and liabilities including deferred revenue, intangible asset and goodwill impairment, pension benefit obligations and certain other of our accrued liabilities. Actual results could differ from those estimates.

Foreign Currency Translation

We have various international subsidiaries in Europe, in the Asia-Pacific region and in Canada, whose functional currencies are either the British Pound Sterling, Swiss Franc or European Euro (in respect of our European subsidiaries), the Australian or New Zealand Dollar (in respect of our Asia Pacific subsidiaries) or the Canadian Dollar (in respect of our Canadian subsidiary). Assets and liabilities of all of our international subsidiaries have been translated into US dollars at year-end exchange rates, and results of operations and cash flows have been translated at the average exchange rates in effect during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses are included in results of operations as incurred and are not significant to our overall operations.

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2014 our cash equivalents consisted of demand deposit accounts and money market funds.

Marketable Securities

All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. At June 30, 2014 we held $23.8 million of marketable securities which consisted primarily of US treasury notes, residential mortgage-backed securities, and U.S. corporate debt securities.

Our held to maturity investments, all of which mature within one year, are recorded at amortized cost and interest income is recognized in earnings when earned. The cost of securities sold is determined based on the specific identification method. At June 30, 2014 and 2013 the amortized cost of our held-to-maturity investments approximated their fair value.

Our securities classified as available for sale are recorded at fair value, with all unrealized gains or losses recorded as a component of other comprehensive income or (loss). At June 30, 2014 and 2013, $13.2 million and $4.1 million, respectively, of our available for sale securities had maturities of less than one year and the remaining $10.5 million and $5.4 million, respectively, had maturities of between one and five years. At June 30, 2014 and 2013, our net unrealized loss associated with our investment securities was not significant.

The table below presents information regarding our marketable securities by major security type as of June 30, 2014 and 2013.

	June 30, 2014			June 30, 2013
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	80	23,725	23,805	55	9,470	9,525

Total marketable securities	$80	$23,725	$23,805	$55	$9,470	$9,525

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of June 30, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of June 30, 2014
	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
U. S. Corporate	$5,600	$9

Other Investments

We have certain other investments accounted for at cost, as we do not have the ability to exercise significant influence over the investees. The carrying value of these investments was $3.3 million as of June 30, 2014 and they are reported as a component of our other assets. The investments are evaluated periodically for indicators of impairment and impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. At June 30, 2014, we reviewed the carrying value of these investments and concluded that they were not impaired.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We had approximately $130 million of cash and cash equivalents invested with five financial institutions at June 30, 2014. Balances of cash and cash equivalents are typically in excess of any insurance, such as FDIC coverage, that may protect our deposits.

Our accounts receivable are reported in our consolidated balance sheet net of allowances for uncollectible accounts. We believe that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising our customer base. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom we have had no prior collections history, and collateral is generally not required. We maintain reserves for potential losses based on customer specific situations as well as our historic experience and such losses, in the aggregate, have not exceeded our expectations. There were no customers that, individually, accounted for more than 10% of our consolidated accounts receivable balance at June 30, 2014 or 2013. For the fiscal years ended June 30, 2014, 2013, and 2012, we had no customer that accounted for 10% or greater of our consolidated revenues.

Financial Instruments

The fair value of our financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable and accounts payable and our convertible senior notes are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair value of these financial instruments is discussed in Note 3—Fair Values of Assets and Liabilities.

Accounts Receivable

Accounts receivable include unbilled receivables of approximately $1.5 million and $1.4 million at June 30, 2014 and 2013, respectively. Unbilled receivables include revenues recognized on long-term contracts for which billings have not yet been presented to the customers, based on the contractually stipulated billing requirements.

Inventory

Inventory, all of which is categorized as finished goods, is stated at the lower of our cost of purchase (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost, net of accumulated amortization and depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Property and equipment	3-7 years

Software	3-5 years

Technical equipment	3-5 years

Building (Reading, England)	50 years

Leasehold improvements	Remaining lease term, inclusive of expected renewal periods

Periodically, based on specific transactions, we may assign a life outside of the general range of useful lives noted here if a particular asset’s estimated period of use falls outside of the normal range.

Goodwill and Other Intangible Assets

We initially record goodwill and other intangible assets at their estimated fair values, and we review these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment, historically during our fourth quarter.

Our specifically identifiable intangible assets, which consist principally of customer related assets and core technology, are reported net of accumulated amortization and are being amortized over their estimated useful lives at amortization rates that are proportional to each asset’s estimated economic benefit. We review the carrying value of these intangible assets annually, or more frequently if indicators of impairment are present.

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

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $1.0 million, $0.6 million, and $0.7 million for the years ended June 30, 2014, 2013 and 2012, respectively.

Shipping and Handling Costs

We expense all shipping, handling and delivery costs in the period incurred, generally as a component of equipment and supplies cost of revenues.

Commissions Expense

We record commissions as a component of sales and marketing expense when earned by the respective salesperson. Excluding certain software licenses within our Digital Banking segment, for which commissions are earned as revenue is recorded over the period of project performance, substantially all software commissions are earned in the month in which a customer order is received. Commissions associated with professional services are typically earned in the month that services are rendered. Commissions associated with post-contract customer support arrangements and subscription-based arrangements are typically earned when the customer is billed for the underlying contractual period. Commissions are normally paid within thirty days of the month in which they are earned.

Research and Development Expenditures

We expense research and development costs in the period incurred.

Debt Issuance Costs

We incurred certain third party costs in connection with our issuance of the convertible notes (the Notes), as defined in Note 10, principally related to underwriting and legal fees. These costs are included as part of other assets on our Consolidated Balance Sheet and are being amortized to interest expense ratably over the five-year term of the Notes.

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

Capitalized Software Costs

Capitalization of software development costs, other than software developed for internal use, which is discussed below, begins upon the establishment of technological feasibility. In the development of our products and our enhancements to existing products, technological feasibility is typically not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. For the years ended June 30, 2014, 2013 and 2012, there were no material costs capitalized since substantially all development costs were incurred prior to attaining technological feasibility.

We capitalize certain costs associated with internal use software, including software that we use in providing our hosted solutions, during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the years ended June 30, 2014 and 2013 we capitalized $4.4 and $1.5 million, respectively, in software development costs. For the years ended June 30, 2012 there were no material costs capitalized. We amortize capitalized software costs over estimated useful lives ranging from 2 to 7 years once the related project has been completed and deployed for customer use. At June 30, 2014 and 2013 the net carrying value of capitalized software was $5.6 and $1.6 million, respectively.

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

Our software arrangements often contain multiple revenue elements, such as software licenses, professional services, hardware and post-contract customer support. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met which, excluding post-contract customer support, is typically upon delivery. Revenue for post-contract customer support agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor specific objective evidence (VSOE). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. We do not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license using the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is recognized upon delivery of that element. Any remaining arrangement fee is then allocated to the software license. This has the effect of allocating any sales discount inherent in the arrangement to the software license fee.

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

Non-Software Arrangements

For arrangements governed by general revenue recognition literature, such as with our SaaS offerings or equipment and supplies only sales, we recognize revenue when four basic criteria are met. These criteria are similar to those governing software transactions: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectability is reasonably assured. For our SaaS offerings, revenue is generally recognized on a subscription or transaction basis over the period of performance.

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

We periodically charge up-front fees related to installation and integration services in connection with certain of our SaaS offerings. These fees typically do not have stand-alone value and are deferred and recognized as revenue ratably over the estimated customer relationship period (generally five to ten years). The revenue recognition period associated with these fees normally commences upon customer implementation.

Contract origination costs and incremental direct costs are expensed as incurred.

Arrangements Including Both Software and Non-Software Deliverables

Periodically we will enter an arrangement that contains both software and non-software deliverables. In such a transaction, the arrangement consideration is allocated to the software deliverables and non-software deliverables as a group, using the relative selling prices of each of the deliverables, by following the aforementioned selling price hierarchy. After this allocation is completed, the arrangement consideration allocated to the software deliverables is further allocated using the residual value method described above.

Regardless of the allocation methodology or the nature of the deliverables, we limit the amount of revenue that can be recognized for delivered items to the amount that is not contingent on future deliverables or subject to customer specific return or refund rights.

Earnings per Share

We calculate both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options or any other type of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

Comprehensive Income or Loss

Comprehensive income or loss includes all changes in equity during a period from non-owner sources, such as foreign currency translation adjustments, certain pension adjustments and unrealized gains and losses on available for sale securities.

Recent Accounting Pronouncements:

In June 2013, the Emerging Issues Task Force (EITF) reached final consensus on the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. This topic addresses the balance sheet presentation of a liability for an unrecognized tax benefit when settlement of the liability with the taxing authority would otherwise reduce a deferred tax asset for a net operating loss or tax credit carryforward under the provisions of the tax law. The EITF affirmed that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforward when settlement in this manner is permissible under the tax law. This standard is applicable for annual periods beginning after December 31, 2013, and for interim periods within those annual periods. Accordingly, we will apply this standard beginning July 1, 2014, the first quarter of our 2015 fiscal year. We anticipate that this will result in a reduction to non-current deferred tax assets and non-current other liabilities in our consolidated balance sheet. This will not have an impact on our consolidated statements of comprehensive income (loss) or cash flows.

In May 2014, the Financial Accounting Standards Board issued an accounting standard update which provides for new revenue recognition guidance. The new standard supersedes nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require more judgment and estimates within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. This standard is effective for us in our first quarter of our 2018 fiscal year using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

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

At June 30, 2014 and 2013, our assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2014				June 30, 2013
(in thousands)	Fair Value Measurements Using Input Types			Total	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$71,252	$—	$—	$71,252	$85,880	$—	$—	$85,880
Available for sale securities
Debt
U.S. Corporate	13,119	—	—	13,119	4,125	—	—	4,125
Residential mortgage-backed	5,537	—	—	5,537	2,846	—	—	2,846
Government—U.S.	5,069	—	—	5,069	2,499	—	—	2,499

Total available for sale securities	$23,725	$—	$—	$23,725	$9,470	$—	$—	$9,470

Fair Value of Financial Instruments

We have certain other financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the convertible senior notes (the Notes) more fully described in Note 10. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at June 30, 2014, and June 30, 2013, approximated fair value.

•

Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive loss in shareholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•

The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value of the Notes, $148.8 million at June 30, 2014, will be accreted over the remaining term to maturity to the principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $212.1 million as of June 30, 2014. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

4. Product and Business Acquisitions

2014 Acquisition Activity

During the year ended June 30, 2014, we completed four business acquisitions for aggregate purchase consideration of $170.6 million. Details of each acquisition follow below.

Andera

On April 3, 2014, we acquired Andera, Inc., (Andera) a Delaware corporation. Andera is a provider of innovative customer acquisition solutions, helping over 500 bank and credit union customers process new account applications online. The Andera acquisition extends our portfolio of payments and digital banking solutions. As purchase consideration we paid approximately $42.8 million in cash ($4.5 million of which will be held in escrow for 12 months from the date of the acquisition as a source for the satisfaction of indemnification obligations owed to us). We also issued 102,158 shares of our common stock to certain equity holders of Andera. These shares have stock vesting conditions tied to continuing employment and, as such, the shares are compensatory and we will recognize share based payment expense over the underlying stock vesting period. The accounting purchase price also includes $0.2 million related to unvested Andera stock options that we assumed in the acquisition. This amount reflects the fair value of the underlying awards that relate to pre-acquisition service periods.

In the preliminary allocation of the purchase price, which is set forth below, we recognized $25.9 million of goodwill which arose primarily from the synergies in our digital banking business, deferred tax liabilities arising from the business combination and the assembled workforce of Andera. The goodwill is not deductible for US income tax purposes. Andera’s operating results have been included in our operating results from the date of the acquisition forward as a component of the Digital Banking segment and all of the goodwill was allocated to this segment. Identifiable intangible assets of $21.8 million are being amortized over a weighted average useful life of eleven years.

The customer related assets, core technology and other intangible assets are being amortized over weighted average lives of eight years, thirteen years and three years, respectively.

At June 30. 2014 we were still finalizing our estimates of fair value for certain assets acquired and liabilities assumed. Accordingly, the purchase price allocation that follows is preliminary and subject to change as we finalize our fair value estimates. The preliminary allocation of the Andera acquisition purchase price as of June 30, 2014 is as follows:

(in thousands)
Current assets	$2,159
Property and equipment	1,244
Customer related intangible assets	13,749
Core technology	7,429
Other intangible assets	623
Goodwill	25,908
Current liabilities	(5,329)
Other liabilities	(2,803)

Total purchase price	$42,980

For the year ended June 30, 2014, revenues attributable to the Andera acquisition, in the aggregate, represented less than 1% of our consolidated revenues and Andera was integrated into our Digital Banking segment in a manner that makes tracking or reporting earnings specifically attributable to this acquisition impracticable. As the above acquisition was not material to our financial results, pro forma results of operations have not been presented.

Rationalwave

On January 29, 2014, we acquired Rationalwave Analytics, Inc. (Rationalwave), an early stage predictive analytics technology company, for a cash payment of $1.2 million and 113,731 shares of our common stock which was valued at approximately $3.7 million as of the acquisition date. We also issued 92,151 shares of our common stock to key Rationalwave equity holders joining us as employees. These shares of stock have vesting conditions tied to continuing employment and, as such, these shares are compensatory and we will recognize share based payment expense over the underlying stock vesting period. In the allocation of the purchase price we recognized $3.9 million of goodwill which arose partially due to the recognition of certain deferred tax liabilities in purchase accounting and anticipated future benefits arising from the acquisition. The goodwill is not deductible for income tax purposes. Identifiable intangible technology assets of $1.5 million are being amortized over an estimated useful life of five years. We plan to leverage the Rationalwave technology and predictive capabilities to the technology solutions we offer to our customers and as such the goodwill was allocated to multiple operating segments.

Simplex

On September 4, 2013, we acquired all of the remaining equity of Simplex, a UK-based corporation for a cash payment of £3.4 million (approximately $5.4 million based on exchange rates in effect at the acquisition date). The acquisition of Simplex was a business combination achieved in stages as we initially held, through our acquisition of Sterci, which is discussed below, a non-controlling interest in Simplex prior to our acquiring control on September 4, 2013. The accounting purchase price for Simplex of $15.2 million includes the acquisition date fair value of our non-controlling interest in Simplex of $5.6 million, plus the cash consideration paid on September 4, 2013, for the controlling interest in Simplex of $5.4 million. The accounting purchase price also includes the settlement of a preexisting relationship, specifically amounts due from Simplex, of $4.2 million. In the purchase price allocation below, our prior non-controlling interest in Simplex was initially included in the purchase price allocation of Sterci at fair value and was then reallocated to the Simplex assets acquired and liabilities assumed upon obtaining control of Simplex. We recognized $11.7 million of goodwill which is not deductible for income tax purposes, which arose primarily due to the recognition of certain deferred tax liabilities in purchase accounting, the assembled workforce of Simplex and synergies we expect to receive by leveraging Simplex with our existing financial messaging solutions. Simplex’s operating results have been included in our operating results from the date of the acquisition forward as a component of the Hosted Solutions segment and all of the goodwill was allocated to this segment. Identifiable intangible assets aggregating $4.5 million include customer related assets and other intangible assets and are being amortized over estimated useful lives of fifteen and four years, respectively.

For the year ended June 30, 2014, revenues attributable to the Simplex acquisition represented less than 2% of our consolidated revenues and Simplex was integrated into our existing business lines in a manner that makes tracking or reporting earnings specifically attributable to this acquisition impracticable.

Sterci

On August 20, 2013, we acquired Sterci, a Swiss corporation for a cash payment of 111.0 million Swiss Francs (approximately $121.0 million based on exchange rates in effect at the acquisition date).

We recognized $49.5 million of goodwill which arose primarily due to the recognition of certain deferred tax and pension liabilities in purchase accounting, the assembled workforce of Sterci and synergies that we expect to receive from the expansion of our financial messaging solutions. The goodwill is not deductible for income tax purposes.

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

For the year ended June 30, 2014, revenues attributable to the Sterci acquisition represented less than 10% of our consolidated revenues. For the year ended June 30, 2014, operations of Sterci generated a pre-tax loss of approximately $10.7 million, inclusive of $8.6 million in intangible asset amortization expense.

Sterci and Simplex are leading providers of financial messaging solutions utilizing the SWIFT global messaging network on behalf of more than 350 customers across 20 different countries. The Sterci and Simplex acquisitions, combined with our existing financial messaging business, create a new global center of excellence in financial messaging, providing solutions for banks, financial institutions and corporations around the world.

Set forth below is the allocation of the purchase price for the Sterci and Simplex acquisitions:

	Sterci	Simplex	Elimination	Total
	(in thousands)
Current assets	$25,076	$3,087	$—	$28,163
Property and equipment	3,344	487	—	3,831
Due from Simplex	4,242	—	(4,242)	—
Customer related intangible assets	48,732	4,338	—	53,070
Core technology	17,172	—	—	17,172
Other intangible assets	6,099	191	—	6,290
Investment in Simplex	5,596	—	(5,596)	—
Goodwill	49,516	11,704	—	61,220
Current liabilities	(12,649)	(3,646)	—	(16,295)
Pension liability	(9,528)	—	—	(9,528)
Other liabilities	(16,581)	(958)	—	(17,539)

Total purchase price	$121,019	$15,203	$(9,838)	$126,384

A reconciliation of cash paid to the accounting purchase price for these acquisitions as of June 30, 2014 is as follows.

	Sterci	Simplex	Elimination	Total
	(in thousands)
Cash paid	$121,019	$5,365	$—	$126,384
Settlement of preexisting relationship	—	4,242	(4,242)	—
Acquisition date fair value of the previously held equity interest	—	5,596	(5,596)	—

Total accounting purchase price	$121,019	$15,203	$(9,838)	$126,384

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

	Twelve Months Ended June 30,
	2014	2013
	(in thousands)
Revenues	$302,358	$285,632
Net loss	$(22,522)	$(25,505)
Net loss per basic and diluted share attributable to common stockholders	$(0.61)	$(0.72)

Acquisition expenses of approximately $4.3 million were expensed during the twelve months ended June 30, 2014, related to our fiscal year 2014 acquisitions, principally as a component of general and administrative expense.

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

In the allocation of the purchase price we recognized $0.2 million of goodwill, of which $0.1 million is deductible for income tax purposes in the US over a period of fifteen years. The goodwill is not deductible for income tax purposes in Germany. Prilos’ operating results have been included in our operating results from the date of the acquisition forward as a component of the Payments and Transactional Documents segment and all of the goodwill was allocated to this segment. Identifiable intangible assets of $0.4 million consist of customer related assets that are being amortized over a weighted average useful life of seven years.

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

In the allocation of the purchase price we recognized $0.8 million of goodwill which is deductible for US income tax purposes over a period of fifteen years. 5280’s operating results have been included in our operating results from the date of the acquisition forward as a component of the Payments and Transactional Documents segment and all of the goodwill was allocated to this segment. Identifiable intangible assets of $0.7 million consist of customer related assets and core technology that are being amortized over a weighted average useful life of ten years.

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

The allocation of the Albany acquisition purchase price as of June 30, 2013 is as follows:

(in thousands)
Current assets	$6,442
Property and equipment	334
Customer related intangible assets	21,786
Core technology	1,920
Other intangible assets	145
Goodwill	10,725
Current liabilities	(3,726)
Other liabilities	(5,489)

Total purchase price	$32,137

The valuation of acquired intangible assets for our acquisitions is estimated by performing projections of discounted cash flow, whereby revenues and costs associated with each intangible asset are forecasted to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The valuation assumptions also take into consideration our estimates of contract renewal, technology and customer attrition and revenue and expense projections.

5. Property and Equipment

Property and equipment consist of the following:

	June 30,
	2014	2013
	(in thousands)
Land	$324	$288
Buildings and improvements	12,834	10,527
Furniture and fixtures	4,992	4,377
Technical equipment	36,212	29,656
Software	29,677	18,517
Motor vehicles	73	172

	84,112	63,537
Less: Accumulated depreciation and amortization	48,211	39,906

	$35,901	$23,631

6. Goodwill and Other Intangible Assets

The increase in goodwill and our other intangible assets during 2014 was due principally to our current year acquisitions.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$206,294	$(88,184)	$118,110	11.8
Core technology	78,991	(45,552)	33,439	6.8
Other intangible assets	20,220	(8,265)	11,955	7.2

Total	$305,505	$(142,001)	$163,504

Unamortized intangible assets:
Goodwill			208,991

Total intangible assets			$372,495

	As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$131,382	$(69,927)	$61,455	11.0
Core technology	50,658	(35,847)	14,811	6.8
Other intangible assets	11,841	(5,235)	6,606	5.3

Total	$193,881	$(111,009)	$82,872

Unamortized intangible assets:
Goodwill			109,196

Total intangible assets			$192,068

Estimated amortization expense for fiscal year 2015 and subsequent fiscal years is as follows:

(in thousands)
2015	$29,044
2016	25,140
2017	20,317
2018	16,390
2019	14,672
2020 and thereafter	57,941

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Hosted Solutions	Digital Banking
Balance at June 30, 2012	$54,329	$36,225	$8,420
Goodwill acquired during the period	11,784	—	—
Purchase accounting and other adjustments	—	—	33
Reclassification	2,085	(2,085)	—
Impact of foreign currency translation	(1,336)	(259)	—

Balance at June 30, 2013	66,862	33,881	8,453
Goodwill acquired during the period	954	62,647	27,394
Impact of foreign currency translation	2,716	6,084	—

Balance at June 30, 2014	$70,532	$102,612	$35,847

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2014	2013
	(in thousands)
Employee compensation and benefits	$12,055	$8,149
Accrued income taxes payable	6,362	2,003
Sales and value added taxes	1,932	1,484
Professional fees	1,808	2,322
Accrued interest	237	237
Accrued royalties	218	323
Other	2,930	1,552

	$25,542	$16,070

8. Restructuring Costs

During fiscal year 2014, in response to recent acquisitions and business events, we realigned our workforce and recorded pre-tax restructuring expenses associated with severance related benefits of approximately $1.3 million and facility exit costs of approximately $0.1 million.

Restructuring charges recorded in fiscal 2014 were expensed as follows:

(in thousands)
Subscriptions and transactions cost of sales	$189
Service and maintenance cost of sales	119
Sales and marketing	712
Product development and engineering	125
General and administrative	226

$1,371

At June 30, 2014, our remaining liability for severance related benefits was as follows:

(in thousands)
Accrued severance benefits at June 30, 2013	$13
Additions charged to expense in 2014	1,306
Payments charged against the accrual	(846)

Accrued severance benefits at June 30, 2014	$473

In addition to the costs associated with severance related benefits noted above, we also recorded approximately $1.0 million of expense related to stock based compensation, primarily as a component of sales and marketing expense.

9. Commitments and Contingencies

Leases

We lease our principal office facility in Portsmouth, NH under a non-cancelable operating lease expiring in 2027. In addition, we have two five year options to further extend the term of this lease. Rent expense is fixed for the base term of the lease. We are also required to pay certain incremental operating costs above the base rent.

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

Rent expense, net of sublease income, for the fiscal years ended June 30, 2014, 2013 and 2012 was $5.4 million, $4.6 million, and $4.8 million, respectively. Sublease income for the fiscal years ended June 30, 2014, 2013 and 2012 was insignificant.

Future minimum annual rental commitments under our facilities, equipment, and vehicle leases at June 30, 2014 are as follows:

(in thousands)
2015	$4,698
2016	4,527
2017	4,360
2018	3,928
2019	3,713
2020 and thereafter	14,487

$35,713

Long Term Service Arrangements

We have entered into service agreements with initial minimum commitments ranging between one and six years that expire between the fiscal years 2015 and 2018, primarily for software licenses, hosting services and disaster recovery services. In addition to the base terms, we have certain options to extend the terms of the service agreements. Payments are fixed for the initial terms and are subject to increase in the event that we elect to extend the service.

Future minimum annual commitments under our long term service arrangements as of June 30, 2014 are as follows:

(in thousands)
2015	$5,989
2016	3,667
2017	1,370
2018	175

$11,201

Legal Matters

On February 12, 2013 R&N Check Corp (R&N) filed a lawsuit against us in the Superior Court of Rockingham County, New Hampshire. The lawsuit alleged breach of contract in connection with a patent purchase and settlement agreement that we entered into in January 2006 and sought unspecified damages and recovery of legal expenses. On March 18, 2013, we removed the lawsuit to the United States District Court for the District of New Hampshire. R&N thereafter filed a motion to remand the case to the New Hampshire state court, which was granted. The parties engaged in mediation in June 2013. In November 2013 the parties entered into a settlement agreement that, among other things, expanded our rights to the patent by removing certain ongoing payment obligations and settled the litigation between the parties, with the lawsuit being dismissed with prejudice. The settlement did not have a material impact on our consolidated financial statements.

We are, from time to time, a party to other legal proceedings and claims that arise out of the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require disclosure in, our financial statements.

10. Convertible Senior Notes

On December 12, 2012, we issued $189.8 million aggregate principal amount of our 1.50% Convertible Senior Notes maturing on December 1, 2017 (the Notes), inclusive of the underwriters’ exercise in full of their over-allotment option of $24.8 million. Cash interest at a rate of 1.50% per year began to accrue on December 12, 2012 and is payable semi-annually on June 1 and December 1 of each year beginning on June 1, 2013. We received net proceeds from the offering of approximately $167.3 million after adjusting for debt issue costs, including the underwriting discount, and the net cash used to purchase the Note Hedges and sell the Warrants which are discussed below.

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at June 30, 2014, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

The Notes were recorded upon issuance using a residual method of valuation, meaning since the Conversion Feature was initially a derivative instrument recorded at fair value we allocated debt proceeds to the Conversion Feature based on the fair value of that instrument and the residual proceeds were allocated to the Notes. The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding charge to interest expense.

The net carrying amount of the convertible notes at June 30, 2014 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(40,955)

Net carrying value	$148,795

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the convertible notes:

	Year Ended June 30,
	2014	2013
	(in thousands)
Contractual interest expense (cash)	$2,846	$1,573
Amortization of debt discount (non-cash)	10,213	5,326
Amortization of debt issue costs (non-cash)	1,184	654

	$14,243	$7,553

Effective interest rate of the liability component	6.88%	6.60%

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

The Warrants are also derivative instruments. A portion of the Warrants met the stockholders’ equity classification requirements upon issuance and, as such, were recorded in equity as of that date. Certain of the Warrants, however, did not satisfy the requirements necessary for classification within stockholders’ equity as, for the period of December 6, 2012 through December 12, 2012 we would have been required under certain circumstances to settle obligations with the counterparty to those Warrants in cash. Accordingly for this period the Warrants for which cash settlement might have been required were recorded as a derivative liability. The requirement to potentially cash settle a portion of the Warrants expired on December 12, 2012, and we did not incur any actual cash payment obligation during that period. On December 12, 2012 we re-measured the fair value of those Warrants that were initially recorded as a derivative liability and recorded a $2.8 million loss related to a change in fair value. Since as of December 12, 2012 we met the stockholders’ equity classification requirements, the fair value of the Warrants were reclassified to stockholders’ equity as of that date.

The Warrants are transactions that are separate from the terms of the Notes and the Note Hedges, and holders of the Notes and Note Hedges have no rights with respect to the Warrants.

11. Derivative Instruments

Our derivative instruments for the fiscal year ended June 30, 2014 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of June 30, 2014 each of these instruments continued to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

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

12. Postretirement Benefits

Defined Contribution Pension Plans

We have a 401(k) Plan (the Plan), whereby eligible US employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. We may contribute a discretionary matching contribution annually equal to 50% of each such participant’s deferred compensation up to the first 5% of their annual eligible compensation. We charged approximately $1.6 million, $1.4 million and $1.1 million to expense in the fiscal years ended June 30, 2014, 2013 and 2012, respectively, associated with our matching contribution for those years.

We have a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. We contribute 3% of the employee’s annual compensation as long as the individual contributes a minimum of 1% of their annual compensation to the plan. We charged approximately $1.0 million, $1.0 million and $0.9 million to expense in the fiscal years ended June 30, 2014, 2013 and 2012, respectively, under the GPPP.

We have a GPPP related to European employees from our Sterci acquisition and governed by local regulatory requirements. For fiscal year 2014 we contributed $1.2 million under the GPPP.

We are required by Australian government regulation to pay a certain percentage, currently 9%, of gross salary to a compliant Superannuation Fund for the benefit of our Australian employees. We charged approximately $0.2 million to expense in the fiscal years ended June 30, 2014, 2013 and 2012, respectively, reflecting our contribution to the Superannuation Fund.

Defined Benefit Pension Plan

As a result of our acquisition of Sterci in August 2013, we sponsor a defined benefit pension plan for our Swiss-based employees (the Swiss pension plan) that is governed by local regulatory requirements. As of June 30, 2014, we had 113 employees, which is approximately 9 percent of our workforce, covered under the

Swiss pension plan. The Swiss pension plan is governed by the Swiss Federal Law on Occupational Retirements, Survivors’ and Disability Pension plans. We use a third party pension fund, Profond, to administer this plan. We charged approximately $2.0 million to expense in the fiscal year ended June 30, 2014 related to this plan. The annual measurement dated for our pension benefits is June 30.

During fiscal year 2014, Profond decreased the pension benefit conversion rates over a five year period from a maximum of 7.2% to 6.8%, which will reduce the projected benefits at retirement for all employees. This event qualifies as a plan amendment and the prior service credit arising from this amendment is recorded as a component of accumulated other comprehensive income (loss) for the year ended June 30, 2014. In fiscal year 2015 we expect to recognize approximately $0.1 million as a component of net periodic benefit cost related to this plan amendment.

The accumulated benefit obligation (ABO) represents the obligations of a pension plan for past service as of the measurement date, which is the present value of benefits earned to date based on current compensation levels. The Swiss pension plan ABO as of June 30, 2014 was $34.5 million. The projected benefit obligation (PBO) is the ABO adjusted to reflect the impact of future compensation levels. The following table represents the PBO, change in plan assets, funded status and amounts recognized in our Consolidated Balance Sheet at June 30, 2014:

Pension Benefits
2014
(In thousands)
Change in benefit obligation:
Projected benefit obligation at August 20, 2013 (Sterci acquisition date)	$30,548
Service cost	2,170
Interest cost	594
Actuarial loss	1,635
Plan participant contributions	830
Benefits paid, net of transfers into plan	644
Plan change	(1,180)
Effect of foreign currency exchange rate changes	1,172

Projected benefit obligation at end of year	$36,413

Change in plan assets:
Fair value of plan assets at August 20, 2013	$21,020
Actual return on plan assets	1,595
Employer contribution	1,669
Plan participant contributions	830
Benefits paid, net of transfers into plan	644
Effect of foreign currency exchange rate changes	817

Fair value of plan assets at end of year	$26,575

Pension liability at June 30, 2014 (unfunded status)	$(9,838)

The amount recognized in our accumulated other comprehensive loss consists of the following:

Net prior service credit	$1,180
Net actuarial loss	(809)

Accumulated other comprehensive loss, before income taxes	$371

The net unfunded balance of our defined benefit pension plan is recorded as a non-current liability and all unrecognized gains or losses, net of tax, are recorded as a component of other comprehensive income (loss) within stockholders’ equity at June 30, 2014.

Pension Benefits
2014
Assumptions:
Weighted-average assumptions used to determine net benefit costs:
Discount rate	2.25%
Expected return on plan assets	4.00%
Rate of compensation increase	2.00%

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	2.00%
Expected return on plan assets	4.00%
Rate of compensation increase	2.00%

The fair value of plan assets for the Swiss pension plan was $26.6 million at June 30, 2014. As is customary with Swiss pension plans, the plan assets are invested in a collective fund with multiple employers through a Swiss insurance company. We do not have rights to the individual assets of the plan nor do we have investment authority over the assets of the plan. The collective fund maintains a variety of investment positions primarily in equity securities and highly rated debt securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements, and we further consider whether there are other indicators that the investment balances reported by the fund could be impaired. We concluded that no such impairment indicators were present at June 30, 2014.

The pension plan 2014 actual asset allocation as compared to Profond’s target asset allocations are as follows:

	Actual	Target
Asset Category:
Equity Securities	53%	50%
Fixed Income	31%	33%
Real Estate	14%	15%
Other	2%	2%

As of June 30, 2014, our estimated future benefit payments reflecting future service for the fiscal year ending June 30 were as follows:

Total
(In millions)
2015	$1.3
2016	1.3
2017	1.3
2018	1.6
2019	1.8
2020-24	9.8

Net periodic pension costs for the Swiss pension plan include the following components:

2014
(In thousands)
Components of net periodic (income) cost
Service cost	$2,170
Interest cost	594
Expected return on plan assets	(769)

Net periodic cost	$1,995

We expect to make a contribution of approximately $1.9 million to our pension plan in 2015 which is the legal funding regulation minimum for the Swiss pension plan.

13. Share Based Payments

We recognize expense for the estimated fair value of all share based payments to employees. We record expense associated with our share based payment awards on a straight-line basis over the award vesting period. For the fiscal years ended June 30, 2014, 2013, and 2012, we recorded expense of approximately $22.8 million, $18.0 million and $13.8 million, respectively, in connection with our share-based payment awards. For the fiscal years ended June 30, 2014, 2013 and 2012, we recognized tax benefits of $8.3 million, $6.7 million and $5.8 million, respectively, related to the expense recorded in connection with our share-based payment awards.

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

Our employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, we measure the fair value of these awards at intrinsic value (the value of our common stock less the employee purchase price) at the end of each reporting period. For the fiscal years ended June 30, 2014, 2013 and 2012, we recorded compensation cost of approximately $1.2 million, $1.2 million and $0.7 million, respectively, associated with our employee stock purchase plan. As a result of employee stock purchases in fiscal years 2014, 2013 and 2012, we issued approximately 111,000, 113,000 and 90,000 shares of our common stock, respectively. The aggregate intrinsic value of shares issued under the employee stock plan during fiscal years 2014, 2013 and 2012 was $1.2 million, $1.0 million and $0.8 million, respectively. At June 30, 2014, based on employee withholdings and our common stock price at that date, approximately 27,000 shares of common stock, with an approximate intrinsic value of $0.2 million would have been eligible for issuance were June 30, 2014 to have been a designated stock purchase date.

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

On November 14, 2013, we adopted Amendment No. 2 to our 2009 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the 2009 Plan by an additional 2,400,000 shares. The plan remained unchanged in all other respects.

Valuation and Related Activity

Compensation cost associated with stock options represented approximately $0.3 million of the total share based payment expense recorded for the fiscal year ended June 30, 2014. The stock options were valued using a Black Scholes method of valuation and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. There were no stock option grants during the fiscal year ended June 30, 2014, 2013, or 2012. During the fiscal year ended June 30, 2014, in connection with our acquisition of Andera, we assumed unvested options held by employees of Andera and converted those options into options to purchase Bottomline stock.

A summary of stock option and restricted stock activity for 2014 is as follows; in respect of shares available for grant, the shares are available for issuance by us as either a stock option or as a restricted stock award:

	Shares Available for Grant	Non-vested Stock		Stock Options
		Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share data)
Awards outstanding at June 30, 2013	2,806	1,840	$21.79	637	$11.06	4.10	$9,060
Plan amendment	2,400
Awards granted (1)	(1,412)	1,104	$29.30	—	$—
Awards assumed in acquisition		69	$35.06	28	$6.89
Shares vested		(946)	$20.67
Stock options exercised				(255)	$11.12
Awards forfeited (1)	129	(99)	$24.78	(3)	$9.20
Awards expired				(2)	$9.44

Awards outstanding at June 30, 2014	3,923	1,968	$26.85	405	$10.76	3.8	$7,759

Stock options exercisable at June 30, 2014				381	$11.00	3.5	$7,204

(1)	The 2009 Plan has a fungible share pool in which restricted stock awards are counted against the plan (or replenished within the plan, in respect of award forfeitures) as 1.28 shares for each one share of Common Stock subject to such restricted stock award.

The total intrinsic value of options exercised during the fiscal years ended June 30, 2014, 2013 and 2012 was approximately $5.5 million, $5.6 million and $7.9 million, respectively. The total fair value of stock options that vested during the fiscal years ended June 30, 2014, 2013 and 2012 was approximately $0.3 million, $0.8 million and $1.4 million, respectively. As of June 30, 2014, there was approximately $0.4 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 0.9 years.

The majority of our restricted stock awards vest over a four year period on a vesting schedule similar to our employee stock options; however, certain restricted stock awards vest over either a two or five year period and restricted stock awards granted to our non-employee directors upon his or her election to the Board of Directors and annually thereafter vest after a one year period. Restricted stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The total fair value of restricted stock awards that vested during the fiscal years ended June 30, 2014, 2013 and 2012 was approximately $30.1 million, $20.8 million and $12.3 million, respectively. We recorded expense of approximately $21.4 million associated with our restricted stock awards for the fiscal year ended June 30, 2014. As of June 30, 2014, there was approximately $50.3 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 1.6 years. Approximately 0.9 million shares of restricted stock awards vested during the year ended June 30, 2014.

Stock Issued in Acquisitions

During the fiscal year ended June 30, 2014, we issued 205,882 shares of our common stock as purchase consideration in our acquisition of Rationalwave. Of those shares, 92,151 were issued to key Rationalwave equity holders joining us as employees. Also during the fiscal year ended June 30, 2014, we issued 102,158 shares of our common stock as purchase consideration to equity holders of Andera, all of whom joined us as employees. Retention of key personnel in businesses we acquire is critical to us because it helps to ensure that we maximize the value of companies we acquire, which we believe is vitally important to our stockholders. Accordingly, in order to maximize the retention of these key employees, we attached forfeiture provisions to these shares. This requires key employees to stay in our employment, post-acquisition, in order to earn the full value of the stock. Although the shares were issued as purchase consideration, as a result of the forfeiture provisions they are categorized as compensatory awards. The forfeiture provisions on these shares typically lapse over a four year period.

Shares issued as purchase consideration with forfeiture provisions during fiscal 2014 are reflected in the below table. These shares were not issued out of our shareholder approved stock plans and do not represent grants or awards of shares from those plans.

	Non-vested Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Purchase consideration shares with forfeiture provisions	194	$34.04
Lapse of forfeiture provisions	(5)	$32.91
Shares forfeited	(8)	$35.06

Purchase consideration shares with forfeiture provisions outstanding at June 30, 2014	181	$34.03

14. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands, except per share data)
Numerator—basic and diluted:
Net income (loss)	$(19,104)	$(14,395)	$1,705

Denominator:
Shares used in computing basic net income (loss) per share attributable to common stockholders	36,834	35,444	34,268
Effect of dilutive securities	—	—	976

Shares used in computing diluted net income (loss) per share attributable to common stockholders	36,834	35,444	35,244

Basic net income (loss) per share attributable to common stockholders	$(0.52)	$(0.41)	$0.05

Diluted net income (loss) per share attributable to common stockholders	$(0.52)	$(0.41)	$0.05

At June 30, 2014, 2013 and 2012, approximately, 2.6 million, 2.9 million and zero shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share, respectively, as their effect on the calculation would have been anti-dilutive. As more fully discussed in Note 10, in December 2012 we issued convertible notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the year ended June 30, 2014, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

15. Operations by Industry Segments and Geographic Area

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

Similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also incorporates our healthcare products and our payments automation software for direct debit and receivables management and provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with the aforementioned products and services is typically recorded upon delivery. This segment also incorporates our check printing solutions in Europe as well as certain other solutions that are licensed on a subscription basis, revenue for which is typically recorded on a subscription or transaction basis or ratably over the expected life of the customer relationship.

Hosted Solutions. Our Hosted Solutions segment provides customers predominately with SaaS technology offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment incorporates our global financial messaging solutions, including the operating results of our recent acquisitions of Sterci and Simplex. While a portion of Sterci’s legacy product set was sold as an on-premise solution, our focus going forward is predominately on promoting our SaaS offerings. This segment also includes our Paymode-X solution. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

Digital Banking. Our Digital Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. Our cloud-based commercial banking products, including our online account opening solutions that we acquired through our acquisition of Andera, are offerings focused predominantly on medium-sized and small banks and financial institutions, and revenue for these products is typically recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship. Our customized banking solutions typically involve longer implementation periods and a significant level of professional services. Due to the customized nature of these products, revenue is generally recognized over the period of project performance on a percentage of completion basis. Periodically, we license these solutions on a subscription basis which has the effect of contributing to recurring revenue and the revenue predictability of future periods, but which also delays revenue recognition over a period that is longer than the period of project performance.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of intangible assets, impairment losses on equity investments, restructuring related charges, non-cash pension expenses and certain non-cash items related to our convertible notes. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments at predetermined rates that are established as a percentage of the segment’s budgeted revenues.

We do not track or assign our assets by operating segment.

We have presented segment information for the years ended June 30, 2014, 2013 and 2012 according to the segment descriptions above.

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$125,456	$120,590	$108,248
Hosted Solutions	107,360	67,504	58,548
Digital Banking	67,769	66,680	57,488

	$300,585	$254,774	$224,284

Segment measure of profit:
Payments and Transactional Documents	$36,249	$31,569	$26,097
Hosted Solutions	9,829	7,282	6,073
Digital Banking	6,772	3,799	8,207

Total measure of segment profit	$52,850	$42,650	$40,377

A reconciliation of the measure of segment profit to our GAAP income before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Total measure of segment profit	$52,850	$42,650	$40,377
Less:
Amortization of intangible assets	(26,242)	(19,549)	(15,753)
Stock-based compensation expense	(22,821)	(18,031)	(13,768)
Acquisition and integration related expenses	(4,563)	(10,827)	(1,987)
Restructuring expense	(1,371)	(1,179)	(1,609)
Non-cash pension expense	(331)	—	—
Loss on derivative instruments, net	—	(4,435)	—
Other income (expense), net	(14,544)	(6,922)	41

(Loss) income before income taxes	$(17,022)	$(18,293)	$7,301

The following depreciation expense amounts are included in the segment measure of profit (loss):

	Fiscal Year Ended June 30
	2014	2013	2012
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$2,231	$1,944	$1,646
Hosted Solutions	3,950	2,772	2,934
Digital Banking	2,069	2,145	1,144

Total depreciation expense	$8,250	$6,861	$5,724

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

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Revenues from unaffiliated customers:
United States	$171,641	$167,368	$152,358
United Kingdom	96,719	79,774	64,680
Continental Europe	29,047	4,311	3,954
Asia-Pacific	3,178	3,321	3,292

Total revenues from unaffiliated customers	$300,585	$254,774	$224,284

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	Fiscal Year Ended June 30,
	2014	2013
	(in thousands)
Long-lived assets:
United States	$36,856	$31,068
United Kingdom	6,611	3,602
Continental Europe	3,224	24
Asia-Pacific	157	119

Total long-lived assets	$46,848	$34,813

16. Income Taxes

Deferred tax assets and liabilities are calculated based on the differences between the financial reporting and tax basis of assets and liabilities and are measured by applying tax rates that are expected to be in effect when the differences reverse. Significant components of our deferred income taxes are as follows:

	June 30,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$19,364	$16,428
Deferred revenue	6,954	1,827
Stock compensation	5,823	5,724
Research and development and other credits	4,592	4,184
Accrued pension	2,365	0
Various accrued expenses	2,345	1,811
Property and equipment	463	621
Allowances and reserves	235	252
Other	50	176

Total deferred tax assets	42,191	31,023
Valuation allowance	(7,923)	(6,656)

Deferred tax assets, net of valuation allowance	34,268	24,367
Deferred tax liabilities:
Intangible assets	(36,171)	(9,804)
Convertible debt	(4,126)	(5,128)
Property and equipment	(3,324)	(2,178)
Other	(61)	(60)

Total deferred tax liabilities	(43,682)	(17,170)

Net deferred tax assets/(deferred tax liabilities)	$(9,414)	$7,197

We record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, we recorded a $7.9 million valuation allowance against certain deferred tax assets at June 30, 2014, given the uncertainty of recoverability of these amounts. The valuation allowance increased $1.3 million in fiscal year 2014 from fiscal year 2013 primarily due to acquired UK net operation loss carryforwards that we concluded will not more likely than not be realized as well as additional unbenefited losses incurred in continental Europe. Approximately $3.2 million of the valuation allowance will be reversed through additional paid-in capital if realized, as it relates to excess tax benefits arising from non-qualified stock option exercises occurring prior to our adoption of the expense recognition criteria for share based payments.

At June 30, 2014, we had US net operating loss carryforwards of $79.9 million, which expire at various times through fiscal year 2033. Included within this amount is approximately $51.4 million of excess tax deductions associated with restricted stock awards that have vested and with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the benefit will be recorded as an increase to additional paid-in capital. Approximately $42.5 million of the aforementioned excess tax benefits have not been reflected as a component of our deferred tax assets at June 30, 2014, as these amounts are recognized for financial reporting purposes only when they actually reduce currently payable income taxes. We also had foreign net operating loss carryforwards (primarily in Europe) of $14.3 million, which have no statutory expiration date. Included within this amount is approximately $0.6 million of excess tax deductions associated with restricted stock awards that have vested. When these excess tax benefits actually result in a reduction to currently payable income taxes, the benefit will be recorded as an increase to additional paid-in capital. These excess tax benefits have not been reflected as a component of our deferred tax assets at June 30, 2014, as these amounts are recognized for financial reporting purposes only when they actually reduce currently payable income taxes. We utilized approximately $13.5 million of net operating losses in 2014, consisting of $12.3 million utilized in the US and $1.2 million utilized in our foreign operations, predominately in Europe.

Our deferred tax liabilities were reduced by $0.6 million resulting from the enactment of legislation during fiscal year 2014 that decreased the UK statutory tax rates.

We have approximately $4.0 million of research and development tax credit carryforwards available, which expire at various points through fiscal year 2034. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

We record a deferred tax asset if we believe it is more likely than not that we will recover that asset against future taxable income. In making this determination we consider historical and projected financial results, the planned reversal of existing deferred tax liabilities that provide a source of future taxable income and the availability of tax planning strategies.

In making our assessment of US deferred tax asset recoverability at June 30, 2014, we considered our historical financial results, our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of a specific tax planning action that we implemented during fiscal year 2014 that will provide a significant future source of US taxable income. Based on our analysis, we concluded that it was more likely than not that our deferred tax assets will be recovered. However, if we are unable to generate sufficient future US taxable income all or a portion of our US deferred tax assets might become impaired which would give rise to the recognition of significant deferred tax expense in the period in which that determination was made.

As of June 30, 2014, we had approximately $4.1 million of total gross unrecognized tax benefits, of which approximately $3.9 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. Approximately $0.2 million of the gross unrecognized tax benefits resulted in a reduction to the valuation allowance, and approximately $1.3 million of the gross unrecognized tax benefits resulted in a reduction to tax credit carryforwards and other deferred tax assets. We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.2 million, as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

A summary of the changes in the gross amount of unrecognized tax benefits is shown below:

(in thousands)
Balance at July 1, 2011	$741
Additions related to current year tax positions	290
Reductions due to lapse of statute of limitations	(51)
Foreign currency translation	(22)

Balance at June 30, 2012	958
Additions related to current year tax positions	854
Additions related to prior year tax positions	129
Reductions due to lapse of statute of limitations	(77)
Reductions due to settlements	(21)
Foreign currency translation	(14)

Balance at June 30, 2013	1,829
Additions related to current year tax positions	2,265
Additions related to prior year tax positions	11
Reductions due to lapse of statute of limitations	(72)
Foreign currency translation	52

Balance at June 30, 2014	$4,085

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. To the extent that the accrued interest and penalties do not ultimately become payable, the amounts accrued will be derecognized and reflected as an income tax benefit in the period that such a determination is made. Our accrued interest and penalties related to uncertain tax positions as of June 30, 2014 and 2013, and recorded in each of the annual periods ending June 30, 2014, 2013, and 2012, were not significant.

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

The provision for (benefit from) income taxes consists of the following:

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
Current:
Federal	$1,464	$(173)	$2,108
State	80	21	645
Foreign	6,319	4,983	3,567

	7,863	4,831	6,320
Deferred:
Federal	42	(5,315)	202
State	(1,180)	(1,338)	151
Foreign	(4,643)	(2,076)	(1,077)

	(5,781)	(8,729)	(724)

	$2,082	$(3,898)	$5,596

The income tax expense (benefit) includes a tax benefit of $0.1 million in each of fiscal years 2014, 2013 and 2012, relating to a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations.

We recorded an increase to additional paid-in capital of $0.6 million during fiscal year 2014 for excess tax benefits from vesting of restricted stock awards and from non-qualified stock option exercises that reduced currently payable income taxes.

Net income (loss) before income taxes by geographic area is as follows:

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
United States	$(25,310)	$(29,129)	$(1,158)
United Kingdom	19,035	10,651	8,496
Continental Europe	(10,936)	(352)	(505)
Asia-Pacific	189	537	468

	$(17,022)	$(18,293)	$7,301

A reconciliation of the federal statutory rate to the effective income tax rate is as follows (certain prior year amounts in the reconciliation have been reclassified to conform to the fiscal year 2014 presentation):

	Year Ended June 30,
	2014	2013	2012
Tax expense (benefit) at federal statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal benefit	(7.3)	(7.4)	7.3
Foreign branch operations, net of foreign tax deductions	42.3	17.8	34.7
Convertible debt	0.0	5.5	—
Non-deductible acquisition costs	6.6	5.0	4.7
Changes in uncertain tax positions	12.7	3.9	3.1
Non-deductible other expenses	1.4	1.4	3.1
Non-deductible share-based payments	2.3	1.2	0.8
Non-deductible executive compensation	5.1	2.4	3.9
Non-deductible interest	5.3	0.0	0.0
Change in valuation allowance	1.2	0.6	1.6
Changes in tax laws or rates	(3.4)	(2.1)	(1.7)
Research and development credit	(2.5)	(5.2)	(3.4)
Tax rate differential on foreign earnings	(16.4)	(8.5)	(12.2)
Other	(0.1)	(0.9)	(0.3)

	12.2%	(21.3)%	76.6%

The excess of our effective tax rate over statutory tax rates was primarily due to our inability to utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, resulting in a higher overall tax rate.

17. Guarantees

We generally offer a standard warranty on our products and services, specifying that our software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, we offer, as an element of our standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs arising from claims of patent, copyright, trademark or other similar infringements by our software products. To date, we have not had any significant warranty or indemnification claims against our products. At June 30, 2014 and 2013, warranty accruals were not significant.

Certain of our arrangements with customers include clauses whereby we may be subject to penalties for failure to meet certain service level requirements; however, we have not incurred any related material penalties to date.

18. Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial data for the fiscal years ended June 30, 2013 and 2014. The quarterly earnings per share information is computed separately for each period. Therefore, the sum of the quarterly per share amounts may differ from the total year per share amounts.

	For the quarters ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
	(in thousands, except per share data)
Revenues	$61,689	$63,609	$64,444	$65,032	$67,249	$73,405	$78,252	$81,679
Gross profit	33,478	33,237	34,177	34,596	37,794	41,001	44,661	46,461
Net income (loss)	$18	$(7,040)	$(3,559)	$(3,814)	$(6,048)	$(7,265)	$(4,310)	$(1,481)

Basic net income (loss) per share	$0.00	$(0.20)	$(0.10)	$(0.11)	$(0.17)	$(0.20)	$(0.12)	$(0.04)
Diluted net income (loss) per share	$0.00	$(0.20)	$(0.10)	$(0.11)	$(0.17)	$(0.20)	$(0.12)	$(0.04)
Shares used in computing basic net income (loss) per share	34,909	35,284	35,644	35,941	36,214	36,667	37,081	37,374
Shares used in computing diluted net income (loss) per share	35,626	35,284	35,644	35,941	36,214	36,667	37,081	37,374

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (DE), INC.

By:	/s/ KEVIN M. DONOVAN
Kevin M. Donovan
Chief Financial Officer and Treasurer

Date: August 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ JOSEPH L. MULLEN Joseph L. Mullen	Chairman of the Board	August 28, 2014

/S/ ROBERT A. EBERLE Robert A. Eberle	President, Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2014

/S/ KEVIN M. DONOVAN Kevin M. Donovan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 28, 2014

/S/ JOSEPH L. BARRY JR. Joseph L. Barry Jr.	Director	August 28, 2014

/S/ MICHAEL J. CURRAN Michael J. Curran	Director	August 28, 2014

/S/ JENNIFER M. GRAY Jennifer M. Gray	Director	August 28, 2014

/S/ JEFFREY C. LEATHE Jeffrey C. Leathe	Director	August 28, 2014

/S/ JAMES L. LOOMIS James L. Loomis	Director	August 28, 2014

/S/ DANIEL M. MCGURL Daniel M. McGurl	Director	August 28, 2014

/S/ JAMES W. ZILINSKI James W. Zilinski	Director	August 28, 2014

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1*†	Asset Purchase Agreement dated August 5, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	2.1	11/9/2009

2.2*	Agreement and Plan of Merger dated as of March 29, 2011, by and among the Registrant, BlackJack Acquisition Corp., LAS Holdings, Inc. and H.I.G. Law Audit, LLC.	8-K	000-25259	2.1	4/1/2011

2.3	Share Purchase Agreement dated as of August 20, 2013, by and among the Registrant, Simon Kalfon, Philippe Meylan, Etienne Savatier and David Benarroch	8-K	000-25259	2.1	8/20/2013

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	000-25259	3.1	1/18/2013

3.2	Amended and Restated By-Laws of the Registrant, as amended.	10-K	000-25259	3.2	9/12/2007

4.1	Specimen Certificate for Shares of Common Stock.	S-1	333-67309	4.1	1/7/1999

4.2	Warrant dated September 14, 2009 issued by the Registrant to Bank of America, N.A.	10-Q	000-25259	4.1	11/9/2009

4.3	Registration Rights Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	4.2	11/9/2009

10.1	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp.	10-K	000-25259	10.33	9/28/2000

10.2	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.	10-K	000-25259	10.34	9/28/2000

10.3	Sublease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.35	9/28/2000

10.4	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.52	9/30/2002

10.5	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.	10-Q	000-25259	10.1	11/13/2001

10.6	Third Amendment to Sublease, effective as of June 30, 2010, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.45	9/10/2010

10.7	Fourth Amendment to Sublease, effective as of April 1, 2012, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.7	8/27/2012

10.8	Fifth Amendment to Sublease, effective as of March 12, 2014, between the Registrant and 325 Corporate Drive II, LLC.					X

10.9	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/14/2002

10.10	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.5	2/14/2002

10.11	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/12/2003

10.12	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland.	10-Q	000-25259	10.2	2/13/2004

10.13	Confirmation of Committed Business Overdraft Facility as of February 7, 2005 between Bottomline Technologies Europe Limited and Royal Bank of Scotland.	10-Q	000-25259	10.3	2/8/2005

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.14†	Services Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	1/14/2010

10.15	First Amendment to Services Agreement dated September 29, 2010 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.19	9/9/2011

10.16†	Second Amendment to Services Agreement dated September 27, 2010 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.20	9/9/2011

10.17†	Third Amendment to Services Agreement dated February 1, 2011 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.21	9/9/2011

10.18†	Fourth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	11/8/2011

10.19†	Fifth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	2/7/2012

10.20†	Sixth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.2	2/7/2012

10.21†	Seventh Amendment to Services Agreement dated October 25, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.3	2/7/2012

10.22†	Eighth Amendment to Services Agreement dated January 5, 2012 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	5/10/2012

10.23†	Ninth Amendment to Services Agreement dated January 13, 2012 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.2	5/10/2012

10.24#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.	S-1	333-67309	10.3	11/13/1998

10.25#	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan.	10-Q	000-25259	10.1	2/9/2006

10.26#	2009 Stock Incentive Plan, as amended.	8-K	000-25259	99.1	11/20/2013

10.27#	Form of Restricted Stock Agreement for UK Participants.	10-Q	000-25259	10.1	5/7/2010

10.28#	Form of Restricted Stock Agreement for Robert A. Eberle.	10-Q	000-25259	10.2	5/7/2010

10.29#	Form of Restricted Stock Agreement for US Participants.	10-Q	000-25259	10.3	5/7/2010

10.30#	Form of Stock Option Agreement for US Participants.	10-Q	000-25259	10.5	5/7/2010

10.31#	Form of Stock Option Agreement for UK Participants.	10-Q	000-25259	10.6	5/7/2010

10.32#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.	10-K	000-25259	10.16	9/14/2004

10.33#	Amended and Restated 2000 Employee Stock Purchase Plan.	8-K	000-25259	99.2	11/19/2010

10.34#	Form of Restricted Stock Agreement for Non-Employee Directors.	10-Q	000-25259	10.4	5/7/2010

10.35	Form of Indemnification Letter dated as of September 21, 2000.	10-Q	000-25259	10.1	11/14/2000

10.36#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.	10-Q	000-25259	10.1	2/12/2003

10.37#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.	10-Q	000-25259	10.2	2/12/2003

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.38#	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amendment and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002.	10-Q	000-25259	10.1	11/8/2005

10.39#	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amendment and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002.	10-Q	000-25259	10.2	11/8/2005

10.40#	Letter Agreement dated as of November 16, 2006 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.4	2/8/2007

10.41#	Executive Retention Agreement dated as of November 16, 2006 between the Registrant and Kevin M. Donovan.	10-Q	000-25259	10.6	2/8/2007

10.42#	Amendment dated November 14, 2013 to Letter Agreement dated November 18, 2010 with Joseph L. Mullen	10-Q	000-25259	10.1	5/9/2014

10.43#	Letter Agreement dated as of December 23, 2008 between the Registrant and Kevin M. Donovan.	10-Q	000-25259	10.3	2/6/2009

10.44#	Service Agreement dated November 22, 1999 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	11/8/2010

10.45#	Deed of Variation to Service Agreement dated February 18, 2011 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	5/6/2011

10.46#	Letter Agreement dated as of December 23, 2008 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.2	2/6/2009

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.					X

32.1	Section 1350 Certification of Principal Executive Officer.					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document .					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document .					X

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2014, 2013 and 2012, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income and Loss for the years ended June 30, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.