Form 10-Q
period 2014-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2014-11-07
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2014 was 39,907,372.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2014	June 30, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$171,578	$167,673
Marketable securities	25,000	23,805
Accounts receivable, net of allowance for doubtful accounts of $886 at September 30, 2014 and $862 at June 30, 2014	52,571	61,064
Deferred tax assets	13,328	13,904
Prepaid expenses and other current assets	12,122	14,334

Total current assets	274,599	280,780
Property and equipment, net	37,303	35,901
Goodwill	201,320	208,991
Intangible assets, net	150,840	163,504
Other assets	10,594	11,167

Total assets	$674,656	$700,343

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,549	$16,283
Accrued expenses	25,153	25,542
Deferred revenue	58,230	66,571

Total current liabilities	93,932	108,396
Convertible senior notes	151,464	148,795
Deferred revenue, non-current	15,445	15,997
Deferred income taxes	22,286	23,537
Other liabilities	13,568	16,192

Total liabilities	296,695	312,917

Stockholders’ equity:
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares—none	—	—
Common Stock, $.001 par value:
Authorized shares—100,000; issued shares—39,548 at September 30, 2014, and 39,224 at June 30, 2014; outstanding shares—37,855 at September 30, 2014, and 37,477 at June 30, 2014	40	39
Additional paid-in capital	537,422	530,377
Accumulated other comprehensive income (loss)	(7,053)	6,816
Treasury stock: 1,693 shares at September 30, 2014, and 1,747 shares at June 30, 2014, at cost	(19,953)	(20,579)
Accumulated deficit	(132,495)	(129,227)

Total stockholders’ equity	377,961	387,426

Total liabilities and stockholders’ equity	$674,656	$700,343

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2014	2013

Revenues:
Subscriptions and transactions	$40,871	$31,549
Software licenses	5,658	4,738
Service and maintenance	32,960	29,322
Other	1,854	1,640

Total revenues	81,343	67,249
Cost of revenues:
Subscriptions and transactions	19,328	15,344
Software licenses	395	366
Service and maintenance	13,284	12,519
Other	1,306	1,226

Total cost of revenues	34,313	29,455

Gross profit	47,030	37,794
Operating expenses:
Sales and marketing	19,202	16,242
Product development and engineering	11,681	8,407
General and administrative	8,277	8,486
Amortization of intangible assets	7,184	5,705

Total operating expenses	46,344	38,840

Income (loss) from operations	686	(1,046)
Other expense, net	(3,647)	(4,040)

Loss before income taxes	(2,961)	(5,086)
Income tax provision	307	962

Net loss	$(3,268)	$(6,048)

Basic and diluted net loss per share attributable to common stockholders:	$(0.09)	$(0.17)

Shares used in computing basic and diluted net loss per share attributable to common stockholders:	37,647	36,214

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	(12)	17
Minimum pension liability adjustments	(37)	—
Foreign currency translation adjustments	(13,820)	9,906

Other comprehensive income (loss), net of tax	(13,869)	9,923

Comprehensive income (loss)	$(17,137)	$3,875

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(3,268)	$(6,048)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	7,184	5,705
Stock compensation expense	6,331	5,032
Depreciation and amortization of property and equipment	2,509	1,832
Deferred income tax benefit	(1,241)	(544)
Provision for allowances on accounts receivable	79	47
Excess tax benefits associated with stock compensation	(51)	(116)
Amortization of debt issuance costs	296	296
Amortization of debt discount	2,669	2,486
Amortization of premium on investments	111	92
Loss on disposal of equipment	—	1
(Gain) loss on foreign exchange	11	(35)
Changes in operating assets and liabilities:
Accounts receivable	6,894	2,903
Prepaid expenses and other current assets	2,020	(426)
Other assets	17	(342)
Accounts payable	(3,950)	775
Accrued expenses	1,399	(1,847)
Deferred revenue	(6,496)	(1,639)
Other liabilities	375	369

Net cash provided by operating activities	14,889	8,541
Investing activities:
Acquisition of business, net of cash acquired	(685)	(108,918)
Purchases of held-to-maturity securities	(55)	(55)
Proceeds from sales of held-to-maturity securities	55	55
Purchase of available-for-sale securities	(4,282)	(13,629)
Proceeds from sales of available-for-sale securities	2,952	500
Proceeds from sale of property and equipment	—	28
Purchases of property and equipment, net	(5,897)	(3,346)

Net cash used in investing activities	(7,912)	(125,365)
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,307	1,596
Excess tax benefits associated with stock compensation	51	116

Net cash provided by financing activities	1,358	1,712
Effect of exchange rate changes on cash	(4,430)	5,148

Increase (decrease) in cash and cash equivalents	3,905	(109,964)
Cash and cash equivalents at beginning of period	167,673	283,552

Cash and cash equivalents at end of period	$171,578	$173,588

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2014, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2015. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 28, 2014.

Note 2—Recent Accounting Pronouncements

In June 2013, the Emerging Issues Task Force (EITF) reached final consensus on the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. This topic addresses the balance sheet presentation of a liability for an unrecognized tax benefit when settlement of the liability with the taxing authority would otherwise reduce a deferred tax asset for a net operating loss or tax credit carryforward under the provisions of the tax law. The EITF affirmed that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforward when settlement in this manner is permissible under the tax law. This standard is applicable for annual periods beginning after December 31, 2013, and for interim periods within those annual periods. We adopted this standard prospectively effective July 1, 2014, resulting in a reduction of $2.3 million to non-current deferred tax assets and non-current other liabilities in our consolidated balance sheet. This did not have an impact on our consolidated statements of comprehensive income (loss) or cash flows.

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update which provides for new revenue recognition guidance. The new standard supersedes nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require more judgment and estimates within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. This standard is effective for us in our first quarter of our 2018 fiscal year using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

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

At September 30, 2014 and June 30, 2014, our assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2014				June 30, 2014
(in thousands)	Fair Value Measurements Using Input Types			Total	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$73,962	$—	$—	$73,962	$71,252	$—	$—	$71,252
Available for sale securities
Debt
US Corporate	13,088	—	—	13,088	13,119	—	—	13,119
Residential mortgage-backed	6,716	—	—	6,716	5,537	—	—	5,537
Government—US	5,122	—	—	5,122	5,069	—	—	5,069

Total available for sale securities	$24,926	$—	$—	$24,926	$23,725	$—	$—	$23,725

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the convertible senior notes (the Notes) more fully described in Note 10. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at September 30, 2014 and June 30, 2014, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive income/(loss) in shareholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•	The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value of the Notes, $151.5 million at September 30, 2014, will be accreted, over the remaining term to maturity, to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $217.2 million as of September 30, 2014. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of September 30, 2014 and June 30, 2014.

	September 30, 2014			June 30, 2014
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	74	24,926	25,000	80	23,725	23,805

Total marketable securities	$74	$24,926	$25,000	$80	$23,725	$23,805

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

As of September 30, 2014 (in thousands)
Due within 1 year	$13,488
Due in 1 year through 5 years	$11,438

Total	$24,926

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of September 30, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of September 30, 2014
	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
U.S. Corporate	$8,330	$14
Residential mortgage-backed	$1,348	$1
Government—US	$1,563	$1

Total	$11,241	$16

Note 4—Product and Business Acquisitions

Fiscal 2015 Acquisitions

Litco

On July 9, 2014, we acquired substantially all of the assets and assumed certain liabilities of Litco Systems Inc. (Litco) for $0.7 million in cash. Litco is a long-time reseller and integration partner of document automation products, principally in the Canadian marketplace. Customer related intangible assets are being amortized over an estimated useful life of six years. Litco’s operating results have been included in the results of the Payments and Transactional Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or earnings.

Acquisition expenses of approximately $0.1 million were expensed during the three months ended September 30, 2014 related to the Litco acquisition, principally as a component of general and administrative expense.

Fiscal 2014 Acquisitions

Andera

On April 3, 2014, we acquired Andera, Inc. (Andera) for purchase consideration of $42.8 million in cash. We also issued 102,158 shares of our common stock to certain equity holders of Andera. These shares have stock vesting conditions tied to continuing employment, and, as such, the shares are compensatory and we will recognize share based payment expense over the underlying stock vesting period. The accounting purchase price also includes $0.2 million related to unvested Andera stock options that we assumed in the acquisition. This amount reflects the fair value of the underlying awards that relate to pre-acquisition service periods.

At September 30, 2014, we were still finalizing our estimates of fair value for certain assets acquired and liabilities assumed. Accordingly, the purchase price allocation that follows is preliminary and subject to change as we finalize our fair value estimates. The preliminary allocation of the Andera acquisition purchase price as of September 30, 2014 is as follows:

(in thousands)
Current assets	$2,157
Property and equipment	1,226
Customer related intangible assets	13,749
Core technology	7,429
Other intangible assets	623
Goodwill	26,417
Current liabilities	(5,327)
Other liabilities	(3,294)

Total purchase price	$42,980

In addition, during fiscal 2014, we completed several other business acquisitions. Please refer to our disclosures included in the Annual Report on Form 10-K as filed with the SEC on August 28, 2014.

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

Note 5—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2014	2013
	(in thousands, except per share data)

Numerator-basic and diluted:
Net loss allocable to common stockholders	$(3,268)	$(6,048)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	37,647	36,214

Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.17)

At September 30, 2014, approximately 2.4 million shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive. As more fully discussed in Note 10, in December 2012 we issued the Notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the quarter ended September 30, 2014, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

In recent years, we changed the internal reporting classification of certain operating lines and the allocation of expenses between those operating lines. To ensure a consistent presentation, these changes are reflected for all periods presented.

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

Hosted Solutions. Our Hosted Solutions segment provides customers predominately with SaaS technology offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our global financial messaging and Paymode-X solutions. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

Digital Banking. Our Digital Banking segment provides solutions that are specifically designed for banking and financial institution customers. Our cloud-based commercial banking products, including our online account opening solutions that we acquired in fiscal year 2014 through our acquisition of Andera, are focused predominantly on medium-sized and small banks and financial institutions, and revenue for these products is typically recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship. Our customized banking solutions typically involve longer implementation periods and a significant level of professional services. Due to the customized nature of these products, revenue is generally recognized over the period of project performance on a percentage of completion basis. Periodically, we license these solutions on a subscription basis which has the effect of contributing to recurring revenue and the revenue predictability of future periods, but which also delays revenue recognition over a period that is longer than the period of project performance.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of intangible assets, impairment losses on equity investments, restructuring related charges, non-cash pension expenses and certain non-cash items related to our convertible notes. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

Segment information for the three months ended September 30, 2014 and 2013 according to the segment descriptions above, is as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$32,554	$30,543
Hosted Solutions	30,796	20,334
Digital Banking	17,993	16,372

Total segment revenue	$81,343	$67,249

Segment measure of profit:
Payments and Transactional Documents	$10,106	$9,662
Hosted Solutions	3,840	1,130
Digital Banking	965	820

Total measure of segment profit	$14,911	$11,612

A reconciliation of the measure of segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)

Total measure of segment profit	$14,911	$11,612
Less:
Amortization of intangible assets	(7,184)	(5,705)
Stock-based compensation expense	(6,331)	(5,032)
Acquisition and integration related expenses	(427)	(1,866)
Restructuring expense	(286)	(55)
Non-cash pension expense	3	—
Other expense, net	(3,647)	(4,040)

Loss before income taxes	$(2,961)	$(5,086)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$636	$619
Hosted Solutions	1,228	719
Digital Banking	645	494

Total depreciation expense	$2,509	$1,832

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

	Three Months Ended September 30,
	2014	2013
	(in thousands)

Revenues from unaffiliated customers:
United States	$45,919	$41,780
United Kingdom	24,979	22,342
Continental Europe	9,246	2,407
Asia-Pacific	1,199	720

Total revenues from unaffiliated customers	$81,343	$67,249

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	As of September 30,	As of June 30,
	2014	2014
	(in thousands)
Long-lived assets
United States	$37,866	$36,856
United Kingdom	6,969	6,611
Continental Europe	2,853	3,224
Asia-Pacific	209	157

Total long-lived assets	$47,897	$46,848

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

We recorded income tax expense of $0.3 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively. The income tax expense for the three months ended September 30, 2014 was principally due to tax expense associated with our UK operations, which was offset in part by a tax benefit associated with our US and Swiss operations. The income tax expense for the three months ended September 30, 2013 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations and by a discrete tax benefit from the enactment of legislation that decreased UK income tax rates.

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

The Notes we issued in December 2012 will result in a significant future expense burden for interest expense, in particular non-cash interest expense, as the debt is accreted to the principal amount due on maturity. In making our assessment of deferred tax asset recoverability, we considered our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of a specific tax planning action that we implemented in fiscal year 2014 and that we believe will provide a significant future source of US taxable income. Based on this analysis we concluded that it was more likely than not that our deferred tax assets will be recovered. However if we are unable to generate future US taxable income sufficient to overcome the expense burden of the Notes, all or a portion of our US deferred tax assets might become impaired which would give rise to the recognition of significant deferred tax expense in the period in which that determination was made.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$199,911	$(90,071)	$109,840	11.5
Core technology	76,952	(46,831)	30,121	6.6
Other intangible assets	19,739	(8,860)	10,879	6.9

Total	$296,602	$(145,762)	$150,840

Unamortized intangible assets:
Goodwill			201,320

Total intangible assets			$352,160

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$206,294	$(88,184)	$118,110	11.8
Core technology	78,991	(45,552)	33,439	6.8
Other intangible assets	20,220	(8,265)	11,955	7.2

Total	$305,505	$(142,001)	$163,504

Unamortized intangible assets:
Goodwill			208,991

Total intangible assets			$372,495

Estimated amortization expense for fiscal year 2015 and subsequent fiscal years is as follows:

(in thousands)
2015	$28,294
2016	24,384
2017	19,730
2018	15,850
2019	14,164
2020 and thereafter	55,602

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Hosted Solutions	Digital Banking
	(in thousands)
Balance at June 30, 2014	$70,532	$102,612	$35,847
Purchase accounting and other adjustments	—	(839)	509
Impact of foreign currency translation	(1,365)	(5,976)	—

Balance at September 30, 2014	$69,167	$95,797	$36,356

Note 9—Contingencies

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at September 30, 2014, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding charge to interest expense.

The net carrying amount of the convertible notes at September 30, 2014 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(38,286)

Net carrying value	$151,464

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the convertible notes:

	Quarter Ended September 30,
	2014	2013
	(in thousands)
Contractual interest expense (cash)	$712	$712
Amortization of debt discount (non-cash)	2,669	2,486
Amortization of debt issue costs (non-cash)	296	296

	$3,677	$3,494

Effective interest rate of the liability component	7.13%	6.74%

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

Note 11—Derivative Instruments

Our derivative instruments for the quarter ended September 30, 2014 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of September 30, 2014 each of these instruments continued to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Note 12—Postretirement Benefits

Defined Benefit Pension Plan

We sponsor a retirement plan for our Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under US GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan include the following components:

	Three months ended September 30 2014	Three months ended September 30 2013
	(In thousands)
Components of net periodic cost
Service cost	$592	$273
Interest cost	173	75
Prior service credit	(24)	—
Expected return on plan assets	(258)	(96)

Net periodic cost	$483	$252

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Without limiting the foregoing, the words may, will, should, could, expects, plans, intends, anticipates, believes, estimates, predicts, potential and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to and including the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors and elsewhere in this Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

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

Financial Highlights

For the three months ended September 30, 2014, our revenue increased to $81.3 million from $67.2 million in the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment ($10.5 million), our Payments and Transactional Documents segment ($2.0 million) and our Digital Banking segment ($1.6 million). The increased revenue contribution from our legal spend management, financial messaging and Paymode-X solutions accounted for the revenue increase in our Hosted Solutions segment. The revenue increase in our Payments and Transactional Documents segment was related to higher European revenue in our payment and document automation products. The Digital Banking segment’s revenue increase was primarily due to higher revenue as a result of our acquisition of Andera, Inc. (Andera) in the fourth quarter of fiscal 2014.

We had net loss of $3.3 million in the quarter ended September 30, 2014 compared to net loss of $6.0 million in the same quarter of the prior year. Our net loss for the three months ended September 30, 2014 was affected by the impact of increased operating expenses of $7.5 million offset, in part, by increased gross margins of $9.2 million. The increases in our operating expense categories was due primarily to the effect of our recent acquisitions including increased employee related costs as we continued to grow our business, including the impact of increased intangible asset amortization expense. The increase in our gross margin was driven by revenue increases in all of our reportable segments.

In the first quarter of fiscal year 2015, we derived approximately 45% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2014 related to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired deferred revenue and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on August 28, 2014.

Recent Accounting Pronouncements

In June 2013, the Emerging Issues Task Force (EITF) reached final consensus on the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. This topic addresses the balance sheet presentation of a liability for an unrecognized tax benefit when settlement of the liability with the taxing authority would otherwise reduce a deferred tax asset for a net operating loss or tax credit carryforward under the provisions of the tax law. The EITF affirmed that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforward when settlement in this manner is permissible under the tax law. This standard is applicable for annual periods beginning after December 31, 2013, and for interim periods within those annual periods. We adopted this standard prospectively effective July 1, 2014, resulting in a reduction of $2.3 million to non-current deferred tax assets and non-current other liabilities in our consolidated balance sheet. This did not have an impact on our consolidated statements of comprehensive income (loss) or cash flows.

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update which provides for new revenue recognition guidance. The new standard supersedes nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require more judgment and estimates within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. This standard is effective for us in our first quarter of our 2018 fiscal year using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

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

In recent years, we changed the internal reporting classifications of certain operating lines and the allocation of expenses between those operating lines. To ensure a consistent presentation, these changes are reflected for all periods presented.

The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended September 30,		Increase (Decrease) Between Periods 2014 Compared to 2013
	2014	2013
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$32,554	$30,543	$2,011	6.6
Hosted Solutions	30,796	20,334	10,462	51.5
Digital Banking	17,993	16,372	1,621	9.9

	$81,343	$67,249	$14,094	21.0

Segment measure of profit:
Payments and Transactional Documents	$10,106	$9,662	$444	4.6
Hosted Solutions	3,840	1,130	2,710	239.8
Digital Banking	965	820	145	17.7

Total measure of segment profit	$14,911	$11,612	$3,299	28.4

A reconciliation of the measure of segment profit to our GAAP loss for the three months ended September 30, 2014 and 2013, before the provision for income taxes, is as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Total measure of segment profit	$14,911	$11,612
Less:
Amortization of intangible assets	(7,184)	(5,705)
Stock-based compensation expense	(6,331)	(5,032)
Acquisition and integration related expenses	(427)	(1,866)
Restructuring expense	(286)	(55)
Non-cash pension expense	3	—
Other expense, net	(3,647)	(4,040)

Loss before income taxes	$(2,961)	$(5,086)

Payments and Transactional Documents. The revenue increase for the three months ended September 30, 2014 as compared to the same period in the prior fiscal year was primarily attributable to revenue increases of $0.9 million in software license revenue, $0.5 million in European service and maintenance revenue, $0.3 million in European subscriptions and transactions revenue and $0.3 million in other European revenue. The revenue increases include a favorable effect of foreign exchange rates of $1.3 million primarily associated with the British Pound Sterling which appreciated against the US Dollar when compared to the same period in the prior fiscal year. The segment profit increase of $0.4 million for the three months ended September 30, 2014 was primarily attributable to the revenue increases described above, partially offset by increased operating expenses of $1.0 million as compared to the three months ended September 30, 2013. We expect revenue and profit for the Payments and Transactional Documents segment to remain relatively consistent during the remainder of fiscal year 2015 primarily as a result of increased adoption of our payments and document automation products to new and existing customers.

Hosted Solutions. Revenues from our Hosted Solutions segment increased $10.5 million as compared to the same period in the prior fiscal year due primarily to increased revenue from our financial messaging solutions of $8.6 million and, to a lesser degree from increases in our legal spend management and Paymode-X solutions. The increase in our financial messaging solutions revenue includes the full quarter impact of revenue from our Sterci and Simplex acquisitions which we acquired in the quarter ended September 30, 2013, as well as increased revenue from our existing financial messaging business. Segment profit increased $2.7 million as compared to the same period in the prior fiscal year due to the increased revenue as described above and increased gross margins, partially offset by increased operating expenses of $3.9 million, primarily due to our overall business growth. We expect revenue and profit for the Hosted Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from our legal spend management, financial messaging and Paymode-X solutions.

Digital Banking. Revenues from our Digital Banking segment increased $1.6 million as compared to the same period in the prior fiscal year due to an increase in subscription and transactions revenue of $3.5 million, offset in part by a decrease in service and maintenance revenues of $1.9 million. The increase in subscription and transactions revenue was primarily due to our acquisition of Andera in the fourth quarter of fiscal year 2014. The decrease in service and maintenance revenue was principally due to the de-emphasis of certain large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. Segment profit increased $0.1 million for the three months ended September 30, 2014 as compared to the same period in the prior fiscal year, due primarily to the revenue increases described above, partially offset by increased product development costs of $0.9 million as we continued to invest in our digital banking solutions. We expect revenue and profit for the Digital Banking segment to remain relatively consistent for the remainder of the fiscal year as the Digital Banking segment continues to transition customers to hosted offerings.

Revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods
	2014		2013		2014 Compared to 2013
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$40,871	50.2	$31,549	46.9	$9,322	29.5
Software licenses	5,658	7.0	4,738	7.1	920	19.4
Service and maintenance	32,960	40.5	29,322	43.6	3,638	12.4
Other	1,854	2.3	1,640	2.4	214	13.0

Total revenues	$81,343	100.0	$67,249	100.0	$14,094	21.0

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $9.3 million was due principally to the increase in revenue contribution from our financial messaging solutions of $3.7 million and our digital banking solutions of $3.5 million and, to a lesser extent, from increases in our legal spend management and Paymode-X solutions. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of increased revenue from our Andera acquisition and from our legal spend management, financial messaging, digital banking and Paymode-X solutions.

Software Licenses. Revenue from software licenses increased in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. We expect software license revenues to increase during the remainder of fiscal year 2015, principally as a result of increased software license revenue from our Payments and Transactional Documents segment.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of increases from our financial messaging solutions of $4.9 million and European payments and document automation revenues of $0.5 million offset in part by a decrease in revenues from our Digital Banking segment revenues of $1.9 million as we continue to de-emphasize certain large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. The increased revenue includes the favorable effect of foreign exchange rates of $1.0 million primarily associated with the British Pound Sterling which appreciated against the US Dollar when compared to the same period in the prior fiscal year. We expect that service and maintenance revenues will remain relatively consistent during the remainder of the fiscal year.

Other. Our other revenues consist principally of equipment and supplies sales which remained relatively minor components of our overall revenue. We expect that other revenues will remain relatively consistent during the remainder of 2015.

Cost of revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods
	2014		2013		2014 Compared to 2013
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$19,328	23.8	$15,344	22.8	$3,984	26.0
Software licenses	395	0.5	366	0.6	29	7.9
Service and maintenance	13,284	16.3	12,519	18.6	765	6.1
Other	1,306	1.6	1,226	1.8	80	6.5

Total cost of revenues	$34,313	42.2	$29,455	43.8	$4,858	16.5

Gross profit	$47,030	57.8	$37,794	56.2	$9,236	24.4

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased slightly to 47% of subscription and transactions revenues in the three months ended September 30, 2014 compared to 49% of subscriptions and transactions revenues in the three months ended September 30, 2013, primarily due to improved gross margins in all of our operating segments. We expect that subscriptions and transactions costs will decrease slightly as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year.

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained relatively consistent at 7% of software license revenue in the three months ended September 30, 2014 compared to 8% in the same period of 2013. We expect that software license costs will remain consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 40% of service and maintenance revenues in the three months ended September 30, 2014 as compared to 43% of service and maintenance revenues in the three months ended September 30, 2013. This was driven principally by an improvement in software maintenance gross margins in certain of our financial messaging products. We expect that service and maintenance costs will remain relatively consistent as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Other. Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business. We expect that other costs will remain relatively consistent as a percentage of other for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended September 30,				Increase (decrease) Between Periods
	2014		2013		2014 Compared to 2013
	(in thousands)	As % of total revenues	(in thousands)	As % of total revenues	(in thousands)%
Operating expenses:
Sales and marketing	$19,202	23.6	$16,242	24.2	$2,960	18.2
Product development and engineering	11,681	14.4	8,407	12.5	3,274	38.9
General and administrative	8,277	10.2	8,486	12.6	(209)	(2.5)
Amortization of intangible assets	7,184	8.8	5,705	8.5	1,479	25.9

Total operating expenses	$46,344	57.0	$38,840	57.8	$7,504	19.3

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily as a result of an increase in employee related costs of $2.3 million and increased restructuring expenses of $0.2 million. We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products, particularly our digital banking and Paymode-X solutions and as a result of our recent acquisitions.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 increased principally as a result of an increase in headcount related costs of $2.8 million. We expect that product development and engineering expenses will increase during the remainder of the fiscal year as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our digital banking and legal spend management solutions as well as our European product offerings.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased slightly in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to a reduction in acquisition related costs of $1.5 million, partially offset by an increase in employee related costs. We expect general and administrative expenses will increase slightly during the remainder of the fiscal year.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013 occurred as a result of increased expense from intangible assets associated with our fiscal year 2014 acquisitions. We expect that total amortization expense for fiscal year 2015 will approximate $28.3 million.

Other Expense, Net

	Three Months Ended September 30,		Increase (decrease) Between Periods
	2014	2013	2014 Compared to 2013
	(in thousands)%
Interest income	$127	$226	$(99)	(43.8)
Interest expense	(3,646)	(3,491)	(155)	(4.4)
Other expense, net	(128)	(775)	647	83.5

Other expense, net	$(3,647)	$(4,040)	$393	9.7

Other Expense, Net. For the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, interest income decreased slightly as a result of lower average cash balances in the quarter ended September 30, 2014. The slight increase in interest expense is due to interest expense related to our Notes and consisted of cash interest expense of $0.7 million, amortization of debt discount of $2.7 million and amortization of debt issuance costs of $0.3 million. The decrease in other expense is due to a decrease in foreign exchange rate losses incurred in the three months ended September 30, 2014 compared with the three months ended September 30, 2013.

Provision for Income Taxes

We recorded income tax expense of $0.3 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively. The income tax expense for the three months ended September 30, 2014 was principally due to tax expense associated with our UK operations, which was offset in part by a tax benefit associated with our US and Swiss operations. The income tax expense for the three months ended September 30, 2013 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations and by a discrete tax benefit from the enactment of legislation that decreased UK income tax rates.

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

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the three months ended September 30, 2014 and 2013 are summarized in the tables below:

	September 30,	June 30,
	2014	2014
	(in thousands)
Cash and cash equivalents	$171,578	$167,673
Marketable securities	$25,000	$23,805
Long-term debt(1)	$151,464	$148,795

(1)	Our long-term debt consists of our convertible notes. The convertible notes are shown on our Consolidated Balance Sheet at their carrying value, which represents the principal balance of $189.8 million less unamortized discount.

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Cash provided by operating activities	$14,889	$8,541
Cash used in investing activities	(7,912)	(125,365)
Cash provided by financing activities	1,358	1,712
Effect of exchange rates on cash	(4,430)	5,148

Cash, cash equivalents and marketable securities. At September 30, 2014 our cash and cash equivalents of $171.6 million consisted primarily of cash deposits held at major banks and money market funds. The $3.9 million increase in cash and cash equivalents at September 30, 2014 from June 30, 2014 was primarily due to cash generated from operations of $14.9 million, cash generated from the exercise of employee stock options of $1.3 million and cash proceeds from the sale of available for sale investments of $3.0 million offset by cash used for the purchase of available for sale securities of $4.3 million, cash used to purchase property and equipment of $5.9 million and an unfavorable effect of foreign exchange rates on cash of $4.4 million.

At September 30, 2014 our marketable securities of $25.0 million consisted primarily of US treasury notes, residential mortgage-backed securities, and U.S. corporate debt securities.

Cash, cash equivalents and marketable securities included approximately $59.1 million held by our foreign subsidiaries as of September 30, 2014. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, the amounts would generally become subject to tax in the US to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the US was made.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Decreases in the foreign currency exchange rates of the British Pound, Swiss Franc, European Euro, and Australian Dollar to the US Dollar decreased our overall cash balances by approximately $4.4 million in the quarter ended September 30, 2014. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $6.3 million in the quarter ended September 30, 2014 versus the same quarter the prior year. The increase was primarily the result of an increase in cash provided by accounts receivable of $4.0 million, an increase in cash provided by prepaid expenses of $2.4 million, a decrease in cash used by accrued expense of $3.2 million and a decrease in net loss of $2.8 million and an increase in non-cash expenses of $3.1 million offset in part by a decrease of $4.9 million in cash used by deferred revenue and an increase in cash used for accounts payable of $4.7 million.

At September 30, 2014, we had US net operating loss carryforwards of $77.1 million, which expire at various times through fiscal year 2035 and foreign net operating loss carryforwards of $12.9 million, primarily in Europe, which have no statutory expiration date. We also have approximately $4.0 million of research and development tax credit carryforwards available which expire at various points through fiscal year 2034. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At September 30, 2014, a portion of the deferred tax assets associated with our US, European and Canadian operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. During the quarter ended September 30, 2014, we completed one business acquisition using cash of $0.7 million. The decrease in net cash used in investing activities for the three months ended September 30, 2014 versus the same quarter of the prior fiscal year was primarily due to the $108.9 million in cash used to fund prior period acquisitions as compared to the $0.7 million of cash we used during the current period and a decrease in the net cash used for the purchase of available for sale securities of $11.8 million. The decreases were partially offset by an increase in cash used to purchase fixed assets of $2.6 million.

Financing Activities. The decrease in cash provided by financing activities for the quarter ended September 30, 2014 as compared to the same quarter the prior year was due to a decrease of $0.3 million in cash provided by the exercise of stock options and purchases of stock under our employee stock purchase plan.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of September 30, 2014:

	Payment Due by Fiscal Year
	2015	2016-2017	2018-2019	Thereafter	Total
	(in thousands)
Long-term debt:
Principal payment	$—	$—	$189,750	$—	$189,750
Interest payments	2,846	5,693	1,423	—	9,962
Operating leases	3,475	9,012	7,827	14,359	34,673
Purchase commitments	4,922	5,094	175	—	10,191

Total contractual obligations	$11,243	$19,799	$199,175	$14,359	$244,576

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $0.9 million, has been excluded from the table above. These amounts have been excluded because, as of September 30, 2014, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2015 which is $1.9 million. We are unable to estimate contribution amounts for periods after fiscal year 2015.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2014 we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including interest rate changes, foreign currency exchange rate fluctuations, and derivative instruments classification. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on August 28, 2014, which is incorporated herein by reference.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors below do not reflect material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom, continental Europe and the Asia-Pacific region. During the three months ended September 30, 2014, approximately 45% of our revenues and 40% of our operating expenses were attributable to customers or operations located outside of North America. During the three months ended September 30, 2014 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar increased slightly. Future appreciation of the US Dollar against the British Pound Sterling, Swiss Franc, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses associated with our United Kingdom and European operations.

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

Servicing the notes or future indebtedness will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the notes or future indebtedness, resulting in a default under such indebtedness

Our ability to make scheduled payments of interest and, upon maturity or early conversion, the principal balance of the notes, depends on our future performance which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity financing on terms that may not be favorable to us or available to us at all. Our ability to refinance the notes will depend on the capital markets and our financial condition at that time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the notes or future indebtedness.

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

Certain derivative instruments issued in connection with the notes were classified within stockholders’ equity at September 30, 2014. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs (1)
July 1, 2014 — July 31, 2014	—	$—	—	$16,562,000
August 1, 2014 — August 31, 2014	—	$—	—	$16,562,000
September 1, 2014 — September 30, 2014	—	$—	—	$16,562,000

Total	—	$—	—	$16,562,000

(1)	In May 2012, our board of directors authorized a repurchase program for up to $20.0 million of our common stock. This repurchase program replaced the program that had been in place since April 2008.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 7, 2014	By:	/S/ KEVIN M. DONOVAN
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and June 30, 2014, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.