Form 10-Q
period 2014-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2015-02-06
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of January 30, 2015 was 39,870,095.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	December 31,	June 30,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,498	$167,673
Marketable securities	23,785	23,805
Accounts receivable net of allowances for doubtful accounts of $873 at December 31, 2014 and $862 at June 30, 2014	56,589	61,064
Deferred tax assets	14,452	13,904
Prepaid expenses and other current assets	10,888	14,334

Total current assets	269,212	280,780
Property and equipment, net	39,276	35,901
Goodwill	199,292	208,991
Intangible assets, net	142,141	163,504
Other assets	10,009	11,167

Total assets	$659,930	$700,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,158	$16,283
Accrued expenses	21,686	25,542
Deferred revenue	57,948	66,571

Total current liabilities	90,792	108,396
Convertible senior notes	154,180	148,795
Deferred revenue, non current	16,040	15,997
Deferred income taxes	21,691	23,537
Other liabilities	13,348	16,192

Total liabilities	296,051	312,917
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-39,808 at December 31, 2014 and 39,244 at June 30, 2014; outstanding shares-37,705 at December 31, 2014 and 37,477 at June 30, 2014	40	39
Additional paid-in-capital	543,761	530,377
Accumulated other comprehensive income (loss)	(15,235)	6,816
Treasury Stock: 2,103 shares at December 31, 2014 and 1,747 shares at June 30, 2014, at cost	(30,230)	(20,579)
Accumulated deficit	(134,457)	(129,227)

Total stockholders’ equity	363,879	387,426

Total liabilities and stockholders’ equity	$659,930	$700,343

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Revenues:
Subscriptions and transactions	$42,865	$34,845	$83,736	$66,394
Software licenses	5,423	5,463	11,081	10,201
Service and maintenance	32,180	31,369	65,140	60,691
Other	1,757	1,728	3,611	3,368

Total revenues	82,225	73,405	163,568	140,654
Cost of revenues:
Subscriptions and transactions	19,789	16,754	39,117	32,098
Software licenses	372	392	767	758
Service and maintenance	12,688	13,973	25,972	26,492
Other	1,264	1,285	2,570	2,511

Total cost of revenues	34,113	32,404	68,426	61,859

Gross profit	48,112	41,001	95,142	78,795
Operating expenses:
Sales and marketing	19,545	18,024	38,747	34,266
Product development and engineering	11,030	9,271	22,711	17,678
General and administrative	8,803	8,124	17,080	16,610
Amortization of intangible assets	7,000	8,174	14,184	13,879

Total operating expenses	46,378	43,593	92,722	82,433

Income (loss) from operations	1,734	(2,592)	2,420	(3,638)
Other expense, net	(3,587)	(3,391)	(7,234)	(7,431)

Loss before income taxes	(1,853)	(5,983)	(4,814)	(11,069)
Income tax provision	109	1,282	416	2,244

Net loss	$(1,962)	$(7,265)	$(5,230)	$(13,313)

Basic and diluted net loss per share:	$(0.05)	$(0.20)	$(0.14)	$(0.37)

Shares used in computing basic and diluted net loss per share:	37,759	36,667	37,703	36,441

Other comprehensive income (loss), net of tax:
Unrealized gain on available for sale securities	(9)	(1)	(21)	15
Minimum pension liability adjustments	(26)	—	(63)	—
Foreign currency translation adjustments	(8,147)	3,838	(21,967)	13,745

Other comprehensive income (loss), net of tax:	(8,182)	3,837	(22,051)	13,760

Comprehensive income (loss)	$(10,144)	$(3,428)	$(27,281)	$447

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2014	2013

Operating activities:
Net loss	$(5,230)	$(13,313)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	14,184	13,879
Stock compensation expense	12,429	10,567
Depreciation and amortization of property and equipment	5,017	3,938
Deferred income tax benefit	(2,380)	(845)
Provision for allowances on accounts receivable	110	125
Excess tax benefits associated with stock compensation	(70)	(455)
Amortization of debt issuance costs	592	592
Amortization of debt discount	5,385	5,016
Amortization of premium on investments	218	185
Loss on disposal of equipment	4	4
Loss (gain) on foreign exchange	73	(45)
Changes in operating assets and liabilities:
Accounts receivable	1,773	851
Prepaid expenses and other current assets	3,050	844
Other assets	278	(39)
Accounts payable	(3,344)	(1,056)
Accrued expenses	(1,703)	(1,798)
Deferred revenue	(4,723)	(233)
Other liabilities	767	706

Net cash provided by operating activities	26,430	18,923
Investing activities:
Acquisition of businesses, net of cash acquired	(4,195)	(110,118)
Purchases of held-to-maturity securities	(76)	(55)
Proceeds from sales of held-to-maturity securities	76	55
Purchase of available-for-sale securities	(8,085)	(16,316)
Proceeds from sales of available-for-sale securities	7,847	2,011
Purchases of property and equipment, net	(10,562)	(5,483)
Proceeds from disposal of property and equipment	—	36

Net cash used in investing activities	(14,995)	(129,870)
Financing activities:
Repurchase of common stock	(10,277)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,571	2,855
Excess tax benefits associated with stock compensation	70	455

Net cash (used in) provided by financing activities	(8,636)	3,310
Effect of exchange rate changes on cash	(6,974)	6,013

Decrease in cash and cash equivalents	(4,175)	(101,624)
Cash and cash equivalents at beginning of period	167,673	283,552

Cash and cash equivalents at end of period	$163,498	$181,928

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2014

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2015. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 28, 2014.

Note 2—Recent Accounting Pronouncements

In June 2013, the Emerging Issues Task Force (EITF) reached final consensus on the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. This topic addressed the balance sheet presentation of a liability for an unrecognized tax benefit when settlement of the liability with the taxing authority would otherwise reduce a deferred tax asset for a net operating loss or tax credit carryforward under the provisions of the tax law. The EITF affirmed that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforward when settlement in this manner is permissible under the tax law. This standard is applicable for annual periods beginning after December 31, 2013, and for interim periods within those annual periods. We adopted this standard prospectively effective July 1, 2014, resulting in a reduction of $2.3 million to non-current deferred tax assets and non-current other liabilities in our consolidated balance sheet. This did not have an impact on our consolidated statements of comprehensive income (loss) or cash flows.

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update which provides for new revenue recognition guidance. The new standard supersedes nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require more judgment and estimates within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. This standard is effective for us in our first quarter of our 2018 fiscal year using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. We are currently evaluating the method of adoption and the impact of this standard on our consolidated financial statements.

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

At December 31, 2014 and June 30, 2014, our assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2014				June 30, 2014
(in thousands)	Fair Value Measurements Using Input Types			Total	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$68,738	$—	$—	$68,738	$71,252	$—	$—	$71,252
Available for sale securities
Debt
US Corporate	11,038	—	—	11,038	13,119	—	—	13,119
Residential mortgage-backed	7,560	—	—	7,560	5,537	—	—	5,537
Government—US	5,117	—	—	5,117	5,069	—	—	5,069

Total available for sale securities	$23,715	$—	$—	$23,715	$23,725	$—	$—	$23,725

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the convertible senior notes (the Notes) more fully described in Note 10. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at December 31, 2014 and June 30, 2014, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive income/(loss) in shareholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•	The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value of the Notes, $154.2 million at December 31, 2014, will be accreted, over the remaining term to maturity, to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $202.1 million as of December 31, 2014. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of December 31, 2014 and June 30, 2014.

	December 31, 2014			June 30, 2014
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	70	23,715	23,785	80	23,725	23,805

Total marketable securities	$70	$23,715	$23,785	$80	$23,725	$23,805

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

As of December 31, 2014 (in thousands)
Due within 1 year	$11,106
Due in 1 year through 5 years	$12,609

Total	$23,715

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of December 31, 2014
	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
U.S. Corporate	$6,541	$14
Residential mortgage-backed	$3,547	$4
Government—US	$1,713	$—

Total	$11,801	$18

Note 4—Product and Business Acquisitions

Fiscal 2015 Acquisitions

Arian

On November 21, 2014, we acquired UK-based Arian Software Limited (Arian) for a cash payment of £2.3 million (approximately $3.5 million based on exchange rates in effect at the acquisition date) and 60,000 shares of our common stock. The common stock component of the purchase consideration was issued to certain equity holders of Arian who are now Bottomline employees. The common stock is subject to a vesting schedule tied to continued employment; as such we will record share-based payment expense over the underlying stock vesting period of four years. Arian a long-term partner, provides technology used in our financial messaging business. In the allocation of the purchase price we recognized $2.4 million of goodwill which is not deductible for income tax purposes. The goodwill arose principally due to anticipated future benefits arising from the acquisition. Identifiable intangible assets of $1.5 million, consisting of acquired technology and certain customer related intangible assets are being amortized over estimated useful lives of twelve years and nine years, respectively. Arian’s operating results have been included in the results of the Hosted Solutions segment from the date of the acquisition forward and did not have a material impact on our revenue or earnings.

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

Acquisition expenses of approximately $0.2 million were expensed during the six months ended December 31, 2014 related to the Arian and Litco acquisitions, principally as a component of general and administrative expense.

Fiscal 2014 Acquisitions

Andera

On April 3, 2014, we acquired Andera, Inc. (Andera) for purchase consideration of $42.8 million in cash. We also issued 102,158 shares of our common stock to certain equity holders of Andera. These shares have vesting conditions tied to continuing employment, and, as such, the shares are compensatory and we will recognize share based payment expense over the underlying vesting period. The accounting purchase price also includes $0.2 million related to unvested Andera stock options that we assumed in the acquisition. This amount reflects the fair value of the underlying awards that relate to pre-acquisition service periods.

At December 31, 2014, we were still finalizing our estimates of fair value for certain assets acquired and liabilities assumed. Accordingly, the purchase price allocation that follows is preliminary and subject to change as we finalize our fair value estimates. The preliminary allocation of the Andera acquisition purchase price as of December 31, 2014 is as follows:

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

Note 5—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands)
Numerator:
Net loss	$(1,962)	$(7,265)	$(5,230)	$(13,313)

Denominator:
Shares used in computing basic and diluted net loss per share	37,759	36,667	37,703	36,441

Basic and diluted net loss per share	$(0.05)	$(0.20)	$(0.14)	$(0.37)

For the three and six months ended December 31, 2014, 2.7 million and 2.6 million stock options and shares of restricted stock, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and six months ended December 31, 2013, 2.6 million and 2.8 million stock options and shares of restricted stock, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

As more fully discussed in Note 10, in December 2012 we issued the Notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the quarter ended December 31, 2014, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

We do not track or assign our assets by operating segment.

Segment information for the three and six months ended December 31, 2014 and 2013 according to the segment descriptions above, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$30,899	$31,426	$63,453	$61,969
Hosted Solutions	32,231	25,124	63,027	45,458
Digital Banking	19,095	16,855	37,088	33,227

	$82,225	$73,405	$163,568	$140,654

Segment measure of profit:
Payments and Transactional Documents	$8,863	$9,353	$18,969	$19,015
Hosted Solutions	4,536	(50)	8,376	1,080
Digital Banking	2,723	2,858	3,688	3,678

Total measure of segment profit	$16,122	$12,161	$31,033	$23,773

A reconciliation of the measure of segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands)
Total measure of segment profit	$16,122	$12,161	$31,033	$23,773
Less:
Amortization of intangible assets	(7,000)	(8,174)	(14,184)	(13,879)
Stock-based compensation expense	(6,098)	(5,535)	(12,429)	(10,567)
Acquisition and integration related expenses	(1,280)	(903)	(1,707)	(2,769)
Restructuring benefit (expense)	14	10	(272)	(45)
Non cash pension expense	(24)	(151)	(21)	(151)
Other expense, net	(3,587)	(3,391)	(7,234)	(7,431)

Loss before income taxes	$(1,853)	$(5,983)	$(4,814)	$(11,069)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$612	$605	$1,248	$1,118
Hosted Solutions	1,258	1,006	2,486	1,831
Digital Banking Solutions	638	495	1,283	989

Total depreciation expense	$2,508	$2,106	$5,017	$3,938

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands)
Revenues from unaffiliated customers:
United States	$48,436	$43,171	$94,355	$84,951
United Kingdom	23,677	24,144	48,657	46,486
Continental Europe	9,340	5,298	18,586	7,705
Asia-Pacific	772	792	1,970	1,512

Total revenues from unaffiliated customers	$82,225	$73,405	$163,568	$140,654

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	As of December 31,	As of June 30,
	2014	2014
	(in thousands)
Long-lived assets
United States	$39,536	$36,856
United Kingdom	7,012	6,611
Continental Europe	2,531	3,224
Asia-Pacific	206	157

Total long-lived assets	$49,285	$46,848

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

We recorded income tax expense of $0.1 million and $1.3 million for the three months ended December 31, 2014 and 2013, respectively. The income tax expense for the quarter ended December 31, 2014 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations. The tax expense also included a tax benefit of $0.3 million resulting from the enactment in December 2014 of the Tax Increase Prevention Act of 2014, which retroactively extended the US research and development credit for one year beginning January 1, 2014. The tax expense recorded for the quarter ended December 31, 2013 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations.

We recorded income tax expense of $0.4 million and $2.2 million for the six months ended December 31, 2014 and 2013, respectively. The tax expense recorded for the six months ended December 31, 2014 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations. The tax expense also included a tax benefit of $0.3 million resulting from the enactment in December 2014 of the Tax Increase Prevention Act of 2014, which retroactively extended the US research and development credit for one year beginning January 1, 2014. The tax expense recorded for the six months ended December 31, 2013 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations.

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

The Notes we issued in December 2012 will result in a significant future expense burden for interest expense, in particular non-cash interest expense, as the debt is accreted to the principal amount due on maturity. In making our assessment of deferred tax asset recoverability, we considered our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of a specific tax planning action that we implemented in fiscal year 2014 that we believe will provide a significant future source of US taxable income. Based on this analysis we concluded that it was more likely than not that our deferred tax assets will be recovered. However, if we are unable to generate future US taxable income sufficient to overcome the expense burden of the Notes, all or a portion of our US deferred tax assets might become impaired which would give rise to the recognition of significant deferred tax expense in the period in which that determination was made.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$195,797	$(92,530)	$103,267	11.3
Core technology	77,223	(48,377)	28,846	6.7
Other intangible assets	19,495	(9,467)	10,028	6.7

Total	$292,515	$(150,374)	$142,141

Unamortized intangible assets:
Goodwill			199,292

Total intangible assets			$341,433

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$206,294	$(88,184)	$118,110	11.8
Core technology	78,991	(45,552)	33,439	6.8
Other intangible assets	20,220	(8,265)	11,955	7.2

Total	$305,505	$(142,001)	$163,504

Unamortized intangible assets:
Goodwill			208,991

Total intangible assets			$372,495

Excluding the impact of intangible asset amortization arising from our acquisition of Intellinx, Ltd in January 2015 (see Note 13), estimated amortization expense for fiscal year 2015 and subsequent fiscal years is as follows:

(in thousands)
2015	$28,027
2016	24,023
2017	19,476
2018	15,637
2019	13,980
2020 and thereafter	55,182

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Hosted Solutions	Digital Banking
	(in thousands)
Balance at June 30, 2014	$70,532	$102,612	$35,847
Goodwill acquired during the period	—	2,363	—
Purchase accounting and other adjustments	—	(839)	509
Impact of foreign currency translation	(2,339)	(9,393)	—

Balance at December 31, 2014	$68,193	$94,743	$36,356

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at December 31, 2014, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding charge to interest expense.

The net carrying amount of the convertible notes at December 31, 2014 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(35,570)

Net carrying value	$154,180

Costs incurred in connection with our issuance of the Notes, principally related to underwriting and legal fees, are being amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the convertible notes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands)
Contractual interest expense (cash)	$711	$711	$1,423	$1,423
Amortization of debt discount (non-cash)	2,716	2,530	5,385	5,016
Amortization of debt issue costs (non-cash)	296	296	592	592

	$3,723	$3,537	$7,400	$7,031

Effective interest rate of the liability component	7.23%	6.83%	7.18%	6.79%

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

Note 11—Derivative Instruments

Our derivative instruments for the quarter ended December 31, 2014 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of December 31, 2014 each of these instruments continued to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Note 12—Postretirement Benefits

Defined Benefit Pension Plan

We sponsor a retirement plan for our Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under US GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan include the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands)
Components of net periodic cost
Service cost	$562	$628	$1,154	$901
Interest cost	164	172	338	247
Prior service credit	(23)	—	(47)	—
Expected return on plan assets	(245)	(223)	(503)	(319)

Net periodic cost	$458	$577	$942	$829

Note 13—Subsequent Event

On January 12, 2015, we acquired all of the outstanding share capital of Intellinx Ltd., an Israeli corporation, (Intellinx). Intellinx is a leading provider of cyber fraud and risk management solutions. Headquartered in Israel, Intellinx customers include some of the world’s leading banks and government agencies.

The consideration for the Intellinx acquisition consisted of approximately $66.7 million in cash ($6.8 million of which will be held in escrow as a source for the satisfaction of indemnification obligations owed to us) and 774,000 shares of our common stock. The common stock component of the purchase consideration was issued to certain equity holders of Intellinx who became employees of Bottomline. The common stock is subject to a vesting schedule tied to continued employment; as such we will record share based payment expense over the underlying stock vesting period which ranges from four to five years. A preliminary purchase price allocation for Intellinx is not yet available, however we anticipate that a significant component of the purchase price will be allocated to intangible assets including acquired technology, customer related assets and goodwill.

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

Overview

We power mission-critical business transactions. We help our customers optimize financially-oriented operations and build deeper customer and partner relationships by providing a trusted and easy-to-use set of cloud-based digital banking, fraud prevention, payment, financial document, insurance and healthcare solutions. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. A growing portion of our offerings are being sold as SaaS-based solutions and paid for on a subscription and transaction basis.

We offer hosted and on-premise solutions that banks use to provide cash management and treasury capabilities to their business customers, as well as solutions that banks and credit unions use to facilitate online account opening. We offer financial messaging solutions for banks and corporations around the world, via solutions that leverage the SWIFT global messaging network. We offer legal spend management solutions that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. We operate a cloud-based network that facilitates the exchange of electronic payments and invoices between buyers and their suppliers. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents, while our healthcare customers use our solutions to streamline patient revenue and financial processes. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents. With our acquisition of Intellinx Ltd. in January 2015, we also offer comprehensive cyber fraud and risk management solutions. These solutions are designed to non-invasively monitor and analyze user behavior to flag and, in certain cases, instantly stop suspicious activity.

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

Financial Highlights

For the six months ended December 31, 2014, our revenue increased to $163.6 million from $140.7 million in the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment ($17.6 million), our Digital Banking segment ($3.9 million) and our Payments and Transactional Documents segment ($1.5 million). The increased revenue contribution from our legal spend management, financial messaging and Paymode-X solutions accounted for the revenue increase in our Hosted Solutions segment. The Digital Banking segment’s revenue increase was primarily due to higher revenue as a result of our acquisition of Andera, Inc. (Andera) in the fourth quarter of fiscal 2014.

We had net loss of $5.2 million in the six months ended December 31, 2014 compared to net loss of $13.3 million in the six months ended December 31, 2013. Our net loss for the six months ended December 31, 2014 was affected by the impact of increased operating expenses of $10.3 million offset by increased gross margins of $16.3 million. The increases in our operating expense categories was due primarily to the effect of our recent acquisitions including increased employee related costs as we continued to grow our business. The increase in our gross margin was driven by revenue increases in all of our reportable segments.

In the first six months of fiscal year 2015, we derived approximately 43% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

We expect future revenue growth to be driven by our recently acquired cyber fraud and risk management solutions, our digital banking products, and our legal spend management, financial messaging and Paymode-X solutions.

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

Recent Accounting Pronouncements

In June 2013, the Emerging Issues Task Force (EITF) reached final consensus on the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. This topic addressed the balance sheet presentation of a liability for an unrecognized tax benefit when settlement of the liability with the taxing authority would otherwise reduce a deferred tax asset for a net operating loss or tax credit carryforward under the provisions of the tax law. The EITF affirmed that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforward when settlement in this manner is permissible under the tax law. This standard is applicable for annual periods beginning after December 31, 2013, and for interim periods within those annual periods. We adopted this standard prospectively effective July 1, 2014, resulting in a reduction of $2.3 million to non-current deferred tax assets and non-current other liabilities in our consolidated balance sheet. This did not have an impact on our consolidated statements of comprehensive income (loss) or cash flows.

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update which provides for new revenue recognition guidance. The new standard supersedes nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require more judgment and estimates within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. This standard is effective for us in our first quarter of our 2018 fiscal year using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. We are currently evaluating the method of adoption and the impact of this standard on our consolidated financial statements.

Results of Operations

Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

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

The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended December 31,		Increase (Decrease) Between Periods
	2014	2013	2014 compared to 2013
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$30,899	$31,426	(527)	(1.7)
Hosted Solutions	32,231	25,124	7,107	28.3
Digital Banking	19,095	16,855	2,240	13.3

	$82,225	$73,405	$8,820	12.0

Segment measure of profit:
Payments and Transactional Documents	$8,863	$9,353	(490)	(5.2)
Hosted Solutions	4,536	(50)	4,586	9,172.0
Digital Banking	2,723	2,858	(135)	(4.7)

Total measure of segment profit	$16,122	$12,161	$3,961	32.6

A reconciliation of the measure of segment profit to our GAAP loss for the three months ended December 31, 2014 and 2013, before the provision for income taxes, is as follows:

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Total measure of segment profit	$16,122	$12,161
Less:
Amortization of intangible assets	(7,000)	(8,174)
Stock-based compensation expense	(6,098)	(5,535)
Acquisition and integration related expenses	(1,280)	(903)
Restructuring benefit	14	10
Non-cash pension expense	(24)	(151)
Other expense, net	(3,587)	(3,391)

Loss before income taxes	$(1,853)	$(5,983)

Payments and Transactional Documents. The slight revenue decrease for the three months ended December 31, 2014 as compared to the same period in the prior fiscal year was primarily attributable to revenue decreases of $0.3 million in professional service revenue, $0.4 million in North American software maintenance revenue and $0.8 million in European software license revenue, offset in part by increases of $0.8 million in North American software license revenue and $0.2 million in European software maintenance revenue. The revenue decrease includes the unfavorable effect of foreign exchange rates of $0.5 million. The segment profit decrease of $0.5 million for the three months ended December 31, 2014 was primarily attributable to the revenue decreases described above as well as increased operating expenses of $0.2 million as compared to the three months ended December 31, 2013. We expect revenue and profit for the Payments and Transactional Documents segment to remain relatively consistent during the remainder of fiscal year 2015 primarily as a result of increased adoption of our payments and document automation products to new and existing customers.

Hosted Solutions. Revenues from our Hosted Solutions segment increased $7.1 million as compared to the same period in the prior fiscal year due primarily to increased revenue from our financial messaging solutions of $4.9 million and, to a lesser degree from increases in our legal spend management and Paymode-X solutions. Segment profit increased $4.6 million as compared to the same period in the prior fiscal year due to the increased revenue as described above and increased gross margins, partially offset by increased operating expenses of $1.4 million, primarily due to our overall business growth. We expect revenue and profit for the Hosted Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from our legal spend management, financial messaging and Paymode-X solutions.

Digital Banking. Revenues from our Digital Banking segment increased $2.2 million as compared to the same period in the prior fiscal year due to an increase in subscription and transactions revenue of $3.7 million, offset in part by a decrease in service and maintenance revenues of $1.5 million. The increase in subscription and transactions revenue was primarily due to the revenue contribution from our acquisition of Andera in the fourth quarter of fiscal year 2014. The decrease in service and maintenance revenue was principally due to the de-emphasis of certain large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. Segment profit decreased $0.1 million for the three months ended December 31, 2014 as compared to the same period in the prior fiscal year, as the revenue increases described above were offset by increased sales and marketing costs of $0.8 million and increased product development costs of $0.5 million as we continued to invest in our digital banking solutions. We expect revenue for the Digital Banking segment to increase slightly and profit to remain relatively consistent for the remainder of the fiscal year as we work to continue to transition customers to hosted offerings.

Revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods
	2014		2013		2014 compared to 2013
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$42,865	52.1	$34,845	47.5	$8,020	23.0
Software licenses	5,423	6.6	5,463	7.4	(40)	(0.7)
Service and maintenance	32,180	39.2	31,369	42.7	811	2.6
Other	1,757	2.1	1,728	2.4	29	1.7

Total revenues	$82,225	100.0	$73,405	100.0	$8,820	12.0

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $8.0 million was due principally to the increase in revenue contribution from our digital banking solutions of $3.7 million, our financial messaging solutions of $2.3 million and, to a lesser extent, from increases in our legal spend management and Paymode-X solutions. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of increased revenue contribution from our legal spend management, financial messaging, digital banking and Paymode-X solutions.

Software Licenses. Revenue from software licenses remained consistent in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 as an increase of $0.8 million in North American software license revenue was offset by a decrease of $0.8 million in European software license revenue. We expect software license revenues to increase during the remainder of fiscal year 2015, principally as a result of increased software license revenue from our Payments and Transactional Documents segment.

Service and Maintenance. The increase in service and maintenance revenues was primarily the result of increases from our financial messaging solutions of $2.7 million, offset in part by a decrease in revenues from our Digital Banking segment of $1.5 million, as we continue to de-emphasize certain large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions and a decrease of $0.5 million in our Payments and Transactional Documents segment. The service and maintenance revenue in the three months ended December 31, 2014 compared to the same period in the prior year includes the unfavorable effect of foreign exchange rates of $0.4 million. We expect that service and maintenance revenues will remain consistent during the remainder of the fiscal year as a result of decreases in revenue due to anticipated foreign currency fluctuations offset by increases in revenue from our Intellinx acquisition.

Other. Our other revenues consist principally of equipment and supplies sales which remained relatively minor components of our overall revenue. We expect that other revenues will remain relatively consistent during the remainder of 2015.

Cost of revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods
	2014		2013		2014 compared to 2013
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$19,789	24.1	$16,754	22.8	$3,035	18.1
Software licenses	372	0.5	392	0.5	(20)	(5.1)
Service and maintenance	12,688	15.4	13,973	19.0	(1,285)	(9.2)
Other	1,264	1.5	1,285	1.8	(21)	(1.6)

Total cost of revenues	$34,113	41.5	$32,404	44.1	$1,709	5.3

Gross profit	$48,112	58.5	$41,001	55.9	$7,111	17.3

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased slightly to 46% of subscription and transactions revenues in the three months ended December 31, 2014 compared to 48% of subscriptions and transactions revenues in the three months ended December 31, 2013, primarily due to improved gross margins in our Hosted Solutions and Payments and Transactional Documents segments, partially offset by decreased gross margins in our Banking Solutions segment. We expect that subscriptions and transactions costs will remain consistent as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year.

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 7% of software license revenue in the three months ended December 31, 2014 and 2013. We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 39% of service and maintenance revenues in the three months ended December 31, 2014 as compared to 45% of service and maintenance revenues in the three months ended December 31, 2013. This was driven principally by an improvement in software maintenance gross margins in certain of our European software products. We expect that service and maintenance costs will remain relatively consistent as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Other. Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business. We expect that other costs will remain relatively consistent as a percentage of other for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended December 31,				Increase (Decrease) Between Periods
	2014		2013		2014 compared to 2013
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$19,545	23.8	$18,024	24.6	$1,521	8.4
Product development and engineering	11,030	13.4	9,271	12.6	1,759	19.0
General and administrative	8,803	10.7	8,124	11.1	679	8.4
Amortization of intangible assets	7,000	8.5	8,174	11.1	(1,174)	(14.4)

Total operating expenses	$46,378	56.4	$43,593	59.4	$2,785	6.4

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 primarily as a result of an increase in employee related costs associated with increased marketing initiatives. We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products, including our digital banking and Paymode-X solutions and as a result of our recent acquisitions.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 increased principally as a result of an increase in headcount related costs of $1.2 million and increased professional services expense offset in part by a decrease in costs related to contract employees. We expect that product development and engineering expenses will increase during the remainder of the fiscal year as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our digital banking and legal spend management solutions as well as our European product offerings and as a result of our recent acquisitions.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 primarily due to an increase in employee related costs. We expect general and administrative expenses will increase slightly during the remainder of the fiscal year as a result of our recent acquisitions.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the quarter ended December 31, 2014 as compared to the quarter ended December 31, 2013 occurred primarily due to a reduction in amortization expense associated with intangible assets arising from our fiscal year 2014 acquisition of Sterci. Excluding the impact of intangible asset amortization arising from our acquisition of Intellinx Ltd. in January 2015, we expect that total amortization expense for fiscal year 2015 will approximate $28.0 million.

Other Expense, Net

	Three Months Ended December 31,		Increase (Decrease) Between Periods
	2014	2013	2014 compared to 2013
	(in thousands)%
Interest income	$137	$191	$(54)	(28.3)
Interest expense	(3,683)	(3,538)	(145)	(4.1)
Other expense, net	(41)	(44)	3	6.8

Other expense, net	$(3,587)	$(3,391)	$(196)	(5.8)

Other Expense, Net. For the three months ended December 31, 2014 as compared to the three months ended December 31, 2013, interest income decreased slightly as a result of lower average cash balances in the quarter ended December 31, 2014. The slight increase in interest expense is due to interest expense related to our Notes and consisted of cash interest expense of $0.7 million, amortization of debt discount of $2.7 million and amortization of debt issuance costs of $0.3 million

Provision for Income Taxes

We recorded income tax expense of $0.1 million and $1.3 million for the three months ended December 31, 2014 and 2013, respectively. The income tax expense for the quarter ended December 31, 2014 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations. The tax expense also included a tax benefit of $0.3 million resulting from the enactment in December 2014 of the Tax Increase Prevention Act of 2014, which retroactively extended the US research and development credit for one year beginning January 1, 2014. The tax expense recorded for the quarter ended December 31, 2013 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations.

The excess of our effective tax rate over statutory rates is due to our inability to utilize UK foreign tax credits in the determination of US taxable income. This has the effect of taxing certain income twice, once in the UK and again in the US, which results in a higher overall effective tax rate (or a decrease in our overall US tax benefit).

Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

Segment Information

The following tables represent our segment revenues and our segment measure of profit:

	Six Months Ended December 31,		Increase (Decrease) Between Periods
	2014	2013	2014 compared to 2013
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$63,453	$61,969	1,484	2.4
Hosted Solutions	63,027	45,458	17,569	38.6
Digital Banking	37,088	33,227	3,861	11.6

	$163,568	$140,654	$22,914	16.3

Segment measure of profit:
Payments and Transactional Documents	$18,969	$19,015	(46)	(0.2)
Hosted Solutions	8,376	1,080	7,296	675.6
Digital Banking	3,688	3,678	10	0.3

Total measure of segment profit	$31,033	$23,773	$7,260	30.5

A reconciliation of the measure of segment profit to our GAAP loss for the six months ended December 31, 2014 and 2013, before the provision for income taxes, is as follows:

	Six Months Ended December 31,
	2014	2013
	(in thousands)
Total measure of segment profit	$31,033	$23,773
Less:
Amortization of intangible assets	(14,184)	(13,879)
Stock-based compensation expense	(12,429)	(10,567)
Acquisition and integration related expenses	(1,707)	(2,769)
Restructuring expense	(272)	(45)
Non cash pension expense	(21)	(151)
Other expense, net	(7,234)	(7,431)

Loss before income taxes	$(4,814)	$(11,069)

Payments and Transactional Documents. The revenue increase of $1.5 million for the six months ended December 31, 2014, was primarily attributable to increased software license revenue of $0.9 million, increased subscription and transactions revenue of $0.3 million and other revenue of $0.2 million and includes the favorable effect of foreign exchange rates of $0.8 million. The segment profit remained consistent for the six months ended December 31, 2014 as increased gross margins were offset by increased operating expenses of $1.2 million.

Hosted Solutions. Revenues from our Hosted Solutions segment increased $17.6 million as compared to the same period in the prior fiscal year due primarily to increased revenue contributions from our financial messaging solutions of $13.5 million and, to a lesser extent, from revenue increases in our legal spend management and our Paymode-X solutions. The segment profit increase of $7.3 million as compared to the same period in the prior year was primarily the result of increased gross margins of $12.6 million, driven principally by our increase in revenues, offset in part by an increase in operating expenses of $5.3 million primarily related to the operating expenses of our Sterci and Simplex acquisitions.

Digital Banking. Revenues from our Digital Banking segment increased $3.9 million as compared to the same period in the prior fiscal year due to an increase in subscriptions and transactions revenue of $7.2 million largely related to the revenue contribution from our acquisition of Andera in the fourth quarter of fiscal year 2014, offset in part by a decrease of $3.2 million in service revenue as a result of a decrease in revenue contribution from large banking projects. The segment profit remained consistent as improvements in gross margin were offset by increased operating expenses of $2.3 million. The increased operating expenses are primarily the result of increased product development and sales and marketing expenses.

Revenues by category

	Six Months Ended December 31,				Increase Between Periods
	2014		2013		2014 compared to 2013
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$83,736	51.2	$66,394	47.2	$17,342	26.1
Software licenses	11,081	6.8	10,201	7.3	880	8.6
Service and maintenance	65,140	39.8	60,691	43.1	4,449	7.3
Other	3,611	2.2	3,368	2.4	243	7.2

Total revenues	$163,568	100.0	$140,654	100.0	$22,914	16.3

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $17.3 million was due principally to the increased subscription and transaction revenue from our Hosted Solutions segment of $9.8 million. This overall increase includes increased revenue from our financial messaging solutions of $6.0 million and, to a lesser extent, our legal spend management solution. The increase in revenue was also attributable to increases in our Digital Banking segment of $7.2 million and our Payments and Transactional Documents segment of $0.3 million. The increase in our Digital Banking revenue was primarily attributable to our fiscal year 2014 acquisition of Andera.

Software Licenses. Software license revenues increased $0.9 million for the six months ended December 31, 2014, as compared to the prior year. The increase was primarily due to increased revenue in our North American Payments and Transactional Documents solutions offset in part by decreased revenue in our European Payments and Transactional Documents solutions.

Service and Maintenance. The increase in service and maintenance revenues of $4.4 million was primarily the result of increased service and maintenance revenues from our financial messaging solutions of $7.6 million, partially offset by a decrease in our Digital Banking segment of $3.4 million as we continue to de-emphasize certain large, highly customized banking projects.

Other. The slight increase in other revenues was principally due to an increase in revenue from our payments and transactional document products.

Cost of revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods
	2014		2013		2014 compared to 2013
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$39,117	23.9	$32,098	22.8	$7,019	21.9
Software licenses	767	0.5	758	0.6	9	1.2
Service and maintenance	25,972	15.9	26,492	18.8	(520)	(2.0)
Other	2,570	1.5	2,511	1.8	59	2.3

Total cost of revenues	$68,426	41.8	$61,859	44.0	$6,567	10.6

Gross profit	$95,142	58.2	$78,795	56.0	$16,347	20.7

Subscriptions and Transactions. Subscriptions and transactions costs remained consistent at 47% of subscriptions and transactions revenues in the six months ended December 31, 2014, as compared to 48% in the six months ended December 31, 2013.

Software Licenses. Software license costs remained consistent at 7% of software license revenues in the six months ended December 31, 2014 and 2013.

Service and Maintenance. Service and maintenance costs decreased slightly as a percentage of service and maintenance revenues to 40% in the six months ended December 31, 2014, as compared to 44% for the six months ended December 31, 2013. The decrease in service and maintenance costs as a percentage of revenue was primarily a result of improved margins in our Digital Banking, Hosted Solutions and Payments and Transactional Documents segments.

Other. Other cost of revenues remained consistent as a percentage of other revenue in the six months ended December 31, 2014, as compared to the six months ended December 31, 2013.

Operating Expenses

	Six Months Ended December 31,				Increase Between Periods
	2014		2013		2014 compared to 2013
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$38,747	23.7	$34,266	24.3	$4,481	13.1
Product development and engineering	22,711	13.9	17,678	12.6	5,033	28.5
General and administrative	17,080	10.4	16,610	11.8	470	2.8
Amortization of intangible assets	14,184	8.7	13,879	9.9	305	2.2

Total operating expenses	$92,722	56.7	$82,433	58.6	$10,289	12.5

Sales and Marketing. Sales and marketing expenses increased $4.5 million in the six months ended December 31, 2014, as compared to the six months ended December 31, 2013, primarily as a result of an increase in employee related costs of $3.3 million, largely due to the impact of our recent acquisitions.

Product Development and Engineering. The increase in product development and engineering expenses of $5.0 million was primarily attributable to a net increase in employee and contract employee and professional services related costs.

General and Administrative. The increase in general and administrative expenses of $0.5 million was principally attributable to an increase in employee and contract employee related costs.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the six months ended December 31, 2014, as compared to the six months ended December 31, 2013, occurred as a result of increased expense from intangible assets associated with our recent acquisitions.

Other Expense, Net

	Six Months Ended December 31,		Increase (Decrease) Between Periods
	2014	2013	2014 compared to 2013
	(in thousands)%
Interest income	$264	$417	$(153)	(36.7)
Interest expense	(7,329)	(7,029)	(300)	(4.3)
Other expense, net	(169)	(819)	650	79.4

Other expense, net	$(7,234)	$(7,431)	$197	2.7

Other Expense, Net. For the six months ended December 31, 2014, as compared to the six months ended December 31, 2013, interest income decreased as a result of a decrease in average cash balances. Interest expense increased as a result of interest expense related to our Notes issued in December 2012 and consisted of cash interest expense of $1.4 million, amortization of debt discount of $5.4 million and amortization of debt issuance costs of $0.6 million. The decrease in other expense is the result of an decrease in foreign exchange losses in the six months ended December 31, 2014 as compared to the six months ended December 31, 2013. We expect interest income and other expense, net to remain minor components of our overall operations.

Provision for Income Taxes

We recorded income tax expense of $0.4 million and $2.2 million for the six months ended December 31, 2014 and 2013, respectively. The tax expense recorded for the six months ended December 31, 2014 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations. The tax expense also included a tax benefit of $0.3 million resulting from the enactment in December 2014 of the Tax Increase Prevention Act of 2014, which retroactively extended the US research and development credit for one year beginning January 1, 2014. The tax expense recorded for the six months ended December 31, 2013 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations.

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

In January 2015, we utilized approximately $66.7 million of our cash to acquire Intellinx Ltd. Intellinx is a leading provider of cyber fraud and risk management solutions. Intellinx is headquartered in Israel and their customers include some of the world’s leading banks and government agencies.

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

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the six months ended December 31, 2014 and 2013 are summarized in the tables below:

	December 31,	June 30,
	2014	2014
	(in thousands)
Cash and cash equivalents	$163,498	$167,673
Marketable securities	$23,785	$23,805
Long-term debt(1)	$154,180	$148,795

(1)	Our long-term debt as of December 31, 2014, and June 30, 2014, consists of our convertible notes. The convertible notes are shown on our Consolidated Balance Sheet at their carrying value, which represents the principal balance of $189.8 million less unamortized discount.

	Six Months Ended December 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$26,430	$18,923
Cash used in investing activities	(14,995)	(129,870)
Cash provided by financing activities	(8,636)	3,310
Effect of exchange rates on cash	(6,974)	6,013

Cash, cash equivalents and marketable securities. At December 31, 2014, our cash and cash equivalents of $163.5 million consisted primarily of cash deposits held at major banks and money market funds. The $4.2 million decrease in cash and cash equivalents at December 31, 2014 from June 30, 2014, was primarily due to net cash used to acquire businesses and assets of $4.2 million, cash used for the purchase of available for sale securities of $8.1 million, cash used to purchase property and equipment of $10.6 million, cash used for the repurchase of common stock of $10.3 million and the unfavorable effect of exchange rates on cash of $7.0 million. These uses of cash were partially offset by cash generated from operations of $26.4 million, proceeds from the sale of available for sale securities of $7.8 million and cash generated from the exercise of employee stock options and our employee stock purchase plan of $1.6 million.

At December 31, 2014, our marketable securities of $23.8 million consisted primarily of US treasury notes, residential mortgage-backed securities, and U.S. corporate debt securities.

Cash, cash equivalents and marketable securities included approximately $56.4 million held by our foreign subsidiaries as of December 31, 2014. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, the amounts would generally become subject to tax in the US to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the US was made.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Decreases in the foreign currency exchange rates of the British Pound, Swiss Franc, European Euro, and Australian Dollar to the US Dollar decreased our overall cash balances by approximately $7.0 million in the six months ended December 31, 2014. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $7.5 million in the six months ended December 31, 2014 versus the same period the prior year. The increase was primarily the result of a decrease in our net loss of $8.1 million, an increase in cash provided by accounts receivable of $0.9 million, an increase in cash provided by prepaid expenses of $2.2 million and an increase in non-cash expenses of $2.6 million offset in part by a decrease of $4.5 million in cash used by deferred revenue and an increase in cash used for accounts payable of $2.3 million.

At December 31, 2014, we had US net operating loss carryforwards of $80.6 million, which expire at various times through fiscal year 2035, and foreign net operating loss carryforwards of $12.2 million, primarily in Europe, which have no statutory expiration date. We also have approximately $4.5 million of research and development tax credit carryforwards available which expire at various points through fiscal year 2035. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At December 31, 2014, a portion of the deferred tax assets associated with our US, European and Canadian operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. During the six months ended December 31, 2014, we completed two business acquisitions using cash of $4.2 million. The decrease in net cash used in investing activities for the six months ended December 31, 2014 versus the same quarter of the prior fiscal year was primarily due to the $110.1 million in cash used to fund prior period acquisitions as compared to the $4.2 million of cash we used during the current period. In the six months ended December 31, 2014 there was also a decrease in the net cash used for the purchase of available for sale securities of $14.1 million. The decreases were partially offset by an increase in cash used to purchase fixed assets of $5.1 million.

Financing Activities. The increase in cash used by financing activities for the six months ended December 31, 2014 as compared to the same period the prior year was primarily due to $10.3 million of cash used to repurchase shares of our common stock in the six months ended December 31, 2014 as well as a decrease of $1.3 million in cash provided by the exercise of stock options and purchases of stock under our employee stock purchase plan.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of December 31, 2014:

	Payment Due by Fiscal Year
	2015	2016-2017	2018-2019	Thereafter	Total
	(in thousands)
Long-term debt:
Principal payment	$—	$—	$189,750	$—	$189,750
Interest payments	1,423	5,693	1,423	—	8,539
Operating leases	2,304	9,608	8,416	15,383	35,711
Purchase commitments	3,744	5,782	797	156	10,479

Total contractual obligations	$7,471	$21,083	$200,386	$15,539	$244,479

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.0 million, has been excluded from the table above. These amounts have been excluded because, as of December 31, 2014, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2015 which is $1.9 million. We are unable to estimate contribution amounts for periods after fiscal year 2015.

Off-Balance Sheet Arrangements

During the six months ended December 31, 2014, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Acquisitions could disrupt our business and harm our financial condition

An active acquisition program is an important element of our corporate strategy. We have been a highly acquisitive company and we expect to continue to make acquisitions in the future. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	entrance into markets and operating geographies in which we have no or limited prior experience or knowledge;

•	failure to realize anticipated revenue increases for any number of reasons, including if a larger than expected number of acquired customers decline to renew software maintenance contracts or subscription based contracts, if we are unsuccessful in selling the acquired products to our customer base or if the acquired contract terms do not permit us to recognize revenue on a timely basis;

•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention or relocation expenses may be higher than expected;

•	write offs related to existing or acquired assets such as deferred tax assets, goodwill or other intangible assets;

•	inability to retain key personnel of the acquired company;

•	inadequacy of existing operating, financial and management information systems to support the combined organization, including the difficulty in integrating an acquired company’s accounting, financial reporting and other administrative systems to permit effective management;

•	difficulties implementing controls, procedures and policies appropriate for a public company at companies that, prior to the acquisition, may have lacked such controls, policies and procedures;

•	in the case of foreign acquisitions, challenges integrating operations across different cultures and languages and addressing the particular regulatory, economic, currency and political risks associated with different countries or regions;

•	diversion of management’s focus from our core business concerns;

•	dilution to existing stockholders and our earnings per share;

•	incurrence of substantial debt;

•	exposure to litigation from third parties, including claims related to intellectual property or other assets acquired or liabilities assumed; and

•	failure to realize anticipated benefits of the transaction due to the above factors or other factors.

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

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations and our future growth rates and success are in part dependent on our continued growth and success in international markets. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	currency exchange rate fluctuations, particularly with the British Pound Sterling, the Swiss Franc, the European Euro and the Israeli Shekel;

•	difficulties and costs of staffing and managing foreign operations;

•	differing regulatory and industry standards and certification requirements;

•	the complexities of tax laws in foreign jurisdictions;

•	reduced protection for intellectual property rights in some countries; and

•	import or export licensing requirements.

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom, continental Europe and the Asia-Pacific region. With our acquisition of Intellinx, Ltd. in January 2015 we are also doing business in Israel and , to a lesser extent, in Asia and Africa. During the six months ended December 31, 2014, approximately 43% of our revenues and 40% of our operating expenses were attributable to customers or operations located outside of North America. During the six months ended December 31, 2014 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar increased slightly. Future appreciation of the US Dollar against the British Pound Sterling, Swiss Franc, European Euro, Israeli Shekel or Australian Dollar will have the impact of reducing both our revenues and operating expenses associated with our United Kingdom and European operations.

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

Certain derivative instruments issued in connection with the notes were classified within stockholders’ equity at December 31, 2014. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	—	$—	—	$16,562,000
November 1, 2014 - November 30, 2014	409,688	25.09	409,688	$6,284,000
December 1, 2014 - December 31, 2014	—	—	—	$6,284,000

Total	409,688	$25.09	409,688

(a)	In May 2012, our board of directors authorized a repurchase program for up to $20.0 million of our common stock.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 6, 2015	By:	/S/ KEVIN M. DONOVAN
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2014 (unaudited) and June 30, 2014, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.