Form 10-Q
period 2015-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2015-05-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2015 was 40,925,277.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	June 30,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,403	$167,673
Marketable securities	23,924	23,805
Accounts receivable net of allowances for doubtful accounts of $914 at March 31, 2015 and $862 at June 30, 2014	64,214	61,064
Deferred tax assets	17,643	13,904
Prepaid expenses and other current assets	13,845	14,334

Total current assets	236,029	280,780
Property and equipment, net	41,737	35,901
Goodwill	209,572	208,991
Intangible assets, net	190,129	163,504
Other assets	11,300	11,167

Total assets	$688,767	$700,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,657	$16,283
Accrued expenses	24,165	25,542
Deferred revenue	70,644	66,571

Total current liabilities	108,466	108,396
Convertible senior notes	156,945	148,795
Deferred revenue, non current	16,750	15,997
Deferred income taxes	31,629	23,537
Other liabilities	15,145	16,192

Total liabilities	328,935	312,917
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-40,057 at March 31, 2015 and 39,224 at June 30, 2014; outstanding shares-37,910 at March 31, 2015 and 37,477 at June 30, 2014	40	39
Additional paid-in-capital	552,182	530,377
Accumulated other comprehensive income (loss)	(18,365)	6,816
Treasury Stock: 2,147 shares at March 31, 2015 and 1,747 shares at June 30, 2014, at cost	(31,738)	(20,579)
Accumulated deficit	(142,287)	(129,227)

Total stockholders’ equity	359,832	387,426

Total liabilities and stockholders’ equity	$688,767	$700,343

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues:
Subscriptions and transactions	$42,926	$35,095	$126,662	$101,489
Software licenses	5,074	5,543	16,155	15,744
Service and maintenance	32,124	35,873	97,264	96,564
Other	1,827	1,741	5,438	5,109

Total revenues	81,951	78,252	245,519	218,906
Cost of revenues:
Subscriptions and transactions	19,582	17,866	58,699	49,964
Software licenses	371	505	1,138	1,263
Service and maintenance	13,675	13,942	39,647	40,434
Other	1,285	1,278	3,855	3,789

Total cost of revenues	34,913	33,591	103,339	95,450

Gross profit	47,038	44,661	142,180	123,456
Operating expenses:
Sales and marketing	20,248	19,433	58,995	53,699
Product development and engineering	12,716	10,685	35,427	28,363
General and administrative	8,882	8,718	25,962	25,328
Amortization of intangible assets	8,002	4,784	22,186	18,663

Total operating expenses	49,848	43,620	142,570	126,053

Income (loss) from operations	(2,810)	1,041	(390)	(2,597)
Other expense, net	(4,600)	(3,573)	(11,834)	(11,004)

Loss before income taxes	(7,410)	(2,532)	(12,224)	(13,601)
Income tax provision	420	1,778	836	4,022

Net loss	$(7,830)	$(4,310)	$(13,060)	$(17,623)

Basic and diluted net loss per share:	$(0.21)	$(0.12)	$(0.35)	$(0.48)

Shares used in computing basic and diluted net loss per share:	37,762	37,081	37,723	36,654

Other comprehensive income (loss), net of tax:
Unrealized gain on available for sale securities	20	6	(1)	21
Minimum pension liability adjustments	(12)	—	(75)	—
Foreign currency translation adjustments	(3,138)	1,445	(25,105)	15,190

Other comprehensive income (loss), net of tax:	(3,130)	1,451	(25,181)	15,211

Comprehensive loss	$(10,960)	$(2,859)	$(38,241)	$(2,412)

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(13,060)	$(17,623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	22,186	18,663
Stock compensation expense	19,563	16,792
Depreciation and amortization of property and equipment	7,731	5,948
Deferred income tax benefit	(3,691)	(1,249)
Provision for allowances on accounts receivable	185	175
Excess tax benefits associated with stock compensation	(52)	(616)
Amortization of debt issuance costs	888	888
Amortization of debt discount	8,150	7,592
Amortization of premium on investments	313	280
Loss on disposal of equipment	4	5
Loss on foreign exchange	348	33
Changes in operating assets and liabilities:
Accounts receivable	(893)	(6,164)
Prepaid expenses and other current assets	329	(600)
Other assets	408	(140)
Accounts payable	(1,036)	(619)
Accrued expenses	(1,114)	1,475
Deferred revenue	9,341	14,481
Other liabilities	1,094	1,030

Net cash provided by operating activities	50,694	40,351
Investing activities:
Acquisition of businesses, net of cash acquired	(68,017)	(111,323)
Purchases of held-to-maturity securities	(76)	(55)
Proceeds from sales of held-to-maturity securities	76	55
Purchase of available-for-sale securities	(10,543)	(22,215)
Proceeds from sales of available-for-sale securities	10,097	9,053
Purchases of property and equipment, net	(15,629)	(9,100)
Proceeds from disposal of property and equipment	—	91

Net cash used in investing activities	(84,092)	(133,494)
Financing activities:
Repurchase of common stock	(12,612)	—
Proceeds from exercise of stock options and employee stock purchase plan	3,696	4,866
Excess tax benefits associated with stock compensation	52	616

Net cash (used in) provided by financing activities	(8,864)	5,482
Effect of exchange rate changes on cash	(9,008)	6,453

Decrease in cash and cash equivalents	(51,270)	(81,208)
Cash and cash equivalents at beginning of period	167,673	283,552

Cash and cash equivalents at end of period	$116,403	$202,344

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2015. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 28, 2014.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update which provides for new revenue recognition guidance. The new standard supersedes nearly all existing revenue recognition guidance. The core principle of the new standard is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require more judgment and estimates within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. This standard is currently effective for us on July 1, 2017 (the first quarter of our 2018 fiscal year) using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. In April 2015, the FASB issued a proposed one year deferral to the effective date of the new standard. If the proposed one year deferral is approved, the standard will become effective for us on July 1, 2018 (the first quarter of our 2019 fiscal year). We are currently evaluating the method of adoption and the impact of this standard on our consolidated financial statements.

In April 2015, the FASB issued an accounting standard update which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying value of the debt. This standard is effective for us on July 1, 2016 (the first quarter of our 2017 fiscal year) with early application permitted. Upon adoption of this standard, deferred debt issuance costs will be reclassified from non-current assets and shown as a reduction to the debt carrying value in our consolidated balance sheet. Deferred debt issuance costs were approximately $3.2 million at March 31, 2015. The adoption of this standard will have no impact on our consolidated statement of comprehensive income (loss) or cash flows.

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

At March 31, 2015 and June 30, 2014, our assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2015				June 30, 2014
(in thousands)	Fair Value Measurements Using Input Types			Total	Fair Value Measurements Using Input Types			Total
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$51,699	$—	$—	$51,699	$71,252	$—	$—	$71,252
Available for sale securities
Debt
US Corporate	11,194	—	—	11,194	13,119	—	—	13,119
Residential mortgage-backed	7,547	—	—	7,547	5,537	—	—	5,537
Government—US	5,118	—	—	5,118	5,069	—	—	5,069

Total available for sale securities	$23,859	$—	$—	$23,859	$23,725	$—	$—	$23,725

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the convertible senior notes (the Notes) more fully described in Note 10. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at March 31, 2015 and June 30, 2014, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive income/(loss) in shareholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•	The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value of the Notes, $156.9 million at March 31, 2015, will be accreted, over the remaining term to maturity, to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $210.4 million as of March 31, 2015. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of March 31, 2015 and June 30, 2014.

	March 31, 2015			June 30, 2014
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	65	23,859	23,924	80	23,725	23,805

Total marketable securities	$65	$23,859	$23,924	$80	$23,725	$23,805

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

As of March 31, 2015 (in thousands)
Due within 1 year	$12,727
Due in 1 year through 5 years	$11,132

Total	$23,859

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of March 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of March 31, 2015
	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
U.S. Corporate	$4,248	$2
Residential mortgage-backed	$3,575	$2

Total	$7,823	$4

Note 4—Product and Business Acquisitions

Fiscal 2015 Acquisitions

Intellinx

On January 12, 2015, we acquired all of the outstanding share capital of Intellinx Ltd. (Intellinx), an Israeli corporation. Intellinx is a provider of comprehensive cyber fraud and risk management solutions. As purchase consideration we paid approximately $66.7 million in cash ($6.8 million of which will be held in escrow as a source for the satisfaction of indemnification obligations owed to us) and 774,000 shares of our common stock. The common stock component of the purchase consideration was issued to certain former equity holders of Intellinx who became employees of Bottomline upon the closing of the acquisition. The common stock is subject to a vesting schedule tied to continued employment; as such we will record share based payment expense over the underlying stock vesting period which ranges from four to five years. Absent indemnification claims, the portion of the cash purchase consideration held in escrow will be reduced by 50% nine months from the acquisition date, with any remaining escrow balance released to the selling stockholders of Intellinx fifteen months from the acquisition date.

In the preliminary allocation of the purchase price we recognized $12.9 million of goodwill which is not deductible for income tax purposes. The goodwill arose principally due to the recognition of certain deferred tax liabilities in purchase accounting and the assembled workforce of Intellinx. The Intellinx goodwill was allocated to our Payments and Transactional Documents operating segment. Identifiable intangible assets of $55.9 million are being amortized over a weighted average useful life of twelve years. The intangible assets consisting of core technology, customer related assets and other intangible assets are being amortized over weighted average lives of thirteen years, thirteen years and five years, respectively.

At March 31, 2015 we were still finalizing our estimates of fair value for certain tangible and intangible assets acquired and liabilities assumed in the Intellinx acquisition. Accordingly, the purchase price allocation that follows is preliminary and subject to change as we finalize our fair value estimates. The preliminary allocation of the Intellinx acquisition purchase price as of March 31, 2015 is as follows:

(in thousands)
Current assets	$9,971
Property and equipment	299
Other assets	2,403
Customer related intangible assets	2,285
Core technology	52,711
Other intangible assets	937
Goodwill	12,899
Current liabilities	(4,208)
Other liabilities	(10,647)

Total purchase price	$66,650

For the nine months ended March 31, 2015, revenues attributable to the Intellinx acquisition represented less than 1% of our consolidated revenues. Intellinx’ pre-tax loss for the quarter ended March 31, 2015 was approximately $3.1 million. The pre-tax loss included $1.0 million of intangible asset amortization and $0.8 million of stock compensation expense.

Arian

On November 21, 2014, we acquired UK-based Arian Software Limited (Arian) for a cash payment of £2.3 million (approximately $3.5 million based on exchange rates in effect at the acquisition date) and 60,000 shares of our common stock. The common stock component of the purchase consideration was issued to certain equity holders of Arian who are now Bottomline employees. The common stock is subject to a vesting schedule tied to continued employment; as such we will record share-based payment expense over the underlying stock vesting period of four years. Arian, a long-term partner, provides technology used in our financial messaging business. In the allocation of the purchase price we recognized $2.4 million of goodwill which is not deductible for income tax purposes. The goodwill arose principally due to anticipated future benefits arising from the acquisition. Identifiable intangible assets of $1.5 million, consisting of acquired technology and certain customer related intangible assets are being amortized over estimated useful lives of twelve years and nine years, respectively. Arian’s operating results have been included in the results of the Hosted Solutions segment from the date of the acquisition forward and did not have a material impact on our revenue or earnings through the nine months ended March 31, 2015.

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

Acquisition expenses of approximately $1.8 million were expensed during the nine months ended March 31, 2015 related to the Intellinx, Arian and Litco acquisitions, principally as a component of general and administrative expense.

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

The allocation of the Andera acquisition purchase price as of March 31, 2015 is as follows:

(in thousands)
Current assets	$2,150
Property and equipment	1,226
Customer related intangible assets	13,749
Core technology	7,429
Other intangible assets	623
Goodwill	25,941
Current liabilities	(4,565)
Other liabilities	(3,573)

Total purchase price	$42,980

In addition, during fiscal 2014, we completed several other business acquisitions. Please refer to our disclosures included in the Annual Report on Form 10-K as filed with the SEC on August 28, 2014.

The valuation of acquired intangible assets for our acquisitions was estimated by performing projections of discounted cash flow, whereby estimated revenues and costs associated with each intangible asset are used to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The valuation assumptions also take into consideration our estimates of contract renewal, technology attrition and revenue projections.

Note 5—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Numerator:
Net loss	$(7,830)	$(4,310)	$(13,060)	$(17,623)

Denominator:
Shares used in computing basic and diluted net loss per share	37,762	37,081	37,723	36,654

Basic and diluted net loss per share	$(0.21)	$(0.12)	$(0.35)	$(0.48)

For the three and nine months ended March 31, 2015, 3.3 million and 2.8 million stock options and shares of restricted stock, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and nine months ended March 31, 2014, 2.4 million and 2.7 million stock options and shares of restricted stock, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

As more fully discussed in Note 10, in December 2012 we issued the Notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the quarter ended March 31, 2015, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

Similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also incorporates our healthcare products and our payments automation software for direct debit and receivables management and provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with the aforementioned products and services is typically recorded upon delivery. This segment also incorporates our check printing solutions in Europe as well as certain other solutions that are licensed on a subscription basis, revenue for which is typically recorded on a subscription or transaction basis or ratably over the expected life of the customer relationship. This segment also includes the operations of Intellinx, which we acquired in January 2015.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of intangible assets, impairment losses on equity investments, restructuring related charges, non-cash pension expenses, certain non-cash items related to our convertible notes and other gains and losses that arise from time to time that are excluded from how we measure our core operations. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

Segment information for the three and nine months ended March 31, 2015 and 2014 according to the segment descriptions above, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$31,154	$31,643	$94,607	$93,612
Hosted Solutions	30,384	30,702	93,411	76,160
Digital Banking	20,413	15,907	57,501	49,134

	$81,951	$78,252	$245,519	$218,906

Segment measure of profit:
Payments and Transactional Documents	$6,819	$9,666	$25,788	$28,681
Hosted Solutions	2,852	3,456	11,228	4,536
Digital Banking	4,741	1,092	8,429	4,770

Total measure of segment profit	$14,412	$14,214	$45,445	$37,987

A reconciliation of the measure of segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended March 31,		Nine months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Total measure of segment profit	$14,412	$14,214	$45,445	$37,987
Less:
Amortization of intangible assets	(8,002)	(4,784)	(22,186)	(18,663)
Stock-based compensation expense	(7,134)	(6,225)	(19,563)	(16,792)
Acquisition and integration related expenses	(846)	(1,062)	(2,553)	(3,831)
Restructuring expenses	(1,074)	(1,015)	(1,346)	(1,060)
Non cash pension expense	(21)	(87)	(42)	(238)
Other non-core expense	(145)	—	(145)	—
Other expense, net	(4,600)	(3,573)	(11,834)	(11,004)

Loss before income taxes	$(7,410)	$(2,532)	$(12,224)	$(13,601)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended March 31,		Nine months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$740	$527	$1,988	$1,645
Hosted Solutions	1,304	1,007	3,790	2,838
Digital Banking Solutions	670	476	1,953	1,465

Total depreciation expense	$2,714	$2,010	$7,731	$5,948

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

	Three Months Ended March 31,		Nine months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Revenues from unaffiliated customers:
United States	$48,465	$41,246	$142,820	$126,197
United Kingdom	22,688	24,977	71,344	71,463
Continental Europe	9,189	11,266	27,775	18,971
Asia-Pacific and Middle East	1,609	763	3,580	2,275

Total revenues from unaffiliated customers	$81,951	$78,252	$245,519	$218,906

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	As of March 31,	As of June 30,
	2015	2014
	(in thousands)
Long-lived assets
United States	$41,894	$36,856
United Kingdom	6,608	6,611
Continental Europe	2,361	3,224
Asia-Pacific and Middle East	1,971	157

Total long-lived assets	$52,834	$46,848

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

We recorded income tax expense of $0.4 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively. The income tax expense for the quarter ended March 31, 2015 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss, Australian and Israeli operations. The tax expense recorded for the quarter ended March 31, 2014 was principally due to tax expense associated with our UK, Swiss and Australian operations.

We recorded income tax expense of $0.8 million and $4.0 million for the nine months ended March 31, 2015 and 2014, respectively. The tax expense recorded for the nine months ended March 31, 2015 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss, Australian and Israeli operations. The tax expense also included a tax benefit of $0.3 million resulting from the enactment in December 2014 of the Tax Increase Prevention Act of 2014, which retroactively extended the US research and development credit for one year beginning January 1, 2014. The tax expense recorded for the nine months ended March 31, 2014 was principally due to tax expense associated with our US, UK and Australian operations, which was offset in part by a tax benefit associated with our Swiss operations.

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

The Notes we issued in December 2012 give rise to a significant expense burden for interest expense, in particular non-cash interest expense, as the debt is accreted to the principal amount due on maturity. In making our assessment of deferred tax asset recoverability, we consider our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of a specific tax planning action that we implemented in fiscal year 2014 that we believe will provide a significant future source of US taxable income. Based on this analysis we believe that it is more likely than not that our deferred tax assets will be recovered. However, if we are unable to generate future US taxable income sufficient to overcome the expense burden of the Notes, all or a portion of our US deferred tax assets might become impaired which would give rise to the recognition of significant deferred tax expense in the period in which that determination was made.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$196,130	$(94,914)	$101,216	10.6
Core technology	129,610	(51,072)	78,538	10.3
Other intangible assets	20,538	(10,163)	10,375	6.5

Total	$346,278	$(156,149)	$190,129

Unamortized intangible assets:
Goodwill			209,572

Total intangible assets			$399,701

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$206,294	$(88,184)	$118,110	11.8
Core technology	78,991	(45,552)	33,439	6.8
Other intangible assets	20,220	(8,265)	11,955	7.2

Total	$305,505	$(142,001)	$163,504

Unamortized intangible assets:
Goodwill			208,991

Total intangible assets			$372,495

Estimated amortization expense for fiscal year 2015 and subsequent fiscal years is as follows:

(in thousands)
2015	$30,264
2016	28,652
2017	24,141
2018	20,154
2019	18,464
2020 and thereafter	90,135

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Hosted Solutions	Digital Banking
	(in thousands)
Balance at June 30, 2014	$70,532	$102,612	$35,847
Goodwill acquired during the period	12,899	2,363	—
Purchase accounting and other adjustments	—	(744)	33
Impact of foreign currency translation	(3,584)	(10,386)	—

Balance at March 31, 2015	$79,847	$93,845	$35,880

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at March 31, 2015, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding charge to interest expense.

The net carrying amount of the convertible notes at March 31, 2015 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(32,805)

Net carrying value	$156,945

Costs incurred in connection with our issuance of the Notes, principally related to underwriting and legal fees, are being amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the convertible notes:

	Three Months Ended March 31,		Nine months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Contractual interest expense (cash)	$712	$712	$2,135	$2,135
Amortization of debt discount (non-cash)	2,765	2,575	8,150	7,592
Amortization of debt issue costs (non-cash)	296	296	888	888

	$3,773	$3,583	$11,173	$10,615

Effective interest rate of the liability component	7.33%	6.93%	7.23%	6.83%

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

Note 11—Derivative Instruments

Our derivative instruments for the quarter ended March 31, 2015 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of March 31, 2015 each of these instruments continued to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Note 12—Postretirement Benefits

Defined Benefit Pension Plan

We sponsor a retirement plan for our Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under US GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan include the following components:

	Three Months Ended March 31,		Nine months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Components of net periodic cost
Service cost	$558	$635	$1,712	$1,530
Interest cost	163	174	501	418
Prior service credit	(23)	—	(70)	—
Expected return on plan assets	(243)	(225)	(746)	(542)

Net periodic cost	$455	$584	$1,397	$1,406

Note 13—Restructuring Costs

During fiscal year 2015, in response to recent acquisitions and business events, we realigned our workforce and recorded pre-tax restructuring expenses associated with severance related benefits of approximately $1.3 million.

Restructuring charges recorded in the three and nine months ended March 31, 2015 were expensed as follows:

	Three months ended March 31, 2015 (in thousands)	Nine months ended March 31, 2015 (in thousands)
Subscriptions and transactions cost of sales	$137	$135
Service and maintenance cost of sales	171	171
Sales and marketing	265	478
Product development and engineering	226	223
General and administrative	275	339

	$1,074	$1,346

At March 31, 2015, our remaining liability for severance related benefits was as follows:

(in thousands)
Accrued severance benefits at June 30, 2014	$473
Additions charged to expense in 2014	1,346
Payments charged against the accrual	(1,483)

Accrued severance benefits at March 31, 2015	$336

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

In the management discussion that follows, we have highlighted those changes and operating factors that we believe were the primary factors affecting period to period fluctuations. The remainder of the change in period to period fluctuations from that which is specifically disclosed is arising from various individually insignificant items.

Overview

We power mission-critical business transactions. We help our customers optimize financially-oriented operations and build deeper customer and partner relationships by providing a trusted and easy-to-use set of cloud-based digital banking, fraud detection and prevention, payment, financial document, insurance and healthcare solutions. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. A growing portion of our offerings are being sold as SaaS-based solutions and paid for on a subscription and transaction basis.

We offer hosted and on-premise solutions that banks use to provide cash management and treasury capabilities to their business customers, as well as solutions that banks and credit unions use to facilitate online account opening. We offer financial messaging solutions for banks and corporations around the world, via solutions that leverage the SWIFT global messaging network. We offer legal spend management solutions that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. We operate a cloud-based network that facilitates the exchange of electronic payments and invoices between buyers and their suppliers. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents, while our healthcare customers use our solutions to streamline patient revenue and financial processes. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents. With our acquisition of Intellinx Ltd. (Intellinx) in January 2015, we offer comprehensive cyber fraud and risk management solutions. These solutions are designed to non-invasively monitor and analyze user behavior to flag and, in certain cases, instantly stop suspicious activity.

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

Recent Acquisitions

During the nine months ended March 31, 2015, we completed three business acquisitions for aggregate purchase consideration of $68.0 million in cash, net of cash acquired. We acquired Israel-based Intellinx, UK-based Arian Software Limited and Canadian-based Litco Systems Inc.

Financial Highlights

For the nine months ended March 31, 2015, our revenue increased to $245.5 million from $218.9 million in the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment ($17.3 million), our Digital Banking segment ($8.4 million) and our Payments and Transactional Documents segment ($1.0 million). Revenues for the nine months ended March 31, 2015 were unfavorably impacted by $2.1 million due to the impact of foreign currency exchange rates, primarily within our Hosted Solutions segment of $1.1 million and our Payments and Transactional Documents segment of $0.9 million. The increased revenue contribution from our legal spend management, financial messaging and Paymode-X solutions accounted for the revenue increase in our Hosted Solutions segment. The Digital Banking segment’s revenue increase was primarily due to higher revenue as a result of our acquisition of Andera, Inc. (Andera) in the fourth quarter of fiscal 2014. The Payments and Transactional Documents segment’s revenue increase was primarily due to our January 2015 acquisition of Intellinx.

We had net loss of $13.1 million in the nine months ended March 31, 2015 compared to net loss of $17.6 million in the nine months ended March 31, 2014. Our net loss for the nine months ended March 31, 2015 was affected by the impact of increased operating expenses of $16.5 million offset by increased gross margins of $18.7 million. The increases in our operating expense categories was due primarily to the effect of our recent acquisitions including increased employee related costs as we continued to grow our business. The increase in our gross margin was driven by revenue increases in all of our reportable segments.

In the first nine months of fiscal year 2015, we derived approximately 43% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

We expect future revenue growth to be driven by our recently acquired cyber fraud and risk management solutions and our digital banking, legal spend management, financial messaging and Paymode-X solutions.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update which provides for new revenue recognition guidance. The new standard supersedes nearly all existing revenue recognition guidance. The core principle of the new standard is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require more judgment and estimates within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. This standard is currently effective for us on July 1, 2017 (the first quarter of our 2018 fiscal year) using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. In April 2015, the FASB issued a proposed one year deferral to the effective date of the new standard. If the proposed one-year deferral is approved, the standard will become effective for us on July 1, 2018 (the first quarter of our 2019 fiscal year). We are currently evaluating the method of adoption and the impact of this standard on our consolidated financial statements.

In April 2015, the FASB issued an accounting standard update which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying value of the debt. This standard is effective for us on July 1, 2016 (the first quarter of our 2017 fiscal year) with early application permitted. Upon adoption of this standard, deferred debt issuance costs will be reclassified from non-current assets and shown as a reduction to the debt carrying value in our consolidated balance sheet. Deferred debt issuance costs were approximately $3.2 million at March 31, 2015. The adoption of this standard will have no impact on our consolidated statement of comprehensive income (loss) or cash flows.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

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

The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended March 31,		Increase (Decrease) Between Periods
	2015	2014	2015 compared to 2014
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$31,154	$31,643	(489)	(1.5)
Hosted Solutions	30,384	30,702	(318)	(1.0)
Digital Banking	20,413	15,907	4,506	28.3

	$81,951	$78,252	$3,699	4.7

Segment measure of profit:
Payments and Transactional Documents	$6,819	$9,666	(2,847)	(29.5)
Hosted Solutions	2,852	3,456	(604)	17.5
Digital Banking	4,741	1,092	3,649	334.2

Total measure of segment profit	$14,412	$14,214	$198	1.4

A reconciliation of the measure of segment profit to our GAAP loss for the three months ended March 31, 2015 and 2014, before the provision for income taxes, is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Total measure of segment profit	$14,412	$14,214
Less:
Amortization of intangible assets	(8,002)	(4,784)
Stock-based compensation expense	(7,134)	(6,225)
Acquisition and integration related expenses	(846)	(1,062)
Restructuring expenses	(1,074)	(1,015)
Non-cash pension expense	(21)	(87)
Other non-core expense	(145)	—
Other expense, net	(4,600)	(3,573)

Loss before income taxes	$(7,410)	$(2,532)

Payments and Transactional Documents. Revenues for the three months ended March 31, 2015 were unfavorably impacted by $1.8 million due to the impact of foreign currency exchange rates. The specific revenue decreases inclusive of the overall impact of unfavorable foreign currency exchange rates for the three months ended March 31, 2015 as compared to the same period in the prior fiscal year were primarily attributable to decreases of $0.7 million in software license revenue, $0.2 million in subscriptions and transactions revenue and $0.1 million in maintenance revenue offset in part by increases of $0.4 million in professional service revenue. The segment profit decrease of $2.8 million for the three months ended March 31, 2015 as compared to the same period in the prior fiscal year, including an unfavorable impact of foreign currency exchange rates of $0.6 million, was primarily attributable to the revenue decreases described above as well as decreased gross margin and increased operating expenses of $1.5 million, principally due to our Intellinx operations. We expect revenue and profit for the Payments and Transactional Documents segment to remain relatively consistent during the remainder of fiscal year 2015.

Hosted Solutions. Revenues from our Hosted Solutions segment decreased $0.3 million as compared to the same period in the prior fiscal year due primarily to a decrease in revenue from our financial messaging solutions of $1.5 million, $1.1 million of which is due to the impact of unfavorable foreign currency exchange rates, partially offset by revenue increases in our legal spend management and Paymode-X solutions. Segment profit decreased $0.6 million for the three months ended March 31, 2015, including the unfavorable impact of foreign exchange rates of $0.3 million, due primarily to the decreased revenue as described above and decreased gross margins as compared to the same period in the prior fiscal year. We expect revenue and profit for the Hosted Solutions segment to increase during the remainder of the fiscal year as a result of the revenue contribution from our legal spend management, financial messaging and Paymode-X solutions.

Digital Banking. Revenues from our Digital Banking segment increased $4.5 million as compared to the same period in the prior fiscal year due to an increase in subscription and transactions revenue of $4.8 million, offset in part by a decrease in professional services revenues of $0.5 million. The increase in subscription and transactions revenue was primarily due to the revenue contribution from our acquisition of Andera in the fourth quarter of fiscal year 2014, as well as growth from our existing business. The decrease in professional services revenue was principally due to the de-emphasis of certain large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. Segment profit increased $3.6 million for the three months ended March 31, 2015 as compared to the same period in the prior fiscal year, as the revenue increases described above were partially offset by increased sales and marketing costs of $0.4 million and increased product development costs of $0.4 million as we continued to market and invest in our digital banking solutions. We expect revenue and profit for the Digital Banking segment to decrease for the remainder of the fiscal year as we work to continue to transition customers to hosted offerings.

Revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods
	2015		2014		2015 compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$42,926	52.4	$35,095	44.9	$7,831	22.3
Software licenses	5,074	6.2	5,543	7.1	(469)	(8.5)
Service and maintenance	32,124	39.2	35,873	45.8	(3,749)	(10.5)
Other	1,827	2.2	1,741	2.2	86	4.9

Total revenues	$81,951	100.0	$78,252	100.0	$3,699	4.7

Subscriptions and Transactions. Revenues for the three months ended March 31, 2015 were unfavorably impacted by $0.9 million due to the impact of foreign currency exchange rates. The increase in subscriptions and transactions revenues of $7.8 million in the three months ended March 31, 2015 as compared to the same period in the prior fiscal year was due principally to the increase in revenue contribution from our digital banking solutions of $4.8 million, our financial messaging solutions of $2.0 million and, to a lesser extent, from increases in our legal spend management and Paymode-X solutions. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of increased revenue contribution from our legal spend management, financial messaging, digital banking and Paymode-X solutions.

Software Licenses. Revenue from software licenses decreased slightly in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as an increase of $0.5 million in North American software license revenue was offset by a decrease of $0.9 million in European software license revenue. We expect software license revenues to increase during the remainder of fiscal year 2015, principally as a result of increased software license revenue from our Payments and Transactional Documents segment.

Service and Maintenance. Service and maintenance revenues for the three months ended March 31, 2015 were unfavorably impacted by $1.7 million due to the impact of foreign currency exchange rates. Specific decreases in service and maintenance revenues in the three months ended March 31, 2015 as compared to the same period in the prior fiscal year were primarily the result of decreases from our financial messaging solutions of $3.5 million, $0.7 million in our European payments and transactional documents solutions and $0.5 million in our Digital Banking segment, offset in part by an increase in revenues from our North American payments and transactional documents solutions of $1.0 million. We expect that service and maintenance revenues will increase during the remainder of the fiscal year as a result of our Intellinx acquisition.

Other. Our other revenues consist principally of equipment and supplies sales which remained relatively minor components of our overall revenue. We expect that other revenues will remain relatively consistent during the remainder of 2015.

Cost of revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods
	2015		2014		2015 compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$19,582	23.9	$17,866	22.8	$1,716	9.6
Software licenses	371	0.4	505	0.6	(134)	(26.5)
Service and maintenance	13,675	16.7	13,942	17.9	(267)	(1.9)
Other	1,285	1.6	1,278	1.6	7	0.5

Total cost of revenues	$34,913	42.6	$33,591	42.9	$1,322	3.9

Gross profit	$47,038	57.4	$44,661	57.1	$2,377	5.3

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 46% of subscription and transactions revenues in the three months ended March 31, 2015 compared to 51% of subscriptions and transactions revenues in the three months ended March 31, 2014, primarily due to revenue growth which drove improved gross margins in our Hosted Solutions and Digital Banking segments. Subscription and transaction costs for the three months ended March 31, 2015 include the favorable impact of foreign currency exchange rates of $0.5 million. We expect that subscriptions and transactions costs will remain relatively consistent, as a percentage of subscriptions and transactions revenue, during the remainder of the fiscal year.

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 7% and 9% of software license revenue in the three months ended March 31, 2015 and 2014, respectively. We expect that software license costs will remain relatively consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 43% of service and maintenance revenues in the three months ended March 31, 2015 as compared to 39% of service and maintenance revenues in the three months ended March 31, 2014. This was largely due to the decrease in financial messaging solutions professional services revenue in the three months ended March 31, 2015. Service and maintenance costs for the three months ended March 31, 2015 include the favorable impact of foreign currency exchange rates of $0.5 million. We expect that service and maintenance costs will remain relatively consistent, as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Other. Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business. We expect that other costs will remain relatively consistent as a percentage of other revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended March 31,				Increase (Decrease) Between Periods
	2015		2014		2015 compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$20,248	24.7	$19,433	24.8	$815	4.2
Product development and engineering	12,716	15.5	10,685	13.7	2,031	19.0
General and administrative	8,882	10.8	8,718	11.1	164	1.9
Amortization of intangible assets	8,002	9.8	4,784	6.1	3,218	67.3

Total operating expenses	$49,848	60.8	$43,620	55.7	$6,228	14.3

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily as a result of our recently acquired Intellinx operations. Sales and marketing expense for the three months ended March 31, 2015 includes the favorable impact of foreign currency exchange rates of $0.6 million. We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 increased principally as a result of an increase in headcount related costs of $1.4 million, related primarily to our Intellinx operations and to a lesser extent from restructuring expenses. We expect that product development and engineering expenses will remain relatively consistent during the remainder of the fiscal year.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to an increase in employee related costs. General and administrative expense for the three months ended March 31, 2015 includes the favorable impact of foreign currency exchange rates of $0.2 million. We expect general and administrative expenses will be relatively consistent during the remainder of the fiscal year.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 occurred as a result of increased expense from intangible assets associated with our recent acquisitions. We expect that total amortization expense for fiscal year 2015 will approximate $30.3 million.

Other Expense, Net

	Three Months Ended March 31,		Change Between Periods
	2015	2014	2015 compared to 2014
	(in thousands)%
Interest income	$115	$119	$(4)	(3.4)
Interest expense	(3,711)	(3,577)	(134)	(3.7)
Other expense, net	(1,004)	(115)	(889)	(773.0)

Other expense, net	$(4,600)	$(3,573)	$(1,027)	(28.7)

Other Expense, Net. For the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, interest income decreased slightly as a result of lower average cash balances in the quarter ended March 31, 2015. The slight increase in interest expense is due to interest expense related to our Notes and consisted of cash interest expense of $0.7 million, amortization of debt discount of $2.8 million and amortization of debt issuance costs of $0.3 million. The increase in other expense, net is due to an increase in foreign exchange losses during the quarter ended March 31, 2015.

Provision for Income Taxes

We recorded income tax expense of $0.4 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively. The income tax expense for the quarter ended March 31, 2015 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss, Australian and Israeli operations. The tax expense recorded for the quarter ended March 31, 2014 was principally due to tax expense associated with our UK, Swiss and Australian operations.

The excess of our effective tax rate over statutory rates is due to our inability to utilize UK foreign tax credits in the determination of US taxable income. This has the effect of taxing certain income twice, once in the UK and again in the US, which results in a higher overall effective tax rate (or a decrease in our overall US tax benefit).

Nine months Ended March 31, 2015 Compared to the Nine months Ended March 31, 2014

Segment Information

The following tables represent our segment revenues and our segment measure of profit:

	Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2015	2014	2015 compared to 2014
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$94,607	$93,612	995	1.1
Hosted Solutions	93,411	76,160	17,251	22.7
Digital Banking	57,501	49,134	8,367	17.0

	$245,519	$218,906	$26,613	12.2

Segment measure of profit:
Payments and Transactional Documents	$25,788	$28,681	(2,893)	(10.1)
Hosted Solutions	11,228	4,536	6,692	147.5
Digital Banking	8,429	4,770	3,659	76.7

Total measure of segment profit	$45,445	$37,987	$7,458	19.6

A reconciliation of the measure of segment profit to our GAAP loss for the nine months ended March 31, 2015 and 2014, before the provision for income taxes, is as follows:

	Nine months Ended March 31,
	2015	2014
	(in thousands)
Total measure of segment profit	$45,445	$37,987
Less:
Amortization of intangible assets	(22,186)	(18,663)
Stock-based compensation expense	(19,563)	(16,792)
Acquisition and integration related expenses	(2,553)	(3,831)
Restructuring expenses	(1,346)	(1,060)
Non cash pension expense	(42)	(238)
Other non-core expense	(145)	—
Other expense, net	(11,834)	(11,004)

Loss before income taxes	$(12,224)	$(13,601)

Payments and Transactional Documents. The revenue increase of $1.0 million for the nine months ended March 31, 2015, was primarily attributable to increased revenue from our North American software license revenue. The revenues for the nine months ended March 31, 2015 were unfavorably impacted by $0.9 million due to the impact of foreign currency exchange rates. The segment profit decreased $2.9 million for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014 primarily the result of increased operating expenses of $2.6 million, principally due to our newly acquired Intellinx operations.

Hosted Solutions. Revenues from our Hosted Solutions segment increased $17.3 million as compared to the same period in the prior fiscal year due primarily to increased revenue contributions from our financial messaging solutions of $12.0 million and to a lesser extent from revenue increases in our legal spend management and our Paymode-X solutions of $3.4 million and $1.9 million, respectively. The Hosted Solutions segment revenues for the nine months ended March 31, 2015 were unfavorably impacted by $1.1 million due to the impact of foreign currency exchange rates. The segment profit increase of $6.7 million as compared to the same period in the prior fiscal year was primarily the result of increased gross margins of $12.0 million, driven principally by our increase in revenues, offset in part by an increase in operating expenses of $5.3 million.

Digital Banking. Revenues from our Digital Banking segment increased $8.4 million as compared to the same period in the prior fiscal year due to an increase in subscriptions and transactions revenue of $12.0 million largely related to the revenue contribution from our acquisition of Andera in the fourth quarter of fiscal year 2014, offset in part by a decrease of $3.8 million in professional services revenue as a result of the de-emphasis of certain large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. The segment profit increased $3.7 million as improvements in revenues and gross margin were partially offset by increased operating expenses of $3.4 million.p18

Revenues by category

	Nine Months Ended March 31,				Increase Between Periods
	2015		2014		2015 compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$126,662	51.6	$101,489	46.4	$25,173	24.8
Software licenses	16,155	6.6	15,744	7.2	411	2.6
Service and maintenance	97,264	39.6	96,564	44.1	700	0.7
Other	5,438	2.2	5,109	2.3	329	6.4

Total revenues	$245,519	100.0	$218,906	100.0	$26,613	12.2

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $25.2 million was due principally to the increased subscription and transaction revenue from our Hosted Solutions segment of $13.0 million and our Digital Banking segment of $12.0 million. The overall increase in our Hosted Solutions segment includes increased revenue from our financial messaging solutions of $7.9 million and, to a lesser extent, our legal spend management and Paymode X solutions of $3.4 million and $1.7 million, respectively. The increase in our Digital Banking revenue was primarily attributable to our fiscal year 2014 acquisition of Andera.

Software Licenses. Software license revenues increased $0.4 million for the nine months ended March 31, 2015, as compared to the prior year. The increase was primarily due to increased revenue in our North American payments and transactional documents solutions offset in part by decreased revenue in our European payments and transactional documents solutions.

Service and Maintenance. The increase in service and maintenance revenues of $0.7 million was primarily the result of increased service and maintenance revenues from our financial messaging solutions of $4.1 million, partially offset by a decrease in our Digital Banking segment of $3.8 million as we continue to de-emphasize certain large and highly customized banking projects. Service and maintenance revenues for the nine months ended March 31, 2015 were unfavorably impacted by $1.4 million due to the impact of foreign currency exchange rates.

Other. The slight increase in other revenues was principally due to an increase in revenue from our payments and transactional document products.

Cost of revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods
	2015		2014		2015 compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$58,699	23.9	$49,964	22.8	$8,735	17.5
Software licenses	1,138	0.5	1,263	0.6	(125)	(9.9)
Service and maintenance	39,647	16.1	40,434	18.5	(787)	(1.9)
Other	3,855	1.6	3,789	1.7	66	1.7

Total cost of revenues	$103,339	42.1	$95,450	43.6	$7,889	8.3

Gross profit	$142,180	57.9	$123,456	56.4	$18,724	15.2

Subscriptions and Transactions. Subscriptions and transactions costs decreased slightly to 46% of subscriptions and transactions revenues in the nine months ended March 31, 2015, as compared to 49% in the nine months ended March 31, 2014, primarily the result of revenue increases in our Hosted Solutions and Digital Banking segments.

Software Licenses. Software license costs remained consistent at 7% of software license revenues in the nine months ended March 31, 2015 as compared to 8% in the nine months ended March 31, 2014.

Service and Maintenance. Service and maintenance costs remained consistent at 41% of service and maintenance revenues in the nine months ended March 31, 2015, as compared to 42% for the nine months ended March 31, 2014.

Other. Other cost of revenues remained consistent as a percentage of other revenue in the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014.

Operating Expenses

	Nine Months Ended March 31,				Increase Between Periods
	2015		2014		2015 compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$58,995	24.0	$53,699	24.5	$5,296	9.9
Product development and engineering	35,427	14.4	28,363	13.0	7,064	24.9
General and administrative	25,962	10.6	25,328	11.6	634	2.5
Amortization of intangible assets	22,186	9.1	18,663	8.5	3,523	18.9

Total operating expenses	$142,570	58.1	$126,053	57.6	$16,517	13.1

Sales and Marketing. Sales and marketing expenses increased $5.3 million in the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014, primarily as a result of an increase in employee related costs largely due to the impact of our recent acquisitions. Sales and marketing expenses were favorably impacted by foreign currency exchange rates of $0.5 million for the nine months ended March 31, 2015 as compared to the same period of the prior fiscal year.

Product Development and Engineering. The increase in product development and engineering expenses of $7.1 million was primarily attributable to a net increase in employee and professional services related costs.

General and Administrative. The increase in general and administrative expenses of $0.6 million was principally attributable to an increase in employee and contract employee related costs offset in part by reduced merger and acquisition costs.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014, occurred as a result of increased expense from intangible assets associated with our recent acquisitions.

Other Expense, Net

	Nine Months Ended March 31,		Change Between Periods
	2015	2014	2015 compared to 2014
		(in thousands)		%
Interest income	$380	$536	$(156)	(29.1)
Interest expense	(11,041)	(10,606)	(435)	(4.1)
Other expense, net	(1,173)	(934)	(239)	(25.6)

Other expense, net	$(11,834)	$(11,004)	$(830)	(7.5)

Other Expense, Net. For the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014, interest income decreased as a result of a decrease in average cash and marketable securities balances. Interest expense increased as a result of interest expense related to our Notes issued in December 2012 and consisted of cash interest expense of $2.1 million, amortization of debt discount of $8.2 million and amortization of debt issuance costs of $0.9 million. The increase in other expense, net is the result of an increase in foreign exchange losses in the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014. We expect interest income and other expense, net to remain minor components of our overall operations.

Provision for Income Taxes

We recorded income tax expense of $0.8 million and $4.0 million for the nine months ended March 31, 2015 and 2014, respectively. The tax expense recorded for the nine months ended March 31, 2015 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss, Australian and Israeli operations. The tax expense also included a tax benefit of $0.3 million resulting from the enactment in December 2014 of the Tax Increase Prevention Act of 2014, which retroactively extended the US research and development credit for one year beginning January 1, 2014. The tax expense recorded for the nine months ended March 31, 2014 was principally due to tax expense associated with our US, UK and Australian operations, which was offset in part by a tax benefit associated with our Swiss operations.

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

In January 2015, we utilized approximately $66.7 million of our cash to acquire Intellinx, a leading provider of cyber fraud and risk management solutions.

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

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the nine months ended March 31, 2015 and 2014 are summarized in the tables below:

	March 31,	June 30,
	2015	2014
	(in thousands)
Cash and cash equivalents	$116,403	$167,673
Marketable securities	$23,924	$23,805
Long-term debt(1)	$156,945	$148,795

(1)	Our long-term debt as of March 31, 2015, and June 30, 2014, consists of our convertible notes. The convertible notes are shown on our Consolidated Balance Sheet at their carrying value, which represents the principal balance of $189.8 million less unamortized discount.

	Nine Months Ended March 31,
	2015	2014
	(in thousands)
Cash provided by operating activities	$50,694	$40,351
Cash used in investing activities	(84,092)	(133,494)
Cash (used in) provided by financing activities	(8,864)	5,482
Effect of exchange rates on cash	(9,008)	6,453

Cash, cash equivalents and marketable securities. At March 31, 2015, our cash and cash equivalents of $116.4 million consisted primarily of cash deposits held at major banks and money market funds. The $51.3 million decrease in cash and cash equivalents at March 31, 2015 from June 30, 2014, was primarily due to net cash used to acquire businesses and assets of $68.0 million, cash used for the purchase of available for sale securities of $10.5 million, cash used to purchase property and equipment of $15.6 million, cash used for the repurchase of common stock of $12.6 million and the unfavorable effect of exchange rates on cash of $9.0 million. These uses of cash were partially offset by cash generated from operations of $50.7 million, proceeds from the sale of available for sale securities of $10.1 million and cash generated from the exercise of employee stock options and our employee stock purchase plan of $3.7 million.

At March 31, 2015, our marketable securities of $23.9 million consisted primarily of US treasury notes, residential mortgage-backed securities, and U.S. corporate debt securities.

Cash, cash equivalents and marketable securities included approximately $33.7 million held by our foreign subsidiaries as of March 31, 2015. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, the amounts would generally become subject to tax in the US to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the US was made.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Decreases in the foreign currency exchange rates to the US Dollar decreased our overall cash balances by approximately $9.0 million in the nine months ended March 31, 2015. Further changes in foreign currency exchange rates could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $10.3 million in the nine months ended March 31, 2015 versus the same period the prior year. The increase was primarily the result of a decrease in our net loss of $4.6 million, a decrease in cash used by accounts receivable of $5.3 million, an increase in cash provided by prepaid expenses of $0.9 million and an increase in non-cash expenses of $7.1 million offset in part by a decrease of $5.1 million in cash used by deferred revenue and an increase in cash used for accrued expenses of $2.6 million and accounts payable of $0.4 million.

At March 31, 2015, we had US net operating loss carryforwards of $75.7 million, which expire at various times through fiscal year 2034, and foreign net operating loss carryforwards of $12.7 million, primarily in Europe, which have no statutory expiration date. We also have approximately $4.5 million of research and development tax credit carryforwards available which expire at various points through fiscal year 2035. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At March 31, 2015, a portion of the deferred tax assets associated with our US, European and Canadian operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. During the nine months ended March 31, 2015, we completed three business acquisitions using cash of $68.0 million, net of cash acquired. The decrease in net cash used in investing activities for the nine months ended March 31, 2015 compared to the same quarter of the prior fiscal year was primarily due to the $111.3 million in cash used to fund prior fiscal year acquisitions as compared to the $68.0 million of cash we used during the current fiscal year. In the nine months ended March 31, 2015 there was also a decrease in the net cash used for the purchase of available for sale securities of $11.7 million. The decreases were partially offset by an increase in cash used to purchase fixed assets of $6.5 million.

Financing Activities. The increase in cash used by financing activities for the nine months ended March 31, 2015 as compared to the same period in the prior fiscal year was primarily due to $12.6 million of cash used to repurchase shares of our common stock in the nine months ended March 31, 2015.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of March 31, 2015:

	Payment Due by Fiscal Year
	2015	2016-2017	2018-2019	Thereafter	Total
	(in thousands)
Long-term debt:
Principal payment	$—	$—	$189,750	$—	$189,750
Interest payments	1,423	5,693	1,423	—	8,539
Operating leases	1,406	10,224	8,612	15,464	35,706
Purchase commitments	1,435	7,081	738	79	9,333

Total contractual obligations	$4,264	$22,998	$200,523	$15,543	$243,328

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.1 million, has been excluded from the table above. These amounts have been excluded because, as of March 31, 2015, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2015 which we estimate to be $1.9 million. We are unable to estimate contribution amounts for periods after fiscal year 2015.

Off-Balance Sheet Arrangements

During the nine months ended March 31, 2015, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quarterly or annual operating results that are below the expectations of public market analysts could adversely affect the market price of our common stock. Factors that could cause fluctuations in our operating results include:

•	a change in customer demand for our products, which is highly dependent on our ability to continue to offer innovative technology solutions in very competitive markets;

•	overall economic conditions, which may affect our customers’ and potential customers’ budgets for information technology expenditures;

•	foreign exchange volatility, which can have a significant effect on our total revenues and costs when our foreign operations are translated to U.S. dollars;

•	the timing of customer orders;

•	the timing of product implementations, which are highly dependent on customers’ resources and discretion;

•	the incurrence of costs relating to the integration of software products and operations in connection with acquisitions of technologies or businesses; and

•	the timing and market acceptance of new products or product enhancements by either us or our competitors.

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

Acquisitions could disrupt our business and harm our financial condition

An active acquisition program is an important element of our corporate strategy. We have been a highly acquisitive company and we expect to continue to make acquisitions in the future. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	entrance into markets and operating geographies in which we have no or limited prior experience or knowledge;

•	failure to realize anticipated revenue increases for any number of reasons, including if a larger than expected number of acquired customers decline to renew software maintenance contracts or subscription based contracts, if we are unsuccessful in selling the acquired products to our customer base or if the terms of the acquired contracts do not permit us to recognize revenue on a timely basis;

•	costs incurred to combine the operations of companies we acquire, such as integrations costs, transitional employee expenses and employee retention or relocation expenses may be higher than expected;

•	write offs related to existing or acquired assets such as deferred tax assets, goodwill or other intangible assets;

•	inability to retain key personnel of the acquired company;

•	inadequacy of existing operating, financial and management information systems to support the combined organization, including the difficulty in integrating an acquired company’s accounting, financial reporting and other administrative systems to permit effective management;

•	difficulties implementing controls, procedures and policies appropriate for a public company at companies that, prior to the acquisition, may have lacked such controls, policies and procedures;

•	in the case of foreign acquisitions, challenges integrating operations across different cultures and languages and addressing the particular regulatory, economic, currency and political risks associated with different countries or regions;

•	diversion of management’s focus from our core business concerns;

•	dilution to existing stockholders and our earnings per share;

•	incurrence of substantial debt;

•	exposure to litigation from third parties, including claims related to intellectual property or other assets acquired or liabilities assumed; and

•	failure to realize anticipated benefits of the transaction due to the above factors or other factors.

Any such difficulties encountered as a result of any merger, acquisition or strategic investment could have a material adverse effect on our business, operating results and financial condition.

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

The carrying value of our intangible assets, including goodwill, represents a significant portion of our total assets. We periodically review our goodwill and our other intangible assets for impairment and could, in any future period, be subject to impairment charges with respect to these assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations and our future growth rates and success are in part dependent on our continued growth and success in international markets. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	currency exchange rate fluctuations, particularly with the British Pound Sterling, the Swiss Franc, the European Euro, the Israeli Shekel and the Australian Dollar;

•	difficulties and costs of staffing and managing foreign operations;

•	differing regulatory and industry standards and certification requirements;

•	the complexities of tax laws in foreign jurisdictions;

•	reduced protection for intellectual property rights in some countries; and

•	import or export licensing requirements.

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom, continental Europe and the Asia-Pacific region. With our acquisition of Intellinx in January 2015 we are also doing business in Israel and, to a lesser extent, in Asia and Africa. During the nine months ended March 31, 2015, approximately 43% of our revenues and 42% of our operating expenses were attributable to customers or operations located outside of North America. During the nine months ended March 31, 2015 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased. Future appreciation of the US Dollar against the British Pound Sterling, Swiss Franc, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses associated with our operations in those regions.

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

Our future financial results will be affected by our success in selling our products in a subscription revenue model, which carries with it certain risks

A substantial portion of our revenues and profitability were historically generated from perpetual software license revenues; however, we are offering a growing number of our products, including our newer cyber fraud and risk management products, under a subscription based revenue model. We believe a subscription based revenue model has certain advantages over a perpetual license model, including better predictability of revenue; however, it also presents a number of risks to us, including the following:

•	arrangements entered into on a subscription basis generally delay the timing of revenue recognition and can require the incurrence of up-front costs, which may be significant;

•	subscription based revenue arrangements often include specific performance requirements or service levels that we may be unable to consistently achieve, subjecting us to penalties or other costs. Further, a material breach by us, such as a persistent failure to achieve required service levels, might permit the customer to exit the contract prior to its expiration, without additional compensation to us;

•	customer retention is critical to our future growth rates. Customers in a subscription arrangement may elect not to renew their contract upon expiration, or they may attempt to renegotiate pricing or other contractual terms at the point of (or prior to) renewal on terms that are less favorable to us; and

•	there is no assurance that the solutions we offer on a subscription basis, including new revenue models or new products that we may introduce, will receive broad marketplace acceptance.

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

Defects or disruptions in our products or services could diminish demand for our solutions and have a material adverse effect on our future financial results

Despite testing prior to their release and throughout the lifecycle of a product or service, software and SaaS offerings can contain errors or defects that can impact their function, performance and security. Any unanticipated performance problems or defects in our products or services could result in additional development costs, diversion of technical and other resources from our other development efforts, service disruptions for our SaaS offerings, negative publicity and reputational harm to us and our products and exposure to potential liability claims. As a result, any error or defect in our products or services could adversely affect our future financial results.

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

We could be adversely affected if we are unable to protect our proprietary technology and could be subject to litigation regarding intellectual property rights, which could cause serious harm to our business

We rely upon a combination of patent, copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. However, there is no assurance that our patents, pending applications for patents that may issue in the future, or other intellectual property will be of sufficient scope and strength to provide meaningful protection to our technology or any commercial advantage to us, or that the patents will not be challenged, invalidated or circumvented. We enter into agreements with our employees and customers that seek to limit and protect the distribution of proprietary information. Despite our efforts to safeguard and maintain our proprietary rights, there is no assurance that such rights will remain protected or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

Certain derivative instruments issued in connection with the notes were classified within stockholders’ equity at March 31, 2015. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended March 31, 2015:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the
Period	Purchased(a)	per Share	or Programs	Plans or Programs
January 1, 2015 - January 31, 2015	100,000	$23.34	100,000	$3,950,000
February 1, 2015 - February 28, 2015	—	—	—	$3,950,000
March 1, 2015 - March 31, 2015	—	—	—	$3,950,000

Total	100,000	$23.34	100,000

(a)	In May 2012, our board of directors authorized a repurchase program for up to $20.0 million of our common stock.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: May 8, 2015	By:	/S/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporate by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filer Date	Filed Herewith

10.1	Employment Agreement dated October 10, 2011 between Bottomline Technologies (de), Inc. and Norman J. Deluca					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and June 30, 2014, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.