Form 10-K
period 2015-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2015-08-28
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2014 was $984,453,507 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

There were 41,176,243 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Executive Officers and Other Key Employees of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2015, a definitive proxy statement for our 2015 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statements (including statements to the effect that we believe, expect, anticipate, plan, and similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of numerous important factors, including those discussed in Item 1A. Risk Factors.

Item 1.	Business

Our Company

We power mission-critical business transactions. We help our customers optimize financially-oriented operations and build deeper customer and partner relationships by providing a trusted and easy-to-use set of cloud-based digital banking, fraud prevention, payment, financial document, insurance and healthcare solutions. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. The majority of our revenues are derived from offerings sold as SaaS-based solutions and paid for on a subscription and transaction basis.

We operate a cloud-based network that facilitates the exchange of electronic payments and invoices between buyers and their suppliers. We offer hosted and on-premise solutions that banks use to provide cash management and treasury capabilities to their business customers, as well as solutions that banks and credit unions use to facilitate customer acquisition and growth. We offer financial messaging solutions for banks and corporations around the world, via solutions that leverage the SWIFT global messaging network. We offer legal spend management solutions that help manage legal and claims vendor expenditures and that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents and our healthcare customers use our solutions to streamline financial processes, particularly the patient enrollment process. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents. We also offer comprehensive cyber fraud and risk management solutions that are designed to non-invasively monitor and analyze user behavior to flag behavioral and data anomalies and other suspicious activity.

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

Bottomline was originally organized as a New Hampshire corporation in 1989 and was reincorporated as a Delaware corporation in August 1997. We maintain our corporate headquarters in Portsmouth, New Hampshire and our international headquarters in Reading, England. We maintain a website at www.bottomline.com. Our website includes links to our Code of Business Conduct and Ethics, and the charters of our Audit Committee, Leadership Development and Compensation Committee, and Nominations and Corporate Governance Committee. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

Unless the context requires otherwise, references to we, us, our, Bottomline and the Company refer to Bottomline Technologies (de), Inc. and its subsidiaries.

Our Strategy

Our objective is to be the leading global provider of business-to-business payment, invoice, document automation software and cyber fraud and risk management solutions and services. Key elements of our strategy include the following:

•	developing innovative new technologies that will allow us to broaden our market footprint, enhance our competitive position in our current markets and capitalize on new market opportunities;

•	delivering an increasingly broad set of solutions via the cloud to provide ease of deployment and efficiency for our customers and increased recurring revenue to us;

•	providing solutions which enable banks of all sizes to offer their business customers leading cash management and treasury capabilities;

•	continuing to add customers and functionality to our growing Paymode-X, legal spend management and financial messaging networks;

•	attracting and retaining exceptional technical, industry and management talent who have experience in our markets and the capability to grow our business;

•	continuing to develop and broaden strategic relationships that enhance our global position; and

•	pursuing strategic acquisitions that expand our geographical footprint and market share or extend our product functionality.

Our Products and Services

Payment Network

Paymode-X is a leading business-to-business electronic payment network. This hosted solution helps organizations transition from paper to electronic transactions in order to streamline processes, reduce costs and optimize working capital. With more than 300,000 enrolled vendors, new Paymode-X customers gain immediate benefits because many of their vendors are already part of the Paymode-X network. Our solution offers a lower cost settlement option than do traditional credit or debit card payment methods. We continually invest in furthering the value and ease of use of Paymode-X, which includes electronic payments and remittance delivery, online access to payment detail and reports, online payment approvals and turnkey vendor enrollment and support.

Digital Banking

We offer payments, cash management and online banking solutions to financial institutions, including banks and credit unions. Our solutions enable banks of all sizes to offer their customers a host of capabilities including ACH and BACS payments, wires, international payments, check production, customer acquisition, balance and information reporting and other features that facilitate enterprise-wide cash management and interaction with their customers. Our solutions allow our bank customers to attract and service a full range of client segments from small businesses to multi-nationals. These solutions feature an intuitive user interface designed to simplify all aspects of cash management for customers of all sizes and sophistication, through both browser-based and mobile channels.

Legal Spend Management

Our hosted legal spend management solutions and services integrate with claims management and time and billing systems to automate legal invoice management processes and to provide insight into all areas of a company’s outside legal spend. The combination of automated invoice routing and a sophisticated rules engine allows corporate legal and insurance claims departments to create more efficient processes for managing invoices generated by outside law firms and other service providers, while offering insight into important legal spend factors including expense monitoring and outside counsel performance. We are continuing to expand the capabilities of these offerings to facilitate the selection and retention of counsel, and the management and budgeting of litigation matters.

Cyber Fraud and Risk Management

Our cyber fraud and risk management solutions non-invasively monitor, replay and analyze user behavior to flag and can stop suspicious activity in real time. The solutions are highly configurable and create accountability by recording and analyzing each application interaction and screen view, reducing the risk of theft, information leakage, internal fraud and payments fraud, as well as decreasing the cost of regulatory compliance. Case management capabilities centralize risk management, speed investigations, and facilitate compliance with regulations pertaining to Anti Money Laundering (AML), the Health Insurance Portability and Accountability Act (HIPAA), and Know Your Customer (KYC).

Financial Messaging Solutions

Our cloud-based financial messaging solutions leverage the SWIFT global messaging network to allow corporations to exchange financial information including payment instructions, cash reporting and other messages related to financial transactions with their banks and counterparties around the world. Our solutions allow banks and corporations to achieve lower costs, rapid implementation, greater security and improved risk management while avoiding costly internal infrastructure.

Payment and Document Automation

Our payment automation solutions can generate a wide variety of domestic and international payment instructions along with consolidated bank reporting of cash activity. Our solutions can reduce administrative expenses and strengthen compliance and anti-fraud controls. Users are able to gather and access data via the web on payment and bank account information, including account totals and detailed transaction data, providing improved workflow, financial reporting and bank communications.

To help augment financial document workflow and delivery, we also offer a number of solutions designed to automate a wide variety of business documents and supply chain processes as well as related web-based delivery and document archive. Our products offer advanced design, output formatting and delivery capabilities to replace paper-based forms, as well as automating the labor-intensive accounts payable processing of invoices.

Healthcare Solutions

Our solutions for patient registration, electronic signature, mobile document and payments allow healthcare organizations to improve business efficiencies, reduce costs and improve care quality. Leveraging our extensive experience optimizing document-driven processes, our solutions are utilized across the acute care hospital enterprise and broader healthcare systems, accelerating the paper-to-electronic transition while helping our customers streamline data flows.

Professional Services

Our teams of service professionals draw on extensive experience to provide consulting, project implementation and training services to our customers. By easing the implementation of our products, these services help our customers accelerate the time to value. By improving the overall customer experience, these services help us retain customers and drive future revenue-generating arrangements from existing customers.

Our Customers

Our customers are in diverse industries including financial services, insurance, healthcare, technology, retail, communications, education, media, manufacturing and government. We provide our products and services to approximately 60 of the Fortune 100 companies and approximately 80 of the FTSE (Financial Times) 100 companies. Our customers include leading organizations such as Bank of America Merrill Lynch, BBVA Compass, British Airways, Catholic Health Initiatives, Cedars-Sinai Medical Center, Cigna Corporation, Franklin Templeton, Fidelity, Lloyds Bank, Capital One, Deere and Company, Target Corporation, Johnson Controls, Inc., State Farm Insurance, Sutter Health, Vodafone and Zurich American Insurance Company.

Our Competition

The markets in which we participate are highly competitive. We believe our ability to compete depends on factors within and beyond our control, including:

•	our ability to develop new, innovative technology solutions that meet the evolving needs of our customers and the shifting dynamics of the markets we participate in;

•	our ability to attract and retain employees with the requisite domain knowledge and technical skill set necessary to develop and support our products;

•	the performance, reliability, features, ease-of-use and price of our offerings as compared to competitor alternatives;

•	our industry knowledge and expertise;

•	the execution of our sales and services organizations; and

•	the timing and market acceptance of new products as well as enhancements to existing products, by us and by our current and future competitors.

For our Paymode-X solution, our competitors include SunGard and AvidXchange in addition to ACH capabilities offered by banks.

For our digital banking payments and cash management solutions, we primarily compete with companies such as ACI Worldwide, Fiserv and FIS that offer a wide range of financial services, including electronic banking applications. We also encounter competition in our digital banking customer acquisition offerings from MeridianLink and D&H Corporation.

For our legal spend management solutions, we compete with a number of companies, including Wolters Kluwer ELM Solutions, LexisNexis and Computer Sciences Corporation (CSC).

Our cyber fraud and risk management products compete with NICE Actimize, Norkom-Deitca, SAS, Fiserv, Guardian Analytics and FairWarning.

For our financial messaging solutions, we compete with D+H Corporation, Eastnets, SunGard and SWIFT.

For our healthcare solutions, our primary competitors are FormFast and iMedConsent.

Our payment and document automation products compete primarily with products from companies that provide solutions to create, publish, manage and archive electronic documents and companies that offer payments software and services. Our products also compete with companies that provide a diverse array of accounts payable automation and workflow capabilities. We also compete with providers of enterprise resource planning (ERP) solutions and providers of traditional payment products, including check stock and check printing software and services. In addition, some financial institutions compete with us as outsourced check printing and electronic payment service providers.

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

In recent years, we changed the method of allocating certain general and administrative expenses to our operating segments. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

Similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also incorporates our healthcare products and our payments automation software for direct debit and receivables management and provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with the aforementioned products and services is typically recorded upon delivery. This segment also incorporates certain other solutions that are licensed on a subscription basis, revenue for which is typically recorded on a subscription or transaction basis, or ratably over the expected life of the customer relationship. This segment also includes the legacy operations of Intellinx, which we acquired in January 2015, however our cyber fraud and risk management solutions can be sold by any of our operating segments.

Hosted Solutions. Our Hosted Solutions segment provides customers predominately with SaaS technology offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment incorporates our global financial messaging and Paymode-X solutions. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

Digital Banking. Our Digital Banking segment provides solutions to banking and financial institution customers. Our Digital Banking products are now sold almost entirely on a subscription basis which has the effect of contributing to recurring subscription and transaction revenue and the revenue predictability of future periods, but which also delays revenue recognition over a longer period.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of intangible assets, restructuring related charges, non-cash pension expenses, certain non-cash items related to our convertible notes, charges related to reserves established or released against our deferred tax assets and other non-core or non-recurring gains and losses that arise from time to time. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

The following represents a summary of our reportable segments.

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$127,527	$125,456	$120,590
Hosted Solutions	126,178	107,360	67,504
Digital Banking	77,184	67,769	66,680

	$330,889	$300,585	$254,774

Segment measure of profit:
Payments and Transactional Documents	$33,140	$37,461	$35,143
Hosted Solutions	15,329	8,344	4,577
Digital Banking	12,440	7,045	2,930

Total measure of segment profit	$60,909	$52,850	$42,650

A reconciliation of the measure of segment profit to our GAAP loss before income taxes is as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Total measure of segment profit	$60,909	$52,850	$42,650
Less:
Amortization of intangible assets	(30,383)	(26,242)	(19,549)
Share-based compensation expense	(27,025)	(22,821)	(18,031)
Acquisition and integration related expenses	(2,835)	(4,563)	(10,827)
Restructuring expense	(1,297)	(1,371)	(1,179)
Non-cash pension expense	(56)	(331)	—
Loss on derivative instruments, net	—	—	(4,435)
Other non-core expenses	(76)	—	—
Other expense, net	(15,553)	(14,544)	(6,922)

Loss before income taxes	$(16,316)	$(17,022)	$(18,293)

Financial Information About Geographic Areas

We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here; particularly with respect to financial institution customers located in Australia for which the point of sale was the United States.

	Fiscal Year Ended June 30,
	2015		2014		2013
	(in thousands)
North America	$193,286	58.4%	$171,641	57.1%	$167,368	65.7%
United Kingdom	93,735	28.3%	96,719	32.2%	79,774	31.3%
Continental Europe	38,053	11.5%	29,047	9.7%	4,311	1.7%
Asia-Pacific and Middle East	5,815	1.8%	3,178	1.0%	3,321	1.3%

Total revenues from unaffiliated customers	$330,889	100.0%	$300,585	100.0%	$254,774	100.0%

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	Fiscal Year Ended June 30,
	2015	2014
	(in thousands)
Long-lived assets:
North America	$45,350	$36,856
United Kingdom	8,573	6,611
Continental Europe	2,390	3,224
Asia-Pacific and Middle East	2,280	157

Total long-lived assets	$58,593	$46,848

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

Sales and Marketing

As of June 30, 2015, we employed 337 sales and marketing employees worldwide, of whom 208 were focused on North American markets, 112 were focused on the United Kingdom and continental Europe markets and 17 were focused on Asia-Pacific and Middle East markets. We market and sell our products directly through our sales force and indirectly through a variety of channel partners and reseller relationships. We market and sell our products domestically and internationally, with an international focus on the United Kingdom and continental Europe. We also maintain an inside sales group which provides a cost effective channel into maintaining existing customers and expanding our customer base.

Product Development and Engineering

Our product development and engineering organization includes employees as well as strategic development partners who provide a flexible supplement to our internal resources. We have three primary development groups: product design and user experience, software engineering, and quality assurance. We expensed $47.2 million, $39.7 million, and $33.0 million in product development and engineering costs in fiscal years 2015, 2014 and 2013, respectively.

Our product design and user experience team is extensively involved in the design of all of our products, driving the user-centered design process to ensure elegant, engaging, and easy-to-use products. Part of this process is user experience testing that is conducted to provide additional productivity gains for the end user.

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

Our quality assurance engineers have extensive knowledge of our products and expertise in software quality assurance techniques. The quality assurance team participates in all phases of our product development processes. Members of the quality assurance group make use of both manual and automated software testing techniques to ensure high-quality software is being delivered to our customers. The quality assurance group members participate in alpha and beta releases, testing of new product releases, and performance and security testing for our products.

Backlog

At the end of fiscal year 2015, our backlog was $153.9 million, including deferred revenues of $88.0 million. At the end of fiscal year 2014, our backlog was $147.2 million, including deferred revenues of $82.6 million. We do not believe that backlog is a meaningful indicator of sales that can be expected for any future period, and there can be no assurance that backlog at any point in time will translate into revenue in any specific subsequent period.

Proprietary Rights

We use a combination of patents, copyrights, trademarks and trade secret laws to help establish and protect our proprietary rights in our technology and products. During the fiscal year ended June 30, 2015, we added two newly issued patents to our portfolio. In total, we currently hold 26 US patents as well as nine foreign equivalent patents in Europe, Israel and India. We expect to receive other patents, as we have more than 25 applications pending before the US Patent and Trademark Office. Two of our patents expired in 2015 and the earliest year of expiration of any of our remaining patents is 2019.

We intend to continue to file patent applications as we identify patentable technology. There can be no assurance, however, that our existing patent applications, or any others that we may file in the future, will issue or will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to us, or that the issued patents will not be challenged, invalidated or circumvented. In addition, we rely upon a combination of copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to help protect our proprietary rights. Given the rapidly changing nature of the industry’s technology, the creative abilities of our development, marketing and service personnel may be as or more important to our competitive position as are the legal protections and rights afforded by patents. We also enter into agreements with our employees and clients that seek to limit and protect our intellectual property and the distribution of proprietary information. However, there can be no assurance that the steps we have taken to protect our intellectual property will be adequate to deter misappropriation of proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our proprietary rights.

Government Regulation

Our US-based banking and financial institution customers are typically regulated by the Federal Financial Institutions Examination Council (FFIEC) or one or more of their member agencies which include the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the National Credit Union Association. Our non US based banking and financial institution customers are normally subject to a similar regulatory oversight in their country of domicile. We are subject to periodic examination by the FFIEC in our capacity as a technical service provider, during which our operating practices are risk-assessed and compared against applicable laws and regulations. If we, as part of such an examination, were to receive a sufficiently unfavorable review from the FFIEC, our customers may be advised by the regulators to reassess their commercial relationships with us, including the continued use of our products.

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

Employees

As of June 30, 2015, we had approximately 1,500 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that employee relationships are good. Our future success will depend in part on our continued ability to attract, retain and motivate highly-qualified technical and managerial personnel in a highly competitive market.

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

Our operating results have recently been affected by increases in product development expenses as we have continued to make investments in a number of our products, and as we have funded new product development based on market opportunities. We expect to continue to make these investments and we may at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products.

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

•	costs incurred to combine the operations of companies we acquire, such as integrations costs, transitional employee expenses and employee retention or relocation expenses may be higher than expected;

•	write-offs related to existing or acquired assets such as deferred tax assets, goodwill or other intangible assets;

•	inability to retain key personnel of the acquired company;

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

The failure of our cyber-fraud and risk management products to prevent a security breach or detect a cyber-fraud, or the failure of our customers to take action based on the risks identified by these products could harm our reputation and adversely impact our operating results

Our cyber-fraud and risk management products provide our customers the ability to configure a multitude of settings and establish certain rule-based alerts and it is possible that a customer could misconfigure these products or fail to configure these products in an optimal manner, which could cause threats to go undetected. Similarly, if our cyber-fraud and risk management products detect threats or otherwise alert a customer to suspicious activity but the customer does not take action to investigate those threats or alerts, customers may erroneously believe that these products were not effective.

Any real or perceived defects, errors or vulnerabilities in our cyber-fraud and risk management products or any failure of these products to prevent, detect or alert a customer to a threat could result in:

•	a loss of customers or potential customers;

•	delayed or lost revenue and harm to our financial condition and results or operations;

•	a delay in attaining, or the failure to attain, market acceptance for our cyber-fraud and risk management solutions;

•	an increase in warranty claims;

•	harm to our reputation;

•	litigation, regulatory inquiries, or investigations that may be expensive and that would further harm our reputation.

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

We are subject to the political, economic and security conditions in Israel

We acquired Intellinx in January 2015, who are headquartered in Tel Aviv, Israel. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its neighbors. During the past several years, Israel has experienced periodic armed conflicts which have involved missile strikes into Israel and which at times have disrupted day-to-day civilian activity in Israel.

There can be no assurance that future attacks will not occur and that such attacks will not hit our premises or major infrastructure and transport facilities in the country, which could have an adverse effect on our ability to conduct business in Israel. In addition, acts of terrorism, armed conflicts or political instability in the region could negatively affect global as well as local economic conditions and adversely impact our operating results.

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom and in continental Europe and, to a lesser extent in the Asia-Pacific and Middle East regions. During the twelve months ended June 30, 2015, approximately 43% of our revenues and 42% of our operating expenses were attributable to customers or operations located outside of North America. During the twelve months ended June 30, 2015 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased. Future appreciation of the US Dollar against the British Pound Sterling, Swiss Franc, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses associated with our operations in those regions.

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

Our future financial results will be affected by our success in selling our products in a subscription and transaction model, which carries with it certain risks

A substantial portion of our revenues and profitability were historically generated from perpetual software license revenues; however, we are offering a growing number of our products, including our newer cyber fraud and risk management products, under a subscription and transaction based revenue model. We believe a subscription based revenue model has certain advantages over a perpetual license model, including better predictability of revenue; however, it also presents a number of risks to us, including the following:

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

Large and complex customer contracts, or contracts that involve the delivery of services over contractually committed periods, can delay the timing of our revenue recognition and, in the short-term, may adversely affect our operating results, financial condition and the market price of our stock

Large and complex customer contracts can delay the timing of our revenue recognition. These arrangements require significant implementation work, product customization and modification, systems integration and user acceptance testing. This results in the recognition of revenue over the period of project completion which normally spans several quarters. Delays in revenue recognition on these contracts, including delays that result from customer decisions to halt or slow down a long-term project due to their own staffing or other challenges, could adversely affect our operating results, financial condition and the market price of our common stock. Large customer opportunities are very competitive and take significant time and effort to consummate. When competing for these customer opportunities, we face greater sales costs, longer sales cycles and less predictability with respect to these orders than with orders in other areas of our business. If we are unable to continue to generate new large orders on a regular basis, our business operating results and financial condition could be adversely affected.

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

Defects or disruptions in our products or services could diminish demand for our solutions and have a material adverse effect on our future financial results

Our software products are complex. Despite testing prior to their release and throughout the lifecycle of a product or service, software and SaaS offerings can contain undetected errors or defects that can impact their function, performance and security. Any unanticipated performance problems or defects in our products or services could result in additional development costs, diversion of technical and other resources from our other development efforts, service disruptions for our SaaS offerings, negative publicity and reputational harm to us and our products and exposure to potential liability claims. As a result, any error or defect in our products or services could adversely affect our future financial results.

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

Our ability to attract and retain qualified employees is critical to the success of our business and failure to do so could adversely affect our operating results

Our success depends upon the efforts and abilities of our executive officers and technical and sales employees who are skilled in e-commerce, payment methodology and regulation, business banking technologies, and web, database and network technologies. Our success and future growth depends to a significant degree on the skills and continued services of our management team. Our current key employees and employees whom we seek to hire in order to support our growth are in high demand within the marketplace and many competitors, customers and industry organizations are able to offer considerably higher compensation packages than we currently provide, including base salary, bonus and equity incentives. The loss of one or more of our key employees or our failure to consistently attract and retain sufficient qualified employees to grow our operations could have a material adverse effect on our business. We do not maintain key man life insurance policies on any of our employees and our employees are generally free to terminate their employment with us at any time. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

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

Changes in financial accounting standards may cause unexpected financial reporting fluctuations and affect our reported results of operations

Changes in accounting standards or practices could adversely affect our reported results of operations. New accounting pronouncements, such as the upcoming changes in US GAAP related to revenue recognition, and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing accounting rules or practices may adversely affect our reported results of operations or the way we conduct our business in future periods.

If we fail to maintain appropriate and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that we re-evaluate regularly. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. However, despite our efforts, any failure to maintain or implement the necessary internal controls could cause us to fail to meet our financial reporting obligations or result in misstatements in our financial statements, either of which could cause investors to lose confidence in our reported financial information and lead to a decline in the trading price of our common stock.

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

Certain derivative instruments issued in connection with the notes were classified within stockholders’ equity at June 30, 2015. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

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

We may be subject to significant future write-offs with respect to intangible assets or deferred tax assets

Certain of our assets, such as intangible assets and deferred tax assets, are subject to periodic tests of recoverability based on a variety of factors. Those factors typically include, at a minimum, projections of future income levels and cash flows. The accounting for the notes will result in the recognition of a significant level of interest expense, particularly non-cash interest expense, as the carrying value of debt is accreted to par and as we amortize our debt issue costs, including the underwriters’ discount. During the year ended June 30, 2015, we established a reserve against a portion of our US-based deferred tax assets, resulting in a non-cash expense charge of $16.0 million. We could be subject to future impairment charges with respect to these assets which would have a material adverse effect on our consolidated statement of operations.

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

The following table sets forth the location, operating segment(s) and approximate square footage of each of the principal properties used by us during fiscal year 2015. Our Portsmouth, New Hampshire facility serves as our corporate headquarters and is used by employees associated with all of our operating segments in addition to our management, administrative, sales and marketing and customer support teams. All properties, except as noted below, are leased under operating leases.

Location	Operating Segment(s)	Approximate Square Feet
North America:
Alpharetta, Georgia	Payments and Transactional Documents and Digital Banking	26,000
Englewood Cliffs, New Jersey	Payments and Transactional Documents	4,000
Great Neck, New York	All operating segments	13,000
Marlton, New Jersey	Hosted Solutions	7,000
Morrisville, North Carolina	Payments and Transactional Documents	8,000
Portland, Maine	Hosted Solutions	27,000
Portsmouth, New Hampshire	All operating segments	85,000
Providence, Rhode Island	Digital Banking	15,000
Wilton, Connecticut	Hosted Solutions	13,000

Europe:
Geneva, Switzerland	Hosted Solutions	16,000
Hertford, England	Payments and Transactional Documents	12,000
London, England	All operating segments	6,000
Reading, England(1)	All operating segments	28,000

Asia-Pacific and Middle East:
Melbourne, Australia	Payments and Transactional Documents and Digital Banking	4,000
Sydney, Australia	Payments and Transactional Documents	2,000
Or-Yehuda, Israel	Payments and Transactional Documents	9,000

(1)	We own 16,000 square feet in Reading, England currently used as our European headquarters.

Item 3.	Legal Proceedings.

We are, from time to time, a party to legal proceedings and claims that arise in the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require disclosure in, our financial statements.

Item 4.	Mine Safety Disclosures.

Not applicable

Executive Officers and Other Key Employees of the Registrant

Our executive officers and other key employees and their respective ages as of August 28, 2015, are as follows:

Name	Age	Positions
Robert A. Eberle	54	President, Chief Executive Officer and Director
Richard D. Booth	46	Chief Financial Officer and Treasurer
Karen S. Brieger	43	Vice President, Human Resources
Norman J. DeLuca	54	Managing Director, Digital Banking
Paul J. Fannon	47	Group Sales Director, Europe
John F. Kelly	57	General Manager, Legal Solutions
John J. Mason	45	Chief Information Officer
Andrew J. Mintzer	53	Executive Vice President, Product Strategy and Customer Delivery
Jessica Pincomb Moran	41	General Manager, Cloud Payment Solutions
Eric K. Morgan	45	Senior Vice President, Global Controller
Christine M. Nurnberger	36	Chief Marketing Officer
Nigel K. Savory	48	Managing Director, Europe
David G. Sweet	52	Executive Vice President, Strategy and Corporate Development

Robert A. Eberle has served as a director since September 2000, as President since August 2004 and as Chief Executive Officer since November 2006.

Richard D. Booth has served as Chief Financial Officer and Treasurer since April 2015. Mr. Booth served as Vice President and Corporate Controller at Sapient Corporation from January 2014 to March 2015. From November 2012 through January 2014, Mr. Booth served as Vice President Financial Planning and Analysis at Nuance Communications and as Vice President and Assistant Corporate Controller from July 2009 through November 2012.

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

Jessica Pincomb Moran has served as General Manager, Cloud Payment Solutions since June 2015 and Vice President, Client Services from June 2011 through May 2015. From February 2008 through May 2011, Ms. Moran served as Vice President, Corporate Services.

Eric K. Morgan has served as Controller since September 2000.

Christine M. Nurnberger has served as Chief Marketing Officer since September 2014. Ms. Nurnberger served as Vice President, Marketing for SunGard Availability Services from January 2012 until August 2014 and as Vice President, Global Marketing Operations for Info Global Solutions from November 2005 until January 2012.

Nigel K. Savory has served as Managing Director, Europe since December 2003.

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

Period	High	Low
Fiscal 2014
First quarter	$31.30	$25.33
Second quarter	$36.66	$26.70
Third quarter	$37.41	$30.68
Fourth quarter	$36.32	$27.31
Fiscal 2015
First quarter	$30.83	$25.65
Second quarter	$30.78	$22.14
Third quarter	$29.42	$21.01
Fourth quarter	$29.42	$25.61

As of August 20, 2015, there were approximately 438 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on August 20, 2015 was $25.91. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

We have never paid dividends on our common stock. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

The following table provides information about purchases by us of our common stock during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2015 – April 30, 2015	—	—	—
May 1, 2015 – May 31, 2015	—	—	—
June 1, 2015 – June 30, 2015	85,100	$28.54	85,100	914,900

Total	85,100	$28.54	85,100	914,900

(1)	In June 2015, our board of directors authorized a repurchase program for one million shares of our common stock to be completed by December 31, 2015. The table above reflects the activity of the June 2015 plan. There was no activity in the three month period under the now retired May 2012 plan.

Stock Performance Graph

The stock performance graph below compares the percentage change in cumulative stockholder return on our common stock for the period from June 30, 2010 through June 30, 2015, with the cumulative total return on The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index.

This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on June 30, 2010), the NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index on June 30, 2010, and assumes dividends, if any, are reinvested.

The stock price performance shown on the following graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Bottomline Technologies (de), Inc., the NASDAQ Composite Index

and the NASDAQ Computer & Data Processing Index

	6/10	6/11	6/12	6/13	6/14	6/15
Bottomline Technologies (de), Inc.	100.00	189.64	138.53	194.09	229.62	213.43
NASDAQ Composite	100.00	132.14	142.90	169.55	223.20	253.21
NASDAQ Computer & Data Processing	100.00	129.86	138.45	166.63	224.67	250.44

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

Recent Sales of Unregistered Securities

On July 9, 2014, we issued 4,999 shares of our common stock, all of which were subject to future vesting, to the former stockholder of Litco Systems Inc. (Litco), in connection with our acquisition of certain assets and liabilities of Litco. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act. No underwriters were involved in any such issuances.

On November 21, 2014, we issued an aggregate of 60,000 shares of our common stock, all of which were subject to future vesting, to certain of the former stockholders of Arian Software Limited (Arian), in connection with our purchase of all of the outstanding equity of Arian. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act. No underwriters were involved in any such issuances.

On January 12, 2015, we issued 774,000 shares of our common stock, all of which were subject to future vesting, to certain of the former stockholders of Intellinx, Ltd. (Intellinx), in connection with our purchase of all of the outstanding equity of Intellinx. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act. No underwriters were involved in any such issuances.

Item 6.	Selected Financial Data.

You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011
	(in thousands, expect per share data)
Revenues:
Subscriptions and transactions	$171,361	$141,103	$118,016	$85,005	$55,133
Software licenses	21,907	20,769	22,546	17,562	16,547
Service and maintenance	130,183	131,531	106,389	113,832	108,930
Other	7,438	7,182	7,823	7,885	8,771

Total revenues	330,889	300,585	254,774	224,284	189,381
Cost of revenues:
Subscriptions and transactions	79,397	69,220	64,101	41,266	29,478
Software licenses	1,583	1,602	2,399	2,082	1,352
Service and maintenance	53,094	54,463	46,788	51,559	47,975
Other	5,367	5,383	5,998	6,280	6,880

Total cost of revenues	139,441	130,668	119,286	101,187	85,685

Gross profit	191,448	169,917	135,488	123,097	103,696
Operating expenses:
Sales and marketing	80,151	72,707	62,825	49,902	39,802
Product development and engineering	47,185	39,725	32,974	28,687	21,862
General and administrative	34,492	33,721	27,076	21,495	19,502
Amortization of intangible assets	30,383	26,242	19,549	15,753	12,662

Total operating expenses	192,211	172,395	142,424	115,837	93,828

Income (loss) from operations	(763)	(2,478)	(6,936)	7,260	9,868
Other (expense) income, net	(15,553)	(14,544)	(11,357)	41	558

(Loss) income before income taxes	(16,316)	(17,022)	(18,293)	7,301	10,426
Income tax provision (benefit)	18,364	2,082	(3,898)	5,596	(25,467)

Net (loss) income	$(34,680)	$(19,104)	$(14,395)	$1,705	$35,893

Basic net income (loss) per share:	$(0.92)	$(0.52)	$(0.41)	$0.05	$1.13
Diluted net income (loss) per share:	$(0.92)	$(0.52)	$(0.41)	$0.05	$1.07

Shares used in computing basic net loss per share:	37,806	36,834	35,444	34,268	31,660

Shares used in computing diluted net loss per share:	37,806	36,834	35,444	35,244	33,453

Non-GAAP presentation:
Income (loss) before provision for income taxes	(16,316)	(17,022)	(18,293)	7,301	10,426
Amortization of intangible assets	30,383	26,242	19,549	15,753	12,662
Share-based compensation expense	27,025	22,821	18,031	13,768	11,467
Acquisition and integration related expenses	2,835	5,367	10,827	1,987	1,677
Restructuring expense	1,297	1,371	1,179	1,609	1,111
Non-cash pension expense	56	331	—	—	—
Loss on derivative instruments, net	—	—	4,435	—	—
Non-cash interest expense	12,149	11,397	5,980	—	—
Other non-core expense	76	—	—	—	—
Record (release) US tax valuation allowance	16,034	—	—	—	(27,394)
Income tax (provision) benefit	(18,364)	(2,082)	3,898	(5,596)	25,467

Non-GAAP net income	$55,175	$48,425	$45,606	$34,822	$35,416

The non-GAAP presentation above consists of a reconciliation of our net income or loss before income taxes to a measure of non-GAAP net income. We present this supplemental information in the form of non-GAAP financial measures, which exclude certain items—specifically amortization of intangible assets, equity-based compensation, acquisition and integration-related expenses (including acquisition-related earn-outs), restructuring related costs, non-cash pension expenses, non-core charges associated with our convertible notes, charges related to reserves established or released against our deferred tax assets and other non-core or non-recurring gains or losses that arise from time to time. Non-core charges associated with our convertible notes consist of non-cash interest expense as well as gains or losses on derivative instruments issued in conjunction with the notes. Acquisition and integration-related expenses include legal and professional fees and other direct transaction costs associated with our business and asset acquisitions, costs associated with integrating acquired businesses, including costs for transitional employees or services, integration related professional services costs and other charges we incur as a direct result of our acquisition and integration efforts. We believe that these supplemental non-GAAP financial measures are useful to investors because they allow for an evaluation of the Company with a focus on the performance of its core operations, including more meaningful comparisons of financial results to historical periods and to the financial results of less acquisitive peer and competitor companies. Our executive management team uses these same non-GAAP financial measures internally to assess the ongoing performance of the Company. Additionally, the same non-GAAP information is used for planning purposes, including the preparation of operating budgets and in communications with our board of directors with respect to our core financial performance.

Since the presentation above is not a GAAP measurement of financial performance there are material limitations to its usefulness on a stand alone basis, including the lack of comparability of this presentation to the GAAP financial results of other companies. Accordingly the non-GAAP information should not be used in isolation from, or as a substitute for, our GAAP results.

	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$121,163	$167,673	$283,552	$124,801	$111,953
Marketable securities	23,225	23,805	9,525	61	64
Working capital	122,799	172,384	280,563	118,356	100,673
Total assets	688,484	700,343	585,522	392,371	363,334
Long-term debt (including capital leases) (1)	159,760	148,795	138,582	—	96
Total stockholders’ equity	348,538	387,426	356,749	314,186	285,674

(1)	Our long-term debt as of June 30, 2015, 2014 and 2013 consists of our convertible notes. The convertible notes are shown on our consolidated balance sheets at their carrying value which represents the principal balance of $189.8 million less unamortized discount.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We power mission-critical business transactions. We help our customers optimize financially-oriented operations and build deeper customer and partner relationships by providing a trusted and easy-to-use set of cloud-based digital banking, fraud prevention, payment, financial document, insurance and healthcare solutions. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. The majority of our revenues are derived from offerings sold as SaaS-based solutions and paid for on a subscription and transaction basis.

We operate a cloud-based network that facilitates the exchange of electronic payments and invoices between buyers and their suppliers. We offer hosted and on-premise solutions that banks use to provide cash management and treasury capabilities to their business customers, as well as solutions that banks and credit unions use to facilitate customer acquisition and growth. We offer financial messaging solutions for banks and corporations around the world, via solutions that leverage the SWIFT global messaging network. We offer legal spend management solutions that help manage legal and claims vendor expenditures and that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents and our healthcare customers use our solutions to streamline financial processes, particularly the patient enrollment process. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents. We also offer comprehensive cyber fraud and risk management solutions that are designed to non-invasively monitor and analyze user behavior to flag behavioral and data anomalies and other suspicious activity.

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

Recent Acquisitions

On January 12, 2015, we acquired all of the outstanding share capital of Intellinx Ltd. (Intellinx), an Israeli corporation. Intellinx provides comprehensive cyber fraud and risk management solutions. As purchase consideration we paid approximately $66.7 million in cash ($6.8 million of which is being held in escrow as a source for the satisfaction of any indemnification obligations owed to us) and 774,000 shares of our common stock. The common stock component of the purchase consideration was issued to certain former equity holders of Intellinx who became employees of Bottomline upon the closing of the acquisition. The common stock is subject to a vesting schedule tied to continued employment. As such we will record share-based payment expense over the underlying stock vesting period which ranges from four to five years. Absent indemnification claims, the portion of the cash purchase consideration held in escrow will be reduced by 50% nine months from the acquisition date, with any remaining escrow balance released to the selling stockholders of Intellinx fifteen months from the acquisition date.

On November 21, 2014, we acquired UK-based Arian Software Limited (Arian) for a cash payment of £2.3 million (approximately $3.5 million based on exchange rates in effect at the acquisition date) and 60,000 shares of our common stock. The common stock component of the purchase consideration was issued to certain equity holders of Arian who became Bottomline employees. The common stock is subject to a vesting schedule tied to continued employment; as such we will record share-based payment expense over the underlying stock vesting period of four years. Arian provides technology used in our financial messaging business.

On July 9, 2014, we acquired substantially all of the assets and assumed certain liabilities of Litco Systems Inc. (Litco) for $0.7 million in cash and 4,999 shares of our common stock. The common stock was subject to a vesting schedule tied to continued services to be rendered by Litco’s principal equity holder post acquisition; as such, we will record share-based payment expense over the underlying stock vesting period. Litco is a long-time reseller and integration partner of our document automation products, principally in the Canadian marketplace.

Financial Highlights

For fiscal year 2015, our revenue increased to $330.9 million from $300.6 million in the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment ($18.8 million), Digital Banking segment ($9.4 million) and our Payments and Transactional Documents segment ($2.1 million). The revenue increase in our Hosted Solutions segment was primarily due to increased revenue from our financial messaging solutions and, to a lesser extent, increased revenue from our legal spend management and Paymode-X solutions. The Digital Banking segment’s revenue increase was primarily due to increased subscription and transaction revenue from a full year impact of our acquisition of Andera. The revenue increase in our Payments and Transactional Documents segment was related to higher North American revenue in our payment and document automation products. Our revenue for fiscal year 2015 was unfavorably impacted by $5.6 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling which depreciated against the US Dollar when compared to the prior year.

We had a net loss of $34.7 million in the fiscal year ended June 30, 2015 compared to a net loss of $19.1 million in the prior year. Our fiscal year 2015 net loss includes the impact of income tax expense of $16.0 million to establish a reserve against certain US-based deferred tax assets. The 2015 net loss also reflects the impact of increased operating expenses of $19.8 million, offset by increased gross margins of $21.5 million. The increases in our operating expenses were due primarily to increased employee related costs as we continued to grow our business and the operating impact of our recent acquisitions, including an increase of $4.1 million in intangible asset amortization expense. The increase in our gross margin was driven primarily by revenue increases across all operating segments.

In fiscal year 2015, we derived approximately 43% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific and Middle East regions. Our customers operate in many different industries, a diversification that we believe helps us in a challenging economic climate. Additionally, we believe that our recurring and subscription revenue base helps position us defensively against any short term economic downturn. While we believe that we continue to compete favorably in all of the markets we serve, ongoing or worsening economic stresses could negatively impact our business in the future.

Over the past several years we have made strategic investments in innovative new technology offerings that we believe will extend our leadership position, help us win new business, drive accelerated subscription revenue growth and expand our operating margins. We believe that we will complete the last portion of these investments during our fiscal year 2016 and that these initiatives will position us effectively for accelerated revenue growth and non-GAAP profitability in fiscal year 2017 and beyond.

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

Our software arrangements often contain multiple revenue elements, such as software licenses, professional services and post-contract customer support. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met which, excluding post-contract customer support, is typically upon delivery. Revenue for post-contract customer support agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor specific objective evidence (VSOE). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. We do not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license using the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is recognized upon delivery of that element. Any remaining arrangement fee is then allocated to the software license. This has the effect of allocating any sales discount inherent in the arrangement to the software license fee.

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

Goodwill and Intangible Assets

Acquired goodwill and intangible assets are initially recorded at fair value and measured periodically for impairment. We performed our annual impairment test of the carrying value of our goodwill for fiscal 2015 during our fourth quarter, which is consistent with the historic timing of our annual goodwill impairment review. Based on this review, we concluded that there was no goodwill impairment. Our analysis was performed at the reporting unit level, which requires an estimate of the fair value of each reporting unit. Based on the results of this review, we concluded that none of our reporting units were impaired. However, there can be no assurance that there will not be impairment charges in subsequent periods as a result of our future impairment reviews. To the extent that future impairment charges occur, it would have a material impact on our financial results. At June 30, 2015, the carrying value of goodwill for all of our reporting units was approximately $215.4 million.

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

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At June 30, 2015, the carrying value of our intangible assets, excluding goodwill, was approximately $185.3 million. As a result of our fiscal 2015 impairment review, we concluded that none of these assets were impaired.

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

We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers many different factors including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. We establish a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. This is inherently judgmental, since we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. The particularly sensitive component of our evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction.

In making our assessment of US deferred tax asset recoverability at June 30, 2015, we considered our historical financial results, our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of certain tax planning actions that were largely completed during the quarter ended June 30, 2015. Based on our analysis we noted both positive and negative factors relative to our ability to support realization of certain US deferred tax assets. However, based on the weighting of all the evidence, including the near term effect on our US income projections of investments we are making in our product and systems infrastructure and the longer term effect of continued migration of certain taxable income, via the ownership of rights to certain intangible assets into tax jurisdictions other than the US, we concluded that it was more likely than not that a portion of our US deferred tax assets may not be recovered. As a result, we increased our valuation allowance and recorded income tax expense in the amount of $16.0 million. The establishment of a valuation allowance has no effect on our ability to use the underlying deferred tax assets to reduce cash tax payments in the future to the extent that we generate US taxable income.

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

Results of Operations

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014

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

During fiscal year 2015, we changed the method of allocating certain general and administrative expenses. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

The following tables represent our segment revenues and our segment measure of profit:

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods 2015 compared to 2014
	2015	2014
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$127,527	$125,456	2,071	1.7
Hosted Solutions	126,178	107,360	18,818	17.5
Digital Banking	77,184	67,769	9,415	13.9

	$330,889	$300,585	$30,304	10.1

Segment measure of profit:
Payments and Transactional Documents	$33,140	$37,461	(4,321)	(11.5)
Hosted Solutions	15,329	8,344	6,985	83.7
Digital Banking	12,440	7,045	5,395	76.6

Total measure of segment profit	$60,909	$52,850	$8,059	15.2

A reconciliation of the measure of segment profit to our GAAP loss before the provision for income taxes is as follows:

	Fiscal Year Ended June 30,
	2015	2014
	(in thousands)
Total measure of segment profit	$60,909	$52,850
Less:
Amortization of intangible assets	(30,383)	(26,242)
Share-based compensation expense	(27,025)	(22,821)
Acquisition and integration related expenses	(2,835)	(4,563)
Restructuring expense	(1,297)	(1,371)
Non-cash pension expense	(56)	(331)
Other non-core expenses	(76)	—
Other expense, net	(15,553)	(14,544)

Loss before income taxes	$(16,316)	$(17,022)

Payments and Transactional Documents. The revenue increase for the fiscal year ended June 30, 2015 compared to the prior fiscal year was primarily attributable to increases in software license revenue of $0.8 million, services and maintenance revenues of $0.7 million, subscription and transactions revenue of $0.3 million and other revenue of $0.3 million. The revenue increases were primarily attributable to increased North American software license and service and maintenance revenue. The increased revenue includes the unfavorable effect of foreign exchange rates of approximately $3.1 million primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the prior fiscal year. The segment profit decrease of $4.3 million for the fiscal year ended June 30, 2015 compared to the prior fiscal year was due to increased operating expenses primarily related to increased sales and marketing and product development costs and the impact of our recent Intellinx acquisition. We expect revenue and profit for the Payments and Transactional Documents segment to increase in fiscal year 2016 as a result of increased sales of our cyber fraud and risk management solutions, payment and document automation solutions and continued improvement of gross margins.

Hosted Solutions. The revenue increase in our Hosted Solutions segment for the fiscal year ended June 30, 2015 compared to the prior fiscal year was due to increased financial messaging revenue of $12.6 million and, to a lesser extent, from revenue increases in our legal spend management and Paymode-X solutions. The increased revenue includes the unfavorable effect of foreign exchange rates of approximately $2.2 million when compared to the prior fiscal year. The segment profit increase of $7.0 million for the fiscal year ended June 30, 2015 compared to the prior fiscal year arose from improved gross margins of $12.7 million as a result of the increased revenue and improved subscriptions and transactions gross margins from our financial messaging solution, offset in part by increased operating expenses of $5.8 million. We expect revenue and profit for the Hosted Solutions segment to increase in fiscal year 2016 as a result of increased revenue from our legal spend management, financial messaging and Paymode-X solutions.

Digital Banking. The revenue increase in our Digital Banking segment for the fiscal year ended June 30, 2015 compared to the prior fiscal year was primarily due to an increase of $14.3 million in subscriptions and transactions revenue, partially offset by a decrease of $5.3 million in professional services revenue as a result of the de-emphasis of certain large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. The increased subscriptions and transactions revenue was attributable to the full year impact of our acquisition of Andera. The segment profit increase of $5.4 million for the fiscal year ended June 30, 2015 compared to the prior fiscal year was primarily attributable to the increased revenue and overall improved gross margins which offset increased operating expenses of $3.5 million, mainly arising from an increase in sales and marketing expenses. We expect revenue for the Digital Banking segment to increase in fiscal year 2016 as a result of the contribution of revenue from our customer acquisition and cash management solutions. We expect profit to remain relatively consistent as a result of our continued investment in certain of our digital banking solutions.

Revenues by Category

	Fiscal Year Ended June 30,		Increase Between Periods
	2015	2014	2015 Compared to 2014
		(in thousands)		%
Revenues:
Subscriptions and transactions	$171,361	$141,103	$30,258	21.4
Software licenses	21,907	20,769	1,138	5.5
Service and maintenance	130,183	131,531	(1,348)	(1.0)
Other	7,438	7,182	256	3.6

Total revenues	$330,889	$300,585	$30,304	10.1

Subscriptions and Transactions. The increase in subscriptions and transactions revenues was due to an increase in the revenue contribution from our Hosted Solutions segment of $15.6 million, our Digital Banking segment of $14.3 million and our Payments and Transactional Documents segment of $0.3 million. The Hosted Solutions segment revenue increases were driven primarily by our financial messaging solutions and, to a lesser extent, from our legal spend management and Paymode-X solutions. The Digital Banking segment revenue increase was driven primarily by the full year impact of our acquisition of Andera. Subscriptions and transactions revenue for the year ended June 30, 2015 was unfavorably impacted by $1.4 million due to the impact of foreign currency exchange rates primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the prior fiscal year. We expect subscriptions and transactions revenues to increase in fiscal year 2016 primarily as a result of the revenue contribution from our financial messaging, legal spend management and Paymode-X solutions.

Software Licenses. The increase in software license revenues was attributable to increases in North American revenues within our Payments and Transactional Documents segment and in our Digital Banking segment, offset in part by decreased revenue in certain European solutions. Software license revenue for the year ended June 30, 2015 was unfavorably impacted by $0.5 million due to the impact of foreign currency exchange rates primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the prior fiscal year. We expect software license revenues to increase in fiscal year 2016 driven by increases in our Payments and Transactional Documents and Digital Banking segments.

Service and Maintenance. The decrease in service and maintenance revenues was primarily the result of service revenue decreases of $5.3 million in our Digital Banking segment as we continued to de-emphasize certain large and highly customized banking projects, partially offset by increases in our financial message solutions and Payments and Transactional Documents solutions. Service and maintenance revenue for the year ended June 30, 2015 was unfavorably impacted by $3.5 million due to the impact of foreign currency exchange rates primarily associated with the Euro and the British Pound Sterling which depreciated against the US Dollar when compared to the prior fiscal year. We expect that service and maintenance revenues will increase slightly in fiscal year 2016.

Other. Other revenues increased slightly in fiscal year 2015 as compared to fiscal year 2014 and we expect that other revenues will remain relatively consistent in fiscal year 2016.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase Between Periods
	2015	2014	2015 Compared to 2014
		(in thousands)		%
Cost of revenues:
Subscriptions and transactions	$79,397	$69,220	$10,177	14.7
Software licenses	1,583	1,602	(19)	(1.2)
Service and maintenance	53,094	54,463	(1,369)	(2.5)
Other	5,367	5,383	(16)	(0.3)

Total cost of revenues	$139,441	$130,668	$8,773	6.7

Gross profit	$191,448	$169,917	$21,531	12.7

Subscriptions and Transactions. Subscriptions and transactions costs decreased to 46% of subscriptions and transactions revenues for the fiscal year ended June 30, 2015 as compared to 49% of subscriptions and transactions revenues in the fiscal year ended June 30, 2014. The decrease in subscriptions and transactions costs as a percentage of revenue was due to revenue increases in our Hosted Solutions and Digital Banking segments. We expect that subscriptions and transactions costs will continue to decrease as a percentage of subscriptions and transactions revenue in fiscal year 2016 as we continue to grow our revenues.

Software Licenses. Software license costs remained consistent at 7% of software license revenues for the fiscal year ended June 30, 2015 as compared to 8% of software license revenues in the fiscal year ended June 30, 2014. We expect that software license costs will remain relatively consistent as a percentage of software license revenues in fiscal year 2016.

Service and Maintenance. Service and maintenance costs remained consistent at 41% of service and maintenance revenues for the fiscal years ended June 30, 2015 and June 30, 2014. We expect that service and maintenance costs will remain relatively consistent as a percentage of service and maintenance revenues in fiscal year 2016.

Other. Other costs remained largely consistent at 72% of other revenues for the fiscal year ended June 30, 2015 compared to 75% of other revenues for the prior fiscal year. We expect that other costs will remain relatively consistent as a percentage of other revenues in fiscal year 2016.

Operating Expenses

	Fiscal Year Ended June 30,		Increase Between Periods
	2015	2014	2015 Compared to 2014
		(in thousands)		%
Operating expenses:
Sales and marketing	$80,151	$72,707	$7,444	10.2
Product development and engineering	47,185	39,725	7,460	18.8
General and administrative	34,492	33,721	771	2.3
Amortization of intangible assets	30,383	26,242	4,141	15.8

Total operating expenses	$192,211	172,395	$19,816	11.5

Sales and Marketing. Sales and marketing expenses increased $7.4 million in the fiscal year ended June 30, 2015 as compared to the fiscal year ended June 30, 2014 principally due to an increase in headcount related costs of $6.3 million, equipment and software expense of $0.3 million and advertising expenses of $0.2 million. The increases were generally due to the operating costs of our fiscal year 2015 acquisitions and the impact of resources we hired to sell and promote our newer products. We expect sales and marketing expenses will increase in fiscal year 2016 as we continue to promote our new and existing products, including as a result of our acquisition of Intellinx.

Product Development and Engineering. The increase in product development and engineering expenses of $7.5 million in the fiscal year ended June 30, 2015 as compared to the fiscal year ended June 30, 2014 was primarily a result of an increase in employee and professional services related costs. We expect product development and engineering expenses will remain relatively consistent as a percentage of revenue in fiscal year 2016.

General and Administrative. The increase in general and administrative expenses of $0.8 million in the fiscal year ended June 30, 2015 as compared to the fiscal year ended June 30, 2014 was principally attributable to an increase in employee related costs, partially attributable to our recent acquisitions, offset in part by a decrease in acquisition and integration related expenses. We expect general and administrative expenses will increase slightly during fiscal year 2016.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense for the fiscal year ended June 30, 2015 as compared to the prior fiscal year occurred as a result of increased expense from intangible assets associated with our recent acquisitions. We expect amortization expense to be approximately $29.2 million for fiscal year 2016.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase Between Periods
	2015	2014	2015 Compared to 2014
		(in thousands)		%
Interest income	$499	$667	$(168)	(25.1)
Interest expense	(14,765)	(14,222)	(543)	(3.8)
Other expense, net	(1,287)	(989)	(298)	(30.1)

Other expense, net	$(15,553)	$(14,544)	$(1,009)	(6.9)

Other Income (Expense), Net. For the fiscal year ended June 30, 2015 as compared to the prior fiscal year, interest income decreased slightly as a result of a lower average cash balance in the fiscal year ended June 30, 2015. Interest expense increased slightly due to increased amortization of debt discount. Other expense in fiscal 2015 was primarily the result of foreign exchange losses. We expect that interest income and other expense, net will remain relatively minor components of our overall operations during fiscal year 2016.

Provision for Income Taxes

We recorded income tax expense of $18.4 million for the fiscal year ended June 30, 2015 compared to income tax expense of $2.1 million for the fiscal year ended June 30, 2014. The tax expense in fiscal year 2015 is predominantly due to $16.0 million of tax expense arising from a reserve we established against a portion of our US deferred tax assets. In making our assessment of US deferred tax asset recoverability at June 30, 2015, we considered our historical financial results, our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of certain planning actions that were largely completed during fiscal 2015. Based on the weighting of both positive and negative evidence we concluded that it was more likely than not that a portion of our US deferred tax assets would not be recovered. To a much lesser extent, we also recorded tax expense associated with our US and UK operations, offset in part by an income tax benefit associated with our Swiss and Israeli operations. The tax expense in fiscal year 2014 is predominantly due to expense associated with our US, UK, and Asia Pacific operations, offset in part by an income tax benefit associated with our Swiss operations. The excess of our effective tax rate over statutory tax rates was primarily due to our inability to utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, resulting in a higher overall tax rate (or a decrease in the overall US tax benefit).

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

Segment Information

The following tables represent our segment revenues and our segment measure of profit:

	Fiscal Year Ended June 30,		Increase Between Periods
	2014	2013	2014 Compared to 2013
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$125,456	$120,590	$4,866	4.0
Hosted Solutions	107,360	67,504	39,856	59.0
Digital Banking	67,769	66,680	1,089	1.6

	$300,585	$254,774	$45,811	18.0

Segment measure of profit:
Payments and Transactional Documents	$37,461	$35,143	$2,318	6.6
Hosted Solutions	8,344	4,577	3,767	82.3
Digital Banking	7,045	2,930	4,115	140.4

Total measure of segment profit	$52,850	$42,650	$10,200	23.9

A reconciliation of the measure of segment profit to our GAAP loss before the provision for income taxes is as follows:

	Fiscal Year Ended June 30,
	2014	2013
	(in thousands)
Total measure of segment profit	$52,850	$42,650
Less:
Amortization of intangible assets	(26,242)	(19,549)
Share-based compensation expense	(22,821)	(18,031)
Acquisition and integration related expenses	(4,563)	(10,827)
Restructuring expense	(1,371)	(1,179)
Non-cash pension expense	(331)	—
Loss on derivative instruments, net	—	(4,435)
Other expense, net	(14,544)	(6,922)

Loss before income taxes	$(17,022)	$(18,293)

Payments and Transactional Documents. The revenue increase for the fiscal year ended June 30, 2014 compared to the prior fiscal year was primarily attributable to increases in maintenance revenue of $5.1 million and subscription and transactions revenue of $1.5 million, partially offset by decreased software license revenue of $1.1 million and other revenue of $0.6 million. The revenue increases were primarily attributable to increased European service and maintenance revenue in our payment and document automation products. The increased revenue also includes the favorable effect of foreign exchange rates of approximately $1.4 million primarily associated with the British Pound Sterling which appreciated against the US Dollar when compared to the prior fiscal year. The decrease was primarily the result of lower software license revenue in European payment and document automation products. The segment profit increase of $2.3 million for the fiscal year ended June 30, 2014 compared to the prior fiscal year was due to the overall increase in revenue as well as improved subscriptions and transactions gross margins in North America, offset in part by increased operating expenses primarily related to increased sales and marketing costs.

Hosted Solutions. The revenue increase in our Hosted Solutions segment for the fiscal year ended June 30, 2014 compared to the prior fiscal year was due to increased financial messaging revenue of $32.6 million, primarily from our Sterci acquisition and, to a lesser extent, from revenue increases in our legal spend management and Paymode-X solutions. The segment profit increase of $3.8 million for the fiscal year ended June 30, 2014 compared to the prior fiscal year arose from improved gross margins of $21.5 million as a result of the increased financial messaging revenue and improved subscriptions and transactions gross margins from our legal spend management and Paymode-X solutions, offset by increased operating expenses of $17.8 million primarily associated with the operating costs of Sterci.

Digital Banking. The revenue increase in our Digital Banking segment for the fiscal year ended June 30, 2014 compared to the prior fiscal year was primarily due to an increase of $1.6 million in subscriptions and transactions revenue and a $0.4 million increase in maintenance revenue, partially offset by a decrease of $0.7 million in software license revenue and $0.2 million in professional services revenue. The increased subscriptions and transactions revenue was attributable to our acquisition of Andera. The segment profit increase of $4.1 million for the fiscal year ended June 30, 2014 compared to the prior fiscal year was primarily attributable to the increased revenue, improved professional services gross margins and decreased operating expenses of $1.7 million, partly from a decrease in sales and marketing expenses.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2014	2013	2014 Compared to 2013
		(in thousands)		%
Revenues:
Subscriptions and transactions	$141,103	$118,016	$23,087	19.6
Software licenses	20,769	22,546	(1,777)	(7.9)
Service and maintenance	131,531	106,389	25,142	23.6
Other	7,182	7,823	(641)	(8.2)

Total revenues	$300,585	$254,774	$45,811	18.0

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

Other. Other revenues decreased slightly in fiscal year 2014 as compared to fiscal year 2013.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2014	2013	2014 Compared to 2013
		(in thousands)		%
Cost of revenues:
Subscriptions and transactions	$69,220	$64,101	$5,119	8.0
Software licenses	1,602	2,399	(797)	(33.2)
Service and maintenance	54,463	46,788	7,675	16.4
Other	5,383	5,998	(615)	(10.3)

Total cost of revenues	$130,668	$119,286	$11,382	9.5

Gross profit	$169,917	$135,488	$34,429	25.4

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

Other. Other costs remained largely consistent at 75% of other revenues for the fiscal year ended June 30, 2014 as compared to 77% of other revenues for the prior fiscal year.

Operating Expenses

	Fiscal Year Ended June 30,		Increase Between Periods
	2014	2013	2014 Compared to 2013
		(in thousands)		%
Operating expenses:
Sales and marketing	$72,707	$62,825	$9,882	15.7
Product development and engineering	39,725	32,974	6,751	20.5
General and administrative	33,721	27,076	6,645	24.5
Amortization of intangible assets	26,242	19,549	6,693	34.2

Total operating expenses	$172,395	$142,424	$29,971	21.0

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

Loss on Derivative Instruments, Net

	Fiscal Year Ended June 30,		Increase Between Periods
	2014	2013	2014 Compared to 2013
		(in thousands)		%
Loss on derivative instruments, net	$—	$(4,435)	$4,435	100.0

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

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2014	2013	2014 Compared to 2013
		(in thousands)		%
Interest income	$667	$629	$38	6.0
Interest expense	(14,222)	(7,550)	(6,672)	(88.4)
Other income (expense), net	(989)	(1)	(988)	(98800.0)

Other income (expense), net	$(14,544)	$(6,922)	$(7,622)	(110.1)

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

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock and, with the issuance of the Notes in December 2012, with debt proceeds. We have generated positive operating cash flows in each of our last fourteen completed fiscal years. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future.

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

In fiscal year 2015 we spent $68.0 million on acquisitions and investments in businesses, net of cash acquired.

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the years ended June 30, 2015 and 2014 are summarized in the tables below:

	June 30,	June 30,
	2015	2014
	(in thousands)
Cash and cash equivalents	$121,163	$167,673
Marketable securities	$23,225	$23,805
Long-term Debt (1)	$159,760	$148,795

(1)	Our long-term debt consists of our convertible notes. The convertible notes are shown on our consolidated balance sheets at their carrying value, which represents the principal balance of $189.8 million less unamortized discount.

	Fiscal Year Ended June 30,
	2015	2014
	(in thousands)
Cash provided by operating activities	$62,700	$52,221
Cash used in investing activities	(91,152)	(180,633)
Cash provided by (used in) financing activities	(10,817)	5,665
Effect of exchange rates on cash	(7,241)	6,868

Cash, cash equivalents and marketable securities. At June 30, 2015 our cash and cash equivalents of $121.2 million consisted primarily of cash deposits held at major banks and money market funds. The $46.5 million decrease in cash and cash equivalents at June 30, 2015 from June 30, 2014 was primarily due to cash generated through operations of $62.7 million, offset by cash used to fund acquisitions of $68.0 million (net of cash acquired), to purchase property and equipment of $23.3 million, to repurchase $15.0 million of shares of our common stock and due to the unfavorable effect of exchange rates of $7.2 million.

At June 30, 2015 our marketable securities of $23.2 million consisted primarily of US treasury notes, residential mortgage-backed securities, and U.S. corporate debt securities.

At June 30, 2015, approximately $26.4 million of our cash and cash equivalents was held by our foreign subsidiaries. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, the amounts would generally become subject to tax in the US to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the US was made.

Operating Activities. Cash generated from operating activities primarily relates to our net loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $10.5 million to $62.7 million in the fiscal year ended June 30, 2015 versus the prior fiscal year. The increase in cash generated from operations was primarily due to a decrease in cash used by accounts receivable and prepaid expenses of $5.4 million and $2.0 million, respectively, a decrease in cash used by other assets of $1.1 million and an increase of non-cash expenses of $29.7 million. The increase was partially offset by a decrease in cash provided by deferred revenue of $7.4 million, an increase in cash used in accounts payable of $4.7 million, a decrease in cash provided by other liabilities of $1.0 million and an increase in our net loss of $15.6 million driven predominately by a $16.0 million non-cash charge we recorded during fiscal year 2015 to establish a reserve against a portion of our US deferred tax assets.

At June 30, 2015, we had US net operating loss carryforwards of $71.6 million, which expire at various times through fiscal year 2035 and foreign net operating loss carryforwards of $13.8 million, primarily in Europe, which have no statutory expiration date. We also have approximately $4.5 million of research and development tax credit carryforwards available which expire at various points through fiscal year 2035. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At June 30, 2015, a portion of the deferred tax assets associated with our US, European and Asian operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

During the year ended June 30, 2015, we contributed approximately $1.8 million to our Swiss defined benefit pension plan.

Investing Activities. During the year ended June 30, 2015, we completed several business acquisitions using cash (net of cash acquired) of $68.0 million. The decrease in net cash used in investing activities for the fiscal year ended June 30, 2015 versus the prior fiscal year was primarily due to the $153.5 million in cash used to fund prior year acquisitions as compared to the $68.0 million of cash we used during the current fiscal year. In fiscal 2014 we also used cash to purchase marketable securities of $14.6 million, net of proceeds received on the sale of securities. The cash we used to fund acquisitions during fiscal 2015 and 2014 was as follows:

2015 Acquisition Activity

•	In July 2014, we acquired Litco for a cash payment of $0.7 million and 4,999 shares of our common stock.

•

In November 2014, we acquired Arian Software Limited for a cash payment of £2.2 million (approximately $3.5 million, net of cash acquired, based on exchange rates in effect at the acquisition date) and 60,000 shares of our common stock.

•

In January 2015, we acquired Intellinx Ltd. for a cash payment of $63.8 million, net of cash acquired ($6.8 million of which will be held in escrow as a source for the satisfaction of indemnification obligations owed to us) and 774,000 shares of our common stock.

2014 Acquisition Activity

•	In August 2013, we acquired Sterci for cash of 95.6 million Swiss francs (approximately $104.1 million, net of cash acquired, based on exchange rates in effect at the acquisition date).

•

In September 2013, we completed the acquisition of Simplex for a cash payment of £3.0 million (approximately $4.8 million, net of cash acquired, based on exchange rates in effect at the acquisition date).

•

In January 2014, we acquired Rationalwave Analytics, Inc. for a cash payment of $1.2 million and 113,731 shares of our common stock which was valued at approximately $3.7 million as of the acquisition date.

•	In April 2014, we acquired Andera, Inc. for a cash payment of approximately $42.2 million, net of cash acquired.

Financing Activities. The increase in cash used by financing activities for the fiscal year ended June 30, 2015 was predominantly due to our repurchase of our common stock of $15.0 million.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2015:

	Payment Due by Fiscal Year
	2016	2017-2018	2019-2020	Thereafter	Total
	(in thousands)
Long-term debt:
Principal payment	$—	$189,750	$—	$—	$189,750
Interest payments	2,846	4,269	—	—	7,115
Operating leases	5,386	9,537	7,931	11,946	34,800
Purchase commitments	7,372	5,236	392	—	13,000

Total contractual obligations	$15,604	$208,792	$8,323	$11,946	$244,665

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.5 million, has been excluded from the table above. These amounts have been excluded because, as of June 30, 2015, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2016 which is $1.7 million. We are unable to estimate contribution amounts for periods after fiscal year 2016.

Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2015 we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our exposure to financial risk, including changes in interest rates, relates primarily to our cash and cash equivalents and marketable securities. We have not entered into any interest rate swap agreements or other instruments to minimize our exposure to interest rate fluctuations. Our cash and cash equivalents typically consist of demand deposit accounts, money market mutual funds and U.S. Treasury securities. Based on our current average balances of cash and cash equivalents, a significant change in interest rates could have a material effect on our operating results. Based on our average cash and cash equivalents balance, average actual interest rates and actual interest income during the respective annual periods, a 100 basis point increase in interest rates would result in a hypothetical increase of approximately $1.4 million, $1.8 million and $2.2 million for the fiscal years ended 2015, 2014 and 2013, respectively, in our results of operations and cash flows. A 100 basis point decrease in interest rates would reduce our interest income to zero.

Our marketable securities are held in government and US corporate debt securities with maturities of less than three years. A 100 basis point change in interest rates would not have had a significant impact on our income from marketable securities for the fiscal years ended June 30, 2015, 2014 and 2013.

Our convertible notes are at a fixed rate of interest.

Foreign currency exchange rate risk

We have significant operations located in the United Kingdom, where the functional currency is British Pound Sterling and in Switzerland, where the functional currency is the Swiss Franc. We also have operations in Australia, where the functional currency is the Australian dollar, in Germany and France, where the functional currency is the European Euro and in Canada, where the functional currency is the Canadian Dollar We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future.

Foreign currency translation risk

The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our cash balances as of June 30, 2015 and 2014:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Cash and cash equivalents
	2015	2014
	(in thousands)
Between US Dollar and:
British Pounds Sterling (+/-)	$1,789	$2,094
Swiss Franc (+/-)	$1,566	$3,716
European Euro (+/-)	$138	$216
Australian Dollar (+/-)	$298	$330

A 10% increase or decrease in the exchange rate between the Israeli Shekel and the US Dollar or the Canadian Dollar and the US Dollar would not have had a significant impact on our cash and cash equivalents at June 30, 2015 or June 30, 2014.

The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our revenue and net income (loss) for the years ended June 30, 2015, 2014 and 2013:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Revenue			New income (loss)
	2015	2014	2013	2015	2014	2013
	(in thousands)
Between US Dollar and:
British Pounds Sterling (+/-)	$9,374	$9,672	$7,977	$934	$1,165	$557
Swiss Franc (+/-)	$3,298	$2,537	$—	$629	$815	$—
European Euro (+/-)	$515	$481	$431	$34	$32	$21
Australian Dollar (+/-)	$375	$293	$275	$22	$4	$17

A 10% increase or decrease in the average exchange rate between the Israeli Shekel and the US Dollar or the Canadian Dollar and the US Dollar would not have had a significant impact on our revenue or net income for the years ended June 30, 2015, 2014 or 2013.

Foreign currency transaction risk

Foreign currency transaction gains and losses are generally not significant and our financial results would not be significantly impacted in the event of a 10% increase or decrease in the average exchange rates between the US dollar and the respective functional currencies of our international subsidiaries.

Derivative instruments risk

We are party to various derivative instruments related to the issuance of our Notes. At June 30, 2015, all of our derivative instruments qualified for classification within stockholders’ equity. We are required, however, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements and if in any future period we fail to satisfy those requirements we would need to reclassify these instruments out of stockholders’ equity and back into a derivative asset or liability; at which point we would again be required to record any changes in fair value through earnings.

Item 8.	Financial Statements and Supplementary Data.

Index to Financial Statements, Financial Statements and Supplementary Data appear within Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As allowed by SEC guidance, management excluded from its assessment the operations of Intellinx, Ltd. which was acquired in January 2015 and which represented approximately 12 percent of total assets, primarily consisting of goodwill and other intangible assets which arose from the acquisition, and less than 1 percent of total revenues as of and for the year ended June 30, 2015.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See Executive Officers and Other Key Employees of the Registrant in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2015. The information required by this item is incorporated herein by reference to the information contained under the captions Proposal I—Election of Class II Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance of the Proxy Statement.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements—see Index to Consolidated Financial Statements	56

(2)	Financial Statement Schedule for the Years Ended June 30, 2015, 2014 and 2013: Schedule II—Valuation and Qualifying Accounts	55

	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)	Exhibits:

	Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference	101

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Years Ended June 30, 2015, 2014 and 2013

	Activity
Year Ended	Balance at Beginning of Year	(Charged to Revenue, Costs and Expenses)	Additions and Recoveries (1)	Deductions (2)	Balance at End of Year
	(in thousands)
June 30, 2015	$862	248	79	265	$924
June 30, 2014	$769	214	53	174	$862
June 30, 2013	$586	300	62	179	$769

(1)	Additions primarily represent increases to the allowance for doubtful accounts balance as a result of the impact of increases in foreign currency exchange rates.
(2)	Deductions are principally write-offs as well as the impact of decreases in foreign currency exchange rates.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

As allowed by the SEC guidance, management excluded from its assessment the operations of Intellinx, Ltd., which was acquired in January 2015 and which represented approximately 12 percent of total assets, primarily consisting of goodwill and other intangible assets which arose from the acquisition, and less than 1 percent of total revenues as of and for the year ended June 30, 2015.

Based on our assessment, management concluded that, as of June 30, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 58.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Bottomline Technologies (de), Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Intellinx, Ltd., which is included in the June 30, 2015 consolidated financial statements of Bottomline Technologies (de), Inc. and constituted approximately 12 percent of total assets as of June 30, 2015 and less than 1 percent of revenues for the year then ended. Our audit of internal control over financial reporting of Bottomline Technologies (de), Inc. also did not include an evaluation of the internal control over financial reporting of Intellinx, Ltd.

In our opinion, Bottomline Technologies (de), Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2015 of Bottomline Technologies (de), Inc. and our report dated August 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

August 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for presenting an unrecognized tax benefit when a new operating loss carryforward or tax credit carryforward exists, effective July 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

August 28, 2015

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2015	2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$121,163	$167,673
Marketable securities	23,225	23,805
Accounts receivable net of allowances for doubtful accounts of $924 at June 30, 2015 and $862 at June 30, 2014	65,140	61,064
Deferred tax assets	5,388	13,904
Prepaid expenses and other current assets	14,325	14,334

Total current assets	229,241	280,780
Property and equipment, net	47,579	35,901
Goodwill	215,360	208,991
Intangible assets, net	185,290	163,504
Other assets	11,014	11,167

Total assets	$688,484	$700,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,623	$16,283
Accrued expenses	24,436	25,542
Deferred revenue	70,383	66,571

Total current liabilities	106,442	108,396
Convertible senior notes	159,760	148,795
Deferred revenue, non current	17,624	15,997
Deferred income taxes	35,542	23,537
Other liabilities	20,578	16,192

Total liabilities	339,946	312,917
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares—100,000; issued shares—40,337 at June 30, 2015 and 39,224 at June 30, 2014; outstanding shares—38,105 at June 30, 2015 and 37,477 at June 30, 2014	40	39
Additional paid-in-capital	560,083	530,377
Accumulated other comprehensive income (loss)	(13,511)	6,816
Treasury Stock: 2,232 shares at June 30, 2015 and 1,747 shares at June 30, 2014, at cost	(34,167)	(20,579)
Accumulated deficit	(163,907)	(129,227)

Total stockholders’ equity	348,538	387,426

Total liabilities and stockholders’ equity	$688,484	$700,343

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended June 30,
	2015	2014	2013
Revenues:
Subscriptions and transactions	$171,361	$141,103	$118,016
Software licenses	21,907	20,769	22,546
Service and maintenance	130,183	131,531	106,389
Other	7,438	7,182	7,823

Total revenues	330,889	300,585	254,774
Cost of revenues:
Subscriptions and transactions	79,397	69,220	64,101
Software licenses	1,583	1,602	2,399
Service and maintenance	53,094	54,463	46,788
Other	5,367	5,383	5,998

Total cost of revenues	139,441	130,668	119,286

Gross profit	191,448	169,917	135,488
Operating expenses:
Sales and marketing	80,151	72,707	62,825
Product development and engineering	47,185	39,725	32,974
General and administrative	34,492	33,721	27,076
Amortization of intangible assets	30,383	26,242	19,549

Total operating expenses	192,211	172,395	142,424

Loss from operations	(763)	(2,478)	(6,936)
Loss on derivative instruments, net	—	—	(4,435)
Interest income	499	667	629
Interest expense	(14,765)	(14,222)	(7,550)
Other expense, net	(1,287)	(989)	(1)

Other expense, net	(15,553)	(14,544)	(11,357)

Loss before income taxes	(16,316)	(17,022)	(18,293)
Income tax provision (benefit)	18,364	2,082	(3,898)

Net loss	$(34,680)	$(19,104)	$(14,395)

Basic and diluted net loss per share:	$(0.92)	$(0.52)	$(0.41)

Shares used in computing basic and diluted net loss per share:	37,806	36,834	35,444

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	(10)	24	(3)
Minimum pension liability adjustments	(3,032)	272	—
Foreign currency translation adjustments	(17,285)	16,980	(3,893)

Other comprehensive income (loss), net of tax:	(20,327)	17,276	(3,896)

Comprehensive loss	$(55,007)	$(1,828)	$(18,291)

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2012	36,672	$37	$438,732	$(6,564)	1,931	$(22,291)	$(95,728)	$314,186
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	361	—	4,320	—	(113)	1,337	—	5,657
Vesting of restricted stock awards	870	1	(1)	—	—	—	—	—
Stock compensation expense			18,031					18,031
Repurchase of common stock to be held in treasury					40	(934)		(934)
Tax benefit associated with non qualified stock option exercises and forfeitures			50					50
Derivative settlement, net of tax			9,445					9,445
Sale of warrants			28,730					28,730
Equity issuance costs			(125)					(125)
Net loss							(14,395)	(14,395)
Unrealized loss on available for sale securities, net of tax				(3)				(3)
Foreign currency translation adjustment				(3,893)				(3,893)

Balance at June 30, 2013	37,903	$38	$499,182	$(10,460)	1,858	$(21,888)	$(110,123)	$356,749
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	255		3,796		(111)	1,309		5,105
Vesting of restricted stock awards	952	1	(1)					—
Stock compensation expense			22,821					22,821
Capitalized stock compensation expense			48					48
Issuance of common stock in connection with acquisitions	114		3,746					3,746
Tax benefit associated with non qualified stock option exercises and forfeitures			560					560
Fair value of equity awards assumed in acquisition			225					225
Minimum pension liability adjustments, net of tax				272				272
Net loss							(19,104)	(19,104)
Unrealized loss on available for sale securities, net of tax				24				24
Foreign currency translation adjustment				16,980				16,980

Balance at June 30, 2014	39,224	$39	$530,377	$6,816	1,747	$(20,579)	$(129,227)	$387,426
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	136		2,638	—	(109)	1,453		4,091
Vesting of restricted stock awards	977	1	(1)					—
Stock compensation expense			27,025					27,025
Amortization of previously capitalized stock compensation expense			(48)					(48)
Repurchase of common stock to be held in treasury					594	(15,041)		(15,041)
Tax benefit associated with non qualified stock option exercises and forfeitures			92					92
Minimum pension liability adjustments, net of tax				(3,032)				(3,032)
Net loss							(34,680)	(34,680)
Unrealized loss on available for sale securities, net of tax				(10)				(10)
Foreign currency translation adjustment				(17,285)				(17,285)

Balance at June 30, 2015	40,337	$40	$560,083	$(13,511)	2,232	$(34,167)	$(163,907)	$348,538

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2015	2014	2013
	(in thousands)
Operating activities:
Net loss	$(34,680)	$(19,104)	$(14,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	30,383	26,242	19,549
Stock compensation expense	27,025	22,821	18,031
Depreciation and amortization of property and equipment	10,507	8,250	6,861
Deferred income tax benefit	12,173	(5,781)	(8,729)
Provision for allowances on accounts receivable	248	214	300
Excess tax benefits associated with stock compensation	(133)	(560)	(99)
Amortization of debt issuance costs	1,184	1,184	654
Amortization of debt discount	10,965	10,213	5,326
Amortization of premium on investments	388	366	—
Loss on derivative instruments, net	—	—	4,435
Loss on disposal of equipment	4	54	87
Loss on foreign exchange	(2)	35	21
Changes in operating assets and liabilities:
Accounts receivable	(310)	(5,690)	2,195
Prepaid expenses and other current assets	180	(1,853)	471
Other assets	222	(898)	930
Accounts payable	(3,193)	1,535	(93)
Accrued expenses	(1,333)	(2,253)	(2,290)
Deferred revenue	7,561	14,915	7,541
Other liabilities	1,511	2,531	781

Net cash provided by operating activities	62,700	52,221	41,576
Investing activities:
Acquisition of businesses, net of cash acquired	(68,017)	(153,491)	(30,323)
Purchase of cost-method investment	—	—	(3,000)
Purchases of held-to-maturity securities	(96)	(78)	(62)
Proceeds from sales of held-to-maturity securities	96	55	62
Purchase of available-for-sale securities	(15,185)	(28,453)	(9,477)
Proceeds from sales of available-for-sale securities	15,347	13,873	—
Purchases of property and equipment, net	(23,297)	(12,652)	(10,106)
Proceeds from disposal of property and equipment	—	113	56

Net cash used in investing activities	(91,152)	(180,633)	(52,850)
Financing activities:
Proceeds from issuance of convertible senior notes	—	—	189,750
Debt issuance costs	—	—	(5,882)
Proceeds from issuance of warrants, net of issue costs	—	—	25,776
Purchase of convertible note hedges	—	—	(42,390)
Repurchase of common stock	(15,041)	—	(934)
Proceeds from exercise of stock options and employee stock purchase plan	4,091	5,105	5,657
Excess tax benefits associated with stock compensation	133	560	99
Capital lease payments	—	—	(95)

Net cash (used in) provided by financing activities	(10,817)	5,665	171,981
Effect of exchange rate changes on cash	(7,241)	6,868	(1,956)

Decrease in cash and cash equivalents	(46,510)	(115,879)	158,751
Cash and cash equivalents at beginning of period	167,673	283,552	124,801

Cash and cash equivalents at end of period	$121,163	$167,673	$283,552

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$2,854	$2,792	$1,347
Income taxes	$7,507	$5,023	$5,215
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$—	$3,746	$—

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 30, 2015, 2014 and 2013

1. Organization and Nature of Business

Bottomline Technologies (de), Inc. is a Delaware corporation that powers mission-critical business transactions. We help our customers optimize financially-oriented operations and build deeper customer and partner relationships by providing a trusted and easy-to-use set of cloud-based digital banking, fraud prevention, payment, financial document, insurance and healthcare solutions. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. Our products and services are sold to customers operating in many different industries throughout the world, but principally in the US, UK and continental Europe regions.

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

Foreign Currency Translation

We have international subsidiaries in Europe, in the Asia-Pacific region and in Canada, whose functional currencies are either the British Pound Sterling, Swiss Franc or European Euro (in respect of our European subsidiaries), the Australian Dollar (in respect of our Asia Pacific subsidiary) or the Canadian Dollar (in respect of our Canadian subsidiary). Assets and liabilities of all of our international subsidiaries have been translated into US dollars at year-end exchange rates, and results of operations and cash flows have been translated at the average exchange rates in effect during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive income or loss. Foreign currency transaction gains and losses are included in results of operations as incurred and are not significant to our overall operations.

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2015, our cash equivalents consisted of demand deposit accounts and money market funds.

Marketable Securities

All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. At June 30, 2015 we held $23.2 million of marketable securities which consisted primarily of US treasury notes, residential mortgage-backed securities, and U.S. corporate debt securities.

Our held to maturity investments, all of which mature within one year, are recorded at amortized cost and interest income is recognized in earnings when earned. The cost of securities sold is determined based on the specific identification method. At June 30, 2015 and 2014 the amortized cost of our held-to-maturity investments approximated their fair value.

Our securities classified as available for sale are recorded at fair value, with all unrealized gains or losses recorded as a component of other comprehensive income or (loss). At June 30, 2015 and 2014, $12.7 million and $13.2 million, respectively, of our available for sale securities had maturities of less than one year and the remaining $10.4 million and $10.5 million, respectively, had maturities of between one and five years. The cost of securities sold is determined based on the specific identification method. At June 30, 2015 and 2014, our net unrealized loss associated with our investment securities was not significant.

At June 30, 2015, the difference between the fair value of our available for sale securities and their amortized cost was not significant.

The table below presents information regarding our marketable securities by major security type as of June 30, 2015 and 2014.

	June 30, 2015			June 30, 2014
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	65	23,160	23,225	80	23,725	23,805

Total marketable securities	$65	$23,160	$23,225	$80	$23,725	$23,805

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of June 30, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of June 30, 2015
	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
Residential Mortgage Backed	$2,011	5
U.S. Corporate	5,404	5

	$7,415	10

Other Investments

We have certain other investments accounted for at cost, as we do not have the ability to exercise significant influence over the investees. The carrying value of these investments was $3.4 million and $3.3 million as of June 30, 2015 and June 30, 2014, respectively, and they are reported as a component of our other assets. The investments are evaluated periodically for indicators of impairment and impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. At June 30, 2015, we reviewed the carrying value of these investments and concluded that they were not impaired.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We had approximately $109.3 million of cash and cash equivalents invested with seven financial institutions at June 30, 2015. Balances of cash and cash equivalents are typically in excess of any insurance, such as FDIC coverage, that may protect our deposits.

Our accounts receivable are reported in our consolidated balance sheets net of allowances for uncollectible accounts. We believe that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising our customer base. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom we have had no prior collections history, and collateral is generally not required. We maintain reserves for potential losses based on customer specific situations as well as our historic experience and such losses, in the aggregate, have not exceeded our expectations. There were no customers that, individually, accounted for more than 10% of our consolidated accounts receivable balance at June 30, 2015 or 2014. For the fiscal years ended June 30, 2015, 2014, and 2013, we had no customer that accounted for 10% or greater of our consolidated revenues.

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

Accounts Receivable

Accounts receivable include unbilled receivables of approximately $4.9 million and $1.5 million at June 30, 2015 and 2014, respectively. Unbilled receivables at June 30, 2015 arose partially from our January 2015 acquisition of Intellinx, Ltd. Unbilled receivables include revenues recognized on long-term contracts for which billings have not yet been presented to the customers, based on the contractually stipulated billing requirements.

Inventory

Inventory, all of which is categorized as finished goods, is stated at the lower of our cost of purchase (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost, net of accumulated amortization and depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Property, equipment, furniture, fixtures and vehicles	3-7 years
Software	3-5 years
Technical equipment	3-5 years
Building (Reading, England)	50 years
Leasehold improvements	Remaining lease term, inclusive of expected renewal periods

Periodically, based on specific transactions, we may assign a life outside of the general range of useful lives noted here if a particular asset’s estimated period of use falls outside of the normal range.

Goodwill and Other Intangible Assets

We initially record goodwill and other intangible assets at their estimated fair values, and we review these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment; historically during our fourth quarter.

Our specifically identifiable intangible assets, which consist principally of customer related assets and core technology, are reported net of accumulated amortization and are amortized over their estimated useful lives at amortization rates that are proportional to each asset’s estimated economic benefit. We review the carrying value of these intangible assets annually, or more frequently if indicators of impairment are present.

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

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $1.3 million, $1.0 million, and $0.6 million for the years ended June 30, 2015, 2014 and 2013, respectively.

Shipping and Handling Costs

We expense all shipping, handling and delivery costs in the period incurred, generally as a component of equipment and supplies cost of revenues.

Commissions Expense

We record commissions as a component of sales and marketing expense when earned by the respective salesperson. Excluding certain arrangements within our Digital Banking segment, for which commissions are earned as revenue is recorded over the period of project performance, substantially all software commissions are earned in the month in which a customer order is received. Commissions associated with professional services are typically earned in the month that services are rendered. Commissions associated with post-contract customer support arrangements and subscription-based arrangements are typically earned when the customer is billed for the underlying contractual period, or in the period the order is received. Commissions are normally paid within thirty days of the month in which they are earned.

Research and Development Expenditures

We expense research and development costs in the period incurred.

Debt Issuance Costs

We incurred certain third party costs in connection with our issuance of the convertible notes (the Notes), as defined in Note 10, principally related to underwriting and legal fees. These costs are included as part of other assets on our consolidated balance sheets and are being amortized to interest expense ratably over the five-year term of the Notes.

Income Taxes and Income Tax Uncertainties

We recognize deferred tax assets and deferred tax liabilities based on differences in the financial reporting and tax basis of the underlying assets or liabilities, measured at tax rates that are expected to be in effect when the differences reverse. A valuation allowance to reduce the carrying value of deferred tax assets is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As discussed in Note 16, we recorded a valuation allowance against a portion of our US deferred tax assets during the year ended June 30, 2015.

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

Share-Based Compensation

We recognize expense for the estimated fair value of our share-based compensation. The expense associated with share-based payment awards is recognized on a straight-line basis over the award’s vesting period.

Capitalized Software Costs

Capitalization of software development costs, other than software developed for internal use which is discussed below, begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. For the years ended June 30, 2015, 2014 and 2013, there were no material costs capitalized since substantially all development costs were incurred prior to attaining technological feasibility.

We capitalize certain costs associated with internal use software, including software that we use to provide our hosted solutions, during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the years ended June 30, 2015, 2014 and 2013 we capitalized $10.7 million, $4.4 million and $1.5 million, respectively, of internal use software development costs. The substantial majority of these costs were costs associated with our SaaS based technology platforms. Capitalized internal use software costs are amortized over estimated useful lives ranging from 2 to 7 years once the related project has been completed and deployed for customer use. For the fiscal years ended June 30, 2015, 2014 and 2013 we expensed $1.3 million $0.4 million and $0.1 million of capitalized internal use software costs. At June 30, 2015, 2014 and 2013 the net carrying value of capitalized internal use software was $14.9 million, $5.6 million and $1.6 million, respectively.

Revenue Recognition

Software Arrangements

We recognize revenue on our software license arrangements when four basic criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectability is probable. We consider a fully executed agreement or a customer purchase order to be persuasive evidence of an arrangement. Delivery is deemed to have occurred upon transfer of the product to the customer or the completion of services rendered. We consider the arrangement fee to be fixed and determinable if it is not subject to adjustment and if the customer has not been granted extended payment terms. Excluding our long term contract arrangements where revenue is recorded on a percentage of completion basis, extended payment terms are deemed to be present when any portion of the software license fee is due in excess of 90 days after the date of product delivery. In arrangements that contain extended payment terms, software revenue is recorded as customer payments become contractually due, assuming all other revenue recognition criteria have been met. We consider the arrangement fee to be probable of collection if our internal credit analysis indicates that the customer will be able to pay contractual amounts as they become due.

Our software arrangements often contain multiple revenue elements, such as software licenses, professional services and post-contract customer support. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met which, excluding post-contract customer support, is typically upon delivery. Revenue for post-contract customer support agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor specific objective evidence (VSOE). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. We do not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license using the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is recognized upon delivery of that element. Any remaining arrangement fee is then allocated to the software license. This has the effect of allocating any sales discount inherent in the arrangement to the software license fee.

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

Earnings per Share

We report both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options or any other type of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

Comprehensive Income or Loss

Comprehensive income or loss includes all changes in equity during a period from non-owner sources, such as net income or loss, foreign currency translation adjustments, certain pension adjustments and unrealized gains and losses on available for sale securities.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update which provides for new revenue recognition guidance, superseding nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require more judgment and estimates within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. The new standard is also expected to significantly increase the financial statement disclosure related to revenue recognition. This standard is currently effective for us in our first quarter of our 2019 fiscal year (July 1, 2018) using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures.

We are continuing to evaluate the expected impact of this standard on our consolidated financial statements and we have not yet selected a method of adoption. While our assessment of the impact of this standard is not complete, we currently believe that the most significant impact will be in two specific areas:

•

Under the new standard, the absence of VSOE in certain software license arrangements will no longer result in strict revenue deferral, as instead fair value will be assigned to arrangement elements based on a fair value hierarchy no longer dependent on the presence of VSOE. Absent a change in how we license our products, we believe that this will result in greater up-front recognition of software revenue for certain of our license arrangements.

•

Under the new standard, certain expenses we incur will require deferral and recognition over the period in which revenue is recognized, subject to certain exceptions. We believe that this may result in the deferral of certain implementation and commission costs associated with our SaaS offerings which would then be recognized as expense over a multi-year period; such costs are expensed directly as incurred today.

However, we are unable to quantify the impact of these outcomes at this time, nor can we ensure that our continuing analysis and interpretation of the standard will result in this financial reporting outcome.

In April 2015, the FASB issued an accounting standard update which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying value of the debt. This standard is effective for us on July 1, 2016 (the first quarter of our 2017 fiscal year) with early application permitted. Upon adoption of this standard, deferred debt issuance costs will be reclassified from non-current assets and shown as a reduction to the debt carrying value in our consolidated balance sheet. Deferred debt issuance costs were approximately $2.9 million at June 30, 2015. The adoption of this standard will be applied retrospectively and will not have an impact on our consolidated statement of comprehensive income (loss) or cash flows.

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

At June 30, 2015 and 2014, our assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2015				June 30, 2014
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (cash and cash equivalents)	$2,068	$—	$—	$2,068	$10,718	$—	$—	$10,718
Available for sale securities
Debt
U.S. Corporate	10,561	—	—	10,561	13,119	—	—	13,119
Residential mortgage-backed	7,733	—	—	7,733	5,537	—	—	5,537
Government—U.S.	4,866	—	—	4,866	5,069	—	—	5,069

Total available for sale securities	$23,160	$—	$—	$23,160	$23,725	$—	$—	$23,725

Fair Value of Financial Instruments

We have certain other financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the convertible senior notes (the Notes) more fully described in Note 10. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at June 30, 2015, and June 30, 2014, approximated their fair value.

•

Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive loss in shareholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•	The carrying value of assets ($1.8 million) related to deposits we have made to fund future requirements associated with Israeli severance arrangements approximated their fair value at June 30, 2015.

•	We hold certain cost method equity investments in non-publicly traded securities aggregating $3.4 million and $3.3 million at June 30, 2015 and June 30, 2014, respectively, which are included in other assets. These investments are generally carried at cost less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, we use all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

•

The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value of the Notes, $159.8 million at June 30, 2015, will be accreted over the remaining term to maturity to the principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $206.6 million as of June 30, 2015. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

4. Product and Business Acquisitions

2015 Acquisition Activity

During the year ended June 30, 2015, we completed three business acquisitions for aggregate purchase consideration of $70.9 million. Details of each acquisition follow below.

Intellinx

On January 12, 2015, we acquired all of the outstanding share capital of Intellinx Ltd. (Intellinx), an Israeli corporation. Intellinx provides comprehensive cyber fraud and risk management solutions. As purchase consideration we paid approximately $66.7 million in cash ($6.8 million of which will be held in escrow as a source for the satisfaction of indemnification obligations owed to us) and 774,000 shares of our common stock. The common stock component of the purchase consideration was issued to certain former equity holders of Intellinx who became employees of Bottomline upon the closing of the acquisition. The common stock is subject to a vesting schedule tied to continued employment; as such we will record share-based payment expense over the underlying stock vesting period which ranges from four to five years. Absent indemnification claims, the portion of the cash purchase consideration held in escrow will be reduced by 50% nine months from the acquisition date, with any remaining escrow balance released to the selling stockholders of Intellinx fifteen months from the acquisition date.

In the preliminary allocation of the purchase price we recognized $13.3 million of goodwill which is not deductible for income tax purposes. The goodwill arose principally due to the recognition of certain deferred tax liabilities in purchase accounting and the assembled workforce of Intellinx. The Intellinx goodwill was allocated to our Payments and Transactional Documents operating segment. Identifiable intangible assets of $55.9 million are being amortized over a weighted average useful life of twelve years. The intangible assets consisting of core technology, customer related assets and other intangible assets are being amortized over weighted average lives of thirteen years, thirteen years and five years, respectively.

At June 30, 2015 we were still finalizing our estimates of fair value for certain tangible and intangible assets acquired and liabilities assumed in the Intellinx acquisition. Accordingly, the purchase price allocation that follows is preliminary and subject to change as we finalize our fair value estimates. The preliminary allocation of the Intellinx acquisition purchase price as of June 30, 2015 is as follows:

(in thousands)
Current assets	$9,770
Property and equipment	299
Other assets	2,187
Customer related intangible assets	2,285
Core technology	52,711
Other intangible assets	937
Goodwill	13,325
Current liabilities	(4,217)
Other liabilities	(10,647)

Total purchase price	$66,650

For the year ended June 30, 2015, revenues attributable to the Intellinx acquisition represented less than 1% of our consolidated revenues. Intellinx’ pre-tax loss for the year ended June 30, 2015 was approximately $6.6 million and was inclusive of $2.2 million of intangible asset amortization and $1.7 million of stock compensation expense.

Arian

On November 21, 2014, we acquired UK-based Arian Software Limited (Arian) for a cash payment of £2.3 million (approximately $3.5 million based on exchange rates in effect at the acquisition date) and 60,000 shares of our common stock. The common stock component of the purchase consideration was issued to certain equity holders of Arian who became Bottomline employees. The common stock is subject to a vesting schedule tied to continued employment; as such we will record share-based payment expense over the underlying stock vesting period of four years. Arian provides technology used in our financial messaging business. In the allocation of the purchase price we recognized $2.4 million of goodwill which is not deductible for income tax purposes and which arose principally due to anticipated future benefits arising from the acquisition. Identifiable intangible assets of $1.5 million, consisting of acquired technology and certain customer related intangible assets, are being amortized over estimated useful lives of twelve years and nine years, respectively. Arian’s operating results have been included in the results of the Hosted Solutions segment from the date of the acquisition forward and did not have a material impact on our revenue or earnings for the year ended June 30, 2015.

Litco

On July 9, 2014, we acquired substantially all of the assets and assumed certain liabilities of Litco Systems Inc. (Litco) for $0.7 million in cash and 4,999 shares of our common stock valued at $0.2 million. The common stock was subject to a vesting schedule tied to continued services to be rendered by Litco’s principal equity holder post-acquisition; as such we will record share-based payment expense over the underlying stock vesting period. Litco is a long-time reseller and integration partner of our document automation products, principally in the Canadian marketplace. Customer related intangible assets are being amortized over an estimated useful life of six years. Litco’s operating results have been included in the results of the Payments and Transactional Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or earnings for the year ended June 30, 2015.

Acquisition expenses of approximately $2.1 million were expensed during the year ended June 30, 2015 related to the Intellinx, Arian and Litco acquisitions, principally as a component of general and administrative expense.

2014 Acquisition Activity

During the year ended June 30, 2014, we completed four business acquisitions for aggregate purchase consideration of $170.4 million. Details of each acquisition follow below.

Andera

On April 3, 2014, we acquired Andera, Inc. (Andera) for purchase consideration of $42.8 million in cash. We also issued 102,158 shares of our common stock to certain equity holders of Andera. These shares have vesting conditions tied to continuing employment, and, as such, the shares are compensatory and we will recognize share-based payment expense over the underlying vesting period. The accounting purchase price also includes $0.2 million related to unvested Andera stock options that we assumed in the acquisition. This amount reflects the fair value of the underlying awards that relate to pre-acquisition service periods.

The allocation of the Andera acquisition purchase price which was finalized during the year ending June 30, 2015 is as follows:

(in thousands)
Current assets	$2,150
Property and equipment	1,226
Customer related intangible assets	13,749
Core technology	7,429
Other intangible assets	623
Goodwill	25,941
Current liabilities	(4,565)
Other liabilities	(3,573)

Total purchase price	$42,980

Rationalwave

On January 29, 2014, we acquired Rationalwave Analytics, Inc. (Rationalwave), an early stage predictive analytics technology company, for a cash payment of $1.2 million and 113,731 shares of our common stock which was valued at approximately $3.7 million as of the acquisition date. We also issued 92,151 shares of our common stock to key Rationalwave equity holders joining us as employees. These shares of stock have vesting conditions tied to continuing employment and, as such, these shares are compensatory and we will recognize share-based payment expense over the underlying stock vesting period. In the allocation of the purchase price we recognized $3.9 million of goodwill which arose partially due to the recognition of certain deferred tax liabilities in purchase accounting and anticipated future benefits arising from the acquisition. The goodwill is not deductible for income tax purposes. Identifiable intangible technology assets of $1.5 million are being amortized over an estimated useful life of five years. We use the Rationalwave technology within various technology solutions we offer to our customers and as such the goodwill was allocated to multiple operating segments.

Simplex

On September 4, 2013, we acquired all of the remaining equity of Simplex, a UK-based corporation for a cash payment of £3.4 million (approximately $5.4 million based on exchange rates in effect at the acquisition date). The acquisition of Simplex was a business combination achieved in stages as we initially held, through our acquisition of Sterci which is discussed below, a non-controlling interest in Simplex prior to our acquiring control on September 4, 2013. The accounting purchase price for Simplex of $15.2 million includes the acquisition date fair value of our non-controlling interest in Simplex of $5.6 million, plus the cash consideration paid on September 4, 2013, for the controlling interest in Simplex of $5.4 million. The accounting purchase price also includes the settlement of a preexisting relationship, specifically amounts due from Simplex, of $4.2 million.

In the purchase price allocation, our prior non-controlling interest in Simplex was initially included in the purchase price allocation of Sterci at fair value and was then reallocated to the Simplex assets acquired and liabilities assumed upon obtaining control of Simplex. We recognized $11.8 million of goodwill which is not deductible for income tax purposes, which arose primarily due to the recognition of certain deferred tax liabilities in purchase accounting, the assembled workforce of Simplex and synergies we expect to receive by leveraging Simplex with our existing financial messaging solutions. Simplex’s operating results have been included in our operating results from the date of the acquisition forward as a component of the Hosted Solutions segment and all of the goodwill was allocated to this segment. Identifiable intangible assets aggregating $4.5 million include customer related assets and other intangible assets and are being amortized over estimated useful lives of fifteen and four years, respectively.

Sterci

On August 20, 2013, we acquired Sterci, a Swiss corporation for a cash payment of 111.0 million Swiss Francs (approximately $121.0 million based on exchange rates in effect at the acquisition date). We recognized $48.7 million of goodwill which arose primarily due to the recognition of certain deferred tax and pension liabilities in purchase accounting, the assembled workforce of Sterci and synergies that we expect to receive from the expansion of our financial messaging solutions. The goodwill is not deductible for income tax purposes.

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

Sterci and Simplex are leading providers of financial messaging solutions utilizing the SWIFT global messaging network on behalf of more than 350 customers across 20 different countries. The Sterci and Simplex acquisitions, combined with our existing financial messaging business, created a new global center of excellence in financial messaging, providing solutions for banks, financial institutions and corporations around the world.

In addition, please refer to our product and business acquisition disclosures included in the 2014 Annual Report on Form 10-K as filed with the SEC on August 28, 2014.

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

5. Property and Equipment

Property and equipment consist of the following:

	June 30,
	2015	2014
	(in thousands)
Land	$298	$324
Building and Improvements	14,997	12,834
Furniture and fixtures	6,198	4,992
Technical equipment	42,351	36,212
Software	40,967	29,677
Motor Vehicles	93	73

	104,904	84,112
Less: Accumulated depreciation and amortization	57,325	48,211

	$47,579	$35,901

6. Goodwill and Other Intangible Assets

The increase in goodwill and our other intangible assets during 2015 was due principally to our current year acquisitions.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$200,957	$(101,219)	$99,738	10.4
Core technology	131,069	(55,374)	75,695	10.2
Other intangible assets	20,790	(10,933)	9,857	6.4

Total	$352,816	$(167,526)	$185,290

Unamortized intangible assets:
Goodwill			215,360

Total intangible assets			$400,650

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$206,294	$(88,184)	$118,110	11.8
Core technology	78,991	(45,552)	33,439	6.8
Other intangible assets	20,220	(8,265)	11,955	7.2

Total	$305,505	$(142,001)	$163,504

Unamortized intangible assets:
Goodwill			208,991

Total intangible assets			$372,495

Estimated amortization expense for fiscal year 2016 and subsequent fiscal years is as follows:

(in thousands)
2016	$29,204
2017	24,582
2018	20,547
2019	18,822
2020	16,922
2021 and thereafter	74,708

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Hosted Solutions	Digital Banking
	(in thousands)
Balance at June 30, 2013	$66,862	$33,881	$8,453
Goodwill acquired during the period	954	62,647	27,394
Impact of foreign currency translation	2,716	6,084	—

Balance at June 30, 2014	70,532	102,612	35,847
Goodwill acquired during the period	13,325	2,363	—
Purchase accounting adjustments	—	(745)	33
Impact of foreign currency translation	(2,238)	(6,369)	—

Balance at June 30, 2015	$81,619	$97,861	$35,880

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2015	2014
	(in thousands)
Employee compensation and benefits	$13,751	$12,055
Accrued income taxes payable	2,433	6,362
Sales and value added taxes	1,963	1,932
Professional fees	1,105	1,808
Accrued interest	237	237
Accrued royalties	352	218
Other	4,595	2,930

	$24,436	$25,542

8. Restructuring Costs

During fiscal year 2015, in response to recent acquisitions and business events, we realigned our workforce and recorded pre-tax restructuring expenses associated with severance related benefits of approximately $1.3 million.

Restructuring charges recorded in fiscal 2015 were expensed as follows:

(in thousands)
Subscriptions and transactions cost of sales	$149
Service and maintenance cost of sales	171
Sales and marketing	438
Product development and engineering	212
General and administrative	327

$1,297

At June 30, 2015, our remaining liability for severance related benefits was as follows:

(in thousands)
Accrued severance benefits at June 30, 2014	$473
Additions charged to expense in 2015	1,297
Payments charged against the accrual	(1,717)

Accrued severance benefits at June 30, 2015	$53

9. Commitments and Contingencies

Leases

We lease our principal office facility in Portsmouth, NH under a non-cancelable operating lease expiring in 2027. In addition, we have two five year options to further extend the term of this lease. Rent expense is fixed for the base term of the lease. We are also required to pay certain incremental operating costs above the base rent.

We lease office space in certain other cities worldwide under operating leases that expire at various dates. In addition to the base rent, we are typically also responsible for a portion of the operating expenses associated with these facilities. Where operating leases contain rent escalation clauses or certain types of landlord concessions, the financial effect of these items are included in the determination of the straight-line expense over the lease term.

Rent expense, net of sublease income, for the fiscal years ended June 30, 2015, 2014 and 2013 was $6.9 million, $5.4 million and $4.6 million, respectively. Sublease income for the fiscal years ended June 30, 2015, 2014 and 2013 was insignificant.

Future minimum annual rental commitments under our facilities, equipment, and vehicle leases at June 30, 2015 are as follows:

(in thousands)
2016	$5,386
2017	5,014
2018	4,523
2019	4,246
2020	3,685
2021 and thereafter	11,946

$34,800

Long Term Service Arrangements

We have entered into service agreements with initial minimum commitments ranging between one and five years that expire between the fiscal years 2016 and 2020, primarily for software licenses, hosting services and disaster recovery services. In addition to the base terms, we have certain options to extend the terms of the service agreements. Payments are fixed for the initial terms and are subject to increase in the event that we elect to extend the service.

Future minimum annual commitments under our long term service arrangements as of June 30, 2015 are as follows:

(in thousands)
2016	$7,372
2017	3,472
2018	1,764
2019	314
2020	78

$13,000

Legal Matters

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at June 30, 2015, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

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

The net carrying amount of the convertible notes at June 30, 2015 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(29,990)

Net carrying value	$159,760

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the convertible notes:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Contractual interest expense (cash)	$2,846	$2,846	$1,573
Amortization of debt discount (non-cash)	10,965	10,213	5,326
Amortization of debt issue costs (non-cash)	1,184	1,184	654

	$14,995	$14,243	$7,553

Effective interest rate of the liability component	7.28%	6.88%	6.60%

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

11. Derivative Instruments

Our derivative instruments for the fiscal year ended June 30, 2015 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of June 30, 2015 each of these instruments continued to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

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

12. Postretirement and Other Employee Benefits

Defined Contribution Pension Plans

We have a 401(k) Plan (the Plan), whereby eligible US employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. We may contribute a discretionary matching contribution annually equal to 50% of each such participant’s deferred compensation up to the first 5% of their annual eligible compensation. We charged approximately $1.8 million, $1.6 million and $1.4 million to expense in the fiscal years ended June 30, 2015, 2014 and 2013, respectively, associated with our matching contribution for those years.

We have a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. We contribute 3% of the employee’s annual compensation as long as the individual contributes a minimum of 1% of their annual compensation to the plan. We charged approximately $1.2 million, $1.0 million and $1.0 million to expense in the fiscal years ended June 30, 2015, 2014 and 2013, respectively, under the GPPP.

We have a GPPP related to European employees from our Sterci acquisition and governed by local regulatory requirements. For fiscal years ended June 30, 2015 and 2014 we contributed approximately $1.4 million and $1.2 million, respectively, under the GPPP.

We are required by Australian government regulation to pay a certain percentage, currently 9%, of gross salary to a compliant Superannuation Fund for the benefit of our Australian employees. We charged approximately $0.2 million to expense in the fiscal years ended June 30, 2015, 2014 and 2013, respectively, reflecting our contribution to the Superannuation Fund.

We have a retirement contribution plan with respect to our employees in Israel (Israel plan) under which we contribute 5% of each eligible employee’s annual compensation. Employees are entitled to amounts accumulated in the Israel plan upon reaching retirement age. We charged approximately $0.2 million to expense in the fiscal year 2015 related to the Israel plan.

Defined Benefit Pension Plan

We sponsor a defined benefit pension plan for our Swiss-based employees (the Swiss pension plan) that is governed by local regulatory requirements. As of June 30, 2015, we had 109 employees, which is approximately 7% of our workforce, covered under the Swiss pension plan. The Swiss pension plan is governed by the Swiss Federal Law on Occupational Retirements, Survivors’ and Disability Pension plans. We use a third party pension fund, Profond, to administer this plan. We charged approximately $1.9 million and $2.0 million to expense in the fiscal years ended June 30, 2015 and June 30, 2014, respectively, related to this plan. The annual measurement dated for our pension benefits is June 30.

During fiscal year 2014, Profond decreased the pension benefit conversion rates over a five year period from a maximum of 7.2% to 6.8%, which reduced the projected benefit at retirement for all employees. This event qualified as a plan amendment and the prior service credit arising from this amendment was recorded as a component of accumulated other comprehensive income (loss) for the year ended June 30, 2014. In fiscal year 2016 we expect to recognize approximately $0.1 million as a reduction of our overall net periodic benefit cost related to this plan amendment.

The accumulated benefit obligation (ABO) represents the obligations of a pension plan for past service as of the measurement date, which is the present value of benefits earned to date based on current compensation levels. The Swiss pension plan ABO as of June 30, 2015 was $38.3 million. The projected benefit obligation (PBO) is the ABO adjusted to reflect the impact of future compensation levels. The following table represents the PBO, change in plan assets, funded status and amounts recognized in our consolidated balance sheets at June 30, 2015 and 2014:

	Pension Benefits
	2015	2014
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$36,413	$30,548
Service cost	2,300	2,170
Interest cost	673	594
Actuarial loss	3,647	1,635
Plan participant contributions	872	830
Benefits paid, net of transfers into plan	(939)	644
Plan change	—	(1,180)
Effect of foreign currency exchange rate changes	(1,830)	1,172

Projected benefit obligation at end of year	$41,136	$36,413

Change in plan assets:
Fair value of plan assets at beginning of year	$26,575	$21,020
Actual return on plan assets	801	1,595
Employer contribution	1,820	1,669
Plan participant contributions	872	830
Benefits paid, net of transfers into plan	(939)	644
Effect of foreign currency exchange rate changes	(1,353)	817

Fair value of plan assets at end of year	$27,776	$26,575

Pension liability at end of fiscal year	$(13,360)	$(9,838)

Accumulated other comprehensive loss consists of the following:

Net prior service credit	$1,025	$1,180
Net actuarial loss	(4,659)	(809)

Accumulated other comprehensive loss, before income tax	$(3,634)	$371

For the year ended, June 30, 2015, we reclassified approximately $0.1 million of net prior service credit as a component of net periodic benefit cost from accumulated other comprehensive loss.

The net unfunded balance of our defined benefit pension plan is recorded as a non-current liability and all unrecognized gains or losses, net of tax, are recorded as a component of other comprehensive income (loss) within stockholders’ equity at June 30, 2015.

Assumptions:

	Pension Benefits
	2015	2014
Weighted-average assumptions used to determine net benefit costs:
Discount rate	2.00%	2.25%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	2.00%	2.00%

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	1.25%	2.00%
Expected return on plan assets	3.00%	4.00%
Rate of compensation increase	1.75%	2.00%

The expected return on plan assets is determined by adjusting the market value of assets to reflect the investment gains and losses from prior years. We amortize gains and losses in our net periodic benefit cost which result from actual experience different from that assumed and from changes in assumptions. If, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the projected benefit obligation and the market related value of plan assets, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan.

The fair value of plan assets for the Swiss pension plan was $27.8 million at June 30, 2015. As is customary with Swiss pension plans, the plan assets are invested in a collective fund with multiple employers through a Swiss insurance company. We do not have rights to the individual assets of the plan nor do we have investment authority over the assets of the plan. The collective fund maintains a variety of investment positions primarily in equity securities and highly rated debt securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements, and we further consider whether there are other indicators that the investment balances reported by the fund could be impaired. We concluded that no such impairment indicators were present at June 30, 2015.

The pension plan 2015 actual asset allocation as compared to Profond’s target asset allocations are as follows:

	Actual	Target
Asset Category:
Cash and cash equivalents	7%	5%
Equity Securities	51%	50%
Fixed Income	22%	28%
Real Estate	18%	15%
Other	2%	2%

As of June 30, 2015, the estimated future benefit payments (inclusive of any future service) were as follows:

(In thousands)	Total
2016	$1,200
2017	1,211
2018	1,470
2019	1,671
2020	1,502
2021-25	9,513

Net periodic pension costs for the Swiss pension plan include the following components:

	2015	2014
	(In thousands)
Components of net periodic (income) cost
Service cost	$2,300	$2,170
Interest cost	673	594
Net prior service cost credit	(93)	—
Expected return on plan assets	(1,003)	(769)

Net periodic cost	$1,877	$1,995

We expect to make a contribution of approximately $1.7 million to our pension plan in 2016, which is the legal funding regulation minimum for the Swiss pension plan.

Israeli Severance Pay

We provide severance payments based on Israeli law and certain other circumstances to employees of our Israeli subsidiary. We establish a liability for severance pay based on the most recent monthly salary of each employee multiplied by the respective number of years of employment, over the period of employment. We make monthly deposits designed to fund a portion of the overall severance liability and those deposits are recorded as an asset in our consolidated balance sheet. In the event of a separation, the employee receives the balance in deposited funds with any remaining severance liability balance paid by us. As of June 30, 2015, our severance liability (classified in other liabilities within our consolidated balance sheet) was $1.9 million and our severance deposit (classified as other assets within the consolidated balance sheet) was $1.8 million. We charged approximately $0.3 million to expense in the fiscal year 2015 related to this severance plan.

13. Share-Based Payments

We recognize expense for the estimated fair value of all share-based payments to employees on a straight-line basis over the award vesting period. For the fiscal years ended June 30, 2015, 2014, and 2013, we recorded expense of approximately $27.0 million, $22.8 million and $18.0 million, respectively, in connection with our share-based payment awards. For the fiscal years ended June 30, 2015, 2014 and 2013, we recognized tax benefits of $9.1 million, $8.3 million and $6.7 million, respectively, related to the expense recorded in connection with our share-based payment awards.

Share-Based Compensation Plans

Employee Stock Purchase Plan

On November 16, 2000, we adopted the 2000 Employee Stock Purchase Plan, which was amended on November 18, 2004 and November 18, 2010 (2000 Stock Purchase Plan), and which provides for the issuance of up to a total of 4,000,000 shares of common stock to participating employees. At the end of each designated purchase period, which occurs every six months on March 31 and September 30, employees can elect to purchase shares of our common stock with contributions of between 1% and 10% of their base pay, accumulated via payroll deductions, at an amount equal to 85% of the lower of the fair market value of the common stock on the first day of each 24-month offering period or the last day of the applicable six-month purchase period.

Our employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, we measure the fair value of these awards at intrinsic value (the value of our common stock less the employee purchase price) at the end of each reporting period. For the fiscal year ended June 30, 2015, we recorded compensation cost of approximately $0.5 million associated with our employee stock purchase plan. As a result of employee stock purchases in fiscal year 2015 we issued approximately 109,000 shares of our common stock. The aggregate intrinsic value of shares issued under the employee stock plan during fiscal year 2015 was $0.5 million. At June 30, 2015, based on employee withholdings and our common stock price at that date, approximately 31,000 shares of common stock, with an approximate intrinsic value of $0.1 million would have been eligible for issuance were June 30, 2015 to have been a designated stock purchase date.

Stock Incentive Plans

2009 Stock Incentive Plan

On November 19, 2009, we adopted the 2009 Stock Incentive Plan (the 2009 Plan), which provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. Stock option awards under this plan have a 10-year maximum contractual term and must be issued at an exercise price of not less than 100% of the fair market value of the common stock at the date of grant. The 2009 Plan is administered by the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for awards granted to date under the 2009 Plan is principally over four years from the date of the grant, with 25% of the award vesting after one year and 6.25% of the award vesting each quarter thereafter.

We initially reserved 2,750,000 shares of our common stock for issuance under the 2009 Plan, plus additional shares equal to the number of shares subject to outstanding awards under our prior plans which expire, terminate or are otherwise surrendered, cancelled, forfeited, or repurchased by us. On November 14, 2013 and November 20, 2014, we adopted amendments to our 2009 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the 2009 Plan by an additional 2,400,000 and 1,500,000 shares, respectively. The plan remained unchanged in all other respects.

Valuation and Related Activity

Compensation cost associated with stock options represented approximately $0.2 million of the total share-based payment expense recorded for the fiscal year ended June 30, 2015. The stock options were valued using a Black Scholes method of valuation and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. There were no stock option grants during the fiscal year ended June 30, 2015, 2014, or 2013. During the fiscal year ended June 30, 2014, in connection with our acquisition of Andera, we assumed unvested options held by employees of Andera and converted those options into options to purchase Bottomline stock.

A summary of stock option and restricted stock activity for fiscal year 2015 is as follows; in respect of shares available for grant, the shares are available for issuance by us as either a stock option or as a restricted stock award:

		Non-vested Stock		Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share data)
Awards outstanding at June 30, 2014	3,923	1,968	$26.85	405	$10.76	3.8	$7,759
Plan amendment	1,500
Awards granted (1)	(1,450)	1,133	$27.05	—	$—
Shares vested		(895)	$26.27
Stock options exercised				(136)	$11.74
Awards forfeited (1)	120	(102)	$27.61	(3)	$7.09
Awards expired				(2)	$11.09

Awards outstanding at June 30, 2015	4,093	2,104	$27.17	264	$10.28	3.7	$4,623

Stock options exercisable at June 30, 2015				255	$10.41	3.5	$4,433

(1)	The 2009 Plan has a fungible share pool in which restricted stock awards are counted against the plan (or replenished within the plan, in respect of award forfeitures) as 1.28 shares for each one share of Common Stock subject to such restricted stock award.

The total intrinsic value of options exercised during the fiscal years ended June 30, 2015, 2014 and 2013 was approximately $2.0 million, $5.5 million and $5.6 million, respectively. The total fair value of stock options that vested during the fiscal years ended June 30, 2015, 2014 and 2013 was approximately $0.2 million, $0.3 million and $0.8 million, respectively. As of June 30, 2015, there was approximately $0.1 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 0.9 years.

The majority of our restricted stock awards vest over a four year period on a vesting schedule similar to our employee stock options; however, certain restricted stock awards vest over either a two or five year period and restricted stock awards granted to our non-employee directors upon his or her election to the Board of Directors and annually thereafter vest after a one year period. Restricted stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The total fair value of restricted stock awards that vested during the fiscal years ended June 30, 2015, 2014 and 2013 was approximately $26.4 million, $30.1 million and $20.8 million, respectively. We recorded expense of approximately $26.3 million associated with our restricted stock awards for the fiscal year ended June 30, 2015. As of June 30, 2015, there was approximately $69.8 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 1.7 years. Excluding the impact of shares issued as purchase consideration with forfeiture provision, approximately 0.9 million shares of restricted stock awards vested during the year ended June 30, 2015.

Stock Issued in Acquisitions

Retention of key personnel in businesses we acquire is critical to us because it helps to ensure that we maximize the value of companies we acquire, which we believe is vitally important to our stockholders. Accordingly, in order to maximize the retention of key employees, we attach forfeiture provisions to the shares we issue to acquire certain businesses. This has the effect of requiring key employees to stay in our employment, post-acquisition, in order to earn the full value of the stock we issue. These shares are issued as purchase consideration, but as a result of the forfeiture provisions we attach they are categorized as compensatory awards under US GAAP. The forfeiture provisions on these shares typically lapse over a four or five year period.

During the fiscal year ended June 30, 2015, we issued 774,000, 60,000 and 4,999 shares of our common stock as purchase consideration in our acquisitions of Intellinx, Arian and Litco, respectively. The shares were issued to certain equity holders of the acquired companies, all of whom joined us as employees or were otherwise required to render post-acquisition services in order to vest in the shares.

Shares issued as purchase consideration with forfeiture provisions activity for the year ended June 30, 2015 are reflected in the table below. These shares were not issued out of our shareholder approved stock plans and do not represent grants or awards of shares from those plans.

	Non-vested Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Purchase consideration shares with forfeiture provisions outstanding at June 30, 2014	181	$34.03
Purchase consideration shares with forfeiture provisions	839	$22.74
Lapse of forfeiture provisions	(82)	$30.91
Shares forfeited	(32)	$35.06

Purchase consideration shares with forfeiture provisions outstanding at June 30, 2015	906	$23.82

14. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands except per share data)
Numerator—basic and diluted:
Net loss	$(34,680)	$(19,104)	$(14,395)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	37,806	36,834	35,444

Basic and diluted net loss per share attributable to common stockholders	$(0.92)	$(0.52)	$(0.41)

At June 30, 2015, 2014 and 2013, approximately 2.9 million, 2.6 million and 2.9 million shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share, respectively, as their effect on the calculation would have been anti-dilutive. As more fully discussed in Note 10, in December 2012 we issued convertible notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the years ended June 30, 2015, 2014 and 2013, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

During fiscal year 2015, we changed the method of allocating certain general and administrative expenses to our operating segments. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

Similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also incorporates our healthcare products and our payments automation software for direct debit and receivables management and provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with the aforementioned products and services is typically recorded upon delivery. This segment also incorporates certain other solutions that are licensed on a subscription basis, revenue for which is typically recorded on a subscription or transaction basis, or ratably over the expected life of the customer relationship. This segment also includes the legacy operations of Intellinx, which we acquired in January 2015, however our cyber fraud and risk management solutions can be sold by any of our operating segments.

Hosted Solutions. Our Hosted Solutions segment provides customers predominately with SaaS technology offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment incorporates our global financial messaging and Paymode-X solutions. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

Digital Banking. Our Digital Banking segment provides solutions that are specifically designed for banking and financial institution customers. Our Digital Banking products are now sold almost entirely on a subscription basis which has the effect of contributing to recurring subscription and transaction revenue and the revenue predictability of future periods, but which also delays revenue recognition over a longer period.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of intangible assets, restructuring related charges, non-cash pension expenses, certain non-cash items related to our convertible notes, charges related to reserves established or released against our deferred tax assets and other non-core or non-recurring gains and losses that arise from time. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

We have presented segment information for the years ended June 30, 2015, 2014 and 2013 according to the segment descriptions above.

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$127,527	$125,456	$120,590
Hosted Solutions	126,178	107,360	67,504
Digital Banking	77,184	67,769	66,680

	$330,889	$300,585	$254,774

Segment measure of profit:
Payments and Transactional Documents	$33,140	$37,461	$35,143
Hosted Solutions	15,329	8,344	4,577
Digital Banking	12,440	7,045	2,930

Total measure of segment profit	$60,909	$52,850	$42,650

A reconciliation of the measure of segment profit to our GAAP loss before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Total measure of segment profit	$60,909	$52,850	$42,650
Less:
Amortization of intangible assets	(30,383)	(26,242)	(19,549)
Share-based compensation expense	(27,025)	(22,821)	(18,031)
Acquisition and integration related expenses	(2,835)	(4,563)	(10,827)
Restructuring expense	(1,297)	(1,371)	(1,179)
Non-cash pension expense	(56)	(331)	—
Loss on derivative instruments, net	—	—	(4,435)
Other non-core expenses	(76)	—	—
Other expense, net	(15,553)	(14,544)	(6,922)

Loss before income taxes	$(16,316)	$(17,022)	$(18,293)

The following depreciation expense amounts are included in the segment measure of profit (loss):

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$2,730	$2,231	$1,944
Hosted Solutions	5,134	3,950	2,772
Digital Banking	2,643	2,069	2,145

Total depreciation expense	$10,507	$8,250	$6,861

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

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
North America	$193,286	$171,641	$167,368
United Kingdom	93,735	96,719	79,774
Continental Europe	38,053	29,047	4,311
Asia-Pacific and Middle East	5,815	3,178	3,321

Total revenues from unaffiliated customers	$330,889	$300,585	$254,774

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	Fiscal Year Ended June 30,
	2015	2014
	(in thousands)
Long-lived assets:
North America	$45,350	$36,856
United Kingdom	8,573	6,611
Continental Europe	2,390	3,224
Asia-Pacific and Middle East	2,280	157

Total long-lived assets	$58,593	$46,848

16. Income Taxes

Provision for Income Taxes

We file US federal income tax returns and returns in various state, local and foreign jurisdictions. Generally, we are no longer subject to US federal, state and local, or foreign income tax examinations by tax authorities for years before 2001. Currently, we are not under examination relating to tax returns that have been previously filed.

We permanently reinvest the earnings, if any, of our international subsidiaries and therefore we do not provide for US income taxes that could result from the distribution of those earnings to the US parent. If any such earnings were ultimately distributed to the US in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we would likely be subject to additional US income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred US taxes on these undistributed earnings.

Our provision for (benefit from) income taxes consists of the following:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Current:
Federal	$1,433	$1,464	$(173)
State	188	80	21
Foreign	4,570	6,319	4,983

	6,191	7,863	4,831

Deferred:
Federal	14,720	42	(5,315)
State	1,154	(1,180)	(1,338)
Foreign	(3,701)	(4,643)	(2,076)

	12,173	(5,781)	(8,729)

	$18,364	$2,082	$(3,898)

Our income tax expense (benefit) includes a tax benefit of $0.2 million, $0.1 million and $0.1 million in fiscal years 2015, 2014 and 2013, respectively, relating to a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations.

We recorded an increase to additional paid-in capital of $0.1 million during fiscal year 2015 for excess tax benefits from vesting of restricted stock awards and from non-qualified stock option exercises that reduced currently payable income taxes. We recorded an increase to other comprehensive income of $1.0 million during fiscal year 2015 for an increase in our deferred tax asset related to our Swiss pension.

Net income (loss) before income taxes by geographic area is as follows:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
United States	$(18,277)	$(25,310)	$(29,129)
United Kingdom	16,728	19,035	10,651
Continental Europe	(7,608)	(10,936)	(352)
Asia-Pacific and Middle East	(7,159)	189	537

	$(16,316)	$(17,022)	$(18,293)

A reconciliation of the federal statutory rate to the effective income tax rate is as follows (certain prior year amounts in the reconciliation have been reclassified to conform to the fiscal year 2015 presentation):

	Year Ended June 30,
	2015	2014	2013
Tax expense (benefit) at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(5.2)	(7.3)	(7.4)
Change in valuation allowance	98.6	1.2	0.6
Foreign branch operations, net of foreign tax deductions	33.1	42.3	17.8
Changes in uncertain tax positions	13.0	12.7	3.9
Non-deductible executive compensation	5.3	5.1	2.4
Non-deductible share-based payments	3.6	2.3	1.2
Non-deductible acquisition costs	3.0	6.6	5.0
Non-deductible other expenses	1.8	1.4	1.4
Non-deductible interest	0.0	5.3	0.0
Convertible debt	0.0	0.0	5.5
Changes in tax laws or rates	(1.8)	(3.4)	(2.1)
Research and development credit	(2.7)	(2.5)	(5.2)
Tax rate differential on foreign earnings	(4.2)	(16.4)	(8.5)
Other	3.1	(0.1)	(0.9)

	112.6%	12.2%	(21.3)%

The excess of our effective tax rate over statutory tax rates was primarily due to the increase of our US valuation allowance in fiscal year 2015 as well as our inability to utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, resulting in a higher overall tax rate.

Deferred Tax Assets and Liabilities

We recognize deferred tax assets and liabilities based on the differences between their financial reporting and tax basis by applying tax rates that are expected to be in effect when the differences reverse. Significant components of our deferred income taxes are as follows:

	June 30,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$14,512	$19,364
Deferred revenue	9,528	6,954
Stock compensation	5,956	5,823
Research and development and other credits	5,279	4,592
Accrued pension	3,212	2,365
Various accrued expenses	2,627	2,345
Property and equipment	251	463
Allowances and reserves	235	235
Other	56	50

Total deferred tax assets	41,656	42,191
Valuation allowance	(23,584)	(7,923)

Deferred tax assets, net of valuation allowance	18,072	34,268
Deferred tax liabilities:
Intangible assets	(38,137)	(36,171)
Property and equipment	(6,848)	(3,324)
Convertible debt	(3,040)	(4,126)
Other	(201)	(61)

Total deferred tax liabilities	(48,226)	(43,682)

Net deferred tax liabilities	$(30,154)	$(9,414)

At June 30, 2015, we had US net operating loss carryforwards of $71.6 million, which expire at various times through fiscal year 2035. Included within this amount is approximately $54.4 million of excess tax deductions associated with restricted stock awards that have vested and with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the benefit will be recorded as an increase to additional paid-in capital. Approximately $45.6 million of the aforementioned excess tax benefits have not been reflected as a component of our deferred tax assets at June 30, 2015, as these amounts are recognized for financial reporting purposes only when they actually reduce currently payable income taxes. We also had foreign net operating loss carryforwards (primarily in Europe) of $13.3 million which have no statutory expiration date and $0.5 million that will expire at various times through fiscal year 2035, respectively. Included within this amount is approximately $0.7 million of excess tax deductions associated with restricted stock awards that have vested. When these excess tax benefits actually result in a reduction to currently payable income taxes, the benefit will be recorded as an increase to additional paid-in capital. These excess tax benefits have not been reflected as a component of our deferred tax assets at June 30, 2015, as these amounts are recognized for financial reporting purposes only when they actually reduce currently payable income taxes. We utilized approximately $9.0 million of net operating losses in 2015, consisting of $8.4 million utilized in the US and $0.6 million utilized in our foreign operations, predominately in Europe.

We have approximately $4.5 million of research and development tax credit carryforwards available, which expire at various points through fiscal year 2035. Our research and development tax credit carryforwards were increased by $0.3 million resulting from the enactment in the US of the Tax Increase Prevention Act of 2014, which retroactively extended the US research and development credit for one year beginning January 1, 2014. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Valuation Allowance

We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers many different factors including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. We establish a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. This is inherently judgmental, since we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. The particularly sensitive component of our evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction.

At June 30, 2015 we have recorded a $23.6 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts. The valuation allowance increased by $15.7 million in fiscal year 2015 from fiscal year 2014 primarily due to an increase to the US valuation allowance which is discussed further below. Approximately $3.2 million of the valuation allowance will be reversed through additional paid-in capital if realized, as it relates to excess tax benefits arising from non-qualified stock option exercises occurring prior to our adoption of the expense recognition criteria for share-based payments.

In making our assessment of US deferred tax asset recoverability at June 30, 2015, we considered our historical financial results, our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of certain tax planning actions that were largely completed during the quarter ended June 30, 2015. Based on our analysis we noted both positive and negative factors relative to our ability to support realization of certain US deferred tax assets. However, based on the weighting of all the evidence, including the near term effect on our US income projections of investments we are making in our product and systems infrastructure and the longer term effect of the continued migration of certain taxable income, via the ownership of rights to certain intangible assets into tax jurisdictions other than the US, we concluded that it was more likely than not that a portion of our US deferred tax assets may not be recovered. As a result, we increased our valuation allowance and recorded income tax expense in the amount of $16.0 million. The establishment of a valuation allowance has no effect on our ability to use the underlying deferred tax assets to reduce cash tax payments in the future to the extent that we generate US taxable income.

Uncertain Tax Positions

As of June 30, 2015, we had approximately $6.3 million of total gross unrecognized tax benefits, of which approximately $1.5 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. Approximately $2.5 million of the gross unrecognized tax benefits resulted in reductions to the deferred tax asset relating to net operating losses and to the valuation allowance, and approximately $2.3 million of the gross unrecognized tax benefits resulted in a reduction to tax credit carryforwards and other deferred tax assets. We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.3 million, as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

A summary of the changes in the gross amount of unrecognized tax benefits is shown below:

(in thousands)
Balance at July 1, 2012	$958
Additions related to current year tax positions	854
Additions related to prior year tax positions	129
Reductions due to lapse of statute of limitations	(77)
Reductions due to settlements	(21)
Foreign currency translation	(14)

Balance at June 30, 2013	1,829
Additions related to current year tax positions	2,265
Additions related to prior year tax positions	11
Reductions due to lapse of statute of limitations	(72)
Foreign currency translation	52

Balance at June 30, 2014	4,085
Additions related to current year tax positions	2,392
Additions related to prior year tax positions	145
Reductions due to lapse of statute of limitations	(213)
Foreign currency translation	(104)

Balance at June 30, 2015	$6,305

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. To the extent that the accrued interest and penalties do not ultimately become payable, the amounts accrued will be derecognized and reflected as an income tax benefit in the period that such a determination is made. Our accrued interest and penalties related to uncertain tax positions as of June 30, 2015 and 2014, and recorded in each of the annual periods ending June 30, 2015, 2014, and 2013, were not significant.

17. Guarantees

We generally offer a standard warranty on our products and services, specifying that our software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, we offer, as an element of our standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs arising from claims of patent, copyright, trademark or other similar infringements by our software products. To date, we have not had any significant warranty or indemnification claims against our products. At June 30, 2015 and 2014, warranty accruals were not significant.

Certain of our arrangements with customers include clauses whereby we may be subject to penalties for failure to meet certain service level requirements; however, we have not incurred any related material penalties to date.

18. Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial data for the fiscal years ended June 30, 2014 and 2015. The quarterly earnings per share information is computed separately for each period. Therefore, the sum of the quarterly per share amounts may differ from the total year per share amounts.

	For the quarters ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015 (1)
	(in thousands, except per share data)
Revenues	$67,249	$73,405	$78,252	$81,679	$81,343	$82,225	$81,951	$85,370
Gross profit	37,794	41,001	44,661	46,461	47,030	48,112	47,038	49,268
Net loss	$(6,048)	$(7,265)	$(4,310)	$(1,481)	$(3,268)	$(1,962)	$(7,830)	$(21,620)

Basic and diluted net loss per share	$(0.17)	$(0.20)	$(0.12)	$(0.04)	$(0.09)	$(0.05)	$(0.21)	$(0.57)
Shares used in computing basic and diluted net loss per share	36,214	36,667	37,081	37,374	37,647	37,759	37,762	38,056

(1)	Net income and the resulting basic and diluted net loss per share amounts reflect the impact of income tax expense of $16,034 recorded during the quarter ended June 30, 2015 in connection with the recognition of a deferred tax asset valuation allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (DE), INC.

By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer

Date: August 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ JOSEPH L. MULLEN Joseph L. Mullen	Chairman of the Board	August 28, 2015

/s/ ROBERT A. EBERLE Robert A. Eberle	President, Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2015

/s/ RICHARD D. BOOTH Richard D. Booth	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 28, 2015

/s/ JOSEPH L. BARRY JR. Joseph L. Barry Jr.	Director	August 28, 2015

/s/ MICHAEL J. CURRAN Michael J. Curran	Director	August 28, 2015

/s/ KENNETH J. D’AMATO Kenneth J. D’Amato	Director	August 28, 2015

/s/ JENNIFER M. GRAY Jennifer M. Gray	Director	August 28, 2015

/s/ JEFFREY C. LEATHE Jeffrey C. Leathe	Director	August 28, 2015

/s/ JAMES L. LOOMIS James L. Loomis	Director	August 28, 2015

/s/ DANIEL M. MCGURL Daniel M. McGurl	Director	August 28, 2015

/s/ JAMES W. ZILINSKI James W. Zilinski	Director	August 28, 2015

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1†	Asset Purchase Agreement dated August 5, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	2.1	11/9/2009

2.2	Agreement and Plan of Merger dated as of March 29, 2011, by and among the Registrant, BlackJack Acquisition Corp., LAS Holdings, Inc. and H.I.G. Law Audit, LLC.	8-K	000-25259	2.1	4/1/2011

2.3	Share Purchase Agreement dated as of August 20, 2013, by and among the Registrant, Simon Kalfon, Philippe Meylan, Etienne Savatier and David Benarroch	8-K	000-25259	2.1	8/20/2013

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	000-25259	3.1	1/18/2013

3.2	Amended and Restated By-Laws of the Registrant, as amended.	10-K	000-25259	3.2	9/12/2007

4.1	Specimen Certificate for Shares of Common Stock.	S-1	333-67309	4.1	1/7/1999

4.2	Warrant dated September 14, 2009 issued by the Registrant to Bank of America, N.A.	10-Q	000-25259	4.1	11/9/2009

4.3	Registration Rights Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	4.2	11/9/2009

10.1	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp.	10-K	000-25259	10.33	9/28/2000

10.2	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.	10-K	000-25259	10.34	9/28/2000

10.3	Sublease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.35	9/28/2000

10.4	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.52	9/30/2002

10.5	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.	10-Q	000-25259	10.1	11/13/2001

10.6	Third Amendment to Sublease, effective as of June 30, 2010, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.45	9/10/2010

10.7	Fourth Amendment to Sublease, effective as of April 1, 2012, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.7	8/27/2012

10.8	Fifth Amendment to Sublease, effective as of March 12, 2014, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.8	8/28/2014

10.9	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/14/2002

10.10	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.5	2/14/2002

10.11	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/12/2003

10.12	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland.	10-Q	000-25259	10.2	2/13/2004

10.13	Confirmation of Committed Business Overdraft Facility as of February 7, 2005 between Bottomline Technologies Europe Limited and Royal Bank of Scotland.	10-Q	000-25259	10.3	2/8/2005

10.14†	Services Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	1/14/2010

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.15	First Amendment to Services Agreement dated September 29, 2010 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.19	9/9/2011

10.16†	Second Amendment to Services Agreement dated September 27, 2010 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.20	9/9/2011

10.17†	Third Amendment to Services Agreement dated February 1, 2011 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.21	9/9/2011

10.18†	Fourth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	11/8/2011

10.19†	Fifth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	2/7/2012

10.20†	Sixth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.2	2/7/2012

10.21†	Seventh Amendment to Services Agreement dated October 25, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.3	2/7/2012

10.22†	Eighth Amendment to Services Agreement dated January 5, 2012 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	5/10/2012

10.23†	Ninth Amendment to Services Agreement dated January 13, 2012 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.2	5/10/2012

10.24#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.	S-1	333-67309	10.3	11/13/1998

10.25#	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan.	10-Q	000-25259	10.1	2/9/2006

10.26#	2009 Stock Incentive Plan, as amended.	8-K	000-25259	99.1	11/26/2014

10.27#	Form of Restricted Stock Agreement for UK Participants.	10-Q	000-25259	10.1	5/7/2010

10.28#	Form of Restricted Stock Agreement for Robert A. Eberle.	10-Q	000-25259	10.2	5/7/2010

10.29#	Form of Restricted Stock Agreement for US Participants.	10-Q	000-25259	10.3	5/7/2010

10.30#	Form of Stock Option Agreement for US Participants.	10-Q	000-25259	10.5	5/7/2010

10.31#	Form of Stock Option Agreement for UK Participants.	10-Q	000-25259	10.6	5/7/2010

10.32#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.	10-K	000-25259	10.16	9/14/2004

10.33#	Amended and Restated 2000 Employee Stock Purchase Plan.	8-K	000-25259	99.2	11/19/2010

10.34#	Form of Restricted Stock Agreement for Non-Employee Directors.	10-Q	000-25259	10.4	5/7/2010

10.35	Form of Indemnification Letter dated as of September 21, 2000.	10-Q	000-25259	10.1	11/14/2000

10.36#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.	10-Q	000-25259	10.1	2/12/2003

10.37#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.	10-Q	000-25259	10.2	2/12/2003

10.38#	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amendment and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002.	10-Q	000-25259	10.1	11/8/2005

10.39#	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amendment and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002.	10-Q	000-25259	10.2	11/8/2005

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.40#	Letter Agreement dated as of November 16, 2006 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.4	2/8/2007

10.41#	Executive Retention Agreement dated as of November 16, 2006 between the Registrant and Kevin M. Donovan.	10-Q	000-25259	10.6	2/8/2007

10.42#	Amendment dated November 14, 2013 to Letter Agreement dated November 18, 2010 with Joseph L. Mullen	10-Q	000-25259	10.1	5/9/2014

10.43#	Letter Agreement dated as of December 23, 2008 between the Registrant and Kevin M. Donovan.	10-Q	000-25259	10.3	2/6/2009

10.44#	Service Agreement dated November 22, 1999 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	11/8/2010

10.45#	Deed of Variation to Service Agreement dated February 18, 2011 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	5/6/2011

10.46#	Letter Agreement dated as of December 23, 2008 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.2	2/6/2009

10.47#	Employment Agreement dated October 10, 2011 between Bottomline Technologies (de), Inc. and Norman J. Deluca	10-Q	000-25259	10.1	5/8/2015

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.					X

32.1	Section 1350 Certification of Principal Executive Officer.					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document .					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document .					X

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2015, 2014 and 2013, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income and Loss for the years ended June 30, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2015, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.