Form 10-Q
period 2015-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2015-11-06
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2015 was 40,342,568.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	June 30,
	2015	2015
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$104,137	$121,163
Marketable securities	24,159	23,225
Accounts receivable net of allowances for doubtful accounts of $988 at September 30, 2015 and $924 at June 30, 2015	60,584	65,140
Deferred tax assets	5,916	5,388
Prepaid expenses and other current assets	14,234	14,325

Total current assets	209,030	229,241
Property and equipment, net	50,008	47,579
Goodwill	209,714	215,360
Intangible assets, net	175,847	185,290
Other assets	11,810	11,014

Total assets	$656,409	$688,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,259	$11,623
Accrued expenses	22,835	24,436
Deferred revenue	62,527	70,383

Total current liabilities	96,621	106,442
Convertible senior notes	162,626	159,760
Deferred revenue, non-current	18,127	17,624
Deferred income taxes	34,203	35,542
Other liabilities	19,328	20,578

Total liabilities	330,905	339,946
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-40,701 at September 30, 2015 and 40,337 at June 30, 2015; outstanding shares-37,715 at September 30, 2015 and 38,105 at June 30, 2015	41	40
Additional paid-in-capital	568,013	560,083
Accumulated other comprehensive loss	(19,972)	(13,511)
Treasury Stock: 2,986 shares at September 30, 2015 and 2,232 shares at June 30, 2015, at cost	(54,418)	(34,167)
Accumulated deficit	(168,160)	(163,907)

Total stockholders’ equity	325,504	348,538

Total liabilities and stockholders’ equity	$656,409	$688,484

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2015	2014

Revenues:
Subscriptions and transactions	$46,197	$40,871
Software licenses	4,115	5,658
Service and maintenance	30,784	32,960
Other	1,785	1,854

Total revenues	82,881	81,343
Cost of revenues:
Subscriptions and transactions	20,734	19,328
Software licenses	288	395
Service and maintenance	12,978	13,284
Other	1,335	1,306

Total cost of revenues	35,335	34,313

Gross profit	47,546	47,030
Operating expenses:
Sales and marketing	20,155	19,202
Product development and engineering	11,260	11,681
General and administrative	8,823	8,277
Amortization of intangible assets	7,279	7,184

Total operating expenses	47,517	46,344

Income from operations	29	686
Other expense, net	(3,671)	(3,647)

Loss before income taxes	(3,642)	(2,961)
Income tax provision	611	307

Net loss	$(4,253)	$(3,268)

Basic and diluted net loss per share:	$(0.11)	$(0.09)

Shares used in computing basic and diluted net loss per share:	38,004	37,647

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	8	(12)
Minimum pension liability adjustments	116	(37)
Foreign currency translation adjustments	(6,585)	(13,820)

Other comprehensive loss, net of tax:	(6,461)	(13,869)

Comprehensive loss	$(10,714)	$(17,137)

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Operating activities:
Net loss	$(4,253)	$(3,268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	7,279	7,184
Stock compensation expense	7,588	6,331
Depreciation and amortization of property and equipment	3,077	2,509
Deferred income tax benefit	(822)	(1,241)
Provision for allowances on accounts receivable	161	79
Excess tax benefits associated with stock compensation	(27)	(51)
Amortization of debt issuance costs	296	296
Amortization of debt discount	2,865	2,669
Amortization of premium on investments	68	111
Write down of fixed assets	17	—
Loss on foreign exchange	130	11
Changes in operating assets and liabilities:
Accounts receivable	3,390	6,894
Prepaid expenses and other current assets	(137)	2,020
Other assets	(1,123)	17
Accounts payable	(592)	(3,950)
Accrued expenses	(1,026)	1,399
Deferred revenue	(5,625)	(6,496)
Other liabilities	(340)	375

Net cash provided by operating activities	10,926	14,889
Investing activities:
Acquisition of businesses, net of cash acquired	—	(685)
Purchases of held-to-maturity securities	(44)	(55)
Proceeds from sales of held-to-maturity securities	44	55
Purchase of available-for-sale securities	(4,790)	(4,282)
Proceeds from sales of available-for-sale securities	3,790	2,952
Purchases of property and equipment, net	(5,830)	(5,897)

Net cash used in investing activities	(6,830)	(7,912)
Financing activities:
Repurchase of common stock	(21,354)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,435	1,307
Excess tax benefits associated with stock compensation	27	51

Net cash (used in) provided by financing activities	(19,892)	1,358
Effect of exchange rate changes on cash	(1,230)	(4,430)

Increase (decrease) in cash and cash equivalents	(17,026)	3,905
Cash and cash equivalents at beginning of period	121,163	167,673

Cash and cash equivalents at end of period	$104,137	$171,578

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2015, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2016. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 28, 2015.

Note 2—Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update which provides for new revenue recognition guidance, superseding nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration the vendor expects to receive for those goods or services. The new standard is expected to require more judgment and estimates within the revenue recognition process than required under existing US GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. The new standard is also expected to significantly increase the financial statement disclosures related to revenue recognition. This standard is currently effective for us in our first quarter of our 2019 fiscal year (July 1, 2018) using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures.

We are continuing to evaluate the expected impact of this standard on our consolidated financial statements and we have not yet selected a method of adoption. While our assessment of the impact of this standard is not complete, we currently believe that the most significant impact will be in two specific areas:

•	Under the new standard, the absence of vendor specific objective evidence (VSOE) in certain software license arrangements will no longer result in strict revenue deferral, as instead fair value will be assigned to arrangement elements based on a fair value hierarchy no longer dependent on the presence of VSOE. Absent a change in how we license our products, we believe that this will result in greater up-front recognition of software revenue for certain of our license arrangements.

•	Under the new standard, certain expenses we incur will require deferral and recognition over the period in which revenue is recognized, subject to certain exceptions. We believe that this may result in the deferral of certain implementation and commission costs associated with our SaaS offerings which would then be recognized as expense over a multi-year period; such costs are expensed directly as incurred today.

However, we are unable to quantify the impact of these outcomes at this time, nor can we ensure that our continuing analysis and interpretation of the standard will result in this financial reporting outcome.

In April 2015, the FASB issued an accounting standard update which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying value of the debt. This standard is effective for us on July 1, 2016 (the first quarter of our 2017 fiscal year) with early application permitted. Upon adoption of this standard, deferred debt issuance costs will be reclassified from non-current assets and shown as a reduction to the debt carrying value in our consolidated balance sheet. Deferred debt issuance costs were approximately $2.6 million at September 30, 2015. The adoption of this standard will be applied retrospectively and will not have an impact on our consolidated statement of comprehensive income (loss) or cash flows.

In September 2015, the FASB issued an accounting standard update which requires that measurement-period adjustments related to the accounting for business combinations are to be recorded in the period in which the adjusted amounts are determined. This includes disclosure of any impact on earnings of amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. Disclosure of the adjustment amount included in current period earnings must be provided by line item or as a separate item on the face of our income statement. The standard is effective for us on July 1, 2016, with early adoption permitted. We elected to adopt this standard as of July 1, 2015; the adoption of the standard did not have a material impact on our consolidated balance sheet, statements of comprehensive loss or cash flows.

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

At September 30, 2015 and June 30, 2015, our assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2015				June 30, 2015
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (cash and cash equivalents)	$1,181	$—	$—	$1,181	$2,068	$—	$—	$2,068
Available for sale securities
Debt
US Corporate	9,902	—	—	9,902	10,561	—	—	10,561
Residential mortgage-backed	8,425	—	—	8,425	7,733	—	—	7,733
Government - US	5,773	—	—	5,773	4,866	—	—	4,866

Total available for sale securities	$24,100	$—	$—	$24,100	$23,160	$—	$—	$23,160

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the convertible senior notes (the Notes) more fully described in Note 10. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at September 30, 2015 and June 30, 2015, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive income/(loss) in shareholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•	The carrying value of assets ($1.5 million and $1.8 million) related to deposits we have made to fund future requirements associated with Israeli severance arrangements approximated their fair value at September 30, 2015 and June 30, 2015, respectively.

•

The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value of the Notes, $162.6 million at September 30,

2015, will be accreted, over the remaining term to maturity, to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $203.0 million as of September 30, 2015. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of September 30, 2015 and June 30, 2015.

	September 30, 2015			June 30, 2015
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	59	24,100	24,159	65	23,160	23,225

Total marketable securities	$59	$24,100	$24,159	$65	$23,160	$23,225

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

September 30, 2015
(in thousands)
Due within 1 year	$14,001
Due in 1 year through 5 years	$10,099

Total	$24,100

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of September 30, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At September 30, 2015
	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
US Corporate	$3,149	$3
Residential mortgage-backed	$1,757	$7

Total	$4,906	$10

Note 4—Product and Business Acquisitions

Fiscal 2015 Acquisitions

During the year ended June 30, 2015, we completed three business acquisitions for aggregate purchase consideration of $70.9 million.

Intellinx

On January 12, 2015, we acquired all of the outstanding share capital of Intellinx Ltd. (Intellinx), an Israeli corporation for purchase consideration of approximately $66.7 million in cash and 774,000 shares of our common stock. The shares were issued to certain former equity holders of Intellinx who became employees of Bottomline, and have vesting conditions tied to continued employment; as such the shares are compensatory and we will record share-based payment expense over the underlying stock vesting period which ranges from four to five years.

At September 30, 2015 we were still finalizing our estimates of fair value for certain tangible and intangible assets acquired and liabilities assumed in the Intellinx acquisition and we recorded measurement period adjustments relating primarily to reclassifications between core technology and goodwill which are reflected in the purchase price allocation below. Accordingly, the purchase price allocation that follows is preliminary and subject to change as we finalize our fair value estimates. The preliminary allocation of the Intellinx acquisition purchase price as of September 30, 2015 is as follows:

(in thousands)
Current assets	$9,770
Property and equipment	299
Other assets	2,190
Customer related intangible assets	2,273
Core technology	53,669
Other intangible assets	961
Goodwill	12,160
Current liabilities	(4,395)
Other liabilities	(10,277)

Total purchase price	$66,650

In addition, during fiscal 2015, we completed the acquisition of Arian Software Limited (Arian) and Litco Systems Inc. (Litco). Please refer to our disclosures included in the Annual Report on Form 10-K as filed with the SEC on August 28, 2015.

The valuation of acquired intangible assets for our acquisitions as of their respective acquisition date was estimated by performing projections of discounted cash flow, whereby revenues and costs associated with each intangible asset are estimated to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The valuation assumptions also take into consideration our estimates of contract renewal, technology attrition and revenue projections.

Note 5—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2015	2014
	(in thousands except per share data)
Numerator - basic and diluted:
Net loss	$(4,253)	$(3,268)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	38,004	37,647

Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.09)

For the three months ended September 30, 2015 and 2014, approximately 3.1 million and 2.4 million shares of unvested restricted stock and stock options, respectively, were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

As more fully discussed in Note 10, in December 2012 we issued the Notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the quarter ended September 30, 2015, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

Similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also incorporates our healthcare products and our payments automation software for direct debit and receivables management and provides a range of standard professional services and support and maintenance services that complement and enhance our core software products. Revenue associated with the aforementioned products and services is typically recorded upon delivery. This segment also incorporates certain other solutions that are licensed on a subscription basis, revenue for which is typically recorded on a subscription or transaction basis, or ratably over the expected life of the customer relationship. This segment also includes the legacy operations of Intellinx, which we acquired in January 2015, however our cyber fraud and risk management solutions can be sold by any of our operating segments.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of intangible assets, restructuring related charges, non-cash pension expenses, certain non-cash items related to our convertible notes, global ERP system implementation costs and other non-core or non-recurring gains and losses that arise from time to time that are excluded from how we measure our core operations. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

Segment information for the three months ended September 30, 2015 and 2014 according to the segment descriptions above, is as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$31,680	$32,554
Hosted Solutions	33,870	30,796
Digital Banking	17,331	17,993

	$82,881	$81,343

Segment measure of profit:
Payments and Transactional Documents	$6,882	$10,106
Hosted Solutions	6,574	3,840
Digital Banking	1,863	965

Total measure of segment profit	$15,319	$14,911

A reconciliation of the measure of segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Total measure of segment profit	$15,319	$14,911
Less:
Amortization of intangible assets	(7,279)	(7,184)
Stock-based compensation expense	(7,588)	(6,331)
Acquisition and integration related expenses	(110)	(427)
Restructuring expense	(20)	(286)
Non-cash pension expense	(36)	3
Global ERP system implementation costs	(257)	—
Other expense, net	(3,671)	(3,647)

Loss before income taxes	$(3,642)	$(2,961)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$795	$636
Hosted Solutions	1,424	1,228
Digital Banking	858	645

Total depreciation expense	$3,077	$2,509

Geographic Information

We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here; particularly in respect of financial institution customers located in Australia for which the point of sale was North America.

	Three Months Ended September 30,
	2015	2014
	(in thousands)

North America	$48,596	$45,919
United Kingdom	22,832	24,979
Continental Europe	9,452	9,246
Asia-Pacific and Middle East	2,001	1,199

Total revenues from unaffiliated customers	$82,881	$81,343

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	At September 30, 2015	At June 30, 2015
	(in thousands)
Long-lived assets:
North America	$48,731	$45,350
United Kingdom	8,853	8,573
Continental Europe	2,224	2,390
Asia-Pacific and Middle East	2,010	2,280

Total long-lived assets	$61,818	$58,593

Note 7—Income Taxes

The income tax expense we record in any interim period is based on our estimated effective tax rate for the fiscal year in those tax jurisdictions in which we can reliably estimate our effective tax rate. The calculation of our estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction, as well as total tax expense for the fiscal year. Accordingly, this tax rate is subject to adjustment if, in subsequent interim periods, there are changes to our initial estimates of total tax expense or pre-tax income, including income by jurisdiction. For those tax jurisdictions for which we are unable to reliably estimate an overall effective tax rate, we calculate income tax expense based upon the actual effective tax rate for the year-to-date period.

We recorded income tax expense of $0.6 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively. The income tax expense for the three months ended September 30, 2015 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss and Israeli operations. The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the three months ended September 30, 2014 was principally due to tax expense associated with our UK operations, which was offset in part by a tax benefit associated with our US and Swiss operations.

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

At September 30, 2015 we have recorded a $23.9 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$196,744	$(103,244)	$93,500	10.2
Core technology	130,717	(57,423)	73,294	10.0
Other intangible assets	20,535	(11,482)	9,053	6.3

Total	$347,996	$(172,149)	$175,847

Unamortized intangible assets:
Goodwill			209,714

Total intangible assets			$385,561

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$200,957	$(101,219)	$99,738	10.4
Core technology	131,069	(55,374)	75,695	10.2
Other intangible assets	20,790	(10,933)	9,857	6.4

Total	$352,816	$(167,526)	$185,290

Unamortized intangible assets:
Goodwill			215,360

Total intangible assets			$400,650

Estimated amortization expense for fiscal year 2016 and subsequent fiscal years is as follows:

(in thousands)
2016	$28,807
2017	24,226
2018	20,240
2019	18,547
2020	16,680
2021 and thereafter	74,097

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Hosted Solutions	Digital Banking
	(in thousands)
Balance at June 30, 2015	$81,619	$97,861	$35,880
Purchase accounting adjustments	(1,165)	—	—
Impact of foreign currency translation	(891)	(3,590)	—

Balance at September 30, 2015	$79,563	$94,271	$35,880

Note 9—Contingencies

We have agreed to indemnify a customer against costs it may incur as a result of a lawsuit filed against them for alleged patent infringement, related to certain software licensed from us, that we license and resell from an outside supplier. We have in turn requested—and have received—indemnification from the outside supplier for costs that we may incur in respect of our indemnification obligations to our customer. Bottomline has not been named as a party to this lawsuit and we have certain indemnification limits in place with the affected customer. We do not currently believe that the resolution of this matter will have a material impact on our financial position, operating results or cash flows.

We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at September 30, 2015, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding charge to interest expense.

The net carrying amount of the convertible notes at September 30, 2015 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(27,124)

Net carrying value	$162,626

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the convertible notes:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Contractual interest expense (cash)	$712	$712
Amortization of debt discount (non-cash)	2,865	2,669
Amortization of debt issue costs (non-cash)	296	296

	$3,873	$3,677

Effective interest rate of the liability component	7.54%	7.13%

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

Note 11—Derivative Instruments

Our derivative instruments for the quarter ended September 30, 2015 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of September 30, 2015 each of these instruments continued to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Note 12—Postretirement and Other Employee Benefits

Defined Benefit Pension Plan

We sponsor a retirement plan for our Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under US GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan include the following components:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Components of net periodic cost
Service cost	$578	$592
Interest cost	123	173
Prior service credit	(23)	(24)
Net actuarial loss	18	—
Expected return on plan assets	(204)	(258)

Net periodic cost	$492	$483

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

Financial Highlights

For the three months ended September 30, 2015, our revenue increased to $82.9 million from $81.3 million in the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment $3.1 million, offset in part by decreased revenue in our Payments and Transactional Documents segment $0.9 million and our Digital Banking segment of $0.7 million. Increased revenue from our legal spend management, financial messaging and Paymode-X solutions accounted for the revenue increase in our Hosted Solutions segment. The revenue decrease in our Payments and Transactional Documents segment was related to lower European revenue in our payment and document automation products. The Digital Banking segment’s revenue decrease was primarily due to lower professional services revenue as we have continued to de-emphasize large, highly customized banking projects in lieu of our cloud-based solutions.

We incurred a net loss of $4.3 million in the quarter ended September 30, 2015 compared to net loss of $3.3 million in the same quarter of the prior year. Our net loss for the three months ended September 30, 2015 was affected by the impact of increased operating expenses of $1.2 million offset, in part, by increased gross margins of $0.5 million. The increase in our operating expenses was due primarily to the effect of our recent acquisitions including increased employee related costs as we continued to grow our business. The increase in our gross margin was primarily driven by revenue increases in our Hosted Solutions segment.

In the first quarter of fiscal year 2016, we derived approximately 42% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2015 related to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired deferred revenue and income taxes. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on August 28, 2015.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2, “Recent Accounting Pronouncements”, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

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

The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2015	2014	2015 compared to 2014
		(in thousands)		%
Segment revenue:
Payments and Transactional Documents	$31,680	$32,554	(874)	(2.7)
Hosted Solutions	33,870	30,796	3,074	10.0
Digital Banking	17,331	17,993	(662)	(3.7)

	$82,881	$81,343	$1,538	1.9

Segment measure of profit:
Payments and Transactional Documents	$6,882	$10,106	(3,224)	(31.9)
Hosted Solutions	6,574	3,840	2,734	(71.2)
Digital Banking	1,863	965	898	93.1

Total measure of segment profit	$15,319	$14,911	$408	2.7

A reconciliation of the measure of segment profit to our GAAP loss for the three months ended September 30, 2015 and 2014, before the provision for income taxes, is as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Total measure of segment profit	$15,319	$14,911
Less:
Amortization of intangible assets	(7,279)	(7,184)
Stock-based compensation expense	(7,588)	(6,331)
Acquisition and integration related expenses	(110)	(427)
Restructuring expense	(20)	(286)
Non-cash pension expense	(36)	3
Global ERP system implementation costs	(257)	—
Other expense, net	(3,671)	(3,647)

Loss before income taxes	$(3,642)	$(2,961)

Payments and Transactional Documents. Revenues for the three months ended September 30, 2015 were unfavorably impacted by $1.7 million due to the impact of foreign currency exchange rates. The overall revenue decrease of $0.9 million, inclusive of the impact of unfavorable foreign currency exchange rates for the three months ended September 30, 2015 as compared to the same period in the prior fiscal year, was primarily attributable to revenue decreases of $1.9 million in software license revenue partially offset by increases of $0.9 million in subscriptions and transactions revenue and $0.2 million in service and maintenance revenue. The segment profit decrease of $3.2 million for the three months ended September 30, 2015, as compared to the same period in the prior fiscal year, including an unfavorable impact of foreign currency exchange rates of $0.6 million, was primarily attributable to the revenue decrease described above, increased cost of sales of $1.2 million and increased operating expenses of $1.2 million as compared to the three months ended September 30, 2014. We expect revenue and profit for the Payments and Transactional Documents segment to increase slightly during the remainder of fiscal year 2016, primarily as a result of increased adoption of our payments and document automation products by new and existing customers.

Hosted Solutions. Revenues from our Hosted Solutions segment increased $3.1 million for the three months ended September 30, 2015 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $1.0 million, due primarily to increased revenue from our Paymode-X solution and, to a lesser extent, our financial messaging solutions and legal spend management solutions. Segment profit increased $2.7 million as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $0.3 million, due to the increased revenue as described above, increased gross margins primarily from our Paymode-X and financial messaging solutions and decreased operating expenses of $0.5 million primarily related to decreased sales and marketing expenses. We expect revenue and profit for the Hosted Solutions segment to increase during the remainder of the fiscal year as a result of the continued revenue contribution from our legal spend management, financial messaging and Paymode-X solutions.

Digital Banking. Revenues from our Digital Banking segment decreased $0.7 million for the three months ended September 30, 2015 as compared to the same period in the prior fiscal year due to a decrease in professional services revenue of $2.0 million, partially offset by increases of $0.9 million in subscription and transaction revenue, $0.4 million in software license revenue and $0.1 million in maintenance revenue. The decrease in professional services revenue was principally due to the continued de-emphasis of certain large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. Segment profit increased $0.9 million for the three months ended September 30, 2015 as compared to the same period in the prior fiscal year, due primarily to increased gross margins and a reduction in product development expense of $1.0 million as the result of the capitalization of certain development costs. We expect revenue and profit for the Digital Banking segment to decrease slightly for the remainder of the fiscal year as the Digital Banking segment continues to transition customers to hosted offerings which do not yield up-front revenue.

Revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods
	2015		2014		2015 Compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$46,197	55.7	$40,871	50.2	$5,326	13.0
Software licenses	4,115	5.0	5,658	7.0	(1,543)	(27.3)
Service and maintenance	30,784	37.1	32,960	40.5	(2,176)	(6.6)
Other	1,785	2.2	1,854	2.3	(69)	(3.7)

Total revenues	$82,881	100.0	$81,343	100.0	$1,538	1.9

Subscriptions and Transactions. Revenues for the three months ended September 30, 2015 were unfavorably impacted by $0.9 million due to the impact of foreign currency exchange rates. The overall revenue increase of $5.3 million, inclusive of the impact of unfavorable foreign currency exchange rates for the three months ended September 30, 2015 as compared to the same period in the prior fiscal year, was due principally to the increase in revenue contribution from our financial messaging solutions of $1.6 million and to a lesser extent revenue increases from our Paymode-X solution, digital banking solutions and our legal spend management solutions. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of increased revenue from our legal spend management, financial messaging, digital banking and Paymode-X solutions.

Software Licenses. Revenue from software licenses decreased in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily as a result of a decrease of $1.0 million in our North American payments and transactional documents revenue and $0.6 million in our European payments and transactional documents revenue. We expect software license revenues to increase during the remainder of fiscal year 2016, principally as a result of increased software license revenue from our Payments and Transactional Documents segment.

Service and Maintenance. Service and maintenance revenues for the three months ended September 30, 2015 were unfavorably impacted by $1.6 million due to the impact of foreign exchange rates. The overall decrease in service and maintenance revenues, inclusive of the impact of foreign currency exchange rates, for the three months ended September 30, 2015 as compared to the same period in the prior fiscal year were primarily the result of decreases in our Digital Banking revenues of $1.9 million, our European payments and transactional documents solutions of $0.8 million and our Hosted Solutions revenues of $0.5 million, offset in part by an increase of $1.0 million in our North American payments and transactional documents solutions. The decrease in revenue from our Digital Banking segment revenues were principally related to our continued de-emphasis of certain large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. We expect that service and maintenance revenues will decrease during the remainder of the fiscal year primarily as a result of our continued de-emphasis of customized banking projects within our digital banking solutions.

Other. Our other revenues consist principally of equipment and supplies sales which remained relatively minor components of our overall revenue. We expect that other revenues will remain relatively consistent during the remainder of 2016.

Cost of revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods
	2015		2014		2015 Compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$20,734	25.0	$19,328	23.8	$1,406	7.3
Software licenses	288	0.3	395	0.5	(107)	(27.1)
Service and maintenance	12,978	15.7	13,284	16.3	(306)	(2.3)
Other	1,335	1.6	1,306	1.6	29	2.2

Total cost of revenues	$35,335	42.6	$34,313	42.2	$1,022	3.0

Gross profit	$47,546	57.4	$47,030	57.8	$516	1.1

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased slightly to 45% of subscription and transactions revenues in the three months ended September 30, 2015 compared to 47% of subscriptions and transactions revenues in the three months ended September 30, 2014, primarily due to improved subscriptions and transactions gross margins in all of our operating segments. We expect that subscriptions and transactions costs will decrease slightly as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year.

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 7% of software license revenue in the three months ended September 30, 2015 and the same period of 2014. We expect that software license costs will remain consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 42% of service and maintenance revenues in the three months ended September 30, 2015 as compared to 40% of service and maintenance revenues in the three months ended September 30, 2014. The increase in costs as a percent of service and maintenance revenues was driven principally by a decrease in services gross margins in our Digital Banking segment as we continue to de-emphasize large, highly customized banking projects in lieu of standard deployments and certain of our financial messaging products. We expect that service and maintenance costs will increase slightly as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Other. Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business. We expect that other costs will remain relatively consistent as a percentage of other revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended September 30,				Increase (Decrease) Between Periods
	2015		2014		2015 Compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$20,155	24.3	$19,202	23.6	$953	5.0
Product development and engineering	11,260	13.6	11,681	14.4	(421)	(3.6)
General and administrative	8,823	10.6	8,277	10.2	546	6.6
Amortization of intangible assets	7,279	8.8	7,184	8.8	95	1.3

Total operating expenses	$47,517	57.3	$46,344	57.0	$1,173	2.5

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily as a result of an increase in employee related costs of $0.8 million and an increase in advertising expenses of $0.4 million, partially offset by a decrease in restructuring expenses of $0.2 million. We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products, particularly our digital banking and Paymode-X solutions and as a result of our recent acquisitions.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 decreased slightly principally as a result of a decrease in headcount related expenses of $0.3 million primarily attributable to an increase in development costs capitalized during the quarter. We expect that product development and engineering expenses will increase slightly during the remainder of the fiscal year as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our digital banking and legal spend management solutions as well as our European product offerings.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to an increase in costs associated with global internal system implementations. We expect general and administrative expenses will increase during the remainder of the fiscal year, principally as a result of these system initiatives.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The slight increase in amortization expense in the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014 occurred as a result of increased expense from intangible assets associated with our fiscal year 2015 acquisitions. We expect that total amortization expense for fiscal year 2016 will be approximately $28.8 million.

Other Expense, Net

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2015	2014	2015 Compared to 2014
	(in thousands)%
Interest income	$124	$127	$(3)	(2.4)
Interest expense	(3,835)	(3,646)	(189)	(5.2)
Other income (expense), net	40	(128)	168	131.3

Other expense, net	$(3,671)	$(3,647)	$(24)	(0.7)

Other Expense, Net. For the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, interest income decreased slightly as a result of lower average cash balances in the quarter ended September 30, 2015. The increase in interest expense is due to increased amortization of our debt discount. The decrease in other expense is due to a decrease in foreign exchange rate losses incurred in the three months ended September 30, 2015 compared with the three months ended September 30, 2014.

Provision for Income Taxes

We recorded income tax expense of $0.6 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively. The income tax expense for the three months ended September 30, 2015 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss and Israeli operations. The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the three months ended September 30, 2014 was principally due to tax expense associated with our UK operations, which was offset in part by a tax benefit associated with our US and Swiss operations.

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

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the three months ended September 30, 2015 and 2014 are summarized in the tables below:

	September 30,	June 30,
	2015	2015
	(in thousands)

Cash and cash equivalents	$104,137	$121,163
Marketable securities	24,159	23,225
Long-term Debt (1)	162,626	159,760

(1)	Our long-term debt consists of our convertible notes. The convertible notes are shown on our Consolidated Balance Sheets at their carrying value, which represents the principal balance of $189.8 million less unamortized discount and debt issuance costs.

	September 30,
	2015	2014
	(in thousands)

Cash provided by operating activities	$10,926	$14,889
Cash used in investing activities	(6,830)	(7,912)
Cash provided by (used in) financing activities	(19,892)	1,358
Effect of exchange rates on cash	(1,230)	(4,430)

Cash, cash equivalents and marketable securities. At September 30, 2015 our cash and cash equivalents of $104.1 million consisted primarily of cash deposits held at major banks and money market funds. The $17.0 million decrease in cash and cash equivalents at September 30, 2015 from June 30, 2015 was primarily due to cash used to repurchase shares of our common stock for an aggregate purchase price of $21.4 million, cash used for property and equipment of $5.8 million and the unfavorable effect of foreign exchange rates on cash of $1.2 million offset in part by cash generated from operations of $10.9 million.

At September 30, 2015 our marketable securities of $24.2 million consisted primarily of US treasury notes, residential mortgage-backed securities, and US corporate debt securities.

Cash, cash equivalents and marketable securities included approximately $21.3 million held by our foreign subsidiaries as of September 30, 2015. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, the amounts would generally become subject to tax in the US to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the US was made.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Decreases in the foreign currency exchange rates of the British Pound, Swiss Franc, and Australian Dollar to the US Dollar decreased our overall cash balances by approximately $1.2 million in the quarter ended September 30, 2015. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations decreased by $4.0 million in the quarter ended September 30, 2015 versus the same quarter the prior year. The decrease was primarily the result of a decrease in cash provided by accounts receivable of $3.5 million, a decrease in cash provided by prepaid expenses of $2.2 million, an increase in cash used by accrued expenses of $2.4 million, an increase in cash used for other assets of $1.1 million and an increase in net loss of $1.0 million, offset in part by a decrease in cash used for accounts payable of $3.4 million and an increase in non-cash expenses of $2.7 million.

At September 30, 2015, we had US net operating loss carryforwards of $73.2 million, which expire at various times through fiscal year 2036, Canadian net operating loss carryforwards of $0.4 million, which expire principally in fiscal year 2035, and other foreign net operating loss carryforwards of $13.4 million, primarily in Europe, which have no statutory expiration date. We also have approximately $4.5 million of research and development tax credit carryforwards available which expire at various points through fiscal year 2035. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At September 30, 2015, the deferred tax assets associated with our US operations and a portion of the deferred tax assets associated with our European, Australian and Canadian operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. The $1.1 million decrease in net cash used in investing activities for the three months ended September 30, 2015 versus the same quarter of the prior fiscal year was primarily due to the $0.7 million in cash used to fund prior period acquisitions and a decrease in the net cash used for the purchase of available for sale securities of $0.3 million.

Financing Activities. The decrease in cash provided by financing activities for the quarter ended September 30, 2015 as compared to the same quarter the prior year was due to cash used to repurchase our common stock of $21.4 million during the three months ended September 30, 2015.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of September 30, 2015:

	Payment Due by Fiscal Year
	2016	2017-2018	2019-2020	Thereafter	Total
	(in thousands)
Long-term debt:
Principal payment	$—	$189,750	$—	$—	$189,750
Interest payments	2,846	4,269	—	—	7,115
Operating leases	4,046	9,529	7,871	11,903	33,349
Purchase commitments	6,429	6,126	629	—	13,184

Total contractual obligations	$13,321	$209,674	$8,500	$11,903	$243,398

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.6 million, has been excluded from the table above. These amounts have been excluded because, as of September 30, 2015, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2016 which is $1.6 million based on foreign exchange rates in effect on September 30, 2015. We are unable to estimate contribution amounts for periods after fiscal year 2016.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2015 we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including interest rate changes, foreign currency exchange rate fluctuations, and derivative instruments classification. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on August 28, 2015, which is incorporated herein by reference.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.

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

The risk factors below do not reflect material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015.

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

Quarterly or annual operating results that are below the expectations of public market analysts could adversely affect the market price of our common stock. Factors that could cause fluctuations in our operating results include:

•	a change in customer demand for our products, which is highly dependent on our ability to continue to offer innovative technology solutions in very competitive markets;

•	overall economic conditions, which may affect our customers’ and potential customers’ budgets for information technology expenditures;

•	foreign exchange rate volatility, which can have a significant effect on our total revenues and costs when our foreign operations are translated to US dollars;

•	the timing of customer orders;

•	the timing of product implementations, which are highly dependent on customers’ resources and discretion;

•	the incurrence of costs relating to the integration of software products and operations in connection with acquisitions of technologies or businesses; and

•	the timing and market acceptance of new products or product enhancements by either us or our competitors.

Our mix of products and services could have a significant effect on our results of operations and the market price of our common stock

The gross margins for our products and services vary considerably. Our software license revenues generally yield significantly higher gross margins than do our subscriptions and transactions, service and maintenance and other revenue streams. If software license revenues or our recurring revenues significantly decline in any future period, or if the mix of our products and services in any given period did not match our expectations, our results of operations and the market price of our common stock could be significantly adversely affected.

Risks Related To Our Business

The markets in which we compete are extremely competitive and we may not be able to compete effectively

The markets in which we compete are intensely competitive and characterized by rapid technological change. There is no assurance that we will be able to maintain our current market share or our customer base.

We compete with a wide range of companies ranging from small start-up enterprises with limited resources, which we compete with principally on the basis of technology features or specific customer relationships, to large companies which can leverage significantly larger customer bases and greater financial resources. Many of our competitors have longer operating histories, significantly greater financial, technical, and sales and marketing resources, greater brand recognition and a larger customer base than we do. We anticipate that the markets in which we compete will continue to attract new competitors and new technologies and we may not be able to compete successfully with them.

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

We are subject to the political, economic and security conditions in Israel

In January 2015, we acquired Intellinx, which is headquartered in Tel Aviv, Israel. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its neighbors. During the past several years, Israel has experienced periodic armed conflicts which have involved missile strikes into Israel and which at times have disrupted day-to-day civilian activity in Israel.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom and in continental Europe and, to a lesser extent in the Asia-Pacific and Middle East regions. During the three months ended September 30, 2015, approximately 42% of our revenues and 44% of our operating expenses were attributable to customers or operations located outside of North America. During the three months ended September 30, 2015 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased. Future appreciation of the US Dollar against the British Pound Sterling, Swiss Franc, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses associated with our operations in those regions.

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

Security or data breaches could have an adverse effect on our business

In the course of providing services to our customers, we collect, store, process and transmit highly sensitive and confidential information. Certain of our solutions also facilitate the actual transfer of cash or transmit instructions that initiate cash transfer. Our products and services, particularly our SaaS and Web-based offerings, may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service attacks and other disruptive problems which could result in the theft, destruction or misappropriation of confidential information. Security risks in recent years have increased significantly given the increased sophistication and activities of hackers, organized crime and other external parties. We may need to spend significant capital or allocate significant resources to ensure effective ongoing protection against the threat of security breaches or to address security related concerns. Despite our efforts, a security breach or computer virus could still occur which could have a significant negative impact on our business, including reputational harm, the loss of customers and material financial liability to us.

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

We could be adversely affected if we are unable to protect our proprietary technology and could be subject to litigation regarding intellectual property rights, which could cause serious harm to our business

We rely upon a combination of patent, copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. However, there is no assurance that our patents, pending applications for patents that may issue in the future, or other intellectual property will be of sufficient scope and strength to provide meaningful protection for our technology or any commercial advantage to us. Further, we cannot be certain that our patents will not be challenged, invalidated or circumvented. We enter into agreements with our employees and customers that seek to limit and protect the distribution of proprietary information. Despite our efforts to safeguard and maintain our proprietary rights, there is no assurance that such rights will remain protected or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Litigation involving patents and other intellectual property rights is common in the United States and in other countries where we operate. We may be a party to litigation in the future to protect our intellectual property rights or as a result of an alleged infringement of the intellectual property rights of others. Any such claims, whether or not meritorious, could result in reputational harm to us, require us to spend significant sums in litigation costs or damages, delay product implementations, or require us to develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claim. In addition, under many of our customer contracts, we are required to indemnify our customers for third-party intellectual property infringement claims, which would increase the costs to us of any such claims. These claims could have a material adverse effect on our business, operating results and financial condition.

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

Certain derivative instruments issued in connection with the notes were classified within stockholders’ equity at September 30, 2015. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	—	—	914,900
August 1, 2015 - August 31, 2015	451,140	$26.02	451,140	463,760
September 1, 2015 - September 30, 2015	362,928	$26.50	362,928	100,832

Total	814,068	$26.23	814,068	100,832

(1)	On June 11, 2015, our board of directors announced that it had authorized a repurchase program for up to an aggregate of one million shares of our common stock to be completed by December 31, 2015 (“the June 2015 Plan”). The table above reflects the activity of the June 2015 plan.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 6, 2015	By:	/S/ RICHARD D. BOOTH
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and June 30, 2015, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.