Form 10-Q
period 2015-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2016-02-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2016 was 40,787,708.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	December 31,	June 30,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,019	$121,163
Marketable securities	23,775	23,225
Accounts receivable net of allowances for doubtful accounts of $954 at December 31, 2015 and $924 at June 30, 2015	62,199	65,140
Deferred tax assets	5,253	5,388
Prepaid expenses and other current assets	13,679	14,325

Total current assets	210,925	229,241
Property and equipment, net	53,507	47,579
Goodwill	206,837	215,360
Intangible assets, net	168,478	185,290
Other assets	16,211	11,014

Total assets	$655,958	$688,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,801	$11,623
Accrued expenses	24,234	24,436
Deferred revenue	63,011	70,383

Total current liabilities	98,046	106,442
Convertible senior notes	165,542	159,760
Deferred revenue, non-current	19,187	17,624
Deferred income taxes	32,101	35,542
Other liabilities	19,180	20,578

Total liabilities	334,056	339,946
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-40,985 at December 31, 2015 and 40,337 at June 30, 2015; outstanding shares-37,898 at December 31, 2015 and 38,105 at June 30, 2015	41	40
Additional paid-in-capital	576,190	560,083
Accumulated other comprehensive loss	(23,928)	(13,511)
Treasury Stock: 3,087 shares at December 31, 2015 and 2,232 shares at June 30, 2015, at cost	(57,002)	(34,167)
Accumulated deficit	(173,399)	(163,907)

Total stockholders’ equity	321,902	348,538

Total liabilities and stockholders’ equity	$655,958	$688,484

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenues:
Subscriptions and transactions	$48,632	$42,865	$94,829	$83,736
Software licenses	5,862	5,423	9,977	11,081
Service and maintenance	29,913	32,180	60,697	65,140
Other	1,641	1,757	3,426	3,611

Total revenues	86,048	82,225	168,929	163,568
Cost of revenues:
Subscriptions and transactions	21,373	19,789	42,107	39,117
Software licenses	288	372	576	767
Service and maintenance	13,291	12,688	26,269	25,972
Other	1,155	1,264	2,490	2,570

Total cost of revenues	36,107	34,113	71,442	68,426

Gross profit	49,941	48,112	97,487	95,142
Operating expenses:
Sales and marketing	22,280	19,545	42,435	38,747
Product development and engineering	11,765	11,030	23,025	22,711
General and administrative	9,422	8,803	18,245	17,080
Amortization of intangible assets	7,215	7,000	14,494	14,184

Total operating expenses	50,682	46,378	98,199	92,722

Income (loss) from operations	(741)	1,734	(712)	2,420
Other expense, net	(3,856)	(3,587)	(7,527)	(7,234)

Loss before income taxes	(4,597)	(1,853)	(8,239)	(4,814)
Income tax provision	642	109	1,253	416

Net loss	$(5,239)	$(1,962)	$(9,492)	$(5,230)

Basic and diluted net loss per share:	$(0.14)	$(0.05)	$(0.25)	$(0.14)

Shares used in computing basic and diluted net loss per share:	37,774	37,759	37,889	37,703

Other comprehensive loss, net of tax:
Unrealized loss on available for sale securities	(76)	(9)	(68)	(21)
Minimum pension liability adjustments	63	(26)	179	(63)
Foreign currency translation adjustments	(3,943)	(8,147)	(10,528)	(21,967)

Other comprehensive loss, net of tax:	(3,956)	(8,182)	(10,417)	(22,051)

Comprehensive loss	$(9,195)	$(10,144)	$(19,909)	$(27,281)

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2015	2014
	(in thousands)
Operating activities:
Net loss	$(9,492)	$(5,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	14,494	14,184
Stock compensation expense	15,466	12,429
Depreciation and amortization of property and equipment	6,325	5,017
Deferred income tax benefit	(1,816)	(2,380)
Provision for allowances on accounts receivable	232	110
Excess tax benefits associated with stock compensation	(76)	(70)
Amortization of debt issuance costs	592	592
Amortization of debt discount	5,782	5,385
Amortization of premium on investments	143	218
Loss on disposal of equipment	(1)	4
Write down of fixed assets	17	—
Loss on foreign exchange	116	73
Changes in operating assets and liabilities:
Accounts receivable	1,118	1,773
Prepaid expenses and other current assets	347	3,050
Other assets	(2,074)	278
Accounts payable	(877)	(3,344)
Accrued expenses	77	(1,703)
Deferred revenue	(3,146)	(4,723)
Other liabilities	50	767

Net cash provided by operating activities	27,277	26,430
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(1,263)	(4,195)
Purchase of cost-method investment	(3,510)	—
Purchases of held-to-maturity securities	(105)	(76)
Proceeds from sales of held-to-maturity securities	105	76
Purchase of available-for-sale securities	(7,500)	(8,085)
Proceeds from sales of available-for-sale securities	6,736	7,847
Purchases of property and equipment, net	(12,791)	(10,562)
Proceeds from disposal of property and equipment	7	—

Net cash used in investing activities	(18,321)	(14,995)
Financing activities:
Repurchase of common stock	(23,938)	(10,277)
Proceeds from exercise of stock options and employee stock purchase plan	1,691	1,571
Excess tax benefits associated with stock compensation	76	70

Net cash used in financing activities	(22,171)	(8,636)
Effect of exchange rate changes on cash	(1,929)	(6,974)

Decrease in cash and cash equivalents	(15,144)	(4,175)
Cash and cash equivalents at beginning of period	121,163	167,673

Cash and cash equivalents at end of period	$106,019	$163,498

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2015

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2015, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2016. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 28, 2015.

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

We are continuing to evaluate the expected impact of this standard on our consolidated financial statements and we have not yet selected a method of adoption. While our assessment of the impact of this standard is not complete, we currently believe that the most significant impact will be in two specific areas:

•	Under the new standard, the absence of vendor specific objective evidence (VSOE) in certain software license arrangements will no longer result in strict revenue deferral, as instead fair value will be assigned to arrangement elements based on a fair value hierarchy no longer dependent on the presence of VSOE. Absent a change in how we license our products, we believe that this will result in greater up-front recognition of software revenue for certain of our license arrangements.

•	Under the new standard, certain expenses we incur will require deferral and recognition over the period in which revenue is recognized, subject to certain exceptions. We believe that this will result in the deferral of certain implementation and commission costs associated with our SaaS offerings which would then be recognized as expense over a multi-year period; such costs are expensed directly as incurred today.

However, we are unable to quantify the impact of these outcomes at this time, nor can we ensure that our continuing analysis and interpretation of the standard will result in the financial reporting outcomes referred to above.

In April 2015, the FASB issued an accounting standard update which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying value of the debt. This standard is effective for us on July 1, 2016 (the first quarter of our 2017 fiscal year) with early application permitted. Upon adoption of this standard, deferred debt issuance costs will be reclassified from non-current assets and shown as a reduction to the debt carrying value in our consolidated balance sheet. Deferred debt issuance costs were approximately $2.3 million at December 31, 2015. The adoption of this standard will be applied retrospectively and will not have an impact on our consolidated statement of comprehensive loss or cash flows.

In September 2015, the FASB issued an accounting standard update which requires that measurement-period adjustments related to the accounting for business combinations are to be recorded in the period in which the adjusted amounts are determined. This includes disclosure of any impact on current period earnings of amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. Disclosure of the adjustment amount included in current period earnings must be provided by line item or as a separate item on the face of our income statement. The standard is effective for us on July 1, 2016, with early adoption permitted. We elected to adopt this standard as of July 1, 2015; the adoption of the standard did not have a material impact on our consolidated balance sheet, statements of comprehensive loss or cash flows.

In November 2015, the FASB issued an accounting standard update which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet. As a result, each separate tax jurisdiction will have one net tax position, either a noncurrent deferred tax asset or a noncurrent deferred tax liability. The standard is effective for us on July 1, 2017 (the first quarter of our 2018 fiscal year) with early adoption permitted and can be applied either prospectively or retrospectively. Upon adoption we anticipate that this will result in a reduction to our current deferred tax assets and an increase to our noncurrent deferred tax assets with no impact on our consolidated statement of comprehensive loss or cash flows.

In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale as a component of other comprehensive income. For equity investments without readily determinable fair values the cost method is also eliminated, however subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment and plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018. We are currently evaluating the anticipated impact of this standard on our financial statements.

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

At December 31, 2015 and June 30, 2015, our assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2015				June 30, 2015
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (cash and cash equivalents)	$1,513	$—	$—	$1,513	$2,068	$—	$—	$2,068
Available for sale securities
Debt
US Corporate	9,432	—	—	9,432	10,561	—	—	10,561
Residential mortgage-backed	9,940	—	—	9,940	7,733	—	—	7,733
Government - US	4,341	—	—	4,341	4,866	—	—	4,866

Total available for sale securities	$23,713	$—	$—	$23,713	$23,160	$—	$—	$23,160

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the convertible senior notes (the Notes) more fully described in Note 10. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at December 31, 2015 and June 30, 2015, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive income/(loss) in shareholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•	The carrying value of assets ($1.5 million and $1.8 million) related to deposits we have made to fund future requirements associated with Israeli severance arrangements approximated their fair values at December 31, 2015 and June 30, 2015, respectively.

•	We have certain other investments accounted for at cost. The carrying value of these investments was $6.9 million and $3.4 million at December 31, 2015 and June 30, 2015, respectively, and they are reported as a component of our other assets. These investments are recorded at cost less any write-downs for other-than-temporary impairment charges. To estimate the fair value of these investments for purposes of assessing impairment, we use available financial information related to the entities including information based on recent or pending third-party equity investments in these entities.

•	The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value of the Notes, $165.5 million at December 31, 2015, will be accreted, over the remaining term to maturity, to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $216.1 million as of December 31, 2015. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of December 31, 2015 and June 30, 2015.

	December 31, 2015			June 30, 2015
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	62	23,713	23,775	65	23,160	23,225

Total marketable securities	$62	$23,713	$23,775	$65	$23,160	$23,225

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

December 31, 2015
(in thousands)
Due within 1 year	$12,214
Due in 1 year through 5 years	$11,499

Total	$23,713

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At December 31, 2015
	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
US Corporate	$7,685	$16
Residential mortgage-backed	$7,240	$24
Government—US	$3,391	$9

Total	$18,316	$49

Note 4—Product and Business Acquisitions

Fiscal 2016 Acquisition and Other Investment

During the three months ended December 31, 2015, we completed an asset acquisition through which we acquired core technology for $1.5 million which is being amortized over a useful life of three years.

In December 2015, we made a $3.5 million investment in preferred stock of a privately held, early-stage technology company. We have the ability to exercise significant influence over this company, however we have no ability to exert control. Investments in common stock or in-substance common stock, through which an investor has the ability to exercise significant influence over the operating or financial policies of the investee, are accounted for under the equity method of accounting. In-substance common stock is an investment that has risk and reward characteristics that are substantially similar to an entity’s common stock. The preferred stock underlying our investment is not in-substance common stock as its terms include a substantive liquidation preference not available to common stockholders. Accordingly, we accounted for our investment under the cost method of accounting and it will be subject to periodic review for impairment. Impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred.

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

The allocation of the Intellinx acquisition purchase price as of is as follows:

(in thousands)
Current assets	$9,828
Property and equipment	299
Other assets	2,171
Customer related intangible assets	2,273
Core technology	53,669
Other intangible assets	961
Goodwill	11,969
Current liabilities	(4,303)
Other liabilities	(10,217)

Total purchase price	$66,650

In addition, during fiscal 2015, we completed the acquisition of Arian Software Limited (Arian) and Litco Systems Inc. (Litco). Please refer to our disclosures included in the Annual Report on Form 10-K as filed with the SEC on August 28, 2015.

The valuation of acquired intangible assets for our acquisitions as of their respective acquisition dates was estimated by performing projections of discounted cash flow, whereby revenues and costs associated with each intangible asset are estimated to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The valuation assumptions also take into consideration our estimates of contract renewal, technology attrition and revenue projections.

Note 5—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands except per share data)
Numerator - basic and diluted:
Net loss	$(5,239)	$(1,962)	$(9,492)	$(5,230)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	37,774	37,759	37,889	37,703

Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.05)	$(0.25)	$(0.14)

For the three and six months ended December 31, 2015, approximately 3.2 million and 3.2 million shares of unvested restricted stock and stock options, respectively, were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

For the three and six months ended December 31, 2014, approximately 2.7 million and 2.6 million shares of unvested restricted stock and stock options, respectively, were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

As more fully discussed in Note 10, in December 2012 we issued the Notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the quarter ended December 31, 2015, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

Similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also incorporates our healthcare products and our payments automation software for direct debit and receivables management and provides a range of standard professional services and support and maintenance services that complement and enhance our core software products. Revenue associated with the aforementioned products and services is typically recorded upon delivery. This segment also incorporates certain other solutions that are licensed on a subscription basis, revenue for which is typically recorded on a subscription or transaction basis, or ratably over the expected life of the customer relationship. This segment also includes the legacy operations of Intellinx, which we acquired in January 2015, however our cyber fraud and risk management solutions can be sold by any of our operating segments and, accordingly, the results of a different operating segment are effected when these products are sold by that segment.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of intangible assets, restructuring related charges, non-cash pension expenses, certain non-cash items related to our convertible notes, global ERP and related system implementation costs and other non-core or non-recurring gains and losses that arise from time to time that are excluded from how we measure our core operations. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

Segment information for the three and six months ended December 31, 2015 and 2014 according to the segment descriptions above, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$34,218	$30,899	$65,898	$63,453
Hosted Solutions	34,887	32,231	68,757	63,027
Digital Banking	16,943	19,095	34,274	37,088

	$86,048	$82,225	$168,929	$163,568

Segment measure of profit:
Payments and Transactional Documents	$8,388	$8,863	$15,270	$18,969
Hosted Solutions	6,282	4,536	12,856	8,376
Digital Banking	1,255	2,723	3,118	3,688

Total measure of segment profit	$15,925	$16,122	$31,244	$31,033

A reconciliation of the measure of segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Total measure of segment profit	$15,925	$16,122	$31,244	$31,033
Less:
Amortization of intangible assets	(7,215)	(7,000)	(14,494)	(14,184)
Stock-based compensation expense	(7,878)	(6,098)	(15,466)	(12,429)
Acquisition and integration related expenses	(159)	(1,280)	(269)	(1,707)
Restructuring expense	(854)	14	(874)	(272)
Non-cash pension expense	(38)	(24)	(74)	(21)
Global ERP system implementation costs	(522)	—	(779)	—
Other expense, net	(3,856)	(3,587)	(7,527)	(7,234)

Loss before income taxes	$(4,597)	$(1,853)	$(8,239)	$(4,814)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$836	$612	$1,631	$1,248
Hosted Solutions	1,465	1,258	2,889	2,486
Digital Banking	947	638	1,805	1,283

Total depreciation expense	$3,248	$2,508	$6,325	$5,017

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
North America	$49,366	$48,436	$97,962	$94,355
United Kingdom	24,802	23,677	47,634	48,657
Continental Europe	9,683	9,340	19,135	18,586
Asia-Pacific and Middle East	2,197	772	4,198	1,970

Total revenues from unaffiliated customers	$86,048	$82,225	$168,929	$163,568

Long-lived assets, excluding deferred tax assets and other intangible assets, which are based on geographical location, were as follows:

	At December 31, 2015	At June 30, 2015
	(in thousands)
Long-lived assets:
North America	$57,118	$45,350
United Kingdom	8,504	8,573
Continental Europe	1,999	2,390
Asia-Pacific and Middle East	2,097	2,280

Total long-lived assets	$69,718	$58,593

Note 7—Income Taxes

The income tax expense we record in any interim period is based on our estimated effective tax rate for the fiscal year for those tax jurisdictions in which we can reliably estimate our effective tax rate. The calculation of our estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction, as well as total tax expense for the fiscal year. Accordingly, this tax rate is subject to adjustment if, in subsequent interim periods, there are changes to our initial estimates of total tax expense or pre-tax income, including income by jurisdiction. For those tax jurisdictions for which we are unable to reliably estimate an overall effective tax rate, we calculate income tax expense based upon the actual effective tax rate for the year-to-date period.

We recorded income tax expense of $0.6 million and $0.1 million for the three months ended December 31, 2015 and 2014, respectively. The income tax expense for the three months ended December 31, 2015 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss and Israeli operations. Our tax expense for the three months ended December 31, 2015 was offset in part by a discrete tax benefit of approximately $0.2 million from the enactment of legislation that decreased UK income tax rates. The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the three months ended December 31, 2014 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations and by a discrete tax benefit from the enactment of legislation that retroactively extended the US research and development credit for one year beginning January 1, 2014.

We recorded income tax expense of $1.3 million and $0.4 million for the six months ended December 31, 2015 and 2014, respectively. The income tax expense for the six months ended December 31, 2015 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss and Israeli operations. Our tax expense for the six months ended December 31, 2015 was offset in part by a discrete tax benefit of approximately $0.2 million from the enactment of legislation that decreased UK income tax rates. The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the six months ended December 31, 2014 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations and by a discrete tax benefit from the enactment of legislation that retroactively extended the US research and development credit for one year beginning January 1, 2014.

We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.2 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers many different factors including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. We establish a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. The process of assessing deferred tax asset recoverability is inherently judgmental, and we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. The particularly sensitive component of our evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction.

At December 31, 2015 we have recorded a $24.9 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$194,298	$(105,842)	$88,456	10.0
Core technology	131,478	(59,780)	71,698	9.8
Other intangible assets	20,380	(12,056)	8,324	6.2

Total	$346,156	$(177,678)	$168,478

Unamortized intangible assets:
Goodwill			206,837

Total intangible assets			$375,315

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$200,957	$(101,219)	$99,738	10.4
Core technology	131,069	(55,374)	75,695	10.2
Other intangible assets	20,790	(10,933)	9,857	6.4

Total	$352,816	$(167,526)	$185,290

Unamortized intangible assets:
Goodwill			215,360

Total intangible assets			$400,650

Estimated amortization expense for fiscal year 2016 and subsequent fiscal years is as follows:

(in thousands)
2016	$28,942
2017	24,607
2018	20,672
2019	18,702
2020	16,602
2021 and thereafter	73,447

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Hosted Solutions	Digital Banking
	(in thousands)
Balance at June 30, 2015	$81,619	$97,861	$35,880
Purchase accounting adjustments	(1,355)	—	—
Impact of foreign currency translation	(1,476)	(5,692)	—

Balance at December 31, 2015	$78,788	$92,169	$35,880

Note 9—Contingencies

We have agreed to indemnify a customer against costs it may incur as a result of a lawsuit filed against them for alleged patent infringement, related to certain technology licensed from us, that we license and resell from an outside supplier. We have in turn requested—and have received—indemnification from the outside supplier for costs that we may incur in respect of our indemnification obligations to our customer. In January 2016, this customer notified us that they had been served in a second lawsuit, also alleging patent infringement, relating to the same underlying technology, and the merits of this claim are still being assessed. Bottomline has not been named as a party to either lawsuit and we have certain indemnification limits in place with the affected customer. We do not currently believe that the resolution of this matter will have a material impact on our financial position, operating results or cash flows.

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at December 31, 2015, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding charge to interest expense.

The net carrying amount of the convertible notes at December 31, 2015 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(24,208)

Net carrying value	$165,542

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the convertible notes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Contractual interest expense (cash)	$711	$711	$1,423	$1,423
Amortization of debt discount (non-cash)	2,917	2,716	5,782	5,385
Amortization of debt issue costs (non-cash)	296	296	592	592

	$3,924	$3,723	$7,797	$7,400

Effective interest rate of the liability component	7.65%	7.23%	7.59%	7.18%

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

Note 11—Derivative Instruments

Our derivative instruments for the quarter ended December 31, 2015 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of December 31, 2015 each of these instruments continued to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Note 12—Postretirement and Other Employee Benefits

Defined Benefit Pension Plan

We sponsor a retirement plan for our Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under US GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan include the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Components of net periodic cost
Service cost	$563	$562	$1,141	$1,154
Interest cost	120	164	243	338
Prior service credit	(22)	(23)	(45)	(47)
Net actuarial loss	17	—	35
Expected return on plan assets	(199)	(245)	(403)	(503)

Net periodic cost	$479	$458	$971	$942

Note 13—Restructuring Costs

During fiscal year 2016, in response to recent business events, we realigned our workforce and recorded pre-tax restructuring expenses associated with severance related benefits of approximately $0.9 million.

Restructuring charges recorded for the six months ended December 31, 2015 were expensed as follows:

(in thousands)
Subscriptions and transactions cost of sales	45
Service and maintenance cost of sales	75
Sales and marketing	376
Product development and engineering	108
General and administrative	270

$874

At December 31, 2015, our remaining liability for severance related benefits was as follows:

(in thousands)
Accrued severance benefits at June 30, 2015	53
Additions charged to expense in fiscal 2016	874
Payments charged against the accrual	(373)

Accrued severance benefits at December 31, 2015	$554

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

Financial Highlights

For the six months ended December 31, 2015, our revenue increased to $168.9 million from $163.6 million in the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment of $5.7 million and our Payments and Transactional Documents segment of $2.4 million, offset in part by decreased revenue in our Digital Banking segment of $2.8 million. Increased revenue from our legal spend management, financial messaging and Paymode-X solutions accounted for the revenue increase in our Hosted Solutions segment. The revenue increase in our Payments and Transactional Documents segment was primarily related to increased North American service and maintenance revenue offset, in part by lower European service and maintenance revenue. The Digital Banking segment’s revenue decrease was primarily due to lower professional services revenue as we have continued to de-emphasize large, highly customized banking projects in lieu of our cloud-based solutions.

We incurred a net loss of $9.5 million in the six months ended December 31, 2015 compared to a net loss of $5.2 million in the same period of the prior year. Our net loss for the six months ended December 31, 2015 was affected by the impact of increased operating expenses of $5.5 million offset, in part, by increased gross margins of $2.3 million. The increase in our operating expenses was due primarily to the effect of our recent acquisitions, including increased employee related costs as we continued to grow our business. The increase in our gross margin was primarily driven by revenue increases in our Hosted Solutions segment.

In the first six months of fiscal year 2016, we derived approximately 43% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

We expect future revenue growth to be driven by our Paymode-X, digital banking, legal spend management, financial messaging and cyber fraud and risk management solutions.

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

Results of Operations

Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

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

The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended December 31,		Increase (Decrease) Between Periods
	2015	2014	2015 compared to 2014
		(in thousands)		%
Segment revenue:
Payments and Transactional Documents	$34,218	$30,899	3,319	10.7
Hosted Solutions	34,887	32,231	2,656	8.2
Digital Banking	16,943	19,095	(2,152)	(11.3)

	$86,048	$82,225	$3,823	4.6

Segment measure of profit:
Payments and Transactional Documents	$8,388	$8,863	(475)	(5.4)
Hosted Solutions	6,282	4,536	1,746	38.5
Digital Banking	1,255	2,723	(1,468)	(53.9)

Total measure of segment profit	$15,925	$16,122	$(197)	(1.2)

A reconciliation of the measure of segment profit to our GAAP loss before income taxes for the three months ended December 31, 2015 and 2014, before the provision for income taxes, is as follows:

	Three Months Ended December 31,
	2015	2014
	(in thousands)
Total measure of segment profit	$15,925	$16,122
Less:
Amortization of intangible assets	(7,215)	(7,000)
Stock-based compensation expense	(7,878)	(6,098)
Acquisition and integration related expenses	(159)	(1,280)
Restructuring expense	(854)	14
Non-cash pension expense	(38)	(24)
Global ERP system implementation costs	(522)	—
Other expense, net	(3,856)	(3,587)

Loss before income taxes	$(4,597)	$(1,853)

Payments and Transactional Documents. Revenues from our Payments and Transactional Documents segment increased $3.3 million, inclusive of the unfavorable impact of foreign currency exchange rates of $1.0 million for the three months ended December 31, 2015 as compared to the same period in the prior fiscal year, primarily attributable to revenue increases of $1.8 million in service and maintenance revenue, $1.6 million in subscriptions and transactions revenue and $0.1 million in software license revenue, primarily as a result of our Intellinx acquisition. The segment profit decrease of $0.5 million for the three months ended December 31, 2015, as compared to the same period in the prior fiscal year, including an unfavorable impact of foreign currency exchange rates of $0.4 million, was primarily attributable to increased cost of sales of $1.3 million and increased operating expenses of $2.5 million, primarily due to increased sales and marketing expenses within our European solutions, partially offset by the increased revenue described above. We expect revenue and profit for the Payments and Transactional Documents segment to increase slightly during the remainder of fiscal year 2016, primarily as a result of increased adoption of our payments and document automation products by new and existing customers.

Hosted Solutions. Revenues from our Hosted Solutions segment increased $2.7 million for the three months ended December 31, 2015 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $0.6 million, due primarily to increased revenue from our financial messaging and Paymode-X solutions and, to a lesser extent, our legal spend management solutions. Segment profit increased $1.7 million as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $0.2 million, due to the increased revenue as described above and decreased operating expenses of $0.1 million. We expect revenue and profit for the Hosted Solutions segment to increase during the remainder of the fiscal year primarily as a result of the continued revenue contribution from our financial messaging and Paymode-X solutions.

Digital Banking. Revenues from our Digital Banking segment decreased $2.2 million for the three months ended December 31, 2015 as compared to the same period in the prior fiscal year due to a decrease in professional services revenue of $3.4 million, partially offset by increases of $0.8 million in subscription and transaction revenue and $0.4 million in software license revenue. The decrease in professional services revenue was principally due to the continued de-emphasis of large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. Segment profit decreased $1.5 million for the three months ended December 31, 2015 as compared to the same period in the prior fiscal year, due primarily to the decreased revenue described above and increased sales and marketing expenses. We expect revenue and profit for the Digital Banking segment to decrease slightly for the remainder of the fiscal year as we continue to transition customers to our hosted offerings.

Revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods
	2015		2014		2015 Compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$48,632	56.5	$42,865	52.1	$5,767	13.5
Software licenses	5,862	6.8	5,423	6.6	439	8.1
Service and maintenance	29,913	34.8	32,180	39.2	(2,267)	(7.0)
Other	1,641	1.9	1,757	2.1	(116)	(6.6)

Total revenues	$86,048	100.0	$82,225	100.0	$3,823	4.6

Subscriptions and Transactions. Revenues for the three months ended December 31, 2015 were unfavorably impacted by $0.5 million due to the impact of foreign currency exchange rates. The overall revenue increase of $5.8 million, inclusive of the impact of unfavorable foreign currency exchange rates, for the three months ended December 31, 2015 as compared to the same period in the prior fiscal year, was due principally to the increase in revenue contribution from our financial messaging solutions of $1.9 million, our Payments and Transactional Documents segment of $1.6 million and to a lesser extent, revenue increases from our Paymode-X, digital banking and legal spend management solutions. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of increased revenue from our legal spend management, financial messaging, digital banking and Paymode-X solutions.

Software Licenses. Revenue from software licenses increased $0.4 million in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, primarily as a result of an increase in revenue from our Digital Banking segment and, to a lesser extent, from our Payments and Transactional Document segment as a result of our Intellinx acquisition. We expect software license revenues to increase during the remainder of fiscal year 2016, principally as a result of increased software license revenue from our Payments and Transactional Documents and Digital Banking segments.

Service and Maintenance. Service and maintenance revenues decreased $2.3 million for the three months ended December 31, 2015, inclusive of an unfavorable impact of foreign exchange rates of $1.0 million. The overall decrease in service and maintenance revenues, inclusive of the impact of foreign currency exchange rates, for the three months ended December 31, 2015 as compared to the same period in the prior fiscal year was primarily the result of decreases in our Digital Banking revenues of $3.3 million and our Hosted Solutions revenues of $0.8 million, offset in part by an increase of $1.8 million in our payments and transactional documents solutions. The decrease in revenue from our Digital Banking segment revenues were principally related to decreases in professional services due to our continued de-emphasis of large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. We expect that service and maintenance revenues will decrease during the remainder of the fiscal year primarily as a result of our continued de-emphasis of customized banking projects within our digital banking solutions.

Other. Our other revenues consist principally of equipment and supplies sales which remained relatively minor components of our overall revenue. We expect that other revenues will remain relatively consistent during the remainder of 2016.

Cost of revenues by category

	Three Months Ended December 31,				Increase (Decrease) Between Periods
	2015		2014		2015 Compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$21,373	24.9	$19,789	24.1	$1,584	8.0
Software licenses	288	0.3	372	0.5	(84)	(22.6)
Service and maintenance	13,291	15.5	12,688	15.4	603	4.8
Other	1,155	1.3	1,264	1.5	(109)	(8.6)

Total cost of revenues	$36,107	42.0	$34,113	41.5	$1,994	5.8

Gross profit	$49,941	58.0	$48,112	58.5	$1,829	3.8

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased slightly to 44% of subscription and transactions revenues in the three months ended December 31, 2015 compared to 46% of subscriptions and transactions revenues in the three months ended December 31, 2014, primarily due to improved subscriptions and transactions gross margins in our Payments and Transactional Documents and Hosted Solutions segments. We expect that subscriptions and transactions costs will decrease slightly as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year.

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased slightly to 5% of software license revenue in the three months ended December 31, 2015 compared to 7% of software license revenue in the three months ended December 31, 2014. We expect that software license costs will remain consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 44% of service and maintenance revenues in the three months ended December 31, 2015 as compared to 39% of service and maintenance revenues in the three months ended December 31, 2014. The increase in costs as a percent of service and maintenance revenues was driven principally by a decrease in services gross margins in our Digital Banking segment as we continue to de-emphasize large, highly customized banking projects in lieu of standard deployments and certain of our cloud-based products. We expect that service and maintenance costs will increase slightly as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Other. Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business. We expect that other costs will remain relatively consistent as a percentage of other revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended December 31,				Increase (Decrease) Between Periods
	2015		2014		2015 Compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$22,280	25.9	$19,545	23.8	$2,735	14.0
Product development and engineering	11,765	13.7	11,030	13.4	735	6.7
General and administrative	9,422	10.9	8,803	10.7	619	7.0
Amortization of intangible assets	7,215	8.4	7,000	8.5	215	3.1

Total operating expenses	$50,682	58.9	$46,378	56.4	$4,304	9.3

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 primarily as a result of an increase in employee related costs of $1.6 million, an increase in advertising expenses of $0.5 million and an increase in restructuring expenses of $0.4 million. We expect that sales and marketing expenses will increase over the remainder of the fiscal year as we continue to focus on our marketing initiatives to support our new and existing products, particularly our digital banking solutions.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 increased $0.7 million principally as a result of an increase in headcount related expenses. We expect that product development and engineering expenses will increase slightly during the remainder of the fiscal year as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our Paymode-X and legal spend management solutions as well as our European product offerings.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 primarily due to an increase in costs associated with global internal system implementations and increased headcount related expenses. We expect general and administrative expenses will increase during the remainder of the fiscal year, principally as a result of our global system initiatives.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us or on a straight line if the rate cannot be reliably predicted. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 occurred as a result of increased expense from intangible assets associated with our fiscal year 2015 acquisitions. We expect that total amortization expense for fiscal year 2016 will be approximately $28.9 million.

Other Expense, Net

	Three Months Ended December 31,		Increase (Decrease) Between Periods
	2015	2014	2015 Compared to 2014
	(in thousands)			%
Interest income	$125	$137	$(12)	(8.8)
Interest expense	(3,874)	(3,683)	(191)	(5.2)
Other expense, net	(107)	(41)	(66)	(161.0)

Other expense, net	$(3,856)	$(3,587)	$(269)	(7.5)

Other Expense, Net. For the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, interest income decreased slightly as a result of lower average cash balances in the quarter ended December 31, 2015. The increase in interest expense is due to increased amortization of our debt discount. The increase in other expense is due to an increase in foreign exchange rate losses incurred in the three months ended December 31, 2015 compared with the three months ended December 31, 2014.

Provision for Income Taxes

We recorded income tax expense of $0.6 million and $0.1 million for the three months ended December 31, 2015 and 2014, respectively. The income tax expense for the three months ended December 31, 2015 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss and Israeli operations. Our tax expense for the three months ended December 31, 2015 was offset in part by a discrete tax benefit of approximately $0.2 million from the enactment of legislation that decreased UK income tax rates. The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the three months ended December 31, 2014 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations and by a discrete tax benefit from the enactment of legislation that retroactively extended the US research and development credit for one year beginning January 1, 2014.

Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014

Segment Information

The following tables represent our segment revenues and our segment measure of profit:

	Six Months Ended December 31,		Increase (Decrease) Between Periods
	2015	2014	2015 compared to 2014
		(in thousands)		%
Segment revenue:
Payments and Transactional Documents	$65,898	$63,453	2,445	3.9
Hosted Solutions	68,757	63,027	5,730	9.1
Digital Banking	34,274	37,088	(2,814)	(7.6)

	$168,929	$163,568	$5,361	3.3

Segment measure of profit:
Payments and Transactional Documents	$15,270	$18,969	(3,699)	(19.5)
Hosted Solutions	12,856	8,376	4,480	53.5
Digital Banking	3,118	3,688	(570)	(15.5)

Total measure of segment profit	$31,244	$31,033	$211	0.7

A reconciliation of the measure of segment profit to our GAAP loss before income taxes for the six months ended December 31, 2015 and 2014, before the provision for income taxes, is as follows:

	Six Months Ended December 31,
	2015	2014
	(in thousands)
Total measure of segment profit	$31,244	$31,033
Less:
Amortization of intangible assets	(14,494)	(14,184)
Stock-based compensation expense	(15,466)	(12,429)
Acquisition and integration related expenses	(269)	(1,707)
Restructuring expense	(874)	(272)
Non-cash pension expense	(74)	(21)
Global ERP system implementation costs	(779)	—
Other expense, net	(7,527)	(7,234)

Loss before income taxes	$(8,239)	$(4,814)

Payments and Transactional Documents. Revenues for the six months ended December 31, 2015 were unfavorably impacted by $2.7 million due to the impact of foreign currency exchange rates. The overall revenue increase of $2.4 million, inclusive of the impact of unfavorable foreign currency exchange rates for the six months ended December 31, 2015 as compared to the same period in the prior fiscal year, was primarily attributable to increased subscription and transactional revenue of $2.4 million and increased service and maintenance revenue of $2.0 million, partially offset by decreases in software license revenue of $1.9 million and other revenue of $0.2 million. The segment profit decrease of $3.7 million for the six months ended December 31, 2015 as compared to the same period in the prior fiscal year, including an unfavorable impact of foreign currency exchange rates of $1.0 million, was primarily the result of increased operating expenses of $3.7 million, principally due to our European solutions and our newly acquired Intellinx operations.

Hosted Solutions. Revenues from our Hosted Solutions segment increased $5.7 million for the six months ended December 31, 2015 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $1.6 million, due primarily to increased revenue contributions from our Paymode-X and financial messaging solutions of $5.1 million and, to a lesser extent, from our legal spend management solution. The segment profit increase of $4.5 million for the six months ended December 31, 2015 as compared to the same period in the prior fiscal year, including an unfavorable impact of foreign currency exchange rates of $0.5 million, was primarily the result of increased gross margins of $3.9 million, driven principally by the increase in revenues discussed above.

Digital Banking. Revenues from our Digital Banking segment decreased $2.8 million for the six months ended December 31, 2015 as compared to the same period in the prior fiscal year due to a decrease in professional services revenue of $5.4 million partially offset by an increase in subscriptions and transactions revenue of $1.6 million and an increase in software license revenue of $0.7 million. The decrease in professional services revenue was a result of the continued de-emphasis of large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. The segment profit decreased $0.6 million as improved gross margins and decreased operating expenses were offset by the decreased revenue described above.

Revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods
	2015		2014		2015 Compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$94,829	56.2	$83,736	51.2	$11,093	13.2
Software licenses	9,977	5.9	11,081	6.8	(1,104)	(10.0)
Service and maintenance	60,697	35.9	65,140	39.8	(4,443)	(6.8)
Other	3,426	2.0	3,611	2.2	(185)	(5.1)

Total revenues	$168,929	100.0	$163,568	100.0	$5,361	3.3

Subscriptions and Transactions. The increase in subscriptions and transactions revenues of $11.1 million for the six months ended December 31, 2015 as compared to the same period in the prior fiscal year was due principally to increased subscription and transaction revenue from our Hosted Solutions segment of $7.0 million, our Payments and Transactional Documents segment of $2.4 million and our Digital Banking segment of $1.6 million. The overall increase in our Hosted Solutions segment includes increased revenue from our financial messaging solutions of $3.5 million and, to a lesser extent, our Paymode-X and legal spend management solutions.

Software Licenses. Software license revenues decreased $1.1 million for the six months ended December 31, 2015 as compared to the same period in the prior fiscal year. The decrease was primarily due to decreased revenue in our North American payments and transactional documents solutions offset in part by increased revenue in our European payments and transactional documents and our Digital Banking segment.

Service and Maintenance. Service and maintenance revenues for the six months ended December 31, 2015 as compared to the same period in the prior fiscal year were unfavorably impacted by $2.7 million due to the impact of foreign currency exchange rates. The overall decrease in service and maintenance revenues of $4.4 million, inclusive of the unfavorable impact of foreign exchange rates, was primarily the result of decreased service and maintenance revenues from our Digital Banking segment of $5.2 million as we continue to de-emphasize large and highly customized banking projects, partially offset by revenue increases of $3.3 million in our North American payments and transactional document solutions.

Other. The slight increase in other revenues was principally due to an increase in revenue from our payments and transactional document products.

Cost of revenues by category

	Six Months Ended December 31,				Increase (Decrease) Between Periods
	2015		2014		2015 Compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$42,107	24.9	$39,117	23.9	$2,990	7.6
Software licenses	576	0.3	767	0.5	(191)	(24.9)
Service and maintenance	26,269	15.6	25,972	15.9	297	1.1
Other	2,490	1.5	2,570	1.5	(80)	(3.1)

Total cost of revenues	$71,442	42.3	$68,426	41.8	$3,016	4.4

Gross profit	$97,487	57.7	$95,142	58.2	$2,345	2.5

Subscriptions and Transactions. Subscriptions and transactions costs decreased to 44% of subscriptions and transactions revenues in the six months ended December 31, 2015, as compared to 47% in the six months ended December 31, 2014, primarily as a result of increased revenues in our Paymode-X and financial messaging solutions, partially offset by an increase in costs in our legal spend management solutions.

Software Licenses. Software license costs remained consistent at 6% of software license revenues in the six months ended December 31, 2015 as compared to 7% in the six months ended December 31, 2014.

Service and Maintenance. Service and maintenance costs increased to 43% of service and maintenance revenue in the six months ended December 31, 2015, as compared to 40% for the six months ended December 31, 2014. The increase in costs as a percent of service and maintenance revenues was driven principally by a decrease in services gross margins in our Digital Banking segment as we continue to de-emphasize large, highly customized banking projects in lieu of standard deployments

Other. Other cost of revenues remained consistent as a percentage of other revenue in the six months ended December 31, 2015, as compared to the six months ended December 31, 2014.

Operating Expenses

	Six Months Ended December 31,				Increase (Decrease) Between Periods
	2015		2014		2015 Compared to 2014
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$42,435	25.1	$38,747	23.7	$3,688	9.5
Product development and engineering	23,025	13.6	22,711	13.9	314	1.4
General and administrative	18,245	10.8	17,080	10.4	1,165	6.8
Amortization of intangible assets	14,494	8.6	14,184	8.7	310	2.2

Total operating expenses	$98,199	58.1	$92,722	56.7	$5,477	5.9

Sales and Marketing. Sales and marketing expenses increased $3.7 million in the six months ended December 31, 2015, as compared to the six months ended December 31, 2014, primarily as a result of an increase in employee related costs largely due to the impact of our recent acquisitions. Sales and marketing expenses were favorably impacted by foreign currency exchange rates of $0.8 million for the six months ended December 31, 2015 as compared to the same period of the prior fiscal year.

Product Development and Engineering. The increase in product development and engineering expenses of $0.3 million was primarily attributable to a net increase in employee related costs.

General and Administrative. The increase in general and administrative expenses of $1.2 million was principally attributable to an increase in costs associated with global internal system implementations, increased employee related costs and increased facilities related expenses offset in part by reduced merger and acquisition costs.

Amortization of Intangible Assets. The increase in amortization expense in the six months ended December 31, 2015, as compared to the six months ended December 31, 2014, occurred as a result of increased expense from intangible assets associated with our recent acquisitions.

Other Expense, Net

	Six Months Ended December 31,		Increase (Decrease) Between Periods
	2015	2014	2015 Compared to 2014
	(in thousands)			%
Interest income	$249	$264	$(15)	(5.7)
Interest expense	(7,709)	(7,329)	(380)	(5.2)
Other expense, net	(67)	(169)	102	60.4

Other expense, net	$(7,527)	$(7,234)	$(293)	(4.1)

Other Expense, Net. For the six months ended December 31, 2015, as compared to the six months ended December 31, 2014, interest income decreased slightly as a result of a decrease in average cash and marketable securities balances. The increase in interest expense is due to increased amortization of our debt discount. The decrease in other expense, net is the result of a decrease in foreign exchange losses in the six months ended December 31, 2015 as compared to the six months ended December 31, 2014.

Provision for Income Taxes

We recorded income tax expense of $1.3 million and $0.4 million for the six months ended December 31, 2015 and 2014, respectively. The income tax expense for the six months ended December 31, 2015 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss and Israeli operations. Our tax expense for the six months ended December 31, 2015 was offset in part by a discrete tax benefit of approximately $0.2 million from the enactment of legislation that decreased UK income tax rates. The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the six months ended December 31, 2014 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss operations and by a discrete tax benefit from the enactment of legislation that retroactively extended the US research and development credit for one year beginning January 1, 2014.

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

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the six months ended December 31, 2015 and 2014 are summarized in the tables below:

	December 31,	June 30,
	2015	2015
	(in thousands)
Cash and cash equivalents	$106,019	$121,163
Marketable securities	23,775	23,225
Long-term Debt (1)	165,542	159,760

(1)	Our long-term debt consists of our convertible notes. The convertible notes are shown on our Consolidated Balance Sheets at their carrying value, which represents the principal balance of $189.8 million less unamortized discount and debt issuance costs.

	December 31,
	2015	2014
	(in thousands)
Cash provided by operating activities	$27,277	$26,430
Cash used in investing activities	(18,321)	(14,995)
Cash used in financing activities	(22,171)	(8,636)
Effect of exchange rates on cash	(1,929)	(6,974)

Cash, cash equivalents and marketable securities. At December 31, 2015 our cash and cash equivalents of $106.0 million consisted primarily of cash deposits held at major banks and money market funds. The $15.1 million decrease in cash and cash equivalents at December 31, 2015 from June 30, 2015 was primarily due to cash used to repurchase shares of our common stock for an aggregate purchase price of $23.9 million, cash used to purchase property and equipment of $12.8 million, cash used for business and asset acquisitions of $1.3 million, cash used to fund an equity investment of $3.5 million and the unfavorable effect of foreign exchange rates on cash of $1.9 million, offset in part by cash generated from operations of $27.3 million.

At December 31, 2015 our marketable securities of $23.8 million consisted primarily of residential mortgage-backed securities, US corporate debt securities and US treasury notes.

Cash, cash equivalents and marketable securities included approximately $21.7 million held by our foreign subsidiaries as of December 31, 2015. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, the amounts would generally become subject to tax in the US to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the US was made.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Decreases in the foreign currency exchange rates of the British Pound, European Euro, Swiss Franc, and Australian Dollar to the US Dollar decreased our overall cash balances by approximately $1.9 million in the quarter ended December 31, 2015. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $0.8 million in the six months December 31, 2015 versus the same period of the prior year. The increase was primarily the result of an increase in non-cash expenses of $5.7 million, a decrease in cash used for accounts payable of $2.5 million, a decrease in cash used for accrued expenses of $1.8 million and a decrease in cash used for deferred revenue of $1.6 million, partially offset by an increase in our net loss of $4.3 million, a decrease in cash provided by prepaid expenses of $2.7 million, a decrease in cash provided by other assets of $2.4 million and a decrease in cash provided by accounts receivable of $0.7 million.

At December 31, 2015, we had US net operating loss carryforwards of $77.1 million, which expire at various times through fiscal year 2036, Canadian net operating loss carryforwards of $0.4 million, which expire principally in fiscal year 2035, and other foreign net operating loss carryforwards of $13.2 million, primarily in Europe, which have no statutory expiration date. We also have approximately $5.0 million of research and development tax credit carryforwards available which expire at various points through fiscal year 2036. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At December 31, 2015, the deferred tax assets associated with our US operations and a portion of the deferred tax assets associated with our European, Australian and Canadian operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. The $3.3 million increase in net cash used in investing activities for the six months ended December 31, 2015 versus the same quarter of the prior fiscal year was primarily due to an increase in cash used for the purchase of property and equipment of $2.2 million and an increase of $0.6 million in cash used to fund acquisitions and a cost method equity investment.

Financing Activities. The $13.5 million increase in cash used by financing activities for the six months ended December 31, 2015 as compared to the same period of the prior year was due to an increase in cash used to repurchase our common stock of $13.7 million during the six months ended December 31, 2015.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of December 31, 2015:

	Payment Due by Fiscal Year
	2016	2017-2018	2019-2020	Thereafter	Total
	(in thousands)
Long-term debt:
Principal payment	$—	$189,750	$—	$—	$189,750
Interest payments	1,423	4,269	—	—	5,692
Operating leases	2,758	9,524	7,823	11,861	31,966
Purchase commitments	3,922	6,951	834	—	11,707

Total contractual obligations	$8,103	$210,494	$8,657	$11,861	$239,115

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.7 million, has been excluded from the table above. These amounts have been excluded because, as of December 31, 2015, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2016 which is $1.6 million based on foreign exchange rates in effect on December 31, 2015. We are unable to estimate contribution amounts for periods after fiscal year 2016.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2015 we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Acquisitions could disrupt our business and harm our financial condition

An active acquisition program is an important element of our corporate strategy. We have been a highly acquisitive company and we expect to continue to make acquisitions in the future. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	entrance into markets and operating geographies in which we have no or limited prior experience or knowledge;

•	failure to realize anticipated revenue increases for any number of reasons, including if a larger than expected number of acquired customers decline to renew software maintenance contracts or subscription based contracts, if we are unsuccessful in selling the acquired products into our existing customer base or if the terms of the acquired contracts do not permit us to recognize revenue on a timely basis;

•	costs incurred to combine the operations of companies we acquire, such as integrations costs, transitional employee expenses and employee retention or relocation expenses may be higher than expected;

•	write-offs related to existing or acquired assets such as deferred tax assets, goodwill or other intangible assets;

•	inability to retain key personnel of the acquired company;

•	inadequacy of existing operating, financial and management information systems to support the combined organization, including the difficulty in integrating an acquired company’s accounting, financial reporting and other administrative systems to permit effective management;

•	difficulties implementing controls, procedures and policies appropriate for a public company at companies that, prior to the acquisition, may have lacked such controls, policies and procedures;

•	in the case of foreign acquisitions, challenges integrating operations across different cultures and languages and addressing the particular regulatory, economic, currency and political risks associated with different countries or regions;

•	diversion of management’s focus from our core business concerns;

•	dilution to existing stockholders and our earnings per share;

•	incurrence of substantial debt;

•	exposure to litigation from third parties, including claims related to intellectual property or other assets acquired or liabilities assumed; and

•	failure to realize anticipated benefits of the transaction due to the above factors or other factors.

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

The failure of our cyber-fraud and risk management products to prevent a security breach or detect a cyber-fraud, or the failure of our customers to take action based on the risks identified by these products could harm our reputation and adversely impact our operating results

Our cyber-fraud and risk management products provide our customers the ability to configure a multitude of settings and establish certain rule-based alerts and it is possible that a customer could misconfigure these products or fail to configure these products in an optimal manner, which could cause threats to go undetected. Similarly, if our cyber-fraud and risk management products detect threats or otherwise alert a customer to suspicious activity but the customer does not take action to investigate those threats or alerts, customers may erroneously believe that our products were not effective.

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

We are subject to the political, economic and security conditions in Israel

In January 2015 we acquired Intellinx, which is headquartered in Tel Aviv, Israel. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its neighbors. During the past several years, Israel has experienced periodic armed conflicts which have involved missile strikes into Israel and which at times have disrupted day-to-day civilian activity in Israel.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom and in continental Europe and, to a lesser extent in the Asia-Pacific and Middle East regions. During the six months ended December 31, 2015, approximately 43% of our revenues and 44% of our operating expenses were attributable to customers or operations located outside of North America. During the three months ended December 31, 2015 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased. Future appreciation of the US Dollar against the British Pound Sterling, Swiss Franc, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses associated with our operations in those regions.

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

Certain derivative instruments issued in connection with the notes were classified within stockholders’ equity at December 31, 2015. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2015-October 31, 2015	100,832	$25.63	100,832	—	$—
November 1, 2015-November 30, 2015	—	$—	—	—	$20,000,000
December 1, 2015-December 31, 2015	—	$—	—	—	$20,000,000

Total	100,832	$25.63	100,832	—	$20,000,000

(1)	On June 11, 2015, our board of directors announced that it had authorized a repurchase program for up to an aggregate of one million shares of our common stock to be completed by December 31, 2015 (“the June 2015 Plan”). During the quarter ended December 31, 2015, we repurchased 100,832 shares of our common stock valued at approximately $2.6 million, pursuant to the June 2015 Plan. The June 2015 Plan terminated upon completion of the repurchase of one million shares, in October 2015.
(2)	On November 19, 2015, our board of directors announced that it had authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $20 million. This program expires on November 19, 2017 and we are not obligated to purchase any shares under the program.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 8, 2016	By:	/S/ RICHARD D. BOOTH
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2015 (unaudited) and June 30, 2015, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.