Form 10-Q
period 2016-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2016-05-09
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2016 was 40,925,732.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31	June 30,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,433	$121,163
Marketable securities	33,387	23,225
Accounts receivable net of allowances for doubtful accounts of $974 at March 31, 2016 and $924 at June 30, 2015	61,444	65,140
Deferred tax assets	5,474	5,388
Prepaid expenses and other current assets	15,607	14,325

Total current assets	231,345	229,241
Property and equipment, net	58,156	47,579
Goodwill	207,613	215,360
Intangible assets, net	162,751	185,290
Other assets	18,695	11,014

Total assets	$678,560	$688,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,203	$11,623
Accrued expenses	23,047	24,436
Deferred revenue	74,775	70,383

Total current liabilities	110,025	106,442
Convertible senior notes	168,512	159,760
Deferred revenue, non-current	20,486	17,624
Deferred income taxes	31,429	35,542
Other liabilities	19,399	20,578

Total liabilities	349,851	339,946
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares- 41,295 at March 31, 2016 and 40,337 at June 30, 2015; outstanding shares-38,273 at March 31, 2016 and 38,105 at June 30, 2015	41	40
Additional paid-in-capital	584,250	560,083
Accumulated other comprehensive loss	(22,146)	(13,511)
Treasury stock: 3,022 shares at March 31, 2016 and 2,232 shares at June 30, 2015, at cost	(55,807)	(34,167)
Accumulated deficit	(177,629)	(163,907)

Total stockholders’ equity	328,709	348,538

Total liabilities and stockholders’ equity	$678,560	$688,484

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues:
Subscriptions and transactions	$49,488	$42,926	$144,317	$126,662
Software licenses	5,777	5,074	15,754	16,155
Service and maintenance	29,100	32,124	89,797	97,264
Other	1,868	1,827	5,294	5,438

Total revenues	86,233	81,951	255,162	245,519
Cost of revenues:
Subscriptions and transactions	22,461	19,582	64,568	58,699
Software licenses	165	371	741	1,138
Service and maintenance	13,276	13,675	39,545	39,647
Other	1,317	1,285	3,807	3,855

Total cost of revenues	37,219	34,913	108,661	103,339

Gross profit	49,014	47,038	146,501	142,180
Operating expenses:
Sales and marketing	20,419	20,248	62,854	58,995
Product development and engineering	11,934	12,716	34,959	35,427
General and administrative	9,790	8,882	28,035	25,962
Amortization of intangible assets	7,226	8,002	21,720	22,186

Total operating expenses	49,369	49,848	147,568	142,570

Loss from operations	(355)	(2,810)	(1,067)	(390)
Other expense, net	(3,882)	(4,600)	(11,409)	(11,834)

Loss before income taxes	(4,237)	(7,410)	(12,476)	(12,224)
Income tax (benefit) provision	(7)	420	1,246	836

Net loss	$(4,230)	$(7,830)	$(13,722)	$(13,060)

Basic and diluted net loss per share:	$(0.11)	$(0.21)	$(0.36)	$(0.35)

Shares used in computing basic and diluted net loss per share:	38,101	37,762	37,959	37,723

Other comprehensive loss, net of tax:
Unrealized gain (loss) on available for sale securities	77	20	9	(1)
Minimum pension liability adjustments	(124)	(12)	55	(75)
Foreign currency translation adjustments	1,829	(3,138)	(8,699)	(25,105)

Other comprehensive income (loss), net of tax:	1,782	(3,130)	(8,635)	(25,181)

Comprehensive loss	$(2,448)	$(10,960)	$(22,357)	$(38,241)

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2016	2015
	(in thousands)
Operating activities:
Net loss	$(13,722)	$(13,060)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	21,720	22,186
Stock compensation expense	23,094	19,563
Depreciation and amortization of property and equipment	9,789	7,731
Deferred income tax benefit	(3,335)	(3,691)
Provision for allowances on accounts receivable	342	185
Excess tax benefits associated with stock compensation	(134)	(52)
Amortization of debt issuance costs	888	888
Amortization of debt discount	8,751	8,150
Amortization of premium on investments	226	313
Loss on disposal of equipment	2	4
Write down of fixed assets	17	—
Loss on foreign exchange	77	348
Changes in operating assets and liabilities:
Accounts receivable	1,623	(893)
Prepaid expenses and other current assets	(1,574)	329
Other assets	(4,370)	408
Accounts payable	230	(1,036)
Accrued expenses	(924)	(1,114)
Deferred revenue	9,599	9,341
Other liabilities	367	1,094

Net cash provided by operating activities	52,666	50,694
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(1,263)	(68,017)
Purchase of cost-method investments	(4,010)	—
Purchases of held-to-maturity securities	(105)	(76)
Proceeds from sales of held-to-maturity securities	105	76
Purchase of available-for-sale securities	(20,424)	(10,543)
Proceeds from sales of available-for-sale securities	10,036	10,097
Purchases of property and equipment, net	(20,776)	(15,629)
Proceeds from disposal of property and equipment	7	—

Net cash used in investing activities	(36,430)	(84,092)
Financing activities:
Repurchase of common stock	(23,938)	(12,612)
Proceeds from exercise of stock options and employee stock purchase plan	3,261	3,696
Excess tax benefits associated with stock compensation	134	52

Net cash used in financing activities	(20,543)	(8,864)
Effect of exchange rate changes on cash	(1,423)	(9,008)

Decrease in cash and cash equivalents	(5,730)	(51,270)
Cash and cash equivalents at beginning of period	121,163	167,673

Cash and cash equivalents at end of period	$115,433	$116,403

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2016, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2016. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 28, 2015.

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

In April 2015, the FASB issued an accounting standard update which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying value of the debt. This standard is effective for us on July 1, 2016 (the first quarter of our 2017 fiscal year) with early application permitted. Upon adoption of this standard, deferred debt issuance costs will be reclassified from non-current assets and shown as a reduction to the debt carrying value in our consolidated balance sheet. Deferred debt issuance costs were approximately $2.0 million at March 31, 2016. The adoption of this standard will be applied retrospectively and will not have an impact on our consolidated statement of comprehensive loss or cash flows.

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

In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale as a component of other comprehensive income. For equity investments without readily determinable fair values the cost method of accounting is also eliminated, however subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment and plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our 2019 fiscal year). We are currently evaluating the anticipated impact of this standard on our financial statements.

In February 2016, the FASB issued an accounting standard update which requires balance sheet recognition of a lease liability and a corresponding right-of-use asset. This standard includes an optional policy election for short-term leases (i.e. leases with a term of 12 months or less that do not include options to purchase the underlying lease assets that the lessee is reasonably certain to exercise) under which a right-of-use asset and lease liability would not be recognized and the short-term lease payments would be expensed on a straight line basis over the term of the lease. The standard also requires new financial statement disclosures. This standard is effective for us on July 1, 2019 (the first quarter of our 2020 fiscal year) with early adoption permitted; adoption is on a modified retrospective basis. We anticipate that upon adoption this standard will have a material impact to our consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities, however we are still evaluating the overall impact of this standard on our financial statements.

In March 2016, the FASB issued an accounting standard update intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact of excess tax benefits and tax deficiencies, accounting for forfeitures, statutory tax withholding requirements and the presentation of excess tax benefits in the statement of cash flows. This standard is effective for us on July 1, 2017 (the first quarter of our 2018 fiscal year) with early adoption permitted. We are currently evaluating the anticipated impact of this standard on our financial statements.

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

At March 31, 2016 and June 30, 2015, our assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2016				June 30, 2015
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (cash and cash equivalents)	$1,875	$—	$—	$1,875	$2,068	$—	$—	$2,068
Available for sale securities
Debt
US Corporate	9,970	—	—	9,970	10,561	—	—	10,561
Residential mortgage-backed	10,808	—	—	10,808	7,733	—	—	7,733
Government - US	12,544	—	—	12,544	4,866	—	—	4,866

Total available for sale securities	$33,322	$—	$—	$33,322	$23,160	$—	$—	$23,160

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the convertible senior notes (the Notes) more fully described in Note 10. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at March 31, 2016 and June 30, 2015, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive income/(loss) in shareholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•	The carrying value of assets ($1.5 million and $1.8 million) related to deposits we have made to fund future requirements associated with Israeli severance arrangements approximated their fair values at March 31, 2016 and June 30, 2015, respectively.

•	We have certain other investments accounted for at cost. The carrying value of these investments was $7.4 million and $3.4 million at March 31, 2016 and June 30, 2015, respectively, and they are reported as a component of our other assets. These investments are recorded at cost less any write-downs for other-than-temporary impairment charges. To estimate the fair value of these investments for purposes of assessing impairment, we use available financial information related to the entities including information based on recent or pending third-party equity investments in these entities.

•	The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value of the Notes, $168.5 million at March 31, 2016, will be accreted, over the remaining term to maturity, to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $214.4 million as of March 31, 2016. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of March 31, 2016 and June 30, 2015.

	March 31, 2016			June 30, 2015
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	65	33,322	33,387	65	23,160	23,225

Total marketable securities	$65	$33,322	$33,387	$65	$23,160	$23,225

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

March 31, 2016
(in thousands)
Due within 1 year	$19,791
Due in 1 year through 5 years	$13,531

Total	$33,322

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of March 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At March 31, 2016
	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
US Corporate	$4,464	$2
Residential mortgage-backed	$5,791	$6
Government–US	$1,035	$1

Total	$11,290	$9

Note 4—Product and Business Acquisitions

Fiscal 2016 Asset Acquisition and Other Investment

During the nine months ended March 31, 2016, we completed an asset acquisition through which we acquired core technology for $1.5 million which is being amortized over a useful life of three years.

In December 2015, we made a $3.5 million investment in preferred stock of a privately held, early-stage technology company. We have the ability to exercise significant influence over this company, however, we have no ability to exert control. Investments in common stock or in-substance common stock, through which an investor has the ability to exercise significant influence over the operating or financial policies of the investee, are accounted for under the equity method of accounting. In-substance common stock is an investment that has risk and reward characteristics that are substantially similar to an entity’s common stock. The preferred stock underlying our investment is not in-substance common stock as its terms include a substantive liquidation preference not available to common stockholders. Accordingly, we accounted for our investment under the cost method of accounting and it will be subject to periodic review for impairment. Impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred.

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

The final allocation of the Intellinx acquisition purchase price is as follows:

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

Note 5—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands except per share data)
Numerator - basic and diluted:
Net loss	$(4,230)	$(7,830)	$(13,722)	$(13,060)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	38,101	37,762	37,959	37,723

Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.21)	$(0.36)	$(0.35)

For the three and nine months ended March 31, 2016, approximately 3.0 million and 3.1 million shares of unvested restricted stock and stock options, respectively, were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

For the three and nine months ended March 31, 2015, approximately 3.3 million and 2.8 million shares of unvested restricted stock and stock options, respectively, were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

As more fully discussed in Note 10, in December 2012 we issued the Notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the quarter ended March 31, 2016, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

Similar operating segments have been aggregated into three reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also incorporates our healthcare products and our payments automation software for direct debit and receivables management and provides a range of standard professional services and support and maintenance services that complement and enhance our core software products. Revenue associated with the aforementioned products and services is typically recorded upon delivery. This segment also incorporates certain other solutions that are licensed on a subscription basis, revenue for which is typically recorded on a subscription or transaction basis, or ratably over the expected life of the customer relationship. This segment includes the legacy operations of Intellinx, which we acquired in January 2015, however our cyber fraud and risk management solutions can be sold by any of our operating segments and, accordingly, the results of a different operating segment are affected when these products are sold by that segment.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of intangible assets, restructuring related charges, certain pension adjustments, amortization of debt issuance and debt discount costs, global ERP and related system implementation costs and other non-core or non-recurring gains and losses that arise from time to time that are excluded from how we measure our core operations. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

Segment information for the three and nine months ended March 31, 2016 and 2015 according to the segment descriptions above, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$34,179	$31,154	$100,077	$94,607
Hosted Solutions	34,281	30,384	103,038	93,411
Digital Banking	17,773	20,413	52,047	57,501

	$86,233	$81,951	$255,162	$245,519

Segment measure of profit:
Payments and Transactional Documents	$8,985	$6,819	$24,255	$25,788
Hosted Solutions	5,461	2,852	18,317	11,228
Digital Banking	1,512	4,741	4,630	8,429

Total measure of segment profit	$15,958	$14,412	$47,202	$45,445

A reconciliation of the measure of segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)
Total measure of segment profit	$15,958	$14,412	$47,202	$45,445
Less:
Amortization of intangible assets	(7,226)	(8,002)	(21,720)	(22,186)
Stock-based compensation expense	(7,628)	(7,134)	(23,094)	(19,563)
Acquisition and integration related expenses	(305)	(846)	(574)	(2,553)
Restructuring expenses	(48)	(1,074)	(922)	(1,346)
Minimum pension liability and related adjustments	(66)	(21)	(140)	(42)
Other non-core expense	—	(145)	—	(145)
Global ERP system implementation costs	(1,040)	—	(1,819)	—
Other expense, net	(3,882)	(4,600)	(11,409)	(11,834)

Loss before income taxes	$(4,237)	$(7,410)	$(12,476)	$(12,224)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)
Depreciation expense:
Payments and Transactional Documents	$850	$740	$2,481	$1,988
Hosted Solutions	1,540	1,304	4,429	3,790
Digital Banking	1,074	670	2,879	1,953

Total depreciation expense	$3,464	$2,714	$9,789	$7,731

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)
North America	$49,328	$48,465	$147,290	$142,820
United Kingdom	24,592	22,688	72,226	71,344
Continental Europe	9,728	9,189	28,863	27,775
Asia-Pacific and Middle East	2,585	1,609	6,783	3,580

Total revenues from unaffiliated customers	$86,233	$81,951	$255,162	$245,519

Long-lived assets, excluding deferred tax assets and other intangible assets, which are based on geographical location, were as follows:

	At March 31, 2016	At June 30, 2015
	(in thousands)
Long-lived assets:
North America	$63,280	$45,350
United Kingdom	9,370	8,573
Continental Europe	2,106	2,390
Asia-Pacific and Middle East	2,095	2,280

Total long-lived assets	$76,851	$58,593

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

We recorded an income tax benefit of $7,000 and income tax expense of $0.4 million for the three months ended March 31, 2016 and 2015, respectively. The income tax benefit for the three months ended March 31, 2016 was principally due to a tax benefit associated with our Swiss and Israeli operations, offset by tax expense associated with our US and UK operations. Our US operations includes income tax expense for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the three months ended March 31, 2015 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss, Australian and Israeli operations.

We recorded income tax expense of $1.2 million and $0.8 million for the nine months ended March 31, 2016 and 2015, respectively. The income tax expense for the nine months ended March 31, 2016 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss and Israeli operations. Our tax expense for the nine months ended March 31, 2016 was offset in part by a discrete tax benefit of approximately $0.2 million from the enactment of legislation that decreased UK income tax rates. The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the nine months ended March 31, 2015 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss, Australian and Israeli operations and by a discrete tax benefit from the enactment of legislation that retroactively extended the US research and development credit for one year beginning January 1, 2014.

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

At March 31, 2016 we have recorded a $25.4 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
		(in thousands)		(in years)
Amortized intangible assets:
Customer related	$195,431	$(109,608)	$85,823	9.8
Core technology	131,859	(62,801)	69,058	9.6
Other intangible assets	20,628	(12,758)	7,870	6.2

Total	$347,918	$(185,167)	$162,751

Unamortized intangible assets:
Goodwill			207,613

Total intangible assets			$370,364

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
		(in thousands)		(in years)
Amortized intangible assets:
Customer related	$200,957	$(101,219)	$99,738	10.4
Core technology	131,069	(55,374)	75,695	10.2
Other intangible assets	20,790	(10,933)	9,857	6.4

Total	$352,816	$(167,526)	$185,290

Unamortized intangible assets:
Goodwill			215,360

Total intangible assets			$400,650

Estimated amortization expense for fiscal year 2016 and subsequent fiscal years is as follows:

(in thousands)
2016	$29,007
2017	24,827
2018	20,876
2019	18,896
2020	16,780
2021 and thereafter	74,085

The following table represents a year-to-date rollforward of our goodwill balances, by reportable segment:

	Payments and Transactional Documents	Hosted Solutions	Digital Banking	Total
	(in thousands)
Balance at June 30, 2015	$81,619	$97,861	$35,880	$215,360
Purchase accounting adjustments	(1,355)	—	—	(1,355)
Impact of foreign currency translation	(1,966)	(4,426)	—	(6,392)

Balance at March 31, 2016	$78,298	$93,435	$35,880	$207,613

Preliminary estimates of fiscal 2017 revenues for our Intellinx reporting unit are below the revenue estimates we made at the time of the acquisition. However, we have not finalized the complete revenue and expense forecasting process or analyzed reporting unit cash flows. During the quarter ending June 30, 2016 we will perform our annual impairment testing for goodwill and intangible assets for all of our reporting units using the most currently available financial projections and estimates. The carrying values of intangible assets and goodwill for the Intellinx reporting unit were $51.2 million and $12.0 million, respectively, at March 31, 2016. If in a future period we were to conclude that these assets were impaired, it would likely result in a material expense.

Note 9—Contingencies

We have agreed to indemnify a customer against costs it may incur as a result of a lawsuit filed against them for alleged patent infringement, related to certain technology licensed from us, that we license and resell from an outside supplier. We have in turn requested—and have received—indemnification from the outside supplier for costs that we may incur in respect of our indemnification obligations to our customer. In January 2016, this customer notified us that they had been served in a second lawsuit, also alleging patent infringement relating to the same underlying technology and the merits of this claim are still being assessed. Bottomline has not been named as a party to either lawsuit and we have certain indemnification limits in place with the affected customer. We do not currently believe that the resolution of this matter will have a material impact on our financial position, operating results or cash flows.

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at March 31, 2016, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding charge to interest expense.

The net carrying amount of the convertible notes at March 31, 2016 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(21,238)

Net carrying value	$168,512

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the convertible notes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)
Contractual interest expense (cash)	$712	$712	$2,135	$2,135
Amortization of debt discount (non-cash)	2,969	2,765	8,751	8,150
Amortization of debt issue costs (non-cash)	296	296	888	888

	$3,977	$3,773	$11,774	$11,173

Effective interest rate of the liability component	7.76%	7.33%	7.65%	7.23%

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

Note 11—Derivative Instruments

Our derivative instruments for the quarter ended March 31, 2016 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of March 31, 2016 each of these instruments continued to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Note 12—Postretirement and Other Employee Benefits

Defined Benefit Pension Plan

We sponsor a retirement plan for our Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under US GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan include the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)
Components of net periodic cost
Service cost	$562	$558	$1,703	$1,712
Interest cost	119	163	362	501
Prior service credit	(22)	(23)	(67)	(70)
Net actuarial loss	17	—	52	—
Expected return on plan assets	(198)	(243)	(601)	(746)

Net periodic cost	$478	$455	$1,449	$1,397

Note 13—Restructuring Costs

During fiscal year 2016, in response to recent business events, we realigned our workforce and recorded pre-tax restructuring expenses associated with severance related benefits of approximately $0.9 million.

Restructuring charges recorded for the three and nine months ended March 31, 2016 were expensed as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2106
	(in thousands)
Subscriptions and transactions cost of sales	34	79
Service and maintenance cost of sales	—	75
Sales and marketing	15	391
Product development and engineering	—	108
General and administrative	(1)	269

	$48	$922

At March 31, 2016, our remaining liability for severance related benefits was as follows:

(in thousands)
Accrued severance benefits at June 30, 2015	53
Additions charged to expense in fiscal 2016	922
Payments charged against the accrual	(838)

Accrued severance benefits at March 31, 2016	$137

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate a cloud-based network that facilitates the exchange of electronic payments and invoices between buyers and their suppliers. We offer hosted solutions that banks use to provide cash management and treasury capabilities to their business customers, as well as solutions that banks and credit unions use to facilitate customer acquisition and growth. We offer financial messaging solutions for banks and corporations around the world, via solutions that leverage the SWIFT global messaging network. We offer legal spend management solutions that help manage legal and claims vendor expenditures and that automate receipt and review of legal invoices for insurance companies and other large corporate consumers of outside legal services. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents and our healthcare customers use our solutions to streamline financial processes, particularly the patient enrollment process. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents. We also offer comprehensive cyber fraud and risk management solutions that are designed to non-invasively monitor and analyze user behavior to flag behavioral and data anomalies and other suspicious activity.

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

Financial Highlights

For the nine months ended March 31, 2016, our revenue increased to $255.2 million from $245.5 million in the same period of the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment of $9.6 million and our Payments and Transactional Documents segment of $5.5 million, offset in part by decreased revenue in our Digital Banking segment of $5.5 million. Increased revenue from our Paymode-X, financial messaging and legal spend management solutions accounted for the revenue increase in our Hosted Solutions segment. The revenue increase in our Payments and Transactional Documents segment was primarily related to increased North American service and maintenance revenue, offset in part by lower European service and maintenance revenue. The Digital Banking segment’s revenue decrease was primarily due to lower professional services revenue as we have continued to de-emphasize large, highly customized banking projects in lieu of our cloud-based solutions.

We incurred a net loss of $13.7 million in the nine months ended March 31, 2016 compared to a net loss of $13.1 million in the same period of the prior year. The increase in our net loss for the nine months ended March 31, 2016 resulted from the impact of increased operating expenses of $5.0 million, offset in part by increased gross margins of $4.3 million. The increase in our operating expenses was due primarily to the effect of our recent acquisitions, including increased employee related costs as we continued to grow our business. The increase in our gross margin was primarily driven by revenue increases in our Hosted Solutions segment.

In the nine months ended March 31, 2016, we derived approximately 42% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

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

The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended March 31,		Increase (Decrease) Between Periods
	2016	2015	2016 compared to 2015
		(in thousands)		%
Segment revenue:
Payments and Transactional Documents	$34,179	$31,154	3,025	9.7
Hosted Solutions	34,281	30,384	3,897	12.8
Digital Banking	17,773	20,413	(2,640)	(12.9)

	$86,233	$81,951	$4,282	5.2

Segment measure of profit:
Payments and Transactional Documents	$8,985	$6,819	2,166	31.8
Hosted Solutions	5,461	2,852	2,609	91.5
Digital Banking	1,512	4,741	(3,229)	(68.1)

Total measure of segment profit	$15,958	$14,412	$1,546	10.7

A reconciliation of the measure of segment profit to our GAAP loss before the provision for income taxes for the three months ended March 31, 2016 and 2015, is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Total measure of segment profit	$15,958	$14,412
Less:
Amortization of intangible assets	(7,226)	(8,002)
Stock-based compensation expense	(7,628)	(7,134)
Acquisition and integration related expenses	(305)	(846)
Restructuring expenses	(48)	(1,074)
Minimum pension liability and related adjustments	(66)	(21)
Other non-core expense	—	(145)
Global ERP system implementation costs	(1,040)	—
Other expense, net	(3,882)	(4,600)

Loss before income taxes	$(4,237)	$(7,410)

Payments and Transactional Documents. Revenues from our Payments and Transactional Documents segment increased $3.0 million, inclusive of the unfavorable impact of foreign currency exchange rates of $1.0 million, for the three months ended March 31, 2016 as compared to the same period in the prior fiscal year. The overall increase was primarily attributable to revenue increases of $1.6 million in subscriptions and transactions revenue, $0.9 million in software license revenue and $0.5 million in service and maintenance revenue. The segment profit increase of $2.2 million for the three months ended March 31, 2016, as compared to the same period in the prior fiscal year, including an unfavorable impact of foreign currency exchange rates of $0.3 million, was primarily the result of the increase in revenues discussed above, partially offset by increased cost of sales of $0.3 million and increased operating expenses of $0.5 million. The operating expense increase was primarily due to increased sales and marketing expenses within Europe. We expect revenue and profit for the Payments and Transactional Documents segment to remain consistent during the remainder of fiscal year 2016, primarily as a result of increased adoption of our payments and document automation products by new and existing customers.

Hosted Solutions. Revenues from our Hosted Solutions segment increased $3.9 million for the three months ended March 31, 2016 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $0.6 million, due primarily to increased revenue from our Paymode-X, legal spend management and financial messaging solutions. Segment profit increased $2.6 million as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $0.1 million, due to the increased revenue as described above and decreased operating expenses of $0.3 million. We expect revenue and profit for the Hosted Solutions segment to increase during the remainder of the fiscal year primarily as a result of the continued revenue contribution from our financial messaging and Paymode-X solutions.

Digital Banking. Revenues from our Digital Banking segment decreased $2.6 million for the three months ended March 31, 2016 as compared to the same period in the prior fiscal year due to a decrease in professional services revenue of $3.2 million, partially offset by an increase of $0.8 million in subscription and transaction revenue. The decrease in professional services revenue was principally due to the continued de-emphasis of large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. Segment profit decreased $3.2 million for the three months ended March 31, 2016 as compared to the same period in the prior fiscal year, due primarily to the decreased revenue described above and increased sales and marketing expenses. We expect revenue for the Digital Banking segment to increase slightly and profit to decrease slightly for the remainder of the fiscal year as we continue to transition customers to our hosted offerings.

Revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods
	2016		2015		2016 Compared to 2015
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$49,488	57.4	$42,926	52.4	$6,562	15.3
Software licenses	5,777	6.7	5,074	6.2	703	13.9
Service and maintenance	29,100	33.7	32,124	39.2	(3,024)	(9.4)
Other	1,868	2.2	1,827	2.2	41	2.2

Total revenues	$86,233	100.0	$81,951	100.0	$4,282	5.2

Subscriptions and Transactions. Revenues for the three months ended March 31, 2016 were unfavorably impacted by $0.6 million due to the impact of foreign currency exchange rates. The overall revenue increase of $6.6 million, inclusive of the impact of unfavorable foreign currency exchange rates for the three months ended March 31, 2016 as compared to the same period in the prior fiscal year, was due principally to the increase in revenue contribution from our Payments and Transactional Documents segment of $1.6 million, our Hosted Solutions segment of $4.2 million largely due to increases in Paymode-X and legal spend management revenues and, to a lesser extent, revenue increases from our Digital Banking segment and financial messaging solutions. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of increased revenue from our legal spend management, financial messaging and Paymode-X solutions.

Software Licenses. Revenue from software licenses increased $0.7 million in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily as a result of an increase in revenue from European software licenses of $0.9 million. We expect software license revenues to increase during the remainder of fiscal year 2016, principally as a result of increased software license revenue from our Payments and Transactional Documents segment.

Service and Maintenance. Service and maintenance revenues decreased $3.0 million for the three months ended March 31, 2016, inclusive of an unfavorable impact of foreign exchange rates of $0.9 million. The overall decrease in service and maintenance revenues, inclusive of the impact of foreign currency exchange rates, for the three months ended March 31, 2016 as compared to the same period in the prior fiscal year was primarily the result of decreases in our Digital Banking segment revenues of $3.3 million and our Hosted Solutions segment revenues of $0.3 million, offset in part by an increase in our Payments and Transactional Documents segment revenues of $0.5 million. The decrease in revenue from our Digital Banking segment was principally related to decreases in professional services due to our continued de-emphasis of large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. We expect that service and maintenance revenues will decrease during the remainder of the fiscal year primarily as a result of our continued de-emphasis of customized banking projects within our digital banking solutions.

Other. Our other revenues consist principally of equipment and supplies sales which remained relatively minor components of our overall revenue. We expect that other revenues will remain relatively consistent during the remainder of 2016.

Cost of revenues by category

	Three Months Ended March 31,				Increase (Decrease) Between Periods
	2016		2015		2016 Compared to 2015
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$22,461	26.1	$19,582	23.9	$2,879	14.7
Software licenses	165	0.2	371	0.5	(206)	(55.5)
Service and maintenance	13,276	15.4	13,675	16.7	(399)	(2.9)
Other	1,317	1.5	1,285	1.6	32	2.5

Total cost of revenues	$37,219	43.2	$34,913	42.6	$2,306	6.6

Gross profit	$49,014	56.8	$47,038	57.4	$1,976	4.2

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs remained consistent at 45% of subscription and transactions revenues in the three months ended March 31, 2016 compared to 46% of subscriptions and transactions revenues in the three months ended March 31, 2015. We expect that subscriptions and transactions costs will decrease slightly as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year.

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased to 3% of software license revenue in the three months ended March 31, 2016 compared to 7% of software license revenue in the three months ended March 31, 2015. The decrease in costs as a percentage of revenue was primarily due to decreased costs in our North American and European payments solutions. We expect that software license costs will remain consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 46% of service and maintenance revenues in the three months ended March 31, 2016 as compared to 43% of service and maintenance revenues in the three months ended March 31, 2015. The increase in costs as a percent of service and maintenance revenues was driven principally by a decrease in professional services revenue and gross margins in our Digital Banking segment as we continue to de-emphasize large, highly customized banking projects in lieu of standard deployments and certain of our cloud-based products. We expect that service and maintenance costs will increase slightly as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Other. Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business. We expect that other costs will remain relatively consistent as a percentage of other revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended March 31,				Increase (Decrease) Between Periods
	2016		2015		2016 Compared to 2015
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$20,419	23.7	$20,248	24.7	$171	0.8
Product development and engineering	11,934	13.8	12,716	15.5	(782)	(6.1)
General and administrative	9,790	11.4	8,882	10.8	908	10.2
Amortization of intangible assets	7,226	8.4	8,002	9.8	(776)	(9.7)

Total operating expenses	$49,369	57.3	$49,848	60.8	$(479)	(1.0)

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased slightly in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily as a result of an increase in contract employee related costs of $0.2 million and an increase in advertising expenses of $0.2 million, partially offset by a decrease in restructuring expenses of $0.2 million. We expect that sales and marketing expenses will remain consistent over the remainder of the fiscal year.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 decreased $0.8 million principally as a result of a decrease in employee related expenses. We expect that product development and engineering expenses will increase slightly during the remainder of the fiscal year as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our Paymode-X and legal spend management solutions as well as our European product offerings.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to an increase in costs associated with global internal system implementations and increased headcount related expenses. We expect general and administrative expenses will increase during the remainder of the fiscal year due primarily to our global system implementations.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us or on a straight line basis if the rate cannot be reliably predicted. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. We expect that total amortization expense for fiscal year 2016 will be approximately $29.0 million.

Other Expense, Net

	Three Months Ended March 31,		Increase (Decrease) Between Periods
	2016	2015	2016 Compared to 2015
	(in thousands)			%
Interest income	$133	$115	$18	15.7
Interest expense	(3,906)	(3,711)	(195)	(5.3)
Other expense, net	(109)	(1,004)	895	89.1

Other expense, net	$(3,882)	$(4,600)	$718	15.6

Other Expense, Net. For the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, interest income increased slightly as a result of higher average cash balances in the quarter ended March 31, 2016. The increase in interest expense is due to increased amortization of the debt discount on our convertible notes. The decrease in other expense is due to a decrease in foreign exchange rate losses incurred in the three months ended March 31, 2016 compared with the three months ended March 31, 2015.

Provision for Income Taxes

We recorded an income tax benefit of $7,000 and income tax expense of $0.4 million for the three months ended March 31, 2016 and 2015, respectively. The income tax benefit for the three months ended March 31, 2016 was principally due to a tax benefit associated with our Swiss and Israeli operations, offset by tax expense associated with our US and UK operations. Our US operations includes income tax expense for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the three months ended March 31, 2015 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss, Australian and Israeli operations.

Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015

Segment Information

The following tables represent our segment revenues and our segment measure of profit:

	Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2016	2015	2016 compared to 2015
		(in thousands)		%
Segment revenue:
Payments and Transactional Documents	$100,077	$94,607	5,470	5.8
Hosted Solutions	103,038	93,411	9,627	10.3
Digital Banking	52,047	57,501	(5,454)	(9.5)

	$255,162	$245,519	$9,643	3.9

Segment measure of profit:
Payments and Transactional Documents	$24,255	$25,788	(1,533)	(5.9)
Hosted Solutions	18,317	11,228	7,089	63.1
Digital Banking	4,630	8,429	(3,799)	(45.1)

Total measure of segment profit	$47,202	$45,445	$1,757	3.9

A reconciliation of the measure of segment profit to our GAAP loss before the provision for income taxes for the nine months ended March 31, 2016 and 2015 is as follows:

	Nine Months Ended March 31,
	2016	2015
	(in thousands)
Total measure of segment profit	$47,202	$45,445
Less:
Amortization of intangible assets	(21,720)	(22,186)
Stock-based compensation expense	(23,094)	(19,563)
Acquisition and integration related expenses	(574)	(2,553)
Restructuring expenses	(922)	(1,346)
Minimum pension liability and related adjustments	(140)	(42)
Other non-core expense	—	(145)
Global ERP system implementation costs	(1,819)	—
Other expense, net	(11,409)	(11,834)

Loss before income taxes	$(12,476)	$(12,224)

Payments and Transactional Documents. Revenues from our Payments and Transactional Documents segment for the nine months ended March 31, 2016 were unfavorably impacted by $3.8 million due to the impact of foreign currency exchange rates. The overall revenue increase of $5.5 million, inclusive of the impact of unfavorable foreign currency exchange rates, was primarily attributable to increased subscription and transactional revenue of $4.0 million and increased service and maintenance revenue of $2.6 million, partially offset by decreases in software license revenue of $1.0 million and other revenue of $0.1 million. The segment profit decrease of $1.5 million for the nine months ended March 31, 2016 as compared to the same period in the prior fiscal year, including an unfavorable impact of foreign currency exchange rates of $1.3 million, was primarily the result of increased operating expenses of $4.2 million, principally due to our European payments and transactional documents solutions and our acquired Intellinx operations partially offset by the increased revenue described above.

Hosted Solutions. Revenues from our Hosted Solutions segment increased $9.6 million for the nine months ended March 31, 2016 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $2.3 million, due primarily to increased revenue contributions from our Paymode-X and financial messaging solutions of $7.7 million and, to a lesser extent, from our legal spend management solution. The segment profit increase of $7.1 million for the nine months ended March 31, 2016 as compared to the same period in the prior fiscal year, including an unfavorable impact of foreign currency exchange rates of $0.6 million, was primarily the result of increased gross margins of $6.2 million driven by the increase in revenues discussed above.

Digital Banking. Revenues from our Digital Banking segment decreased $5.5 million for the nine months ended March 31, 2016 as compared to the same period in the prior fiscal year due to a decrease in professional services revenue of $8.7 million partially offset by an increase in subscriptions and transactions revenue of $2.4 million and an increase in software license revenue of $0.6 million. The decrease in professional services revenue was a result of the continued de-emphasis of large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. The segment profit decreased $3.8 million principally as a result of the professional services revenue decrease described above.

Revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods
	2016		2015		2016 Compared to 2015
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$144,317	56.6	$126,662	51.6	$17,655	13.9
Software licenses	15,754	6.1	16,155	6.6	(401)	(2.5)
Service and maintenance	89,797	35.2	97,264	39.6	(7,467)	(7.7)
Other	5,294	2.1	5,438	2.2	(144)	(2.6)

Total revenues	$255,162	100.0	$245,519	100.0	$9,643	3.9

Subscriptions and Transactions. Subscriptions and transactions revenues for the nine months ended March 31, 2016 as compared to the same period in the prior fiscal year were unfavorably impacted by $1.9 million due to the impact of foreign currency exchange rates. The overall increase in subscriptions and transactions revenues of $17.7 million, inclusive of the unfavorable impact of foreign exchange rates, was due to increased subscription and transaction revenue from our Hosted Solutions segment of $11.2 million, our Payments and Transactional Documents segment of $4.0 million and our Digital Banking segment of $2.4 million. The overall increase in Hosted Solutions segment revenues includes increased revenue from our Paymode-X and financial messaging solutions of $9.2 million and, to a lesser extent, our legal spend management solution.

Software Licenses. Software license revenues decreased $0.4 million for the nine months ended March 31, 2016 as compared to the same period in the prior fiscal year. The decrease was primarily due to decreased revenue in our North American payments and transactional documents solutions offset in part by increased revenue in our European payments and transactional documents solutions and our Digital Banking segment.

Service and Maintenance. Service and maintenance revenues for the nine months ended March 31, 2016 as compared to the same period in the prior fiscal year were unfavorably impacted by $3.7 million due to the impact of foreign currency exchange rates. The overall decrease in service and maintenance revenues of $7.5 million, inclusive of the unfavorable impact of foreign exchange rates, was primarily the result of decreased professional services revenues from our Digital Banking segment of $8.5 million as we continue to de-emphasize large and highly customized banking projects, partially offset by revenue increases of $3.7 million in our North American payments and transactional document solutions.

Other. Our other revenues consist principally of equipment and supplies sales which remained relatively minor components of our overall revenue.

Cost of revenues by category

	Nine Months Ended March 31,				Increase (Decrease) Between Periods
	2016		2015		2016 Compared to 2015
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$64,568	25.3	$58,699	23.9	$5,869	10.0
Software licenses	741	0.3	1,138	0.5	(397)	(34.9)
Service and maintenance	39,545	15.5	39,647	16.1	(102)	(0.3)
Other	3,807	1.5	3,855	1.6	(48)	(1.2)

Total cost of revenues	$108,661	42.6	$103,339	42.1	$5,322	5.2

Gross profit	$146,501	57.4	$142,180	57.9	$4,321	3.0

Subscriptions and Transactions. Subscriptions and transactions costs decreased to 45% of subscriptions and transactions revenues in the nine months ended March 31, 2016, as compared to 46% in the nine months ended March 31, 2015, primarily as a result of increased revenues in our Paymode-X and financial messaging solutions, partially offset by an increase in costs in our legal spend management solutions.

Software Licenses. Software license costs decreased slightly to 5% of software license revenues in the nine months ended March 31, 2016 as compared to 7% in the nine months ended March 31, 2015.

Service and Maintenance. Service and maintenance costs increased to 44% of service and maintenance revenue in the nine months ended March 31, 2016, as compared to 41% for the nine months ended March 31, 2015. The increase in costs as a percent of service and maintenance revenues was driven by a decrease in professional services revenues and gross margins in our Digital Banking segment as we continue to de-emphasize large, highly customized banking projects in lieu of standard deployments.

Other. Other cost of revenues remained relatively consistent as a percentage of other revenue in the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015.

Operating Expenses

	Nine Months Ended March 31,				Increase (Decrease) Between Periods
	2016		2015		2016 Compared to 2015
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$62,854	24.6	$58,995	24.0	$3,859	6.5
Product development and engineering	34,959	13.7	35,427	14.4	(468)	(1.3)
General and administrative	28,035	11.0	25,962	10.6	2,073	8.0
Amortization of intangible assets	21,720	8.5	22,186	9.0	(466)	(2.1)

Total operating expenses	$147,568	57.8	$142,570	58.1	$4,998	3.5

Sales and Marketing. Sales and marketing expenses increased $3.9 million in the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015, primarily as a result of an increase in employee related costs largely due to the impact of our recent acquisitions and increased advertising and promotional expenses. Sales and marketing expenses were favorably impacted by foreign currency exchange rates of $1.2 million for the nine months ended March 31, 2016 as compared to the same period of the prior fiscal year.

Product Development and Engineering. The decrease in product development and engineering expenses of $0.5 million was primarily attributable to a net decrease in employee related costs.

General and Administrative. The increase in general and administrative expenses of $2.1 million was principally attributable to an increase in costs associated with global internal system implementations, increased employee related costs and increased facilities related expenses offset in part by reduced merger and acquisition costs.

Amortization of Intangible Assets. We amortize our intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us or on a straight line basis if the rate cannot be reliably predicted. Amortization rates are often higher during early periods of an asset’s estimated life. The decrease in amortization expense in the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015, occurred naturally as a result of amortization rates decreasing over the underlying assets’ lives.

Other Expense, Net

	Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2016	2015	2016 Compared to 2015
	(in thousands)			%
Interest income	$382	$379	$3	0.8
Interest expense	(11,615)	(11,040)	(575)	(5.2)
Other expense, net	(176)	(1,173)	997	85.0

Other expense, net	$(11,409)	$(11,834)	$425	3.6

Other Expense, Net. For the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015, interest income remained consistent. The increase in interest expense is due to increased amortization of the debt discount on our convertible notes. The decrease in other expense, net is the result of a decrease in foreign exchange losses in the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015.

Provision for Income Taxes

We recorded income tax expense of $1.2 million and $0.8 million for the nine months ended March 31, 2016 and 2015, respectively. The income tax expense for the nine months ended March 31, 2016 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss and Israeli operations. Our tax expense for the nine months ended March 31, 2016 was offset in part by a discrete tax benefit of approximately $0.2 million from the enactment of legislation that decreased UK income tax rates. The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the nine months ended March 31, 2015 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss, Australian and Israeli operations and by a discrete tax benefit from the enactment of legislation that retroactively extended the US research and development credit for one year beginning January 1, 2014.

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

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the nine months ended March 31, 2016 and 2015 are summarized in the tables below:

	March 31,	June 30,
	2016	2015
	(in thousands)
Cash and cash equivalents	$115,433	$121,163
Marketable securities	33,387	23,225
Long-term Debt (1)	168,512	159,760

(1)	Our long-term debt consists of our convertible notes. The convertible notes are shown on our Consolidated Balance Sheets at their carrying value, which represents the principal balance of $189.8 million less unamortized discount and debt issuance costs.

	March 31,
	2016	2015
	(in thousands)
Cash provided by operating activities	$52,666	$50,694
Cash used in investing activities	(36,430)	(84,092)
Cash used in financing activities	(20,543)	(8,864)
Effect of exchange rates on cash	(1,423)	(9,008)

Cash, cash equivalents and marketable securities. At March 31, 2016 our cash and cash equivalents of $115.4 million consisted primarily of cash deposits held at major banks and money market funds. The $5.7 million decrease in cash and cash equivalents at March 31, 2016 from June 30, 2015 was primarily due to cash used to repurchase shares of our common stock for $23.9 million, cash used to purchase property and equipment of $20.8 million, net cash used for purchase of available-for-sale securities of $10.4 million, cash used for business and asset acquisitions and cost methods investments of $5.3 million and the unfavorable effect of foreign exchange rates on cash of $1.4 million, offset in part by cash generated from operations of $52.7 million.

At March 31, 2016 our marketable securities of $33.4 million consisted primarily of residential mortgage-backed securities, US corporate debt securities and US treasury notes.

Cash, cash equivalents and marketable securities included approximately $36.7 million held by our foreign subsidiaries as of March 31, 2016. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, the amounts would generally become subject to tax in the US to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the US was made.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Decreases in the foreign currency exchange rates of the British Pound, European Euro, Swiss Franc, and Australian Dollar to the US Dollar decreased our overall cash balances by approximately $1.4 million in the quarter ended March 31, 2016. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $2.0 million in the nine months ended March 31, 2016 versus the same period of the prior year. The increase was primarily the result of an increase in non-cash expenses of $5.8 million, a decrease in cash used for accounts payable of $1.3 million, and an increase in cash provided by accounts receivable of $2.5 million, partially offset by a decrease in cash provided by prepaid expenses and other assets of $6.7 million and a decrease in cash provided by other liabilities of $0.7 million.

At March 31, 2016, we had US net operating loss carryforwards of $82.1 million, which expire at various times through fiscal year 2036, Canadian net operating loss carryforwards of $0.4 million, which expire principally in fiscal year 2035, and other foreign net operating loss carryforwards of $13.0 million, primarily in Europe, which have no statutory expiration date. We also have approximately $5.2 million of research and development tax credit carryforwards available which expire at various points through fiscal year 2036. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At March 31, 2016, the deferred tax assets associated with our US operations and a portion of the deferred tax assets associated with our European, Australian and Canadian operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. The $47.7 million decrease in net cash used in investing activities for the nine months ended March 31, 2016 versus the same quarter of the prior fiscal year was primarily due to a decrease in cash used to fund acquisitions and cost method equity investments of $62.7 million partially offset by an increase in net cash used for the purchase of marketable securities of $9.9 million and cash used for the purchase of property and equipment of $5.1 million.

Financing Activities. The $11.7 million increase in cash used by financing activities for the nine months ended March 31, 2016 as compared to the same period of the prior year was due to an increase in cash used to repurchase our common stock of $11.3 million during the nine months ended March 31, 2016.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of March 31, 2016:

	Payment Due by Fiscal Year
	2016	2017-2018	2019-2020	Thereafter	Total
			(in thousands)
Long-term debt:
Principal payment	$—	$189,750	$—	$—	$189,750
Interest payments	1,423	4,270	—	—	5,693
Operating leases	1,543	9,882	7,906	11,967	31,298
Purchase commitments	1,913	8,617	1,864	—	12,394

Total contractual obligations	$4,879	$212,519	$9,770	$11,967	$239,135

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.3 million, has been excluded from the table above. These amounts have been excluded because, as of March 31, 2016, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2016 which is $1.7 million based on foreign exchange rates in effect on March 31, 2016. We are unable to estimate contribution amounts for periods after fiscal year 2016.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016 we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term disclosure controls and procedures, as defined in Rules 13a-5(e)

and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors below have not changed materially from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015.

Risks Related To Owning Our Common Stock

Our common stock has experienced and may continue to undergo significant market price fluctuations

The market price of our common stock has recently experienced and may continue to experience significant fluctuations due to a variety of factors, including:

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

Our operating results have been affected by increases in product development expenses in recent years as we have continued to make investments in a number of our products, and as we have funded new product development based on market opportunities. We expect to continue to make these investments and we may at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom and in continental Europe and, to a lesser extent in the Asia-Pacific and Middle East regions. During the nine months ended March 31, 2016, approximately 43% of our revenues and 45% of our operating expenses were attributable to customers or operations located outside of North America. During the three months ended March 31, 2016 as compared to the same period in the prior year, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased. Future appreciation of the US Dollar against the British Pound Sterling, Swiss Franc, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses associated with our operations in those regions.

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

Changes in financial accounting standards may cause unexpected financial reporting fluctuations and affect our reported results of operations

Changes in accounting standards or practices could adversely affect our reported results of operations. New accounting pronouncements, such as the upcoming changes in US GAAP related to revenue recognition, accounting for lease arrangements and accounting for share-based compensation arrangements, and varying interpretations of accounting pronouncements, have occurred and will occur in the future. Changes to existing accounting rules or practices may adversely affect our reported results of operations or the way we conduct our business in future periods.

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

Certain derivative instruments issued in connection with the notes were classified within stockholders’ equity at March 31, 2016. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

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

We may be subject to significant future write-offs with respect to intangible assets or deferred tax assets

Certain of our assets, such as intangible assets and deferred tax assets, are subject to periodic tests of recoverability based on a variety of factors. Those factors typically include, at a minimum, projections of future income levels and cash flows. The accounting for the notes will result in the recognition of a significant level of interest expense, particularly non-cash interest expense, as the carrying value of debt is accreted to par and as we amortize our debt issue costs, including the underwriters’ discount. During the year ended June 30, 2015, we established a reserve against a portion of our US-based deferred tax assets, resulting in an expense charge of $16.0 million. We could be subject to future impairment charges with respect to these assets which would have a material adverse effect on our consolidated statement of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—	$—	—	$20,000,000
February 1, 2016 - February 29, 2016	—	$—	—	$20,000,000
March 1, 2016 - March 31, 2016	—	$—	—	$20,000,000

Total	—	$—	—	$20,000,000

(1)	On November 19, 2015, our board of directors announced that it had authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $20 million. This program expires on November 19, 2017 and we are not obligated to purchase any shares under the program.

Item 6.	Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: May 9, 2016	By:	/S/ RICHARD D. BOOTH
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and June 30, 2015, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.