Form 10-K
period 2016-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2016-08-29
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2015 was $1,177,292,421 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

There were 41,043,205 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I—Executive Officers and Other Key Employees of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2016, a definitive proxy statement for our 2016 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

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

Our Company

We help businesses pay and get paid. We make complex business payments simple, secure and seamless by providing a trusted and easy-to-use set of cloud-based business payment, digital banking, fraud prevention, payment and financial document solutions. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. The majority of our revenues are derived from offerings sold as SaaS-based solutions and paid for on a subscription and transaction basis.

We operate a cloud-based network that facilitates the exchange of electronic payments between businesses and their vendors. We offer hosted and on-premise solutions that banks use to provide payment, cash management and treasury capabilities to their business customers, as well as solutions that banks and credit unions use to facilitate customer acquisition and growth. We offer financial messaging solutions for banks and corporations around the world, via solutions that leverage the SWIFT global messaging network. We also offer legal spend management solutions that help manage and determine the right amount to pay for legal services and claims vendor expenditures for insurance companies and other large corporate consumers of outside legal services. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. Our healthcare customers use our solutions to streamline financial processes, particularly the patient enrollment process. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents. We also offer comprehensive cyber fraud and risk management solutions that are designed to non-invasively monitor and analyze user behavior to flag behavioral and data anomalies and other suspicious activity.

Our solutions are designed to complement, leverage and extend our customers’ existing information systems, accounting applications and banking relationships so that they can be deployed quickly and efficiently. To help our customers realize the maximum value from our products and meet their specific business requirements, we also provide professional services for installation, training, consulting and product enhancement.

Bottomline was originally organized as a New Hampshire corporation in 1989 and was reincorporated as a Delaware corporation in August 1997. We maintain our corporate headquarters in Portsmouth, New Hampshire and our international headquarters in Reading, England. We maintain a website at www.bottomline.com. Our website includes links to our Code of Business Conduct and Ethics, and the charters of our Audit Committee, Leadership Development and Compensation Committee, and Nominations and Corporate Governance Committee. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

Unless the context requires otherwise, references to we, us, our, Bottomline and the Company refer to Bottomline Technologies (de), Inc. and its subsidiaries.

Our Strategy

Our objective is to be the leading global provider of business payment, digital banking, cash management, invoice, document automation software and cyber fraud and risk management solutions and services. Key elements of our strategy include the following:

•	providing solutions that allow businesses to make the complex and fragmented payment process simple, seamless and secure;

•	providing solutions which enable banks of all sizes to offer their business customers leading cash management and treasury capabilities;

•	developing innovative new technologies that will allow us to broaden our market footprint, enhance our competitive position in our current markets and capitalize on new market opportunities;

•	delivering an increasingly broad set of solutions via the cloud to provide ease of deployment and efficiency for our customers and increased recurring revenue to us;

•	continuing to add customers and functionality to our growing Paymode-X, legal spend management and financial messaging networks;

•	providing an intuitive, easy-to-use/easy-to-navigate experience, accessible via a variety of technology platforms including mobile devices;

•	attracting and retaining exceptional technical, industry and management talent who have experience in our markets and the capability to grow our business;

•	continuing to develop and broaden strategic relationships that enhance our global position; and

•	pursuing strategic acquisitions that expand our geographical footprint and market share or extend our product functionality.

Our Products and Services

Payment Network

Paymode-X is a cloud-based payment network that operates as a digital registry to allow businesses to easily transition from paper to electronic payments, maximizing cost-savings, efficiency and security. With more than 330,000 enrolled businesses, new Paymode-X customers gain immediate benefits because many of their vendors are already part of the Paymode-X network—ready to be paid electronically on day one. Our vendor enrollment process leverages our Intelligent Engagement Model which includes predictive analytics tools and proprietary processes designed to maximize vendor adoption. As a complete payment automation solution, customers can easily optimize working capital and their payment mix by making card, ACH, wire and check payments with a single integrated payment file. We continually invest in features and services that add value and ease of use of Paymode-X, including: electronic payments and remittance delivery, online access to payment detail and reports, online payment approvals, electronic invoice delivery, and turnkey vendor enrollment and support. We partner with Visa to offer Paymode-X with Visa Payables.

Digital Banking

We offer payments, cash management and online banking solutions to financial institutions, including banks and credit unions. Our solutions enable banks of all sizes to offer their customers a host of capabilities including ACH and BACS payments, wires, international payments, check production, customer acquisition, balance and information reporting and other features that facilitate enterprise-wide cash management and interaction with their customers. Our web payment fraud module integrates with our hosted payments and cash management platforms, providing real time security monitoring and automated transaction blocking for fraudulent activity. Our solutions allow our bank customers to attract and service a full range of client segments from small businesses to multi-nationals. These solutions feature an intuitive user interface designed to simplify all aspects of payments and cash management for customers of all sizes and sophistication, through both browser-based and mobile channels.

Legal Spend Management

Our cloud-based legal spend management solutions and services integrate with claims management and time and billing systems to automate legal invoice management processes and to provide insight into all areas of a company’s outside legal spend. The combination of automated invoice routing and a sophisticated rules engine allows corporate legal and insurance claims departments to create more efficient processes for managing invoices generated by outside law firms and other service providers, while offering insight into important legal spend factors including expense monitoring and outside counsel performance. We continue to expand the capabilities of these offerings to leverage predictive analytics to forecast claim settlement and litigation expense, facilitate the selection and retention of counsel and augment the management and budgeting of litigation matters.

Cyber Fraud and Risk Management

Our cyber fraud and risk management solutions (CFRM) non-invasively monitor, replay and analyze user behavior to flag and even stop suspicious activity in real time. The solutions are highly configurable and create accountability by recording and analyzing each application interaction and screen view, reducing the risk of theft, information leakage, internal fraud and payments fraud, as well as decreasing the cost of regulatory compliance. Case management capabilities centralize risk management, speed investigations, and facilitate compliance with regulations pertaining to Anti Money Laundering (AML), the Health Insurance Portability and Accountability Act (HIPAA), and Know Your Customer (KYC).

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

Payment and Document Automation

Our payment automation solutions can generate a wide variety of domestic and international payment instructions along with consolidated bank reporting of cash activity. Our web fraud and security module is designed to identify and track fraudulent activity that occurs in a customer’s platform. Our solutions can reduce administrative expenses and strengthen compliance and anti-fraud controls. Users are able to gather and access data via the web related to payment and bank account information, including account totals and detailed transaction data, providing improved workflow, financial reporting and bank communications.

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

We also extend our CFRM platform to provide privacy and data security for healthcare organizations enabling them to better protect themselves and their patients’ data from the growing threat posed by the misuse of valid user credentials. Combining our healthcare domain experience with the use of user behavior analytics, profiling and a powerful risk scoring engine allows healthcare organizations to more effectively detect user behavior changes, showing the shift from appropriate use to inappropriate reconnaissance with data collection and alerting in real-time.

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

For our Paymode-X solutions, our principal competitors include AvidXchange, American Express and Wells Fargo in addition to ACH capabilities offered by banks.

For our digital banking payments and cash management solutions, we primarily compete with companies such as ACI Worldwide, Fiserv, FIS, Q2, Jack Henry, Backbase, Digital Insight, Online Banking Solutions, Infosys, D+H Corporation, MeridianLink, nCino, Bill.com, IBM, SAP, Oracle, Polaris, Avoka, Intellect Design Arena, Wipro and Patni, that offer a wide range of financial services, including electronic banking applications. We also encounter competition in our digital banking customer acquisition offerings from MeridianLink and D+H Corporation.

For our legal spend management solutions, we compete with a number of companies, including Wolters Kluwer ELM Solutions, LexisNexis and Computer Sciences Corporation (CSC).

Our cyber fraud and risk management products compete with NICE Actimize, Norkom-Deitca, SAS, Guardian Analytics and FairWarning, among others.

For our financial messaging solutions, our principal competitors are D+H Corporation, Eastnets, SunGard and SWIFT.

For our healthcare solutions, our primary competitors are Access, FairWarning, FormFast, Iatric Systems and Standard Register.

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

Our Segments

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

During the fiscal year ended June 30, 2016, we re-examined the aggregation of our operating segments and reclassified our cyber fraud and risk management and healthcare operating segments from the “Payments and Transactional Documents” reportable segment into the new “Other” reportable segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

Similar operating segments have been aggregated into four reportable segments as follows:

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also includes our payments automation software for direct debit and receivables management and provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with the aforementioned products and services is typically recorded upon delivery. This segment also incorporates certain other solutions that are licensed on a subscription basis, revenue for which is typically recorded on a subscription or transaction basis, or ratably over the expected life of the customer relationship.

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

Other. Our Other segment consists of our healthcare and cyber fraud and risk management operating segments. Our cyber fraud and risk management solutions non-invasively monitor, replay and analyze user behavior to flag and even stop suspicious activity in real time. Our healthcare solutions for patient registration, electronic signature, mobile document and payments allow healthcare organizations to improve business efficiencies, reduce costs and improve care quality. When licensed on a perpetual license basis, revenue for our cyber fraud and risk management and healthcare products is typically recorded upon delivery, with the exception of software maintenance which is normally recorded ratably over a twelve month period. When products are licensed on a subscription basis, revenue is normally recorded ratably over the subscription period.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of acquired intangible assets, restructuring related charges, minimum pension liability adjustments, non-core charges related to our convertible notes, global ERP system implementation costs, charges related to reserves established or released against our deferred tax assets and other non-core or non-recurring gains and losses that arise from time to time. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

The following represents a summary of our reportable segments.

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$115,213	$116,685	$118,098
Hosted Solutions	138,641	126,178	107,360
Digital Banking	70,747	77,184	67,769
Other	18,673	10,842	7,358

Total segment revenue	$343,274	$330,889	$300,585

Segment measure of profit:
Payments and Transactional Documents	$34,225	$36,010	$37,249
Hosted Solutions	23,380	15,329	8,344
Digital Banking	5,696	12,440	7,045
Other	(1,795)	(2,870)	212

Total measure of segment profit	$61,506	$60,909	$52,850

A reconciliation of the measure of segment profit to our GAAP loss before income taxes is as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Total measure of segment profit	$61,506	$60,909	$52,850
Less:
Amortization of acquired intangible assets	(28,978)	(30,383)	(26,242)
Stock-based compensation expense	(30,279)	(27,025)	(22,821)
Acquisition and integration related expenses	(741)	(2,835)	(4,563)
Restructuring expenses	(850)	(1,297)	(1,371)
Minimum pension liability and related adjustments	(203)	(56)	(331)
Other non-core income (expense)	246	(76)	—
Global ERP system implementation costs	(4,252)	—	—
Other expense, net	(15,312)	(15,553)	(14,544)

Loss before income taxes	$(18,863)	$(16,316)	$(17,022)

Financial Information About Geographic Areas

We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here; particularly with respect to financial institution customers located in Australia for which the point of sale was the United States and customers located in Africa for which the point of sale was Israel.

	Fiscal Year Ended June 30,
	2016		2015		2014
	(in thousands)
North America	$199,765	58.2%	$193,286	58.4%	$171,641	57.1%
United Kingdom	96,244	28.0%	93,735	28.3%	96,719	32.2%
Continental Europe	38,849	11.3%	38,053	11.5%	29,047	9.7%
Asia-Pacific and Middle East	8,416	2.5%	5,815	1.8%	3,178	1.0%

Total revenues from unaffiliated customers	$343,274	100.0%	$330,889	100.0%	$300,585	100.0%

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	Fiscal Year Ended June 30,
	2016	2015
	(in thousands)
Long-lived assets:
North America	$56,885	$45,350
United Kingdom	8,499	8,573
Continental Europe	1,924	2,390
Asia-Pacific and Middle East	2,080	2,280

Total long-lived assets	$69,388	$58,593

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

Sales and Marketing

As of June 30, 2016, we employed 334 sales and marketing employees worldwide, of whom 204 were focused on North American markets, 113 were focused on the United Kingdom and continental Europe markets and 17 were focused on Asia-Pacific and Middle East markets. We market and sell our products directly through our sales force and indirectly through a variety of channel partners and reseller relationships. We market and sell our products domestically and internationally, with an international focus on the United Kingdom and continental Europe. We also maintain an inside sales group which provides a cost effective channel into maintaining existing customers and expanding our customer base.

Product Development and Engineering

Our product development and engineering organization includes employees as well as strategic development partners who provide a flexible supplement to our internal resources. We have three primary development groups: product design and user experience, software engineering, and quality assurance. We expensed $47.4 million, $47.2 million, and $39.7 million in product development and engineering costs in fiscal years 2016, 2015 and 2014, respectively.

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

Backlog

At the end of fiscal year 2016, our backlog was $215.6 million, including deferred revenues of $93.4 million. At the end of the fiscal year ended June 30, 2015, our backlog was $153.9 million, including deferred revenues of $88.0 million. We do not believe that backlog is a meaningful indicator of revenues that can be expected for any future period, and there can be no assurance that backlog at any point in time will translate into revenue in any specific subsequent period.

Proprietary Rights

We use a combination of patents, copyrights, trademarks and trade secret laws to help establish and protect our proprietary rights in our technology and products. During fiscal year 2016, we did not add any newly issued patents to our portfolio. In total, we currently hold 27 US patents as well as nine foreign equivalent patents in Europe, Israel and India. We expect to receive other patents, as we have more than 20 applications pending before the US Patent and Trademark Office. Two of our patents expired in July 2015 and the earliest year of expiration of any of our remaining patents is 2019.

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

Government Regulation

Our US-based banking and financial institution customers are typically regulated by the Federal Financial Institutions Examination Council (FFIEC) or one or more of their member agencies, which include the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (FDIC), the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the National Credit Union Association. Our non US-based banking and financial institution customers are normally subject to a similar regulatory oversight in their country of domicile. We are subject to periodic examination by the FFIEC in our capacity as a technical service provider, during which our operating practices are risk-assessed and compared against applicable laws and regulations. If we, as part of such an examination, were to receive a sufficiently unfavorable review from the FFIEC, our customers may be advised by the regulators to reassess their commercial relationships with us, including the continued use of our products.

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

Employees

As of June 30, 2016, we had approximately 1,600 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that employee relationships are good. Our future success will depend in part on our continued ability to attract, retain and motivate highly-qualified technical and managerial personnel in a highly competitive market.

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

If our revenues are below anticipated levels or if our operating results are below analyst or investor expectations, the market price of our common stock could be adversely affected

A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels which can be difficult to predict. A decline in revenues without a corresponding and timely slowdown in expense growth could adversely affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

Risks Related To Our Business

The voting result of the Referendum of the United Kingdom’s Membership of the European Union (EU) (referred to as Brexit), advising for the exit of the United Kingdom (UK) from the European Union, could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations.

As a result of the Referendum, it is expected that the British government will begin negotiations to determine the future terms of the UK’s relationship with the EU, including the terms of trade between the UK and the EU. The ultimate effects of Brexit will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate, adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees in the UK and other countries. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the US dollar against foreign currencies in which we conduct business, particularly the British Pound Sterling which decreased to the lowest exchange levels seen since 1985. Any strengthening of the US dollar relative to other foreign currencies affects our results of operations in a number of ways, including:

•

Our international sales are predominately denominated in currencies other than US dollars. A decrease of foreign currency exchanges rates will have the effect of decreasing our overall revenues upon translation to US dollars;

•	Any significant devaluation of foreign currencies may impact the purchasing power of our customers and potential customers and could affect the demand for our products; and

•	EU member countries could make it more difficult for our UK subsidiary or us to trade effectively or competitively in those regions.

The announcement of Brexit may also create global economic uncertainty or consequences that are not yet clear given the unprecedented nature of the event.

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

We continue to make significant investments in our existing products and our new product offerings, which may adversely affect our operating results or may not be successful

Given the highly competitive and rapidly evolving technology environment we operate within, we believe that it is important to constantly enhance our existing product offerings as well as to develop new product offerings to meet strategic opportunities as they evolve. This includes developing and enhancing our products to include what we believe is necessary to meet the future needs of our customers.

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

Acquisitions could disrupt our business and harm our financial condition

An active acquisition program is an important element of our corporate strategy. We have been a highly acquisitive company historically, and we expect to continue to make acquisitions in the future. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

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

The failure of our cyber fraud and risk management products to prevent a security breach or detect a cyber fraud, or the failure of our customers to take action based on the risks identified by these products could harm our reputation and adversely impact our operating results

Our cyber fraud and risk management products provide our customers the ability to configure a multitude of settings and establish certain rule-based alerts and it is possible that a customer could misconfigure these products or fail to configure these products in an optimal manner, which could cause threats to go undetected. Similarly, if our cyber fraud and risk management products detect threats or otherwise alert a customer to suspicious activity but the customer does not take action to investigate those threats or alerts, customers may erroneously believe that our products were not effective.

Any real or perceived defects, errors or vulnerabilities in our cyber fraud and risk management products or any failure of these products to prevent, detect or alert a customer to a threat could result in:

•	a loss of customers or potential customers;

•	delayed or lost revenue and harm to our financial condition and results or operations;

•	a delay in attaining, or the failure to attain, market acceptance for our cyber fraud and risk management solutions;

•	an increase in warranty claims;

•	harm to our reputation;

•	litigation, regulatory inquiries, or investigations that may be expensive and that would further harm our reputation.

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

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations and our future growth rates and success are in part dependent on our continued growth and success in international markets. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	currency exchange rate fluctuations, particularly with the British Pound Sterling, the Swiss Franc, the European Euro, the Israeli Shekel and the Australian Dollar;

•	difficulties and costs of staffing and managing foreign operations;

•	differing regulatory and industry standards and certification requirements;

•	the complexities of tax laws in foreign jurisdictions;

•	the complexities of foreign data privacy laws and regulations;

•	reduced protection for intellectual property rights in some countries; and

•	import or export licensing requirements.

We are subject to the political, economic and security conditions in Israel

In January 2015 we acquired Intellinx, Ltd. (Intellinx), which is headquartered in Tel Aviv, Israel. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its neighbors. During the past several years, Israel has experienced periodic armed conflicts which have involved missile strikes into Israel and which at times have disrupted day-to-day civilian activity in Israel.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom and in continental Europe and, to a lesser extent, in the Asia-Pacific and Middle East regions. During the twelve months ended June 30, 2016, approximately 42% of our revenues and 44% of our operating expenses were attributable to customers or operations located outside of North America. During the twelve months ended June 30, 2016 as compared to the twelve months ended June 30, 2015, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased. Future appreciation of the US Dollar against the British Pound Sterling, Swiss Franc, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses associated with our operations in those regions.

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

•

subscription based revenue arrangements often include specific performance requirements or service levels that we may be unable to consistently achieve, subjecting us to penalties or other costs. A material breach of these arrangements by us, such as a persistent failure to achieve required service levels, might permit the customer to exit the contract prior to its expiration, without additional compensation to us;

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

If we fail to maintain appropriate and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that we re-

evaluate regularly. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. However, despite our efforts, any failure to maintain or implement the necessary internal controls could cause us to fail to meet our financial reporting obligations or result in misstatements in our financial statements, either of which could cause investors to lose confidence in our reported financial information and lead to a decline in the trading price of our common stock.

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

Certain derivative instruments issued in connection with the notes were classified within stockholders’ equity at June 30, 2016. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

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

We may be subject to significant future write-offs with respect to intangible assets or deferred tax assets

Certain of our assets, such as intangible assets and deferred tax assets, are subject to periodic tests of recoverability based on a variety of factors. Those factors typically include, at a minimum, projections of future income levels and cash flows. The accounting for the notes will result in the recognition of a significant level of interest expense as the carrying value of debt is accreted to par value and as we amortize our debt issue costs, including the underwriters’ discount. During the fiscal year ended June 30, 2015, we established a reserve against a portion of our US-based deferred tax assets, resulting in an expense charge of $16.0 million. We could be subject to future impairment charges with respect to these assets which would have a material adverse effect on our consolidated statement of operations.

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

The following table sets forth the location, the reportable segment(s) and approximate square footage of each of the principal properties used by us during fiscal year 2016. Our Portsmouth, New Hampshire facility serves as our corporate headquarters and is used by employees associated with all of our reportable segments in addition to our management, administrative, sales and marketing and customer support teams. All properties, except as noted below, are leased under operating leases.

Location	Reportable Segment(s)	Approximate Square Feet
North America:
Alpharetta, Georgia	Payments and Transactional Documents, Digital Banking and Other	26,000
Englewood Cliffs, New Jersey	Payments and Transactional Documents and Other	4,000
Garden City, New York	All segments	9,000
Marlton, New Jersey	Hosted Solutions	7,000
Morrisville, North Carolina	Payments and Transactional Documents and Other	8,000
Portland, Maine	Hosted Solutions	27,000
Portsmouth, New Hampshire	All segments	85,000
Providence, Rhode Island	Digital Banking	11,000
Wilton, Connecticut	Hosted Solutions	13,000

Europe:
Geneva, Switzerland	Hosted Solutions	16,000
Hertford, England	Payments and Transactional Documents	12,000
London, England	All segments	6,000
Reading, England (1)	All segments	28,000

Asia-Pacific and Middle East:
Melbourne, Australia	Payments and Transactional Documents and Digital Banking	2,000
Sydney, Australia	Payments and Transactional Documents	2,000
Or-Yehuda, Israel	Other	9,000

(1)	We own 16,000 square feet in Reading, England currently used as our European headquarters.

Item 3.	Legal Proceedings.

We are, from time to time, a party to legal proceedings and claims that arise in the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require disclosure in, our financial statements.

Item 4.	Mine Safety Disclosures.

Not applicable

Executive Officers and Other Key Employees of the Registrant

Our executive officers and other key employees and their respective ages as of August 28, 2016, are as follows:

Name	Age	Positions
Robert A. Eberle	55	President, Chief Executive Officer and Director
Richard D. Booth	47	Chief Financial Officer and Treasurer
Karen S. Brieger	44	Vice President, Human Resources
Norman J. DeLuca	55	Managing Director, Digital Banking
Paul J. Fannon	48	Group Sales Director, Europe
John F. Kelly	58	General Manager, Legal Solutions
John J. Mason	46	Chief Information Officer
Brian S. McLaughlin	52	Vice President of Product Design and User Experience
Andrew J. Mintzer	54	Executive Vice President, Product Strategy and Customer Delivery
Jessica Pincomb Moran	42	General Manager, Cloud Payment Solutions
Eric K. Morgan	46	Senior Vice President, Global Controller
Christine M. Nurnberger	37	Chief Marketing Officer
Nigel K. Savory	49	Managing Director, Europe
David G. Sweet	53	Executive Vice President, Strategy and Corporate Development
Basilios E. Tsingos	48	Vice President and General Counsel

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

Brian S. McLaughlin has served as Vice President of Product Design and User Experience since February 2011. From 2009 through February 2011, Mr. McLaughlin served as Director of User Experience at CashStar, Inc.

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

Basilios E. Tsingos has served as Vice President and General Counsel since February 2016. Mr. Tsingos was Vice President and General Counsel of Plymouth Rock Assurance Corporation from August 2007 to June 2015.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Global Select Market under the symbol EPAY. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ Global Select Market.

Period	High	Low
Fiscal Year 2015
First quarter	$30.83	$25.65
Second quarter	$30.78	$22.14
Third quarter	$29.42	$21.01
Fourth quarter	$29.42	$25.61
Fiscal Year 2016
First quarter	$28.64	$24.28
Second quarter	$31.58	$21.64
Third quarter	$31.41	$25.06
Fourth quarter	$31.52	$20.44

As of August 19, 2016, there were approximately 643 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on August 19, 2016 was $19.09. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

We have never paid dividends on our common stock. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

The following table provides information about purchases by us of our common stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2016 – April 30, 2016	47,500	$23.54	47,500	$18,881,840
May 1, 2016 – May 31, 2016	762,234	$24.77	762,234	$—
June 1, 2016 – June 30, 2016	—	$—	—	$—

Total	809,734	$24.70	809,734	$—	(2)

(1)	On November 19, 2015, our board of directors announced that it had authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $20 million. Although this program expires on November 19, 2017, the activity noted above represents the completion of the $20 million repurchase program.
(2)	On July 8, 2016 our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $60 million. This program expires on July 8, 2018.

Stock Performance Graph

The stock performance graph below compares the percentage change in cumulative stockholder return on our common stock for the period from June 30, 2011 through June 30, 2016, with the cumulative total return on The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index.

This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on June 30, 2011), the NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index on June 30, 2011, and assumes dividends, if any, are reinvested.

The stock price performance shown on the following graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Bottomline Technologies (de), Inc., the NASDAQ Composite Index

and the NASDAQ Computer & Data Processing Index

*	$100 invested on 6/30/11 in stock or index, including reinvestment of dividends.

Fiscal year ending June 30.

	6/11	6/12	6/13	6/14	6/15	6/16
Bottomline Technologies (de), Inc.	100.00	73.05	102.35	121.08	112.55	87.13
NASDAQ Composite	100.00	108.58	128.19	169.08	192.10	187.57
NASDAQ Computer & Data Processing	100.00	106.63	129.03	175.05	194.57	221.88

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

None.

Item 6.	Selected Financial Data.

You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
	(in thousands, expect per share data)
Revenues:
Subscriptions and transactions	$195,187	$171,361	$141,103	$118,016	$85,005
Software licenses	20,826	21,907	20,769	22,546	17,562
Service and maintenance	120,292	130,183	131,531	106,389	113,832
Other	6,969	7,438	7,182	7,823	7,885

Total revenues	343,274	330,889	300,585	254,774	224,284
Cost of revenues:
Subscriptions and transactions	87,775	79,397	69,220	64,101	41,266
Software licenses	1,030	1,583	1,602	2,399	2,082
Service and maintenance	53,236	53,094	54,463	46,788	51,559
Other	5,059	5,367	5,383	5,998	6,280

Total cost of revenues	147,100	139,441	130,668	119,286	101,187

Gross profit	196,174	191,448	169,917	135,488	123,097
Operating expenses:
Sales and marketing	84,068	80,151	72,707	62,825	49,902
Product development and engineering	47,355	47,185	39,725	32,974	28,687
General and administrative	39,324	34,492	33,721	27,076	21,495
Amortization of intangible assets	28,978	30,383	26,242	19,549	15,753

Total operating expenses	199,725	192,211	172,395	142,424	115,837

Income (loss) from operations	(3,551)	(763)	(2,478)	(6,936)	7,260
Other expense, net	(15,312)	(15,553)	(14,544)	(11,357)	41

Income (loss) before income taxes	(18,863)	(16,316)	(17,022)	(18,293)	7,301
Income tax provision (benefit)	785	18,364	2,082	(3,898)	5,596

Net income (loss)	$(19,648)	$(34,680)	$(19,104)	$(14,395)	$1,705

Basic net income (loss) per share:	$(0.52)	$(0.92)	$(0.52)	$(0.41)	$0.05
Diluted net income (loss) per share:	$(0.52)	$(0.92)	$(0.52)	$(0.41)	$0.05

Shares used in computing basic net income (loss) per share:	37,957	37,806	36,834	35,444	34,268

Shares used in computing diluted net income (loss) per share:	37,957	37,806	36,834	35,444	35,244

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$97,174	$121,163	$167,673	$283,552	$124,801
Marketable securities	35,209	23,225	23,805	9,525	61
Working capital	104,479	122,799	172,384	280,563	118,365
Total assets	652,887	688,484	700,343	585,522	392,371
Long-term debt (1)	171,534	159,760	148,795	138,582	—
Total stockholders’ equity	294,787	348,538	387,426	356,749	314,186

(1)	Our long-term debt as of June 30, 2016, 2015, 2014 and 2013 consists of our convertible notes. The convertible notes are shown on our consolidated balance sheets at their carrying value which represents the principal balance of $189.8 million less unamortized discount.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We help businesses pay and get paid. We make complex business payments simple, secure and seamless by providing a trusted and easy-to-use set of cloud-based business payment, digital banking, fraud prevention, payment and financial document solutions. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. The majority of our revenues are derived from offerings sold as SaaS-based solutions and paid for on a subscription and transaction basis.

We operate a cloud-based network that facilitates the exchange of electronic payments between businesses and their vendors. We offer hosted and on-premise solutions that banks use to provide payment, cash management and treasury capabilities to their business customers, as well as solutions that banks and credit unions use to facilitate customer acquisition and growth. We offer financial messaging solutions for banks and corporations around the world, via solutions that leverage the SWIFT global messaging network. We also offer legal spend management solutions that help manage and determine the right amount to pay for legal services and claims vendor expenditures for insurance companies and other large corporate consumers of outside legal services. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. Our healthcare customers use our solutions to streamline financial processes, particularly the patient enrollment process. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents. We also offer comprehensive cyber fraud and risk management solutions that are designed to non-invasively monitor and analyze user behavior to flag behavioral and data anomalies and other suspicious activity.

Our solutions are designed to complement, leverage and extend our customers’ existing information systems, accounting applications and banking relationships so that they can be deployed quickly and efficiently. To help our customers realize the maximum value from our products and meet their specific business requirements, we also provide professional services for installation, training, consulting and product enhancement.

Financial Highlights

For fiscal year 2016, our revenue increased to $343.3 million from $330.9 million in the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment ($12.5 million) and Other segment ($7.8 million), partially offset by revenue decreases in our Digital Banking segment ($6.4 million) and our Payments and Transactional Documents segment ($1.5 million). The revenue increase in our Hosted Solutions segment was primarily due to increased revenue from our Paymode-X solutions and to a lesser extent, increased revenue from our legal spend management and financial messaging solutions. The revenue increase in our Other segment is due to a full year’s revenue contribution from Intellinx, which we acquired in January 2015. The revenue decrease in our Digital Banking segment was the result of the intentional de-emphasis of large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. The transition of our delivery model in our Digital Banking segment has had the near term impact of delaying revenue recognition but, over the longer term, we believe will result in significantly greater revenue contribution. The revenue decrease in our Payments and Transactional Documents segment occurred as a result of lower North American revenue from our payment and document automation products. Our revenue for fiscal year 2016 was unfavorably impacted by $8.1 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling which depreciated against the US Dollar as compared to the prior year.

We had a net loss of $19.6 million in the fiscal year ended June 30, 2016 compared to a net loss of $34.7 million in the prior year. Our fiscal year 2016 net loss reflects the impact of increased operating expenses of $7.5 million, partially offset by increased gross margins of $4.7 million. The increases in our operating expenses were due primarily to increased employee related costs, as we continued to grow our business, the operating impact of our recent acquisitions and global ERP implementation costs of $4.3 million. The increase in our gross margin was driven primarily by increases in our subscription and transaction revenues. Our fiscal year 2015 net loss included the impact of income tax expense of $16.0 million to establish a reserve against certain US-based deferred tax assets.

In fiscal year 2016, we derived approximately 42% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific and Middle East regions. Our customers operate in many different industries, a diversification that we believe helps us in a challenging economic climate. Additionally, we believe that our recurring and subscription revenue base helps position us defensively against any short term economic downturn. While we believe that we continue to compete favorably in all of the markets we serve, ongoing or worsening economic stresses could negatively impact our business in the future.

Over the past several years we have made strategic investments in innovative new technology offerings that we believe will extend our leadership position, help us win new business, drive accelerated subscription revenue growth and expand our operating margins. We believe that these initiatives have positioned us effectively for accelerated revenue growth in future years.

Revenue Sources

Our revenues are derived from multiple sources and are reported under the following classifications:

•

Subscriptions and Transactions Fees. We derive subscription and transaction fees from a number of sources, principally our SaaS offerings. Subscription revenues are typically recognized on a ratable basis over the subscription period. Transaction revenues are typically recorded at the time transactions are processed. Some of our SaaS products require customers to pay non-refundable set up or installation fees. In these cases, since the up-front fees do not represent a separate revenue earnings process, these fees are deferred and recognized as revenue over the estimated life of the customer relationship, which is generally between five and ten years. A significant part of our focus remains on growing the revenue contribution from our SaaS offerings and subscriptions and transactions based revenue streams.

•

Software License Fees. Software license revenues, which we derive from our software applications, are generally based on the number of software applications and user licenses purchased. Fees from the sale of perpetual software licenses are generally recognized upon delivery of the software to the customer, assuming that payment from the customer is probable and there are no extended payment terms. However, certain of our software arrangements, particularly those related to financial institution customers, are recognized on a percentage of completion basis over the life of the project because they require significant customization and modification and involve extended implementation periods. Recently however, the number of percentage of completion arrangements we enter into has declined as we have continued to de-emphasize large, highly customized projects in lieu of standard product deployments and our cloud-based solutions.

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

Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and measured periodically for impairment. We performed our annual impairment test of the carrying value of our goodwill for fiscal year 2016 during our fourth quarter, which is consistent with the historic timing of our annual goodwill impairment review. Our analysis of goodwill impairment was performed at the reporting unit level, which requires an estimate of the fair value of each reporting unit.

Coming in to our fourth quarter, we had identified our Intellinx reporting unit as being at a heightened risk of impairment, as preliminary estimates of fiscal year 2017 revenues were below the revenue estimates we made at the time of the acquisition (January 2015). Based on our impairment review, the excess of fair value over the carrying value of goodwill for the Intellinx reporting unit was 14%.

Based on the results of our review, we concluded that there was no goodwill impairment in any of our reporting units. However, there can be no assurance that there will not be impairment charges in subsequent periods as a result of our future impairment reviews. To the extent that future impairment charges occur, it would have a material impact on our financial results. At June 30, 2016, the carrying value of goodwill for all of our reporting units was approximately $202.0 million.

In addition to our annual goodwill impairment review, we also perform periodic reviews of the carrying value and amortization periods of our other acquired intangible assets. These acquired intangible assets consist primarily of acquired customer related assets and acquired core technology. In evaluating potential impairment of these assets we specifically consider whether any indicators of impairment are present, including:

•	whether there has been a significant adverse change in the business climate that affects the value of an asset;

•	whether there has been a significant change in the extent or manner in which an asset is used; and

•	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At June 30, 2016, the carrying value of our acquired intangible assets, excluding goodwill, was approximately $153.2 million. As a result of our fiscal year 2016 impairment review, we concluded that none of these assets were impaired.

Valuation of Acquired Intangible Assets and Acquired Deferred Revenue

In connection with our acquisitions, we have recorded acquired intangible assets relating principally to customer related assets, acquired technology and acquired contractual rights that include favorable economic terms as compared to overall market rates at the date of acquisition. The valuation process used to calculate the values assigned to these acquired intangible assets is complex and involves significant estimation relative to our financial projections. The principal component of the valuation process is the determination of discounted future cash flows, and there are a number of variables that we consider for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process generally utilize at least a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

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

In making our assessment of US deferred tax asset recoverability at June 30, 2015, we concluded that it was more likely than not that a portion of our US deferred tax assets may not be recovered. As a result, we increased our valuation allowance in fiscal year 2015 and recorded income tax expense in the amount of $16.0 million. The recognition of a valuation allowance has no effect on our ability to use the underlying deferred tax assets to reduce cash tax payments in the future to the extent that we generate US taxable income.

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

Results of Operations

Fiscal Year Ended June 30, 2016 Compared to Fiscal Year Ended June 30, 2015

Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into four reportable segments: Payments and Transactional Documents, Hosted Solutions, Digital Banking and Other.

During fiscal year 2016, we re-examined the aggregation of our operating segments and reclassified our cyber fraud and risk management and healthcare operating segments from the “Payments and Transactional Documents” reportable segment into the new “Other” reportable segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

The following tables represent our segment revenues and our segment measure of profit:

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods 2016 compared to 2015
	2016	2015
	(in thousands)%
Segment revenue:
Payments and Transactional Documents	$115,213	$116,685	(1,472)	(1.3)
Hosted Solutions	138,641	126,178	12,463	9.9
Digital Banking	70,747	77,184	(6,437)	(8.3)
Other	18,673	10,842	7,831	72.2

Total segment revenue	$343,274	$330,889	$12,385	3.7

Segment measure of profit:
Payments and Transactional Documents	$34,225	$36,010	(1,785)	(5.0)
Hosted Solutions	23,380	15,329	8,051	52.5
Digital Banking	5,696	12,440	(6,744)	(54.2)
Other	(1,795)	(2,870)	1,075	37.5

Total measure of segment profit	$61,506	$60,909	$597	1.0

A reconciliation of the measure of segment profit to our GAAP loss before the provision for income taxes is as follows:

	Fiscal Year Ended June 30,
	2016	2015
	(in thousands)
Total measure of segment profit	$61,506	$60,909
Less:
Amortization of acquired intangible assets	(28,978)	(30,383)
Stock-based compensation expense	(30,279)	(27,025)
Acquisition and integration related expenses	(741)	(2,835)
Restructuring expenses	(850)	(1,297)
Minimum pension liability and related adjustments	(203)	(56)
Other non-core income (expense)	246	(76)
Global ERP system implementation costs	(4,252)	—
Other expense, net	(15,312)	(15,553)

Loss before income taxes	$(18,863)	$(16,316)

Payments and Transactional Documents. The slight revenue decrease for the fiscal year ended June 30, 2016 compared to the prior fiscal year includes the unfavorable effect of foreign exchange rates of approximately $4.8 million primarily associated with the British Pound Sterling, which depreciated against the US Dollar when compared to the prior fiscal year. The decreased revenue, inclusive of the unfavorable effect of foreign exchange rates, was primarily attributable to decreases in services and maintenance revenues of $2.9 million, software license revenue of $2.8 million, and other revenue of $0.4 million, partially offset by an increase in subscription and transaction revenue of $4.6 million. The revenue decreases were primarily attributable to decreased North American software license and service and maintenance revenue. The segment profit decrease of $1.8 million for the fiscal year ended June 30, 2016 compared to the prior fiscal year, including an unfavorable impact of foreign currency exchange rates of $1.5 million, was primarily due to the decrease in revenue as discussed above. We expect revenue and profit for the Payments and Transactional Documents segment to increase in the fiscal year ending June 30, 2017 as a result of increased sales of our payment and document automation solutions, continued improvement of gross margins and a slight decrease in operating expenses.

Hosted Solutions. The revenue increase in our Hosted Solutions segment for the fiscal year ended June 30, 2016 compared to the prior fiscal year was due to increased Paymode-X, financial messaging solutions and legal spend management revenue. The increased revenue includes the unfavorable effect of foreign exchange rates of approximately $2.9 million when compared to the prior fiscal year. The segment profit increase of $8.1 million for the fiscal year ended June 30, 2016 compared to the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $0.7 million, arose from improved gross margins of $7.9 million as a result of the increased revenue and improved subscriptions and transactions gross margins from our Paymode-X and financial messaging solutions. We expect revenue and profit for the Hosted Solutions segment to increase in fiscal year 2017 as a result of increased revenue from our legal spend management, financial messaging and Paymode-X solutions.

Digital Banking. The revenue decrease in our Digital Banking segment for the fiscal year ended June 30, 2016 compared to the prior fiscal year was primarily due to a decrease of $10.2 million in professional services revenue as a result of the continued de-emphasis of large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions, partially offset by an increase in subscription and transaction revenue of $3.2 million. The segment profit decrease of $6.7 million for the fiscal year ended June 30, 2016 compared to the prior fiscal year was primarily attributable to the decreased revenue and increased operating expenses of $1.1 million, mainly arising from an increase in sales and marketing expenses. We expect revenue for the Digital Banking segment to increase in fiscal year 2017 as a result of the contribution of revenue from our customer acquisition and cash management solutions. We expect profit to decrease as a result of our continued investment in certain of our newer digital banking solutions.

Other. The revenue increase in our Other segment for the fiscal year ended June 30, 2016 compared to the prior fiscal year was primarily due the full year impact of the January 2015 Intellinx acquisition. The segment profit increase of $1.1 million for the fiscal year ended June 30, 2016 compared to the prior fiscal year was primarily the result of the increased revenue described above. We expect segment revenue and profit to increase in fiscal year 2017 principally as the result of sales of our cyber fraud and risk management products.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2016	2015	2016 Compared to 2015
	(in thousands)%
Revenues:
Subscriptions and transactions	$195,187	$171,361	$23,826	13.9
Software licenses	20,826	21,907	(1,081)	(4.9)
Service and maintenance	120,292	130,183	(9,891)	(7.6)
Other	6,969	7,438	(469)	(6.3)

Total revenues	$343,274	$330,889	$12,385	3.7

Subscriptions and Transactions. Revenues for the fiscal year ended June 30, 2016 were unfavorably impacted by $2.6 million due to the impact of foreign currency exchange rates. The overall increase in subscriptions and transactions revenues was due to an increase in the revenue contribution from our Hosted Solutions segment of $14.5 million, our Payments and Transactional Documents segment of $4.6 million, our Digital Banking segment of $3.2 million and our Other segment of $1.5 million. The Hosted Solutions segment revenue increases were driven primarily by our Paymode-X solution and, to a lesser extent, from our legal spend management and financial messaging solutions. We expect subscriptions and transactions revenues to increase in fiscal year 2017 primarily as a result of the revenue contribution from our Digital Banking segment and our financial messaging, legal spend management and Paymode-X solutions.

Software Licenses. The decrease in software license revenues was attributable to decreases in North American revenues within our Payments and Transactional Documents segment, offset in part by increased revenue in our cyber fraud and risk management solutions and certain European solutions. Software license revenue for the fiscal year ended June 30, 2016 was unfavorably impacted by $0.7 million due to the impact of foreign currency exchange rates primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the prior fiscal year. We expect software license revenues to increase in fiscal year 2017 in our payments and transactional documents products and our cyber fraud and risk management solutions.

Service and Maintenance. Revenues for the fiscal year ended June 30, 2016 were unfavorably impacted by $4.4 million due to the impact of foreign currency exchange rates. The overall decrease in service and maintenance revenues was primarily the result of decreases in professional services revenue of $10.2 million in our Digital Banking segment as we continued to de-emphasize large and highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. This decrease was partially offset by an increase in revenue from our cyber fraud and risk management solutions primarily related to the full year impact of our January 2015 Intellinx acquisition. We expect that service and maintenance revenues will decrease slightly in fiscal year 2017.

Other. Other revenues decreased slightly in fiscal year 2016 as compared to fiscal year 2015 and we expect that other revenues will decrease slightly in fiscal year 2017.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2016	2015	2016 Compared to 2015
	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$87,775	$79,397	$8,378	10.6
Software licenses	1,030	1,583	(553)	(34.9)
Service and maintenance	53,236	53,094	142	0.3
Other	5,059	5,367	(308)	(5.7)

Total cost of revenues	$147,100	$139,441	$7,659	5.5

Gross profit	$196,174	$191,448	$4,726	2.5

Subscriptions and Transactions. Subscriptions and transactions costs decreased slightly to 45% of subscriptions and transactions revenues for the fiscal year ended June 30, 2016 as compared to 46% of subscriptions and transactions revenues in the fiscal year ended June 30, 2015. We expect that subscriptions and transactions costs will continue to decrease as a percentage of subscriptions and transactions revenue in fiscal year 2017 as we continue to grow our revenues from our hosted offerings.

Software Licenses. Software license costs decreased to 5% of software license revenues for the fiscal year ended June 30, 2016 as compared to 7% of software license revenues in the fiscal year ended June 30, 2015. We expect that software license costs will remain relatively consistent as a percentage of software license revenues in fiscal year 2017.

Service and Maintenance. Service and maintenance costs increased to 44% of service and maintenance revenues for the fiscal year ended June 30, 2016 as compared to 41% for the fiscal year ended June 30, 2015. The increase in costs as a percent of service and maintenance revenues was driven by a decrease in professional services revenues and gross margins in our Digital Banking segment as we continued to de-emphasize large, highly customized banking projects in lieu of standard deployments. We expect that service and maintenance costs will increase slightly as a percentage of service and maintenance revenues in fiscal year 2017.

Other. Other costs remained consistent at 73% of other revenues for the fiscal year ended June 30, 2016 compared to 72% of other revenues for the prior fiscal year. We expect that other costs will remain relatively consistent as a percentage of other revenues in fiscal year 2017.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2016	2015	2016 Compared to 2015
	(in thousands)%
Operating expenses:
Sales and marketing	$84,068	$80,151	$3,917	4.9
Product development and engineering	47,355	47,185	170	0.4
General and administrative	39,324	34,492	4,832	14.0
Amortization of intangible assets	28,978	30,383	(1,405)	(4.6)

Total operating expenses	$199,725	$192,211	$7,514	3.9

Sales and Marketing. Sales and marketing expenses increased $3.9 million in the fiscal year ended June 30, 2016 as compared to the fiscal year ended June 30, 2015 principally due to an increase in headcount related costs. This increase was generally due to the operating costs of our fiscal year 2015 acquisitions and the impact of resources we hired to sell and promote our newer products. We expect sales and marketing expenses will remain relatively consistent as a percentage of revenue in fiscal year 2017.

Product Development and Engineering. The increase in product development and engineering expenses of $0.2 million in the fiscal year ended June 30, 2016 as compared to the fiscal year ended June 30, 2015 was primarily a result of an increase in employee and professional services related costs. We expect product development and engineering expenses will remain relatively consistent as a percentage of revenue in fiscal year 2017.

General and Administrative. The increase in general and administrative expenses of $4.8 million in the fiscal year ended June 30, 2016 as compared to the fiscal year ended June 30, 2015 was principally attributable to an increase in costs associated with global internal system implementations and an increase in employee related costs, partially attributable to our recent acquisitions, offset in part by a decrease in acquisition and integration related expenses. We expect general and administrative expenses will increase slightly during fiscal year 2017, primarily as a result of our global internal system implementations.

Amortization of Intangible Assets. We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an acquired asset’s estimated life. The decrease in amortization expense for the fiscal year ended June 30, 2016 as compared to the prior fiscal year occurred as a result of amortization rates decreasing over the underlying assets lives. We expect amortization expense for acquired intangible assets to be approximately $24.4 million for fiscal year 2017.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2016	2015	2016 Compared to 2015
		(in thousands)		%
Interest income	$533	$499	$34	6.8
Interest expense	(15,539)	(14,765)	(774)	(5.2)
Other expense, net	(306)	(1,287)	981	76.2

Other expense, net	$(15,312)	$(15,553)	$241	1.5

Other Income (Expense), Net. For the fiscal year ended June 30, 2016 as compared to the prior fiscal year, interest income increased slightly. Interest expense increased slightly due to increased amortization of our debt discount. Other expense in fiscal year 2016 was primarily the result of foreign exchange losses. We expect that interest income and other expense, net will remain relatively minor components of our overall operations during fiscal year 2017.

Provision for Income Taxes

We recorded income tax expense of $0.8 million for the fiscal year ended June 30, 2016 compared to income tax expense of $18.4 million for the fiscal year ended June 30, 2015. The tax expense in fiscal year 2016 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss and Israeli operations. Our tax expense in fiscal year 2016 was offset in part by a discrete tax benefit of approximately $0.2 million from the enactment of legislation that decreased UK income tax rates. The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The tax expense in fiscal year 2015 was predominantly due to $16.0 million of tax expense arising from a reserve we established against a portion of our US deferred tax assets. To a lesser extent in fiscal year 2015, we also recorded tax expense associated with our US and UK operations, offset in part by an income tax benefit associated with our Swiss and Israeli operations.

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014

Segment Information

During fiscal year 2016, we re-examined the aggregation of our operating segments and reclassified our cyber fraud and risk management and healthcare operating segments from the “Payments and Transactional Documents” reportable segment into the new “Other” reportable segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

The following tables represent our segment revenues and our segment measure of profit:

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2015	2014	2015 compared to 2014
	(in thousands)		(in thousands)%
Segment revenue:
Payments and Transactional Documents	$116,685	$118,098	(1,413)	(1.2)
Hosted Solutions	126,178	107,360	18,818	17.5
Digital Banking	77,184	67,769	9,415	13.9
Other	10,842	7,358	3,484	47.4

Total segment revenue	$330,889	$300,585	$30,304	10.1

Segment measure of profit:
Payments and Transactional Documents	$36,010	$37,249	(1,239)	(3.3)
Hosted Solutions	15,329	8,344	6,985	83.7
Digital Banking	12,440	7,045	5,395	76.6
Other	(2,870)	212	(3,082)	(1453.8)

Total measure of segment profit	$60,909	$52,850	$8,059	15.2

A reconciliation of the measure of segment profit to our GAAP loss before the provision for income taxes is as follows:

	Fiscal Year Ended June 30,
	2015	2014
	(in thousands)
Total measure of segment profit	$60,909	$52,850
Less:
Amortization of acquired intangible assets	(30,383)	(26,242)
Share-based compensation expense	(27,025)	(22,821)
Acquisition and integration related expenses	(2,835)	(4,563)
Restructuring expense	(1,297)	(1,371)
Minimum pension liability and related adjustments	(56)	(331)
Other non-core expenses	(76)	—
Other expense, net	(15,553)	(14,544)

Loss before income taxes	$(16,316)	$(17,022)

Payments and Transactional Documents. The revenue decrease for the fiscal year ended June 30, 2015 compared to the prior fiscal year was primarily attributable to decreases in services and maintenance revenues of $2.0 million, subscription and transactions revenue of $0.2 million and other revenue of $0.1 million partially offset by an increase in software license revenue of $0.8 million. The revenue decreases were primarily attributable to decreased European service and maintenance and subscription and transaction revenue and decreased revenue from our North American document automation products. The decreased revenue includes the unfavorable effect of foreign exchange rates of approximately $3.1 million primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the prior fiscal year. The segment profit decrease of $1.2 million for the fiscal year ended June 30, 2015 compared to the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $1.1 million, was due to increased operating expenses primarily related to increased sales and marketing and product development costs.

Hosted Solutions. The revenue increase in our Hosted Solutions segment for the fiscal year ended June 30, 2015 compared to the prior fiscal year was primarily due to increased financial messaging revenue of $12.6 million and, to a lesser extent, from revenue increases in our legal spend management and Paymode-X solutions. The increased revenue includes the unfavorable effect of foreign exchange rates of approximately $2.2 million when compared to the prior fiscal year. The segment profit increase of $7.0 million for the fiscal year ended June 30, 2015 compared to the prior fiscal year arose from improved gross margins of $12.7 million as a result of the increased revenue and improved subscriptions and transactions gross margins from our financial messaging solution, offset in part by increased operating expenses of $5.8 million.

Digital Banking. The revenue increase in our Digital Banking segment for the fiscal year ended June 30, 2015 compared to the prior fiscal year was primarily due to an increase of $14.3 million in subscriptions and transactions revenue, partially offset by a decrease of $5.3 million in professional services revenue as a result of the de-emphasis of certain large, highly customized banking projects in lieu of standard product deployments and our cloud-based solutions. The increased subscriptions and transactions revenue was attributable to the full year impact of our acquisition of Andera. The segment profit increase of $5.4 million for the fiscal year ended June 30, 2015 compared to the prior fiscal year was primarily attributable to the increased revenue and overall improved gross margins, which offset increased operating expenses of $3.5 million, that mainly arose from an increase in sales and marketing expenses.

Other. The revenue increase in our Other segment for the fiscal year ended June 30, 2015 compared to the prior fiscal year was primarily due to revenue from our Intellinx acquisition which we acquired in January 2015. The segment profit decrease of $3.1 million was primarily attributable to increased operating expenses of $3.5 million due to the impact of our Intellinx acquisition.

Revenues by Category

	Fiscal Year Ended June 30,		Increase Between Periods
	2015	2014	2015 Compared to 2014
		(in thousands)		%
Revenues:
Subscriptions and transactions	$171,361	$141,103	$30,258	21.4
Software licenses	21,907	20,769	1,138	5.5
Service and maintenance	130,183	131,531	(1,348)	(1.0)
Other	7,438	7,182	256	3.6

Total revenues	$330,889	$300,585	$30,304	10.1

Subscriptions and Transactions. The increase in subscriptions and transactions revenues was primarily due to an increase in the revenue contribution from our Hosted Solutions segment of $15.6 million and our Digital Banking segment of $14.3 million. The Hosted Solutions segment revenue increases were driven primarily by our financial messaging solutions and, to a lesser extent, from our legal spend management and Paymode-X solutions. The Digital Banking segment revenue increase was driven primarily by the full year impact of our acquisition of Andera. Subscriptions and transactions revenue for the fiscal year ended June 30, 2015 was unfavorably impacted by $1.4 million due to the impact of foreign currency exchange rates primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the prior fiscal year.

Software Licenses. The increase in software license revenues was attributable to increases in North American revenues within our Payments and Transactional Documents segment and in our Digital Banking segment, offset in part by decreased revenue in certain European solutions. Software license revenue for the fiscal year ended June 30, 2015 was unfavorably impacted by $0.5 million due to the impact of foreign currency exchange rates primarily associated with the British Pound Sterling which depreciated against the US Dollar when compared to the prior fiscal year.

Service and Maintenance. The decrease in service and maintenance revenues was primarily the result of service revenue decreases of $5.3 million in our Digital Banking segment as we continued to de-emphasize large and highly customized banking projects, partially offset by increases in our financial message solutions and cyber fraud and risk management solutions. Service and maintenance revenue for the fiscal year ended June 30, 2015 was unfavorably impacted by $3.5 million due to the impact of foreign currency exchange rates primarily associated with the Euro and the British Pound Sterling which depreciated against the US Dollar when compared to the prior fiscal year.

Other. Other revenues increased slightly for the fiscal year ended June 30, 2015 as compared to fiscal year ended June 30, 2014.

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

Other. Other costs remained consistent at 72% of other revenues for the fiscal year ended June 30, 2015 compared to 75% of other revenues for the prior fiscal year.

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

Amortization of Intangible Assets. We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an acquired asset’s estimated life. The increase in amortization expense for the fiscal year ended June 30, 2015 as compared to the prior fiscal year occurred as a result of increased expense from acquired intangible assets associated with our recent acquisitions.

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

Provision for Income Taxes

We recorded income tax expense of $18.4 million for the fiscal year ended June 30, 2015 compared to income tax expense of $2.1 million for the fiscal year ended June 30, 2014. The tax expense in fiscal year 2015 was predominantly due to $16.0 million of tax expense arising from a reserve we established against a portion of our US deferred tax assets. In making our assessment of US deferred tax asset recoverability at June 30, 2015, we considered our historical financial results, our projected future financial results, the planned reversal of existing deferred tax liabilities and the impact of certain planning actions that were largely completed during fiscal 2015. Based on the weighting of both positive and negative evidence we concluded that it was more likely than not that a portion of our US deferred tax assets would not be recovered. To a much lesser extent, we also recorded tax expense associated with our US and UK operations, offset in part by an income tax benefit associated with our Swiss and Israeli operations. The tax expense in fiscal year 2014 was predominantly due to expense associated with our US, UK, and Asia Pacific operations, offset in part by an income tax benefit associated with our Swiss operations. The excess of our effective tax rate over statutory tax rates was primarily due to our inability to utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, resulting in a higher overall tax rate (or a decrease in the overall US tax benefit).

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities and the sale of our common stock and, with the issuance of our convertible notes in December 2012, with debt proceeds. We have generated positive operating cash flows in each of our last fifteen completed fiscal years. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future.

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

In fiscal year 2016 we spent $5.8 million on acquisitions and investments in businesses.

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the years ended June 30, 2016 and 2015 are summarized in the tables below:

	June 30,	June 30,
	2016	2015
	(in thousands)
Cash and cash equivalents	$97,174	$121,163
Marketable securities	35,209	23,225
Long-term Debt (1)	171,534	159,760

(1)	Our long-term debt consists of our convertible notes. The convertible notes are shown on our consolidated balance sheets at their carrying value, which represents the principal balance of $189.8 million less unamortized discount.

	June 30,
	2016	2015
	(in thousands)
Cash provided by operating activities	$67,157	$62,700
Cash used in investing activities	(45,759)	(91,152)
Cash used in financing activities	(40,170)	(10,817)
Effect of exchange rates on cash	(5,217)	(7,241)

Cash, cash equivalents and marketable securities. At June 30, 2016 our cash and cash equivalents of $97.2 million consisted primarily of cash deposits held at major banks and money market funds. The $24.0 million decrease in cash and cash equivalents at June 30, 2016 from June 30, 2015 was primarily due to cash generated from operations of $67.2 million, offset by cash used to repurchase shares of our common stock for $44.0 million, for capital expenditures including capitalized software development costs of $27.7 million, to purchase marketable securities of $12.3 million and due to the unfavorable effect of exchange rates of $5.2 million.

At June 30, 2016 our marketable securities of $35.2 million consisted primarily of US treasury notes, residential mortgage-backed securities, and U.S. corporate debt securities.

At June 30, 2016, approximately $39.8 million of our cash and cash equivalents was held by our foreign subsidiaries. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, the amounts would generally become subject to tax in the US to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the US was made.

Operating Activities. Cash generated from operating activities primarily relates to our net loss, less the impact of non-cash expenses and changes in working capital. Cash generated from operations increased by $4.5 million to $67.2 million in the fiscal year ended June 30, 2016 versus the prior fiscal year. The increase in cash generated from operations was primarily due to a decrease in cash used by accrued expenses of $3.2 million, an increase in cash provided by deferred revenue of $2.8 million, a decrease in cash used by accounts payable of $2.5 million and a decrease in our net loss of $15.0 million. The increase was partially offset by an increase in cash used for prepaid expenses and other assets of $2.6 million and $4.6 million, respectively, a decrease in cash provided by other liabilities of $2.1 million and a decrease of non-cash expenses of $9.5 million.

At June 30, 2016, we had US net operating loss carryforwards of $83.3 million, which expire at various times through fiscal year 2036 and foreign net operating loss carryforwards of $13.0 million, primarily in Europe, which have no statutory expiration date. We also have approximately $5.4 million of research and development tax credit carryforwards available which expire at various points through fiscal year 2036. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At June 30, 2016, the deferred tax assets associated with our US and Australian operations and a portion of the deferred tax assets associated with our UK and continental European operations have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

During the fiscal year ended June 30, 2016, we contributed approximately $1.7 million to our Swiss defined benefit pension plan.

Investing Activities. The decrease in net cash used in investing activities for the fiscal year ended June 30, 2016 versus the prior fiscal year was primarily due to the $68.0 million in cash used to fund prior year acquisitions as compared to the $5.8 million of cash used to fund acquisitions and investments in businesses during fiscal year 2016. The cash used to fund acquisitions during fiscal years 2016 and 2015 was as follows:

2016 Asset Acquisition and Other Investment

•	During the fiscal year ended June 30, 2016, we completed an asset acquisition through which we acquired core technology for $1.5 million.

•	In December 2015, we made a $3.5 million investment in preferred stock of a privately held, early-stage technology company.

2015 Acquisition Activity

•	In July 2014, we acquired Litco for a cash payment of $0.7 million and 4,999 shares of our common stock.

•

In November 2014, we acquired Arian Software Limited for a cash payment of £2.2 million (approximately $3.5 million, net of cash acquired, based on exchange rates in effect at the acquisition date) and 60,000 shares of our common stock.

•	In January 2015, we acquired Intellinx Ltd. for a cash payment of $63.8 million, net of cash acquired and 774,000 shares of our common stock.

Financing Activities. The increase in cash used by financing activities for the fiscal year ended June 30, 2016 was predominantly due to our repurchase of our common stock of $44.0 million.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2016:

	Payment Due by Fiscal Year
	2017	2018-2019	2020-2021	Thereafter	Total
	(in thousands)
Long-term debt:
Principal payment	$—	$189,750	$—	$—	$189,750
Interest payments	2,846	1,423	—	—	4,269
Operating leases	5,297	9,333	7,506	9,280	31,416
Purchase commitments	6,936	8,817	678	—	16,431

Total contractual obligations	$15,079	$209,323	$8,184	$9,280	$241,866

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.3 million, has been excluded from the table above. These amounts have been excluded because, as of June 30, 2016, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2017 which is $1.6 million. We are unable to estimate contribution amounts for periods after fiscal year 2017.

Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2016 we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our exposure to financial risk, including changes in interest rates, relates primarily to our cash and cash equivalents and marketable securities. We have not entered into any interest rate swap agreements or other instruments to minimize our exposure to interest rate fluctuations. Our cash and cash equivalents typically consist of demand deposit accounts, money market mutual funds and U.S. Treasury securities. Based on our current average balances of cash and cash equivalents, a significant change in interest rates could have a material effect on our operating results. Based on our average cash and cash equivalents balance, average actual interest rates and actual interest income during the respective annual periods, a 100 basis point increase in interest rates would result in a hypothetical increase of approximately $1.1 million, $1.4 million and $1.8 million for the fiscal years ended 2016, 2015 and 2014, respectively, in our results of operations and cash flows. A 100 basis point decrease in interest rates would reduce our interest income to zero.

Our marketable securities are held in government and US corporate debt securities with maturities of less than three years. A 100 basis point change in interest rates would not have had a significant impact on our income from marketable securities for the fiscal years ended June 30, 2016, 2015 and 2014.

Our convertible notes are at a fixed rate of interest.

Foreign currency exchange rate risk

We have significant operations located in the United Kingdom, where the functional currency is British Pound Sterling and in Switzerland, where the functional currency is the Swiss Franc. We also have operations in Australia, where the functional currency is the Australian dollar, in Germany and France, where the functional currency is the European Euro and in Canada, where the functional currency is the Canadian Dollar. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future.

Foreign currency translation risk

The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our cash balances as of June 30, 2016 and 2015:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Cash and cash equivalents
	2016	2015
	(in thousands)
Between US Dollar and:
British Pounds Sterling (+/-)	$3,974	$1,789
Swiss Franc (+/-)	$993	$1,566
European Euro (+/-)	$192	$138
Australian Dollar (+/-)	$278	$298

A 10% increase or decrease in the exchange rate between the Israeli Shekel and the US Dollar or the Canadian Dollar and the US Dollar would not have had a significant impact on our cash and cash equivalents at June 30, 2016 or June 30, 2015.

The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our revenue and net loss for the years ended June 30, 2016, 2015 and 2014:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Revenue			Net loss
	2016	2015	2014	2016	2015	2014
	(in thousands)
Between US Dollar and:
British Pounds Sterling (+/-)	$9,624	$9,374	$9,672	$754	$934	$1,165
Swiss Franc (+/-)	$3,467	$3,298	$2,537	$197	$629	$815
European Euro (+/-)	$420	$515	$481	$27	$34	$32
Australian Dollar (+/-)	$299	$375	$293	$2	$22	$4
Israeli Shekel (+/-)	$542	$206	$—	$1,046	$31	$—

A 10% increase or decrease in the average exchange rate between the Canadian Dollar and the US Dollar would not have had a significant impact on our revenue or net income for the years ended June 30, 2016, 2015 or 2014.

Foreign currency transaction risk

Foreign currency transaction gains and losses are generally not significant and our financial results would not be significantly impacted in the event of a 10% increase or decrease in the average exchange rates between the US dollar and the respective functional currencies of our international subsidiaries.

Derivative instruments risk

We are party to various derivative instruments related to the issuance of our convertible notes. At June 30, 2016, all of our derivative instruments qualified for classification within stockholders’ equity. We are required, however, for the remaining term of the notes, to assess whether we continue to meet the stockholders’ equity classification requirements and if in any future period we fail to satisfy those requirements we would need to reclassify these instruments out of stockholders’ equity and back into a derivative asset or liability; at which point we would again be required to record any changes in fair value through earnings.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included in Item 15 of Part IV of this Annual Report on Form 10-K and incorporated herein by reference. Reference is made to the Index to Financial Statements, Financial Statements and Supplementary Data, which appear within Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See Executive Officers and Other Key Employees of the Registrant in Part I of this Annual Report on Form 10-K. We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2016. The information required by this item is incorporated herein by reference to the information contained under the captions Proposal I—Election of Class III Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance of the Proxy Statement.

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

The information required to be disclosed by this item is incorporated herein by reference to the information contained under the caption Principal Accounting Fees and Services and Pre-Approval Policies and Procedures of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements—see Index to Consolidated Financial Statements	54

(2)	Financial Statement Schedule for the Years Ended June 30, 2016, 2015 and 2014: Schedule II—Valuation and Qualifying Accounts	53

	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)	Exhibits:

	Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference	97

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Years Ended June 30, 2016, 2015 and 2014

	Activity
Year Ended	Balance at Beginning of Year	(Charged to Revenue, Costs and Expenses)	Additions and Recoveries (1)	Deductions (2)	Balance at End of Year
	(in thousands)
June 30, 2016	$924	415	39	396	$982
June 30, 2015	$862	248	79	265	$924
June 30, 2014	$769	214	53	174	$862

(1)	Additions primarily represent increases to the allowance for doubtful accounts balance as a result of the impact of increases in foreign currency exchange rates.
(2)	Deductions are principally write-offs as well as the impact of decreases in foreign currency exchange rates.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on our assessment, management concluded that, as of June 30, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 56.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Bottomline Technologies (de), Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bottomline Technologies (de), Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2016 of Bottomline Technologies (de), Inc. and our report dated August 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

August 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

August 29, 2016

CONSOLIDATED BALANCE SHEETS

Bottomline Technologies (de), Inc.

Condensed Consolidated Balance Sheets

	June 30,	June 30,
	2016	2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$97,174	$121,163
Marketable securities	35,209	23,225
Accounts receivable net of allowances for doubtful accounts of $982 at June 30, 2016 and $924 at June 30, 2015	61,773	65,140
Deferred tax assets	6,244	5,388
Prepaid expenses and other current assets	16,141	14,325

Total current assets	216,541	229,241
Property and equipment, net	51,029	47,579
Goodwill	202,028	215,360
Intangible assets, net	164,930	185,290
Other assets	18,359	11,014

Total assets	$652,887	$688,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,218	$11,623
Accrued expenses	27,512	24,436
Deferred revenue	74,332	70,383

Total current liabilities	112,062	106,442
Convertible senior notes	171,534	159,760
Deferred revenue, non-current	19,086	17,624
Deferred income taxes	28,147	35,542
Other liabilities	27,271	20,578

Total liabilities	358,100	339,946
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares—100,000; issued shares—41,602 at June 30, 2016 and 40,337 at June 30, 2015; outstanding shares—37,770 at June 30, 2016 and 38,105 at June 30, 2015	42	40
Additional paid-in-capital	591,800	560,083
Accumulated other comprehensive loss	(37,668)	(13,511)
Treasury stock: 3,832 shares at June 30, 2016 and 2,232 shares at June 30, 2015, at cost	(75,832)	(34,167)
Accumulated deficit	(183,555)	(163,907)

Total stockholders’ equity	294,787	348,538

Total liabilities and stockholders’ equity	$652,887	$688,484

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended June 30,
	2016	2015	2014
	(in thousands, except per share data)
Revenues:
Subscriptions and transactions	$195,187	$171,361	$141,103
Software licenses	20,826	21,907	20,769
Service and maintenance	120,292	130,183	131,531
Other	6,969	7,438	7,182

Total revenues	343,274	330,889	300,585
Cost of revenues:
Subscriptions and transactions	87,775	79,397	69,220
Software licenses	1,030	1,583	1,602
Service and maintenance	53,236	53,094	54,463
Other	5,059	5,367	5,383

Total cost of revenues	147,100	139,441	130,668

Gross profit	196,174	191,448	169,917
Operating expenses:
Sales and marketing	84,068	80,151	72,707
Product development and engineering	47,355	47,185	39,725
General and administrative	39,324	34,492	33,721
Amortization of intangible assets	28,978	30,383	26,242

Total operating expenses	199,725	192,211	172,395

Loss from operations	(3,551)	(763)	(2,478)
Interest income	533	499	667
Interest expense	(15,539)	(14,765)	(14,222)
Other expense, net	(306)	(1,287)	(989)

Other expense, net	(15,312)	(15,553)	(14,544)

Loss before income taxes	(18,863)	(16,316)	(17,022)
Income tax provision	785	18,364	2,082

Net loss	$(19,648)	$(34,680)	$(19,104)

Basic and diluted net loss per share:	$(0.52)	$(0.92)	$(0.52)

Shares used in computing basic and diluted net loss per share:	37,957	37,806	36,834

Other comprehensive loss, net of tax:
Unrealized gain (loss) on available for sale securities	55	(10)	24
Minimum pension liability adjustments	(6,198)	(3,032)	272
Foreign currency translation adjustments	(18,014)	(17,285)	16,980

Other comprehensive income (loss), net of tax:	(24,157)	(20,327)	17,276

Comprehensive loss	$(43,805)	$(55,007)	$(1,828)

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
	(in thousands)
Balance at June 30, 2013	37,903	$38	$499,182	$(10,460)	1,858	$(21,888)	$(110,123)	$356,749
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	255		3,796		(111)	1,309		5,105
Vesting of restricted stock awards	952	1	(1)					—
Stock compensation expense			22,821					22,821
Capitalized stock compensation expense			48					48
Issuance of common stock in connection with acquisitions	114		3,746					3,746
Tax benefit associated with non qualified stock option exercises and forfeitures			560					560
Fair value of equity awards assumed in acquisition			225					225
Minimum pension liability adjustments, net of tax				272				272
Net income							(19,104)	(19,104)
Unrealized loss on available for sale securities, net of tax				24				24
Foreign currency translation adjustment				16,980				16,980

Balance at June 30, 2014	39,224	$39	$530,377	$6,816	1,747	$(20,579)	$(129,227)	$387,426
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	136		2,638	—	(109)	1,453		4,091
Vesting of restricted stock awards	977	1	(1)					—
Stock compensation expense			27,025					27,025
Amortization of previously capitalized stock compensation expense			(48)					(48)
Repurchase of common stock to be held in treasury					594	(15,041)		(15,041)
Tax benefit associated with non qualified stock option exercises and forfeitures			92					92
Minimum pension liability adjustments, net of tax				(3,032)				(3,032)
Net income							(34,680)	(34,680)
Unrealized loss on available for sale securities, net of tax				(10)				(10)
Foreign currency translation adjustment				(17,285)				(17,285)

Balance at June 30, 2015	40,337	$40	$560,083	$(13,511)	2,232	$(34,167)	$(163,907)	$348,538
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	92	1	1,229	—	(125)	2,297		3,527
Vesting of restricted stock awards	1,173	1	(1)					—
Stock compensation expense			30,279					30,279
Repurchase of common stock to be held in treasury					1,725	(43,962)		(43,962)
Tax benefit associated with non qualified stock option exercises and forfeitures			210					210
Minimum pension liability adjustments, net of tax				(6,198)				(6,198)
Net income							(19,648)	(19,648)
Unrealized loss on available for sale securities, net of tax				55				55
Foreign currency translation adjustment				(18,014)				(18,014)

Balance at June 30, 2016	41,602	$42	$591,800	$(37,668)	3,832	$(75,832)	$(183,555)	$294,787

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Operating activities:
Net loss	$(19,648)	$(34,680)	$(19,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquired intangible assets	28,978	30,383	26,242
Stock compensation expense	30,279	27,025	22,821
Depreciation and other amortization	13,489	10,507	8,250
Deferred income tax benefit	(3,111)	12,173	(5,781)
Provision for allowances on accounts receivable	415	248	214
Excess tax benefits associated with stock compensation	(265)	(133)	(560)
Amortization of debt issuance costs	1,184	1,184	1,184
Amortization of debt discount	11,774	10,965	10,213
Amortization of premium on investments	338	388	366
Loss on disposal of equipment	24	4	54
Write down of fixed assets	17	—	—
Loss on foreign exchange	171	(2)	35
Changes in operating assets and liabilities:
Accounts receivable	(543)	(310)	(5,690)
Prepaid expenses and other current assets	(2,449)	180	(1,853)
Other assets	(4,412)	222	(898)
Accounts payable	(682)	(3,193)	1,535
Accrued expenses	1,835	(1,333)	(2,253)
Deferred revenue	10,361	7,561	14,915
Other liabilities	(598)	1,511	2,531

Net cash provided by operating activities	67,157	62,700	52,221
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(1,763)	(68,017)	(153,491)
Purchases of cost-method investments	(4,010)	—	—
Purchases of held-to-maturity securities	(168)	(96)	(78)
Proceeds from sales of held-to-maturity securities	168	96	55
Purchase of available-for-sale securities	(28,113)	(15,185)	(28,453)
Proceeds from sales of available-for-sale securities	15,836	15,347	13,873
Capital expenditures, including capitalization of software costs	(27,717)	(23,297)	(12,652)
Proceeds from disposal of property and equipment	8	—	113

Net cash used in investing activities	(45,759)	(91,152)	(180,633)
Financing activities:
Repurchase of common stock	(43,962)	(15,041)	—
Proceeds from exercise of stock options and employee stock purchase plan	3,527	4,091	5,105
Excess tax benefits associated with stock compensation	265	133	560

Net cash used in financing activities	(40,170)	(10,817)	5,665
Effect of exchange rate changes on cash	(5,217)	(7,241)	6,868

Decrease in cash and cash equivalents	(23,989)	(46,510)	(115,879)
Cash and cash equivalents at beginning of period	121,163	167,673	283,552

Cash and cash equivalents at end of period	$97,174	$121,163	$167,673

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$2,847	$2,854	$2,792
Income taxes	$4,771	$7,507	$5,023
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$—	$—	$3,746

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 30, 2016, 2015 and 2014

1. Organization and Nature of Business

Bottomline Technologies (de), Inc. is a Delaware corporation that helps businesses pay and get paid. We make complex business payments simple, secure and seamless by providing a trusted and easy-to-use set of cloud-based business payment, digital banking, fraud prevention, payment and financial document solutions. We offer hosted or Software as a Service (SaaS) solutions, as well as software designed to run on-site at the customer’s location. Our products and services are sold to customers operating in many different industries throughout the world, but principally in the US, UK and continental Europe regions.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2016, our cash equivalents consisted of demand deposit accounts and money market funds.

Marketable Securities

All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. At June 30, 2016 we held $35.2 million of marketable securities which consisted primarily of US treasury notes, residential mortgage-backed securities, and U.S. corporate debt securities.

Our held to maturity investments, all of which mature within one year, are recorded at amortized cost and interest income is recognized in earnings when earned. The cost of securities sold is determined based on the specific identification method. At June 30, 2016 and 2015 the amortized cost of our held-to-maturity investments approximated their fair value.

Our securities classified as available for sale are recorded at fair value, with all unrealized gains or losses recorded as a component of other comprehensive income or (loss). At June 30, 2016 and 2015, $20.0 million and $12.7 million, respectively, of our available for sale securities had maturities of less than one year and the remaining $15.1 million and $10.4 million, respectively, had maturities of between one and five years. The cost of securities sold is determined based on the specific identification method. At June 30, 2016 and 2015, our net unrealized loss associated with our investment securities was not significant.

At June 30, 2016, the difference between the fair value of our available for sale securities and their amortized cost was not significant.

The table below presents information regarding our marketable securities by major security type as of June 30, 2016 and 2015.

	June 30, 2016			June 30, 2015
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	63	35,146	35,209	65	23,160	23,225

Total marketable securities	$63	$35,146	$35,209	$65	$23,160	$23,225

All of our available for sale marketable securities are classified as current assets as we do not have the positive intent to hold these investments until maturity.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of June 30, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At June 30, 2016
	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
US Corporate	$2,760	$2
Residential mortgage-backed	$4,229	$5

Total	$6,989	$7

Other Investments

We have certain other investments accounted for at cost. The carrying value of these investments was $7.7 million and $3.4 million as of June 30, 2016 and June 30, 2015, respectively, and they are reported as a component of our other assets. The investments are evaluated periodically for indicators of impairment and impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. At June 30, 2016, we reviewed the carrying value of these investments and concluded that they were not impaired.

For all but one of our investments, we are unable to exercise significant influence over the investee. In respect of one of our investments, we are able to exercise significant influence over the investee, although we are unable to exert control. Relative to this investment, we do not hold common stock or in-substance common stock since the equity underlying our investment is preferred stock which includes a substantial liquidation preference not available to common stockholders. Accordingly, this investment is also accounted for under the cost-method of accounting.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We had approximately $91.3 million of cash and cash equivalents invested with six financial institutions at June 30, 2016. Balances of cash and cash equivalents are typically in excess of any insurance, such as FDIC coverage, that may protect our deposits.

Our accounts receivable are reported in our consolidated balance sheets net of allowances for uncollectible accounts. We believe that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising our customer base. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom we have had no prior collections history, and collateral is generally not required. We maintain reserves for potential losses based on customer specific situations as well as our historic experience and such losses, in the aggregate, have not exceeded our expectations. There were no customers that, individually, accounted for more than 10% of our consolidated accounts receivable balance at June 30, 2016 or 2015. For the fiscal years ended June 30, 2016, 2015, and 2014, we had no customer that accounted for 10% or greater of our consolidated revenues.

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

Accounts Receivable

Accounts receivable include unbilled receivables of approximately $4.1 million and $4.9 million at June 30, 2016 and 2015, respectively. Unbilled receivables include revenues recognized for which billings have not yet been presented to the customers, based on the contractually stipulated billing requirements.

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

Goodwill and Other Intangible Assets

We initially record goodwill and other acquired intangible assets at their estimated fair values, and we review these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment; historically during our fourth quarter.

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

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $2.6 million, $1.3 million, and $1.0 million for the years ended June 30, 2016, 2015 and 2014, respectively.

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

Research and Development Expenditures

Research and development costs incurred prior to the establishment of technological feasibility (for software to be sold, leased or otherwise marketed), or prior to application development (for internal-use software) are expensed as incurred.

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

Capitalized Software Costs

Capitalization of software development costs for software that is to be sold, leased or otherwise marketed begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by us with respect to certain factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized costs commence amortization on the date of general release using the greater of the straight-line method over the estimated useful life, or the ratio of revenue in the period to total expected revenues over the product’s expected useful life. For the fiscal year ended June 30, 2016, 2015 and 2014 we capitalized $7.8 million, $5.0 million and $0.1 million, respectively and expensed $1.2 million, $0 million and $0 million of software development costs, respectively, other than software developed for internal use. At June 30, 2016 and 2015, the net carrying value of capitalized software, other than software developed for internal use, was $11.7 million and $5.2 million, respectively.

We capitalize certain development costs associated with internal use software, including software that we use to provide our hosted solutions, during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the fiscal years ended June 30, 2016, 2015 and 2014, we capitalized $6.0 million, $5.7 million and $4.3 million, respectively, of internal use software development costs. The substantial majority of these costs were costs associated with our SaaS based technology platforms. Capitalized internal use software costs are amortized over estimated useful lives ranging from 2 to 7 years once the related project has been completed and deployed for customer use. For the fiscal years ended June 30, 2016, 2015 and 2014, we expensed $2.5 million, $1.3 million and $0.4 million of capitalized internal use software costs. At June 30, 2016 and 2015, the net carrying value of capitalized internal use software was $12.9 million and $9.7 million, respectively. The net carrying value at June 30, 2016 was reduced by approximately $0.3 million due to the impact of foreign currency translation adjustments.

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

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update which provides for new revenue recognition guidance, superseding nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require more judgment and estimates within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. The new standard is also expected to significantly increase the financial statement disclosure related to revenue recognition. This standard is currently effective for us on July 1, 2018 (the first quarter of our fiscal year ending June 30, 2019) using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures.

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

In June 2014, the FASB issued an accounting standard update which eliminated the definition of a development stage entity and the financial reporting requirements specific to development stage entities. The update also eliminated an exception that previously existed in the consolidation accounting standard for determining whether a development stage entity had sufficient equity at risk and therefore was a variable interest entity (VIE). The update in this accounting standard to the consolidation guidance is effective for us on July 1, 2016 (the first quarter of the fiscal year ending June 30, 2017). We do not believe that this update will have a material impact on our financial statements.

In April 2015, the FASB issued an accounting standard update which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying value of the debt. This standard is effective for us on July 1, 2016 (the first quarter of our 2017 fiscal year) with early application permitted. Upon adoption of this standard, deferred debt issuance costs will be reclassified from non-current assets and shown as a reduction to the debt carrying value in our consolidated balance sheet. Deferred debt issuance costs were approximately $1.7 million at June 30, 2016. The adoption of this standard will be applied retrospectively and will not have an impact on our statements of comprehensive loss or cash flows.

In April 2015, the FASB issued an accounting standard update which provides guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license, and based on that determination, how to account for such arrangements. This standard is effective for us on July 1, 2016 (the first quarter of the fiscal year ending June 30, 2017) and may be applied on either a prospective or retrospective basis. We do not believe this update will have a material impact on our financial statements.

In September 2015, the FASB issued an accounting standard update which requires that measurement-period adjustments related to the accounting for business combinations are to be recorded in the period in which the adjusted amounts are determined. This includes disclosure of any impact on current period earnings of amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. Disclosure of the adjustment amount included in current period earnings must be provided by line item or as a separate item on the face of our income statement. The standard is effective for us on July 1, 2016, with early adoption permitted. We elected to adopt this standard as of July 1, 2015; the adoption of the standard did not have a material impact on our balance sheet, statements of comprehensive loss or cash flows.

In November 2015, the FASB issued an accounting standard update which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet. As a result, each separate tax jurisdiction will have one net tax position, either a noncurrent deferred tax asset or a noncurrent deferred tax liability. The standard is effective for us on July 1, 2017 (the first quarter of the fiscal year ending June 30, 2018) with early adoption permitted and can be applied either prospectively or retrospectively. Upon adoption we anticipate that this will result in a reduction to our current deferred tax assets and an increase to our noncurrent deferred tax assets with no impact on our statements of comprehensive loss or cash flows.

In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale as a component of other comprehensive income. For equity investments without readily determinable fair values the cost method of accounting is also eliminated, however subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment and plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of fiscal year 2019). We are currently evaluating the anticipated impact of this standard on our financial statements.

In February 2016, the FASB issued an accounting standard update which requires balance sheet recognition of a lease liability and a corresponding right-of-use asset, with an optional policy election for short-term leases (i.e. leases with a term of 12 months or less that do not include options to purchase the underlying lease assets that the lessee is reasonably certain to exercise) under which a right-of-use asset and lease liability would not be recognized and short-term lease payments would be expensed on a straight line basis over the term of the lease. The amendments in this accounting standard also require new financial statement disclosures. This standard is effective for us on July 1, 2019 (the first quarter of the fiscal year ending June 30, 2020) with early adoption permitted; adoption is on a modified retrospective basis. We anticipate that upon adoption this standard will have a material impact to our consolidated balance sheet due to the recognition of right of use assets and lease liabilities; however we are still evaluating the anticipated impact of this standard on our financial statements.

In March 2016, the FASB issued an accounting standards update intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact of excess tax benefits and tax deficiencies, accounting for forfeitures, statutory tax withholding requirements and the presentation of excess tax benefits in the statement of cash flows. This standard is effective for us on July 1, 2017 (the first quarter of fiscal year 2018) with early adoption permitted. We are currently evaluating the anticipated impact of this standard on our financial statements.

In June 2016, the FASB issued an accounting standard update that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments including trade receivables. The estimate of expected credit losses will require entities to incorporate historical information, current information and reasonable and supportable forecasts. This standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This standard is effective for us on July 1, 2020 (the first quarter of the fiscal year ending June 30, 2021) with early application permitted. We are currently evaluating the anticipated impact of this standard on our financial statements.

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

At June 30, 2016 and 2015, our assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2016				June 30, 2015
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (cash and cash equivalents)	$117	$—	$—	$117	$2,068	$—	$—	$2,068
Available for sale securities
Debt
US Corporate	9,580	—	—	9,580	10,561	—	—	10,561
Residential mortgage-backed	9,604	—	—	9,604	7,733	—	—	7,733
Government—US	15,962	—	—	15,962	4,866	—	—	4,866

Total available for sale securities	$35,146	$—	$—	$35,146	$23,160	$—	$—	$23,160

Fair Value of Financial Instruments

We have certain other financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the convertible senior notes (the Notes) more fully described in Note 10. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at June 30, 2016, and June 30, 2015, approximated their fair value.

•

Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive loss in shareholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•

The carrying value of assets ($1.4 million and $1.8 million) related to deposits we have made to fund future requirements associated with Israeli severance arrangements approximated their fair value at June 30, 2016 and June 30, 2015, respectively.

•

We hold certain cost method investments in non-publicly traded securities aggregating $7.7 million and $3.4 million at June 30, 2016 and June 30, 2015, respectively, which are included in other assets. These investments are carried at cost less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, we use all available financial information, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value may not be estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment and to do so would be impractical.

•

The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value of the Notes, $171.5 million at June 30, 2016, will be accreted over the remaining term to maturity to the principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $192.8 million as of June 30, 2016. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

4. Product and Business Acquisitions

Fiscal Year 2016

During the fiscal year ended June 30, 2016, we completed an asset acquisition pursuant to which we acquired core technology for $1.5 million that is being amortized over a useful life of three years.

In December 2015, we made a $3.5 million investment in preferred stock of a privately held, early-stage technology company. We have the ability to exercise significant influence over this company, however, we have no ability to exert control. Investments in common stock or in-substance common stock, through which an investor has the ability to exercise significant influence over the operating or financial policies of the investee, are accounted for under the equity method of accounting. In-substance common stock is an investment that has risk and reward characteristics that are substantially similar to an entity’s common stock. The preferred stock underlying our investment is not in-substance common stock as its terms include a substantive liquidation preference not available to common stockholders. Accordingly, we accounted for our investment under the cost method of accounting, subject to periodic review for impairment. Impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. There was no impairment identified as of June 30, 2016.

Fiscal Year 2015

During the fiscal year ended June 30, 2015, we completed three business acquisitions for aggregate purchase consideration of $70.9 million.

Intellinx

On January 12, 2015, we acquired all of the outstanding share capital of Intellinx Ltd. (Intellinx), an Israeli corporation for purchase consideration of approximately $66.7 million in cash and 774,000 shares of our common stock. The shares, which were issued to certain former equity holders of Intellinx who became employees of Bottomline, have vesting conditions tied to continued employment; as such the shares are compensatory and we will record share-based payment expense over the underlying stock vesting period which ranges from four to five years.

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

5. Property and Equipment

Property and equipment consist of the following:

	June 30,
	2016	2015
	(in thousands)
Land	$251	$298
Building and Improvements	17,774	14,997
Furniture and fixtures	6,015	6,198
Technical equipment	45,590	42,351
Software	46,505	40,967
Motor Vehicles	30	93

	116,165	104,904
Less: Accumulated depreciation and amortization	65,136	57,325

	$51,029	$47,579

6. Goodwill and Other Intangible Assets

During fiscal year 2016, we re-examined the aggregation of our operating segments and reclassified our cyber fraud and risk management and healthcare operating segments from the “Payments and Transactional Documents” reportable segment into the new “Other” reportable segment. Goodwill relating to these operating segments has been reclassified accordingly in the presentation that follows.

The decrease in goodwill and other intangible assets during fiscal year 2016 was due principally to amortization recorded during fiscal year 2016 and the impact of foreign currency translation adjustments on the goodwill and other intangible asset balances at June 30, 2016.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$190,549	$(110,356)	$80,193	9.6
Core technology	130,434	(64,591)	65,843	9.5
Other intangible assets	20,469	(13,320)	7,149	6.1
Capitalized software development costs	12,993	(1,248)	11,745	6.0

Total	$354,445	$(189,515)	$164,930

Unamortized intangible assets:
Goodwill			202,028

Total intangible assets			$366,958

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$200,957	$(101,219)	$99,738	10.4
Core technology	131,069	(55,374)	75,695	10.2
Other intangible assets	20,790	(10,933)	9,857	6.4

Total	$352,816	$(167,526)	$185,290

Unamortized intangible assets:
Goodwill			215,360

Total intangible assets			$400,650

Estimated amortization expense for fiscal year 2017 and subsequent fiscal years for acquired intangible assets is as follows:

(in thousands)
2017	$24,445
2018	20,538
2019	18,593
2020	16,509
2021	14,947
2022 and thereafter	58,153

Estimated amortization expense for fiscal year 2017 and subsequent fiscal years for capitalized software development costs using a straight-line methodology is stated below. As discussed in Note 2, we evaluate, each period, whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than straight-line and, if that were to occur, amortization expense in that period would be accelerated accordingly.

(in thousands)
2017	$1,937
2018	1,969
2019	1,969
2020	1,969
2021	1,969
2022 and thereafter	1,932

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Hosted Solutions	Digital Banking	Other	Total
	(in thousands)
Balance at June 30, 2014	$66,778	$102,612	$35,847	$3,754	$208,991
Goodwill acquired during the period	—	2,363	—	13,325	15,688
Purchase accounting adjustments	—	(745)	33	—	(712)
Impact of foreign currency translation	(2,238)	(6,369)	—	—	(8,607)

Balance at June 30, 2015	$64,540	$97,861	$35,880	$17,079	$215,360
Purchase accounting adjustments	—	—	—	(1,356)	(1,356)
Impact of foreign currency translation	(3,688)	(8,288)	—	—	(11,976)

Balance at June 30, 2016	$60,852	$89,573	$35,880	$15,723	$202,028

Goodwill and acquired intangible assets are initially recorded at fair value and measured periodically for impairment. We performed our annual impairment test of the carrying value of our goodwill for fiscal year 2016 during our fourth quarter, which is consistent with the historic timing of our annual goodwill impairment review. Based on this review, we concluded that there was no goodwill impairment.

Our analysis of goodwill impairment was performed at the reporting unit level, which requires an estimate of the fair value of each reporting unit. Coming into our fourth quarter, we had identified our Intellinx reporting unit as being at a heightened risk of impairment, as preliminary estimates of fiscal year 2017 revenues were below the revenue estimates we made at the time of the acquisition (January 2015). Based on our impairment review, the excess of fair value over the carrying value of goodwill for this reporting unit was 14%.

There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future impairment reviews. To the extent that future impairment charges occur, it would have a material impact on our financial results. At June 30, 2016, the carrying value of goodwill for all of our reporting units was approximately $202.0 million.

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2016	2015
	(in thousands)
Employee compensation and benefits	$13,665	$13,751
Professional fees	1,528	1,105
Accrued income taxes payable	1,181	2,433
Sales and value added taxes	817	1,963
Accrued royalties	323	352
Accrued interest	237	237
Other	9,761	4,595

	$27,512	$24,436

8. Restructuring Costs

During fiscal year 2016, in response to recent acquisitions and business events, we realigned our workforce and recorded pre-tax restructuring expenses associated with severance related benefits of approximately $0.9 million.

Restructuring charges recorded in fiscal year 2016 were expensed as follows:

(in thousands)
Subscriptions and transactions cost of sales	65
Service and maintenance cost of sales	62
Sales and marketing	373
Product development and engineering	92
General and administrative	258

$850

At June 30, 2016, our remaining liability for severance related benefits was as follows:

(in thousands)
Accrued severance benefits at June 30, 2015	53
Additions charged to expense in fiscal year 2016	850
Payments charged against the accrual	(889)

Accrued severance benefits at June 30, 2016	$14

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

Rent expense, net of sublease income, for the fiscal years ended June 30, 2016, 2015 and 2014 was $6.4 million, $6.9 million and $5.4 million, respectively. Sublease income for the fiscal years ended June 30, 2016, 2015 and 2014 was insignificant.

Future minimum annual rental commitments under our facilities, equipment, and vehicle leases at June 30, 2016 are as follows:

(in thousands)
2017	$5,297
2018	4,831
2019	4,502
2020	3,963
2021	3,543
2022 and thereafter	9,280

$31,416

Long Term Service Arrangements

We have entered into service agreements with initial minimum commitments ranging between one and five years that expire between the fiscal years 2017 and 2020, primarily for software licenses, hosting services and disaster recovery services. In addition to the base terms, we have certain options to extend the terms of the service agreements. Payments are fixed for the initial terms and are subject to increase in the event that we elect to extend the service.

Future minimum annual commitments under our long term service arrangements as of June 30, 2016 are as follows:

(in thousands)
2017	$6,936
2018	5,616
2019	3,201
2020	678

$16,431

Legal Matters

We have agreed to indemnify a customer against costs it may incur as a result of a lawsuit filed against them for alleged patent infringement, related to certain technology licensed from us, which we license and resell from an outside supplier. We have in turn received indemnification from the outside supplier for costs that we may incur in respect of our indemnification obligations to our customer. In January 2016, this customer notified us that they had been served in a second lawsuit, also alleging patent infringement relating to the same underlying technology. Bottomline was not named as a party to either lawsuit and we have certain indemnification limits in place with the affected customer. On June 28, 2016, the second of these patent infringement lawsuits was dismissed with prejudice. We do not believe that the resolution of the remaining matter will have a material impact on our financial position, operating results or cash flows.

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at June 30, 2016, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

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

The net carrying amount of the convertible notes at June 30, 2016 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(18,216)

Net carrying value	$171,534

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the convertible notes:

	Twelve Months Ended June 30,
	2016	2015	2014
	(in thousands)
Contractual interest expense (cash)	$2,846	$2,846	$2,846
Amortization of debt discount (non-cash)	11,774	10,965	10,213
Amortization of debt issue costs (non-cash)	1,184	1,184	1,184

	$15,804	$14,995	$14,243

Effective interest rate of the liability component	7.70%	7.28%	6.88%

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

The Note Hedges are transactions that are separate from the terms of the Notes and the Warrants (discussed below), and holders of the Notes and the Warrants have no rights with respect to the Note Hedges.

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

11. Derivative Instruments

Our derivative instruments for the fiscal year ended June 30, 2016 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of June 30, 2016 each of these instruments continued to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

12. Postretirement and Other Employee Benefits

Defined Contribution Pension Plans

We have a 401(k) Plan (the Plan), whereby eligible US employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. We may contribute a discretionary matching contribution annually equal to 50% of each such participant’s contribution to the Plan up to the first 5% of their annual eligible compensation. We charged approximately $1.8 million, $1.8 million and $1.6 million to expense in the fiscal years ended June 30, 2016, 2015 and 2014, respectively, associated with our matching contribution for those years.

We have a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. We contribute 3% of the employee’s annual compensation as long as the individual contributes a minimum of 1% of their annual compensation to the plan. We charged approximately $1.5 million, $1.2 million and $1.0 million to expense in the fiscal years ended June 30, 2016, 2015 and 2014, respectively, under the GPPP.

We have a GPPP related to European employees from our Sterci acquisition and governed by local regulatory requirements. For fiscal years ended June 30, 2016, 2015 and 2014 we contributed approximately $1.4 million, $1.4 million and $1.2 million, respectively, under the GPPP.

We are required by Australian government regulation to pay a certain percentage, currently 9.5%, of gross salary to a compliant Superannuation Fund for the benefit of our Australian employees. We charged approximately $0.1 million, $0.2 million and $0.2 million to expense in the fiscal years ended June 30, 2016, 2015 and 2014, respectively, reflecting our contribution to the Superannuation Fund.

We have a retirement contribution plan with respect to our employees in Israel (Israel plan) under which we contribute 5% of each eligible employee’s annual compensation. Employees are entitled to amounts accumulated in the Israel plan upon reaching retirement age. We charged approximately $0.3 million and $0.2 million to expense in the fiscal years ended June 30, 2016 and 2015, respectively, related to the Israel plan.

Defined Benefit Pension Plan

We sponsor a defined benefit pension plan for our Swiss-based employees (the Swiss pension plan) that is governed by local regulatory requirements. As of June 30, 2016, we had 116 employees, which is approximately 7% of our workforce, covered under the Swiss pension plan. The Swiss pension plan is governed by the Swiss Federal Law on Occupational Retirements, Survivors’ and Disability Pension plans. We use a third party pension fund, Profond, to administer this plan. We charged approximately $1.9 million, $1.9 million and $2.0 million to expense in the fiscal years ended June 30, 2016, 2015 and June 30, 2014, respectively, related to this plan. The annual measurement dated for our pension benefits is June 30.

During fiscal year 2014, Profond decreased the pension benefit conversion rates over a five year period from a maximum of 7.2% to 6.8%, which reduced the projected benefit at retirement for all employees. This event qualified as a plan amendment and the prior service credit arising from this amendment was recorded as a component of accumulated other comprehensive income (loss) for the fiscal year ended June 30, 2014. In fiscal year 2017 we expect to recognize approximately $0.1 million as a reduction of our overall net periodic benefit cost related to this plan amendment.

The accumulated benefit obligation (ABO) represents the obligations of a pension plan for past service as of the measurement date, which is the present value of benefits earned to date based on current compensation levels. The Swiss pension plan ABO as of June 30, 2016 was $47.7 million. The projected benefit obligation (PBO) is the ABO adjusted to reflect the impact of future compensation levels. The following table represents the PBO, change in plan assets, funded status and amounts recognized in our consolidated balance sheets at June 30, 2016 and 2015:

	Pension Benefits
	2016	2015
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$41,136	$36,413
Service cost	2,279	2,300
Interest cost	484	673
Actuarial loss	7,939	3,647
Plan participant contributions	835	872
Benefits paid, net of transfers into plan	(266)	(939)
Effect of foreign currency exchange rate changes	(1,857)	(1,830)

Projected benefit obligation at end of year	$50,550	$41,136

Change in plan assets:
Fair value of plan assets at beginning of year	$27,776	$26,575
Actual return on plan assets	446	801
Employer contribution	1,734	1,820
Plan participant contributions	835	872
Benefits paid, net of transfers into plan	(266)	(939)
Effect of foreign currency exchange rate changes	(1,257)	(1,353)

Fair value of plan assets at end of year	$29,268	$27,776

Pension liability at end of fiscal year	$(21,282)	$(13,360)

Accumulated other comprehensive loss consists of the following:

Net prior service credit	$888	$1,025
Net actuarial loss	(12,682)	(4,659)

Accumulated other comprehensive loss, before income tax	$(11,794)	$(3,634)

For the fiscal year ended June 30, 2016, we reclassified approximately $0.1 million of net actuarial loss and $0.1 million of net prior service credit as components of net periodic benefit cost from accumulated other comprehensive loss. For the fiscal year ending June 30, 2017, we expect to reclassify approximately $0.7 million of net actuarial loss and $0.1 million of net prior service credit as components of net periodic benefit cost from accumulated other comprehensive loss.

The net unfunded balance of our defined benefit pension plan is recorded as a non-current liability and all unrecognized gains or losses, net of tax, are recorded as a component of other comprehensive income (loss) within stockholders’ equity at June 30, 2016.

Assumptions:

	Pension Benefits
	2016	2015	2014
Weighted-average assumptions used to determine net benefit costs:
Discount rate	1.25%	2.00%	2.25%
Expected return on plan assets	3.00%	4.00%	4.00%
Rate of compensation increase	1.75%	2.00%	2.00%

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	0.25%	1.25%	2.00%
Expected return on plan assets	3.00%	3.00%	4.00%
Rate of compensation increase	1.50%	1.75%	2.00%

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

The fair value of plan assets for the Swiss pension plan was $29.3 million at June 30, 2016. As is customary with Swiss pension plans, the plan assets are invested in a collective fund with multiple employers through a Swiss insurance company. We do not have rights to the individual assets of the plan nor do we have investment authority over the assets of the plan. The collective fund maintains a variety of investment positions primarily in equity securities and highly rated debt securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements, and we further consider whether there are other indicators that the investment balances reported by the fund could be impaired. We concluded that no such impairment indicators were present at June 30, 2016.

The pension plan 2016 actual asset allocation as compared to Profond’s target asset allocations are as follows:

	Actual	Target
Asset Category:
Cash and cash equivalents	4%	2%
Equity Securities	50%	49%
Fixed Income	15%	23%
Real Estate	28%	23%
Other	3%	3%

As of June 30, 2016, the estimated future benefit payments (inclusive of any future service) were as follows:

Total
(In thousands)
2017	$1,377
2018	1,618
2019	1,781
2020	1,631
2021	2,211
2022-26	9,722

Net periodic pension costs for the Swiss pension plan include the following components:

	2016	2015	2016
	(In thousands)
Components of net periodic (income) cost
Service cost	$2,279	$2,300	$2,170
Interest cost	484	673	594
Net prior service cost credit	(90)	(93)	—
Net actuarial loss	69	—	—
Expected return on plan assets	(805)	(1,003)	(769)

Net periodic cost	$1,937	$1,877	$1,995

We expect to make a contribution of approximately $1.6 million to our pension plan in 2017, which is the legal funding regulation minimum for the Swiss pension plan.

Israeli Severance Pay

We provide severance payments based on the Israeli severance pay law and certain other circumstances to employees of our Israeli subsidiary.

Our liability for severance pay for service periods prior to January 12, 2015 is calculated based on the most recent employee salaries multiplied by the number of years of employment as of January 12, 2015. We make monthly deposits in insurance funds designed to fund a portion of this overall severance liability and the value of these deposits, inclusive of earnings and losses attributable to these deposits, is recorded as an asset on our consolidated balance sheet. In the event of a separation, the employee receives the balance in deposited funds with any remaining severance liability balance paid by us. As of June 30, 2016, for service periods prior to January 12, 2015, our severance liability (classified in other liabilities within our consolidated balance sheet) was $1.5 million and our severance deposit (classified as other assets within the consolidated balance sheet) was $1.4 million.

Effective January 12, 2015, our statutory severance liability is covered under the provisions of Section 14 of the Israel severance pay law (Section 14). Under Section 14 we are released from any future severance liability once we fund the statutory severance requirement via payment to an insurance fund on behalf of the employee. As a result, for severance obligations arising after January 12, 2015, we do not recognize any liability (or asset) for severance related obligations once we fund the statutory severance requirement.

13. Share-Based Payments

We recognize expense for the estimated fair value of all share-based payments to employees on a straight-line basis over the award vesting period. For the fiscal years ended June 30, 2016, 2015, and 2014, we recorded expense of approximately $30.3 million, $27.0 million and $22.8 million, respectively, in connection with our share-based payment awards. For the fiscal years ended June 30, 2016, 2015 and 2014, we recognized tax benefits of $1.8 million, $9.1 million and $8.3 million, respectively, related to the expense recorded in connection with our share-based payment awards.

Share-Based Compensation Plans

Employee Stock Purchase Plan

On November 16, 2000, we adopted the 2000 Employee Stock Purchase Plan, which was amended on November 18, 2004 and November 18, 2010, and which provides for the issuance of up to a total of 4,000,000 shares of common stock to participating employees. At the end of each designated purchase period, which occurs every six months on March 31 and September 30, employees can elect to purchase shares of our common stock with contributions of between 1% and 10% of their base pay, accumulated via payroll deductions, at an amount equal to 85% of the lower of the fair market value of the common stock on the first day of each 24-month offering period or the last day of the applicable six-month purchase period.

Our employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, we measure the fair value of these awards at intrinsic value (the value of our common stock less the employee purchase price) at the end of each reporting period. For the fiscal year ended June 30, 2016, we recorded compensation cost of approximately $0.9 million associated with our employee stock purchase plan. As a result of employee stock purchases in fiscal year 2016 we issued approximately 125,000 shares of our common stock. The aggregate intrinsic value of shares issued under the employee stock plan during fiscal year 2016 was $0.9 million. At June 30, 2016, based on employee withholdings and our common stock price at that date, approximately 39,000 shares of common stock, with an approximate intrinsic value of $0.1 million would have been eligible for issuance were June 30, 2016 to have been a designated stock purchase date.

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

Valuation and Related Activity

Compensation cost associated with stock options represented approximately $0.1 million of the total share-based payment expense recorded for the fiscal year ended June 30, 2016. The stock options were valued using a Black Scholes method of valuation and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. There were no stock option grants during the fiscal year ended June 30, 2016, 2015, or 2014. During the fiscal year ended June 30, 2014, in connection with our acquisition of Andera, we assumed unvested options held by employees of Andera and converted those options into options to purchase Bottomline stock.

A summary of stock option and restricted stock activity for fiscal year 2016 is as follows; in respect of shares available for grant, the shares are available for issuance by us as either a stock option or as a restricted stock award:

		Non-vested Stock		Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share data)
Awards outstanding at June 30, 2015	4,093	2,104	$27.17	264	$10.28	3.7	$4,623
Awards granted (1)	(1,358)	1,061	27.40
Shares vested		(935)	26.40
Stock options exercised				(92)	10.01
Awards forfeited (1)	144	(119)	28.10	(1)	6.75
Awards expired				(1)	12.33

Awards outstanding at June 30, 2016	2,879	2,111	$27.57	170	$10.45	2.8	$1,882

Stock options exercisable at June 30, 2016				168	$10.49	2.7	$1,854

(1)	The 2009 Plan has a fungible share pool in which restricted stock awards are counted against the plan (or replenished within the plan, in respect of award forfeitures) as 1.28 shares for each one share of Common Stock subject to such restricted stock award.

The total intrinsic value of options exercised during the fiscal years ended June 30, 2016, 2015 and 2014 was approximately $1.6 million, $2.0 million and $5.5 million, respectively. The total fair value of stock options that vested during the fiscal years ended June 30, 2016, 2015 and 2014 was approximately $0.1 million, $0.2 million and $0.3 million, respectively. As of June 30, 2016, there was approximately $0.1 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 0.3 years.

The majority of our restricted stock awards vest over a four year period on a vesting schedule similar to our employee stock options; however, certain restricted stock awards vest over either a two or five year period and restricted stock awards granted to our non-employee directors upon his or her election to the Board of Directors and annually thereafter vest after a one year period. Restricted stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The total fair value of restricted stock awards that vested during the fiscal years ended June 30, 2016, 2015 and 2014 was approximately $32.4 million, $26.4 million and $30.1 million, respectively. We recorded expense of approximately $29.3 million associated with our restricted stock awards for the fiscal year ended June 30, 2016. As of June 30, 2016, there was approximately $63.8 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 1.5 years. Excluding the impact of shares issued as purchase consideration with forfeiture provisions, approximately 0.9 million shares of restricted stock awards vested during the fiscal year ended June 30, 2016.

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

Activity associated with shares issued as purchase consideration with forfeiture provisions for the fiscal year ended June 30, 2016 is reflected in the table below. These shares were not issued out of our shareholder approved stock plans and do not represent grants or awards of shares from those plans. No such shares were issued during fiscal year 2016.

	Non-vested Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Purchase consideration shares with forfeiture provisions outstanding at June 30, 2015	906	$23.82
Lapse of forfeiture provisions	(238)	$23.81
Shares forfeited	(55)	$31.72

Purchase consideration shares with forfeiture provisions outstanding at June 30, 2016	613	$23.11

14. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands except per share data)
Numerator—basic and diluted:
Net loss	$(19,648)	$(34,680)	$(19,104)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	37,957	37,806	36,834

Basic and diluted net loss per share attributable to common stockholders	$(0.52)	$(0.92)	$(0.52)

At June 30, 2016, 2015 and 2014, approximately 3.1 million, 2.9 million and 2.6 million shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share, respectively, as their effect on the calculation would have been anti-dilutive. As more fully discussed in Note 10, in December 2012 we issued convertible notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the fiscal years ended June 30, 2016, 2015 and 2014, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

During fiscal year 2016, we re-examined the aggregation of our operating segments and reclassified our cyber fraud and risk management and healthcare operating segments from the “Payments and Transactional Documents” reportable segment into the new “Other” reportable segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

Similar operating segments have been aggregated into four reportable segments as follows:

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

Other. Our Other segment consists of our healthcare and cyber fraud and risk management operating segments. Our cyber fraud and risk management solutions non-invasively monitor, replay and analyze user behavior to flag and even stop suspicious activity in real time. Our healthcare solutions for patient registration, electronic signature, mobile document and payments allow healthcare organizations to improve business efficiencies, reduce costs and improve care quality. When licensed on a perpetual license basis, revenue for our cyber fraud and risk management and healthcare products is typically recorded upon delivery, with the exception of software maintenance which is normally recorded ratably over a twelve month period. When products are licensed on a subscription basis, revenue is normally recorded ratably over the subscription period.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of acquired intangible assets, restructuring related charges, minimum pension liability adjustments, non-core charges related to our convertible notes, global

ERP system implementation costs, charges related to reserves established or released against our deferred tax assets and other non-core or non-recurring gains and losses that arise from time. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

We have presented segment information for the fiscal years ended June 30, 2016, 2015 and 2014 according to the segment descriptions above.

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$115,213	$116,685	$118,098
Hosted Solutions	138,641	126,178	107,360
Digital Banking	70,747	77,184	67,769
Other	18,673	10,842	7,358

Total segment revenue	$343,274	$330,889	$300,585

Segment measure of profit:
Payments and Transactional Documents	$34,225	$36,010	$37,249
Hosted Solutions	23,380	15,329	8,344
Digital Banking	5,696	12,440	7,045
Other	(1,795)	(2,870)	212

Total measure of segment profit	$61,506	$60,909	$52,850

A reconciliation of the measure of segment profit to our GAAP loss before the provision for income taxes, is as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Total measure of segment profit	$61,506	$60,909	$52,850
Less:
Amortization of acquired intangible assets	(28,978)	(30,383)	(26,242)
Stock-based compensation expense	(30,279)	(27,025)	(22,821)
Acquisition and integration related expenses	(741)	(2,835)	(4,563)
Restructuring expenses	(850)	(1,297)	(1,371)
Minimum pension liability and related adjustments	(203)	(56)	(331)
Other non-core income (expense)	246	(76)	—
Global ERP system implementation costs	(4,252)	—	—
Other expense, net	(15,312)	(15,553)	(14,544)

Loss before income taxes	$(18,863)	$(16,316)	$(17,022)

The following depreciation and other amortization expense amounts are included in the segment measure of profit (loss):

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Depreciation and other amortization expense:
Payments and Transactional Documents	$2,861	$2,489	$2,096
Hosted Solutions	6,088	5,134	3,950
Digital Banking	4,093	2,643	2,069
Other	447	241	135

Total depreciation and other amortization expense	$13,489	$10,507	$8,250

We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here; particularly in respect of financial institution customers located in Australia for which the point of sale was the United States and Africa for which the point of sale was Israel.

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
North America	$199,765	$193,286	$171,641
United Kingdom	96,244	93,735	96,719
Continental Europe	38,849	38,053	29,047
Asia-Pacific and Middle East	8,416	5,815	3,178

Total revenues from unaffiliated customers	$343,274	$330,889	$300,585

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	Fiscal Year Ended June 30,
	2016	2015
	(in thousands)
Long-lived assets:
North America	$56,885	$45,350
United Kingdom	8,499	8,573
Continental Europe	1,924	2,390
Asia-Pacific and Middle East	2,080	2,280

Total long-lived assets	$69,388	$58,593

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

Our provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Current:
Federal	$(362)	$1,433	$1,464
State	43	188	80
Foreign	4,215	4,570	6,319

	3,896	6,191	7,863

Deferred:
Federal	1,004	14,720	42
State	217	1,154	(1,180)
Foreign	(4,332)	(3,701)	(4,643)

	(3,111)	12,173	(5,781)

	$785	$18,364	$2,082

Our income tax expense (benefit) includes a tax benefit of $0.2 million, $0.2 million and $0.1 million in fiscal years 2016, 2015 and 2014, respectively, relating to a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations.

We recorded an increase to additional paid-in capital of $0.2 million during fiscal year 2016 for excess tax benefits from vesting of restricted stock awards and from non-qualified stock option exercises that reduced currently payable income taxes. We recorded an increase to other comprehensive income of $2.0 million during fiscal year 2016 for an increase in our deferred tax asset related to our Swiss pension.

Income (loss) before income taxes by geographic area is as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
United States	$(19,892)	$(18,277)	$(25,310)
United Kingdom	15,400	16,728	19,035
Continental Europe	(2,191)	(7,608)	(10,936)
Asia-Pacific and Middle East	(12,180)	(7,159)	189

	$(18,863)	$(16,316)	$(17,022)

A reconciliation of the federal statutory rate to the effective income tax rate is as follows (certain prior year amounts in the reconciliation have been reclassified to conform to the fiscal year 2016 presentation):

	Fiscal Year Ended June 30,
	2016	2015	2014
Tax benefit at federal statutory rate	(35.0%)	(35.0%)	(35.0%)
State taxes, net of federal benefit	(4.3%)	(5.2%)	(7.3%)
Foreign branch operations, net of foreign tax deductions	19.0%	33.1%	42.3%
Change in valuation allowance	16.8%	98.6%	1.2%
Changes in uncertain tax positions	8.6%	13.0%	12.7%
Non-deductible executive compensation	5.2%	5.3%	5.1%
Non-deductible share-based payments	3.7%	3.6%	2.3%
Non-deductible other expenses	1.6%	1.8%	1.4%
Changes in tax laws or rates	1.1%	(1.8%)	(3.4%)
Non-deductible acquisition costs	0.5%	3.0%	6.6%
Non-deductible interest	0.0%	0.0%	5.3%
Other	(1.0%)	3.1%	(0.1%)
Tax rate differential on foreign earnings	(3.5%)	(4.2%)	(16.4%)
Research and development credit	(8.5%)	(2.7%)	(2.5%)

	4.2%	112.6%	12.2%

The excess of our effective tax rate over statutory tax rates was primarily due to the inability to benefit US losses in fiscal years 2016 and 2015, an increase of our US valuation allowance in fiscal year 2015, and our inability to utilize certain foreign tax credits as a reduction to foreign income that is included in our US tax return. This has the effect of taxing certain income twice, resulting in a higher overall tax rate.

Deferred Tax Assets and Liabilities

We recognize deferred tax assets and liabilities based on the differences between their financial reporting and tax basis by applying tax rates that are expected to be in effect when the differences reverse. Significant components of our deferred income taxes are as follows:

	June 30,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$18,951	$14,512
Deferred revenue	9,083	9,528
Stock compensation	6,313	5,956
Research and development and other credits	6,095	5,279
Accrued pension	5,116	3,212
Various accrued expenses	3,290	2,627
Property and equipment	8	251
Allowances and reserves	273	235
Other	38	56

Total deferred tax assets	$49,167	$41,656
Valuation allowance	(26,506)	(23,584)

Deferred tax assets, net of valuation allowance	22,661	18,072
Deferred tax liabilities:
Intangible assets	(30,229)	(38,137)
Property and equipment, inclusive of capitalized software	(12,324)	(6,848)
Convertible debt	(1,876)	(3,040)
Other	(135)	(201)

Total deferred tax liabilities	(44,564)	(48,226)

Net deferred tax liabilities	$(21,903)	$(30,154)

At June 30, 2016, we had US net operating loss carryforwards of $83.3 million, which expire at various times through fiscal year 2036. Included within this amount is approximately $55.6 million of excess tax deductions associated with restricted stock awards that have vested and with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the benefit will be recorded as an increase to additional paid-in capital. Approximately $46.7 million of the aforementioned excess tax benefits have not been reflected as a component of our deferred tax assets at June 30, 2016, as these amounts are recognized for financial reporting purposes only when they actually reduce currently payable income taxes. We also had foreign net operating loss carryforwards (primarily in Europe) of $13.0 million which have no statutory expiration date. Included within this amount is approximately $0.4 million of excess tax deductions associated with restricted stock awards that have vested. When these excess tax benefits actually result in a reduction to currently payable income taxes, the benefit will be recorded as an increase to additional paid-in capital. These excess tax benefits have not been reflected as a component of our deferred tax assets at June 30, 2016, as these amounts are recognized for financial reporting purposes only when they actually reduce currently payable income taxes. We utilized approximately $1.0 million of net operating losses in fiscal year 2016, consisting of $0.2 million utilized in the US and $0.8 million utilized in our foreign operations, predominately in Europe.

We have approximately $5.4 million of research and development tax credit carryforwards available, which expire at various points through fiscal year 2036. Our research and development tax credit carryforwards were increased by $0.3 million resulting from the enactment in the US of the Protecting Americans from Tax Hikes Act, which permanently extended the US research and development credit beginning January 1, 2015. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

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

At June 30, 2016 we have recorded a $26.5 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts. The valuation allowance increased by $2.9 million in fiscal year 2016 from fiscal year 2015 primarily due to an increase to the US valuation allowance. Approximately $3.2 million of the valuation allowance will be reversed through additional paid-in capital if realized, as it relates to excess tax benefits arising from non-qualified stock option exercises occurring prior to our adoption of the expense recognition criteria for share-based payments.

In making our assessment of US deferred tax asset recoverability at June 30, 2015, we concluded that it was more likely than not that a portion of our US deferred tax assets may not be recovered based on our analysis of both positive and negative factors relative to our ability to support realization of certain US deferred tax assets. As a result, we increased our valuation allowance in fiscal year 2015 and recorded income tax expense in the amount of $16.0 million. The establishment of a valuation allowance has no effect on our ability to use the underlying deferred tax assets to reduce cash tax payments in the future to the extent that we generate US taxable income.

Uncertain Tax Positions

As of June 30, 2016, we had approximately $7.8 million of total gross unrecognized tax benefits, of which approximately $1.3 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. Approximately $3.7 million of the gross unrecognized tax benefits resulted in reductions to the deferred tax asset relating to net operating losses and to the valuation allowance, and approximately $2.8 million of the gross unrecognized tax benefits resulted in a reduction to tax credit carryforwards and other deferred tax assets. We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.3 million, as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

A summary of the changes in the gross amount of unrecognized tax benefits is shown below:

(in thousands)
Balance at July 1, 2013	$1,829
Additions related to current year tax positions	2,265
Additions related to prior year tax positions	11
Reductions due to lapse of statute of limitations	(72)
Foreign currency translation	52

Balance at July 1, 2014	4,085
Additions related to current year tax positions	2,392
Additions related to prior year tax positions	145
Reductions due to lapse of statute of limitations	(213)
Foreign currency translation	(104)

Balance at July 1, 2015	6,305
Additions related to current year tax positions	1,647
Additions related to prior year tax positions	215
Reductions due to lapse of statute of limitations	(229)
Foreign currency translation	(129)

Balance at July 1, 2016	$7,809

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. To the extent that the accrued interest and penalties do not ultimately become payable, the amounts accrued will be derecognized and reflected as an income tax benefit in the period that such a determination is made. Our accrued interest and penalties related to uncertain tax positions as of June 30, 2016 and 2015, and recorded in each of the annual periods ending June 30, 2016, 2015, and 2014, were not significant.

17. Guarantees

We generally offer a standard warranty on our products and services, specifying that our software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, we offer, as an element of our standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs arising from claims of patent, copyright, trademark or other similar infringements by our software products. To date, we have not had any significant warranty or indemnification claims against our products. At June 30, 2016 and 2015, warranty accruals were not significant.

Certain of our arrangements with customers include clauses whereby we may be subject to penalties for failure to meet certain service level requirements; however, we have not incurred any related material penalties to date.

18. Subsequent Event

On July 8, 2016 our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $60 million. This program expires on July 8, 2018.

19. Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial data for the fiscal years ended June 30, 2015 and 2016. The quarterly earnings per share information is computed separately for each period. Therefore, the sum of the quarterly per share amounts may differ from the total year per share amounts.

	For the quarters ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
	(in thousands, except per share data)
Revenues	$81,343	$82,225	$81,951	$85,370	$82,881	$86,048	$86,233	$88,112
Gross profit	47,030	48,112	47,038	49,268	47,546	49,941	49,014	49,673
Net loss (1)	$(3,268)	$(1,962)	$(7,830)	$(21,620)	$(4,253)	$(5,239)	$(4,230)	$(5,926)

Basic and diluted net loss per share	$(0.09)	$(0.05)	$(0.21)	$(0.57)	$(0.11)	$(0.14)	$(0.11)	$(0.16)
Shares used in computing basic and diluted net loss per share	37,647	37,759	37,762	38,056	38,004	37,774	38,101	37,949

(1)	Net loss and the resulting basic and diluted net loss per share amounts reflect the impact of income tax expense of $16,034 recorded during the quarter ended June 30, 2015 in connection with the recognition of a deferred tax asset valuation allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (DE), INC.

By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer

Date: August 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ JOSEPH L. MULLEN Joseph L. Mullen	Chairman of the Board	August 29, 2016

/s/ ROBERT A. EBERLE Robert A. Eberle	President, Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2016

/s/ RICHARD D. BOOTH Richard D. Booth	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 29, 2016

/s/ JOSEPH L. BARRY JR. Joseph L. Barry Jr.	Director	August 29, 2016

/s/ MICHAEL J. CURRAN Michael J. Curran	Director	August 29, 2016

/s/ KENNETH J. D’AMATO Kenneth J. D’Amato	Director	August 29, 2016

/s/ PETER GIBSON Peter Gibson	Director	August 29, 2016

/s/ JENNIFER M. GRAY Jennifer M. Gray	Director	August 29, 2016

/s/ JEFFREY C. LEATHE Jeffrey C. Leathe	Director	August 29, 2016

/s/ JAMES L. LOOMIS James L. Loomis	Director	August 29, 2016

/s/ DANIEL M. MCGURL Daniel M. McGurl	Director	August 29, 2016

/s/ BENJAMIN E. ROBINSON III Benjamin E. Robinson III	Director	August 29, 2016

/s/ JAMES W. ZILINSKI James W. Zilinski	Director	August 29, 2016

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1†	Asset Purchase Agreement dated August 5, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	2.1	11/9/2009

2.2	Agreement and Plan of Merger dated as of March 29, 2011, by and among the Registrant, BlackJack Acquisition Corp., LAS Holdings, Inc. and H.I.G. Law Audit, LLC.	8-K	000-25259	2.1	4/1/2011

2.3	Share Purchase Agreement dated as of August 20, 2013, by and among the Registrant, Simon Kalfon, Philippe Meylan, Etienne Savatier and David Benarroch	8-K	000-25259	2.1	8/20/2013

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	000-25259	3.1	1/18/2013

3.2	Amended and Restated By-Laws of the Registrant, as amended.	10-K	000-25259	3.2	9/12/2007

4.1	Specimen Certificate for Shares of Common Stock.	S-1	333-67309	4.1	1/7/1999

4.2	Warrant dated September 14, 2009 issued by the Registrant to Bank of America, N.A.	10-Q	000-25259	4.1	11/9/2009

4.3	Registration Rights Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	4.2	11/9/2009

10.1	Lease dated July 20, 1999, between the Registrant and 60 Cutter Mill Road Property Corp.	10-K	000-25259	10.33	9/28/2000

10.2	Lease dated May 22, 2000, between the Registrant and 55 Broad Street L.P.	10-K	000-25259	10.34	9/28/2000

10.3	Sublease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.35	9/28/2000

10.4	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.52	9/30/2002

10.5	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.	10-Q	000-25259	10.1	11/13/2001

10.6	Third Amendment to Sublease, effective as of June 30, 2010, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.45	9/10/2010

10.7	Fourth Amendment to Sublease, effective as of April 1, 2012, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.7	8/27/2012

10.8	Fifth Amendment to Sublease, effective as of March 12, 2014, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.8	8/28/2014

10.9	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/14/2002

10.10	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.5	2/14/2002

10.11	Confirmation of Committed Business Overdraft Facility as of January 31, 2003 between Bottomline Technologies Europe Limited and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/12/2003

10.12	Confirmation of Committed Business Overdraft Facility as of January 9, 2004 between Bottomline Technologies Europe Limited and The Royal Bank of Scotland.	10-Q	000-25259	10.2	2/13/2004

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.13	Confirmation of Committed Business Overdraft Facility as of February 7, 2005 between Bottomline Technologies Europe Limited and Royal Bank of Scotland.	10-Q	000-25259	10.3	2/8/2005

10.14†	Services Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	1/14/2010

10.15	First Amendment to Services Agreement dated September 29, 2010 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.19	9/9/2011

10.16†	Second Amendment to Services Agreement dated September 27, 2010 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.20	9/9/2011

10.17†	Third Amendment to Services Agreement dated February 1, 2011 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.21	9/9/2011

10.18†	Fourth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	11/8/2011

10.19†	Fifth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	2/7/2012

10.20†	Sixth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.2	2/7/2012

10.21†	Seventh Amendment to Services Agreement dated October 25, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.3	2/7/2012

10.22†	Eighth Amendment to Services Agreement dated January 5, 2012 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	5/10/2012

10.23†	Ninth Amendment to Services Agreement dated January 13, 2012 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.2	5/10/2012

10.24#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.	S-1	333-67309	10.3	11/13/1998

10.25#	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan.	10-Q	000-25259	10.1	2/9/2006

10.26#	2009 Stock Incentive Plan, as amended.	8-K	000-25259	99.1	11/26/2014

10.27#	Form of Restricted Stock Agreement for UK Participants.	10-Q	000-25259	10.1	5/7/2010

10.28#	Form of Restricted Stock Agreement for Robert A. Eberle.	10-Q	000-25259	10.2	5/7/2010

10.29#	Form of Restricted Stock Agreement for US Participants.	10-Q	000-25259	10.3	5/7/2010

10.30#	Form of Stock Option Agreement for US Participants.	10-Q	000-25259	10.5	5/7/2010

10.31#	Form of Stock Option Agreement for UK Participants.	10-Q	000-25259	10.6	5/7/2010

10.32#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.	10-K	000-25259	10.16	9/14/2004

10.33#	Amended and Restated 2000 Employee Stock Purchase Plan.	8-K	000-25259	99.2	11/19/2010

10.34#	Form of Restricted Stock Agreement for Non-Employee Directors.	10-Q	000-25259	10.4	5/7/2010

10.35	Form of Indemnification Letter dated as of September 21, 2000.	10-Q	000-25259	10.1	11/14/2000

10.36#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Mullen.	10-Q	000-25259	10.1	2/12/2003

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.37#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Mr. Eberle.	10-Q	000-25259	10.2	2/12/2003

10.38#	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amendment and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002.	10-Q	000-25259	10.1	11/8/2005

10.39#	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amendment and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002.	10-Q	000-25259	10.2	11/8/2005

10.40#	Letter Agreement dated as of November 16, 2006 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.4	2/8/2007

10.41#	Amendment dated November 14, 2013 to Letter Agreement dated November 18, 2010 with Joseph L. Mullen	10-Q	000-25259	10.1	5/9/2014

10.42#	Service Agreement dated November 22, 1999 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	11/8/2010

10.43#	Deed of Variation to Service Agreement dated February 18, 2011 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	5/6/2011

10.44#	Letter Agreement dated as of December 23, 2008 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.2	2/6/2009

10.45#	Employment Agreement dated October 10, 2011 between Bottomline Technologies (de), Inc. and Norman J. Deluca	10-Q	000-25259	10.1	5/8/2015

10.46#	Employment Agreement dated March 31, 2015 between Bottomline Technologies (de), Inc. and Richard D. Booth.	8-K	000-25259	10.1	5/5/2015

10.47#	Executive Retention Agreement dated as of August 5, 2016 between the Registrant and John F. Kelly	8-K	000-25259	10.1	8/5/2016

10.48#	Form of Indemnification Agreement	8-K	000-25259	10.1	11/24/2015

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.					X

32.1	Section 1350 Certification of Principal Executive Officer.					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document .					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document .					X

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Loss for the years ended June 30, 2016, 2015 and 2014, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income and Loss for the years ended June 30, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2016, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.