Form 10-Q
period 2016-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2016-11-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2016 was 40,529,993.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$98,706	$97,174
Marketable securities	29,182	35,209
Accounts receivable net of allowances for doubtful accounts of $960 at September 30, 2016 and $982 at June 30, 2016	52,689	61,773
Deferred tax assets	—	6,244
Prepaid expenses and other current assets	17,130	16,141

Total current assets	197,707	216,541
Property and equipment, net	53,718	51,029
Goodwill	201,489	202,028
Intangible assets, net	158,981	164,930
Other assets	16,538	16,682

Total assets	$628,433	$651,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,313	$10,218
Accrued expenses	26,311	27,512
Deferred revenue	63,616	74,332

Total current liabilities	99,240	112,062
Convertible senior notes	173,229	169,857
Deferred revenue, non-current	19,231	19,086
Deferred income taxes	21,276	28,147
Other liabilities	27,710	27,271

Total liabilities	340,686	356,423
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares- 41,906 at September 30, 2016 and 41,602 at June 30, 2016; outstanding shares-37,926 at September 30, 2016 and 37,770 at June 30, 2016	42	42
Additional paid-in-capital	600,022	591,800
Accumulated other comprehensive loss	(38,767)	(37,668)
Treasury stock: 3,980 shares at September 30, 2016 and 3,832 shares at June 30, 2016, at cost	(79,487)	(75,832)
Accumulated deficit	(194,063)	(183,555)

Total stockholders’ equity	287,747	294,787

Total liabilities and stockholders’ equity	$628,433	$651,210

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2016	2015

Revenues:
Subscriptions and transactions	$52,132	$46,197
Software licenses	2,121	4,115
Service and maintenance	27,673	30,784
Other	1,158	1,785

Total revenues	83,084	82,881
Cost of revenues:
Subscriptions and transactions	23,886	20,734
Software licenses	128	288
Service and maintenance	13,285	12,978
Other	878	1,335

Total cost of revenues	38,177	35,335

Gross profit	44,907	47,546
Operating expenses:
Sales and marketing	18,875	20,155
Product development and engineering	12,935	11,260
General and administrative	12,704	8,823
Amortization of intangible assets	6,285	7,279

Total operating expenses	50,799	47,517

(Loss) income from operations	(5,892)	29
Other expense, net	(3,935)	(3,671)

Loss before income taxes	(9,827)	(3,642)
Income tax provision	681	611

Net loss	$(10,508)	$(4,253)

Basic and diluted net loss per share:	$(0.28)	$(0.11)

Shares used in computing basic and diluted net loss per share:	37,940	38,004

Other comprehensive loss, net of tax:
Unrealized (loss) gain on available for sale securities	(57)	8
Minimum pension liability adjustments	15	116
Foreign currency translation adjustments	(1,057)	(6,585)

Other comprehensive loss, net of tax:	(1,099)	(6,461)

Comprehensive loss	$(11,607)	$(10,714)

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Operating activities:
Net loss	$(10,508)	$(4,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquired intangible assets	6,285	7,279
Stock compensation expense	8,199	7,588
Depreciation and amortization	4,087	3,077
Deferred income tax benefit	(548)	(822)
Provision for allowances on accounts receivable	—	161
Excess tax benefits associated with stock compensation	(40)	(27)
Amortization of debt issuance costs	296	296
Amortization of debt discount	3,076	2,865
Amortization of premium on investments	91	68
Write down of fixed assets	—	17
(Gain) loss on foreign exchange	(192)	130
Changes in operating assets and liabilities:
Accounts receivable	8,838	3,390
Prepaid expenses and other current assets	(1,052)	(137)
Other assets	127	(1,123)
Accounts payable	(973)	(592)
Accrued expenses	617	(1,026)
Deferred revenue	(10,253)	(5,625)
Other liabilities	447	(340)

Net cash provided by operating activities	8,497	10,926
Investing activities:
Purchases of held-to-maturity securities	—	(44)
Proceeds from sales of held-to-maturity securities	—	44
Purchase of available-for-sale securities	(7,579)	(4,790)
Proceeds from sales of available-for-sale securities	13,460	3,790
Capital expenditures, including capitalization of software costs	(9,909)	(5,830)

Net cash used in investing activities	(4,028)	(6,830)
Financing activities:
Repurchase of common stock	(3,773)	(21,354)
Proceeds from exercise of stock options and employee stock purchase plan	1,353	1,435
Excess tax benefits associated with stock compensation	40	27

Net cash used in financing activities	(2,380)	(19,892)
Effect of exchange rate changes on cash	(557)	(1,230)

Increase (decrease) in cash and cash equivalents	1,532	(17,026)
Cash and cash equivalents at beginning of period	97,174	121,163

Cash and cash equivalents at end of period	$98,706	$104,137

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2016, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2017 (fiscal year 2017). For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 29, 2016.

Note 2—Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update which eliminated the definition of a development stage entity and the financial reporting requirements specific to development stage entities. The update also eliminated an exception that previously existed in the consolidation accounting standard for determining whether a development stage entity had sufficient equity at risk and therefore was a variable interest entity (VIE). We adopted this standard effective July 1, 2016. Upon adoption, we were required to re-assess whether one of the entities in which we have an equity investment is a VIE. Based on the re-assessment, we concluded that this entity is a VIE, but that we are not the primary beneficiary (the primary beneficiary of a VIE is required to consolidate the VIE). Accordingly, the adoption of this standard did not have a material impact on our financial statements.

In August 2014, the FASB issued an accounting standard update which requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. We adopted this standard on July 1, 2016. The adoption of this standard did not have a material impact on our financial statements.

In April 2015, the FASB issued an accounting standard update which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying value of the debt. We retrospectively adopted this standard effective July 1, 2016 and reclassified debt issuance costs from non-current assets to convertible senior notes in our consolidated balance sheets in all periods presented. Deferred debt issuance costs were approximately $1.4 million at September 30, 2016 and $1.7 million at June 30, 2016.

In April 2015, the FASB issued an accounting standard update which provides guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license, and based on that determination, how to account for such arrangements. We adopted this standard effective July 1, 2016 on a prospective basis. The adoption of this standard did not have a material impact on our financial statements.

In November 2015, the FASB issued an accounting standard update which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet. As a result, each separate tax jurisdiction will have one net tax position, either a noncurrent deferred tax asset or a noncurrent deferred tax liability. The standard is effective for us on July 1, 2017, with early adoption permitted. We elected to adopt this standard as of July 1, 2016 on a prospective basis. If we had adopted the standard retrospectively, the impact would have resulted in a $6.2 million reduction to current deferred tax assets and noncurrent deferred tax liabilities in our June 30, 2016 balance sheet. The adoption of this standard did not have an impact on our statements of comprehensive loss or cash flows.

Recent Accounting Pronouncements

In May 2014, the FASB issued an accounting standard update which provides for new revenue recognition guidance, superseding nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require more judgment and estimates within the revenue recognition process than required under existing US GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. The new standard is also expected to significantly increase the financial statement disclosure related to revenue recognition. This standard is currently effective for us on July 1, 2018 (the first quarter of our fiscal year ending June 30, 2019 (fiscal year 2019)) using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) modified retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures.

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

In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale as a component of other comprehensive income. For equity investments without readily determinable fair values, the cost method of accounting is also eliminated; however subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment and plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of fiscal year 2019) on a prospective basis. We are currently evaluating the anticipated impact of this standard on our financial statements.

In February 2016, the FASB issued an accounting standard update which requires balance sheet recognition of a lease liability and a corresponding right-of-use asset, with an optional policy election for short-term leases (i.e. leases with a term of 12 months or less that do not include options to purchase the underlying lease assets that the lessee is reasonably certain to exercise) under which a right-of-use asset and lease liability would not be recognized and short-term lease payments would be expensed on a straight line basis over the term of the lease. The amendments to this accounting standard also require new financial statement disclosures. This standard is effective for us on July 1, 2019 (the first quarter of the fiscal year ending June 30, 2020) with early adoption permitted; adoption is on a modified retrospective basis. We anticipate that upon adoption this standard will have a material impact to our consolidated balance sheet due to the recognition of right of use assets and lease liabilities; however we are still evaluating the anticipated impact of this standard on our financial statements.

In March 2016, the FASB issued an accounting standard update intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact of excess tax benefits and tax deficiencies, accounting for forfeitures, statutory tax withholding requirements and the presentation of excess tax benefits in the statement of cash flows. This standard is effective for us on July 1, 2017 (the first quarter of the fiscal year ending June 30, 2018) with early adoption permitted. We are currently evaluating the anticipated impact of this standard on our financial statements.

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

In August 2016, the FASB issued an accounting standard update that provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard is intended to reduce current diversity in practice. The standard is effective for us on July 1, 2018 and requires a retrospective approach. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the anticipated impact of this standard on our financial statements.

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

At September 30, 2016 and June 30, 2016, our assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2016				June 30, 2016
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (cash and cash equivalents)	$235	$—	$—	$235	$117	$—	$—	$117

Available for sale securities
Debt
US Corporate	$10,888	—	—	$10,888	$9,580	—	—	$9,580
Residential mortgage-backed	7,607	—	—	7,607	9,604	—	—	9,604
Government - US	10,621	—	—	10,621	15,962	—	—	15,962

Total available for sale securities	$29,116	$—	$—	$29,116	$35,146	$—	$—	$35,146

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and convertible senior notes (the Notes) more fully described in Note 10. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at September 30, 2016 and June 30, 2016, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive loss in shareholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•	The carrying value of assets ($1.5 million and $1.4 million) related to deposits we have made to fund future requirements associated with Israeli severance arrangements approximated their fair value at September 30, 2016 and June 30, 2016, respectively.

•	We have certain other investments accounted for at cost. The carrying value of these investments was $7.7 million at both September 30, 2016 and June 30, 2016 and they are reported as a component of our other assets. These investments are recorded at cost less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, we use all available financial information including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value may not be estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment and to do so would be impractical.

•	The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value (net of debt issuance costs) of the Notes, $173.2 million at September 30, 2016, will be accreted over the remaining term to maturity to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $194.0 million as of September 30, 2016. We estimated the fair value of the Notes by reference to quoted market prices; however the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of September 30, 2016 and June 30, 2016.

	September 30, 2016			June 30, 2016
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	66	29,116	29,182	63	35,146	35,209

Total marketable securities	$66	$29,116	$29,182	$63	$35,146	$35,209

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

September 30, 2016
(in thousands)
Due within 1 year	$13,848
Due in 1 year through 5 years	$15,268

Total	$29,116

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of September 30, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At September 30, 2016 Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
US Corporate	$8,752	$7
Residential mortgage-backed	$3,458	$5
Government—US	$498	$—

Total	$12,708	$12

Note 4 – Other Investments

In December 2015, we made a $3.5 million investment in preferred stock of a privately held, early-stage technology company. We have the ability to exercise significant influence over this company; however, we have no ability to exert control. Investments in common stock or in-substance common stock, through which an investor has the ability to exercise significant influence over the operating or financial policies of the investee, are accounted for under the equity method of accounting. In-substance common stock is an investment that has risk and reward characteristics that are substantially similar to an entity’s common stock. The preferred stock underlying our investment is not in-substance common stock as its terms include a substantive liquidation preference not available to common stockholders. Accordingly, we accounted for our investment under the cost method of accounting, subject to periodic review for impairment. Impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. Our maximum exposure, which is determined based on the cost of our investment, is $3.5 million as of September 30, 2016. There were no indicators of impairment identified as of September 30, 2016.

We concluded that this company is a variable interest entity (VIE) as it lacks sufficient equity to finance its activities. However, we also concluded that we are not the primary beneficiary of the VIE as we do not have the power to exert control or direct the activities that most significantly impact the VIE’s economic performance. As we have determined we are not the primary beneficiary, consolidation of the VIE is not required.

Note 5—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2016	2015
	(in thousands except per share data)
Numerator - basic and diluted:
Net loss	$(10,508)	$(4,253)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	37,940	38,004

Basic and diluted net loss per share attributable to common stockholders	$(0.28)	$(0.11)

For the three months ended September 30, 2016 and September 30, 2015, approximately 3.3 million and 3.1 million shares of unvested restricted stock and stock options, respectively, were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

As more fully discussed in Note 10, in December 2012 we issued the Notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the quarter ended September 30, 2016, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

During the fiscal year ended June 30, 2016 (fiscal year 2016), we re-examined the aggregation of our operating segments and reclassified our cyber fraud and risk management and healthcare operating segments from the “Payments and Transactional Documents” reportable segment into the new “Other” reportable segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of acquired intangible assets, restructuring related charges, minimum pension liability adjustments, non-core charges related to our convertible notes, global enterprise resource planning (ERP) system implementation costs, charges related to reserves established or released against our deferred tax assets and other non-core or non-recurring gains and losses that arise from time to time. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

Segment information for the three months ended September 30, 2016 and 2015 according to the segment descriptions above, is as follows:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$24,846	$27,416
Hosted Solutions	35,557	33,870
Digital Banking	18,186	17,331
Other	4,495	4,264

Total segment revenue	$83,084	$82,881

Segment measure of profit (loss):
Payments and Transactional Documents	$7,576	$7,790
Hosted Solutions	5,453	6,574
Digital Banking	25	1,863
Other	(445)	(908)

Total measure of segment profit	$12,609	$15,319

A reconciliation of the measure of segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Total measure of segment profit	$12,609	$15,319
Less:
Amortization of acquired intangible assets	(6,285)	(7,279)
Stock-based compensation expense	(8,199)	(7,588)
Acquisition and integration related expenses	(1,249)	(110)
Restructuring expenses	—	(20)
Minimum pension liability and related adjustments	(277)	(36)
Global ERP system implementation costs	(2,491)	(257)
Other expense, net	(3,935)	(3,671)

Loss before income taxes	$(9,827)	$(3,642)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Depreciation and other amortization expense:
Payments and Transactional Documents	$805	$692
Hosted Solutions	1,840	1,424
Digital Banking	1,370	858
Other	72	103

Total depreciation and other amortization expense	$4,087	$3,077

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

	Three Months Ended September 30,
	2016	2015
	(in thousands)

North America	$50,522	$48,596
United Kingdom	20,831	22,832
Continental Europe	9,352	9,452
Asia-Pacific and Middle East	2,379	2,001

Total revenues from unaffiliated customers	$83,084	$82,881

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	September 30,	June 30,
	2016	2016
	(in thousands)
Long-lived assets:
North America	$57,821	$55,208
United Kingdom	8,346	8,499
Continental Europe	1,980	1,924
Asia-Pacific and Middle East	2,109	2,080

Total long-lived assets	$70,256	$67,711

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

We recorded income tax expense of $0.7 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively. The income tax expense for the three months ended September 30, 2016 was principally due to tax expense associated with our US and UK operations, offset in part by a tax benefit associated with our Swiss and Israeli operations. Our tax expense for the three months ended September 30, 2016 was offset in part by a discrete tax benefit of approximately $0.1 million from the enactment of legislation that decreased UK income tax rates. The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the three months ended September 30, 2015 was principally due to tax expense associated with our US and UK operations, offset in part by a tax benefit associated with our Swiss and Israeli operations.

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

At September 30, 2016 we have recorded a $29.5 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts.

Note 8—Goodwill and Other Intangible Assets

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$190,220	$(113,157)	$77,063	9.4
Core technology	130,347	(67,003)	63,344	9.3
Other intangible assets	20,521	(13,928)	6,593	6.1
Capitalized software development costs	13,716	(1,735)	11,981	5.8

Total	$354,804	$(195,823)	$158,981

Unamortized intangible assets:
Goodwill			201,489

Total intangible assets			$360,470

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$190,549	$(110,356)	$80,193	9.6
Core technology	130,434	(64,591)	65,843	9.5
Other intangible assets	20,469	(13,320)	7,149	6.1
Capitalized software development costs	12,993	(1,248)	11,745	6.0

Total	$354,445	$(189,515)	$164,930

Unamortized intangible assets:
Goodwill			202,028

Total intangible assets			$366,958

Estimated amortization expense for fiscal year 2017 and subsequent fiscal years for acquired intangible assets is as follows:

(in thousands)
2017	$24,452
2018	20,550
2019	18,607
2020	16,523
2021	14,964
2022 and thereafter	58,189

Estimated amortization expense for fiscal year 2017 and subsequent fiscal years for capitalized software development costs using a straight-line methodology is stated below. Each period we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.

(in thousands)
2017	$2,035
2018	2,087
2019	2,087
2020	2,087
2021	2,086
2022 and thereafter	2,086

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Hosted Solutions	Digital Banking	Other	Total
	(in thousands)
Balance at June 30, 2016	$60,852	$89,573	$35,880	$15,723	$202,028
Impact of foreign currency translation	(387)	(152)	—	—	(539)

Balance at September 30, 2016	$60,465	$89,421	$35,880	$15,723	$201,489

We perform an impairment test for goodwill during the fourth quarter each fiscal year. Based on our most recent impairment testing, during the fourth quarter of the year ended June 30, 2016, the excess of fair value over the carrying value of our Intellinx reporting unit was 14%. Given the relatively narrow excess of fair value over carrying value, we believe that this reporting unit remains at a heightened risk of impairment. The carrying value of goodwill in the Intellinx reporting unit was $12.0 million at September 30, 2016.

There can be no assurance that there will not be impairment charges in future periods as a result of future impairment reviews. To the extent that future impairment charges occur it would have a material impact on our financial results. At September 30, 2016, the carrying value of goodwill for all of our reporting units was $201.5 million.

Note 9—Contingencies

During fiscal year 2016, we agreed to indemnify a customer against costs it may incur as a result of a lawsuit filed against them for alleged patent infringement related to certain technology licensed from us, which we license and resell from an outside supplier. We in turn received indemnification from the outside supplier. Bottomline was not named as a party to this lawsuit. In September 2016, we were notified by the supplier that the litigation had been resolved. We were not a party to the settlement, and neither we nor our customer incurred any monetary or other damages in connection therewith.

We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.

Note 10 - Convertible Senior Notes

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

On or after June 1, 2017 and until the close of business on the second scheduled trading day immediately preceding the maturity date of December 1, 2017, holders may convert their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

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

We may not redeem the Notes prior to their maturity date. If we undergo a fundamental change (as described in the Indenture), subject to certain conditions, holders may require us to repurchase for cash all or part of their Notes in principal amounts of $1,000 or an integral multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture contains customary events of default with respect to the Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of such holders of at least 25% in principal amount of the convertible notes shall, declare 100% of the principal of and accrued and unpaid interest, if any, on the Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at September 30, 2016, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

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

The net carrying amount of the Notes at September 30, 2016 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized debt issuance costs	(1,381)
Unamortized discount	(15,140)

Net carrying value	$173,229

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the Notes:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Contractual interest expense (cash)	$712	$712
Amortization of debt discount (non-cash)	3,076	2,865
Amortization of debt issue costs (non-cash)	296	296

	$4,084	$3,873

Effective interest rate of the liability component	7.99%	7.54%

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

Note 11—Derivative Instruments

Our derivative instruments for the quarter ended September 30, 2016 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10. As of September 30, 2016, each of these instruments continued to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements, we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Note 12—Postretirement and Other Employee Benefits

Defined Benefit Pension Plan

We sponsor a retirement plan for our Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under US GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan include the following components:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Components of net periodic cost
Service cost	$750	$578
Interest cost	32	123
Prior service credit	(23)	(23)
Net actuarial loss	165	18
Expected return on plan assets	(224)	(204)

Net periodic cost	$700	$492

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

In the management discussion that follows, we have highlighted those changes and operating factors that were the primary factors affecting period to period fluctuations. The remainder of the change in period to period fluctuations from that which is specifically disclosed arises from various individually insignificant items.

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

Financial Highlights

For the three months ended September 30, 2016, our revenue increased to $83.1 million from $82.9 million in the same period of the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment ($1.7 million), Digital Banking segment ($0.9 million) and Other segment ($0.2 million), partially offset by decreased revenue in our Payments and Transactional Documents segment ($2.6 million). Increased revenue from our legal spend management and Paymode-X solutions accounted for the revenue increase in our Hosted Solutions segment. The Digital Banking segment’s revenue increase was primarily due to increased subscription and transaction revenue from our cloud based solutions. The revenue decrease in our Payments and Transactional Documents segment was related to lower European and North American software license revenue and service and maintenance revenue in our payment and document automation products. Our revenue for the three months ended September 30, 2016 was unfavorably impacted by $3.7 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling which depreciated against the US Dollar as compared to the prior year.

We incurred a net loss of $10.5 million in the three months ended September 30, 2016 compared to a net loss of $4.3 million in the same period of the prior year. Our net loss for the three months ended September 30, 2016 was affected by the impact of decreased gross margins of $2.6 million and increased operating expenses of $3.3 million. The decrease in gross margins was primarily driven by decreases in our Payments and Transactional Documents and Digital Banking segments. The increase in our operating expenses was due primarily to increased employee related costs as we continued to grow our business, global enterprise resource planning (ERP) implementation costs of $2.5 million and increased acquisition related costs of $1.1 million.

In the three months ended September 30, 2016, we derived approximately 40% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

We expect future revenue growth to be driven by our digital banking, legal spend management, financial messaging and Paymode-X solutions.

Over the past several years we have made strategic investments in innovative new technology offerings that we believe will enhance our competitive position, help us win new business, drive subscription revenue growth and expand our operating margins. We believe that these initiatives have positioned us effectively for revenue growth in future years.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2016 related to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired deferred revenue and income taxes. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on August 29, 2016.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2, “Recent Accounting Pronouncements”, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

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

The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2016	2015	2016 compared to 2015
		(in thousands)		%
Segment revenue:
Payments and Transactional Documents	$24,846	$27,416	$(2,570)	(9.4)
Hosted Solutions	35,557	33,870	1,687	5.0
Digital Banking	18,186	17,331	855	4.9
Other	4,495	4,264	231	5.4

	$83,084	$82,881	$203	0.2

Segment measure of profit:
Payments and Transactional Documents	$7,576	$7,790	(214)	(2.7)
Hosted Solutions	5,453	6,574	(1,121)	(17.1)
Digital Banking	25	1,863	(1,838)	(98.7)
Other	(445)	(908)	463	51.0

Total measure of segment profit	$12,609	$15,319	$(2,710)	(17.7)

A reconciliation of the measure of segment profit to our GAAP loss for the three months ended September 30, 2016 and September 30, 2015, before the provision for income taxes, is as follows:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Total measure of segment profit	$12,609	$15,319
Less:
Amortization of acquired intangible assets	(6,285)	(7,279)
Stock-based compensation expense	(8,199)	(7,588)
Acquisition and integration related expenses	(1,249)	(110)
Restructuring expenses	—	(20)
Minimum pension liability and related adjustments	(277)	(36)
Global ERP system implementation costs	(2,491)	(257)
Other expense, net	(3,935)	(3,671)

Loss before income taxes	$(9,827)	$(3,642)

Payments and Transactional Documents. Revenues for the three months ended September 30, 2016, as compared to the same period in the prior fiscal year, were unfavorably impacted by $2.4 million due to the impact of foreign currency exchange rates. The overall revenue decrease of $2.6 million, inclusive of the impact of unfavorable foreign currency exchange rates, was primarily attributable to revenue decreases of $2.6 million in service and maintenance revenue, $1.0 million in software license revenue and $0.4 million in other revenue, partially offset by increases of $1.4 million in subscriptions and transactions revenue. The segment profit decrease of $0.2 million for the three months ended September 30, 2016, as compared to the same period in the prior fiscal year, including an unfavorable impact of foreign currency exchange rates of $0.6 million, was primarily attributable to the revenue decrease described above, partially offset by decreased cost of sales of $0.9 million and decreased operating expenses of $1.4 million. We expect revenue and profit for the Payments and Transactional Documents segment to remain consistent during the remainder of fiscal year 2017.

Hosted Solutions. Revenues from our Hosted Solutions segment increased $1.7 million for the three months ended September 30, 2016 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $1.2 million, due primarily to increased revenue from our legal spend management and Paymode-X solutions, partially offset by revenue decreases from our financial messaging solutions. Segment profit decreased $1.1 million as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $0.4 million, due primarily to decreased gross margins from our financial messaging solutions and increased operating expenses of $1.0 million primarily related to increased product development costs. We expect revenue and profit for the Hosted Solutions segment to increase during the remainder of the fiscal year as a result of the continued revenue contribution from our legal spend management, financial messaging and Paymode-X solutions.

Digital Banking. Revenues from our Digital Banking segment increased $0.9 million for the three months ended September 30, 2016 as compared to the same period in the prior fiscal year due to increases of $2.1 million in subscription and transaction revenue, partially offset by decreased software license revenue of $1.1 million. Segment profit decreased $1.8 million for the three months ended September 30, 2016 as compared to the same period in the prior fiscal year, due primarily to decreased gross margins and increased product development costs of $0.9 million. We expect revenue and profit for the Digital Banking segment to increase slightly for the remainder of the fiscal year as the Digital Banking segment continues to transition customers to hosted offerings and as more customers go live with the hosted offerings.

Other. Revenues from our Other segment increased $0.2 million for the three months ended September 30, 2016 compared to the same period in the prior fiscal year. We expect Other revenue to decrease slightly during the remainder of the fiscal year.

Revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods
	2016		2015		2016 Compared to 2015
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Revenues:
Subscriptions and transactions	$52,132	62.7	$46,197	55.7	$5,935	12.8
Software licenses	2,121	2.6	4,115	5.0	(1,994)	(48.5)
Service and maintenance	27,673	33.3	30,784	37.1	(3,111)	(10.1)
Other	1,158	1.4	1,785	2.2	(627)	(35.1)

Total revenues	$83,084	100.0	$82,881	100.0	$203	0.2

Subscriptions and Transactions. Revenues for the three months ended September 30, 2016 were unfavorably impacted by $1.5 million due to the impact of foreign currency exchange rates. The overall revenue increase of $5.9 million, inclusive of the impact of unfavorable foreign currency exchange rates for the three months ended September 30, 2016, as compared to the same period in the prior fiscal year, was due principally to increases in revenue contribution from our Digital Banking segment of $2.1 million and increases in revenue from our legal spend management and Paymode-X solutions. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of increased revenue from our legal spend management, financial messaging, digital banking and Paymode-X solutions.

Software Licenses. Revenue from software licenses decreased in the three months ended September 30, 2016 as compared to the same period in the prior fiscal year, primarily as a result decreases in revenue from our Digital Banking segment of $1.1 million and decreases in North American payments and transactional documents revenue of $0.6 million and European payments and transactional documents revenue of $0.3 million. We expect software license revenues to increase during the remainder of fiscal year 2017, principally as a result of increased software license revenue from our Payments and Transactional Documents segment.

Service and Maintenance. Service and maintenance revenues for the three months ended September 30, 2016 were unfavorably impacted by $1.7 million due to the impact of foreign exchange rates. The overall decrease in service and maintenance revenues, inclusive of the impact of foreign currency exchange rates, for the three months ended September 30, 2016 as compared to the same period in the prior fiscal year was primarily the result of decreases in revenue from our European payments and transactional documents solutions of $1.8 million, our North American payments and transactional documents solutions of $0.8 million and collectively from our financial messaging solutions of $0.6 million. We expect that service and maintenance revenues will decrease during the remainder of the fiscal year primarily as a result of our continued de-emphasis of customized digital banking projects.

Other. Our other revenues consist principally of equipment and supplies sales which remained minor components of our overall revenue. We expect that other revenues will remain relatively consistent during the remainder of the fiscal year.

Cost of revenues by category

	Three Months Ended September 30,				Increase (Decrease) Between Periods
	2016		2015		2016 Compared to 2015
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Cost of revenues:
Subscriptions and transactions	$23,886	28.7	$20,734	25.0	$3,152	15.2
Software licenses	128	0.1	288	0.3	(160)	(55.6)
Service and maintenance	13,285	16.0	12,978	15.7	307	2.4
Other	878	1.1	1,335	1.6	(457)	(34.2)

Total cost of revenues	$38,177	45.9	$35,335	42.6	$2,842	8.0

Gross profit	$44,907	54.1	$47,546	57.4	$(2,639)	(5.6)

Subscriptions and Transactions. Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs increased slightly to 46% of subscription and transactions revenues in the three months ended September 30, 2016 compared to 45% of subscriptions and transactions revenues in the three months ended September 30, 2015, primarily due to decreased subscriptions and transactions gross margins in our financial messaging solutions, offset in part by increased gross margins in our legal spend management, Paymode-X and digital banking solutions. We expect that subscriptions and transactions costs will decrease slightly as a percentage of subscriptions and transactions revenue during the remainder of the fiscal year.

Software Licenses. Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased slightly to 6% of software license revenues in the three months ended September 30, 2016 as compared to 7% of software license revenue in the three months ended September 30, 2015. We expect that software license costs will remain consistent, as a percentage of software license revenues, during the remainder of the fiscal year.

Service and Maintenance. Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 48% of service and maintenance revenues in the three months ended September 30, 2016 as compared to 42% of service and maintenance revenues in the three months ended September 30, 2015. The increase in costs as a percent of service and maintenance revenues was driven principally by the decrease in service and maintenance revenue in our European and North American payments and transactional documents solutions. We expect that service and maintenance costs will increase slightly as a percentage of service and maintenance revenues, during the remainder of the fiscal year.

Other. Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business. We expect that other costs will remain relatively consistent as a percentage of other revenues for the remainder of the fiscal year.

Operating Expenses

	Three Months Ended September 30,				Increase (Decrease) Between Periods
	2016		2015		2016 Compared to 2015
	(in thousands)	As % of total Revenues	(in thousands)	As % of total Revenues	(in thousands)%
Operating expenses:
Sales and marketing	$18,875	22.7	$20,155	24.3	$(1,280)	(6.4)
Product development and engineering	12,935	15.6	11,260	13.6	1,675	14.9
General and administrative	12,704	15.3	8,823	10.6	3,881	44.0
Amortization of intangible assets	6,285	7.5	7,279	8.8	(994)	(13.7)

Total operating expenses	$50,799	61.1	$47,517	57.3	$3,282	6.9

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses decreased in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily as a result of a decrease in employee related costs of $0.7 million and decreases in advertising expenses of $0.3 million and travel related expenses of $0.2 million. We expect that sales and marketing expenses will remain relatively consistent over the remainder of the fiscal year.

Product Development and Engineering. Product development and engineering expenses consist primarily of personnel costs to support product development which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 increased principally as a result of an increase in headcount related costs. We expect that product development and engineering expenses will remain relatively consistent during the remainder of the fiscal year as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our digital banking and legal spend management solutions as well as our European product offerings.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to an increase in costs associated with global internal system implementations of $2.2 million, increased acquisition related costs of $1.0 million and increased employee related costs of $0.7 million. We expect general and administrative expenses will increase during the remainder of the fiscal year, principally as a result of our on-going internal system initiatives.

Amortization of Intangible Assets. We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 occurred as a result of amortization rates decreasing over the underlying asset lives. We expect that total amortization expense for acquired intangible assets for fiscal year 2017 will be approximately $24.5 million.

Other Expense, Net

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2016	2015	2016 Compared to 2015
	(in thousands)			%
Interest income	$154	$124	$30	24.2
Interest expense	(4,040)	(3,835)	(205)	(5.3)
Other expense, net	(49)	40	(89)	(222.5)

Other expense, net	$(3,935)	$(3,671)	$(264)	(7.2)

Other Expense, Net. For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, interest income increased slightly. The increase in interest expense is due to increased amortization of our debt discount. The decrease in other expense is due to an increase in foreign exchange rate losses incurred in the three months ended September 30, 2016 compared with the three months ended September 30, 2015.

Provision for Income Taxes

We recorded income tax expense of $0.7 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively. The income tax expense for the three months ended September 30, 2016 was principally due to tax expense associated with our US and UK operations, offset in part by a tax benefit associated with our Swiss and Israeli operations. Our tax expense for the three months ended September 30, 2016 was offset in part by a discrete tax benefit of approximately $0.1 million from the enactment of legislation that decreased UK income tax rates. The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the three months ended September 30, 2015 was principally due to tax expense associated with our US and UK operations, offset in part by a tax benefit associated with our Swiss and Israeli operations.

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities, the sale of our common stock and the issuance of the Notes in December 2012. We have generated positive operating cash flows in each of our last 15 completed fiscal years. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future.

In addition to our operating cash requirements, we will require cash to pay interest on the Notes and to make principal payments on the Notes at maturity or upon conversion. We are permitted to settle any conversion obligation under the Notes in excess of the principal balance in either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. We believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our future cash obligations. If our existing cash resources along with cash generated from operations is insufficient to satisfy our funding requirements we may need to sell additional equity or debt securities or seek other financing arrangements. It is our expectation that prior to December 31, 2016 we will have determined and secured our financing plans with respect to the Notes, which mature in December 2017. Although we believe based on our operations today that we will be successful in obtaining any financing necessary to satisfy the Notes upon maturity, we cannot be certain that financing alternatives will be available in amounts or at terms that are acceptable to us, or available to us at all.

One of our goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the three months ended September 30, 2016 and 2015 are summarized in the tables below:

	September 30,	June 30,
	2016	2016
	(in thousands)

Cash and cash equivalents	$98,706	$97,174
Marketable securities	29,182	35,209
Long-term Debt (1)	173,229	169,857

(1)	Our long-term debt consists of the Notes. The Notes are shown on our Consolidated Balance Sheets at their carrying value, which represents the principal balance of $189.8 million less unamortized discount and debt issuance costs.

	September 30,
	2016	2015
	(in thousands)

Cash provided by operating activities	$8,497	$10,926
Cash used in investing activities	(4,028)	(6,830)
Cash used in financing activities	(2,380)	(19,892)
Effect of exchange rates on cash	(557)	(1,230)

Cash, cash equivalents and marketable securities. At September 30, 2016 our cash and cash equivalents of $98.7 million consisted primarily of cash deposits held at major banks and money market funds. The $1.5 million increase in cash and cash equivalents at September 30, 2016 from June 30, 2016 was primarily due to cash provided by operating activities of $8.5 million and proceeds from the sale of available-for-sale securities of $13.5 million, offset in part by cash of $9.9 million used for capital expenditures, including capitalization of software costs, cash used for purchases of available-for-sale securities of $7.6 million and cash used to repurchase shares of our common stock for an aggregate purchase price of $3.8 million.

At September 30, 2016 our marketable securities of $29.2 million consisted primarily of US treasury notes, residential mortgage-backed securities and US corporate debt securities.

Cash, cash equivalents and marketable securities included approximately $44.2 million held by our foreign subsidiaries as of September 30, 2016. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, the amounts would generally become subject to tax in the US to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the US was made.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Decreases in the foreign currency exchange rates of the British Pound, Swiss Franc, and Australian Dollar to the US Dollar decreased our overall cash balances by approximately $0.6 million in the quarter ended September 30, 2016. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Cash generated from operating activities primarily relates to our net loss less the impact of non-cash expenses and changes in working capital. Cash generated from operations decreased by $2.4 million in the three months ended September 30, 2016 versus the same period in the prior fiscal year. In addition to the increase in our net loss for the three months ended September 30, 2016 versus the same period in the prior fiscal year of $6.3 million, the decrease in cash generated from operations was primarily related to an increase in cash used by deferred revenue of $4.6 million, an increase in cash used by prepaid expenses of $0.9 million and an increase in cash used by accounts payable of $0.4 million, offset in part by an increase in cash provided by accounts receivable of $5.4 million, cash provided by other assets of $1.2 million and a decrease in cash used by accrued expenses of $1.6 million and other liabilities of $0.8 million.

At September 30, 2016, we had US net operating loss carryforwards of $88.9 million, which expire at various times through fiscal year 2037, Canadian net operating loss carryforwards of $0.4 million, which expire principally in fiscal year 2035, and other foreign net operating loss carryforwards of $12.9 million, primarily in Europe, which have no statutory expiration date. We also have approximately $5.5 million of research and development tax credit carryforwards available which expire at various points through fiscal year 2037. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At September 30, 2016, a portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. The $2.8 million decrease in net cash used in investing activities for the three months ended September 30, 2016 versus the same period in the prior fiscal year was primarily due to an increase in cash provided by proceeds from sales of available-for-sale securities of $9.7 million partially offset by an increase in the cash used for the purchase of available-for-sale securities of $2.8 million and an increase in the cash of $4.1 million used for capital expenditures, including capitalization of software costs.

Financing Activities. The decrease in cash used in financing activities for the three months ended September 30, 2016 as compared to the same period in the prior fiscal year was due to a decrease in cash used to repurchase our common stock of $17.6 million.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of September 30, 2016:

	Payment Due by Fiscal Year
	2017	2018-2019	2020-2021	Thereafter	Total
	(in thousands)
Long-term debt:
Principal payment (due December 2017)	$—	$189,750	$—	$—	$189,750
Interest payments	2,846	1,423	—	—	4,269
Operating leases	4,011	9,535	7,549	9,314	30,409
Purchase commitments	5,366	10,426	666	—	16,458

Total contractual obligations	$12,223	$211,134	$8,215	$9,314	$240,886

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.4 million, has been excluded from the table above. These amounts have been excluded because, as of September 30, 2016, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2017 which is $1.6 million based on foreign exchange rates in effect on September 30, 2016. We are unable to estimate contribution amounts for periods after fiscal year 2017.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2016 we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including interest rate changes, foreign currency exchange rate fluctuations, and derivative instruments classification. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. Also, we have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate fluctuations. There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 as filed with the SEC on August 29, 2016, which is incorporated herein by reference.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors below do not reflect material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

Acquisitions could disrupt our business and harm our financial condition

An active acquisition program is an important element of our corporate strategy. We have been an acquisitive company historically, and we expect to continue to make acquisitions in the future. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

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

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations and our future growth rates and success are in part dependent on our continued growth and success in international markets. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	currency exchange rate fluctuations, particularly with the British Pound Sterling, the Swiss Franc, the European Euro, the Israeli Shekel and the Australian Dollar;

•	difficulties and costs of staffing and managing foreign operations;

•	differing regulatory and industry standards and certification requirements;

•	the complexities of tax laws in foreign jurisdictions;

•	the complexities of foreign data privacy laws and regulations;

•	the complexities of various sanctions regimes and related commercial restrictions

•	reduced protection for intellectual property rights in some countries; and

•	import or export licensing requirements.

We are subject to the political, economic and security conditions in Israel

We have a subsidiary headquartered in Tel Aviv, Israel. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its neighbors. During the past several years, Israel has experienced periodic armed conflicts which have involved missile strikes into Israel and which at times have disrupted day-to-day civilian activity in Israel.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom and in continental Europe and, to a lesser extent, in the Asia-Pacific and Middle East regions. During the three months ended September 30, 2016, approximately 40% of our revenues and 41% of our operating expenses were attributable to customers or operations located outside of North America. During the three months ended September 30, 2016 as compared to the three months ended September 30, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased. Future appreciation of the US Dollar against the British Pound Sterling, Swiss Franc, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses associated with our operations in those regions.

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

Certain derivative instruments issued in connection with the notes were classified within stockholders’ equity at September 30, 2016. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016			—
August 1, 2016 - August 31, 2016			—	$—
September 1, 2016 - September 30, 2016	214,111	$23.21	214,111	$55,030,484

Total	214,111		214,111	$55,030,484

(1)	On July 8, 2016 our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $60 million. This program expires on July 8, 2018.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 8, 2016	By:	/S/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporate by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filer Date	Filed Herewith

10.1	Amendment No. 4 to 2009 Stock Incentive Plan					X

10.2	Executive Retention Agreement dated as of August 5, 2016 between the Registrant and John F. Kelly	8-K	000-25259	10.1	8/5/2016

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Presentation Linkbase Document					X

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and June 30, 2016, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.