Form 10-Q
period 2016-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2017-02-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2017 was 40,559,177.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	December 31,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$99,612	$97,174
Marketable securities	15,609	35,209
Accounts receivable net of allowances for doubtful accounts of $848 at December 31, 2016 and $982 at June 30, 2016	58,032	61,773
Deferred tax assets	—	6,244
Prepaid expenses and other current assets	16,818	16,141

Total current assets	190,071	216,541
Property and equipment, net	53,665	51,029
Goodwill	188,983	202,028
Intangible assets, net	150,553	164,930
Other assets	18,207	16,682

Total assets	$601,479	$651,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,431	$10,218
Accrued expenses	24,324	27,512
Deferred revenue	59,092	74,332
Convertible senior notes	176,657	—

Total current liabilities	269,504	112,062
Convertible senior notes	—	169,857
Deferred revenue, non-current	21,197	19,086
Deferred income taxes	15,907	28,147
Other liabilities	26,612	27,271

Total liabilities	333,220	356,423
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-42,238 at December 31, 2016 and 41,602 at June 30, 2016; outstanding shares-37,817 at December 31, 2016 and 37,770 at June 30, 2016	42	42
Additional paid-in-capital	608,717	591,800
Accumulated other comprehensive loss	(46,608)	(37,668)
Treasury stock: 4,421 shares at December 31, 2016 and 3,832 shares at June 30, 2016, at cost	(89,483)	(75,832)
Accumulated deficit	(204,409)	(183,555)

Total stockholders’ equity	268,259	294,787

Total liabilities and stockholders’ equity	$601,479	$651,210

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues:
Subscriptions and transactions	$55,644	$48,632	$107,776	$94,829
Software licenses	3,492	5,862	5,613	9,977
Service and maintenance	25,920	29,913	53,593	60,697
Other	1,672	1,641	2,830	3,426

Total revenues	86,728	86,048	169,812	168,929
Cost of revenues:
Subscriptions and transactions	24,782	21,373	48,668	42,107
Software licenses	196	288	324	576
Service and maintenance	13,416	13,291	26,701	26,269
Other	1,178	1,155	2,056	2,490

Total cost of revenues	39,572	36,107	77,749	71,442

Gross profit	47,156	49,941	92,063	97,487
Operating expenses:
Sales and marketing	19,325	22,280	38,200	42,435
Product development and engineering	13,082	11,765	26,017	23,025
General and administrative	11,772	9,422	24,476	18,245
Amortization of intangible assets	6,090	7,215	12,375	14,494
Goodwill impairment charge	7,529	—	7,529	—

Total operating expenses	57,798	50,682	108,597	98,199

Loss from operations	(10,642)	(741)	(16,534)	(712)
Other expense, net	(4,182)	(3,856)	(8,117)	(7,527)

Loss before income taxes	(14,824)	(4,597)	(24,651)	(8,239)
Income tax provision (benefit)	(4,478)	642	(3,797)	1,253

Net loss	$(10,346)	$(5,239)	$(20,854)	$(9,492)

Basic and diluted net loss per share:	$(0.27)	$(0.14)	$(0.55)	$(0.25)

Shares used in computing basic and diluted net loss per share:	37,769	37,774	37,854	37,889

Other comprehensive loss, net of tax:
Unrealized loss on available for sale securities	(49)	(76)	(106)	(68)
Minimum pension liability adjustments	610	63	625	179
Foreign currency translation adjustments	(8,402)	(3,943)	(9,459)	(10,528)

Other comprehensive loss, net of tax:	(7,841)	(3,956)	(8,940)	(10,417)

Comprehensive loss	$(18,187)	$(9,195)	$(29,794)	$(19,909)

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2016	2015
Operating activities:
Net loss	$(20,854)	$(9,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquired intangible assets	12,375	14,494
Stock compensation expense	16,855	15,466
Depreciation and amortization	8,241	6,325
Goodwill impairment charge	7,529	—
Deferred income tax benefit	(5,200)	(1,816)
Provision for allowances on accounts receivable	14	232
Excess tax benefits associated with stock compensation	(64)	(76)
Amortization of debt issuance costs	618	592
Amortization of debt discount	6,208	5,782
Amortization of premium on investments	148	143
(Gain) loss on disposal of equipment	36	(1)
Write down of fixed assets	—	17
(Gain) loss on foreign exchange	(122)	116
Changes in operating assets and liabilities:
Accounts receivable	2,519	1,118
Prepaid expenses and other current assets	(956)	347
Other assets	520	(2,074)
Accounts payable	(209)	(877)
Accrued expenses	305	77
Deferred revenue	(11,155)	(3,146)
Other liabilities	706	50

Net cash provided by operating activities	17,514	27,277
Investing activities:
Acquisition of businesses and assets, net of cash acquired	—	(1,263)
Purchases of cost-method investments	—	(3,510)
Purchases of held-to-maturity securities	—	(105)
Proceeds from sales of held-to-maturity securities	—	105
Purchase of available-for-sale securities	(8,833)	(7,500)
Proceeds from sales of available-for-sale securities	28,178	6,736
Capital expenditures, including capitalization of software costs	(15,345)	(12,791)
Proceeds from disposal of property and equipment	—	7

Net cash provided by (used in) investing activities	4,000	(18,321)
Financing activities:
Repurchase of common stock	(14,971)	(23,938)
Debt issuance costs related to credit facility	(2,137)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,412	1,691
Excess tax benefits associated with stock compensation	64	76

Net cash used in financing activities	(15,632)	(22,171)
Effect of exchange rate changes on cash	(3,444)	(1,929)

Increase (decrease) in cash and cash equivalents	2,438	(15,144)
Cash and cash equivalents at beginning of period	97,174	121,163

Cash and cash equivalents at end of period	$99,612	$106,019

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2016

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies (de), Inc. (referred to below as we, us, our, or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2017 (fiscal year 2017). For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 29, 2016.

Note 2—Recent Accounting Pronouncements

Recently Adopted Pronouncements

Development Stage Entities: In June 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update which eliminated the definition of a development stage entity and the financial reporting requirements specific to development stage entities. The update also eliminated an exception that previously existed in the consolidation accounting standard for determining whether a development stage entity had sufficient equity at risk and therefore was a variable interest entity (VIE). We adopted this standard effective July 1, 2016. Upon adoption, we were required to re-assess whether one of the entities in which we have an equity investment is a VIE. Based on that re-assessment, we concluded that this entity is a VIE, but that we are not the primary beneficiary, and therefore not required to consolidate the VIE. Accordingly, the adoption of this standard did not have a material impact on our financial statements.

Going Concern: In August 2014, the FASB issued an accounting standard update which requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This standard is applicable for our annual reporting in fiscal year 2017 and interim periods beginning July 1, 2017. We do not expect this standard to have a material effect on our financial statements, however, we may be required to provide additional disclosures required by the standard.

Cloud Computing Arrangements: In April 2015, the FASB issued an accounting standard update which provides guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license and, based on that determination, how to account for such arrangements. We adopted this standard effective July 1, 2016 on a prospective basis. The adoption of this standard did not have a material impact on our financial statements.

Debt Issuance Costs - Classification: In April 2015, the FASB issued an accounting standard update which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying value of the debt. We retrospectively adopted this standard effective July 1, 2016 and reclassified debt issuance costs from non-current assets to convertible senior notes in our consolidated balance sheets in all periods presented. Deferred debt issuance costs were approximately $1.1 million at December 31, 2016 and $1.7 million at June 30, 2016. Debt issuance costs related to our credit facility are classified as other assets in our consolidated balance sheets for all periods presented.

Deferred Taxes - Classification: In November 2015, the FASB issued an accounting standard update which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet. As a result, each separate tax jurisdiction will have one net tax position, either a noncurrent deferred tax asset or a noncurrent deferred tax liability. The standard is effective for us on July 1, 2017, with early adoption permitted. We elected to adopt this standard as of July 1, 2016 on a prospective basis. If we had adopted the standard retrospectively, the impact would have resulted in a $6.2 million reduction to current deferred tax assets and noncurrent deferred tax liabilities in our June 30, 2016 balance sheet. The adoption of this standard did not have an impact on our statements of comprehensive loss or cash flows.

Accounting Pronouncements to be Adopted

Revenue Recognition: In May 2014, the FASB issued an accounting standard update which provides for new revenue recognition guidance, superseding nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require significantly more judgment and estimation within the revenue recognition process than required under existing US GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. The new standard is also expected to significantly increase the financial statement disclosure related to revenue recognition. This standard is currently effective for us on July 1, 2018 (the first quarter of our fiscal year ending June 30, 2019 (fiscal year 2019)) using one of two methods of adoption, subject to the election of certain practical expedients: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) modified retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures.

We are continuing to evaluate the expected impact of this standard on our consolidated financial statements and currently plan to adopt the standard using the modified retrospective method. While our assessment of the impact of this standard is not complete, we currently believe that the most significant impact will be in two specific areas:

•	Under the new standard, vendor specific objective evidence (VSOE) will no longer be required to determine the fair value of elements in arrangement. As a result, the absence of VSOE in certain software arrangements will no longer result in strict revenue deferral. Absent a change in how we license our products, we believe that this will result in greater up-front recognition of software revenue for certain of our license arrangements.

•	Under the new standard, certain expenses we incur will require deferral and recognition over the period in which revenue is recognized, subject to certain exceptions. We believe that this will result in the deferral of certain fulfillment and commission costs associated with our SaaS offerings which would then be recognized as expense over a multi-year period; such costs are expensed directly as incurred today.

However, we are unable to quantify the impact of these outcomes at this time, nor can we ensure that our continuing analysis and interpretation of the standard will result in these financial reporting outcomes.

Financial Instruments - Classification and Measurement: In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available for sale as a component of other comprehensive income. Subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our fiscal year 2019) on a prospective basis. We are currently evaluating the anticipated impact of this standard on our financial statements.

Leases: In February 2016, the FASB issued an accounting standard update which requires balance sheet recognition of a lease liability and a corresponding right-of-use asset for all leases with terms longer than twelve months. The pattern of recognition of lease related revenue and expenses will be dependent on its classification. The updated standard requires additional disclosures to enable users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This standard is effective for us on July 1, 2019 (the first quarter of our fiscal year ending June 30, 2020) with early adoption permitted; adoption is on a modified retrospective basis. We anticipate that the adoption of this standard will have a material impact to our consolidated balance sheet due to the recognition of right of use assets and lease liabilities; however, we are still evaluating the anticipated impact of this standard on our financial statements.

Share-Based Compensation: In March 2016, the FASB issued an accounting standard update intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact of excess tax benefits and tax deficiencies, accounting for forfeitures, statutory tax withholding requirements and the presentation of excess tax benefits in the statement of cash flows. This standard is effective for us on July 1, 2017 (the first quarter of our fiscal year ending June 30, 2018) with early adoption permitted. We currently have significant excess tax benefits that have not been reflected as a component of our deferred tax assets since, under current accounting standards, these amounts are recognized only when they provide an actual reduction to currently payable income taxes. Under the new standard, we will be required to recognize excess tax benefits as a component of our deferred tax assets, subject to an assessment of whether such amounts are recoverable (a valuation allowance would be established against amounts assessed as non-recoverable). We are continuing to evaluate the impact of this standard on our financial statements.

Financial Instruments - Credit Losses: In June 2016, the FASB issued an accounting standard update that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments including trade receivables. The estimate of expected credit losses will require entities to incorporate historical information, current information and reasonable and supportable forecasts. This standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This standard is effective for us on July 1, 2020 (the first quarter of our fiscal year ending June 30, 2021) with early application permitted. We are currently evaluating the anticipated impact of this standard on our financial statements.

Statement of Cash Flows: In August and November of 2016, the FASB issued updates to the accounting standard which addresses the classification and presentation of certain cash receipts, cash payments and restricted cash in the statement of cash flows. The standard is effective for us on July 1, 2018 (the first quarter of our fiscal year ending June 30, 2019) and requires a retrospective approach. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the anticipated impact of this standard on our financial statements.

Income Taxes: In October 2016, the FASB issued an accounting standard update that requires entities to recognize the income tax effect on intra-entity transfers of non-inventory items when the transfer occurs. The standard is effective for us on July 1, 2018 (the first quarter of our fiscal year ending June 30, 2019), with early adoption permitted; adoption is on a modified retrospective basis. We do not currently believe that the adoption of this standard will have a material impact on our financial statements.

Consolidation: In October 2016, the FASB issued an accounting standard update to remove the requirement that a single decision maker consider, in its assessment of primary beneficiary, its indirect interest held through related parties under common control to be the equivalent of a direct interest in the VIE. Instead, indirect interest held through related parties under common control will be included in the primary beneficiary assessment based on proportionate basis, consistent with the indirect interest held through other parties. The standard is effective for us on July 1, 2017 (the first quarter of our fiscal year ending June 30, 2018), with early application permitted. We do not currently believe that the adoption of this standard will have a material impact on our financial statements.

Business Combinations: In January 2017, the FASB issued an accounting standard update to clarify the definition of a business and to provide guidance on determining whether an integrated set of assets and activities constitutes a business. The standard is effective for us July 1, 2018 (the first quarter of our fiscal year ending June 30, 2019), on a prospective basis. We do not currently believe that the adoption of this standard will have a material impact on our financial statements.

Goodwill Impairment: In January 2017, the FASB issued an accounting standard update to simplify the test for goodwill impairment which removes step 2 from the goodwill impairment test. Under the revised standard, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carry amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for us on July 1, 2020 (the first quarter of our fiscal year ending June 30, 2021) on a prospective basis, with early adoption permitted for periods beginning on or after January 1, 2017. We are currently evaluating the anticipated impact of this standard on our financial statements and the timing of adoption.

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

At December 31, 2016 and June 30, 2016, our assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2016				June 30, 2016
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (cash and cash equivalents)	$1,858	$—	$—	$1,858	$117	$—	$—	$117
Available for sale securities
Debt
US Corporate	$5,580	$—	$—	$5,580	$9,580	$—	$—	$9,580
Residential mortgage-backed	4,730	—	—	4,730	9,604	—	—	9,604
Government - US	5,237	—	—	5,237	15,962	—	—	15,962

Total available for sale securities	$15,547	$—	$—	$15,547	$35,146	$—	$—	$35,146

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and our 1.5% Convertible Senior Notes maturing on December 1, 2017 (the Notes) as more fully described in Note 10 Indebtedness. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at December 31, 2016 and June 30, 2016, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive loss in shareholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•	The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.4 million at both December 31, 2016 and June 30, 2016, which approximated their fair value.

•	We have certain other investments accounted for at cost. The carrying value of these investments was $7.7 million at both December 31, 2016 and June 30, 2016 and they are reported as a component of our other assets. These investments are recorded at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, we use all available financial information including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value may not be estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment and to do so would be impractical.

•	The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value (net of debt issuance costs) of the Notes, $176.7 million at December 31, 2016, will be accreted over the remaining term to maturity to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $197.0 million as of December 31, 2016. We estimated the fair value of the Notes by reference to quoted market prices; however, the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of December 31, 2016 and June 30, 2016.

	December 31, 2016			June 30, 2016
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	$62	$15,547	$15,609	$63	$35,146	$35,209

Total marketable securities	$62	$15,547	$15,609	$63	$35,146	$35,209

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities

December 31, 2016
(in thousands)
Due within 1 year	$9,420
Due in 1 year through 5 years	6,127

Total	$15,547

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity and view these investments as available to fund current operations. At December 31, 2016, the difference between the fair value of our available for sale securities and their amortized cost was not significant.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of December 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At December 31, 2016
	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
US Corporate	$3,751	$(7)
Residential mortgage-backed	4,230	(14)
Government—US	4,235	(17)

Total	$12,216	$(38)

Note 4—Other Investments

In December 2015, we made a $3.5 million investment in preferred stock of a privately held, early-stage technology company. We have the ability to exercise significant influence over this company; however, we have no ability to exert control. Investments in common stock or in-substance common stock, through which an investor has the ability to exercise significant influence over the operating or financial policies of the investee, are accounted for under the equity method of accounting. In-substance common stock is an investment that has risk and reward characteristics that are substantially similar to an entity’s common stock. The preferred stock underlying our investment is not in-substance common stock as its terms include a substantive liquidation preference not available to common stockholders. Accordingly, we accounted for our investment under the cost method of accounting, subject to periodic review for impairment. Impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. Our maximum investment exposure, which is determined based on the cost of our investment, is $3.5 million as of December 31, 2016. There were no indicators of impairment identified as of December 31, 2016.

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

Note 5—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net loss	$(10,346)	$(5,239)	$(20,854)	$(9,492)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	37,769	37,774	37,854	37,889

Basic and diluted net loss per share attributable to common stockholders	$(0.27)	$(0.14)	$(0.55)	$(0.25)

For the three and six months ended December 31, 2016, approximately 3.0 million and 3.1 million shares of unvested restricted stock and stock options, respectively, were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

For both the three and six months ended December 31, 2015, approximately 3.2 million shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

As more fully discussed in Note 10 Indebtedness, in December 2012 we issued the Notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the three and six months ended December 31, 2016, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

During the fiscal year ended June 30, 2016 (fiscal year 2016), we re-examined the aggregation of our operating segments and reclassified our cyber fraud and risk management and healthcare operating segments from the “Payments and Transactional Documents” reportable segment into an “Other” reportable segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

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

Digital Banking. Our Digital Banking segment provides solutions that are specifically designed for banking and financial institution customers. Our Digital Banking products are now sold predominantly on a subscription basis, which has the effect of contributing to recurring subscription and transaction revenue and the revenue predictability of future periods, but which also delays revenue recognition over a longer period.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of acquired intangible assets, impairment of goodwill, restructuring related charges, minimum pension liability adjustments, non-core charges related to our convertible notes, global enterprise resource planning (ERP) system implementation costs, charges related to reserves established or released against our deferred tax assets and other non-core or non-recurring gains and losses that arise from time to time. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

Segment information for the three and six months ended December 31, 2016 and 2015 according to the segment descriptions above, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$24,815	$28,970	$49,661	$56,386
Hosted Solutions	38,032	34,887	73,589	68,757
Digital Banking	19,464	16,943	37,650	34,274
Other	4,417	5,248	8,912	9,512

Total segment revenue	$86,728	$86,048	$169,812	$168,929

Segment measure of profit (loss):
Payments and Transactional Documents	$7,617	$8,362	$15,193	$16,152
Hosted Solutions	6,778	6,282	12,231	12,856
Digital Banking	1,043	1,255	1,068	3,118
Other	(913)	26	(1,358)	(882)

Total measure of segment profit	$14,525	$15,925	$27,134	$31,244

A reconciliation of the measure of segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)
Total measure of segment profit	$14,525	$15,925	$27,134	$31,244
Less:
Amortization of acquired intangible assets	(6,090)	(7,215)	(12,375)	(14,494)
Goodwill impairment charge	(7,529)	—	(7,529)	—
Stock-based compensation expense	(8,656)	(7,878)	(16,855)	(15,466)
Acquisition and integration related expenses	(522)	(159)	(1,771)	(269)
Restructuring expenses	—	(854)	—	(874)
Minimum pension liability and related adjustments	(264)	(38)	(541)	(74)
Global ERP system implementation costs	(2,106)	(522)	(4,597)	(779)
Other expense, net	(4,182)	(3,856)	(8,117)	(7,527)

Loss before income taxes	$(14,824)	$(4,597)	$(24,651)	$(8,239)

The following depreciation expense amounts are included in the segment measure of profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)
Depreciation and other amortization expense:
Payments and Transactional Documents	$749	$715	$1,554	$1,407
Hosted Solutions	1,860	1,465	3,700	2,889
Digital Banking	1,436	947	2,806	1,805
Other	109	121	181	224

Total depreciation and other amortization expense	$4,154	$3,248	$8,241	$6,325

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)
North America	$56,190	$49,366	$106,712	$97,962
United Kingdom	19,313	24,802	40,144	47,634
Continental Europe	9,182	9,683	18,534	19,135
Asia-Pacific and Middle East	2,043	2,197	4,422	4,198

Total revenues from unaffiliated customers	$86,728	$86,048	$169,812	$168,929

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	At December 31,	At June 30,
	2016	2016
	(in thousands)
Long-lived assets:
North America	$59,661	$55,208
United Kingdom	8,093	8,499
Continental Europe	2,090	1,924
Asia-Pacific and Middle East	2,028	2,080

Total long-lived assets	$71,872	$67,711

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

We recorded an income tax benefit of $4.5 million and an income tax expense of $0.6 million for the three months ended December 31, 2016 and 2015, respectively. The income tax benefit for the three months ended December 31, 2016 was due to a discrete tax benefit in Switzerland of $4.5 million related to the impairment of its investment in Intellinx Ltd. (a wholly owned subsidiary). We also recorded tax expense associated with our US and UK operations, offset by a tax benefit associated with our Swiss and Israeli operations. The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the three months ended December 31, 2015 was principally due to tax expense associated with our US and UK operations, offset in part by a tax benefit associated with our Swiss and Israeli operations and by a discrete tax benefit of approximately $0.2 million from the enactment of legislation that decreased UK income tax rates.

We recorded an income tax benefit of $3.8 million and income tax expense of $1.3 million for the six months ended December 31, 2016 and 2015, respectively. The income tax benefit for the six months ended December 31, 2016 was primarily due to a discrete tax benefit in Switzerland of $4.5 million related to the impairment of its investment in Intellinx Ltd. We also recorded tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss and Israeli operations. The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the six months ended December 31, 2015 was principally due to tax expense associated with our US and UK operations, offset in part by a tax benefit associated with our Swiss and Israeli operations and by a discrete tax benefit of approximately $0.2 million from the enactment of legislation that decreased UK income tax rates.

We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.3 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers many different factors, including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. We establish a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. This is inherently judgmental, since we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. The particularly sensitive component of our evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction.

At December 31, 2016, we have recorded a $33.7 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts.

In November 2016, the Internal Revenue Service commenced an audit on our fiscal 2015 US federal tax return, a process that we anticipate will take several quarters to complete.

Note 8—Goodwill and Other Intangible Assets

We perform an impairment test of goodwill during the fourth quarter of each fiscal year or whenever indicators of potential impairment arise. We had identified our Intellinx reporting unit as being at heightened risk of impairment in prior periods and based on our most recent impairment testing, during the fourth quarter of the year ended June 30, 2016, the excess of fair value over the carrying value of our Intellinx reporting unit was 14%. Our Intellinx reporting unit is a component of our Other reportable segment. In the second quarter of fiscal year 2017, based on continued shortfalls of revenue, we performed the first step of the goodwill impairment test for the Intellinx reporting unit and determined the fair value was lower than its respective carrying value.

Accordingly, we performed the second step of the goodwill impairment test which compares the estimated fair value of a reporting unit’s goodwill to its carrying value. As a result of this test, we recorded a non-cash, pretax, goodwill impairment charge of $7.5 million, which is our preliminary estimate of goodwill impairment. The impairment charge is based on a preliminary analysis and may be subject to material adjustments. During our third quarter ending March 31, 2017, we intend to complete the impairment test and any change in the calculation of goodwill impairment will be recorded as a change in estimate during that quarter. The goodwill impairment charge does not affect our liquidity or the financial covenants in any of our outstanding debt agreements. The primary driver of this impairment charge was related to revenue estimates being below the revenue estimates we made at the time of our Intellinx acquisition (January 2015).

In calculating the goodwill impairment charge recorded during the second quarter of fiscal year 2017, we completed a discounted cash flow model associated with our Intellinx business, including the amount and timing of future expected cash flows, tax attributes, a terminal value growth rate and an appropriate market-participant, risk-adjusted, weighted average cost of capital in each case using estimates that we considered to be reasonable and appropriate.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
		(in thousands)		(in years)
Amortized intangible assets:
Customer related	$185,555	$(113,730)	$71,825	9.1
Core technology	128,945	(68,368)	60,577	9.2
Other intangible assets	20,217	(14,392)	5,825	6.1
Capitalized software development costs	14,572	(2,246)	12,326	5.5

Total	$349,289	$(198,736)	$150,553

Unamortized intangible assets:
Goodwill			188,983

Total intangible assets			$339,536

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
		(in thousands)		(in years)
Amortized intangible assets:
Customer related	$190,549	$(110,356)	$80,193	9.6
Core technology	130,434	(64,591)	65,843	9.5
Other intangible assets	20,469	(13,320)	7,149	6.1
Capitalized software development costs	12,993	(1,248)	11,745	6.0

Total	$354,445	$(189,515)	$164,930

Unamortized intangible assets:
Goodwill			202,028

Total intangible assets			$366,958

Estimated amortization expense for fiscal year 2017 and subsequent fiscal years for acquired intangible assets is as follows:

(in thousands)
2017	$24,142
2018	20,138
2019	18,229
2020	16,180
2021	14,661
2022 and thereafter	57,251

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

(in thousands)
2017	$2,032
2018	2,070
2019	2,070
2020	2,069
2021	2,069
2022 and thereafter	2,069

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Hosted Solutions	Digital Banking	Other	Total
			(in thousands)
Balance at June 30, 2016	$60,852	$89,573	$35,880	$15,723	$202,028
Goodwill impairment	—	—	—	(7,529)	(7,529)
Impact of foreign currency translation	(1,405)	(4,111)	—	—	(5,516)

Balance at December 31, 2016	$59,447	$85,462	$35,880	$8,194	$188,983

There can be no assurance that there will not be impairment charges in future periods as a result of future impairment reviews. To the extent that future impairment charges occur it would likely have a material impact on our financial results. At December 31, 2016, the carrying value of goodwill for all of our reporting units was $189.0 million.

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

Note 10—Indebtedness

Credit Agreement

On December 9, 2016, we (as borrower) and certain of our existing and future domestic material restricted subsidiaries (the Guarantors) entered into a credit agreement (the Credit Agreement) with Bank of America, N.A. and certain other lenders (the Lenders).

Subject to the terms and conditions set forth in the Credit Agreement, the Lenders have provided us with a five-year revolving credit facility in the amount of up to $300 million (the Credit Facility). Under the Credit Agreement, we also have the right to request an increase of the aggregate commitments under the Credit Facility by up to $150 million without the consent of any Lenders not participating in such increase, subject to specified conditions.

The proceeds of the Credit Facility may be used for lawful corporate purposes of Bottomline and its subsidiaries, including acquisitions, share buybacks, capital expenditures, the repayment or refinancing of indebtedness, redemption of the Notes and general corporate purposes. The Credit Facility is available for the issuance of up to $20 million of letters of credit and up to $20 million of swing line loans. The Credit Facility will terminate on December 8, 2021.

Loans outstanding under the Credit Facility will bear interest, at our option, at either (i) a Eurodollar rate plus a margin of between 1.50% and 2.25% (which is initially 1.75%) based on the Consolidated Net Leverage Ratio (as defined in the Credit Agreement), or (ii) a base rate plus a margin of between 0.50% and 1.25% (which is initially 0.75%) based on the Consolidated Net Leverage Ratio. Loans under the Credit Agreement may be prepaid at par and commitments under the Credit Agreement may be reduced at any time, in whole or in part, without premium or penalty (except for LIBOR breakage costs).

The Credit Facility is guaranteed by the Guarantors and is secured by substantially all of our domestic assets and those of the Guarantors, including a pledge of all of the shares of capital stock of the Guarantors and 65% of the shares of the capital stock of our first-tier foreign subsidiaries or those of any Guarantor, in each case subject to certain exceptions as set forth in the Credit Agreement. The collateral does not include, among other things, any real property or the capital stock or any assets of any unrestricted subsidiary.

The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.75 to 1.00, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2018; (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00; and (c) a minimum liquidity requirement at all times that the Notes are outstanding.

The Credit Agreement also contains customary events of default and related cure provisions. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies on behalf of the Lenders, including the acceleration of any outstanding loans.

Convertible Senior Notes

On December 12, 2012, we issued $189.8 million aggregate principal amount of the Notes, inclusive of the underwriters’ exercise in full of their over-allotment option of $24.8 million. Cash interest at a rate of 1.50% per year began to accrue on December 12, 2012 and is payable semi-annually on June 1 and December 1 of each year beginning on June 1, 2013. We received net proceeds from the offering of approximately $167.3 million after adjusting for debt issue costs, including the underwriting discount, and the net cash used to purchase the Note Hedges and sell the Warrants which are discussed below.

The Notes were issued under an indenture dated December 12, 2012 (the Base Indenture) by and between us and The Bank of New York Mellon Trust Company, N.A., as Trustee and a First Supplemental Indenture dated December 12, 2012 (the First Supplemental Indenture) by and between us and the Trustee (the Base Indenture and the First Supplemental Indenture are collectively referred to as the Indenture). There are no financial or operating covenants relating to the Notes.

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

Holders may convert their Notes at their option, prior to the close of business on the business day immediately preceding June 1, 2017, in multiples of $1,000 principal amount, only under the following circumstances:

•	during any calendar quarter commencing after the calendar quarter ending on March 31, 2013 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•	during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of the convertible notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each trading day; or

•	upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of our assets.

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at December 31, 2016, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

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

The net carrying amount of the Notes at December 31, 2016 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(12,008)
Unamortized debt issuance costs	(1,085)

Net carrying value	$176,657

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the Notes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Contractual interest expense (cash)	$712	$711	$1,424	$1,423
Amortization of debt discount (non-cash)	3,132	2,917	6,208	5,782
Amortization of debt issue costs (non-cash)	296	296	592	592

	$4,140	$3,924	$8,224	$7,797

Effective interest rate of the liability component	8.10%	7.65%	8.04%	7.59%

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

Note 11—Derivative Instruments

Our derivative instruments for the quarter ended December 31, 2016 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10 Indebtedness. As of December 31, 2016, each of these instruments continued to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements, we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Note 12—Postretirement and Other Employee Benefits

Defined Benefit Pension Plan

We sponsor a retirement plan for our Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under US GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan include the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)
Components of net periodic cost
Service cost	$732	$563	$1,482	$1,141
Interest cost	31	120	63	243
Prior service credit	(22)	(22)	(45)	(45)
Net actuarial loss	161	17	326	35
Expected return on plan assets	(219)	(199)	(443)	(403)

Net periodic cost	$683	$479	$1,383	$971

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Without limiting the foregoing, the words may, will, should, could, expects, plans, intends, anticipates, believes, estimates, predicts, potential and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to and including the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

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

Financial Highlights

For the six months ended December 31, 2016, our revenue increased to $169.8 million from $168.9 million in the same period of the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment of $4.8 million and Digital Banking segment of $3.4 million, partially offset by decreased revenue in our Payments and Transactional Documents segment of $6.7 million and Other segment of $0.6 million. Increased revenue from our legal spend management and Paymode-X solutions accounted for the revenue increase in our Hosted Solutions segment. The Digital Banking segment’s revenue increase was primarily due to increased subscription and transaction revenue from our cloud based solutions. The revenue decrease in our Payments and Transactional Documents segment was related to lower European and North American software license revenue and service and maintenance revenue in our payment and document automation products. Our revenue for the six months ended December 31, 2016 was unfavorably impacted by $8.1 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling which depreciated against the US Dollar as compared to the prior year.

We incurred a net loss of $20.9 million in the six months ended December 31, 2016 compared to a net loss of $9.5 million in the same period of the prior year. Our net loss for the six months ended December 31, 2016 was affected by the impact of decreased gross margins of $5.4 million and increased operating expenses of $10.4 million. The decrease in gross margins was primarily driven by decreases in revenue in our Payments and Transactional Documents and Other segments. The increase in our operating expenses was due primarily to a goodwill impairment charge of $7.5 million, global enterprise resource planning (ERP) implementation costs of $4.6 million, which do not qualify for capitalization, and acquisition related costs of $1.8 million. Our operating expenses for the six months ended December 31, 2016 were favorably impacted by $2.9 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling which depreciated against the US Dollar as compared to the prior year.

In the six months ended December 31, 2016, we derived approximately 38% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

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

New Credit Agreement

On December 9, 2016, we (as borrower) and certain of our domestic subsidiaries (as guarantors) entered into a credit agreement with Bank of America, N.A. and certain other lenders. Please refer to Note 10 Indebtedness to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details regarding this matter.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, please refer to Note 2 Recent Accounting Pronouncements to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three and Six months ended December 31, 2016 Compared to the Three and Six months ended December 31, 2015

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

During the fiscal year ended June 30, 2016, we re-examined the aggregation of our operating segments and reclassified our cyber fraud and risk management and healthcare operating segments from the “Payments and Transactional Documents” reportable segment into an “Other” reportable segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, these changes are reflected for all periods presented.

The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)				(Dollars in thousands)
Segment revenue:
Payments and Transactional Documents	$24,815	$28,970	$(4,155)	(14.3)%	$49,661	$56,386	$(6,725)	(11.9)%
Hosted Solutions	38,032	34,887	3,145	9.0%	73,589	68,757	4,832	7.0%
Digital Banking	19,464	16,943	2,521	14.9%	37,650	34,274	3,376	9.9%
Other	4,417	5,248	(831)	(15.8)%	8,912	9,512	(600)	(6.3)%

Total revenues	$86,728	$86,048	$680	0.8%	$169,812	$168,929	$883	0.5%

Segment measure of profit:
Payments and Transactional Documents	$7,617	$8,362	$(745)	(8.9)%	$15,193	$16,152	$(959)	(5.9)%
Hosted Solutions	6,778	6,282	496	7.9%	12,231	12,856	(625)	(4.9)%
Digital Banking	1,043	1,255	(212)	(16.9)%	1,068	3,118	(2,050)	(65.7)%
Other	(913)	26	(939)	(3,611.5)%	(1,358)	(882)	(476)	54.0%

Total measure of segment profit	$14,525	$15,925	$(1,400)	(8.8)%	$27,134	$31,244	$(4,110)	(13.2)%

A reconciliation of the measure of segment profit to our GAAP loss for the three and six months ended December 31, 2016 and 2015, before the provision for income taxes, is as follows

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)
Total measure of segment profit	$14,525	$15,925	$27,134	$31,244
Less:
Amortization of acquired intangible assets	(6,090)	(7,215)	(12,375)	(14,494)
Goodwill impairment charge	(7,529)	—	(7,529)	—
Stock-based compensation expense	(8,656)	(7,878)	(16,855)	(15,466)
Acquisition and integration related expenses	(522)	(159)	(1,771)	(269)
Restructuring expenses	—	(854)	—	(874)
Minimum pension liability and related adjustments	(264)	(38)	(541)	(74)
Global ERP system implementation costs	(2,106)	(522)	(4,597)	(779)
Other expense, net	(4,182)	(3,856)	(8,117)	(7,527)

Loss before income taxes	$(14,824)	$(4,597)	$(24,651)	$(8,239)

Payments and Transactional Documents

Revenues from our Payments and Transactional Documents segment decreased $4.2 million for the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, inclusive of $3.0 million due to the impact of foreign currency exchange rates. The overall revenue decrease was primarily attributable to revenue decreases of $2.9 million in service and maintenance revenue, $1.9 million in software license revenue and $0.3 million in other revenue, partially offset by increases of $0.9 million in subscriptions and transactions revenue. The segment profit decrease of $0.7 million for the three months ended December 31, 2016, as compared to the same period in the prior fiscal year, including an unfavorable impact of foreign currency exchange rates of $0.9 million, was primarily attributable to the revenue decrease described above, partially offset by decreased cost of sales of $1.1 million and decreased operating expenses of $2.3 million.

Revenues decreased $6.7 million for the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, inclusive of $5.7 million due to the impact of foreign currency exchange rates. The overall revenue decrease was primarily attributable to revenue decreases of $5.6 million in service and maintenance revenue, $2.9 million in software license revenue and $0.6 million in other revenue, partially offset by increases of $2.4 million in subscriptions and transactions revenue. The segment profit decrease of $1.0 million for the six months ended December 31, 2016, as compared to the same period in the prior fiscal year, including an unfavorable impact of foreign currency exchange rates of $1.7 million, was primarily attributable to the revenue decrease described above, partially offset by decreased cost of sales of $2.1 million and decreased operating expenses of $3.7 million. We expect revenue and profit for the Payments and Transactional Documents segment to remain consistent during the remainder of fiscal year 2017.

Hosted Solutions

Revenues from our Hosted Solutions segment increased $3.1 million for the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $1.2 million, due primarily to increased revenue from our legal spend management and Paymode-X solutions, partially offset by revenue decreases from our financial messaging solutions. Segment profit increased $0.5 million as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $0.1 million, due primarily to increased gross margins from our legal spend management and Paymode-X solutions, partially offset by decreased gross margins from our financial messaging solutions.

Revenues from our Hosted Solutions segment increased $4.8 million for the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $2.2 million, due primarily to increased revenue from our legal spend management and Paymode-X solutions, partially offset by revenue decreases from our financial messaging solutions. Segment profit decreased $0.6 million as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $0.3 million, due primarily to decreased gross margins from our financial messaging solutions and increased operating expenses of $1.6 million primarily related to increased product development costs. We expect revenue and profit for the Hosted Solutions segment to increase during the remainder of the fiscal year as a result of the continued revenue and profit contributions from our legal spend management, financial messaging and Paymode-X solutions.

Digital Banking

Revenues from our Digital Banking segment increased $2.5 million for the three months ended December 31, 2016 as compared to the same period in the prior fiscal year due to increases of $2.9 million in subscription and transaction revenue, partially offset by decreased software license revenue of $0.3 million. Segment profit decreased $0.2 million for three months ended December 31, 2016 as compared to the same period in the prior fiscal year, due primarily to increased product development costs of $1.0 million, partially offset by increased gross margins.

Revenues from our Digital Banking segment increased $3.4 million for the six months ended December 31, 2016 as compared to the same period in the prior fiscal year due to increases of $5.0 million in subscription and transaction revenue, partially offset by decreased software license revenue of $1.4 million. Segment profit decreased $2.1 million for six months ended December 31, 2016 as compared to the same period in the prior fiscal year, due primarily to decreased gross margins and increased product development costs of $1.9 million. We expect revenue and profit for the Digital Banking segment to increase slightly for the remainder of the fiscal year as the Digital Banking segment continues to transition customers to hosted offerings and as more customers go live with the hosted offerings.

Other

Revenues from our Other segment decreased $0.8 million for the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, due primarily to decreases in subscriptions and transactions revenue. Segment profit decreased $0.9 million for three months ended December 31, 2016 as compared to the same period in the prior fiscal year, due primarily to the reduction in revenue.

Revenues from our Other segment decreased $0.6 million for the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, due primarily to decreases in subscriptions and transactions revenue. Segment profit decreased $0.5 million for six months ended December 31, 2016 as compared to the same period in the prior fiscal year, due primarily to the reduction in revenue. We expect Other revenue and profit to remain consistent during the remainder of the fiscal year.

Revenues by category

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)				(Dollars in thousands)
Revenues:
Subscriptions and transactions	$55,644	$48,632	$7,012	14.4%	$107,776	$94,829	$12,947	13.7%
Software licenses	3,492	5,862	(2,370)	(40.4)%	5,613	9,977	(4,364)	(43.7)%
Service and maintenance	25,920	29,913	(3,993)	(13.3)%	53,593	60,697	(7,104)	(11.7)%
Other	1,672	1,641	31	1.9%	2,830	3,426	(596)	(17.4)%

Total revenues	$86,728	$86,048	$680	0.8%	$169,812	$168,929	$883	0.5%

As % of total revenues:
Subscriptions and transactions	64.2%	56.5%			63.5%	56.2%
Software licenses	4.0%	6.8%			3.3%	5.9%
Service and maintenance	29.9%	34.8%			31.6%	35.9%
Other	1.9%	1.9%			1.6%	2.0%

Total revenues	100.0%	100.0%			100.0%	100.0%

Subscriptions and Transactions

Revenues from subscriptions and transactions increased $7.0 million for the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $2.3 million. The overall revenue increase was due principally to increases in revenue contribution from our Hosted Solutions segment of $3.7 million and increases in revenue from our Digital Banking segment of $2.9 million.

Revenues increased $12.9 million for the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $4.2 million. The overall revenue increase was due principally to increases in revenue contribution from our Hosted Solutions segment of $6.2 million, increases in revenue from our Digital Banking segment of $5.0 million and increases from our Payments and Transactional Documents segment of $2.4 million. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of increased revenue from our legal spend management, financial messaging, digital banking and Paymode-X solutions.

Software Licenses

Revenues from software licenses decreased $2.4 million for the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, primarily as a result of decreases in revenue from our European payments and transactional documents of $2.0 million.

Revenues decreased $4.4 million for the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, primarily as a result of decreases in revenue from our European payments and transactional documents of $2.3 million and from our digital banking solutions of $1.4 million. We expect software license revenues to increase during the remainder of fiscal year 2017, principally as a result of increased software license revenue from our Payments and Transactional Documents segment.

Service and Maintenance

Revenues from service and maintenance decreased $4.0 million for the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $1.4 million. The overall decrease was primarily the result of decreases in revenue from our European payments and transactional documents solutions of $2.6 million, our North American payments and transactional documents solutions of $0.3 million, and our financial messaging solutions of $0.8 million.

Revenues decreased $7.1 million for the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $2.9 million. The overall decrease was primarily the result of decreases in revenue from our European payments and transactional documents solutions of $4.4 million, our North American payments and transactional documents solutions of $1.1 million and our financial messaging solutions of $1.4 million. We expect that service and maintenance revenues will increase slightly during the remainder of fiscal year 2017.

Other

Our other revenues consist principally of equipment and supplies sales which remained minor components of our overall revenue. We expect that other revenues will remain relatively consistent during the remainder of fiscal year 2017.

Cost of revenues by category

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)				(Dollars in thousands)
Cost of revenues:
Subscriptions and transactions	$24,782	$21,373	$3,409	16.0%	$48,668	$42,107	$6,561	15.6%
Software licenses	196	288	(92)	(31.9)%	324	576	(252)	(43.8)%
Service and maintenance	13,416	13,291	125	0.9%	26,701	26,269	432	1.6%
Other	1,178	1,155	23	2.0%	2,056	2,490	(434)	(17.4)%

Total cost of revenues	$39,572	$36,107	$3,465	9.6%	$77,749	$71,442	$6,307	8.8%

Gross Profit ($)	$47,156	$49,941	$(2,785)	(5.6)%	$92,063	$97,487	$(5,424)	(5.6)%
Gross Profit (%)	54.4%	58.0%			54.2%	57.7%
As % of total revenues:
Subscriptions and transactions	28.6%	24.9%			28.7%	24.9%
Software licenses	0.2%	0.3%			0.2%	0.3%
Service and maintenance	15.5%	15.5%			15.7%	15.6%
Other	1.3%	1.3%			1.2%	1.5%

Total cost of revenues	45.6%	42.0%			45.8%	42.3%

Subscriptions and Transactions

Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs increased slightly to 45% of subscription and transactions revenues in the three months ended December 31, 2016 compared to 44% of subscriptions and transactions revenues in the three months ended December 31, 2015, primarily due to decreased subscriptions and transactions gross margins in our financial messaging solutions, offset in part by increased gross margins in our legal spend management, Paymode-X and digital banking solutions.

Subscriptions and transactions costs increased slightly to 45% of subscription and transactions revenues in the six months ended December 31, 2016 compared to 44% of subscriptions and transactions revenues in the six months ended December 31, 2015, primarily due to the same reasons discussed above for the three months ended December 31, 2016. We expect that subscriptions and transactions costs will decrease slightly as a percentage of subscriptions and transactions revenue during the remainder of fiscal year 2017.

Software Licenses

Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 6% of software license revenues in the three months ended December 31, 2016 as compared to 5% of software license revenue in the three months ended December 31, 2015.

Software license costs remained consistent at 6% of software license revenues in the six months ended December 31, 2016 as compared to the same period in the prior fiscal year. We expect that software license costs will remain consistent, as a percentage of software license revenues, during the remainder of fiscal year 2017.

Service and Maintenance

Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 52% of service and maintenance revenues in the three months ended December 31, 2016 as compared to 44% of service and maintenance revenues in the three months ended December 31, 2015. The increase in costs as a percent of service and maintenance revenues was driven principally by the decrease in service and maintenance revenue in our European and North American payments and transactional documents solutions.

Service and maintenance costs increased to 50% of service and maintenance revenues in the six months ended December 31, 2016 as compared to 43% of service and maintenance revenues in the six months ended December 31, 2015. The increase in costs as a percent of service and maintenance revenues was driven principally by the decrease in service and maintenance revenue in our European and North American payments and transactional documents solutions. We expect that service and maintenance costs will increase as a percentage of service and maintenance revenues, during the remainder of fiscal year 2017.

Other

Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business. We expect that other costs will decrease slightly as a percentage of other revenues for the remainder of fiscal year 2017.

Operating Expenses

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)				(Dollars in thousands)
Operating expenses:
Sales and marketing	$19,325	$22,280	$(2,955)	(13.3)%	$38,200	$42,435	$(4,235)	(10.0)%
Product development and engineering	13,082	11,765	1,317	11.2%	26,017	23,025	2,992	13.0%
General and administrative	11,772	9,422	2,350	24.9%	24,476	18,245	6,231	34.2%
Amortization of intangible assets	6,090	7,215	(1,125)	(15.6)%	12,375	14,494	(2,119)	(14.6)%
Goodwill impairment charge	7,529	—	7,529	100.0%	7,529	—	7,529	100.0%

Total operating expenses	$57,798	$50,682	$7,116	14.0%	$108,597	$98,199	$10,398	10.6%

As % of total revenues:
Sales and marketing	22.3%	25.9%			22.5%	25.1%
Product development and engineering	15.1%	13.7%			15.3%	13.6%
General and administrative	13.6%	10.9%			14.4%	10.8%
Amortization of intangible assets	7.0%	8.4%			7.3%	8.6%
Goodwill impairment charge	8.7%	—%			4.4%	—%

Total operating expenses	66.7%	58.9%			63.9%	58.1%

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses decreased in the three months ended December 31, 2016 as compared to the three months ended December 31, 2015, inclusive of the favorable impact of foreign currency exchange rates of $1.0 million, due primarily to a decrease in employee related costs of $1.4 million and decreases in advertising expenses of $0.4 million, restructuring expenses of $0.4 million, travel related expenses of $0.2 million and professional services of $0.1 million.

Sales and marketing expenses decreased in the six months ended December 31, 2016 as compared to the six months ended December 31, 2015, inclusive of the favorable impact of foreign currency exchange rates of $1.7 million, due primarily to a decrease in employee related costs of $2.2 million and decreases in advertising expenses of $0.7 million, travel related expenses of $0.5 million, restructuring expenses of $0.4 million and professional services of $0.2 million. We expect that sales and marketing expenses will increase over the remainder of fiscal year 2017.

Product Development and Engineering

Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 increased principally as a result of an increase in headcount related costs.

Product development and engineering expenses in the six months ended December 31, 2016 as compared to the six months ended December 31, 2015 increased principally as a result of an increase in headcount related costs. We expect that product development and engineering expenses will remain relatively consistent during the remainder of fiscal year 2017 as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our digital banking and legal spend management solutions as well as our European product offerings.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 primarily due to an increase in costs associated with global internal system implementations of $1.6 million and increased employee related costs of $0.7 million.

General and administrative expenses increased in the six months ended December 31, 2016 as compared to the six months ended December 31, 2015 primarily due to an increase in costs associated with global internal system implementations of $3.8 million, increased employee related costs of $1.3 million and increased acquisition related costs of $1.2 million. We expect general and administrative expenses will increase during the remainder of fiscal year 2017, principally as a result of our on-going internal system initiatives.

Amortization of Intangible Assets

We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 occurred as a result of amortization rates decreasing over the underlying asset lives.

The decrease in amortization expense in the six months ended December 31, 2016 as compared to the six months ended December 31, 2015 occurred as a result of amortization rates decreasing over the underlying asset lives. We expect that total amortization expense for acquired intangible assets for fiscal year 2017 will be approximately $24.1 million.

Goodwill Impairment Charge

In the quarter ending December 31, 2016, we recorded a $7.5 million goodwill impairment charge as a result of an impairment test conducted for one of our reporting units. Please refer to Note 8 Goodwill and Other Intangible Assets to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details regarding this matter.

Other Expense, Net

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)				(Dollars in thousands)
Interest income	$129	$125	$4	3.2%	$283	$249	$34	13.7%
Interest expense	(4,143)	(3,874)	(269)	(6.9)%	(8,183)	(7,709)	(474)	(6.1)%
Other expense, net	(168)	(107)	(61)	(57.0)%	(217)	(67)	(150)	(223.9)%

Other expense, net	$(4,182)	$(3,856)	$(326)	(8.5)%	$(8,117)	$(7,527)	$(590)	(7.8)%

Other expense, net increased $0.3 million for the three months ended December 31, 2016 and $0.6 million for the six months ended December 31, 2016 compared to the same periods in the prior year, respectively, primarily due to increases in debt discount amortization costs.

Provision for Income Taxes

We recorded an income tax benefit of $4.5 million and an income tax expense of $0.6 million for the three months ended December 31, 2016 and 2015, respectively. We recorded income tax benefit of $3.8 million and an income tax expense of $1.3 million for the six months ended December 31, 2016 and 2015, respectively. Please refer to Note 7 Income Taxes to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details regarding this matter.

Liquidity and Capital Resources

We have financed our operations primarily from cash provided by operating activities, the sale of our common stock and the issuance of the Notes in December 2012. We have historically generated positive operating cash flows. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future.

In addition to our operating cash requirements, we will require cash to pay interest on the Notes and to make principal payments on the Notes at maturity or upon conversion. We are permitted to settle any conversion obligation under the Notes in excess of the principal balance in either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. We believe that the cash generated from our operations and the cash and cash equivalents we have on hand, together with available funds under the credit agreement we entered in December 2016, will be sufficient to meet our future cash obligations. If our existing cash resources along with cash generated from operations is insufficient to satisfy our funding requirements we may need to sell additional equity or debt securities or seek other financing arrangements.

On December 9, 2016, we (as borrower) and certain of our domestic subsidiaries (as guarantors) entered into a credit agreement with Bank of America, N.A. and certain other lenders, that provides for a five-year revolving credit facility in the amount of up to $300 million (the Credit Facility). Please refer to Note 10 Indebtedness to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details regarding this matter.

As of December 31, 2016, we were in compliance with the covenants associated with the Credit Facility and we expect to remain in compliance. This expectation is subject to various risks and uncertainties discussed more thoroughly in Part II. Item 1A Risk Factors of this Quarterly Report on Form 10-Q.

One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the six months ended December 31, 2016 and 2015 are summarized in the tables below:

	December 31,	June 30,
	2016	2016
	(in thousands)
Cash and cash equivalents	$99,612	$97,174
Marketable securities	15,609	35,209
Convertible senior notes (1)	176,657	169,857

(1)	The Notes are shown on our Consolidated Balance Sheets at their carrying value, which represents the principal balance of $189.8 million less unamortized discount and debt issuance costs.

	Six Months Ended December 31,
	2016	2015
	(in thousands)
Cash provided by operating activities	$17,514	$27,277
Cash provided by (used in) investing activities	4,000	(18,321)
Cash used in financing activities	(15,632)	(22,171)
Effect of exchange rates on cash	(3,444)	(1,929)

Cash, cash equivalents and marketable securities. At December 31, 2016, our cash and cash equivalents of $99.6 million consisted primarily of cash deposits held at major banks and money market funds. The $2.4 million increase in cash and cash equivalents at December 31, 2016 from June 30, 2016 was primarily due to cash provided by operating activities of $17.5 million and proceeds from the sale of available-for-sale securities of $28.2 million, partially offset by $15.3 million used for capital expenditures, including capitalization of software costs, cash used for purchases of available-for-sale securities of $8.8 million, cash used to repurchase shares of our common stock of $15.0 million and the unfavorable effect of foreign currency exchange rates of $3.4 million.

At December 31, 2016, our marketable securities of $15.6 million consisted primarily of US treasury notes, residential mortgage-backed securities and US corporate debt securities.

Cash, cash equivalents and marketable securities included approximately $42.9 million held by our foreign subsidiaries as of December 31, 2016. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, the amounts would generally become subject to tax in the US to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the US was made.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Decreases in the foreign currency exchange rates of the British Pound, Euro, Swiss Franc, and Australian Dollar to the US Dollar decreased our overall cash balances by approximately $3.4 million for the six months ended December 31, 2016. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation expense, deferred income tax benefits or expenses, and impairment charges; and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations decreased by $9.8 million in the six months ended December 31, 2016 versus the same period in the prior fiscal year. In addition to the increase in our net loss for the six months ended December 31, 2016 versus the same period in the prior fiscal year of $11.4 million, the decrease in cash generated from operations was primarily related to a decrease in deferred revenue of $8.0 million, partially offset by a decrease in other assets of $2.6 million and non-cash adjustments to our net loss of $5.4 million.

At December 31, 2016, we had US net operating loss carryforwards of $91.6 million, which expire at various times through fiscal year 2037, Canadian net operating loss carryforwards of $0.3 million, which expire principally in fiscal year 2035, Switzerland net operating losses of $28.3 million, which expire in fiscal year 2024, and other foreign net operating loss carryforwards of $15.3 million, primarily in Europe and Israel, which have no statutory expiration date. We also have approximately $5.6 million of research and development tax credit carryforwards available which expire at various points through fiscal year 2037. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At December 31, 2016, a portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for acquisition of businesses and assets. The $22.3 million increase in net cash provided by investing activities for the six months ended December 31, 2016 versus the same period in the prior fiscal year was primarily due to an increase in cash provided by proceeds from sales of available-for-sale securities of $21.4 million and a reduction in purchases of cost-method investments of $3.5 million, partially offset by an increase in the cash used for capital expenditures, including capitalization of software costs, of $2.6 million and the purchase of available-for-sale securities of $1.3 million.

Financing Activities. Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans. The $6.5 million decrease in cash used in financing activities for the six months ended December 31, 2016 as compared to the same period in the prior fiscal year was due to a decrease in cash used to repurchase our common stock of $9.0 million, partially offset by debt issuance costs of $2.1 million related to our Credit Facility.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of December 31, 2016:

	Payment Due by Fiscal Year
	2017	2018-2019	2020-2021	Thereafter	Total
	(in thousands)
Convertible senior notes
Principal payment (due December 2017)	$—	$189,750	$—	$—	$189,750
Interest payments	1,423	1,423	—	—	2,846
Operating leases	2,650	9,437	7,464	9,272	28,823
Purchase commitments	4,424	10,687	538	—	15,649

Total contractual obligations	$8,497	$211,297	$8,002	$9,272	$237,068

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.5 million, has been excluded from the table above. These amounts have been excluded because, as of December 31, 2016, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2017, which is $1.5 million based on foreign exchange rates in effect on December 31, 2016. We have not disclosed contributions for periods after fiscal year 2017, as those amounts are subject to future changes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended December 31, 2016.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the risk factors related to our credit facility within “Risks Related to our Indebtedness,” the risk factors below do not reflect material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the US dollar against foreign currencies in which we conduct business, particularly the British Pound Sterling which, shortly after the announcement, decreased to the lowest exchange levels seen since 1985. Any strengthening of the US dollar relative to other foreign currencies affects our results of operations in a number of ways, including:

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

Acquisitions could disrupt our business and harm our financial condition

An active acquisition program is an important element of our corporate strategy. We have been an acquisitive company historically, and we expect to continue to make acquisitions in the future. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	entrance into markets and operating geographies in which we have no or limited prior experience or knowledge;

•	failure to realize anticipated revenue increases for any number of reasons, including if a larger than expected number of acquired customers decline to renew software maintenance contracts or subscription based contracts, if we are unsuccessful in selling the acquired products into our existing customer base or if the terms of the acquired contracts do not permit us to recognize revenue on a timely basis;

•	costs incurred to combine the operations of companies we acquire, such as integration costs, transitional employee expenses and employee retention or relocation expenses may be higher than expected;

•	write-offs related to existing or acquired assets such as deferred tax assets, goodwill or other intangible assets;

•	inability to retain key personnel of the acquired company;

•	inadequacy of existing operating, financial and management information systems to support the combined organization, including the difficulty in integrating an acquired company’s accounting, financial reporting and other administrative systems to permit effective management;

•	difficulties implementing controls, procedures and policies appropriate for a public company at companies that, prior to the acquisition, may have lacked such controls, policies and procedures;

•	in the case of foreign acquisitions, challenges integrating operations across different cultures and languages and addressing the particular regulatory, economic, currency and political risks associated with different countries or regions;

•	diversion of management’s focus from our core business concerns;

•	dilution to existing stockholders and our earnings per share;

•	incurrence of substantial debt;

•	exposure to litigation from third parties, including claims related to intellectual property or other assets acquired or liabilities assumed; and

•	failure to realize anticipated benefits of the transaction due to the above factors or other factors.

Any such difficulties encountered as a result of any merger, acquisition or strategic investment could have a material adverse effect on our business, operating results and financial condition.

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

In the second quarter of fiscal year 2017, we recorded a $7.5 million goodwill impairment charge for one of our reporting units. Please refer to Item 1. Note 8 Goodwill and Other Intangible Assets to our unaudited consolidated financial statements included within this report for further details regarding this matter. The carrying value of our intangible assets, including goodwill, represents a significant portion of our total assets. We periodically review our goodwill and our other intangible assets for impairment and could, in any future period, be subject to impairment charges with respect to these assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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

Any real or perceived defects, errors or vulnerabilities in our cyber fraud and risk management products or any failure of these products to prevent, detect or alert a customer to a threat could result in:

•	a loss of customers or potential customers;

•	delayed or lost revenue and harm to our financial condition and results or operations;

•	a delay in attaining, or the failure to attain, market acceptance for our cyber fraud and risk management solutions;

•	an increase in warranty claims;

•	harm to our reputation; or

•	litigation, regulatory inquiries, or investigations that may be expensive and that would further harm our reputation.

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

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations and our future growth rates and success are in part dependent on our continued growth and success in international markets. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	currency exchange rate fluctuations, particularly with the British Pound Sterling, the Swiss Franc, the European Euro, the Israeli Shekel and the Australian Dollar;

•	difficulties and costs of staffing and managing foreign operations;

•	differing regulatory and industry standards and certification requirements;

•	the complexities of tax laws in foreign jurisdictions;

•	the complexities of foreign data privacy laws and regulations;

•	the complexities of various sanctions regimes and related commercial restrictions;

•	reduced protection for intellectual property rights in some countries; and

•	import or export licensing requirements.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom and in continental Europe and, to a lesser extent, in the Asia-Pacific and Middle East regions. During the six months ended December 31, 2016, approximately 38% of our revenues and 45% of our operating expenses were attributable to customers or operations located outside of North America. During the six months ended December 31, 2016 as compared to the six months ended December 31, 2015, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased. Future appreciation of the US Dollar against the British Pound Sterling, Swiss Franc, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses associated with our operations in those regions.

We may have larger than anticipated tax liabilities

The determination of our provision for income taxes requires significant judgment and estimation and there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to tax in multiple US and foreign tax jurisdictions and the determination of our tax liability is always subject to audit and review by the applicable domestic or foreign taxing authority. As an example, our US federal tax return for fiscal 2015 is currently under routine audit. In light of fiscal challenges in US federal and state governments and in many international locations, taxing authorities are increasingly focused on ways to increase revenues which may make resolving tax disputes more difficult. While we have established tax reserves using assumptions and estimates that we believe to be reasonable, these reserves may prove insufficient in the event that a taxing authority asserts a tax position that is contrary to our position.

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

Risks Related to our Indebtedness

Convertible Senior Notes, Note Hedges and Warrants

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

Certain derivative instruments issued in connection with the notes were classified within stockholders’ equity at December 31, 2016. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

The conditional conversion feature of the notes, if triggered, and the requirement to repurchase the notes upon a fundamental change may adversely affect our financial condition and operating results

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at their option during specified periods. If one or more holders elect to convert their notes, we would be required to settle the principal portion of the notes in cash. Additionally, if we undergo a fundamental change, (as described in the Indenture for the notes), subject to certain conditions, holders of the notes may require us to repurchase for cash all or part of their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. Either of these events could adversely affect our liquidity. Even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal balance of the notes to a current rather than long-term liability, which would result in a material reduction of our working capital.

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

Credit Facility

On December 9, 2016, we (as borrower) and certain of our domestic subsidiaries (as guarantors) entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provides for a revolving credit facility in the amount of up to $300 million.

The credit agreement contains financial and other covenants, and our failure to comply with any of those covenants could materially adversely impact us.

The credit agreement requires us to comply with certain financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and while at December 31, 2016 we were in compliance with those covenants, we may fail to maintain compliance in future periods. The credit agreement contains customary representations, warranties and covenants including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. These restrictions could place us at a disadvantage relative to our competitors that are not subject to such limitations. A breach of any of these covenants or restrictions could result in an event of default under the credit agreement. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could seek recovery against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the credit facility were to accelerate the payment of any indebtedness, we cannot assure you that our assets would be sufficient to satisfy our obligations.

Our variable rate could cause our debt service obligations to increase or decrease based on changes in market rates.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, any swap we enter into might not fully mitigate our variable interest rate risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	370,089	$22.67	370,089	$46,641,000
November 1, 2016 - November 30, 2016	71,021	22.43	71,021	45,048,000
December 1, 2016 - December 31, 2016	—	—	—	45,048,000

Total	441,110	$22.63	441,110

(1)	On July 8, 2016 our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $60 million. This program expires on July 8, 2018.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 8, 2017	By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Credit Agreement dated as of December 9, 2016	8-K	000-25259	10.1	12/14/16

10.2	2009 Stock Incentive Plan, as amended	8-K	000-25259	99.2	11/22/16

10.3	Amendment dated November 17, 2016 to letter agreement dated November 14, 2013 with Joseph L. Mullen					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Presentation Linkbase Document					X

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.