Form 10-Q
period 2017-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2017-05-09
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2017 was 40,501,303.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$123,790	$97,174
Marketable securities	17,150	35,209
Accounts receivable net of allowances for doubtful accounts of $866 at March 31, 2017 and $982 at June 30, 2016	62,333	61,773
Deferred tax assets	—	6,244
Prepaid expenses and other current assets	17,678	16,141

Total current assets	220,951	216,541
Property and equipment, net	53,909	51,029
Goodwill	190,436	202,028
Intangible assets, net	145,795	164,930
Other assets	17,945	16,682

Total assets	$629,036	$651,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,268	$10,218
Accrued expenses	26,210	27,512
Deferred revenue	77,384	74,332
Convertible senior notes	180,141	—

Total current liabilities	293,003	112,062
Convertible senior notes	—	169,857
Deferred revenue, non-current	20,795	19,086
Deferred income taxes	15,008	28,147
Other liabilities	27,186	27,271

Total liabilities	355,992	356,423
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-42,489 at March 31, 2017 and 41,602 at June 30, 2016; outstanding shares-38,135 at March 31, 2017 and 37,770 at June 30, 2016	42	42
Additional paid-in-capital	616,119	591,800
Accumulated other comprehensive loss	(43,955)	(37,668)
Treasury stock: 4,354 shares at March 31, 2017 and 3,832 shares at June 30, 2016, at cost	(88,129)	(75,832)
Accumulated deficit	(211,033)	(183,555)

Total stockholders’ equity	273,044	294,787

Total liabilities and stockholders’ equity	$629,036	$651,210

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues:
Subscriptions and transactions	$55,851	$49,488	$163,627	$144,317
Software licenses	2,735	5,777	8,348	15,754
Service and maintenance	26,344	29,100	79,937	89,797
Other	1,169	1,868	3,999	5,294

Total revenues	86,099	86,233	255,911	255,162

Cost of revenues:
Subscriptions and transactions	25,867	22,461	74,535	64,568
Software licenses	265	165	589	741
Service and maintenance	12,607	13,276	39,308	39,545
Other	835	1,317	2,891	3,807

Total cost of revenues	39,574	37,219	117,323	108,661

Gross profit	46,525	49,014	138,588	146,501

Operating expenses:
Sales and marketing	18,976	20,419	57,176	62,854
Product development and engineering	13,057	11,934	39,074	34,959
General and administrative	10,863	9,790	35,339	28,035
Amortization of intangible assets	6,006	7,226	18,381	21,720
Goodwill impairment charge	—	—	7,529	—

Total operating expenses	48,902	49,369	157,499	147,568

Loss from operations	(2,377)	(355)	(18,911)	(1,067)
Other expense, net	(4,479)	(3,882)	(12,596)	(11,409)

Loss before income taxes	(6,856)	(4,237)	(31,507)	(12,476)
Income tax provision (benefit)	(232)	(7)	(4,029)	1,246

Net loss	$(6,624)	$(4,230)	$(27,478)	$(13,722)

Basic and diluted net loss per share:	$(0.17)	$(0.11)	$(0.73)	$(0.36)

Shares used in computing basic and diluted net loss per share:	37,965	38,101	37,891	37,959

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	2	77	(104)	9
Minimum pension liability adjustments	(16)	(124)	609	55
Foreign currency translation adjustments	2,667	1,829	(6,792)	(8,699)

Other comprehensive income (loss), net of tax:	2,653	1,782	(6,287)	(8,635)

Comprehensive loss	$(3,971)	$(2,448)	$(33,765)	$(22,357)

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(27,478)	$(13,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquired intangible assets	18,381	21,720
Stock compensation expense	24,209	23,094
Depreciation and amortization	12,925	9,789
Goodwill impairment charge	7,529	—
Deferred income tax benefit	(6,374)	(3,335)
Provision for allowances on accounts receivable	51	342
Excess tax benefits associated with stock compensation	(102)	(134)
Amortization of debt issuance costs	1,022	888
Amortization of debt discount	9,396	8,751
Amortization of premium on investments	184	226
Loss on disposal of equipment	89	2
Write down of fixed assets	—	17
(Gain) loss on foreign exchange	(187)	77
Changes in operating assets and liabilities:
Accounts receivable	(1,497)	1,623
Prepaid expenses and other current assets	(1,756)	(1,574)
Other assets	719	(4,370)
Accounts payable	(616)	230
Accrued expenses	1,984	(924)
Deferred revenue	6,220	9,599
Other liabilities	1,138	367

Net cash provided by operating activities	45,837	52,666
Investing activities:
Acquisition of businesses and assets, net of cash acquired	—	(1,263)
Purchases of cost-method investments	—	(4,010)
Purchases of held-to-maturity securities	—	(105)
Proceeds from sales of held-to-maturity securities	—	105
Purchase of available-for-sale securities	(13,600)	(20,424)
Proceeds from sales of available-for-sale securities	31,374	10,036
Capital expenditures, including capitalization of software costs	(20,296)	(20,776)
Proceeds from disposal of property and equipment	—	7

Net cash used in investing activities	(2,522)	(36,430)
Financing activities:
Repurchase of common stock	(14,971)	(23,938)
Debt issuance costs related to credit facility	(2,163)	—
Proceeds from exercise of stock options and employee stock purchase plan	2,774	3,261
Excess tax benefits associated with stock compensation	102	134

Net cash used in financing activities	(14,258)	(20,543)
Effect of exchange rate changes on cash	(2,441)	(1,423)

Increase (decrease) in cash and cash equivalents	26,616	(5,730)
Cash and cash equivalents at beginning of period	97,174	121,163

Cash and cash equivalents at end of period	$123,790	$115,433

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies (de), Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (US GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2017 (fiscal year 2017). For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 29, 2016.

Note 2—Recent Accounting Pronouncements

Recently Adopted Pronouncements

Development Stage Entities: In June 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update which eliminated the definition of a development stage entity and the financial reporting requirements specific to development stage entities. The update also eliminated an exception that previously existed in the consolidation accounting standard for determining whether a development stage entity had sufficient equity at risk and therefore was a variable interest entity (VIE). We adopted this standard effective July 1, 2016. Upon adoption, we were required to re-assess whether one of the entities in which we have an equity investment is a VIE. Based on that re-assessment, we concluded that this entity is a VIE, but that we are not the primary beneficiary and therefore we are not required to consolidate the VIE. Accordingly, the adoption of this standard did not have a material impact on our financial statements.

Going Concern: In August 2014, the FASB issued an accounting standard update which requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This standard is applicable for our annual reporting in fiscal year 2017 and interim periods beginning July 1, 2017. We do not expect this standard to have a material effect on our financial statements; however we may be required to provide additional disclosures required by the standard.

Cloud Computing Arrangements: In April 2015, the FASB issued an accounting standard update which provides guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license and, based on that determination, how to account for such arrangements. We adopted this standard effective July 1, 2016 on a prospective basis. The adoption of this standard did not have a material impact on our financial statements. In December 2016, the FASB issued a technical update to this standard, clarifying that any software license within the scope of this accounting standard shall be accounted for as the acquisition of an intangible asset by the licensee. We will adopt the technical update to this standard effective July 1, 2017. Upon adoption, software licenses will be classified as an intangible asset rather than as a component of property and equipment in our consolidated balance sheet. We do not anticipate any impact to our statement of comprehensive loss or cash flows.

Debt Issuance Costs - Classification: In April 2015, the FASB issued an accounting standard update which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying value of the debt. We retrospectively adopted this standard effective July 1, 2016 and reclassified debt issuance costs from non-current assets to convertible senior notes in our consolidated balance sheets in all periods presented. Deferred debt issuance costs were approximately $0.8 million at March 31, 2017 and $1.7 million at June 30, 2016. Debt issuance costs related to our credit facility are classified as other assets in our consolidated balance sheets for all periods presented.

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

We are continuing to evaluate the expected impact of this standard on our consolidated financial statements and currently plan to adopt the standard using the modified retrospective method. While our assessment of the impact of this standard is not complete, we currently believe that the most significant impact will be in certain areas:

•	Under the new standard, vendor specific objective evidence (VSOE) will no longer be required to determine the fair value of elements in arrangement. As a result, the absence of VSOE in certain software arrangements will no longer result in strict revenue deferral. Absent a change in how we license our products, we believe that this will result in greater up-front recognition of software revenue for certain of our license arrangements.

•	Under the new standard, certain expenses we incur will require deferral and recognition over the period in which revenue is recognized, subject to certain exceptions. We believe that this will result in the deferral of certain fulfillment costs associated with our SaaS offerings which would then be recognized as expense over a multi-year period; such costs are expensed directly as incurred today.

•	Under the new standard, costs to obtain a contract, including sales commissions, will be capitalized and amortized on a basis that is consistent with the transfer of goods and services to its customer. We anticipate that this will result in the deferral of certain commission related costs that, today, are expensed as incurred.

•	Significantly enhanced financial statement disclosures related to revenue, including information related to the allocation of transaction price across undelivered performance obligations.

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

Share-Based Compensation: In March 2016, the FASB issued an accounting standard update intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact of excess tax benefits and tax deficiencies, accounting for forfeitures, statutory tax withholding requirements and the presentation of excess tax benefits in the statement of cash flows. This standard is effective for us on July 1, 2017 (the first quarter of our fiscal year ending June 30, 2018) with early adoption permitted. We currently have significant excess tax benefits that have not been reflected as a component of our deferred tax assets since, under current accounting standards, these amounts are recognized only when they provide an actual reduction to currently payable income taxes. Under the new standard, we will be required to recognize excess tax benefits as a component of our deferred tax assets, subject to an assessment of whether such amounts are recoverable (a valuation allowance would be established against amounts assessed as non-recoverable). The new standard allows companies to make an accounting policy election to either estimate expected forfeitures or account for them as they occur. We currently have not yet selected a method of adoption for the forfeiture rate accounting policy election. We are continuing to evaluate the impact of this standard on our financial statements.

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

Statement of Cash Flows: In August and November of 2016, the FASB issued updates to the accounting standard which addresses the classification and presentation of certain cash receipts, cash payments and restricted cash in the statement of cash flows. The standard is effective for us on July 1, 2018 (the first quarter of our fiscal year 2019) and requires a retrospective approach. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the anticipated impact of this standard on our financial statements.

Income Taxes: In October 2016, the FASB issued an accounting standard update that requires entities to recognize the income tax effect on intra-entity transfers of non-inventory items when the transfer occurs. The standard is effective for us on July 1, 2018 (the first quarter of our fiscal year 2019), with early adoption permitted; adoption is on a modified retrospective basis. We do not currently believe that the adoption of this standard will have a material impact on our financial statements.

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

Business Combinations: In January 2017, the FASB issued an accounting standard update to clarify the definition of a business and to provide guidance on determining whether an integrated set of assets and activities constitutes a business. The standard is effective for us July 1, 2018 (the first quarter of our fiscal year 2019), on a prospective basis. We do not currently believe that the adoption of this standard will have a material impact on our financial statements.

Goodwill Impairment: In January 2017, the FASB issued an accounting standard update to simplify the test for goodwill impairment which removes step 2 from the goodwill impairment test. Under the revised standard, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for us on July 1, 2020 (the first quarter of our fiscal year ending June 30, 2021) on a prospective basis, with early adoption permitted for periods beginning on or after January 1, 2017. We are currently evaluating the impact of this standard on our financial statements and the timing of adoption.

Defined Benefit Plan Expenses: In March 2017, the FASB issued an accounting standard update that changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components of net periodic defined benefit cost). Under the revised standard, the operating expense component will be reported with similar compensation costs, while the non-operating components will be reported in Other Income and Expense. In addition, only the service cost component is eligible for capitalization as part of an asset such as property, plant and equipment. This standard is effective for us on July 1, 2018 (the first quarter of our fiscal year ending June 30, 2019). We do not currently believe that the adoption of this standard will have a material impact on our financial statements.

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

At March 31, 2017 and June 30, 2016, our assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2017				June 30, 2016
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (cash and cash equivalents)	$327	$—	$—	$327	$117	$—	$—	$117

Available for sale securities
Debt
US Corporate	$6,812	$—	$—	$6,812	$9,580	$—	$—	$9,580
Residential mortgage-backed	4,226	—	—	4,226	9,604	—	—	9,604
Government - US	6,046	—	—	6,046	15,962	—	—	15,962

Total available for sale securities	$17,084	$—	$—	$17,084	$35,146	$—	$—	$35,146

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and our 1.5% Convertible Senior Notes maturing on December 1, 2017 (the Notes) as more fully described in Note 10 Indebtedness. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at March 31, 2017 and June 30, 2016, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive loss in stockholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•	The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.5 million and $1.4 million at March 31, 2017 and June 30, 2016, respectively, which approximated their fair value.

•	We have certain other investments accounted for at cost. The carrying value of these investments was $7.7 million at both March 31, 2017 and June 30, 2016 and are reported as a component of our other assets. These investments are recorded at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, we use all available financial information including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value may not be estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment and to do so would be impractical.

•	The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value (net of debt issuance costs) of the Notes, $180.1 million at March 31, 2017, will be accreted over the remaining term to maturity to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $191.7 million as of March 31, 2017. We estimated the fair value of the Notes by reference to quoted market prices (Level 1); however, the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of March 31, 2017 and June 30, 2016.

	March 31, 2017			June 30, 2016
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	$66	$17,084	$17,150	$63	$35,146	$35,209

Total marketable securities	$66	$17,084	$17,150	$63	$35,146	$35,209

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities.

March 31, 2017
(in thousands)
Due within 1 year	$8,243
Due in 1 year through 5 years	8,841

Total	$17,084

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity and view these investments as available to fund current operations. At March 31, 2017, the difference between the fair value of our available for sale securities and their amortized cost was not significant.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of March 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At March 31, 2017
	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
US Corporate	$5,165	$(7)
Residential mortgage-backed	3,495	(11)
Government—US	3,486	(16)

Total	$12,146	$(34)

Note 4—Other Investments

In December 2015, we made a $3.5 million investment in preferred stock of a privately held, early-stage technology company. We have the ability to exercise significant influence over this company; however, we have no ability to exert control. Investments in common stock or in-substance common stock, through which an investor has the ability to exercise significant influence over the operating or financial policies of the investee, are accounted for under the equity method of accounting. In-substance common stock is an investment that has risk and reward characteristics that are substantially similar to an entity’s common stock. The preferred stock underlying our investment is not in-substance common stock as its terms include a substantive liquidation preference not available to common stockholders. Accordingly, we accounted for our investment under the cost method of accounting, subject to periodic review for impairment. Impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. Our maximum investment exposure, which is determined based on the cost of our investment, is $3.5 million as of March 31, 2017. There were no indicators of impairment identified as of March 31, 2017.

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

Note 5—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net loss	$(6,624)	$(4,230)	$(27,478)	$(13,722)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	37,965	38,101	37,891	37,959

Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.11)	$(0.73)	$(0.36)

For the three and nine months ended March 31, 2017, approximately 2.7 million and 3.0 million shares, respectively, of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

For the three and nine months ended March 31, 2016, approximately 3.0 million and 3.1 million shares, respectively, of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

As more fully discussed in Note 10 Indebtedness, in December 2012 we issued the Notes maturing in December 2017. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the three and nine months ended March 31, 2017, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

Hosted Solutions. Our Hosted Solutions segment provides customers predominately with SaaS technology offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our settlement network solutions (financial messaging and Paymode-X). Our settlement network solutions are highly scalable, secure and cost effective and facilitate cash payment and transaction settlement between businesses, their vendors and banks. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

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

Other. Our Other segment consists of our healthcare and cyber fraud and risk management operating segments. Our cyber fraud and risk management solutions non-invasively monitor, replay and analyze user behavior to flag and even stop suspicious activity in real time. Our healthcare solutions for patient registration, electronic signature, mobile document and payments allow healthcare organizations to improve business efficiencies, reduce costs and improve care quality. When licensed on a perpetual license basis, revenue for our cyber fraud and risk management and healthcare products is typically recorded upon delivery, with the exception of software maintenance which is normally recorded ratably over a twelve-month period. When products are licensed on a subscription basis, revenue is normally recorded ratably over the subscription period.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of acquired intangible assets, impairment of goodwill, restructuring related charges, minimum pension liability adjustments, non-core charges related to our convertible notes and revolving credit facility, global enterprise resource planning (ERP) system implementation costs, charges related to reserves established or released against our deferred tax assets and other non-core or non-recurring gains and losses that arise from time to time. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

Segment information for the three and nine months ended March 31, 2017 and 2016 according to the segment descriptions above, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)
Segment revenue:
Payments and Transactional Documents	$24,107	$28,753	$73,768	$85,139
Hosted Solutions	39,248	34,281	112,837	103,038
Digital Banking	18,294	17,773	55,944	52,047
Other	4,450	5,426	13,362	14,938

Total segment revenue	$86,099	$86,233	$255,911	$255,162

Segment measure of profit (loss):
Payments and Transactional Documents	$7,451	$8,700	$22,644	$24,852
Hosted Solutions	7,116	5,461	19,347	18,317
Digital Banking	388	1,512	1,456	4,630
Other	(570)	285	(1,928)	(597)

Total measure of segment profit	$14,385	$15,958	$41,519	$47,202

A reconciliation of the measure of segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)
Total measure of segment profit	$14,385	$15,958	$41,519	$47,202
Less:
Amortization of acquired intangible assets	(6,006)	(7,226)	(18,381)	(21,720)
Goodwill impairment charge	—	—	(7,529)	—
Stock-based compensation expense	(7,354)	(7,628)	(24,209)	(23,094)
Acquisition and integration related expenses	(501)	(305)	(2,272)	(574)
Restructuring expenses	(561)	(48)	(561)	(922)
Minimum pension liability and related adjustments	(264)	(66)	(805)	(140)
Global ERP system implementation costs	(2,076)	(1,040)	(6,673)	(1,819)
Other expense, net	(4,479)	(3,882)	(12,596)	(11,409)

Loss before income taxes	$(6,856)	$(4,237)	$(31,507)	$(12,476)

The following depreciation and amortization expense amounts are included in the segment measure of profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)
Depreciation and other amortization expense:
Payments and Transactional Documents	$803	$722	$2,357	$2,129
Hosted Solutions	2,274	1,540	5,974	4,429
Digital Banking	1,498	1,074	4,304	2,879
Other	109	128	290	352

Total depreciation and other amortization expense	$4,684	$3,464	$12,925	$9,789

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)
North America	$54,073	$49,328	$160,785	$147,290
United Kingdom	20,096	24,592	60,240	72,226
Continental Europe	9,475	9,728	28,009	28,863
Asia-Pacific and Middle East	2,455	2,585	6,877	6,783

Total revenues from unaffiliated customers	$86,099	$86,233	$255,911	$255,162

Long-lived assets, excluding deferred tax assets and intangible assets, which are based on geographical location, were as follows:

	At March 31,	At June 30,
	2017	2016
	(in thousands)
Long-lived assets:
North America	$59,642	$55,208
United Kingdom	8,212	8,499
Continental Europe	1,933	1,924
Asia-Pacific and Middle East	2,067	2,080

Total long-lived assets	$71,854	$67,711

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

We recorded an income tax benefit of $0.2 million and $7,000 for the three months ended March 31, 2017 and 2016, respectively. The income tax benefit for the three months ended March 31, 2017 was principally due to a tax benefit associated with our Swiss and Israeli operations, offset by tax expense associated with our US and UK operations. Our US operations include income tax expense for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax benefit for the three months ended March 31, 2016 was principally due to a tax benefit associated with our Swiss and Israeli operations, which was offset in part by tax expense associated with our US and UK operations.

We recorded an income tax benefit of $4.0 million and income tax expense of $1.2 million for the nine months ended March 31, 2017 and 2016, respectively. The income tax benefit for the nine months ended March 31, 2017 was primarily due to a discrete tax benefit in Switzerland of $4.5 million related to the impairment of its investment in Intellinx Ltd. We also recorded a tax benefit associated with our Swiss and Israeli operations and a discrete tax benefit of approximately $0.1 million from the enactment of legislation that decreased UK income tax rates. The income tax benefit was offset in part by tax expense associated with our US and UK operations. The US income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the nine months ended March 31, 2016 was principally due to tax expense associated with our US and UK operations, which was offset in part by a tax benefit associated with our Swiss and Israeli operations and by a discrete tax benefit from the enactment of legislation that decreased UK income tax rates.

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

At March 31, 2017 we have recorded a $35.8 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts.

In November 2016, the Internal Revenue Service commenced an audit on our US federal tax return for the fiscal year ended June 30, 2015, a process that we anticipate will take several quarters to complete.

Note 8—Goodwill and Other Intangible Assets

We perform an impairment test of goodwill during the fourth quarter of each fiscal year or whenever indicators of potential impairment arise. We had identified our Intellinx reporting unit as being at heightened risk of impairment in prior periods and based on our most recent impairment testing, during the fourth quarter of fiscal year 2016, the excess of fair value over the carrying value of our Intellinx reporting unit was 14%. Our Intellinx reporting unit is a component of our Other reportable segment. In the second quarter of fiscal year 2017, based on continued shortfalls of revenue against our revenue projections, we performed the first step of the goodwill impairment test for the Intellinx reporting unit and determined the fair value was lower than its respective carrying value.

Accordingly, we performed the second step of the goodwill impairment test which compares the estimated fair value of a reporting unit’s goodwill to its carrying value. As a result of this test, we recorded a non-cash, pretax, goodwill impairment charge of $7.5 million. The goodwill impairment charge does not affect our liquidity or the financial covenants in any of our outstanding debt agreements. The primary driver of this impairment charge was related to revenue estimates being below the revenue estimates we made at the time of our Intellinx acquisition (January 2015).

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

Prior to performing the goodwill impairment test, we performed a test of recoverability for the finite lived intangible assets related to our Intellinx reporting unit, including the core technology intangible asset. The test of recoverability for these assets is based on an undiscounted cash flow model. Based on that analysis, we concluded these assets were not impaired.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$186,977	$(117,503)	$69,474	8.9
Core technology	129,373	(71,092)	58,281	9.0
Other intangible assets	20,323	(15,025)	5,298	6.2
Capitalized software development costs	15,549	(2,807)	12,742	5.3

Total	$352,222	$(206,427)	$145,795

Unamortized intangible assets:
Goodwill			190,436

Total intangible assets			$336,231

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$190,549	$(110,356)	$80,193	9.6
Core technology	130,434	(64,591)	65,843	9.5
Other intangible assets	20,469	(13,320)	7,149	6.1
Capitalized software development costs	12,993	(1,248)	11,745	6.0

Total	$354,445	$(189,515)	$164,930

Unamortized intangible assets:
Goodwill			202,028

Total intangible assets			$366,958

Estimated amortization expense for fiscal year 2017 and subsequent fiscal years for acquired intangible assets is as follows:

(in thousands)
2017	$24,205
2018	20,271
2019	18,352
2020	16,292
2021	14,760
2022 and thereafter	57,554

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

(in thousands)
2017	$2,140
2018	2,331
2019	2,331
2020	2,331
2021	2,331
2022 and thereafter	2,331

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Payments and Transactional Documents	Hosted Solutions	Digital Banking	Other	Total
	(in thousands)
Balance at June 30, 2016	$60,852	$89,573	$35,880	$15,723	$202,028
Goodwill impairment	—	—	—	(7,529)	(7,529)
Impact of foreign currency translation	(1,156)	(2,907)	—	—	(4,063)

Balance at March 31, 2017	$59,696	$86,666	$35,880	$8,194	$190,436

There can be no assurance that there will not be impairment charges in future periods as a result of future impairment reviews. To the extent that future impairment charges occur it would likely have a material impact on our financial results.

Note 9—Commitments and Contingencies

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

During the three months ended March 31, 2017, we recorded restructuring expenses associated with severance related benefits of $0.6 million, primarily within our subscriptions and transactions cost of revenues and sales and marketing expense lines, which will be substantially paid by the end of fiscal year 2017.

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

The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.75 to 1.00, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2018; (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00; and (c) a minimum liquidity requirement at all times that the Notes are outstanding.

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at March 31, 2017, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

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

The net carrying amount of the Notes at March 31, 2017 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(8,820)
Unamortized debt issuance costs	(789)

Net carrying value	$180,141

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the Notes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Contractual interest expense (cash)	$711	$712	$2,135	$2,135
Amortization of debt discount (non-cash)	3,188	2,969	9,396	8,751
Amortization of debt issue costs (non-cash)	296	296	888	888

	$4,195	$3,977	$12,419	$11,774

Effective interest rate of the liability component	8.22%	7.76%	8.10%	7.65%

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

Note 11—Derivative Instruments

Our derivative instruments for the quarter ended March 31, 2017 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10 Indebtedness. As of March 31, 2017, each of these instruments continued to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements, we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Note 12—Postretirement and Other Employee Benefits

Defined Benefit Pension Plan

We sponsor a retirement plan for our Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under US GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan include the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)
Components of net periodic cost
Service cost	$729	$562	$2,211	$1,703
Interest cost	31	119	94	362
Prior service credit	(22)	(22)	(67)	(67)
Net actuarial loss	160	17	486	52
Expected return on plan assets	(218)	(198)	(661)	(601)

Net periodic cost	$680	$478	$2,063	$1,449

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate cloud-based settlement networks that facilitate electronic payments and transaction settlement between businesses, their vendors and banks. We offer hosted and on-premise solutions that banks use to provide payment, cash management and treasury capabilities to their business customers, as well as solutions that banks and credit unions use to facilitate customer acquisition and growth. We offer legal spend management solutions that help manage and determine the right amount to pay for legal services and claims vendor expenditures for insurance companies and other large corporate consumers of outside legal services. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. Our healthcare customers use our solutions to streamline financial processes, particularly the patient enrollment process. Our document automation solutions are used by organizations to automate paper-intensive processes for the generation of transactional and supply chain documents. We also offer comprehensive cyber fraud and risk management solutions that are designed to non-invasively monitor and analyze user behavior to flag behavioral and data anomalies and other suspicious activity.

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

Financial Highlights

For the nine months ended March 31, 2017, our revenue increased to $255.9 million from $255.2 million in the same period of the prior year. This revenue increase was attributable to revenue increases in our Hosted Solutions segment of $9.8 million and Digital Banking segment of $3.9 million, offset by decreased revenue in our Payments and Transactional Documents segment of $11.4 million and Other segment of $1.6 million. Increased revenue from our legal spend management and settlement network solutions accounted for the revenue increase in our Hosted Solutions segment. The Digital Banking segment’s revenue increase was primarily due to increased subscription and transaction revenue from our cloud based solutions. The revenue decrease in our Payments and Transactional Documents segment was related to lower European and North American software license revenue and service and maintenance revenue in our payment and document automation products. Our revenue for the nine months ended March 31, 2017 was unfavorably impacted by $12.1 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling which depreciated against the US Dollar as compared to the prior year.

We incurred a net loss of $27.5 million in the nine months ended March 31, 2017 compared to a net loss of $13.7 million in the same period of the prior year. Our net loss for the nine months ended March 31, 2017 was affected by the impact of decreased gross margins of $7.9 million and increased operating expenses of $9.9 million. The decrease in gross margins was primarily driven by decreases in revenue in our Payments and Transactional Documents and Other segments. The increase in our operating expenses was due primarily to a goodwill impairment charge of $7.5 million that we recorded in the quarter ended December 31, 2016, increased global enterprise resource planning (ERP) implementation costs which do not qualify for capitalization of $4.9 million and an increase in acquisition related costs of $1.7 million. Our operating expenses for the nine months ended March 31, 2017 were favorably impacted by $4.3 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling which depreciated against the US Dollar as compared to the prior year.

In the nine months ended March 31, 2017, we derived approximately 38% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

We expect future revenue growth to be driven by our digital banking, legal spend management and settlement network solutions.

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

Results of Operations

Three and Nine months ended March 31, 2017 Compared to the Three and Nine months ended March 31, 2016

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

The following tables represent our segment revenues and our segment measure of profit:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)				(Dollars in thousands)
Segment revenue:
Payments and Transactional Documents	$24,107	$28,753	$(4,646)	(16.2)%	$73,768	$85,139	$(11,371)	(13.4)%
Hosted Solutions	39,248	34,281	4,967	14.5%	112,837	103,038	9,799	9.5%
Digital Banking	18,294	17,773	521	2.9%	55,944	52,047	3,897	7.5%
Other	4,450	5,426	(976)	(18.0)%	13,362	14,938	(1,576)	(10.6)%

Total revenues	$86,099	$86,233	$(134)	(0.2)%	$255,911	$255,162	$749	0.3%

Segment measure of profit:
Payments and Transactional Documents	$7,451	$8,700	$(1,249)	(14.4)%	$22,644	$24,852	$(2,208)	(8.9)%
Hosted Solutions	7,116	5,461	1,655	30.3%	19,347	18,317	1,030	5.6%
Digital Banking	388	1,512	(1,124)	(74.3)%	1,456	4,630	(3,174)	(68.6)%
Other	(570)	285	(855)	(300.0)%	(1,928)	(597)	(1,331)	(222.9)%

Total measure of segment profit	$14,385	$15,958	$(1,573)	(9.9)%	$41,519	$47,202	$(5,683)	(12.0)%

A reconciliation of the measure of segment profit to our GAAP loss before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)
Total measure of segment profit	$14,385	$15,958	$41,519	$47,202
Less:
Amortization of acquired intangible assets	(6,006)	(7,226)	(18,381)	(21,720)
Goodwill impairment charge	—	—	(7,529)	—
Stock-based compensation expense	(7,354)	(7,628)	(24,209)	(23,094)
Acquisition and integration related expenses	(501)	(305)	(2,272)	(574)
Restructuring expenses	(561)	(48)	(561)	(922)
Minimum pension liability and related adjustments	(264)	(66)	(805)	(140)
Global ERP system implementation costs	(2,076)	(1,040)	(6,673)	(1,819)
Other expense, net	(4,479)	(3,882)	(12,596)	(11,409)

Loss before income taxes	$(6,856)	$(4,237)	$(31,507)	$(12,476)

Payments and Transactional Documents

Revenues from our Payments and Transactional Documents segment decreased $4.6 million for the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of $2.1 million due to the impact of foreign currency exchange rates. The overall revenue decrease was primarily attributable to revenue decreases of $2.9 million in service and maintenance revenue, $2.1 million in software license revenue and $0.7 million in other revenue, partially offset by increases of $1.1 million in subscriptions and transactions revenue. The segment profit decrease of $1.2 million for the three months ended March 31, 2017, as compared to the same period in the prior fiscal year, included an unfavorable impact of foreign currency exchange rates of $0.7 million, and was primarily attributable to the revenue decrease described above, partially offset by decreased cost of revenues of $1.6 million and decreased sales and marketing expenses of $1.3 million.

Revenues decreased $11.4 million for the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of $8.4 million due to the impact of foreign currency exchange rates. The overall revenue decrease was primarily attributable to revenue decreases of $8.5 million in service and maintenance revenue, $5.0 million in software license revenue and

$1.3 million in other revenue, partially offset by increases of $3.4 million in subscriptions and transactions revenue. The segment profit decrease of $2.2 million for the nine months ended March 31, 2017, as compared to the same period in the prior fiscal year, including an unfavorable impact of foreign currency exchange rates of $2.4 million, was primarily attributable to the revenue decrease described above, partially offset by decreased cost of revenues of $3.7 million and decreased sales and marketing expenses of $4.3 million. We expect revenue and profit for the Payments and Transactional Documents segment to remain consistent during the remainder of fiscal year 2017.

Hosted Solutions

Revenues from our Hosted Solutions segment increased $5.0 million for the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $1.0 million, due primarily to increased revenue of $2.8 million from our legal spend management solution and $2.1 million from our settlement network solutions (financial messaging and Paymode-X). Segment profit increased $1.7 million as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $0.1 million, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $2.3 million and increased operating expenses of $1.0 million primarily related to increased product development costs.

Revenues from our Hosted Solutions segment increased $9.8 million for the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $3.4 million, due primarily to increased revenue of $7.5 million from our legal spend management solution and $2.3 million from our settlement network solutions (financial messaging and Paymode-X). Segment profit increased $1.0 million as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $0.5 million, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $6.1 million and increased operating expenses of $2.7 million primarily related to increased product development costs. We expect revenue and profit for the Hosted Solutions segment to increase slightly during the remainder of the fiscal year as a result of the continued revenue and profit contributions from our legal spend management and settlement network solutions.

Digital Banking

Revenues from our Digital Banking segment increased $0.5 million for the three months ended March 31, 2017 as compared to the same period in the prior fiscal year due to increases of $0.4 million in service and maintenance revenue. Segment profit decreased $1.1 million for three months ended March 31, 2017 as compared to the same period in the prior fiscal year, due primarily to decreased gross margins of $0.7 million and increased product development costs of $0.7 million, partially offset by reduced sales and marketing costs of $0.3 million.

Revenues from our Digital Banking segment increased $3.9 million for the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year due to increases of $5.2 million in subscription and transaction revenue, partially offset by decreased software license revenue of $1.5 million. Segment profit decreased $3.2 million for nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, due primarily to decreased gross margins of $0.8 million and increased product development costs of $2.6 million. We expect revenue and profit for the Digital Banking segment to increase slightly for the remainder of the fiscal year as the Digital Banking segment continues to transition customers to hosted offerings and as more customers go live with the hosted offerings.

Other

Revenues from our Other segment decreased $1.0 million for the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, due primarily to decreases in software license revenue. Segment profit decreased $0.9 million for three months ended March 31, 2017 as compared to the same period in the prior fiscal year, due primarily to the reduction in revenue.

Revenues from our Other segment decreased $1.6 million for the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, due primarily to decreases in software license and subscriptions and transactions revenue. Segment profit decreased $1.3 million for nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, due primarily to the reduction in revenue. We expect Other revenue and profit to remain consistent during the remainder of the fiscal year.

Revenues by category

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)				(Dollars in thousands)
Revenues:
Subscriptions and transactions	$55,851	$49,488	$6,363	12.9%	$163,627	$144,317	$19,310	13.4%
Software licenses	2,735	5,777	(3,042)	(52.7)%	8,348	15,754	(7,406)	(47.0)%
Service and maintenance	26,344	29,100	(2,756)	(9.5)%	79,937	89,797	(9,860)	(11.0)%
Other	1,169	1,868	(699)	(37.4)%	3,999	5,294	(1,295)	(24.5)%

Total revenues	$86,099	$86,233	$(134)	(0.2)%	$255,911	$255,162	$749	0.3%

As % of total revenues:
Subscriptions and transactions	64.8%	57.4%			63.9%	56.5%
Software licenses	3.2%	6.7%			3.3%	6.2%
Service and maintenance	30.6%	33.7%			31.2%	35.2%
Other	1.4%	2.2%			1.6%	2.1%

Total revenues	100.0%	100.0%			100.0%	100.0%

Subscriptions and Transactions

Revenues from subscriptions and transactions increased $6.4 million for the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $1.8 million. The overall revenue increase was due principally to increases in revenue from our Hosted Solutions segment and Payments and Transactional Documents segment of $5.4 million and $1.1 million, respectively.

Revenues increased $19.3 million for the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $6.4 million. The overall revenue increase was due principally to increases in revenue from our Hosted Solutions segment of $11.6 million, our Digital Banking segment of $5.2 million and our Payments and Transactional Documents segment of $3.4 million. We expect subscriptions and transactions revenues to increase during the remainder of the fiscal year, primarily as a result of increased revenue from our digital banking and legal spend management solutions, and to a lesser extent from our settlement network solutions.

Software Licenses

Revenues from software licenses decreased $3.0 million for the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, primarily as a result of decreases in revenue from our European payments and transactional documents solutions of $1.9 million and our Other segment of $0.9 million.

Revenues decreased $7.4 million for the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $0.9 million, primarily as a result of decreases in revenue from our European payments and transactional documents solutions of $4.2 million, our digital banking solutions of $1.5 million, and our Other segment of $0.9 million. Although we expect software license revenues to increase during the remainder of fiscal year 2017, we expect to continue to de-emphasize software license revenues in favor of long-term hosted or subscription-based revenue arrangements.

Service and Maintenance

Revenues from service and maintenance decreased $2.8 million for the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $1.1 million. The overall decrease was primarily the result of decreases in revenue from our European payments and transactional documents solutions of $2.8 million.

Revenues decreased $9.9 million for the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $4.3 million. The overall decrease was primarily the result of decreases in revenue from our European payments and transactional documents solutions of $7.2 million, our settlement network solutions of $1.8 million, and our North American payments and transactional documents solutions of $1.4 million. We expect that service and maintenance revenues will increase during the remainder of fiscal year 2017, as a result of an increase in revenue from our Digital Banking segment.

Other

Our other revenues consist principally of equipment and supplies sales which remained minor components of our overall revenue. We expect that other revenues will remain relatively consistent during the remainder of fiscal year 2017.

Cost of revenues by category

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)				(Dollars in thousands)
Cost of revenues:
Subscriptions and transactions	$25,867	$22,461	$3,406	15.2%	$74,535	$64,568	$9,967	15.4%
Software licenses	265	165	100	60.6%	589	741	(152)	(20.5)%
Service and maintenance	12,607	13,276	(669)	(5.0)%	39,308	39,545	(237)	(0.6)%
Other	835	1,317	(482)	(36.6)%	2,891	3,807	(916)	(24.1)%

Total cost of revenues	$39,574	$37,219	$2,355	6.3%	$117,323	$108,661	$8,662	8.0%

Gross Profit ($)	$46,525	$49,014	$(2,489)	(5.1)%	$138,588	$146,501	$(7,913)	(5.4)%
Gross Profit (%)	54.0%	56.8%			54.2%	57.4%

As % of total revenues:
Subscriptions and transactions	30.1%	26.1%			29.1%	25.3%
Software licenses	0.3%	0.2%			0.2%	0.3%
Service and maintenance	14.6%	15.4%			15.4%	15.5%
Other	1.0%	1.5%			1.1%	1.5%

Total cost of revenues	46.0%	43.2%			45.8%	42.6%

Subscriptions and Transactions

Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs remained relatively consistent at 46% of subscription and transactions revenues in the three and nine months ended March 31, 2017 compared to 45% of subscriptions and transactions revenues in the three and nine months ended March 31, 2016. We expect that subscriptions and transactions costs will remain consistent as a percentage of subscriptions and transactions revenue during the remainder of fiscal year 2017.

Software Licenses

Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased to 10% of software license revenues in the three months ended March 31, 2017 as compared to 3% of software license revenues in the three months ended March 31, 2016, due primarily to a reduction in revenues from our European payments and transactional documents solutions and relatively unchanged cost of revenues.

Software license costs increased to 7% of software license revenues in the nine months ended March 31, 2017 as compared to 5% of software license revenue in the nine months ended March 31, 2016, due primarily to a reduction in revenues from our European payments and transactional documents solutions and relatively unchanged cost of revenues. We expect that software license costs will remain consistent, as a percentage of software license revenues, during the remainder of fiscal year 2017.

Service and Maintenance

Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased slightly to 48% of service and maintenance revenues in the three months ended March 31, 2017 as compared to 46% of service and maintenance revenues in the three months ended March 31, 2016. The increase in costs as a percent of service and maintenance revenues was driven principally by the decrease in service and maintenance revenue in our European and North American payments and transactional documents solutions.

Service and maintenance costs increased to 49% of service and maintenance revenues in the nine months ended March 31, 2017 as compared to 44% of service and maintenance revenues in the nine months ended March 31, 2016. The increase in costs as a percent of service and maintenance revenues was driven principally by the decrease in service and maintenance revenue in our European and North American payments and transactional documents solutions. We expect that service and maintenance costs will remain consistent, as a percentage of service and maintenance revenues, during the remainder of fiscal year 2017.

Other

Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business. We expect that other costs will remain consistent, as a percentage of other revenues, during the remainder of fiscal year 2017.

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)				(Dollars in thousands)
Operating expenses:
Sales and marketing	$18,976	$20,419	$(1,443)	(7.1)%	$57,176	$62,854	$(5,678)	(9.0)%
Product development and engineering	13,057	11,934	1,123	9.4%	39,074	34,959	4,115	11.8%
General and administrative	10,863	9,790	1,073	11.0%	35,339	28,035	7,304	26.1%
Amortization of intangible assets	6,006	7,226	(1,220)	(16.9)%	18,381	21,720	(3,339)	(15.4)%
Goodwill impairment charge	—	—	—	—%	7,529	—	7,529	100.0%

Total operating expenses	$48,902	$49,369	$(467)	(0.9)%	$157,499	$147,568	$9,931	6.7%

As % of total revenues:
Sales and marketing	22.0%	23.7%			22.3%	24.6%
Product development and engineering	15.2%	13.8%			15.3%	13.7%
General and administrative	12.6%	11.4%			13.8%	11.0%
Amortization of intangible assets	7.0%	8.4%			7.2%	8.5%
Goodwill impairment charge	—%	—%			2.9%	—%

Total operating expenses	56.8%	57.3%			61.5%	57.8%

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses decreased in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, inclusive of the favorable impact of foreign currency exchange rates of $0.6 million, due primarily to a decrease in employee related costs of $1.0 million and a decrease in advertising expenses of $0.2 million.

Sales and marketing expenses decreased in the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016, inclusive of the favorable impact of foreign currency exchange rates of $2.5 million, due primarily to a decrease in employee related costs of $3.2 million, a decrease in advertising expenses of $0.9 million, and a decrease in travel related expenses of $0.6 million. We expect that sales and marketing expenses will remain consistent over the remainder of fiscal year 2017.

Product Development and Engineering

Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three and nine months ended March 31, 2017 as compared to the three and nine months ended March 31, 2016 increased principally as a result of an increase in headcount related costs. We expect that product development and engineering expenses will remain relatively consistent during the remainder of fiscal year 2017 as we continue to invest in our SaaS-based solutions that we believe will drive future revenue growth, such as our digital banking, legal spend management and settlement network solutions as well as certain of our European product offerings.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to an increase in costs associated with our global internal system implementations of $1.0 million.

General and administrative expenses increased in the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016 primarily due to an increase in costs associated with our global internal system implementations of $4.9 million, increased acquisition related costs of $1.3 million and increased employee related costs of $1.2 million. We expect general and administrative expenses will increase during the remainder of fiscal year 2017, principally as a result of our on-going internal system initiatives.

Amortization of Intangible Assets

We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the three and nine months ended March 31, 2017 as compared to the three and nine months ended March 31, 2016 occurred as a result of amortization rates decreasing over the underlying asset lives. We expect that total amortization expense for acquired intangible assets for fiscal year 2017 will be approximately $24.2 million.

Goodwill Impairment Charge

In the nine months ended March 31, 2017, we recorded a $7.5 million goodwill impairment charge as a result of an impairment test conducted for one of our reporting units. Please refer to Note 8 Goodwill and Other Intangible Assets to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details regarding this matter.

Other Expense, Net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)				(Dollars in thousands)
Interest income	$107	$133	$(26)	(19.5)%	$390	$382	$8	2.1%
Interest expense	(4,408)	(3,906)	(502)	(12.9)%	(12,591)	(11,615)	(976)	(8.4)%
Other expense, net	(178)	(109)	(69)	(63.3)%	(395)	(176)	(219)	(124.4)%

Other expense, net	$(4,479)	$(3,882)	$(597)	(15.4)%	$(12,596)	$(11,409)	$(1,187)	(10.4)%

Other expense, net increased $0.6 million for the three months ended March 31, 2017 and $1.2 million for the nine months ended March 31, 2017 compared to the same periods in the prior year, respectively, primarily due to increases in the amortization of debt discount costs.

Provision for Income Taxes

We recorded an income tax benefit of $0.2 million and $7,000 for the three months ended March 31, 2017 and 2016, respectively. We recorded an income tax benefit of $4.0 million and income tax expense of $1.2 million for the nine months ended March 31, 2017 and 2016, respectively. Please refer to Note 7 Income Taxes to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details regarding this matter.

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

As of March 31, 2017, we were in compliance with the covenants associated with the Credit Facility.

One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the nine months ended March 31, 2017 and 2016 are summarized in the tables below:

	March 31,	June 30,
	2017	2016
	(in thousands)
Cash and cash equivalents	$123,790	$97,174
Marketable securities	17,150	35,209
Convertible senior notes (1)	180,141	169,857

(1)	The Notes are shown on our Consolidated Balance Sheets at their carrying value, which represents the principal balance of $189.8 million less unamortized discount and debt issuance costs.

	Nine Months Ended March 31,
	2017	2016
	(in thousands)
Cash provided by operating activities	$45,837	$52,666
Cash used in investing activities	(2,522)	(36,430)
Cash used in financing activities	(14,258)	(20,543)
Effect of exchange rates on cash	(2,441)	(1,423)

Cash, cash equivalents and marketable securities. At March 31, 2017, our cash and cash equivalents of $123.8 million consisted primarily of cash deposits held at major banks and money market funds. The $26.6 million increase in cash and cash equivalents at March 31, 2017 from June 30, 2016 was primarily due to cash provided by operating activities of $45.8 million and proceeds from the sale of available-for-sale securities of $31.4 million, partially offset by $20.3 million used for capital expenditures, including capitalization of software costs, cash used for purchases of available-for-sale securities of $13.6 million, cash used to repurchase shares of our common stock of $15.0 million and the unfavorable effect of foreign currency exchange rates of $2.4 million.

At March 31, 2017, our marketable securities of $17.2 million consisted primarily of US treasury notes, residential mortgage-backed securities and US corporate debt securities.

Cash, cash equivalents and marketable securities included approximately $52.8 million held by our foreign subsidiaries as of March 31, 2017. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, the amounts would generally become subject to tax in the US to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the US was made.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than US Dollars. Decreases in the foreign currency exchange rates of the British Pound, Euro and Swiss Franc to the US Dollar decreased our overall cash balances by approximately $2.4 million for the nine months ended March 31, 2017. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

We expect to repurchase an additional one million shares of our common stock during the quarter ended June 30, 2017, as part of the common stock repurchase program approved by our board of directors on July 8, 2016.

Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation expense, deferred income tax benefits or expenses, and impairment charges; and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations decreased by $6.8 million in the nine months ended March 31, 2017 versus the same period in the prior fiscal year. In addition to the increase in our net loss for the nine months ended March 31, 2017 versus the same period in the prior fiscal year of $13.8 million, the decrease in cash generated from operations was primarily related to a decrease in cash flows from deferred revenue of $3.4 million and accounts receivable of $3.1 million, partially offset by an increase in cash flows from other assets of $5.1 million, an increase in cash flows from accrued expenses of $2.9 million and an increase in non-cash adjustments to our net loss of $5.7 million.

At March 31, 2017, we had US net operating loss carryforwards of $96.4 million, which expire at various times through fiscal year 2037, Canadian net operating loss carryforwards of $0.3 million, which expire principally in fiscal year 2035, Switzerland net operating losses of $27.1 million, which expire in fiscal year 2024, and other foreign net operating loss carryforwards of $17.8 million, primarily in Europe and Israel, which have no statutory expiration date. We also have approximately $5.9 million of research and development tax credit carryforwards available which expire at various points through fiscal year 2037. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At March 31, 2017, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for acquisition of businesses and assets. The $33.9 million decrease in net cash used in investing activities for the nine months ended March 31, 2017 versus the same period in the prior fiscal year was primarily due to an increase in cash provided by proceeds from sales of available-for-sale securities of $21.3 million, a reduction in purchases of available-for-sale securities of $6.8 million and a reduction in purchases of cost-method investments of $4.0 million.

Financing Activities. Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans. The $6.3 million decrease in cash used in financing activities for the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year was due to a decrease in cash used to repurchase our common stock of $9.0 million, partially offset by debt issuance costs of $2.2 million related to our Credit Facility.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of March 31, 2017:

	Payment Due by Fiscal Year
	2017	2018-2019	2020-2021	Thereafter	Total
	(in thousands)
Convertible senior notes
Principal payment (due December 2017)	$—	$189,750	$—	$—	$189,750
Interest payments	1,423	1,423	—	—	2,846
Operating leases	1,334	9,782	7,688	9,378	28,182
Purchase commitments	1,924	10,769	564	—	13,257

Total contractual obligations	$4,681	$211,724	$8,252	$9,378	$234,035

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.6 million, has been excluded from the table above. These amounts have been excluded because, as of March 31, 2017, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2017, which is $1.5 million based on foreign exchange rates in effect on March 31, 2017. We have not disclosed contributions for periods after fiscal year 2017, as those amounts are subject to future changes.

During the three months ended March 31, 2017, we recorded restructuring expenses associated with severance related benefits of $0.6 million, primarily within our subscriptions and transactions cost of revenues and sales and marketing expense lines, which will be substantially paid by the end of fiscal year 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended March 31, 2017.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investments in existing products and new product offerings can have a negative impact on our operating results, and any new product enhancement or offering may not be accepted in the marketplace or generate material revenues for us.

Acquisitions could disrupt our business and harm our financial condition

An active acquisition program is an important element of our corporate strategy. We have been an acquisitive company historically, and we expect to continue to make acquisitions in the future. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	entrance into markets and operating geographies in which we have no or limited prior experience or knowledge;

•	failure to realize anticipated revenue increases for any number of reasons, including if a larger than expected number of acquired customers decline to renew software maintenance contracts or subscription based contracts, if we are unsuccessful in selling the acquired products into our existing customer base or if the terms of the acquired contracts do not permit us to recognize revenue on a timely basis;

•	costs incurred to combine the operations of companies we acquire, such as integration costs, transitional employee expenses and employee retention or relocation expenses, may be higher than expected;

•	write-offs related to existing or acquired assets such as deferred tax assets, goodwill or other intangible assets;

•	inability to retain key personnel of the acquired company;

•	inadequacy of existing operating, financial and management information systems to support the combined organization, including the difficulty in integrating an acquired company’s accounting, financial reporting and other administrative systems to permit effective management;

•	difficulties implementing controls, procedures and policies appropriate for a public company at companies that, prior to the acquisition, may have lacked such controls, policies and procedures;

•	in the case of foreign acquisitions, challenges integrating operations across different cultures and languages and addressing the particular regulatory, economic, currency and political risks associated with different countries or regions;

•	diversion of management’s focus from our core business concerns;

•	dilution to existing stockholders and our earnings per share;

•	incurrence of substantial debt;

•	exposure to litigation from third parties, including claims related to intellectual property or other assets acquired or liabilities assumed; and

•	failure to realize anticipated benefits of the transaction due to the above factors or other factors.

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

The failure of our cyber fraud and risk management products to prevent a security breach or detect a cyber fraud, or the failure of our customers to take action based on the risks identified by these products could harm our reputation and adversely impact our operating results

Our cyber fraud and risk management products provide our customers the ability to configure a multitude of settings and establish certain rule-based alerts, and it is possible that a customer could misconfigure these products or fail to configure these products in an optimal manner, which could cause threats to go undetected. Similarly, if our cyber fraud and risk management products detect threats or otherwise alert a customer to suspicious activity but the customer does not take action to investigate those threats or alerts, customers may erroneously believe that our products were not effective.

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

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the US, principally in the United Kingdom and in continental Europe and, to a lesser extent, in the Asia-Pacific and Middle East regions. During the nine months ended March 31, 2017, approximately 38% of our revenues and 45% of our operating expenses were attributable to customers or operations located outside of North America. During the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016, the foreign currency exchange rates of the British Pound Sterling to the US Dollar decreased. Future appreciation of the US Dollar against the British Pound Sterling, Swiss Franc, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses associated with our operations in those regions.

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

Security or data breaches could have an adverse effect on our business

In the course of providing services to our customers, we collect, store, process and transmit highly sensitive and confidential information. Certain of our solutions also facilitate the actual transfer of cash or transmit instructions that initiate cash transfer. Our products and services, particularly our SaaS and Web-based offerings, may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service attacks and other disruptive problems, which could result in the theft, destruction or misappropriation of confidential information. Security risks in recent years have increased significantly given the increased sophistication and activities of hackers, organized crime and other external parties. We may need to spend significant capital or allocate significant resources to ensure effective ongoing protection against the threat of security breaches or to address security related concerns. Despite our efforts, a security breach or computer virus could still occur, which could have a significant negative impact on our business, including reputational harm, the loss of customers and material financial liability to us.

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

We rely on certain third-party hardware and software which could cause errors, interruptions or failures to our solutions or be difficult to replace

We rely on third party hardware and software to deliver certain of our solutions. These third party products may not continue to be available to us on commercially reasonable terms, or at all. The loss of the right to use any of these products could result in delays in our ability to provide our solutions until equivalent technology is either developed by us or acquired from another third party, if available, which may not be possible on a cost-effective basis. In addition, errors or defects in third-party products used in conjunction with our solutions could adversely affect the operation of our products.

Catastrophic events may disrupt our business, including our third party data centers

We are a highly-automated business and we rely on our network infrastructure, various software applications and many internal technology systems and data networks for our customer support, development, sales and marketing and accounting and finance functions. Further, our SaaS offerings provide services to our customers from third party data center facilities in different US and international locations over which we have no control. A disruption or failure of these systems or data centers in the event of a natural disaster, telecommunications failure, power outage, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. Such an event could also prevent us from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of our SaaS and hosted offerings. While we have developed certain disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of such events, a catastrophic event that resulted in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected.

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

Changes in financial accounting standards may cause unexpected financial reporting fluctuations and affect our reported results of operations

Changes in accounting standards or practices could adversely affect our reported results of operations. New accounting pronouncements, such as the upcoming changes in US GAAP related to revenue recognition, accounting for lease arrangements and accounting for share-based compensation arrangements, and varying interpretations of accounting pronouncements, have occurred and will occur in the future. Changes to existing accounting rules or practices may materially affect our reported results of operations or the way we conduct our business in future periods.

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

Certain derivative instruments issued in connection with the notes were classified within stockholders’ equity at March 31, 2017. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

The conditional conversion feature of the notes, if triggered, and the requirement to repurchase the notes upon a fundamental change may adversely affect our financial condition and operating results

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at their option during specified periods. If one or more holders elect to convert their notes, we would be required to settle the principal portion of the notes in cash. Additionally, if we undergo a fundamental change (as described in the Indenture for the notes), subject to certain conditions, holders of the notes may require us to repurchase for cash all or part of their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. Either of these events could adversely affect our liquidity. Even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal balance of the notes to a current rather than long-term liability, which would result in a material reduction of our working capital.

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

Credit Facility

On December 9, 2016, we (as borrower) and certain of our domestic subsidiaries (as guarantors) entered into a credit agreement with Bank of America, N.A. and certain other lenders which provides for a revolving credit facility in the amount of up to $300 million.

The credit agreement contains financial and other covenants, and our failure to comply with any of those covenants could materially adversely impact us.

The credit agreement requires us to comply with certain financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and while at March 31, 2017 we were in compliance with those covenants, we may fail to maintain compliance in future periods. The credit agreement contains customary representations, warranties and covenants including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. These restrictions could place us at a disadvantage relative to our competitors that are not subject to such limitations. A breach of any of these covenants or restrictions could result in an event of default under the credit agreement. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could seek recovery against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the credit facility were to accelerate the payment of any indebtedness, we cannot assure you that our assets would be sufficient to satisfy our obligations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	—	$—	—	$45,048,000
February 1, 2017 - February 28, 2017	—	—	—	45,048,000
March 1, 2017 - March 31, 2017	—	—	—	45,048,000

Total	—	$—	—

(1)	On July 8, 2016 our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $60 million. This program expires on July 8, 2018.

Item 6.	Exhibits

See the Exhibit Index for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: May 9, 2017	By:	/S/ RICHARD D. BOOTH
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and June 30, 2016, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.