Form 10-K
period 2017-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2017-08-28
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-25259

BOTTOMLINE TECHNOLOGIES (de), INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0433294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
325 Corporate Drive
Portsmouth, New Hampshire (Address of principal executive offices)	03801-6808 (Zip Code)

(603) 436-0700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.001 par value per share	The NASDAQ Global Select Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2016 was $983,780,796 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.

There were 40,387,931 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 18, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under

“Part I-Executive Officers and Other Key Employees of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2017, a definitive proxy statement for our 2017 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

BOTTOMLINE TECHNOLOGIES (de), INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

Our Company

We help businesses pay and get paid. We make complex business payments simple, smart and secure by providing a trusted and easy-to-use set of cloud-based business payment, digital banking, fraud prevention, payment and financial document solutions. We offer cloud solutions, as well as software designed to run on-site at the customer’s location. The majority of our revenues are derived from offerings sold as SaaS-based solutions and paid for on a subscription and transaction basis.

We operate cloud-based settlement networks that facilitate electronic payments and transaction settlement between businesses, their vendors and banks. We offer cloud and on-premise solutions that banks use to provide payment, cash management and treasury capabilities to their business customers, as well as solutions that banks and credit unions use to facilitate customer acquisition and growth. We offer legal spend management solutions that help manage and determine the right amount to pay for legal services and claims vendor expenditures for insurance companies and other large corporate consumers of outside legal services. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. Our healthcare customers use our solutions to streamline financial processes, particularly the patient enrollment process. We also offer comprehensive cyber fraud and risk management solutions that are designed to non-invasively monitor and analyze user behavior and payment transactions to flag behavioral and data anomalies and other suspicious activity.

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

Bottomline was originally organized as a New Hampshire corporation in 1989 and was reincorporated as a Delaware corporation in August 1997. We maintain our corporate headquarters in Portsmouth, New Hampshire and our international headquarters in Reading, England. We maintain a website at www.bottomline.com. Our website includes links to our Code of Business Conduct and Ethics, and the charters of our Audit Committee, Leadership Development and Compensation Committee, and Nominations and Corporate Governance Committee. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to we, us, our, Bottomline and the Company refer to Bottomline Technologies (de), Inc. and its subsidiaries. Our fiscal year ends on June 30, and we sometimes identify our fiscal years in this Annual Report on Form 10-K by the calendar years in which they end. For example, we refer to the fiscal year ended June 30, 2017 as “fiscal year 2017.”

Our Strategy

Our objective is to be the leading global provider of business payment technology. Key elements of our strategy include the following:

•	providing solutions that allow businesses to make complex and fragmented payment processes simple, smart and secure;

•	growing our business payment settlement network solutions by adding customers, strategic partners and new capabilities;

•	continuing to deliver solutions that enable organizations to adapt to and leverage business payment environment changes such as faster payments, real-time settlement and open banking;

•	providing digital banking solutions that enable banks of all sizes to offer their business customers leading cash management and treasury capabilities;

•	developing innovative new technologies that will allow us to broaden our market footprint, enhance our competitive position in our current markets and capitalize on new market opportunities;

•	delivering an increasingly broad set of solutions via the cloud to provide ease of deployment and efficiency for our customers and increased recurring revenue to us;

providing an intuitive, easy-to-use/easy-to-navigate experience, accessible via a variety of technology platforms including mobile devices;

•	attracting and retaining exceptional technical, industry and management talent who have experience in our markets and the capability to grow our business;

•	continuing to develop and broaden strategic relationships that enhance our global position; and

•	pursuing strategic acquisitions that expand our geographical footprint and market share or extend our product functionality.

Our Products and Services

Settlement Network Solutions

Paymode-X is a cloud-based payment network allowing businesses to easily transition from paper to electronic payments, maximizing cost-savings, efficiency and security. With more than 365,000 member businesses, new Paymode-X customers gain immediate benefits because many of their vendors are already part of the Paymode-X network and can be paid electronically on day one. Our vendor enrollment process leverages our Intelligent Engagement Model which includes predictive analytics tools and proprietary processes designed to maximize vendor adoption. As a comprehensive settlement network, customers can easily optimize working capital and their payment mix by making card, ACH, wire and check payments with a single integrated payment file. We continually invest in features and services that enhance the network value and usability for member businesses, including: electronic payments and remittance delivery, online access to payment detail and reports, online payment approvals, electronic invoice delivery and turnkey vendor enrollment and support. We partner with Visa and Mastercard to offer Paymode-X with card capabilities.

Our cloud-based financial messaging solutions leverage the SWIFT global messaging network to allow banks and corporations to exchange financial information including payment instructions, cash reporting and other messages to facilitate transaction settlement with banks and counterparties around the world. Our financial messaging solutions allow banks and corporations to achieve lower costs, rapid implementation, greater security and improved risk management, while avoiding costly internal infrastructure.

Digital Banking

We offer payments, cash management and online banking solutions to financial institutions, including banks and credit unions. Our solutions enable banks of all sizes to offer their customers a host of capabilities including ACH and BACS payments, wires, international payments, check production, customer acquisition, balance and information reporting and other features that facilitate enterprise-wide cash management and interaction with their customers. Our web payment fraud module integrates with our cloud-based payments and cash management platforms, providing real time security monitoring and automated transaction blocking for fraudulent activity. Our solutions allow our bank customers to attract and service a full range of client segments from small businesses to multi-nationals. These solutions feature an intuitive user interface designed to simplify all aspects of payments and cash management for customers of all sizes and sophistication, through both browser-based and mobile channels.

Legal Spend Management

Our cloud-based legal spend management solutions and services integrate with claims management and time and billing systems to automate legal invoice management processes and to provide insight into all areas of a company’s outside legal spend. The combination of automated invoice routing and a sophisticated rules engine allows corporate legal and insurance claims departments to create more efficient processes for managing invoices generated by outside law firms and other service providers, while offering insight into important legal spend factors including expense monitoring and outside counsel performance. We continue to expand the capabilities of these offerings to leverage predictive analytics to facilitate the selection and retention of counsel, forecast claim settlement and litigation expense and augment the management and budgeting of litigation matters.

Cyber Fraud and Risk Management

Our cyber fraud and risk management solutions (CFRM) non-invasively monitor, replay and analyze user behavior and payment transactions to flag and even stop suspicious activity in real time. These solutions are highly configurable and create accountability by recording and analyzing each application interaction and screen view, reducing the risk of theft, information leakage, internal fraud and payments fraud, as well as decreasing the cost of regulatory compliance. Case management capabilities centralize risk management, speed investigations, and facilitate compliance with regulations pertaining to Anti Money Laundering (AML), the Health Insurance Portability and Accountability Act (HIPAA) and Know Your Customer (KYC).

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

Healthcare Solutions

We offer solutions for patient registration, electronic signature, mobile document and payments for healthcare organizations to improve business efficiency, reduce costs and improve care quality. Our solutions are utilized across the acute care hospital enterprise and broader healthcare systems, accelerating the paper-to-electronic transition while helping our customers streamline data flows.

We also extend our CFRM platform to provide privacy and data security for healthcare organizations enabling them to better protect themselves and their patients’ data from the growing threat posed by the misuse of valid user credentials. The use of user behavior analytics, profiling and a risk scoring engine allows healthcare organizations to detect user behavior changes and receive alerts in real-time.

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

Our Customers

Our customers are in industries such as banking, financial services, insurance, healthcare, technology, retail, communications, education, media, manufacturing and government. Our customers include leading organizations such as Bank of America Merrill Lynch, Berkley Risk Administrators, British Telecommunications plc., Capital One, CIBC, Cigna Corporation, Citizens Bank, Deutsche Bank, Franklin Templeton Investments, Fidelity Investments, HSBC, Johnson Controls, Inc., JPMorgan Chase, Lloyds Bank, Metro Bank, Regions Financial Corporation, Santander Bank, Starling Bank, State Farm Insurance, Tesco Stores Ltd., The Hartford, Vodafone and Zurich American Insurance Company.

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

For our settlement network solutions, our principal competitors include AvidXchange, US Bank Payments Plus and combined card and ACH Solutions from JPMorgan Chase, Wells Fargo, D+H Corporation, Eastnets, SunGard and SWIFT.

For our digital banking payments and cash management solutions, we primarily compete with companies such as ACI Worldwide, Fiserv, FIS, Q2, Jack Henry, Backbase, NCR, MeridianLink and Polaris, that offer a wide range of financial services, including electronic banking applications. We also encounter competition in our digital banking customer acquisition offerings from MeridianLink and D+H Corporation.

For our legal spend management solutions, we compete with a number of companies, including Wolters Kluwer ELM Solutions, LexisNexis, Mitratech and Computer Sciences Corporation (CSC).

For our cyber fraud and risk management products, we primarily compete with NICE Actimize, Norkom-Deitca, SAS, Guardian Analytics and FairWarning.

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

Similar operating segments have been aggregated into four reportable segments as follows:

Cloud Solutions. Our Cloud Solutions segment provides customers predominately with SaaS technology offerings that facilitate electronic payment, electronic invoicing and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our settlement network solutions (financial messaging and Paymode-X). Our settlement network solutions are highly scalable, secure and cost effective and facilitate cash payment and transaction settlement between businesses, their vendors and banks. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

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

Other. Our Other segment consists of our healthcare and cyber fraud and risk management operating segments. Our cyber fraud and risk management solutions non-invasively monitor, replay and analyze user behavior to flag and even stop suspicious activity in real time. Our healthcare solutions for patient registration, electronic signature, mobile document and payments allow healthcare organizations to improve business efficiency, reduce costs and improve care quality. When licensed on a perpetual license basis, revenue for our cyber fraud and risk management and healthcare products is typically recorded upon delivery, with the exception of software maintenance which is normally recorded ratably over a twelve-month period. When products are licensed on a subscription basis, revenue is normally recorded ratably over the subscription period.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses (including acquisition related contingent consideration), amortization of acquired intangible assets, impairment of goodwill, fixed asset charges, restructuring related charges, minimum pension liability adjustments, non-core charges related to our 1.50% convertible senior notes due in December 2017 and our five-year revolving credit facility in the amount of up to $300 million, global enterprise resource planning (ERP) system implementation costs and other non-core or non-recurring gains and losses that arise from time to time. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

The following represents a summary of our reportable segments:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Segment revenue:
Cloud Solutions	$154,821	$138,641	$126,178
Digital Banking	79,227	70,747	77,184
Payments and Transactional Documents	98,150	115,213	116,685
Other	17,214	18,673	10,842

Total segment revenue	$349,412	$343,274	$330,889

Segment measure of profit (loss):
Cloud Solutions	$28,044	$23,380	$15,329
Digital Banking	2,901	5,696	12,440
Payments and Transactional Documents	29,832	34,225	36,010
Other	(3,075)	(1,795)	(2,870)

Total measure of segment profit	$57,702	$61,506	$60,909

A reconciliation of the measure of total segment profit to our GAAP loss before income taxes is as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Total measure of segment profit	$57,702	$61,506	$60,909
Less:
Amortization of acquired intangible assets	(24,246)	(28,978)	(30,383)
Goodwill impairment charge	(7,529)	—	—
Fixed asset charge	(2,399)	—	—
Stock-based compensation expense	(31,913)	(30,279)	(27,025)
Acquisition and integration related expenses	(2,596)	(741)	(2,835)
Restructuring expenses	(547)	(850)	(1,297)
Minimum pension liability and related adjustments	(1,079)	(203)	(56)
Other non-core income (expense)	223	246	(76)
Global ERP system implementation costs	(8,804)	(4,252)	—
Other expense, net	(17,086)	(15,312)	(15,553)

Loss before income taxes	$(38,274)	$(18,863)	$(16,316)

Financial Information About Geographic Areas

We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here; particularly with respect to financial institution customers located in Australia for which the point of sale was North America and customers located in Africa for which the point of sale was Israel.

	Fiscal Year Ended June 30,
	2017		2016		2015
	(Dollars in thousands)
North America	$221,608	63.5%	$199,765	58.2%	$193,286	58.4%
United Kingdom	80,421	23.0%	96,244	28.0%	93,735	28.3%
Continental Europe	38,590	11.0%	38,849	11.3%	38,053	11.5%
Asia-Pacific and Middle East	8,793	2.5%	8,416	2.5%	5,815	1.8%

Total revenues from unaffiliated customers	$349,412	100.0%	$343,274	100.0%	$330,889	100.0%

Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	June 30,
	2017	2016
	(in thousands)
Long-lived assets:
North America	$59,800	$56,885
United Kingdom	8,705	8,499
Continental Europe	2,449	1,924
Asia-Pacific and Middle East	2,024	2,080

Total long-lived assets	$72,978	$69,388

A significant percentage of our revenues are generated by our international operations and our future growth rates and success are in part dependent on continued growth and success in international markets. As is the case with most international operations, the success and profitability of these operations is subject to numerous risks and uncertainties including exchange rate fluctuations. We do not currently hedge against exchange rate fluctuations. A number of other factors could also have a negative effect on our business and results from operations outside the U.S., including different regulatory and industry standards and certification requirements, reduced protection for intellectual property rights in some countries, import or export licensing requirements, the complexities of foreign tax jurisdictions and difficulties and costs of staffing and managing our foreign operations.

Sales and Marketing

As of June 30, 2017, we employed 329 sales and marketing employees worldwide, of whom 203 were focused on North American markets, 111 were focused on the United Kingdom and continental Europe markets and 15 were focused on Asia-Pacific and Middle East markets. We market and sell our products directly through our sales force and indirectly through a variety of channel partners and reseller relationships. We market and sell our products domestically and internationally, with an international focus on the United Kingdom and continental Europe. We also maintain an inside sales group which provides a cost effective channel into maintaining existing customers and expanding our customer base.

Product Development and Engineering

Our product development and engineering organization includes employees as well as strategic development partners who provide a flexible supplement to our internal resources. We have three primary development groups: product design and user experience, software engineering, and quality assurance. We expensed $53.0 million, $47.4 million and $47.2 million in product development and engineering costs in fiscal years 2017, 2016 and 2015, respectively.

Our product design and user experience team is extensively involved in the design of all of our products, driving the user-centered design process to ensure elegant, engaging and easy-to-use products. Part of this process is user experience testing that is conducted to provide additional productivity gains for the end user.

Our software engineers have substantial experience in advanced software development techniques as well as extensive knowledge of the complex processes involved in business document workflow, cash management, payment and invoicing applications. They maintain extensive knowledge of software development trends and best practices. Our technology focuses on providing business solutions utilizing industry standards, providing a path for extendibility and scalability of our products. Security, control and fraud prevention, as well as performance, data management and resource efficiencies are priorities in the technology we develop and deploy.

Our quality assurance engineers have extensive knowledge of our products and expertise in software quality assurance techniques. The quality assurance team participates in all phases of our product development processes. Members of the quality assurance group make use of both manual and automated software testing techniques to ensure high-quality software is being delivered to our customers. The quality assurance group members participate in alpha and beta releases, testing of new product releases and performance and security testing for our products.

Backlog

At the end of fiscal year 2017, our backlog was $213.2 million, including deferred revenues of $96.2 million. At the end of the fiscal year 2016, our backlog was $215.6 million, including deferred revenues of $93.4 million. We do not believe that backlog is a meaningful indicator of revenues that can be expected for any future period, and there can be no assurance that backlog at any point in time will translate into revenue in any specific subsequent period.

Proprietary Rights

We use a combination of patents, copyrights, trademarks and trade secret laws to help establish and protect our proprietary rights in our technology and products. During fiscal year 2017, we added 4 issued patents to our portfolio. In total, we currently hold 31 U.S. patents as well as 9 foreign equivalent patents in Europe, Israel and India. We expect to receive other patents, as we have 10 applications pending before the U.S. Patent and Trademark Office. The earliest year of expiration of any of our remaining patents is 2019.

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

Government Regulation

Our U.S. chartered financial institution customers are federally regulated by either the Federal Reserve (FED), the Federal Deposit Insurance Corporation (FDIC), the Office of the Comptroller of the Currency (OCC), the National Credit Union Association (NCUA) or the Consumer Financial Protection Bureau (CFPB). Our non U.S. based financial institution customers are normally subject to a similar regulatory oversight within their respective country of domicile. We are subject to periodic examination by the Federal Financial Institutions Examination Council (FFIEC) interagency in our capacity as a technical financial service provider, during which our operating practices are risk-assessed and compared against applicable laws and regulations. If we, as part of such an examination, were to receive a material unfavorable regulatory rating, our customers may be advised by their direct federal regulators to reassess their commercial relationships with us, including the continued use of our products.

Each of our operating segments provides services and/or products that may be subject to various federal, state or foreign laws or regulations, particularly in the area of data security and privacy. These laws and regulations govern the collection, processing, storage, use and disclosure of personal information as well as notification requirements in the event of security breaches. The legal and regulatory framework in these areas is complex and continually evolving, particularly with respect to data security, payment technology and payment methodologies. We may become subject to new or increased regulation in the future, and the cost of complying with current or future regulatory requirements could exceed our estimates. Our products and services must be designed to work effectively within this legal framework.

Employees

As of June 30, 2017, we had approximately 1,600 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that employee relationships are good. Our future success will depend in part on our continued ability to attract, retain and motivate highly-qualified technical and managerial personnel in a highly competitive market.

Executive Officers and Other Key Employees of the Registrant

Our executive officers and other key employees and their respective ages as of August 28, 2017, are as follows:

Name	Age	Positions
Robert A. Eberle	56	President, Chief Executive Officer and Director
Richard D. Booth	48	Chief Financial Officer and Treasurer
Karen S. Brieger	45	Vice President, Human Resources
Norman J. DeLuca	56	Managing Director, Digital Banking
Paul J. Fannon	49	Group Sales Director, Europe
John F. Kelly	59	General Manager, Legal Solutions
John J. Mason	47	Chief Information Officer
Brian S. McLaughlin	53	Chief Experience Officer
Andrew J. Mintzer	55	Executive Vice President, Product Strategy and Customer Delivery
Jessica Pincomb Moran	43	General Manager, Cloud Payment Solutions
Eric K. Morgan	47	Executive Vice President, Global Controller
Christine M. Nurnberger	38	Chief Marketing Officer
Nigel K. Savory	50	Managing Director, Europe
David G. Sweet	54	Executive Vice President, Strategy and Corporate Development

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

Brian S. McLaughlin has served as Chief Experience Officer since November 2016 and as Vice President of Product Design and User Experience from February 2011 through October 2016. From 2009 through February 2011, Mr. McLaughlin served as Director of User Experience at CashStar, Inc.

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

Acquisitions could disrupt our business and harm our financial condition

An active acquisition program has been an important element of our corporate strategy. We have been an acquisitive company historically, and we expect to continue to make acquisitions in the future. Any acquisition or strategic investment we have made or may make in the future may entail numerous risks, including the following:

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results

In the second quarter of fiscal year 2017, we recorded a $7.5 million goodwill impairment charge for one of our reporting units. Please refer to Part II Item 8. Note 7 Goodwill and Other Intangible Assets to our consolidated financial statements included within this Annual Report on Form 10-K for further details regarding this matter. The carrying value of our intangible assets, including goodwill, represents a significant portion of our total assets. We periodically review our goodwill and our other intangible assets for impairment and could, in any future period, be subject to impairment charges with respect to these assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

We face risks associated with our international operations that could harm our financial condition and results of operations

A significant percentage of our revenues have been generated by our international operations and our future growth rates and success are in part dependent on our continued growth and success in international markets. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	currency exchange rate fluctuations, particularly with the British Pound Sterling, the Swiss Franc, the European Euro, the Israeli Shekel and the Australian Dollar;

•	difficulties and costs of staffing and managing foreign operations;

•	differing regulatory and industry standards and certification requirements;

•	the complexities of tax laws in foreign jurisdictions;

•	the complexities of foreign data privacy laws and regulations;

•	the complexities of various sanctions regimes and related commercial restrictions;

•	reduced protection for intellectual property rights in some countries; and import or export licensing requirements.

Weakness or deterioration in domestic and global economic conditions could have a significant adverse impact on our business, financial condition and operating results

Our business, financial condition and operating results are significantly affected by general economic conditions. The U.S. and global economies have experienced deterioration in the recent past and prospects for sustained economic recovery remain uncertain. Prolonged economic weakness or any downturn in the U.S. and global economies could result in a variety of risks to our business, including:

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

The voting result of the Referendum of the United Kingdom’s Membership of the European Union (UK Referendum) advising for the exit of the United Kingdom (UK) from the European Union (EU), and the subsequent formal notification by the UK of its intention to withdraw from the EU (referred to as Brexit), could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations

In connection with Brexit, the British government is negotiating the future terms of the UK’s relationship with the EU, including the terms of trade between the UK and the EU. The ultimate effects of Brexit will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate, adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees in the UK and other countries. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate.

The announcement of the results of the UK Referendum caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, particularly the British Pound Sterling which, shortly after the announcement, decreased to the lowest exchange levels seen since 1985. Any strengthening of the U.S. dollar relative to other foreign currencies affects our results of operations in a number of ways, including:

•	Our international sales are predominately denominated in currencies other than U.S. dollars. A decrease of foreign currency exchanges rates will have the effect of decreasing our overall revenues upon translation to U.S. dollars;

•	Any significant devaluation of foreign currencies may impact the purchasing power of our customers and potential customers and could affect the demand for our products; and

•	EU member countries could make it more difficult for our UK subsidiary or us to trade effectively or competitively in those regions.

We are subject to the political, economic and security conditions in Israel

We have a subsidiary headquartered in Tel Aviv, Israel. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its neighbors. During the past several years, Israel has experienced periodic armed conflicts which at times have disrupted day-to-day civilian activity in Israel.

There can be no assurance that future conflicts will not occur and that such conflicts will not affect our premises or major infrastructure and transport facilities in the country, which could have an adverse effect on our ability to conduct business in Israel. In addition, acts of terrorism, armed conflicts or political instability in the region could negatively affect global as well as local economic conditions and adversely impact our operating results.

Our business and operating results are subject to fluctuations in foreign currency exchange rates

We conduct a substantial portion of our operations outside of the U.S., principally in the United Kingdom and in continental Europe and, to a lesser extent, in the Asia-Pacific and Middle East regions. During the twelve months ended June 30, 2017, approximately 37% of our revenues and 43% of our operating expenses were attributable to customers or operations located outside of North America. During the twelve months ended June 30, 2017 as compared to the twelve months ended June 30, 2016, the foreign currency exchange rates of the British Pound Sterling to the U.S. Dollar decreased. Future appreciation of the U.S. Dollar against the British Pound Sterling, Swiss Franc, European Euro or Australian Dollar will have the impact of reducing both our revenues and operating expenses associated with our operations in those regions.

We may have larger than anticipated tax liabilities

The determination of our provision for income taxes requires significant judgment and estimation and there are transactions and calculations where the ultimate tax determination is uncertain. We are subject to tax in multiple U.S. and foreign tax jurisdictions and the determination of our tax liability is always subject to audit and review by the applicable domestic or foreign taxing authority. As an example, our U.S. federal tax return for fiscal 2015 is currently under routine audit. In light of fiscal challenges in U.S. federal and state governments and in many international locations, taxing authorities are increasingly focused on ways to increase revenues which may make resolving tax disputes more difficult. While we have established tax reserves using assumptions and estimates that we believe to be reasonable, these reserves may prove insufficient in the event that a taxing authority asserts a tax position that is contrary to our position.

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

Our future financial results will be affected by our success in selling our products in a subscription and transaction model, which carries with it certain risks

A substantial portion of our revenues and profitability were historically generated from perpetual software license revenues; however, we continue to offer a growing number of products under a subscription and transaction based revenue model. We believe a subscription based revenue model has certain advantages over a perpetual license model, including better predictability of revenue; however, it also presents a number of risks to us, including the following:

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

Any real or perceived defects, errors or vulnerabilities in our cyber fraud and risk management products or any failure of these products to prevent, detect or alert a customer to a threat could result in:

•	a loss of customers or potential customers;

•	delayed or lost revenue and harm to our financial condition and results or operations;

•	a delay in attaining, or the failure to attain, market acceptance for our cyber fraud and risk management solutions;

•	an increase in warranty claims;

•	harm to our reputation; or

•	litigation, regulatory inquiries or investigations that may be expensive and that would further harm our reputation.

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

Catastrophic events may disrupt our business, including our third party data centers

We are a highly-automated business and we rely on our network infrastructure, various software applications and many internal technology systems and data networks for our customer support, development, sales and marketing and accounting and finance functions. Further, our SaaS offerings provide services to our customers from third party data center facilities in different U.S. and international locations over which we have no control. A disruption or failure of these systems or data centers in the event of a natural disaster, telecommunications failure, power outage, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. Such an event could also prevent us from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of our cloud offerings. While we have developed certain disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of such events, a catastrophic event that resulted in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected.

We could incur substantial costs resulting from warranty claims or product liability claims

Our product agreements typically contain provisions that afford customers a degree of warranty protection in the event that our products fail to conform to written specifications. These agreements normally contain provisions intended to limit the nature and extent of our risk of warranty and product liability claims. A court, however, might interpret these terms in a limited way or conclude that part or all of these terms are unenforceable. Furthermore, some of our agreements are governed by non-U.S. law, and there is a risk that foreign law might provide us less or different protection. While we maintain general liability insurance, including coverage for errors and omissions, we cannot be sure that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims.

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

Our ability to attract and retain qualified employees is critical to the success of our business and failure to do so could adversely affect our operating results

Our success depends upon the efforts and abilities of our executive officers and technical and sales employees who are skilled in e-commerce, payment methodology and regulation, business banking technologies, and web, database and network technologies. Our success and future growth depends to a significant degree on the skills and continued services of our management team. Our current key employees and employees whom we seek to hire in order to support our growth are in high demand within the marketplace. The loss of one or more of our key employees or our failure to consistently attract and retain sufficient qualified employees to grow our operations could have a material adverse effect on our business. We do not maintain key man life insurance policies on any of our employees and our employees are generally free to terminate their employment with us at any time. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

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

If we fail to maintain appropriate and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that we re-evaluate regularly. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. However, despite our efforts, any failure to maintain or implement the necessary internal controls could cause us to fail to meet our financial reporting obligations or result in misstatements in our financial statements, either of which could cause investors to lose confidence in our reported financial information and lead to a decline in the trading price of our common stock.

Early in fiscal year 2018 we expect to complete the first phase of our implementation of a complex, company-wide enterprise resource planning (ERP) system. If we were to experience significant operating problems once implemented, it could adversely affect our business and results of operations

ERP implementations are inherently complex and time-consuming projects that involve substantial expenditures on system software, implementation activities and business process reengineering. Any unexpected challenge or performance issue associated with the implementation of our new ERP system could adversely affect our ability to timely and accurately report financial information, including our ability to furnish our quarterly and annual reports with the SEC. Any such failure could also impact our ability to accurately make payments to vendors or our ability to invoice our customers. Data accuracy problems or other issues may occur which, if not corrected quickly, could impact our business or financial results. In addition, we may experience periodic or prolonged disruption to our financial functions arising from this implementation. If we encounter unforeseen problems with our financial system or related systems, our business, operations and overall system of internal controls could be adversely affected.

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

Risks Related to our Indebtedness

Convertible Senior Notes, Note Hedges and Warrants

In December 2012, we issued, at par value, $189.8 million aggregate principal amount of 1.50% convertible senior notes due in December 2017 (the Notes). In connection with the pricing of the Notes, we purchased convertible note hedge transactions with a strike price equal to the initial conversion price of the Notes and we sold warrants with a strike price of $40.04 per share with certain counterparties. The note hedges and the warrants each cover approximately 6.3 million shares of our common stock.

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

Certain derivative instruments issued in connection with the Notes were classified within stockholders’ equity at June 30, 2017. However, if we do not continue to satisfy all of the criteria required for equity classification, these instruments would be reclassified out of equity and be subject to re-measurement at fair value. Changes in fair value resulting from any such re-measurement would be reflected in earnings which could have a material impact on our financial statements.

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

From time to time, the counterparties to the convertible note hedge transactions or their affiliates may modify their respective hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions (and are likely to do so during any observation period related to a conversion of the Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the Notes.

Credit Facility

On December 9, 2016, we (as borrower) and certain of our domestic subsidiaries (as guarantors) entered into a credit agreement with Bank of America, N.A. and certain other lenders which provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility). We intend to finance the repayment of the principal balance of the Notes through a combination of cash on hand and with borrowings under the Credit Facility.

The credit agreement contains financial and other covenants, and our failure to comply with any of those covenants could materially adversely impact us or limit or eliminate our ability to access funds under the Credit Facility

The credit agreement requires us to comply with certain financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and while at June 30, 2017 we were in compliance with those covenants, we may fail to maintain compliance in future periods. The credit agreement contains customary representations, warranties and covenants including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. These restrictions could place us at a disadvantage relative to our competitors that are not subject to such limitations. A breach of any of these covenants or restrictions could result in an event of default under the credit agreement. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the Credit Facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could seek recovery against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the Credit Facility were to accelerate the payment of any indebtedness, we cannot assure you that our assets would be sufficient to satisfy our obligations.

Our variable rate could cause our debt service obligations to increase or decrease based on changes in market rates

Borrowings under the Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In July 2017, we entered into an interest rate swap intended to mitigate a portion of interest rate volatility arising from the Credit Facility. However, this interest rate swap, and any additional interest rate swap we may enter into in the future, might not fully mitigate our variable interest rate risk.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth the location, the reportable segment(s) and approximate square footage of each of the principal properties used by us during fiscal year 2017. Our Portsmouth, New Hampshire facility serves as our corporate headquarters and is used by employees associated with all of our reportable segments in addition to our management, administrative, sales and marketing and customer support teams. All properties, except as noted below, are leased under operating leases.

Location	Reportable Segment(s)	Approximate Square Feet
North America:
Alpharetta, Georgia	Payments and Transactional Documents, Digital Banking and Other	26,000
Charlotte, North Carolina	Digital Banking	3,000
Englewood Cliffs, New Jersey	Payments and Transactional Documents and Other	4,000
Garden City, New York	All segments	9,000
Marlton, New Jersey	Cloud Solutions	7,000
Morrisville, North Carolina	Payments and Transactional Documents and Other	8,000
Portland, Maine	Cloud Solutions	27,000
Portsmouth, New Hampshire	All segments	85,000
Providence, Rhode Island	Digital Banking	11,000
Wilton, Connecticut	Cloud Solutions	13,000

Europe:
Geneva, Switzerland	Cloud Solutions	16,000
Hertford, England	Payments and Transactional Documents	12,000
London, England	All segments	6,000
Reading, England (1)	All segments	28,000

Asia-Pacific and Middle East:
Melbourne, Australia	Payments and Transactional Documents and Digital Banking	2,000
Sydney, Australia	Payments and Transactional Documents	2,000
Or-Yehuda, Israel	Other	9,000

(1)	We own 16,000 square feet in Reading, England currently used as our European headquarters.

Item 3.	Legal Proceedings.

We are, from time to time, a party to legal proceedings and claims that arise in the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require disclosure in, our financial statements.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Global Select Market under the symbol EPAY. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ Global Select Market.

Period	High	Low
Fiscal Year 2016
First quarter	$28.64	$24.28
Second quarter	$31.58	$21.64
Third quarter	$31.41	$25.06
Fourth quarter	$31.52	$20.44
Fiscal Year 2017
First quarter	$23.98	$18.80
Second quarter	$25.41	$21.98
Third quarter	$26.99	$23.51
Fourth quarter	$26.43	$21.74

As of August 18, 2017, there were approximately 594 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on August 18, 2017 was $28.96. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.

We have never paid dividends on our common stock. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

The following table provides information about purchases by us of our common stock during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	76,000	$22.70	76,000	$43,323,000
May 1, 2017 - May 31, 2017	924,000	25.09	924,000	20,140,000
June 1, 2017 - June 30, 2017	—	—	—	20,140,000

Total	1,000,000	$24.91	1,000,000

(1)	On July 8, 2016, our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $60 million. This program expires on July 8, 2018.

Stock Performance Graph

The stock performance graph below compares the percentage change in cumulative stockholder return on our common stock for the period from June 30, 2012 through June 30, 2017, with the cumulative total return on The NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index.

This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on June 29, 2012), the NASDAQ Stock Market (U.S.) and the NASDAQ Computer & Data Processing Index on June 29, 2012, and assumes dividends, if any, are reinvested.

The stock price performance shown on the following graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Bottomline Technologies (de), Inc., the NASDAQ Composite Index

and the NASDAQ Computer & Data Processing Index

*	$100 invested on 6/29/12 in stock or index, including reinvestment of dividends.

Fiscal year ending June 30.

	6/12	6/13	6/14	6/15	6/16	6/17
Bottomline Technologies (de), Inc.	$100.00	$140.11	$165.76	$154.07	$119.28	$142.33
NASDAQ Composite	100.00	117.69	155.50	177.19	173.36	221.11
NASDAQ Computer & Data Processing	100.00	123.37	176.05	197.82	225.78	290.57

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

You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
	(in thousands, expect per share data)
Revenues:
Subscriptions and transactions	$222,997	$195,187	$171,361	$141,103	$118,016
Software licenses	11,685	20,826	21,907	20,769	22,546
Service and maintenance	109,633	120,292	130,183	131,531	106,389
Other	5,097	6,969	7,438	7,182	7,823

Total revenues	349,412	343,274	330,889	300,585	254,774
Cost of revenues:
Subscriptions and transactions	103,777	87,775	79,397	69,220	64,101
Software licenses	818	1,030	1,583	1,602	2,399
Service and maintenance	53,494	53,236	53,094	54,463	46,788
Other	3,737	5,059	5,367	5,383	5,998

Total cost of revenues	161,826	147,100	139,441	130,668	119,286

Gross profit	187,586	196,174	191,448	169,917	135,488
Operating expenses:
Sales and marketing	77,470	84,068	80,151	72,707	62,825
Product development and engineering	53,002	47,355	47,185	39,725	32,974
General and administrative	46,527	39,324	34,492	33,721	27,076
Amortization of intangible assets	24,246	28,978	30,383	26,242	19,549
Goodwill impairment charge	7,529	—	—	—	—

Total operating expenses	208,774	199,725	192,211	172,395	142,424

Loss from operations	(21,188)	(3,551)	(763)	(2,478)	(6,936)
Other expense, net	(17,086)	(15,312)	(15,553)	(14,544)	(11,357)

Loss before income taxes	(38,274)	(18,863)	(16,316)	(17,022)	(18,293)
Income tax provision (benefit)	(5,137)	785	18,364	2,082	(3,898)

Net loss	$(33,137)	$(19,648)	$(34,680)	$(19,104)	$(14,395)

Basic and diluted net loss per share:	$(0.88)	$(0.52)	$(0.92)	$(0.52)	$(0.41)

Shares used in computing basic and diluted net loss per share:	37,842	37,957	37,806	36,834	35,444

	At June 30,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$124,569	$97,174	$121,163	$167,673	$283,552
Marketable securities	1,973	35,209	23,225	23,805	9,525
Working capital (1)	(88,394)	104,479	122,799	172,384	280,563
Total assets (2)	617,439	651,210	685,623	696,298	580,293
Long-term debt (2) (3)	—	169,857	156,899	144,750	133,353
Total stockholders’ equity	261,956	294,787	348,538	387,426	356,749

(1)	At June 30, 2017, the negative working capital position arose due to the inclusion of our convertible senior notes, which mature in December 2017, as a current rather than long-term liability. We intend to finance the repayment of the principal balance of the Notes through a combination of cash on hand and with borrowings under the Credit Facility, as discussed in Note 10 Indebtedness to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)	In fiscal year 2017, we adopted an accounting standard update requiring that we classify all debt issuance costs as a direct reduction to the carrying value of debt on our consolidated balance sheets. The standard was adopted on a retrospective basis. As a result of the adoption, total assets and long-term debt in the preceding table have been restated by $1.7 million, $2.9 million, $4.0 million and $5.2 million for fiscal years 2016, 2015, 2014 and 2013, respectively.

(3)	Our long-term debt as of June 30, 2016, 2015, 2014 and 2013 consisted of our convertible notes. The convertible notes are shown on our consolidated balance sheets at their carrying value which represents the principal balance of $189.8 million less the unamortized discount and debt issuance costs.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In the management discussion that follows we have highlighted those changes and operating factors that were the primary factors affecting period to period fluctuations. The remainder of the change in period to period fluctuations from that which is specifically discussed arises from various individually insignificant items.

Overview

We help businesses pay and get paid. We make complex business payments simple, smart and secure by providing a trusted and easy-to-use set of cloud-based business payment, digital banking, fraud prevention, payment and financial document solutions. We offer cloud solutions, as well as software designed to run on-site at the customer’s location. The majority of our revenues are derived from offerings sold as SaaS-based solutions and paid for on a subscription and transaction basis.

We operate cloud-based settlement networks that facilitate electronic payments and transaction settlement between businesses, their vendors and banks. We offer cloud and on-premise solutions that banks use to provide payment, cash management and treasury capabilities to their business customers, as well as solutions that banks and credit unions use to facilitate customer acquisition and growth. We offer legal spend management solutions that help manage and determine the right amount to pay for legal services and claims vendor expenditures for insurance companies and other large corporate consumers of outside legal services. Our corporate customers rely on our solutions to automate their payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. Our healthcare customers use our solutions to streamline financial processes, particularly the patient enrollment process. We also offer comprehensive cyber fraud and risk management solutions that are designed to non-invasively monitor and analyze user behavior and payment transactions to flag behavioral and data anomalies and other suspicious activity.

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

Financial Highlights

For fiscal year 2017, our revenue increased to $349.4 million from $343.3 million in the prior year. Our revenue for fiscal year 2017 was unfavorably impacted by $14.0 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling that depreciated against the U.S. Dollar as compared to the prior year. The revenue increase, inclusive of foreign exchange impacts, was attributable to revenue increases in our Cloud Solutions segment of $16.2 million and Digital Banking segment of $8.5 million, offset by decreased revenue in our Payments and Transactional Documents segment of $17.1 million and Other segment of $1.5 million. Increased revenue from our legal spend management and settlement network solutions accounted for the revenue increase in our Cloud Solutions segment. The Digital Banking segment’s revenue increase was primarily due to increased subscription and transaction revenue from our cloud based solutions. The revenue decrease in our Payments and Transactional Documents segment was related to lower European and North American software license revenue and lower service and maintenance revenue in our payment and document automation products.

We incurred a net loss of $33.1 million in the fiscal year ended June 30, 2017 compared to a net loss of $19.6 million in the fiscal year ended June 30, 2016. Our net loss for the fiscal year ended June 30, 2017 was affected by the impact of decreased gross margins of $8.6 million and increased operating expenses of $9.0 million. The decrease in gross margins was primarily driven by decreases in revenue in our Payments and Transactional Documents and Other segments. The increase in our operating expenses was due primarily to a goodwill impairment charge of $7.5 million that we recorded in the quarter ended December 31, 2016, and increased global enterprise resource planning (ERP) implementation costs which did not qualify for capitalization of $4.6 million. Our operating expenses for the fiscal year ended June 30, 2017 were favorably impacted by $4.9 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling which depreciated against the U.S. Dollar as compared to the prior year.

In the fiscal year ended June 30, 2017, we derived approximately 37% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

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

New Credit Agreement

On December 9, 2016, we (as borrower) and certain of our domestic subsidiaries (as guarantors) entered into a credit agreement with Bank of America, N.A. and certain other lenders. Please refer to Note 10 Indebtedness to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding this matter.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates - which also would have been reasonable - could have been used. These critical accounting policies and estimates relate to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired deferred revenue and income taxes. These critical policies and our procedures related to these policies are discussed below. In addition, refer to Note 2 Significant Accounting Policies to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding this matter.

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

For arrangements consisting of multiple elements, revenue is allocated to each element based on a selling price hierarchy. The selling price of each element is based on VSOE if available, third-party evidence (TPE) if VSOE is not available or estimated selling price (ESP) if neither VSOE nor TPE are available. The residual method of allocation in a non-software arrangement is not permitted and, instead, arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable based on the proportion of each deliverable’s selling price to the total arrangement fee. We are typically unable to establish TPE, which is based on the selling price charged by unrelated third-party vendors for similar deliverables when they are sold separately, as we are generally unable to obtain sufficient information on actual vendor selling prices to substantiate TPE. The objective of ESP is to estimate the price at which we would transact if the deliverable were sold separately rather than as part of a multiple element arrangement. Our determination of ESP considers several factors, including actual selling prices for similar transactions, gross margin expectations and our ongoing pricing strategy. We formally analyze our ESP determinations on at least an annual basis.

Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. We performed our annual impairment test of the carrying value of our goodwill for fiscal year 2017 during our fourth quarter, which is consistent with the historic timing of our annual goodwill impairment review. Our analysis of goodwill impairment was performed at the reporting unit level, which requires an estimate of the fair value of each reporting unit.

We had identified our Intellinx reporting unit as being at heightened risk of impairment during fiscal year 2016. In the second quarter of fiscal year 2017, based on continued shortfalls of revenue against our revenue projections, we performed the first step of the goodwill impairment test for the Intellinx reporting unit and determined the fair value was lower than its respective carrying value. Accordingly, we performed the second step of the goodwill impairment test which compared the estimated fair value of the Intellinx reporting unit’s goodwill to its carrying value. As a result of this test, we recorded a non-cash, pretax, goodwill impairment charge of $7.5 million. Please refer to Note 7 Goodwill and Other Intangible Assets to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding this matter.

Based on the results of our annual impairment review during the fourth quarter of fiscal year 2017, we concluded there was no additional goodwill impairment in our Intellinx reporting unit and no goodwill impairment in any of our other reporting units. However, there can be no assurance that there will not be impairment charges in subsequent periods as a result of our future impairment reviews. Further, we continue to assess the Intellinx reporting unit as being at a heightened risk of impairment. To the extent that future impairment charges occur, it would have a material impact on our financial results. At June 30, 2017, the carrying value of goodwill for all of our reporting units was approximately $194.7 million, and the carrying value of goodwill in our Intellinx reporting unit was $4.4 million.

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

If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. These estimates involve significant subjectivity. At June 30, 2017, the carrying value of our acquired intangible assets, excluding goodwill, was approximately $142.2 million. As a result of our fiscal year 2017 impairment review, we concluded that none of these assets were impaired.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 Recent Accounting Pronouncements to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Fiscal Year Ended June 30, 2017 Compared to Fiscal Year Ended June 30, 2016

Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer.

Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into four reportable segments: Cloud Solutions, Digital Banking, Payments and Transactional Documents and Other.

The following tables represent our segment revenues and our segment measure of profit (loss):

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$154,821	$138,641	$16,180	11.7%
Digital Banking	79,227	70,747	8,480	12.0%
Payments and Transactional Documents	98,150	115,213	(17,063)	(14.8)%
Other	17,214	18,673	(1,459)	(7.8)%

Total segment revenue	$349,412	$343,274	$6,138	1.8%

Segment measure of profit (loss):
Cloud Solutions	$28,044	$23,380	$4,664	19.9%
Digital Banking	2,901	5,696	(2,795)	(49.1)%
Payments and Transactional Documents	29,832	34,225	(4,393)	(12.8)%
Other	(3,075)	(1,795)	(1,280)	(71.3)%

Total measure of segment profit	$57,702	$61,506	$(3,804)	(6.2)%

A reconciliation of the measure of total segment profit to our GAAP loss before income taxes is as follows:

	Fiscal Year Ended June 30,
	2017	2016
	(in thousands)
Total measure of segment profit	$57,702	$61,506
Less:
Amortization of acquired intangible assets	(24,246)	(28,978)
Goodwill impairment charge	(7,529)	—
Fixed asset charge	(2,399)	—
Stock-based compensation expense	(31,913)	(30,279)
Acquisition and integration related expenses	(2,596)	(741)
Restructuring expenses	(547)	(850)
Minimum pension liability and related adjustments	(1,079)	(203)
Other non-core income (expense)	223	246
Global ERP system implementation costs	(8,804)	(4,252)
Other expense, net	(17,086)	(15,312)

Loss before income taxes	$(38,274)	$(18,863)

Cloud Solutions

Revenues from our Cloud Solutions segment increased $16.2 million for the fiscal year ended June 30, 2017 as compared to the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $4.1 million, due primarily to increased revenue of $11.3 million from our legal spend management solutions and $4.9 million from our settlement network solutions. Segment profit increased $4.7 million for the fiscal year ended June 30, 2017, as compared to the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $0.4 million, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $8.6 million and increased operating expenses of $2.9 million; the majority of which related to increased product development costs. We expect revenue and profit for the Cloud Solutions segment to increase in fiscal year 2018 as a result of increased revenue from our legal spend management solutions and settlement network solutions.

Digital Banking

Revenues from our Digital Banking segment increased $8.5 million for the fiscal year ended June 30, 2017 as compared to the prior fiscal year, due primarily to increases of $6.7 million in subscription and transaction revenue and $3.3 million in service and maintenance revenue, partially offset by a decrease of $1.5 million in software license revenue. Segment profit decreased $2.8 million for the fiscal year ended June 30, 2017 as compared to the prior fiscal year, due primarily to increased product development costs of $3.4 million, partially offset by increased gross margins of $0.7 million and reduced sales and marketing costs of $0.7 million. We expect revenue for the Digital Banking segment to increase and profit for the Digital Banking segment to remain relatively consistent in fiscal year 2018, as a result of our continued investment in certain of our newer digital banking solutions.

Payments and Transactional Documents

Revenues from our Payments and Transactional Documents segment decreased $17.1 million for the fiscal year ended June 30, 2017 as compared to the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $9.5 million. The overall revenue decrease was primarily attributable to revenue decreases of $12.0 million in service and maintenance revenue, $6.9 million in software license revenue and $1.9 million in other revenue, partially offset by increases of $3.7 million in subscriptions and transactions revenue. The segment profit decrease of $4.4 million for the fiscal year ended June 30, 2017, as compared to the prior fiscal year, included an unfavorable impact of foreign currency exchange rates of $2.8 million, and was primarily attributable to the revenue decrease described above, partially offset by decreased cost of revenues of $5.7 million and decreased sales and marketing expenses of $5.3 million. We expect revenue and profit for the Payments and Transactional Documents segment to increase in fiscal year 2018 as a result of increased sales of our payment and document automation solutions.

Other

Revenues from our Other segment decreased $1.5 million for the fiscal year ended June 30, 2017 as compared to the prior fiscal year, due primarily to decreases in subscriptions and transactions and software license revenue. Segment profit decreased $1.3 million for the fiscal year ended June 30, 2017 as compared to the prior fiscal year, due primarily to the reduction in revenue. We expect Other segment revenue to increase and profit to increase slightly in fiscal year 2018 principally as the result of sales of our cyber fraud and risk management products.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions and transactions	$222,997	$195,187	$27,810	14.2%
Software licenses	11,685	20,826	(9,141)	(43.9)%
Service and maintenance	109,633	120,292	(10,659)	(8.9)%
Other	5,097	6,969	(1,872)	(26.9)%

Total revenues	$349,412	$343,274	$6,138	1.8%

Subscriptions and Transactions

Revenues from subscriptions and transactions increased $27.8 million for the fiscal year ended June 30, 2017 as compared to the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $7.5 million. The overall revenue increase was due principally to increases in revenue from our Cloud Solutions segment and Digital Banking segment of $18.3 million and $6.7 million, respectively. We expect subscriptions and transactions revenues to increase in fiscal year 2018 primarily as a result of the revenue contribution from our legal spend management solutions, our settlement network solutions and revenue increases in our Digital Banking segment.

Software Licenses

Revenues from software licenses decreased $9.1 million for the fiscal year ended June 30, 2017 as compared to the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $1.0 million. The overall revenue decrease was primarily as a result of decreases in revenue from our European payments and transactional documents solutions of $5.1 million, our North American payments and transactional documents solutions of $1.9 million and our Digital Banking segment of $1.5 million. We expect software license revenues to increase slightly in fiscal year 2018.

Service and Maintenance

Revenues from service and maintenance decreased $10.7 million for the fiscal year ended June 30, 2017 as compared to the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $4.9 million. The overall decrease was primarily the result of decreases in revenue from our European payments and transactional documents solutions of $10.1 million. We expect that service and maintenance revenues will decrease slightly in fiscal year 2018.

Other

Our other revenues in fiscal year 2017 consisted principally of equipment and supplies sales which remained minor components of our overall revenue. We expect that other revenues will remain relatively consistent in fiscal year 2018.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions and transactions	$103,777	$87,775	$16,002	18.2%
Software licenses	818	1,030	(212)	(20.6)%
Service and maintenance	53,494	53,236	258	0.5%
Other	3,737	5,059	(1,322)	(26.1)%

Total cost of revenues	$161,826	$147,100	$14,726	10.0%

Gross profit	$187,586	$196,174	$(8,588)	(4.4)%

Subscriptions and Transactions

Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs as a percentage of subscriptions and transactions revenues increased slightly to 47% for the fiscal year ended June 30, 2017 as compared to 45% for the prior fiscal year. We expect that subscriptions and transactions costs as a percentage of subscriptions and transactions revenues will remain relatively consistent in fiscal year 2018.

Software Licenses

Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs as a percentage of software license revenues increased slightly to 7% for the fiscal year ended June 30, 2017 as compared to 5% for the prior fiscal year, due primarily to a reduction in revenues from our European payments and transactional documents solutions and relatively unchanged cost of revenues. We expect that software license costs as a percentage of software license revenues will remain relatively consistent in fiscal year 2018.

Service and Maintenance

Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs as a percentage of service and maintenance revenues increased to 49% for the fiscal year ended June 30, 2017 as compared to 44% for the prior fiscal year, due primarily to the decrease in service and maintenance revenue in our European and North American payments and transactional documents solutions, and relatively unchanged cost of revenues. We expect that service and maintenance costs as a percentage of service and maintenance revenues will decrease in fiscal year 2018.

Other

Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business. We expect that other costs as a percentage of other revenues will remain relatively consistent in fiscal year 2018.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$77,470	$84,068	$(6,598)	(7.8)%
Product development and engineering	53,002	47,355	5,647	11.9%
General and administrative	46,527	39,324	7,203	18.3%
Amortization of intangible assets	24,246	28,978	(4,732)	(16.3)%
Goodwill impairment charge	7,529	—	7,529	100.0%

Total operating expenses	$208,774	$199,725	$9,049	4.5%

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses decreased by $6.6 million for the fiscal year ended June 30, 2017 as compared to the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $2.9 million, due primarily to a decrease in employee related costs of $4.0 million, advertising expenses of $1.0 million and travel expenses of $0.6 million. We expect sales and marketing expenses will remain relatively consistent as a percentage of revenue in fiscal year 2018.

Product Development and Engineering

Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses increased by $5.6 million for the fiscal year ended June 30, 2017 as compared to the prior fiscal year, principally as a result of an increase in headcount related costs. We expect product development and engineering expenses will remain relatively consistent as a percentage of revenue in fiscal year 2018.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by $7.2 million for the fiscal year ended June 30, 2017 as compared to the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $1.4 million, due primarily to an increase in costs associated with our global internal system implementations of $4.6 million and acquisition related costs of $1.4 million. We expect general and administrative expenses will decrease slightly as a percentage of revenue during fiscal year 2018, primarily as a result of decreased global internal system implementation costs.

Amortization of Intangible Assets

We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense of $4.7 million for the fiscal year ended June 30, 2017 as compared to the prior fiscal year occurred as a result of amortization rates decreasing over the underlying asset lives. We expect that total amortization expense for acquired intangible assets for fiscal year 2018 will be approximately $20.6 million.

Goodwill Impairment Charge

For the fiscal year ended June 30, 2017, we recorded a $7.5 million goodwill impairment charge as a result of an impairment test conducted for our Intellinx reporting unit. Please refer to Note 7 Goodwill and Other Intangible Assets to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding this matter.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$451	$533	$(82)	(15.4)%
Interest expense	(17,059)	(15,539)	(1,520)	(9.8)%
Other expense, net	(478)	(306)	(172)	(56.2)%

Other expense, net	$(17,086)	$(15,312)	$(1,774)	(11.6)%

Other Income (Expense), Net

For the fiscal year ended June 30, 2017 as compared to the prior fiscal year, interest income decreased slightly. Interest expense increased due to increased amortization of the debt discount related to our 1.50% convertible senior notes. Other expense in fiscal year 2017 was primarily the result of foreign exchange losses. We expect that interest income and other expense, net will remain relatively minor components of our overall operations during fiscal year 2018. We expect interest expense to increase slightly due to the continued amortization of debt discount costs and interest expense associated with our revolving credit facility, which we intend to draw on as a source of funding to facilitate repayment of the principal balance of the Notes in December 2017.

Provision for Income Taxes

We recorded an income tax benefit of $5.1 million for the fiscal year ended June 30, 2017 compared to income tax expense of $0.8 million for the fiscal year ended June 30, 2016. The tax benefit in fiscal year 2017 was primarily due to a discrete tax benefit in Switzerland of $4.5 million related to the impairment of its investment in Intellinx Ltd. We also recorded a tax benefit associated with our Swiss and Israeli operations and a discrete tax benefit of approximately $0.1 million from the enactment of legislation that decreased United Kingdom (UK) income tax rates. The income tax benefit was offset in part by tax expense associated with our U.S. and UK operations. The U.S. income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The tax expense in fiscal year 2016 was principally due to tax expense associated with our U.S. and UK operations, which was offset in part by a tax benefit associated with our Swiss and Israeli operations. Our tax expense in fiscal year 2016 was offset in part by a discrete tax benefit of approximately $0.2 million from the enactment of legislation that decreased UK income tax rates. The U.S. income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes.

Fiscal Year Ended June 30, 2016 Compared to Fiscal Year Ended June 30, 2015

Segment Information

The following tables represent our segment revenues and our segment measure of profit (loss):

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$138,641	$126,178	$12,463	9.9%
Digital Banking	70,747	77,184	(6,437)	(8.3)%
Payments and Transactional Documents	115,213	116,685	(1,472)	(1.3)%
Other	18,673	10,842	7,831	72.2%

Total segment revenue	$343,274	$330,889	$12,385	3.7%

Segment measure of profit (loss):
Cloud Solutions	$23,380	$15,329	$8,051	52.5%
Digital Banking	5,696	12,440	(6,744)	(54.2)%
Payments and Transactional Documents	34,225	36,010	(1,785)	(5.0)%
Other	(1,795)	(2,870)	1,075	(37.5)%

Total measure of segment profit	$61,506	$60,909	$597	1.0%

A reconciliation of the measure of total segment profit to our GAAP loss before income taxes is as follows:

	Fiscal Year Ended June 30,
	2016	2015
	(in thousands)
Total measure of segment profit	$61,506	$60,909
Less:
Amortization of acquired intangible assets	(28,978)	(30,383)
Stock-based compensation expense	(30,279)	(27,025)
Acquisition and integration related expenses	(741)	(2,835)
Restructuring expenses	(850)	(1,297)
Minimum pension liability and related adjustments	(203)	(56)
Other non-core income (expense)	246	(76)
Global ERP system implementation costs	(4,252)	—
Other expense, net	(15,312)	(15,553)

Loss before income taxes	$(18,863)	$(16,316)

Cloud Solutions

The revenue increase in our Cloud Solutions segment for the fiscal year ended June 30, 2016 compared to the prior fiscal year was due to increased legal spend management and settlement network solutions revenue. The increased revenue includes the unfavorable effect of foreign exchange rates of approximately $2.9 million when compared to the prior fiscal year. The segment profit increase of $8.1 million for the fiscal year ended June 30,

2016 compared to the prior fiscal year, inclusive of an unfavorable impact of foreign currency exchange rates of $0.7 million, arose from improved gross margins of $7.9 million as a result of the increased revenue and improved subscriptions and transactions gross margins from our settlement network solutions.

Digital Banking

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

Payments and Transactional Documents

The slight revenue decrease for the fiscal year ended June 30, 2016 compared to the prior fiscal year includes the unfavorable effect of foreign exchange rates of approximately $4.8 million primarily associated with the British Pound Sterling, which depreciated against the U.S. Dollar when compared to the prior fiscal year. The decreased revenue, inclusive of the unfavorable effect of foreign exchange rates, was primarily attributable to decreases in services and maintenance revenues of $2.9 million, software license revenue of $2.8 million, and other revenue of $0.4 million, partially offset by an increase in subscription and transaction revenue of $4.6 million. The revenue decreases were primarily attributable to decreased North American software license and service and maintenance revenue. The segment profit decrease of $1.8 million for the fiscal year ended June 30, 2016 compared to the prior fiscal year, including an unfavorable impact of foreign currency exchange rates of $1.5 million, was primarily due to the decrease in revenue as discussed above.

Other

The revenue increase in our Other segment for the fiscal year ended June 30, 2016 compared to the prior fiscal year was primarily due the full year impact of the January 2015 Intellinx acquisition. The segment profit increase of $1.1 million for the fiscal year ended June 30, 2016 compared to the prior fiscal year was primarily the result of the increased revenue described above.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions and transactions	$195,187	$171,361	$23,826	13.9%
Software licenses	20,826	21,907	(1,081)	(4.9)%
Service and maintenance	120,292	130,183	(9,891)	(7.6)%
Other	6,969	7,438	(469)	(6.3)%

Total revenues	$343,274	$330,889	$12,385	3.7%

Subscriptions and Transactions

Revenues for the fiscal year ended June 30, 2016 were unfavorably impacted by $2.6 million due to the impact of foreign currency exchange rates. The overall increase in subscriptions and transactions revenues was due to an increase in the revenue contribution from our Cloud Solutions segment of $14.5 million, our Payments and Transactional Documents segment of $4.6 million, our Digital Banking segment of $3.2 million and our Other segment of $1.5 million. The Cloud Solutions segment revenue increases were driven primarily by our settlement network solutions and, to a lesser extent, from our legal spend management solutions.

Software Licenses

The decrease in software license revenues was attributable to decreases in North American revenues within our Payments and Transactional Documents segment, offset in part by increased revenue in our cyber fraud and risk management solutions and certain European solutions. Software license revenue for the fiscal year ended June 30, 2016 was unfavorably impacted by $0.7 million due to the impact of foreign currency exchange rates primarily associated with the British Pound Sterling which depreciated against the U.S. Dollar when compared to the prior fiscal year.

Service and Maintenance

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

Other

Other revenues decreased slightly in fiscal year 2016 as compared to fiscal year 2015.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions and transactions	$87,775	$79,397	$8,378	10.6%
Software licenses	1,030	1,583	(553)	(34.9)%
Service and maintenance	53,236	53,094	142	0.3%
Other	5,059	5,367	(308)	(5.7)%

Total cost of revenues	$147,100	$139,441	$7,659	5.5%

Gross profit	$196,174	$191,448	$4,726	2.5%

Subscriptions and Transactions

Subscriptions and transactions costs decreased slightly to 45% of subscriptions and transactions revenues for the fiscal year ended June 30, 2016 as compared to 46% of subscriptions and transactions revenues in the fiscal year ended June 30, 2015.

Software Licenses

Software license costs decreased to 5% of software license revenues for the fiscal year ended June 30, 2016 as compared to 7% of software license revenues in the fiscal year ended June 30, 2015.

Service and Maintenance

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

Other

Other costs remained consistent at 73% of other revenues for the fiscal year ended June 30, 2016 compared to 72% of other revenues for the prior fiscal year.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$84,068	$80,151	$3,917	4.9%
Product development and engineering	47,355	47,185	170	0.4%
General and administrative	39,324	34,492	4,832	14.0%
Amortization of intangible assets	28,978	30,383	(1,405)	(4.6)%

Total operating expenses	$199,725	$192,211	$7,514	3.9%

Sales and Marketing

Sales and marketing expenses increased $3.9 million in the fiscal year ended June 30, 2016 as compared to the fiscal year ended June 30, 2015 principally due to an increase in headcount related costs. This increase was generally due to the operating costs of our fiscal year 2015 acquisitions and the impact of resources we hired to sell and promote our newer products.

Product Development and Engineering

The increase in product development and engineering expenses of $0.2 million in the fiscal year ended June 30, 2016 as compared to the fiscal year ended June 30, 2015 was primarily a result of an increase in employee and professional services related costs.

General and Administrative

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

Amortization of Intangible Assets

The decrease in amortization expense for the fiscal year ended June 30, 2016 as compared to the prior fiscal year occurred as a result of amortization rates decreasing over the underlying assets lives.

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2016	2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$533	$499	$34	6.8%
Interest expense	(15,539)	(14,765)	(774)	(5.2)%
Other expense, net	(306)	(1,287)	981	76.2%

Other expense, net	$(15,312)	$(15,553)	$241	1.5%

Other Income (Expense), Net

For the fiscal year ended June 30, 2016 as compared to the prior fiscal year, interest income increased slightly. Interest expense increased slightly due to increased amortization of our debt discount. Other expense in fiscal year 2016 was primarily the result of foreign exchange losses.

Provision for Income Taxes

We recorded income tax expense of $0.8 million for the fiscal year ended June 30, 2016 compared to income tax expense of $18.4 million for the fiscal year ended June 30, 2015. The tax expense in fiscal year 2016 was principally due to tax expense associated with our U.S. and UK operations, which was offset in part by a tax benefit associated with our Swiss and Israeli operations. Our tax expense in fiscal year 2016 was offset in part by a discrete tax benefit of approximately $0.2 million from the enactment of legislation that decreased UK income tax rates. The U.S. income tax expense was principally due to an increase in deferred tax liabilities for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The tax expense in fiscal year 2015 was predominantly due to $16.0 million of tax expense arising from a reserve we established against a portion of our U.S. deferred tax assets. To a lesser extent in fiscal year 2015, we also recorded tax expense associated with our U.S. and UK operations, offset in part by an income tax benefit associated with our Swiss and Israeli operations.

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

On December 9, 2016, we (as borrower) and certain of our domestic subsidiaries (as guarantors) entered into a credit agreement with Bank of America, N.A. and certain other lenders, that provides for a five-year revolving credit facility in the amount of up to $300 million (the Credit Facility). We intend to finance the repayment of the principal balance of the Notes through a combination of cash on hand and with borrowings under the Credit Facility. Please refer to Note 10 Indebtedness to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding this matter.

As of June 30, 2017, we were in compliance with the covenants associated with the Credit Facility.

One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the fiscal years ended June 30, 2017 and 2016 are summarized in the tables below:

	June 30,	June 30,
	2017	2016
	(in thousands)
Cash and cash equivalents	$124,569	$97,174
Marketable securities	1,973	35,209
Convertible senior notes (1)	183,682	169,857

(1)	The Notes are shown on our Consolidated Balance Sheets at their carrying value, which represents the principal balance of $189.8 million less unamortized discount and debt issuance costs.

	Fiscal Year Ended June 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$60,975	$67,157
Cash provided by (used in) investing activities	4,755	(45,759)
Cash used in financing activities	(38,992)	(40,170)
Effect of exchange rates on cash	657	(5,217)

Cash, cash equivalents and marketable securities. At June 30, 2017, our cash and cash equivalents of $124.6 million consisted primarily of cash deposits held at major banks and money market funds. The $27.4 million increase in cash and cash equivalents from June 30, 2016 was primarily due to cash provided by operating activities of $61.0 million and proceeds from the sale of available-for-sale securities of $47.0 million, partially offset by $28.2 million used for capital expenditures, including capitalization of software costs, cash used for purchases of available-for-sale securities of $14.1 million and cash used to repurchase shares of our common stock of $39.9 million.

At June 30, 2017, our marketable securities of $2.0 million consisted primarily of U.S. corporate debt securities.

Cash, cash equivalents and marketable securities included approximately $59.3 million held by our foreign subsidiaries as of June 30, 2017. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, the amounts would generally become subject to tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Changes in the foreign currency exchange rates of the British Pound, Euro and Swiss Franc to the U.S. Dollar increased our overall cash balances by approximately $0.7 million for the fiscal year ended June 30, 2017. Further changes in the foreign currency exchange rates of these currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation expense, deferred income tax benefits or expenses, and impairment charges; and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations decreased by $6.2 million for the fiscal year ended

June 30, 2017 versus the prior fiscal year. In addition to the increase in our net loss for the fiscal year ended June 30, 2017 versus the prior fiscal year of $13.5 million, the decrease in cash generated from operations was primarily related to a decrease in cash flows from deferred revenue of $8.0 million, partially offset by an increase in cash flows from other assets of $5.3 million, accrued expenses of $2.8 million and non-cash adjustments to our net loss of $6.0 million.

At June 30, 2017, we had U.S. net operating loss carryforwards of $104.8 million which expire at various times through fiscal year 2037, Swiss net operating loss carryforwards of $25.8 million which expire in fiscal year 2024, Canadian net operating loss carryforwards of $0.3 million which expire principally in fiscal year 2035, and other foreign net operating loss carryforwards of $22.1 million, primarily in Europe and Israel, which have no statutory expiration date. We also have approximately $6.0 million of research and development tax credit carryforwards available which expire at various points through fiscal year 2037. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At June 30, 2017, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for acquisition of businesses and assets. The $50.5 million increase in net cash provided by investing activities for the fiscal year ended June 30, 2017 versus the prior fiscal year was primarily due to an increase in cash provided by proceeds from sales of available-for-sale securities of $31.2 million, a reduction in purchases of available-for-sale securities of $14.1 million and a reduction in purchases of cost-method investments of $4.0 million.

Financing Activities. Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans. The $1.2 million decrease in cash used in financing activities for the fiscal year ended June 30, 2017 as compared to the prior fiscal year was due to a decrease in cash used to repurchase our common stock of $4.0 million, partially offset by debt issuance costs of $2.2 million related to our Credit Facility.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2017:

	Payment Due by Fiscal Year
	2018	2019-2020	2021-2022	Thereafter	Total
	(in thousands)
Convertible senior notes
Principal payment (due December 2017)	$189,750	$—	$—	$—	$189,750
Interest payments	1,423	—	—	—	1,423
Credit Facility commitment fee (1)	750	1,500	1,081	—	3,331
Operating leases	5,261	8,912	6,604	6,470	27,247
Purchase commitments	8,011	4,953	4	—	12,968

Total contractual obligations	$205,195	$15,365	$7,689	$6,470	$234,719

(1)	The Credit Facility agreement includes a commitment fee, which we have included in the table above, based on the applicable interest rate as of June 30, 2017 and our unborrowed capacity of $300 million.

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.4 million, has been excluded from the table above. These amounts have been excluded because, as of June 30, 2017, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2018, which is $1.6 million based on foreign exchange rates in effect on June 30, 2017. We have not disclosed contributions for periods after fiscal year 2018, as those amounts are subject to future changes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the fiscal year ended June 30, 2017.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

Our exposure to financial risk, including changes in interest rates, relates primarily to our cash and cash equivalents and marketable securities. Our cash and cash equivalents typically consist of demand deposit accounts, money market mutual funds and U.S. Treasury securities. Based on our current average balances of cash and cash equivalents, a significant change in interest rates could have a material effect on our operating results. Based on our average cash and cash equivalents balance, average actual interest rates and actual interest income during the respective annual periods, a 100 basis point increase in interest rates would result in a hypothetical increase of approximately $1.1 million, $1.1 million and $1.4 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, in our results of operations and cash flows. A 100 basis point decrease in interest rates would reduce our interest income to zero.

Our marketable securities are held in U.S. corporate debt securities with maturities of less than one year. A 100 basis point change in interest rates would not have had a significant impact on our income from marketable securities for the fiscal years ended June 30, 2017, 2016 and 2015.

The Notes are at a fixed rate of interest. Our Credit Facility bears interest at variable interest rates. We entered into an interest rate swap agreement in July 2017 to minimize our exposure to interest rate fluctuations under our Credit Facility.

Foreign currency exchange rate risk

We have significant operations located in the United Kingdom, where the functional currency is British Pound Sterling and in Switzerland, where the functional currency is the Swiss Franc. We also have operations in Australia, where the functional currency is the Australian Dollar; in Germany and France, where the functional currency is the European Euro; in Singapore, where the functional currency is the Singapore Dollar; and in Canada, where the functional currency is the Canadian Dollar. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future.

Foreign currency translation risk

The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our cash balances as of June 30, 2017 and 2016:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Cash and cash equivalents
	2017	2016
	(in thousands)
Between U.S. Dollar and:
British Pound Sterling (+/-)	$4,115	$3,974
Swiss Franc (+/-)	1,418	993
European Euro (+/-)	337	192
Australian Dollar (+/-)	293	278

A 10% increase or decrease in the exchange rate between the Israeli Shekel and the U.S. Dollar, the Singapore Dollar and the U.S. Dollar or the Canadian Dollar and the U.S. Dollar would not have had a significant impact on our cash and cash equivalents at June 30, 2017 or June 30, 2016.

The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our revenue and net loss for the fiscal years ended June 30, 2017, 2016 and 2015:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Revenue			Net loss
	2017	2016	2015	2017	2016	2015
	(in thousands)
Between U.S. Dollar and:
British Pound Sterling (+/-)	$8,042	$9,624	$9,374	$268	$754	$934
Swiss Franc (+/-)	3,496	3,467	3,298	544	197	629
European Euro (+/-)	363	420	515	20	27	34
Australian Dollar (+/-)	332	299	375	7	2	22
Israeli Shekel (+/-)	547	542	206	1,847	1,046	31

A 10% increase or decrease in the average exchange rate between the Singapore Dollar and the U.S. Dollar or the Canadian Dollar and the U.S. Dollar would not have had a significant impact on our revenue or net loss for the fiscal years ended June 30, 2017, 2016 or 2015.

Foreign currency transaction risk

Foreign currency transaction gains and losses are generally not significant and our financial results would not be significantly impacted in the event of a 10% increase or decrease in the average exchange rates between the U.S. dollar and the respective functional currencies of our international subsidiaries.

Derivative instruments risk

We are a party to various derivative instruments related to the issuance of our convertible notes. At June 30, 2017, all of our derivative instruments qualified for classification within stockholders’ equity. We are required, however, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements and if in any future period we fail to satisfy those requirements we would need to reclassify these instruments out of stockholders’ equity and back into a derivative asset or liability; at which point we would again be required to record any changes in fair value through earnings.

Item 8.	Consolidated Financial Statements and Supplementary Data.

BOTTOMLINE TECHNOLOGIES (de), INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Bottomline Technologies (de), Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bottomline Technologies (de), Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2017 and 2016, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2017 of Bottomline Technologies (de), Inc. and our report dated August 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

August 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bottomline Technologies (de), Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. as of June 30, 2017 and 2016, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bottomline Technologies (de), Inc. at June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

August 28, 2017

BOTTOMLINE TECHNOLOGIES (de), INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$124,569	$97,174
Marketable securities	1,973	35,209
Accounts receivable net of allowances for doubtful accounts of $923 at June 30, 2017 and $982 at June 30, 2016	64,244	61,773
Deferred tax assets	—	6,244
Prepaid expenses and other current assets	16,807	16,141

Total current assets	207,593	216,541
Property and equipment, net	55,307	51,029
Goodwill	194,700	202,028
Intangible assets, net	142,168	164,930
Other assets	17,671	16,682

Total assets	$617,439	$651,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,013	$10,218
Accrued expenses	29,179	27,512
Deferred revenue	74,113	74,332
Convertible senior notes	183,682	—

Total current liabilities	295,987	112,062
Convertible senior notes	—	169,857
Deferred revenue, non-current	22,047	19,086
Deferred income taxes	15,433	28,147
Other liabilities	22,016	27,271

Total liabilities	355,483	356,423
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-42,797 at June 30, 2017 and 41,602 at June 30, 2016; outstanding shares-37,443 at June 30, 2017 and 37,770 at June 30, 2016	43	42
Additional paid-in-capital	624,001	591,800
Accumulated other comprehensive loss	(32,325)	(37,668)
Treasury stock: 5,354 shares at June 30, 2017 and 3,832 shares at June 30, 2016, at cost	(113,071)	(75,832)
Accumulated deficit	(216,692)	(183,555)

Total stockholders’ equity	261,956	294,787

Total liabilities and stockholders’ equity	$617,439	$651,210

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2017	2016	2015
Revenues:
Subscriptions and transactions	$222,997	$195,187	$171,361
Software licenses	11,685	20,826	21,907
Service and maintenance	109,633	120,292	130,183
Other	5,097	6,969	7,438

Total revenues	349,412	343,274	330,889

Cost of revenues:
Subscriptions and transactions	103,777	87,775	79,397
Software licenses	818	1,030	1,583
Service and maintenance	53,494	53,236	53,094
Other	3,737	5,059	5,367

Total cost of revenues	161,826	147,100	139,441

Gross profit	187,586	196,174	191,448

Operating expenses:
Sales and marketing	77,470	84,068	80,151
Product development and engineering	53,002	47,355	47,185
General and administrative	46,527	39,324	34,492
Amortization of intangible assets	24,246	28,978	30,383
Goodwill impairment charge	7,529	—	—

Total operating expenses	208,774	199,725	192,211

Loss from operations	(21,188)	(3,551)	(763)
Interest income	451	533	499
Interest expense	(17,059)	(15,539)	(14,765)
Other expense, net	(478)	(306)	(1,287)

Other expense, net	(17,086)	(15,312)	(15,553)

Loss before income taxes	(38,274)	(18,863)	(16,316)
Income tax provision (benefit)	(5,137)	785	18,364

Net loss	$(33,137)	$(19,648)	$(34,680)

Basic and diluted net loss per share:	$(0.88)	$(0.52)	$(0.92)

Shares used in computing basic and diluted net loss per share:	37,842	37,957	37,806

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	(75)	55	(10)
Minimum pension liability adjustments (net of income tax provision (benefit) of $1,558, ($2,020) and ($949))	4,859	(6,198)	(3,032)
Foreign currency translation adjustments	559	(18,014)	(17,285)

Other comprehensive income (loss), net of tax:	5,343	(24,157)	(20,327)

Comprehensive loss	$(27,794)	$(43,805)	$(55,007)

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
	(in thousands)
Balance at June 30, 2014	39,224	$39	$530,377	$6,816	1,747	$(20,579)	$(129,227)	$387,426
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	136		2,638		(109)	1,453		4,091
Vesting of restricted stock awards	977	1	(1)					—
Stock compensation expense			27,025					27,025
Amortization of previously capitalized stock compensation expense			(48)					(48)
Repurchase of common stock to be held in treasury					594	(15,041)		(15,041)
Tax benefit (deficit) associated with non qualified stock option exercises and forfeitures			92					92
Minimum pension liability adjustments, net of tax				(3,032)				(3,032)
Net income							(34,680)	(34,680)
Unrealized gain (loss) on available for sale securities, net of tax				(10)				(10)
Foreign currency translation adjustment				(17,285)				(17,285)

Balance at June 30, 2015	40,337	$40	$560,083	$(13,511)	2,232	$(34,167)	$(163,907)	$348,538
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	92	1	1,229		(125)	2,297		3,527
Vesting of restricted stock awards	1,173	1	(1)					—
Stock compensation expense			30,279					30,279
Repurchase of common stock to be held in treasury					1,725	(43,962)		(43,962)
Tax benefit (deficit) associated with non qualified stock option exercises and forfeitures			210					210
Minimum pension liability adjustments, net of tax				(6,198)				(6,198)
Net income							(19,648)	(19,648)
Unrealized gain (loss) on available for sale securities, net of tax				55				55
Foreign currency translation adjustment				(18,014)				(18,014)

Balance at June 30, 2016	41,602	$42	$591,800	$(37,668)	3,832	$(75,832)	$(183,555)	$294,787
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	32	—	301		(133)	2,674		2,975
Vesting of restricted stock awards	1,163	1	(1)					—
Stock compensation expense			31,913					31,913
Repurchase of common stock to be held in treasury					1,655	(39,913)		(39,913)
Tax benefit (deficit) associated with non qualified stock option exercises and forfeitures			(12)					(12)
Minimum pension liability adjustments, net of tax				4,859				4,859
Net income							(33,137)	(33,137)
Unrealized gain (loss) on available for sale securities, net of tax				(75)				(75)
Foreign currency translation adjustment				559				559

Balance at June 30, 2017	42,797	$43	$624,001	$(32,325)	5,354	$(113,071)	$(216,692)	$261,956

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended June 30,
	2017	2016	2015
Operating activities:
Net loss	$(33,137)	$(19,648)	$(34,680)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquired intangible assets	24,246	28,978	30,383
Stock compensation expense	31,913	30,279	27,025
Depreciation and amortization	19,528	13,489	10,507
Goodwill impairment charge	7,529	—	—
Deferred income tax expense (benefit)	(7,996)	(3,111)	12,173
Provision for allowances on accounts receivable	121	415	248
Excess tax benefits associated with stock compensation	(109)	(265)	(133)
Amortization of debt issuance costs	1,426	1,184	1,184
Amortization of debt discount	12,641	11,774	10,965
Amortization of premium on investments	238	338	388
Loss on disposal of equipment	111	24	4
Write down of fixed assets	—	17	—
(Gain) loss on foreign exchange	(310)	171	(2)
Changes in operating assets and liabilities:
Accounts receivable	(2,447)	(543)	(310)
Prepaid expenses and other current assets	(666)	(2,449)	180
Other assets	910	(4,412)	222
Accounts payable	(900)	(682)	(3,193)
Accrued expenses	4,587	1,835	(1,333)
Deferred revenue	2,337	10,361	7,561
Other liabilities	953	(598)	1,511

Net cash provided by operating activities	60,975	67,157	62,700
Investing activities:
Acquisition of businesses and assets, net of cash acquired	—	(1,763)	(68,017)
Purchases of cost-method investments	—	(4,010)	—
Purchases of held-to-maturity securities	—	(168)	(96)
Proceeds from sales of held-to-maturity securities	—	168	96
Purchase of available-for-sale securities	(14,058)	(28,113)	(15,185)
Proceeds from sales of available-for-sale securities	46,986	15,836	15,347
Capital expenditures, including capitalization of software costs	(28,173)	(27,717)	(23,297)
Proceeds from disposal of property and equipment	—	8	—

Net cash provided by (used in) investing activities	4,755	(45,759)	(91,152)
Financing activities:
Repurchase of common stock	(39,913)	(43,962)	(15,041)
Debt issuance costs related to credit facility	(2,163)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	2,975	3,527	4,091
Excess tax benefits associated with stock compensation	109	265	133

Net cash used in financing activities	(38,992)	(40,170)	(10,817)
Effect of exchange rate changes on cash	657	(5,217)	(7,241)

Increase (decrease) in cash and cash equivalents	27,395	(23,989)	(46,510)
Cash and cash equivalents at beginning of period	97,174	121,163	167,673

Cash and cash equivalents at end of period	$124,569	$97,174	$121,163

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$2,964	$2,847	$2,854
Income taxes	$3,321	$4,771	$7,507

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2017, 2016 and 2015

Note 1—Organization and Nature of Business

Bottomline Technologies (de), Inc. is a Delaware corporation that helps businesses pay and get paid. We make complex business payments simple, smart and secure by providing a trusted and easy-to-use set of cloud-based business payment, digital banking, fraud prevention, payment and financial document solutions. We offer cloud solutions, as well as software designed to run on-site at the customer’s location. Our products and services are sold to customers operating in many different industries throughout the world, but principally in the U.S., United Kingdom (UK) and continental Europe regions.

Note 2—Significant Accounting Policies

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

Foreign Currency Translation

We have international subsidiaries in Europe, the Asia-Pacific region and Canada, whose functional currencies are either the British Pound Sterling, Swiss Franc or European Euro (in respect of our European subsidiaries), the Australian Dollar and Singapore Dollar (in respect of our Asia Pacific subsidiaries) or the Canadian Dollar (in respect of our Canadian subsidiary). Assets and liabilities of all of our international subsidiaries have been translated into U.S. dollars at year-end exchange rates, and results of operations and cash flows have been translated at the average exchange rates in effect during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive income or loss. Foreign currency transaction gains and losses are included in results of operations as incurred and are not significant to our overall operations.

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2017, our cash equivalents consisted of demand deposit accounts and money market funds.

Marketable Securities

All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. At June 30, 2017, we held $2.0 million of marketable securities which consisted primarily of U.S. corporate debt securities.

Our held to maturity investments, all of which mature within one year, are recorded at amortized cost and interest income is recognized in earnings when earned. The cost of securities sold is determined based on the specific identification method. At June 30, 2017 and 2016 the amortized cost of our held-to-maturity investments approximated their fair value.

Our securities classified as available for sale are recorded at fair value, with all unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss). At June 30, 2017 and 2016, $1.9 million and $20.0 million, respectively, of our available for sale securities had maturities of less than one year. At June 30, 2016, the remaining $15.1 million had maturities between one and five years. The cost of securities sold is determined based on the specific identification method. At June 30, 2017 and 2016, our net unrealized loss associated with our investment securities was not significant.

The table below presents information regarding our marketable securities by major security type as of June 30, 2017 and 2016.

	June 30, 2017			June 30, 2016
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	$67	$1,906	$1,973	$63	$35,146	$35,209

Total marketable securities	$67	$1,906	$1,973	$63	$35,146	$35,209

All of our available for sale marketable securities are classified as current assets as we do not have the positive intent to hold these investments until maturity. At June 30, 2017 and June 30, 2016, the difference between the fair value of our available for sale securities and their amortized cost was not significant.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of June 30, 2017 and June 30, 2016, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At June 30, 2017		At June 30, 2016
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)		(in thousands)
US Corporate	$1,628	$1	$2,760	$2
Residential mortgage-backed	—	—	4,229	5

Total	$1,628	$1	$6,989	$7

Other Investments

We have certain other investments accounted for at cost. The carrying value of these investments was $7.7 million at both June 30, 2017 and 2016, and they are reported as a component of our other assets. The investments are evaluated periodically for indicators of impairment and impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. At June 30, 2017, we reviewed the carrying value of these investments and concluded that they were not impaired.

For all but one of our investments, we are unable to exercise significant influence over the investee. In respect of one of our investments, we are able to exercise significant influence over the investee, although we are unable to exercise control. Relative to this investment, we do not hold common stock or in-substance common stock since the equity underlying our investment is preferred stock which includes a substantial liquidation preference not available to common stockholders. Accordingly, this investment is also accounted for under the cost-method of accounting.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We had approximately $114.9 million of cash and cash equivalents invested with six financial institutions at June 30, 2017. Balances of cash and cash equivalents are typically in excess of any insurance, such as FDIC coverage, that may protect our deposits.

Our accounts receivable are reported in our consolidated balance sheets net of allowances for uncollectible accounts. We believe that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising our customer base. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom we have had no prior collections history, and collateral is generally not required. We maintain reserves for potential losses based on customer specific situations as well as our historic experience and such losses, in the aggregate, have not historically exceeded our expectations. There were no customers that, individually, accounted for more than 10% of our consolidated accounts receivable balance at June 30, 2017 or 2016. For the fiscal years ended June 30, 2017, 2016, and 2015, we had no customer that accounted for 10% or greater of our consolidated revenues.

Financial Instruments

The fair value of our financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and our convertible senior notes are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Please refer to Note 4 Fair Value for further details on the fair value of these financial instruments.

Accounts Receivable

Accounts receivable includes unbilled receivables of approximately $4.2 million and $4.1 million at June 30, 2017 and 2016, respectively. Unbilled receivables include revenues recognized for which billings have not yet been presented to the customers, based on the contractually stipulated billing requirements.

Property and Equipment

Property and equipment are stated at cost, net of accumulated amortization and depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Property, equipment, furniture, fixtures and vehicles	3-7 years
Software	3-5 years
Technical equipment	3-5 years
Building (Reading, England)	50 years
Leasehold improvements	Lower of estimated life or remaining lease term

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

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $2.6 million, $2.6 million, and $1.3 million for the years ended June 30, 2017, 2016 and 2015, respectively.

Shipping and Handling Costs

We expense all shipping, handling and delivery costs in the period incurred, generally as a component of other cost of revenues.

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

Debt Issuance Costs

We incurred certain third party costs in connection with our issuance of the 1.5% Convertible Senior Notes maturing December 1, 2017 (the Notes), as more fully described in Note 10 Indebtedness, principally related to underwriting and legal fees. These costs are included as a direct reduction to the carrying value of the debt as part of the Notes on our consolidated balance sheets and are being amortized to interest expense ratably over the five-year term of the Notes.

We also incurred certain third party costs in connection with the Credit Facility, as defined in Note 10 Indebtedness, principally related to underwriting and legal fees. These costs are included as part of our other assets on our consolidated balance sheets and are being amortized to interest expense ratably over the five-year term of the Credit Facility.

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

Capitalized Software Costs

Capitalization of software development costs for software that is to be sold, leased or otherwise marketed begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by us with respect to certain factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized costs commence amortization on the date of general release using the greater of the straight-line method over the estimated useful life, or the ratio of revenue in the period to total expected revenues over the product’s expected useful life. For the fiscal years ended June 30, 2017, 2016 and 2015, we capitalized $3.4 million, $7.8 million and $5.0 million, respectively and expensed $2.2 million, $1.2 million and $0.0 million of software development costs, respectively, excluding software developed for internal use. At June 30, 2017 and 2016, the net carrying value of capitalized software excluding software developed for internal use, which is included in intangible assets, net on our consolidated balance sheets, was $12.9 million and $11.7 million, respectively.

We capitalize certain development costs associated with internal use software incurred during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. For the fiscal years ended June 30, 2017, 2016 and 2015, we capitalized $6.6 million, $6.0 million and $5.7 million, respectively, of internal use software development costs associated with our SaaS-based technology platforms. In addition, during fiscal years ended June 30, 2017 and 2016, we capitalized $3.1 million and $0.2 million, respectively, of costs associated with our implementation of a new, global ERP solution. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 2 to 7 years once the related project has been completed and deployed for customer use. For the fiscal years ended June 30, 2017, 2016 and 2015, we expensed $3.8 million, $2.5 million and $1.3 million of capitalized internal use software costs associated with our SaaS-based technology platforms. At June 30, 2017 and 2016, the net carrying value of capitalized internal use software associated with our SaaS-based technology platforms, which is included in property and equipment, net on our consolidated balance sheets, was $15.7 million and $12.9 million, respectively.

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

Note 3—Recent Accounting Pronouncements

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

Cloud Computing Arrangements: In April 2015, the FASB issued an accounting standard update which provides guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license and, based on that determination, how to account for such arrangements. We adopted this standard effective July 1, 2016 on a prospective basis. The adoption of this standard did not have a material impact on our financial statements. In December 2016, the FASB issued a technical update to this standard, clarifying that any software license within the scope of this accounting standard shall be accounted for as the acquisition of an intangible asset by the licensee. The technical update to this standard is effective for us on July 1, 2017. Upon adoption, software licenses will be classified as an intangible asset rather than as a component of property and equipment in our consolidated balance sheet. We do not anticipate any impact to our statement of comprehensive loss or cash flows.

Debt Issuance Costs - Classification: In April 2015, the FASB issued an accounting standard update which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying value of the debt. We retrospectively adopted this standard effective July 1, 2016 and reclassified debt issuance costs from non-current assets to convertible senior notes in our consolidated balance sheets in all periods presented. Deferred debt issuance costs were approximately $0.5 million at June 30, 2017 and $1.7 million at June 30, 2016. Debt issuance costs related to our Credit Facility are classified as other assets in our consolidated balance sheets for all periods presented.

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

Accounting Pronouncements to be Adopted

Revenue Recognition: In May 2014, the FASB issued an accounting standard update which provides for new revenue recognition guidance, superseding nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require significantly more judgment and estimation within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. The new standard is also expected to significantly increase the financial statement disclosure related to revenue recognition. This standard is currently effective for us on July 1, 2018 (the first quarter of our fiscal year ending June 30, 2019 (fiscal year 2019)) using one of two methods of adoption, subject to the election of certain practical expedients: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) modified retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures.

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

Financial Instruments - Classification and Measurement: In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available for sale as a component of other comprehensive income. Subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our fiscal year 2019) on a prospective basis. We are currently evaluating the anticipated impact of this standard on our financial statements. We have certain cost method investments of $7.7 million at June 30, 2017, and to the extent that there are observable price changes following the date of adoption, the accounting for these investments could be affected.

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

Share-Based Compensation: In March 2016, the FASB issued an accounting standard update intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact of excess tax benefits and tax deficiencies, accounting for forfeitures, statutory tax withholding requirements and the presentation of excess tax benefits in the statement of cash flows. This standard is effective for us on July 1, 2017 (the first quarter of our fiscal year ending June 30, 2018 (fiscal year 2018)) with early adoption permitted. We are adopting this update under a modified retrospective method. We currently have significant excess tax benefits that have not been reflected as a component of our deferred tax assets since, under current accounting standards, these amounts are recognized only when they provide an actual reduction to currently payable income taxes. Under the new standard, we will be required to recognize excess tax benefits as a component of our deferred tax assets, subject to an assessment of whether such amounts are recoverable. We anticipate that the substantial majority of any increase to our deferred tax assets as a result of these excess tax benefits will be offset with a valuation allowance. The new standard allows companies to make an accounting policy election to either estimate expected forfeitures or account for them as they occur, and we have elected to continue to estimate forfeitures. Starting in the first quarter of fiscal year 2018, we will recognize all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event; any excess tax benefits will be presented as an operating activity in the statements of cash flows.

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

Consolidation: In October 2016, the FASB issued an accounting standard update to remove the requirement that a single decision maker consider, in its assessment of primary beneficiary, its indirect interest held through related parties under common control to be the equivalent of a direct interest in the VIE. Instead, indirect interest held through related parties under common control will be included in the primary beneficiary assessment based on proportionate basis, consistent with the indirect interest held through other parties. The standard is effective for us on July 1, 2017 (the first quarter of our fiscal year 2018), with early application permitted. We do not currently believe that the adoption of this standard will have a material impact on our financial statements.

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

At June 30, 2017 and June 30, 2016, our assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2017				June 30, 2016
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds (cash and cash equivalents)	$593	$—	$—	$593	$117	$—	$—	$117

Available for sale securities
Debt
U.S. Corporate	$—	$1,906	$—	$1,906	$—	$9,580	$—	$9,580
Residential mortgage-backed	—	—	—	—	—	9,604	—	9,604
Government - U.S.	—	—	—	—	—	15,962	—	15,962

Total available for sale securities	$—	$1,906	$—	$1,906	$—	$35,146	$—	$35,146

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the Notes as more fully described in Note 10 Indebtedness. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at June 30, 2017 and June 30, 2016, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive loss in shareholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•	The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.5 million and $1.4 million at June 30, 2017 and June 30, 2016, respectively, which approximated their fair value.

•	We have certain other investments accounted for at cost. The carrying value of these investments was $7.7 million at both June 30, 2017 and June 30, 2016 and they are reported as a component of our other assets. These investments are recorded at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, we use all available financial information including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value may not be estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment and to do so would be impractical, and as a result, we have not estimated the fair value of these investments.

•	The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value (net of debt issuance costs) of the Notes, $183.7 million at June 30, 2017, will be accreted over the remaining term to maturity to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $192.2 million as of June 30, 2017. We estimated the fair value of the Notes by reference to quoted market prices (Level 1); however, the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Note 5—Other Investments

In December 2015, we made a $3.5 million investment in preferred stock of a privately held, early-stage technology company. We have the ability to exercise significant influence over this company; however, we have no ability to exercise control. Investments in common stock or in-substance common stock, through which an investor has the ability to exercise significant influence over the operating or financial policies of the investee, are accounted for under the equity method of accounting. In-substance common stock is an investment that has risk and reward characteristics that are substantially similar to an entity’s common stock. The preferred stock underlying our investment is not in-substance common stock as its terms include a substantive liquidation preference not available to common stockholders. Accordingly, we accounted for our investment under the cost method of accounting, subject to periodic review for impairment. Impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. Our maximum investment exposure, which is determined based on the cost of our investment, is $3.5 million as of June 30, 2017. There were no indicators of impairment identified as of June 30, 2017.

We concluded that this company is a VIE as it lacks sufficient equity to finance its activities. However, we also concluded that we are not the primary beneficiary of the VIE as we do not have the power to exercise control or direct the activities that most significantly impact the VIE’s economic performance. As we have determined we are not the primary beneficiary, consolidation of the VIE is not required.

Note 6—Property and Equipment

Property and equipment consisted of the following:

	June 30,
	2017	2016
	(in thousands)
Land	$246	$251
Building and Improvements	17,054	17,774
Furniture and fixtures	6,573	6,015
Technical equipment	42,491	45,590
Software	54,489	46,505
Motor Vehicles	31	30

Total property and equipment, gross	120,884	116,165
Less: Accumulated depreciation and amortization	65,577	65,136

Total property and equipment, net	$55,307	$51,029

Note 7—Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. We perform an impairment test of goodwill during the fourth quarter of each fiscal year or whenever indicators of potential impairment arise.

During fiscal year 2016, we identified our Intellinx reporting unit as being at heightened risk of impairment. In the second quarter of fiscal year 2017, based on continued shortfalls of revenue against our revenue projections, we performed the first step of the goodwill impairment test for this reporting unit and determined that its fair value was lower than its carrying value. Accordingly, we performed the second step of the goodwill impairment test which compared the estimated fair value of this reporting unit’s goodwill to its carrying value. As a result of this test, we recorded a non-cash, pretax, goodwill impairment charge of $7.5 million. The goodwill impairment charge does not affect our liquidity or the financial covenants in any of our outstanding debt agreements. The primary driver of this impairment charge was related to revenue estimates being below the revenue estimates we made at the time of our Intellinx acquisition (January 2015). Our Intellinx reporting unit is a component of our Other reportable segment.

In calculating the goodwill impairment charge recorded during the second quarter of fiscal year 2017, we completed a discounted cash flow model associated with our Intellinx business, including the amount and timing of future expected cash flows, tax attributes, technology and customer attrition rates, a terminal value growth rate and an appropriate market-participant, risk-adjusted, weighted average cost of capital in each case using estimates that we considered to be reasonable and appropriate. The overall fair value estimate utilized a combination of a discounted cash flow methodology and a consideration of market multiples.

Prior to performing the goodwill impairment test, we performed a test of recoverability for the finite lived intangible assets related to the Intellinx reporting unit, including the core technology intangible asset. The test of recoverability for these assets is based on an undiscounted cash flow model. Based on that analysis, we concluded the finite lived intangible assets were not impaired.

In addition to the aforementioned Intellinx reporting unit goodwill impairment test performed on an interim basis, we also performed our annual impairment test during the fourth quarter of fiscal year 2017. Based on this review, we concluded that there was no additional goodwill impairment, although we believe that the Intellinx reporting unit remains at a heightened risk of impairment.

There can be no assurance that there will not be additional impairment charges in future periods as a result of future impairment reviews. To the extent that future impairment charges occur it would likely have a material impact on our financial results. At June 30, 2017, the carrying value of goodwill for all of our reporting units was $194.7 million, and the carrying value of goodwill in the Intellinx reporting unit was $4.4 million.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$190,965	$(122,698)	$68,267	8.7
Core technology	130,572	(74,452)	56,120	8.8
Other intangible assets	20,591	(15,691)	4,900	6.6
Capitalized software development costs	16,304	(3,423)	12,881	5.0

Total	$358,432	$(216,264)	$142,168

Unamortized intangible assets:
Goodwill			194,700

Total intangible assets			$336,868

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$190,549	$(110,356)	$80,193	9.6
Core technology	130,434	(64,591)	65,843	9.5
Other intangible assets	20,469	(13,320)	7,149	6.1
Capitalized software development costs	12,993	(1,248)	11,745	6.0

Total	$354,445	$(189,515)	$164,930

Unamortized intangible assets:
Goodwill			202,028

Total intangible assets			$366,958

Estimated amortization expense for fiscal year 2018 and subsequent fiscal years for acquired intangible assets is as follows:

(in thousands)
2018	$20,628
2019	18,680
2020	16,589
2021	15,024
2022	13,062
2023 and thereafter	45,304

Estimated amortization expense for fiscal year 2018 and subsequent fiscal years for capitalized software development costs using a straight-line methodology is stated below. Each period we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.

(in thousands)
2018	$2,576
2019	2,576
2020	2,576
2021	2,576
2022	2,577
2023 and thereafter	—

The following table represents a rollforward of our goodwill balances, by reportable segment:

	Cloud Solutions	Digital Banking	Payments and Transactional Documents	Other	Total
Balance at June 30, 2015	$97,861	$35,880	$64,540	$17,079	$215,360
Purchase accounting adjustments	—	—	—	(1,356)	(1,356)
Impact of foreign currency translation	(8,288)	—	(3,688)	—	(11,976)

Balance at June 30, 2016	$89,573	$35,880	$60,852	$15,723	$202,028
Goodwill impairment	—	—	—	(7,529)	(7,529)
Impact of foreign currency translation	496	—	(295)	—	201

Balance at June 30, 2017 (1)	$90,069	$35,880	$60,557	$8,194	$194,700

(1)	Other goodwill balance is net of $7.5 million accumulated impairment losses.

Note 8—Accrued Expenses

Accrued expenses consisted of the following:

	June 30,
	2017	2016
	(in thousands)
Employee compensation and benefits	$16,092	$13,665
Professional fees	2,163	1,528
Accrued income taxes payable	1,172	1,181
Sales and value added taxes	1,790	817
Accrued royalties	287	323
Accrued interest	237	237
Other	7,438	9,761

Total accrued expenses	$29,179	$27,512

Note 9—Commitments and Contingencies

Leases

We lease our principal office facility in Portsmouth, NH under a non-cancelable operating lease expiring in 2027. In addition, we have two five-year options to further extend the term of this lease. Rent expense is fixed for the base term of the lease. We are also required to pay certain incremental operating costs above the base rent.

We lease office space in certain other cities worldwide under operating leases that expire at various dates. In addition to the base rent, we are typically also responsible for a portion of the operating expenses associated with these facilities. Where operating leases contain rent escalation clauses or certain types of landlord concessions, the estimated financial effect of these items are included in the determination of the straight-line expense over the lease term.

Rent expense, net of sublease income, for the fiscal years ended June 30, 2017, 2016, and 2015 was $6.7 million, $6.4 million and $6.9 million, respectively. Sublease income for the fiscal years ended June 30, 2017, 2016, and 2015 was insignificant.

Future minimum annual rental commitments under our facilities, equipment, and vehicle leases at June 30, 2017 are as follows:

(in thousands)
2018	$5,261
2019	4,762
2020	4,150
2021	3,659
2022	2,945
2023 and thereafter	6,470

$27,247

Long Term Service Arrangements

We have entered into service agreements with initial minimum commitments ranging between one and five years that expire between the fiscal years 2018 and 2021, primarily for software licenses, hosting services and disaster recovery services. In addition to the base terms, we have certain options to extend the terms of the service agreements. Payments are fixed for the initial terms and are subject to increase in the event that we elect to extend the service.

Future minimum annual commitments under our long term service arrangements as of June 30, 2017 are as follows:

(in thousands)
2018	$8,011
2019	4,350
2020	603
2021	4

$12,968

Legal Matters

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

In May 2017, we received notification from a customer alleging a warranty claim associated with software we licensed to them in September 2013. Their claim seeks recovery of $1.269 million in software, professional services and support fees, inclusive of related sales tax. We believe the claim is without merit and intend to vigorously defend ourselves. At June 30, 2017 we had not accrued for any losses associated with this matter as we do not believe a loss is probable.

We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.

Note 10—Indebtedness

Credit Agreement

On December 9, 2016, we (as borrower) and certain of our existing and future domestic material restricted subsidiaries (the Guarantors) entered into a credit agreement (the Credit Agreement) with Bank of America, N.A. and certain other lenders (the Lenders) a five-year revolving credit facility in the amount of up to $300 million (the Credit Facility). We intend to finance the repayment of the principal balance of the Notes through a combination of cash on hand and with borrowings under the Credit Facility.

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

The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.75 to 1.00, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2018; (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00; and (c) a minimum liquidity requirement at all times that the Notes are outstanding, where the outstanding principal amount of the Notes must not exceed the sum of the unutilized availability under the Credit Agreement plus our domestic cash and marketable securities.

The Credit Agreement also contains customary events of default and related cure provisions. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies on behalf of the Lenders, including the acceleration of any outstanding loans.

Interest Rate Swap

On July 10, 2017, we entered into an interest rate swap agreement to hedge our exposure to market risk resulting from fluctuations in interest rates. The agreement has a notional debt value of $100.0 million, is effective as of December 1, 2017 and expires on December 1, 2021. The notional amount of the swap will match the corresponding principal amount of the borrowings under the Credit Agreement with the Lenders. During the term of the agreement, we have a fixed interest rate of 1.9275 percent on the notional amount and Citizens Bank, National Association, as counterparty to the agreement, will pay us interest at a floating rate based on the 1 month USD-LIBOR-BBA swap rate on the notional amount. Interest payments are made quarterly on a net settlement basis.

The hedge will be measured for effectiveness at the end of each of our fiscal quarters. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument will be recognized in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivatives will be recognized in earnings.

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

Effective June 1, 2017 and until the close of business on the second scheduled trading day immediately preceding the maturity date of December 1, 2017, holders may convert their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at June 30, 2017, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

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

The net carrying amount of the Notes at June 30, 2017 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(5,575)
Unamortized debt issuance costs	(493)

Net carrying value	$183,682

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the Notes:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Contractual interest expense (cash)	$2,846	$2,846	$2,846
Amortization of debt discount (non-cash)	12,641	11,774	10,965
Amortization of debt issue costs (non-cash)	1,184	1,184	1,184

	$16,671	$15,804	$14,995

Effective interest rate of the liability component	8.16%	7.70%	7.28%

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

Note 11—Derivative Instruments

Our derivative instruments for the fiscal year ended June 30, 2017 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10 Indebtedness. As of June 30, 2017, each of these instruments continued to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements, we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Note 12—Postretirement and Other Employee Benefits

Defined Contribution Pension Plans

We have a 401(k) Plan (the Plan), whereby eligible U.S. employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. We may contribute a discretionary matching contribution annually equal to 50% of each such participant’s contribution to the Plan up to the first 5% of their annual eligible compensation. We charged approximately $2.1 million, $1.8 million and $1.8 million to expense in the fiscal years ended June 30, 2017, 2016, and 2015, respectively, associated with our matching contribution for those years.

We have a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. We contribute 3% of the employee’s annual compensation as long as the individual contributes a minimum of 1% of their annual compensation to the GPPP. We charged approximately $1.3 million, $1.5 million and $1.2 million to expense in the fiscal years ended June 30, 2017, 2016, and 2015, respectively, under the GPPP.

We have a GPPP related to European employees from our acquisition of Sterci and governed by local regulatory requirements. We contributed approximately $1.4 million in each fiscal year ended June 30, 2017, 2016, and 2015 under the GPPP.

We are required by Australian government regulation to pay a certain percentage, currently 9.5%, of gross salary to a compliant Superannuation Fund for the benefit of our Australian employees. We charged approximately $0.1 million, $0.1 million and $0.2 million to expense in the fiscal years ended June 30, 2017, 2016, and 2015, respectively, reflecting our contribution to the Superannuation Fund.

We have a retirement contribution plan with respect to our employees in Israel (Israel plan) under which we contribute 5% of each eligible employee’s annual compensation. Employees are entitled to amounts accumulated in the Israel plan upon reaching retirement age. We charged approximately $0.4 million, $0.3 million and $0.2 million to expense in the fiscal years ended June 30, 2017, 2016, and 2015, respectively, related to the Israel plan.

Defined Benefit Pension Plan

We sponsor a defined benefit pension plan for our Swiss-based employees (the Swiss pension plan) that is governed by local regulatory requirements. As of June 30, 2017, we had 113 employees, which is approximately

7% of our workforce, covered under the Swiss pension plan. The Swiss pension plan is governed by the Swiss Federal Law on Occupational Retirements, Survivors’ and Disability Pension plans. We use a third party pension fund, Profond, to administer this plan. We charged approximately $2.8 million, $1.9 million and $1.9 million to expense in the fiscal years ended June 30, 2017, 2016, and 2015, respectively, related to this plan. The annual measurement date for our pension benefits is June 30.

During fiscal year 2014, Profond decreased the pension benefit conversion rates over a five year period from a maximum of 7.2% to 6.8%, which reduced the projected benefit at retirement for all employees. This event qualified as a plan amendment and the prior service credit arising from this amendment was recorded as a component of accumulated other comprehensive income (loss) for the fiscal year ended June 30, 2014. In fiscal year 2018, we expect to recognize approximately $0.1 million as a reduction of our overall net periodic benefit cost related to this plan amendment.

The accumulated benefit obligation (ABO) represents the obligations of a pension plan for past service as of the measurement date, which is the present value of benefits earned to date based on current compensation levels. The Swiss pension plan ABO as of June 30, 2017 was $48.8 million. The projected benefit obligation (PBO) is the ABO adjusted to reflect the impact of future compensation levels. The following table represents the PBO, change in plan assets, funded status and amounts recognized in our consolidated balance sheets at June 30, 2017 and 2016:

	June 30,
	2017	2016
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$50,550	$41,136
Service cost	2,954	2,279
Interest cost	123	484
Actuarial (gain) loss	(3,889)	7,939
Plan participant contributions	787	835
Benefits paid, net of transfers into plan	228	(266)
Effect of foreign currency exchange rate changes	1,151	(1,857)

Projected benefit obligation at end of year	$51,904	$50,550

Change in plan assets:
Fair value of plan assets at beginning of year	$29,268	$27,776
Actual return on plan assets	2,873	446
Employer contribution	1,674	1,734
Plan participant contributions	787	835
Benefits paid, net of transfers into plan	228	(266)
Effect of foreign currency exchange rate changes	858	(1,257)

Fair value of plan assets at end of year	$35,688	$29,268

Pension liability at end of fiscal year	$(16,216)	$(21,282)
Accumulated other comprehensive loss consists of the following:
Net prior service credit	$817	$888
Net actuarial loss	(6,214)	(12,682)

Accumulated other comprehensive loss, before income tax	$(5,397)	$(11,794)

For the fiscal year ended June 30, 2017, we reclassified approximately $0.6 million of net actuarial loss and $0.1 million of net prior service credit as components of net periodic benefit cost from accumulated other comprehensive loss. For the fiscal year ending June 30, 2018, we expect to reclassify approximately $0.2 million of net actuarial loss and $0.1 million of net prior service credit as components of net periodic benefit cost from accumulated other comprehensive loss.

The net unfunded balance of our defined benefit pension plan is recorded as a non-current liability and all unrecognized gains or losses, net of tax, are recorded as a component of other comprehensive loss within stockholders’ equity at June 30, 2017.

Assumptions:

	Fiscal Year Ended June 30,
	2017	2016	2015
Weighted-average assumptions used to determine net benefit costs:
Discount rate	0.25%	1.25%	2.00%
Expected return on plan assets	3.00%	3.00%	4.00%
Rate of compensation increase	1.50%	1.75%	2.00%
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	0.70%	0.25%	1.25%
Expected return on plan assets	3.50%	3.00%	3.00%
Rate of compensation increase	1.50%	1.50%	1.75%

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

The fair value of plan assets for the Swiss pension plan was $35.7 million at June 30, 2017. As is customary with Swiss pension plans, the plan assets are invested in a collective fund with multiple employers through a Swiss insurance company. We do not have rights to the individual assets of the plan nor do we have investment authority over the assets of the plan. The collective fund maintains a variety of investment positions primarily in equity securities and highly rated debt securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements, and we further consider whether there are other indicators that the investment balances reported by the fund could be impaired. We concluded that no such impairment indicators were present at June 30, 2017.

The Swiss pension plan’s actual asset allocation as compared to Profond’s target asset allocations for fiscal year 2017 were as follows:

	Actual	Target
Asset Category:
Cash and cash equivalents	9%	2%
Equity Securities	51%	49%
Fixed Income	10%	17%
Real Estate	27%	27%
Other	3%	5%

As of June 30, 2017, the estimated future benefit payments (inclusive of any future service) were as follows:

(in thousands)
2018	$1,430
2019	1,847
2020	1,657
2021	2,273
2022	2,099
2023-2027	10,586

Net periodic pension costs for the Swiss pension plan included the following components:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Components of net periodic cost
Service cost	$2,954	$2,279	$2,300
Interest cost	123	484	673
Net prior service credit	(89)	(90)	(93)
Net actuarial loss	648	69	—
Expected return on plan assets	(884)	(805)	(1,003)

Net periodic cost	$2,752	$1,937	$1,877

We expect to make a contribution of approximately $1.6 million to our pension plan in fiscal year 2018, which is the legal funding regulation minimum for the Swiss pension plan.

Israeli Severance Pay

We provide severance payments based on the Israeli severance pay law and certain other circumstances to employees of our Israeli subsidiary.

Our liability for severance pay for service periods prior to January 12, 2015 is calculated based on the most recent employee salaries multiplied by the number of years of employment as of January 12, 2015. We make monthly deposits in insurance funds designed to fund a portion of this overall severance liability and the value of these deposits, inclusive of earnings and losses attributable to these deposits, is recorded as an asset on our consolidated balance sheet. In the event of a separation, the employee receives the balance in deposited funds with any remaining severance liability balance paid by us. As of June 30, 2017, for service periods prior to January 12, 2015, our severance liability (classified in other liabilities within our consolidated balance sheet) was $1.6 million and our severance deposit (classified as other assets within the consolidated balance sheet) was $1.5 million.

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

Note 13—Share-Based Payments

We recognize expense for the estimated fair value of all share-based payments to employees on a straight-line basis over the award vesting period. For the fiscal years ended June 30, 2017, 2016, and 2015, we recorded expense of approximately $31.9 million, $30.3 million and $27.0 million, respectively, in connection with our share-based payment awards. For the fiscal years ended June 30, 2017, 2016, and 2015, we recognized tax benefits of $1.8 million, $1.8 million and $9.1 million, respectively, related to the expense recorded in connection with our share-based payment awards.

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

Our employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, we measure the fair value of these awards at intrinsic value (the value of our common stock less the employee purchase price) at the end of each reporting period. For the fiscal year ended June 30, 2017, we recorded compensation cost of approximately $0.6 million associated with our employee stock purchase plan. As a result of employee stock purchases in fiscal year 2017 we issued approximately 133,000 shares of our common stock. The aggregate intrinsic value of shares issued under the employee stock plan during fiscal year 2017 was $0.6 million. At June 30, 2017, based on employee withholdings and our common stock price at that date, approximately 37,000 shares of common stock, with an approximate intrinsic value of $0.2 million would have been eligible for issuance were June 30, 2017 to have been a designated stock purchase date.

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

We initially reserved 2,750,000 shares of our common stock for issuance under the 2009 Plan, plus additional shares equal to the number of shares subject to outstanding awards under our prior plans which expire, terminate or are otherwise surrendered, cancelled, forfeited, or repurchased by us. On November 14, 2013, November 20, 2014 and November 17, 2016 we adopted amendments to our 2009 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the 2009 Plan by an additional 2,400,000, 1,500,000 and 800,000 shares, respectively. The plan remained unchanged in all other respects.

Valuation and Related Activity

Stock options are valued using a Black Scholes method of valuation and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. There were no stock option grants during the fiscal years ended June 30, 2017, 2016, and 2015.

A summary of stock option and restricted stock activity for the fiscal year ended June 30, 2017 is as follows; in respect of shares available for grant, the shares are available for issuance by us as either a stock option or as a restricted stock award:

		Non-vested Stock		Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share data)
Awards outstanding at June 30, 2016	2,879	2,111	$27.57	170	$10.45	2.8	$1,882
Plan Amendment	800
Awards granted (1)	(1,206)	942	22.28
Shares vested		(953)	27.57
Stock options exercised		—	—	(32)	11.14
Awards forfeited (1)	148	(110)	27.00	—	—
Awards expired				(8)	11.21

Awards outstanding at June 30, 2017	2,621	1,990	$25.10	130	$10.23	2.0	$2,005

Stock options exercisable at June 30, 2017				130	$10.23	2.0	$2,005

(1)	The 2009 Plan has a fungible share pool in which restricted stock awards are counted against the plan (or replenished within the plan, in respect of award forfeitures) as 1.28 shares for each one share of common stock subject to such restricted stock award.

The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2017, 2016, and 2015 was approximately $0.5 million, $1.6 million and $2.0 million, respectively. The total fair value of stock options that vested during the fiscal years ended June 30, 2017, 2016 and 2015 was approximately $0.0 million, $0.1 million and $0.2 million, respectively.

The majority of our restricted stock awards vest over a four year period on a vesting schedule similar to our employee stock options; however, certain restricted stock awards vest over either a two or five year period and restricted stock awards granted to our non-employee directors upon his or her election to the Board of Directors and annually thereafter vest after a one year period. Restricted stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The weighted average grant date fair value for restricted stock awards granted during the fiscal years ended June 30, 2017, 2016 and 2015 was $22.28, $27.40 and $27.05, respectively. The total fair value of restricted stock awards that vested during the fiscal years ended June 30, 2017, 2016, and 2015 was approximately $27.5 million, $32.4 million and $26.4 million, respectively. We recorded expense of approximately $31.3 million associated with our restricted stock awards for the fiscal year ended June 30, 2017. As of June 30, 2017, there was approximately $50.8 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 1.3 years. Excluding the impact of shares issued as purchase consideration with forfeiture provisions, approximately 1.0 million shares of restricted stock awards vested during the fiscal year ended June 30, 2017.

Stock Issued in Acquisitions

Retention of key personnel in businesses we acquire is critical to us because it helps to ensure that we maximize the value of companies we acquire, which we believe is vitally important to our stockholders.

Accordingly, in order to maximize the retention of key employees, we attach forfeiture provisions to the shares we issue to acquire certain businesses. This has the effect of requiring key employees to stay in our employment, post-acquisition, in order to earn the full value of the stock we issue. These shares are issued as purchase consideration, but as a result of the forfeiture provisions we attach they are categorized as compensatory awards under U.S. GAAP. The forfeiture provisions on these shares typically lapse over a four or five year period.

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

Activity associated with shares issued as purchase consideration with forfeiture provisions for the fiscal year ended June 30, 2017 is reflected in the table below. These shares were not issued out of our shareholder approved stock plans and do not represent grants or awards of shares from those plans. No such shares were issued during fiscal year 2017.

	Non-vested Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Purchase consideration shares with forfeiture provisions outstanding at June 30, 2016	613	$23.11
Lapse of forfeiture provisions	(210)	23.59
Shares forfeited	(23)	23.81

Purchase consideration shares with forfeiture provisions outstanding at June 30, 2017	380	$22.81

Note 14—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net loss	$(33,137)	$(19,648)	$(34,680)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	37,842	37,957	37,806

Basic and diluted net loss per share attributable to common stockholders	$(0.88)	$(0.52)	$(0.92)

For the fiscal years ended June 30, 2017, 2016 and 2015, approximately 2.9 million, 3.1 million and 2.9 million shares of unvested restricted stock and stock options, respectively, were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

As more fully discussed in Note 10 Indebtedness, in December 2012 we issued the Notes. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the fiscal years ended June 30, 2017, 2016 and 2015, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

Note 15—Operations by Segments and Geographic Areas

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

Similar operating segments have been aggregated into four reportable segments as follows:

Cloud Solutions. Our Cloud Solutions segment provides customers predominately with SaaS technology offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our settlement network solutions (financial messaging and Paymode-X). Our settlement network solutions are highly scalable, secure and cost effective and facilitate cash payment and transaction settlement between businesses, their vendors and banks. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the estimated life of the customer relationship.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes stock compensation expense, acquisition and integration related expenses

(including acquisition related contingent consideration), amortization of acquired intangible assets, impairment of goodwill, fixed asset charges, restructuring related charges, minimum pension liability adjustments, non-core charges related to the Notes and the Credit Facility, global enterprise resource planning (ERP) system implementation costs and other non-core or non-recurring gains and losses that arise from time to time. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

Segment information for the fiscal years ended June 30, 2017, 2016 and 2015, according to the segment descriptions above, is as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Segment revenue:
Cloud Solutions (1)	$154,821	$138,641	$126,178
Digital Banking	79,227	70,747	77,184
Payments and Transactional Documents	98,150	115,213	116,685
Other	17,214	18,673	10,842

Total segment revenue	$349,412	$343,274	$330,889

Segment measure of profit (loss):
Cloud Solutions	$28,044	$23,380	$15,329
Digital Banking	2,901	5,696	12,440
Payments and Transactional Documents	29,832	34,225	36,010
Other	(3,075)	(1,795)	(2,870)

Total measure of segment profit	$57,702	$61,506	$60,909

(1)	Revenues from our legal spend management solutions were $58.6 million, $47.3 million and $44.6 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Revenues from our settlement network solutions were $96.2 million, $91.3 million and $81.6 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

A reconciliation of the measure of segment profit to GAAP loss before income taxes is as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Total measure of segment profit	$57,702	$61,506	$60,909
Less:
Amortization of acquired intangible assets	(24,246)	(28,978)	(30,383)
Goodwill impairment charge	(7,529)	—	—
Fixed asset charge	(2,399)	—	—
Stock-based compensation expense	(31,913)	(30,279)	(27,025)
Acquisition and integration related expenses	(2,596)	(741)	(2,835)
Restructuring expenses	(547)	(850)	(1,297)
Minimum pension liability and related adjustments	(1,079)	(203)	(56)
Other non-core income (expense)	223	246	(76)
Global ERP system implementation costs	(8,804)	(4,252)	—
Other expense, net	(17,086)	(15,312)	(15,553)

Loss before income taxes	$(38,274)	$(18,863)	$(16,316)

The following depreciation and other amortization expense amounts are included in the segment measure of profit:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$8,078	$6,088	$5,134
Digital Banking	7,856	4,093	2,643
Payments and Transactional Documents	3,214	2,861	2,489
Other	380	447	241

Total depreciation and other amortization expense	$19,528	$13,489	$10,507

Geographic Information

We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here, particularly in respect of financial institution customers located in Australia for which the point of sale was North America and customers located in Africa for which the point of sale was Israel.

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
North America	$221,608	$199,765	$193,286
United Kingdom	80,421	96,244	93,735
Continental Europe	38,590	38,849	38,053
Asia-Pacific and Middle East	8,793	8,416	5,815

Total revenues from unaffiliated customers	$349,412	$343,274	$330,889

Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At June 30,
	2017	2016
	(in thousands)
Long-lived assets:
North America	$59,800	$56,885
United Kingdom	8,705	8,499
Continental Europe	2,449	1,924
Asia-Pacific and Middle East	2,024	2,080

Total long-lived assets	$72,978	$69,388

Note 16—Income Taxes

Provision for Income Taxes

We file U.S. federal income tax returns and returns in various state, local and foreign jurisdictions. Generally, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2001. We are currently under audit by the Internal Revenue Service on our U.S. federal tax return for the fiscal year ended June 30, 2015 and by the Israeli Tax Authority on our 2012 to 2015 Israeli tax returns. We anticipate these audits will take several quarters to complete.

We permanently reinvest the earnings, if any, of our international subsidiaries and therefore we do not provide for U.S. income taxes that could result from the distribution of those earnings to the U.S. parent. If any such earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Our provision for (benefit from) income taxes consisted of the following:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Current:
Federal	$41	$(362)	$1,433
State	32	43	188
Foreign	2,786	4,215	4,570

	2,859	3,896	6,191
Deferred:
Federal	700	1,004	14,720
State	81	217	1,154
Foreign	(8,777)	(4,332)	(3,701)

	(7,996)	(3,111)	12,173

	$(5,137)	$785	$18,364

Our income tax expense (benefit) included a tax benefit of $0.3 million, $0.2 million and $0.2 million in fiscal years 2017, 2016 and 2015, respectively, relating to a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations.

We recorded a decrease to other comprehensive income of $1.6 million during fiscal year 2017 as a result of the deferred tax consequence of minimum pension liability adjustments related to our Swiss pension.

Income (loss) before income taxes by geographic area is as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
North America	$(25,315)	$(19,892)	$(18,277)
United Kingdom	7,263	15,400	16,728
Continental Europe	86	(2,191)	(7,608)
Asia-Pacific and Middle East	(20,308)	(12,180)	(7,159)

	$(38,274)	$(18,863)	$(16,316)

A reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2017		2016		2015
Tax benefit at federal statutory rate	(35.0%	)	(35.0%	)	(35.0%	)
State taxes, net of federal benefit	(4.0%	)	(4.3%	)	(5.2%	)
Change in valuation allowance	30.3%		16.8%		98.6%
Investment impairment	(29.6%	)	—%		—%
Tax rate differential on foreign earnings	9.3%		(3.5%	)	(4.2%	)
Goodwill impairment	6.9%		—%		—%
Foreign branch operations, net of foreign tax deductions	2.7%		19.0%		33.1%
Changes in uncertain tax positions	2.2%		8.6%		13.0%
Non-deductible executive compensation	2.5%		5.2%		5.3%
Non-deductible other expenses	1.6%		1.6%		1.8%
Non-deductible share-based payments	1.2%		3.7%		3.6%
Non-deductible acquisition costs	0.8%		0.5%		3.0%
Changes in tax laws or rates	(0.2%	)	1.1%		(1.8%	)
Research and development credit	(2.9%	)	(8.5%	)	(2.7%	)
Other	0.8%		(1.0%	)	3.1%

	(13.4%	)	4.2%		112.6%

The excess of our effective tax rate (or decrease in our effective tax benefit rate) over statutory tax rates was primarily due to the inability to benefit U.S. and Swiss losses, an increase of our U.S. valuation allowance in fiscal year 2015, and our inability to utilize certain foreign tax credits as a reduction to foreign income that is included in our U.S. tax return. This has the effect of taxing certain income twice, resulting in a higher overall tax rate.

Deferred Tax Assets and Liabilities

We recognize deferred tax assets and liabilities based on the differences between their financial reporting and tax basis by applying tax rates that are expected to be in effect when the differences reverse. Significant components of our deferred income taxes are as follows:

	June 30,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$35,503	$18,951
Research and development and other credits	6,755	6,095
Deferred revenue	6,433	9,083
Stock compensation	6,414	6,313
Accrued pension	3,898	5,116
Various accrued expenses	3,774	3,290
Allowances and reserves	252	273
Property and equipment	229	8
Other	98	38

Total deferred tax assets	$63,356	$49,167
Valuation allowance	(37,415)	(26,506)

Deferred tax assets, net of valuation allowance	25,941	22,661

Deferred tax liabilities:
Intangible assets	(26,229)	(30,229)
Property and equipment, inclusive of capitalized software	(14,434)	(12,324)
Convertible debt	(588)	(1,876)
Other	(123)	(135)

Total deferred tax liabilities	(41,374)	(44,564)

Net deferred tax liabilities	$(15,433)	$(21,903)

At June 30, 2017, we had U.S. net operating loss carryforwards of $104.8 million which expire at various times through fiscal year 2037. Included within this amount is approximately $55.6 million of excess tax deductions associated with restricted stock awards that have vested and with non-qualified stock options that have been exercised. Approximately $46.7 million of the aforementioned excess tax benefits have not been reflected as a component of our deferred tax assets at June 30, 2017, as these amounts would be recognized for financial reporting purposes only when they actually reduced currently payable income taxes. Historically, when these excess tax benefits actually resulted in a reduction to currently payable income taxes, the benefit would have been recorded as an increase to additional paid-in capital. However, upon adoption effective July 1, 2017 of the accounting standard relating to share-based payments, our deferred tax assets will be increased by this portion of excess tax benefits (net of any required valuation allowance), and future utilization of excess tax benefits will be recorded as a decrease to deferred tax assets.

From a foreign tax perspective, we had Swiss net operating loss carryforwards of $25.8 million which expire in fiscal year 2024, Canadian net operating loss carryforwards of $0.3 million which principally expire in fiscal year 2035, and foreign net operating loss carryforwards (primarily in Europe and Israel) of $22.1 million which have no statutory expiration date.

We utilized approximately $1.9 million of net operating losses in fiscal year 2017, consisting of $0.6 million utilized in the U.S. and $1.3 million utilized in our foreign operations, predominately in Europe.

We have approximately $6.0 million of research and development tax credit carryforwards available, which expire at various points through fiscal year 2037. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

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

At June 30, 2017 we have a $37.4 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts. The valuation allowance increased by $10.9 million in fiscal year 2017 from fiscal year 2016 primarily due to an increase to the U.S. and Switzerland valuation allowances.

For the fiscal year ended June 30, 2015, we established a significant valuation allowance against our U.S. deferred tax assets as we concluded that it was more likely than not that a portion of these assets may not be recovered. This analysis was based on both positive and negative factors. As a result, we increased our valuation allowance in fiscal year 2015 and recorded income tax expense in the amount of $16.0 million. The establishment of a valuation allowance has no effect on our ability to use the underlying deferred tax assets to reduce cash tax payments in the future to the extent that we generate U.S. taxable income.

Uncertain Tax Positions

As of June 30, 2017, we had approximately $8.7 million of total gross unrecognized tax benefits, of which approximately $1.4 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. Approximately $4.1 million of the gross unrecognized tax benefits resulted in reductions to the deferred tax asset relating to net operating losses and to the valuation allowance, and approximately $3.2 million of the gross unrecognized tax benefits resulted in a reduction to tax credit carryforwards and other deferred tax assets. We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.4 million, as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

A summary of the changes in the gross amount of unrecognized tax benefits is shown below:

(in thousands)
Balance at July 1, 2014	$4,085
Additions related to current year tax positions	2,392
Additions related to prior year tax positions	145
Reductions due to lapse of statute of limitations	(213)
Foreign currency translation	(104)

Balance at July 1, 2015	6,305
Additions related to current year tax positions	1,647
Additions related to prior year tax positions	215
Reductions due to lapse of statute of limitations	(229)
Foreign currency translation	(129)

Balance at July 1, 2016	7,809
Additions related to current year tax positions	1,160
Additions related to prior year tax positions	13
Reductions due to lapse of statute of limitations	(335)
Foreign currency translation	9

Balance at July 1, 2017	$8,656

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. To the extent that the accrued interest and penalties do not ultimately become payable, the amounts accrued will be derecognized and reflected as an income tax benefit in the period that such a determination is made. Our accrued interest and penalties related to uncertain tax positions as of June 30, 2017 and 2016, and recorded in each of the annual periods ending June 30, 2017, 2016, and 2015, were not significant.

Note 17—Guarantees

We generally offer a standard warranty on our products and services, specifying that our software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, we offer, as an element of our standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs arising from claims of patent, copyright, trademark or other similar infringements by our software products. At June 30, 2017 and 2016, warranty accruals were not significant.

Certain of our arrangements with customers include clauses whereby we may be subject to penalties for failure to meet certain service level requirements; however, we have not incurred any related material penalties to date.

Note 18—Subsequent Events

On August 14, 2017, we acquired Decillion Solutions Pte Ltd. (“Decillion”) for 6.2 million Singapore Dollars (approximately $4.6 million) in cash. Decillion is headquartered in Singapore and is a leading provider of financial messaging solutions in the Asia-Pacific region. The acquisition is expected to expand the breadth of our financial messaging solutions in this region.

As more fully described in Note 10 Indebtedness, in July 2017, we entered into an interest rate swap designed to reduce our exposure to variable interest rate risk under the Credit Facility.

Note 19—Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial data for the fiscal years ended June 30, 2017 and 2016. The quarterly earnings per share information is computed separately for each period. Therefore, the sum of the quarterly per share amounts may differ from the total year per share amounts.

	For the quarters ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
	(in thousands, except per share data)
Revenues	$82,881	$86,048	$86,233	$88,112	$83,084	$86,728	$86,099	$93,501
Gross profit	47,546	49,941	49,014	49,673	44,907	47,156	46,525	48,998
Net loss (1)	$(4,253)	$(5,239)	$(4,230)	$(5,926)	$(10,508)	$(10,346)	$(6,624)	$(5,659)
Basic and diluted net loss per share	$(0.11)	$(0.14)	$(0.11)	$(0.16)	$(0.28)	$(0.27)	$(0.17)	$(0.15)
Shares used in computing basic and diluted net loss per share	38,004	37,774	38,101	37,949	37,940	37,769	37,965	37,693

(1)	We recorded an impairment charge related to goodwill in the second quarter of fiscal year 2017 in the amount of $7.5 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on our assessment, management concluded that, as of June 30, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting, which is included within Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See Executive Officers and Other Key Employees of the Registrant in Part I of this Annual Report on Form 10-K. We will file with the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2017. The information required by this item is incorporated herein by reference to the information contained under the captions Proposal I - Election of Class I Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance of the Proxy Statement.

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

The information required by this item is incorporated herein by reference to the information contained under the captions Employment and Other Agreements and Potential Payments Upon Termination or Change in Control, Proposal I - Election of Class I Directors, Corporate Governance and Certain Relationships and Related Transactions of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required to be disclosed by this item is incorporated herein by reference to the information contained under the captions Principal Accounting Fees and Services and Pre-Approval Policies and Procedures of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K	52

(2)	Financial Statement Schedule for the Years Ended June 30, 2017, 2016 and 2015: Schedule II-Valuation and Qualifying Accounts	102

	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)	Exhibits:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	000-25259	3.1	1/18/2013

3.2	Amended and Restated By-Laws of the Registrant, as amended.	10-K	000-25259	3.2	9/12/2007

4.1	Specimen Certificate for Shares of Common Stock.	S-1	333-67309	4.1	1/7/1999

4.2	Warrant dated September 14, 2009 issued by the Registrant to Bank of America, N.A.	10-Q	000-25259	4.1	11/9/2009

4.3	Registration Rights Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	4.2	11/9/2009

10.1	Sublease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.35	9/28/2000

10.2	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.52	9/30/2002

10.3	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.	10-Q	000-25259	10.1	11/13/2001

10.4	Third Amendment to Sublease, effective as of June 30, 2010, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.45	9/10/2010

10.5	Fourth Amendment to Sublease, effective as of April 1, 2012, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.7	8/27/2012

10.6	Fifth Amendment to Sublease, effective as of March 12, 2014, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.8	8/28/2014

10.7	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/14/2002

10.8	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.5	2/14/2002

10.9†	Services Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	1/14/2010

10.10	First Amendment to Services Agreement dated September 29, 2010 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.19	9/9/2011

10.11†	Second Amendment to Services Agreement dated September 27, 2010 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.2	9/9/2011

10.12†	Third Amendment to Services Agreement dated February 1, 2011 between the Registrant and Bank of America, N.A.	10-K	000-25259	10.21	9/9/2011

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.13†	Fourth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	11/8/2011

10.14†	Fifth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	2/7/2012

10.15†	Sixth Amendment to Services Agreement dated September 15, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.2	2/7/2012

10.16†	Seventh Amendment to Services Agreement dated October 25, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.3	2/7/2012

10.17†	Eighth Amendment to Services Agreement dated January 5, 2012 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.1	5/10/2012

10.18†	Ninth Amendment to Services Agreement dated January 13, 2012 between the Registrant and Bank of America, N.A.	10-Q	000-25259	10.2	5/10/2012

10.19	Credit Agreement dated as of December 9, 2016 among the Registrant; the domestic subsidiaries of the Registrant identified therein from time to time party thereto as guarantors; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and the Lenders identified therein from time to time party thereto.	8-K	000-25259	10.1	12/14/2016

10.20#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.	S-1	333-67309	10.3	11/13/1998

10.21#	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan.	10-Q	000-25259	10.1	2/9/2006

10.22#	2009 Stock Incentive Plan, as amended.	8-K	000-25259	99.2	11/22/2016

10.23#	Form of Restricted Stock Agreement for UK Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.1	5/7/2010

10.24#	Form of Restricted Stock Agreement for Robert A. Eberle under 2009 Stock Incentive Plan.	10-Q	000-25259	10.2	5/7/2010

10.25#	Form of Restricted Stock Agreement for US Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.3	5/7/2010

10.26#	Form of Stock Option Agreement for US Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.5	5/7/2010

10.27#	Form of Stock Option Agreement for UK Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.6	5/7/2010

10.28#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.	10-K	000-25259	10.16	9/14/2004

10.29#	Amended and Restated 2000 Employee Stock Purchase Plan.	8-K	000-25259	99.2	11/19/2010

10.30#	Form of Restricted Stock Agreement for Non-Employee Directors under 2009 Stock Incentive Plan.	10-Q	000-25259	10.4	5/7/2010

10.31	Form of Indemnification Letter dated as of September 21, 2000.	10-Q	000-25259	10.1	11/14/2000

10.32#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Joseph L. Mullen.	10-Q	000-25259	10.1	2/12/2003

10.33#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.2	2/12/2003

10.34#	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amendment and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002.	10-Q	000-25259	10.1	11/8/2005

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.35#	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amendment and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002.	10-Q	000-25259	10.2	11/8/2005

10.36#	Letter Agreement dated as of November 16, 2006 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.4	2/8/2007

10.37#	Letter Agreement dated November 18, 2010 with Joseph L. Mullen.	10-Q	000-25259	10.1	2/7/2011

10.38#	Amendment dated November 17, 2016 to Letter Agreement dated November 18, 2010 with Joseph L. Mullen.	10-Q	000-25259	10.3	2/8/2017

10.39#	Service Agreement dated November 22, 1999 between Bottomline Technologies Limited and Nigel Savory.	10-Q/A	000-25259	10.1	11/8/2010

10.40#	Deed of Variation to Service Agreement dated February 18, 2011 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	5/6/2011

10.41#	Letter Agreement dated as of December 23, 2008 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.2	2/6/2009

10.42#	Employment Agreement dated October 10, 2011 between the Registrant and Norman J. Deluca.	10-Q	000-25259	10.1	5/8/2015

10.43#	Employment Agreement dated March 31, 2015 between the Registrant and Richard D. Booth.	8-K	000-25259	10.1	5/5/2015

10.44#	Executive Retention Agreement dated as of August 5, 2016 between the Registrant and John F. Kelly.	8-K	000-25259	10.1	8/5/2016

10.45#	Form of Indemnification Agreement.	8-K	000-25259	10.1	11/24/2015

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.					X

32.1	Section 1350 Certification of Principal Executive Officer.					X

32.2	Section 1350 Certification of Principal Financial Officer.					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document .					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document .					X

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Loss for the years ended June 30, 2017, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income and Loss for the years ended June 30, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Years Ended June 30, 2017, 2016, and 2015

	Activity
Year Ended	Balance at Beginning of Year	(Charged to Revenue, Costs and Expenses)	Additions and Recoveries (1)	Deductions (2)	Balance at End of Year
	(in thousands)
June 30, 2017	$982	121	—	(180)	$923
June 30, 2016	$924	415	39	(396)	$982
June 30, 2015	$862	248	79	(265)	$924

(1)	Additions primarily represent increases to the allowance for doubtful accounts balance as a result of the impact of increases in foreign currency exchange rates.

(2)	Deductions are principally write-offs as well as the impact of decreases in foreign currency exchange rates.

Item 16.     Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (DE), INC.

Date: August 28, 2017	By:	/S/ RICHARD D. BOOTH
Richard D. Booth

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ JOSEPH L. MULLEN Joseph L. Mullen	Chairman of the Board	August 28, 2017

/S/ ROBERT A. EBERLE Robert A. Eberle	President, Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2017

/S/ RICHARD D. BOOTH Richard D. Booth	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 28, 2017

/S/ KENNETH J. D’AMATO Kenneth J. D’Amato	Director	August 28, 2017

/S/ PETER GIBSON Peter Gibson	Director	August 28, 2017

/S/ JENNIFER M. GRAY Jennifer M. Gray	Director	August 28, 2017

/S/ PAUL H. HOUGH Paul H. Hough	Director	August 28, 2017

/S/ JEFFREY C. LEATHE Jeffrey C. Leathe	Director	August 28, 2017

/S/ BENJAMIN E. ROBINSON III Benjamin E. Robinson III	Director	August 28, 2017