Form 10-Q
period 2017-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2017-11-07
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2017 was 40,483,564.

BOTTOMLINE TECHNOLOGIES (de), INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$128,263	$124,569
Marketable securities	68	1,973
Accounts receivable net of allowances for doubtful accounts of $971 at September 30, 2017 and $923 at June 30, 2017	61,505	64,244
Prepaid expenses and other current assets	19,362	16,807

Total current assets	209,198	207,593
Property and equipment, net	26,138	26,195
Goodwill	196,975	194,700
Intangible assets, net	168,073	171,280
Other assets	17,174	17,671

Total assets	$617,558	$617,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,235	$9,013
Accrued expenses and other current liabilities	27,236	29,179
Deferred revenue	62,123	74,113
Convertible senior notes	187,281	183,682

Total current liabilities	287,875	295,987
Deferred revenue, non-current	22,122	22,047
Deferred income taxes	15,838	15,433
Other liabilities	22,522	22,016

Total liabilities	348,357	355,483
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-43,198 at September 30, 2017 and 42,797 at June 30, 2017; outstanding shares-37,915 at September 30, 2017 and 37,443 at June 30, 2017	43	43
Additional paid-in-capital	632,490	624,001
Accumulated other comprehensive loss	(31,083)	(32,325)
Treasury stock: 5,283 shares at September 30, 2017 and 5,354 shares at June 30, 2017, at cost	(111,565)	(113,071)
Accumulated deficit	(220,684)	(216,692)

Total stockholders’ equity	269,201	261,956

Total liabilities and stockholders’ equity	$617,558	$617,439

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2017	2016
Revenues:
Subscriptions and transactions	$60,714	$52,132
Software licenses	2,365	2,121
Service and maintenance	27,342	27,673
Other	875	1,158

Total revenues	91,296	83,084
Cost of revenues:
Subscriptions and transactions	27,411	23,886
Software licenses	170	128
Service and maintenance	12,232	13,285
Other	667	878

Total cost of revenues	40,480	38,177

Gross profit	50,816	44,907
Operating expenses:
Sales and marketing	19,305	18,875
Product development and engineering	13,815	12,935
General and administrative	11,829	12,704
Amortization of acquisition-related intangible assets	5,188	6,285

Total operating expenses	50,137	50,799

Income (loss) from operations	679	(5,892)
Other expense, net	(4,463)	(3,935)

Loss before income taxes	(3,784)	(9,827)
Income tax provision	457	681

Net loss	$(4,241)	$(10,508)

Basic and diluted net loss per share:	$(0.11)	$(0.28)

Shares used in computing basic and diluted net loss per share:	37,730	37,940

Other comprehensive income (loss), net of tax:
Unrealized loss on available for sale securities	—	(57)
Unrealized loss on interest rate hedging transactions	(235)	—
Minimum pension liability adjustments	104	15
Foreign currency translation adjustments	1,373	(1,057)

Other comprehensive income (loss), net of tax:	1,242	(1,099)

Comprehensive loss	$(2,999)	$(11,607)

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(4,241)	$(10,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	5,188	6,285
Stock compensation expense	8,460	8,199
Depreciation and other amortization	4,668	4,087
Deferred income tax benefit	(142)	(548)
Provision for allowances on accounts receivable	69	—
Amortization of debt issuance costs	406	296
Amortization of debt discount	3,303	3,076
Amortization of premium on investments	2	91
(Gain) loss on foreign exchange	22	(192)
Changes in operating assets and liabilities:
Accounts receivable	3,736	8,838
Prepaid expenses and other current assets	(1,896)	(1,052)
Other assets	531	127
Accounts payable	1,367	(973)
Accrued expenses	(2,750)	617
Deferred revenue	(13,120)	(10,253)
Other liabilities	151	447

Net cash provided by operating activities	5,754	8,537
Investing activities:
Acquisition of businesses, net of cash acquired	(546)	—
Purchase of available-for-sale securities	—	(7,579)
Proceeds from sales of available-for-sale securities	1,903	13,460
Capital expenditures, including capitalization of software costs	(3,715)	(9,909)

Net cash used in investing activities	(2,358)	(4,028)
Financing activities:
Repurchase of common stock	—	(3,773)
Repayment of notes payable	(2,019)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,536	1,353

Net cash used in financing activities	(483)	(2,420)
Effect of exchange rate changes on cash	781	(557)

Increase in cash and cash equivalents	3,694	1,532
Cash and cash equivalents at beginning of period	124,569	97,174

Cash and cash equivalents at end of period	$128,263	$98,706

Supplemental disclosures of non-cash financing activities:
Issuance of note payable to seller in connection with acquisition	$1,836	$—

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies (de), Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2018 (fiscal year 2018). For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 28, 2017.

Note 2—Recent Accounting Pronouncements

Recently Adopted Pronouncements

Cloud Computing Arrangements: In April 2015, the Financial Accounting Standards Board (FASB) issued an accounting standard update which provides guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license and, based on that determination, how to account for such arrangements. We adopted this standard effective July 1, 2016 on a prospective basis. The adoption of this standard did not have a material impact on our financial statements. In December 2016, the FASB issued a technical update to this standard, clarifying that any software license within the scope of this accounting standard shall be accounted for as an intangible asset by the licensee. We adopted the technical update on July 1, 2017, and reclassified software licenses from property and equipment, net to intangible assets, net in our consolidated balance sheets for all periods presented. The total amount reclassified in our June 30, 2017 consolidated balance sheet was $29.1 million.

Share-Based Compensation: In March 2016, the FASB issued an accounting standard update intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact of excess tax benefits and tax deficiencies, accounting for forfeitures, statutory tax withholding requirements and the presentation of excess tax benefits in the statement of cash flows. We adopted this standard on July 1, 2017 (the first quarter of our fiscal year 2018). Upon adoption of this standard excess tax benefits of $0.2 million were recognized as a component of our net deferred tax assets, with an offsetting cumulative effect adjustment recorded as a reduction to our accumulated deficit in our consolidated balance sheet. Please refer to Note 7 Income Taxes for additional discussion of the recognition of excess tax benefits.

We adopted the cash flow presentation of excess tax benefits retrospectively, which resulted in the reclassification of excess tax benefits associated with stock compensation of $0.04 million from financing activities to operating activities for the three months ended September 30, 2016 in our consolidated statement of cash flows.

The new standard also allows companies to make an accounting policy election to either estimate expected forfeitures or account for them as they occur, and we have elected to continue to estimate forfeitures.

Consolidation: In October 2016, the FASB issued an accounting standard update to remove the requirement that a single decision maker consider, in its assessment of primary beneficiary, its indirect interest held through related parties under common control to be the equivalent of a direct interest in a variable interest entity (VIE). Instead, indirect interest held through related parties under common control will be included in the primary beneficiary assessment based on proportionate basis, consistent with the indirect interest held through other parties. We adopted this standard effective July 1, 2017. The adoption of this standard did not have an impact on our financial statements.

Accounting Pronouncements to be Adopted

Revenue Recognition: In May 2014, the FASB issued an accounting standard update which provides for new revenue recognition guidance, superseding nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require significantly more judgment and estimation within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. The new standard is also expected to significantly increase the financial statement disclosure related to revenue recognition. This standard is currently effective for us on July 1, 2018 (the first quarter of our fiscal year ending June 30, 2019) using one of two methods of adoption, subject to the election of certain practical expedients: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) modified retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures.

We are continuing to evaluate the expected impact of this standard on our consolidated financial statements and currently plan to adopt the standard using the modified retrospective method. While our assessment of the impact of this standard is not complete, we currently believe that the most significant impact will be in certain areas:

•	Under the new standard, vendor specific objective evidence (VSOE) will no longer be required to determine the fair value of elements in a software arrangement. As a result, the absence of VSOE in certain software arrangements will no longer result in strict revenue deferral. Absent a change in how we license our products, we believe that this will result in greater up-front recognition of software revenue for certain of our license arrangements.

•	Under the new standard, certain expenses we incur will require deferral and recognition over the period in which revenue is recognized, subject to certain exceptions. We believe that this will result in the deferral of certain fulfillment costs associated with our SaaS offerings which would then be recognized as expense over a multi-year period; such costs are expensed directly as incurred today.

•	Under the new standard, costs to obtain a contract, including sales commissions, will be capitalized and amortized on a basis that is consistent with the transfer of goods and services to its customer. We anticipate that this will result in the deferral of certain commission related costs that, today, are expensed as incurred.

•	Significantly enhanced financial statement disclosures related to revenue, including information related to the allocation of transaction price across undelivered performance obligations, will be required.

However, we are unable to quantify the impact of these outcomes at this time, nor can we ensure that our continuing analysis and interpretation of the standard will result in these financial reporting outcomes.

Financial Instruments—Classification and Measurement: In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available for sale as a component of other comprehensive income (OCI). Subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our fiscal year 2019) on a prospective basis. We are currently evaluating the anticipated impact of this standard on our financial statements. We have certain cost method investments of $7.7 million at September 30, 2017, and to the extent that there are observable price changes following the date of adoption, the accounting for these investments could be affected.

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

Financial Instruments—Credit Losses: In June 2016, the FASB issued an accounting standard update that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments including trade receivables. The estimate of expected credit losses will require entities to incorporate historical information, current information and reasonable and supportable forecasts. This standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This standard is effective for us on July 1, 2020 (the first quarter of our fiscal year 2021) with early application permitted. We are currently evaluating the anticipated impact of this standard on our financial statements.

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

Goodwill Impairment: In January 2017, the FASB issued an accounting standard update to simplify the test for goodwill impairment which removes step 2 from the goodwill impairment test. Under the revised standard, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for us on July 1, 2020 (the first quarter of our fiscal year 2021) on a prospective basis, with early adoption permitted for periods beginning on or after January 1, 2017. We are currently evaluating the impact of this standard on our financial statements and the timing of adoption.

Defined Benefit Plan Expenses: In March 2017, the FASB issued an accounting standard update that changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components of net periodic defined benefit cost). Under the revised standard, the operating expense component will be reported with similar compensation costs, while the non-operating components will be reported in Other Income and Expense. In addition, only the service cost component is eligible for capitalization as part of an asset such as property, plant and equipment. This standard is effective for us on July 1, 2018 (the first quarter of our fiscal year 2019). We do not currently believe that the adoption of this standard will have a material impact on our financial statements.

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

At September 30, 2017 and June 30, 2017, our assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2017				June 30, 2017
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$36	$—	$—	$36	$593	$—	$—	$593
Available for sale securities
U.S. Corporate debt securities	$—	—	—	$—	$—	1,906	—	$1,906
Derivative interest rate swap	$—	$99	$—	$99	$—	$—	$—	$—
Liabilities
Derivative interest rate swap	$—	$334	$—	$334	$—	$—	$—	$—

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, a derivative interest rate swap as more fully described in Note 11 Derivative Instruments and our 1.5% Convertible Senior Notes maturing on December 1, 2017 (the Notes) as more fully described in Note 10 Indebtedness. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable and accounts payable fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity are recorded at amortized cost, which at September 30, 2017 and June 30, 2017, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive loss in stockholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•	The fair value of our derivative interest rate swap is based on the present value of projected cash flows that will occur over the life of the instrument, after considering certain contractual terms of the arrangement.

•	The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.5 million at both September 30, 2017 and June 30, 2017, which approximated their fair value.

•	We have certain other investments accounted for at cost. The carrying value of these investments was $7.7 million at both September 30, 2017 and June 30, 2017 and are reported as a component of our other assets. These investments are recorded at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, we use all available financial information including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value may not be estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment and to do so would be impractical, and as a result, we have not estimated the fair value of these investments.

•	The Notes were recorded at $133.3 million upon issuance, which reflected their principal value less the fair value of the embedded conversion option (Conversion Feature). The carrying value (net of debt issuance costs) of the Notes, $187.3 million at September 30, 2017, will be accreted over the remaining term to maturity to their principal value of $189.8 million. The fair value of the Notes (inclusive of the Conversion Feature) was approximately $202.8 million as of September 30, 2017. We estimated the fair value of the Notes by reference to quoted market prices (Level 1); however, the Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Notes could be retired or transferred.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of September 30, 2017 and June 30, 2017.

	September 30, 2017			June 30, 2017
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	$68	$—	$68	$67	$1,906	$1,973

Total marketable securities	$68	$—	$68	$67	$1,906	$1,973

Note 4—Acquisitions and Other Investments

Decillion

On August 14, 2017, we acquired Singapore-based Decillion Group (Decillion) for total consideration of 6.2 million Singapore Dollars (approximately $4.6 million based on the exchange rate in effect at the acquisition date), consisting of cash of $2.8 million and a note payable of $1.8 million. The note is payable in equal installments over ten quarters starting during the three months ended September 30, 2017. Decillion is one of the leading financial messaging solution providers in the Asia Pacific region. Headquartered in Singapore, Decillion has offices in Australia, China, Indonesia, Malaysia and Thailand and they operate a SWIFT service bureau which connects more than 130 financial institutions and corporations to the SWIFT community. This acquisition expands the depth and breadth of our financial messaging solutions, particularly in the Asia Pacific region.

In the allocation of the purchase price, which is preliminary at September 30, 2017, we recorded $1.4 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to anticipated future benefits arising from the acquisition. Identifiable intangible assets of $2.4 million, consisting of customer related intangible assets, are being amortized over their estimated useful life of twelve years. Decillion’s operating results have been included in our Cloud Solutions segment from the date of the acquisition forward and did not have a material impact on our revenue or earnings.

Acquisition expenses of approximately $0.4 million were expensed during the three months ended September 30, 2017 related to the Decillion acquisition, principally as a component of general and administrative expense.

Other Investments

In December 2015, we made a $3.5 million investment in preferred stock of a privately held, early-stage technology company. We have the ability to exercise significant influence over this company; however, we have no ability to exercise control. Investments in common stock or in-substance common stock, through which an investor has the ability to exercise significant influence over the operating or financial policies of the investee, are accounted for under the equity method of accounting. In-substance common stock is an investment that has risk and reward characteristics that are substantially similar to an entity’s common stock. The preferred stock underlying our investment is not in-substance common stock as its terms include a substantive liquidation preference not available to common stockholders. Accordingly, we account for this investment under the cost method of accounting, subject to periodic review for impairment. Impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. Our maximum investment exposure, which is determined based on the cost of our investment, was $3.5 million as of September 30, 2017 and is located within other assets on our consolidated balance sheet. There were no indicators of impairment identified as of September 30, 2017.

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

Note 5—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2017	2016
	(in thousands, except per share amounts)
Numerator—basic and diluted:
Net loss	$(4,241)	$(10,508)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	37,730	37,940

Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.28)

For the three months ended September 30, 2017 and 2016, approximately 2.8 million and 3.3 million shares, respectively, of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

As more fully discussed in Note 10 Indebtedness we issued the Notes in December 2012. We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. We have also issued warrants for up to 6.3 million shares of our common stock at an exercise price of $40.04 per share. For the three months ended September 30, 2017, shares potentially issuable upon conversion or maturity of the Notes or upon exercise of the warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

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

Payments and Transactional Documents. Our Payments and Transactional Documents segment is a supplier of software products that provide a range of financial business process management solutions, including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. Revenue associated with the aforementioned products and services is typically recorded upon delivery. However, if we license products on a subscription basis, revenue is typically recorded ratably over the subscription period or the expected life of the customer relationship.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes certain items as presented in our reconciliation of the measure of total segment profit to GAAP loss before income taxes that follows. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

Segment information for the three months ended September 30, 2017 and 2016 according to the segment descriptions above, is as follows:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Segment revenue:
Cloud Solutions (1)	$42,444	$35,557
Digital Banking	21,321	18,186
Payments and Transactional Documents	23,049	24,846
Other	4,482	4,495

Total segment revenue	$91,296	$83,084

Segment measure of profit (loss):
Cloud Solutions	$9,384	$5,453
Digital Banking	2,161	25
Payments and Transactional Documents	6,360	7,576
Other	(484)	(445)

Total measure of segment profit	$17,421	$12,609

(1)	Revenues from our legal spend management solutions were $15.5 million and $13.0 million for the three months ended September 30, 2017 and 2016, respectively. Revenues from our settlement network solutions were $27.0 million and $22.6 million for the three months ended September 30, 2017 and 2016, respectively.

A reconciliation of the measure of total segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Total measure of segment profit	$17,421	$12,609
Less:
Amortization of acquisition-related intangible assets	(5,188)	(6,285)
Stock-based compensation expense	(8,460)	(8,199)
Acquisition and integration related expenses	(992)	(1,249)
Restructuring benefit	9	—
Minimum pension liability and related adjustments	(35)	(277)
Global ERP system implementation costs	(2,076)	(2,491)
Other expense, net	(4,463)	(3,935)

Loss before income taxes	$(3,784)	$(9,827)

The following depreciation and other amortization expense amounts are included in the measure of segment profit (loss):

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$2,443	$1,840
Digital Banking	1,492	1,370
Payments and Transactional Documents	639	805
Other	94	72

Total depreciation and other amortization expense	$4,668	$4,087

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

	Three Months Ended September 30,
	2017	2016
	(in thousands)
North America	$57,570	$50,522
United Kingdom	20,071	20,831
Continental Europe	10,411	9,352
Asia-Pacific and Middle East	3,244	2,379

Total revenues from unaffiliated customers	$91,296	$83,084

Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At September 30,	At June 30,
	2017	2017
	(in thousands)
Long-lived assets:
North America	$34,665	$35,569
United Kingdom	5,193	5,188
Continental Europe	1,114	1,208
Asia-Pacific and Middle East	2,332	1,901

Total long-lived assets	$43,304	$43,866

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

We recorded income tax expense of $0.5 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively. The income tax expense for the three months ended September 30, 2017 was principally due to tax expense associated with our U.S. and UK operations, offset in part by a tax benefit associated with our Swiss and Israeli operations. Tax expense associated with our U.S. operations arose primarily as a result of deferred tax expense for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax expense for the three months ended September 30, 2016 was principally due to tax expense associated with our U.S. and UK operations, offset in part by a tax benefit associated with our Swiss and Israeli operations.

We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.4 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.

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

Effective July 1, 2017, we adopted a new accounting standard intended to simplify certain aspects of accounting for share-based compensation arrangements, including the associated income tax consequences. Upon adoption, excess tax benefits associated with share-based compensation arrangements that previously were only recognized for financial reporting purposes when they actually reduced currently payable income taxes were recognized as deferred tax assets, net of any required valuation allowance. Accordingly, after adoption, we recognized the following:

(in thousands)
Increase to deferred tax assets for excess tax benefits	$17,393
Increase to deferred tax asset valuation allowance	(17,144)

Net increase to deferred tax assets	$249

This net increase to our deferred tax assets was recorded as a cumulative effect adjustment, reducing the accumulated deficit in our consolidated balance sheet.

At September 30, 2017 we had a total valuation allowance of $55.1 million against our deferred tax assets given the uncertainty of recoverability of these amounts. The increase in our valuation allowance during the quarter ended September 30, 2017 relates to the valuation allowance provided against excess tax benefits associated with share-based payment arrangements, as discussed above.

In November 2016, the Internal Revenue Service commenced an audit on our US federal tax return for the fiscal year ended June 30, 2015. We do not expect this audit to have a material impact on our financial statements.

Note 8—Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. We perform an impairment test of goodwill during the fourth quarter of each fiscal year or whenever indicators of potential impairment arise.

At September 30, 2017, the carrying value of goodwill for all of our reporting units was $197.0 million, and the carrying value of goodwill in our Intellinx reporting unit was $4.4 million, which we believe to be at a heightened risk of impairment. Please refer to Note 7. Goodwill and Other Intangible Assets to our consolidated financial statements included in Item 8 of our Annual Report in Form 10-K for the fiscal year ended June 30, 2017 for more information regarding our accumulated impairment losses and goodwill balances.

Effective July 1, 2017, we adopted an accounting standard update requiring that software be classified as an intangible asset rather than an element of property and equipment. Intangible asset information as of June 30, 2017 has been recast in the table that follows, to reflect this change.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$194,029	$(126,218)	$67,811	8.6
Core technology	130,655	(76,731)	53,924	8.6
Other intangible assets	20,502	(15,929)	4,573	6.4
Capitalized software development costs	16,913	(4,078)	12,835	4.8
Software (1)	56,427	(27,497)	28,930	4.7

Total	$418,526	$(250,453)	$168,073

Unamortized intangible assets:
Goodwill			196,975

Total intangible assets			$365,048

	As of June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$190,965	$(122,698)	$68,267	8.7
Core technology	130,572	(74,452)	56,120	8.8
Other intangible assets	20,591	(15,691)	4,900	6.6
Capitalized software development costs	16,304	(3,423)	12,881	5.0
Software (1)	54,489	(25,377)	29,112	3.5

Total	$412,921	$(241,641)	$171,280

Unamortized intangible assets:
Goodwill			194,700

Total intangible assets			$365,980

(1)	Software includes purchased software and software developed for internal use.

Estimated amortization expense for the remainder of fiscal year 2018 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2018	$15,680	$2,016	6,189
2019	18,874	2,687	7,202
2020	16,777	2,687	5,723
2021	15,199	2,687	3,377
2022	13,240	2,687	2,157
2023 and thereafter	46,538	—	3,121

Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Cloud Solutions	Digital Banking	Payments and Transactional Documents	Other	Total
	(in thousands)
Balance at June 30, 2017 (1)	$90,069	$35,880	$60,557	$8,194	$194,700
Goodwill acquired during the period	1,421	—	—	—	1,421
Impact of foreign currency translation	244	—	610	—	854

Balance at September 30, 2017 (1)	$91,734	$35,880	$61,167	$8,194	$196,975

(1)	Other goodwill balance is net of $7.5 million accumulated impairment losses.

There can be no assurance that there will not be impairment charges in future periods as a result of future impairment reviews. To the extent that future impairment charges occur it would likely have a material impact on our financial results.

Note 9—Commitments and Contingencies

Legal Matters

In May 2017, we received notification from a customer alleging a warranty claim associated with software we licensed to them in September 2013. Their claim seeks recovery of $1.269 million in software, professional services and support fees, inclusive of related sales tax. On September 22, 2017, the customer commenced arbitration proceedings in connection with the claim. No date for the arbitration has been set. We believe the claim is without merit and intend to vigorously defend ourselves. At September 30, 2017 we had not accrued for any losses associated with this matter as we do not believe a loss is probable.

We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.

Note 10—Indebtedness

Credit Agreement

On December 9, 2016, we (as borrower) and certain of our existing and future domestic material restricted subsidiaries (the Guarantors) entered into a credit agreement (the Credit Agreement) with Bank of America, N.A. and certain other lenders (the Lenders) that provides for a five-year revolving credit facility in the amount of up to $300 million (the Credit Facility). We intend to finance the repayment of the principal balance of the Notes through a combination of cash on hand and with borrowings under the Credit Facility.

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

As of September 30, 2017, we were in compliance with the covenants associated with the Credit Facility.

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

Holders were able to convert their Notes at their option, prior to the close of business on the business day immediately preceding June 1, 2017, in multiples of $1,000 principal amount, only under the following circumstances:

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

Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the Indenture or failure to file required Securities and Exchange Commission documents and reports. When applicable, the contingent interest payable per $1,000 principal amount is 0.25% per annum over the applicable term as provided under the Indenture. The contingent interest features of the Notes are embedded derivative instruments. The estimated fair value of the contingent interest features of the Notes was zero at issuance and at September 30, 2017, as the likelihood of any liability being incurred under these provisions was deemed remote and, to the extent occurring, the time period during which a contingent interest charge would apply is projected to be short.

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

The net carrying amount of the Notes at September 30, 2017 was as follows:

(in thousands)
Principal amount	$189,750
Unamortized discount	(2,272)
Unamortized debt issuance costs	(197)

Net carrying value	$187,281

We incurred certain third party costs in connection with our issuance of the Notes, principally related to underwriting and legal fees, which are being amortized to interest expense ratably over the five-year term of the Notes.

The following table sets forth total interest expense related to the Notes:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Contractual interest expense (cash)	$712	$712
Amortization of debt discount (non-cash)	3,303	3,076
Amortization of debt issue costs (non-cash)	296	296

	$4,311	$4,084

Effective interest rate of the liability component	8.46%	7.99%

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

Note Payable

We financed a portion of the Decillion purchase price by entering into a note payable for 2.5 million Singapore Dollars (approximately $1.8 million based on the exchange rate in effect at the acquisition date). The note is payable in equal installments over ten quarters starting during the three months ended September 30, 2017. Please refer to Note 4 Acquisitions and Other Investments for additional discussion of our Decillion acquisition.

Note 11—Derivative Instruments

Note Hedges, Conversion Feature and Warrants

Our derivative instruments related to the Notes for the quarter ended September 30, 2017 consisted of the Note Hedges, Conversion Feature and Warrants as discussed in Note 10 Indebtedness. As of September 30, 2017, each of these instruments continued to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required, for the remaining term of the Notes, to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements, we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Cash Flow Hedges

Interest Rate Swap

On July 10, 2017, we entered into an interest rate swap agreement to hedge our exposure to interest rate risk. The agreement has a notional value of $100.0 million, is effective as of December 1, 2017 and expires on December 1, 2021. The notional amount of the swap will match the corresponding principal amount of the borrowings under the Credit Agreement with the Lenders. During the term of the agreement, we have a fixed interest rate of 1.9275 percent on the notional amount and Citizens Bank, National Association, as counterparty to the agreement, will pay us interest at a floating rate based on the 1 month USD-LIBOR-BBA swap rate on the notional amount. Interest payments are made quarterly on a net settlement basis.

We designated the interest rate swap as a hedging instrument and it qualified for hedge accounting upon inception and at September 30, 2017. To continue to qualify for hedge accounting, the instrument must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Agreement. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument will be recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings will be recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.

The fair values of the gross asset and gross liability of our interest rate swap and their respective locations in our consolidated balance sheet at September 30, 2017 were as follows:

Description	Balance Sheet Location	September 30, 2017
		(in thousands)
Derivative interest rate swap
Derivative asset	Other assets	$99
Derivative liability	Accrued expenses and other current liabilities	$334

The following table presents the effect of the derivative interest rate swap in our consolidated statement of comprehensive loss for the three months ended September 30, 2017.

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Loss (Effective Portion)
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Derivative interest rate swap	$(235)	$—	$—	$—

During the three months ended September 30, 2017, we concluded that no portion of the hedge was ineffective.

As of September 30, 2017, there was $0.2 million of unrealized loss in accumulated other comprehensive loss. We expect to reclassify approximately $0.2 million of unrealized loss from accumulated other comprehensive loss to earnings over the next twelve months.

Note 12—Postretirement and Other Employee Benefits

Defined Benefit Pension Plan

We sponsor a retirement plan for our Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under U.S. GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan included the following components:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Components of net periodic cost
Service cost	$640	$750
Interest cost	89	32
Prior service credit	(23)	(23)
Net actuarial loss	55	165
Expected return on plan assets	(301)	(224)

Net periodic cost	$460	$700

Note 13—Subsequent Events

On October 4, 2017, we acquired First Capital Cashflow Ltd. (FCC) for 10.5 million British Pound Sterling (approximately $13.9 million based on the exchange rate in effect at the acquisition date) in cash and 42,080 shares of our common stock. The common stock is subject to a vesting schedule tied to continued employment; as such we will record share-based payment expense over the underlying stock vesting period of five years. FCC is headquartered and operates in the United Kingdom and is a leading provider of transaction settlement solutions. The acquisition is expected to strengthen our payment solution capabilities and further enhance our ability to provide secure, scalable technology solutions that enable customers to adapt to and leverage changes in the business payments environment. FCC’s operating results will be included in the Payments and Transactional Documents segment from the date of the acquisition forward.

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

Financial Highlights

For the three months ended September 30, 2017, our revenue increased to $91.3 million from $83.1 million in the same period of the prior fiscal year. This revenue increase was attributable to revenue increases in our Cloud Solutions segment of $6.9 million and Digital Banking segment of $3.1 million, offset in part by decreased revenue in our Payments and Transactional Documents segment of $1.8 million. Increased revenue from our legal spend management and settlement network solutions accounted for the revenue increase in our Cloud Solutions segment. The Digital Banking segment’s revenue increase was primarily due to increased subscription and transaction revenue from our cloud based solutions and increases in services revenue. The revenue decrease in our Payments and Transactional Documents segment was related to lower European software license revenue and service and maintenance revenue in our payment and document automation products.

We incurred a net loss of $4.2 million in the three months ended September 30, 2017 compared to a net loss of $10.5 million in the same period of the prior fiscal year. Our net loss for the three months ended September 30, 2017 was reduced by the impact of increased gross margins of $5.9 million and decreased operating expenses of $0.7 million. The increase in gross margins was primarily driven by increases in revenue in our Cloud Solutions and Digital Banking segments. The decrease in our operating expenses was due primarily to a decrease in amortization of acquisition-related intangible assets of $1.1 million and decreased global enterprise resource planning (ERP) implementation costs of $0.4 million, partially offset by an increase in product development and engineering costs of $0.9 million.

In the three months ended September 30, 2017, we derived approximately 37% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region. The impact of foreign currency exchange rates on our operating results for the three months ended September 30, 2017 as compared to the same period in the prior fiscal year was not material to our consolidated operating results.

We expect future revenue growth to be driven primarily by our digital banking, legal spend management and settlement network solutions.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2017 related to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired deferred revenue and income taxes. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on August 28, 2017.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, please refer to Note 2 Recent Accounting Pronouncements to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

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

The following tables represent our segment revenues and our segment measure of profit (loss):

	Three Months Ended September 30,
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$42,444	$35,557	$6,887	19.4%
Digital Banking	21,321	18,186	3,135	17.2%
Payments and Transactional Documents	23,049	24,846	(1,797)	(7.2)%
Other	4,482	4,495	(13)	(0.3)%

Total revenues	$91,296	$83,084	$8,212	9.9%

Segment measure of profit (loss):
Cloud Solutions	$9,384	$5,453	$3,931	72.1%
Digital Banking	2,161	25	2,136	8,544.0%
Payments and Transactional Documents	6,360	7,576	(1,216)	(16.1)%
Other	(484)	(445)	(39)	(8.8)%

Total measure of segment profit	$17,421	$12,609	$4,812	38.2%

A reconciliation of the measure of total segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Total measure of segment profit	$17,421	$12,609
Less:
Amortization of acquisition-related intangible assets	(5,188)	(6,285)
Stock-based compensation expense	(8,460)	(8,199)
Acquisition and integration related expenses	(992)	(1,249)
Restructuring benefit	9	—
Minimum pension liability and related adjustments	(35)	(277)
Global ERP system implementation costs	(2,076)	(2,491)
Other expense, net	(4,463)	(3,935)

Loss before income taxes	$(3,784)	$(9,827)

Cloud Solutions

Revenues from our Cloud Solutions segment increased $6.9 million for the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, due primarily to increased revenue of $2.5 million from our legal spend management solutions and $4.4 million from our settlement network solutions. Segment profit increased $3.9 million for the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $2.0 million and increased operating expenses of $1.0 million primarily related to increased product development and engineering costs. We expect revenue and profit for the Cloud Solutions segment to increase in fiscal year 2018 as compared to the prior fiscal year, as a result of increased revenue from our legal spend management solutions and settlement network solutions.

Digital Banking

Revenues from our Digital Banking segment increased $3.1 million for the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, due primarily to increased services revenue of $1.4 million, subscriptions and transactions revenue of $1.1 million and software license revenue of $0.6 million. Segment profit increased $2.1 million for the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above and reduced sales and marketing expenses of $0.2 million, partially offset by increased cost of revenues of $1.3 million. We expect revenue for the Digital Banking segment to increase, and profit for the Digital Banking segment to remain relatively consistent, in fiscal year 2018 as compared to the prior fiscal year, as a result of our continued deployment of our newer digital banking solutions.

Payments and Transactional Documents

Revenues from our Payments and Transactional Documents segment decreased $1.8 million for the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, due primarily to decreased service and maintenance revenue of $1.5 million and decreased software license revenue of $0.7 million, partially offset by increased subscriptions and transactions revenue of $0.7 million. The segment profit decrease of $1.2 million for the three months ended September 30, 2017, as compared to the same period in the prior fiscal year, was primarily attributable to the revenue decrease described above, partially offset by decreased cost of revenues of $0.9 million. We expect revenue and profit for the Payments and Transactional Documents segment to increase in fiscal year 2018 as compared to the prior fiscal year, as a result of increased sales of our payment and document automation solutions.

Other

Revenues and profit from our Other segment remained relatively consistent for the three months ended September 30, 2017 as compared to the same period in the prior fiscal year. We expect Other segment revenue to increase, and profit to increase slightly, in fiscal year 2018 as compared to the prior fiscal year, principally as the result of increased sales of our cyber fraud and risk management products.

Revenues by category

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions and transactions	$60,714	$52,132	$8,582	16.5%
Software licenses	2,365	2,121	244	11.5%
Service and maintenance	27,342	27,673	(331)	(1.2)%
Other	875	1,158	(283)	(24.4)%

Total revenues	$91,296	$83,084	$8,212	9.9%

As % of total revenues:
Subscriptions and transactions	66.5%	62.7%
Software licenses	2.6%	2.6%
Service and maintenance	29.9%	33.3%
Other	1.0%	1.4%

Total revenues	100.0%	100.0%

Subscriptions and Transactions

Revenues from subscriptions and transactions increased $8.6 million for the three months ended September 30, 2017 as compared to the same period in the prior fiscal year. The overall revenue increase was due principally to increases in revenue from our Cloud Solutions segment and Digital Banking segment of $6.7 million and $1.1 million, respectively. We expect subscriptions and transactions revenues to increase in fiscal year 2018 as compared to the prior fiscal year, primarily as a result of the revenue contribution from our legal spend management solutions and settlement network solutions and revenue increases in our Digital Banking segment.

Software Licenses

Revenues from software licenses increased $0.2 million for the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, primarily as a result of increased revenue from our Digital Banking segment and Other segment of $0.6 million and $0.3 million, respectively, offset by decreased revenue from our European payments and transactional documents solutions of $0.9 million. We expect software license revenues to increase slightly in fiscal year 2018 as compared to the prior fiscal year.

Service and Maintenance

Revenues from service and maintenance decreased $0.3 million for the three months ended September 30, 2017 as compared to the same period in the prior fiscal year. The overall revenue decrease was primarily the result of decreased revenue from our European payments and transactional documents solutions of $1.5 million, partially offset by increased revenue from our Digital Banking segment of $1.4 million. We expect that service and maintenance revenues will decrease slightly in fiscal year 2018 as compared to the prior fiscal year.

Other

Our other revenues consist principally of equipment and supplies sales which remained minor components of our overall revenue. We expect that other revenues will decrease slightly in fiscal year 2018 as compared to the prior fiscal year.

Cost of revenues by category

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions and transactions	$27,411	$23,886	$3,525	14.8%
Software licenses	170	128	42	32.8%
Service and maintenance	12,232	13,285	(1,053)	(7.9)%
Other	667	878	(211)	(24.0)%

Total cost of revenues	$40,480	$38,177	$2,303	6.0%

Gross Profit ($)	$50,816	$44,907	$5,909	13.2%
Gross Profit (%)	55.7%	54.1%
As % of total revenues:
Subscriptions and transactions	30.0%	28.7%
Software licenses	0.2%	0.1%
Service and maintenance	13.4%	16.0%
Other	0.7%	1.1%

Total cost of revenues	44.3%	45.9%

Subscriptions and Transactions

Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs remained relatively consistent at 45% of subscription and transactions revenues in the three months ended September 30, 2017 compared to 46% of subscriptions and transactions revenues in the three months ended September 30, 2016. We expect that subscriptions and transactions costs as a percentage of subscriptions and transactions revenues will remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year.

Software Licenses

Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained relatively consistent at 7% of software license revenues in the three months ended September 30, 2017 as compared to 6% of software license revenues in the three months ended September 30, 2016. We expect that software license costs as a percentage of software license revenues will remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year.

Service and Maintenance

Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 45% of service and maintenance revenues in the three months ended September 30, 2017 as compared to 48% of service and maintenance revenues in the three months ended September 30, 2016. The decrease in service and maintenance costs as a percent of service and maintenance revenues was driven principally by gross margin improvement in our Digital Banking segment. We expect that service and maintenance costs as a percentage of service and maintenance revenues will remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year.

Other

Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business. We expect that other costs as a percentage of other revenues will remain consistent in fiscal year 2018 as compared to the prior fiscal year.

Operating Expenses

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$19,305	$18,875	$430	2.3%
Product development and engineering	13,815	12,935	880	6.8%
General and administrative	11,829	12,704	(875)	(6.9)%
Amortization of acquisition-related intangible assets	5,188	6,285	(1,097)	(17.5)%

Total operating expenses	$50,137	$50,799	$(662)	(1.3)%

As % of total revenues:
Sales and marketing	21.1%	22.7%
Product development and engineering	15.1%	15.6%
General and administrative	13.0%	15.3%
Amortization of intangible assets	5.7%	7.5%

Total operating expenses	54.9%	61.1%

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, due primarily to an increase in employee related costs of $0.3 million. We expect sales and marketing expenses as a percentage of total revenue will remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year.

Product Development and Engineering

Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 increased principally as a result of an increase in headcount related costs. We expect product development and engineering expenses as a percentage of total revenues will remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, due primarily to a decrease in costs associated with our global internal system implementations of $0.4 million and a decrease in acquisition and integration related expenses of $0.4 million. We expect general and administrative expenses as a percentage of total revenues will decrease slightly in fiscal year 2018 as compared to the prior fiscal year, primarily as a result of decreased global internal system implementation costs.

Amortization of Intangible Assets

We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 occurred as a result of amortization rates decreasing over the underlying asset lives. We expect that total amortization expense for acquired intangible assets for the remainder of fiscal year 2018 will be approximately $15.7 million.

Other Expense, Net

	Three Months Ended September 30,
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$54	$154	$(100)	(64.9)%
Interest expense	(4,589)	(4,040)	(549)	(13.6)%
Other expense, net	72	(49)	121	246.9%

Other expense, net	$(4,463)	$(3,935)	$(528)	(13.4)%

Other expense, net increased $0.5 million for the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, primarily due to increases in the amortization of debt discount costs.

Provision for Income Taxes

We recorded an income tax provision of $0.5 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively. Please refer to Note 7 Income Taxes to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details regarding this matter.

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

In addition to our operating cash requirements, we will require cash to pay interest on the Notes and to make principal payments on the Notes at maturity or upon conversion. We are permitted to settle any conversion obligation under the Notes in excess of the principal balance in either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. We believe that the cash generated from our operations and the cash and cash equivalents we have on hand, together with available funds under the credit agreement we entered in December 2016, will be sufficient to meet our future cash obligations. If our existing cash resources along with cash generated from operations is insufficient to satisfy our funding requirements, we may need to sell additional equity or debt securities or seek other financing arrangements.

On December 9, 2016, we (as borrower) and certain of our domestic subsidiaries (as guarantors) entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provides for a five-year revolving credit facility in the amount of up to $300 million (the Credit Facility). We currently intend to finance the repayment of the principal balance of the Notes through a combination of cash on hand and with borrowings of approximately $150 million under the Credit Facility. Please refer to Note 10 Indebtedness to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details regarding this matter.

As of September 30, 2017, we were in compliance with the covenants associated with the Credit Facility.

One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the three months ended September 30, 2017 and 2016 are summarized in the tables below:

	September 30,	June 30,
	2017	2017
	(in thousands)
Cash and cash equivalents	$128,263	$124,569
Marketable securities	68	1,973
Convertible senior notes (1)	187,281	183,682

(1)	The Notes are shown on our Consolidated Balance Sheets at their carrying value, which represents the principal balance of $189.8 million less unamortized discount and debt issuance costs.

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$5,754	$8,537
Cash used in investing activities	(2,358)	(4,028)
Cash used in financing activities	(483)	(2,420)
Effect of exchange rates on cash	781	(557)

Cash, cash equivalents and marketable securities. At September 30, 2017, our cash and cash equivalents of $128.3 million consisted primarily of cash deposits held at major banks and money market funds. The $3.7 million increase in cash and cash equivalents at September 30, 2017 from June 30, 2017 was primarily due to cash provided by operating activities of $5.8 million, proceeds from the sale of available-for-sale securities of $1.9 million and proceeds from the exercise of employee stock options and the sale of shares of common stock under our employee stock purchase plan of $1.5 million, partially offset by $3.7 million used for capital expenditures, including capitalization of software costs and cash used for the repayment of notes payable of $2.0 million.

Cash, cash equivalents and marketable securities included approximately $56.3 million held by our foreign subsidiaries as of September 30, 2017. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, the amounts would generally become subject to tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Increases primarily in the foreign currency exchange rates of the British Pound and Euro to the U.S. Dollar increased our overall cash balances by approximately $0.8 million for the three months ended September 30, 2017. Further changes in the foreign currency exchange rates of these and other currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation expense, deferred income tax benefits or expenses, and impairment charges; and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations decreased by $2.8 million in the three months ended September 30, 2017 versus the same period in the prior fiscal year. The decrease was primarily related to a decrease in cash flows from accounts receivable of $5.1 million, accrued expenses of $3.4 million and deferred revenue of $2.9 million, partially offset by a decrease in our net loss of $6.3 million and an increase in cash flows from accounts payable of $2.3 million.

At September 30, 2017, we had U.S. net operating loss carryforwards of $105.3 million, which expire at various times through fiscal year 2038, Canadian net operating loss carryforwards of $0.3 million, which expire principally in fiscal year 2035, Switzerland net operating losses of $22.3 million, which expire in fiscal year 2024, and other foreign net operating loss carryforwards of $25.0 million, primarily in Europe and Israel, which have no statutory expiration date. We also have approximately $6.1 million of research and development tax credit carryforwards available, which expire at various points through fiscal year 2038. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At September 30, 2017, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $1.7 million decrease in net cash used in investing activities for the three months ended September 30, 2017 versus the same period in the prior fiscal year was primarily due to a decrease in purchases of available-for-sale securities of $7.6 million and a decrease in capital expenditures of $6.2 million, partially offset by a decrease in cash provided by proceeds from sales of available-for-sale securities of $11.6 million.

Financing Activities. Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock through employee equity incentive plans. The $1.9 million decrease in cash used in financing activities for the three months ended September 30, 2017 as compared to the same period in the prior fiscal year was due to a decrease in cash used to repurchase our common stock of $3.8 million, partially offset by repayment of notes payable of $2.0 million.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of September 30, 2017:

	Payment Due by Fiscal Year
	2018	2019-2020	2021-2022	Thereafter	Total
	(in thousands)
Convertible senior notes
Principal payment (due December 2017)	$189,750	$—	$—	$—	$189,750
Interest payments	1,423	—	—	—	1,423
Credit Facility commitment fee (1)	567	1,500	1,081	—	3,148
Note payable	552	1,105	—	—	1,657
Operating leases	4,217	9,485	6,868	6,476	27,046
Purchase commitments	5,972	5,603	52	—	11,627

Total contractual obligations	$202,481	$17,693	$8,001	$6,476	$234,651

(1)	The Credit Facility agreement includes a commitment fee, which we have included in the table above, based on the applicable interest rate as of September 30, 2017 and our unborrowed capacity of $300 million.

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.2 million, has been excluded from the table above. These amounts have been excluded because, as of September 30, 2017, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2018, which is $1.6 million based on foreign exchange rates in effect on September 30, 2017. We have not disclosed contributions for periods after fiscal year 2018, as those amounts are subject to future changes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended September 30, 2017.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including interest rate changes, foreign currency exchange rate fluctuations, and derivative instruments classification. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. On August 14, 2017, we acquired Decillion Solutions Pte Ltd. (“Decillion”), which is headquartered in Singapore and also has operations in Indonesia, Australia, China, Malaysia and Thailand. The foreign currency exchange rate risk posed in these regions is not material to our consolidated financial statements, given the limited operations in these countries.

We are a party to an interest rate swap which we designated as a hedge instrument to minimize our exposure to interest rate fluctuations under our Credit Facility.

There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 as filed with the SEC on August 28, 2017, which is incorporated herein by reference.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In the quarter ended September 30, 2017, we completed the first phase of our implementation of a company-wide enterprise resource planning (ERP) system. We have assessed and continue to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal controls over financial reporting. Where appropriate, we have made changes to our internal controls to address system changes and to help ensure that we maintained effective internal controls over financial reporting as of September 30, 2017.

With the exception of the implementation of our ERP solution, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are, from time to time, a party to legal proceedings and claims that arise in the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require disclosure in, our financial statements.

Item 1A.    Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors identified in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 before making an investment decision involving our common stock. These risk factors could materially affect our business, financial condition or results of operations and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties may also impact our business operations. There have been no material changes to the risk factors disclosed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	—	$—	—	$20,140,000
August 1, 2017 - August 31, 2017	—	—	—	20,140,000
September 1, 2017 - September 30, 2017	—	—	—	20,140,000

Total	—	$—	—

(1)	On July 8, 2016 our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $60 million. This program expires on July 8, 2018.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Presentation Linkbase Document					X

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 7, 2017	By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)