Form 10-Q
period 2017-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2018-02-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2018 was 40,680,451.

BOTTOMLINE TECHNOLOGIES (de), INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	December 31,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$64,051	$124,569
Cash and cash equivalents, held for customers	3,481	—
Marketable securities	10,004	1,973
Accounts receivable net of allowances for doubtful accounts of $973 at December 31, 2017 and $923 at June 30, 2017	78,073	64,244
Prepaid expenses and other current assets	18,556	16,807

Total current assets	174,165	207,593
Property and equipment, net	27,199	26,195
Goodwill	202,083	194,700
Intangible assets, net	173,266	171,280
Other assets	18,058	17,671

Total assets	$594,771	$617,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,268	$9,013
Accrued expenses and other current liabilities	28,411	29,179
Customer account liabilities	3,481	—
Deferred revenue	59,835	74,113
Convertible senior notes	—	183,682

Total current liabilities	101,995	295,987
Borrowings under credit facility	150,000	—
Deferred revenue, non-current	25,172	22,047
Deferred income taxes	13,452	15,433
Other liabilities	22,202	22,016

Total liabilities	312,821	355,483
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-44,075 at December 31, 2017 and 42,797 at June 30, 2017; outstanding shares-38,197 at December 31, 2017 and 37,443 at June 30, 2017	44	43
Additional paid-in-capital	660,701	624,001
Accumulated other comprehensive loss	(29,671)	(32,325)
Treasury stock: 5,878 shares at December 31, 2017 and 5,354 shares at June 30, 2017, at cost	(131,528)	(113,071)
Accumulated deficit	(217,596)	(216,692)

Total stockholders’ equity	281,950	261,956

Total liabilities and stockholders’ equity	$594,771	$617,439

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenues:
Subscriptions and transactions	$63,187	$55,644	$123,901	$107,776
Software licenses	2,620	3,492	4,985	5,613
Service and maintenance	28,433	25,920	55,775	53,593
Other	955	1,672	1,830	2,830

Total revenues	95,195	86,728	186,491	169,812
Cost of revenues:
Subscriptions and transactions	27,201	24,782	54,612	48,668
Software licenses	229	196	399	324
Service and maintenance	12,968	13,416	25,200	26,701
Other	701	1,178	1,368	2,056

Total cost of revenues	41,099	39,572	81,579	77,749

Gross profit	54,096	47,156	104,912	92,063
Operating expenses:
Sales and marketing	21,396	19,325	40,701	38,200
Product development and engineering	13,892	13,082	27,707	26,017
General and administrative	10,981	11,772	22,810	24,476
Amortization of acquisition-related intangible assets	5,702	6,090	10,890	12,375
Goodwill impairment charge	—	7,529	—	7,529

Total operating expenses	51,971	57,798	102,108	108,597

Income (loss) from operations	2,125	(10,642)	2,804	(16,534)
Other expense, net	(3,532)	(4,182)	(7,995)	(8,117)

Loss before income taxes	(1,407)	(14,824)	(5,191)	(24,651)
Income tax benefit	4,495	4,478	4,038	3,797

Net income (loss)	$3,088	$(10,346)	$(1,153)	$(20,854)

Net income (loss) per share:
Basic	$0.08	$(0.27)	$(0.03)	$(0.55)

Diluted	$0.08	$(0.27)	$(0.03)	$(0.55)

Shares used in computing net income (loss) per share:
Basic	38,087	37,769	37,908	37,854

Diluted	39,344	37,769	37,908	37,854

Other comprehensive income (loss), net of tax:
Unrealized loss on available for sale securities	(3)	(49)	(3)	(106)
Unrealized gain on interest rate hedging transactions (net of income tax provision of $248 for the three and six months ended December 31, 2017)	604	—	369	—
Minimum pension liability adjustments	38	610	142	625
Foreign currency translation adjustments	773	(8,402)	2,146	(9,459)

Other comprehensive income (loss), net of tax:	1,412	(7,841)	2,654	(8,940)

Comprehensive income (loss)	$4,500	$(18,187)	$1,501	$(29,794)

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2017	2016
Operating activities:
Net loss	$(1,153)	$(20,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	10,890	12,375
Stock compensation expense	16,540	16,855
Depreciation and other amortization	9,543	8,241
Goodwill impairment charge	—	7,529
Deferred income tax benefit	(4,745)	(5,200)
Provision for allowances on accounts receivable	75	14
Amortization of debt issuance costs	711	618
Amortization of debt discount	5,574	6,208
Amortization of premium (discount) on investments	(5)	148
Gain (loss) on disposal of equipment	(10)	36
Gain on foreign exchange	(26)	(122)
Changes in operating assets and liabilities:
Accounts receivable	(12,326)	2,519
Prepaid expenses and other current assets	(1,089)	(956)
Other assets	926	520
Accounts payable	(145)	(209)
Accrued expenses	(1,932)	305
Deferred revenue	(12,443)	(11,155)
Other liabilities	(697)	706

Net cash provided by operating activities	9,688	17,578
Investing activities:
Acquisition of businesses, net of cash acquired	(13,747)	—
Purchase of available-for-sale securities	(9,935)	(8,833)
Proceeds from sales of available-for-sale securities	1,903	28,178
Capital expenditures, including capitalization of software costs	(9,137)	(15,345)
Proceeds from disposal of property and equipment	10	—

Net cash provided by (used in) investing activities	(30,906)	4,000
Financing activities:
Repurchase of common stock	—	(14,971)
Repayment of convertible senior notes	(189,750)	—
Amounts borrowed under revolving credit facility	150,000	—
Repayment of notes payable	(2,204)	—
Debt issuance costs related to credit facility	—	(2,137)
Proceeds from exercise of stock options and employee stock purchase plan	1,705	1,412

Net cash used in financing activities	(40,249)	(15,696)
Effect of exchange rate changes on cash	949	(3,444)

Increase (decrease) in cash and cash equivalents	(60,518)	2,438
Cash and cash equivalents at beginning of period	124,569	97,174

Cash and cash equivalents at end of period	$64,051	$99,612

Supplemental disclosures of non-cash financing activities:
Issuance of note payable to seller in connection with acquisition	$1,836	$—
Issuance of common stock upon conversion of convertible senior notes	$19,736	$—
Receipt of common stock upon settlement of Note Hedges	$19,964	$—

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2017

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies (de), Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2018 (fiscal year 2018). For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 28, 2017.

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

Share-Based Compensation: In March 2016, the FASB issued an accounting standard update intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact of excess tax benefits and tax deficiencies, accounting for forfeitures, statutory tax withholding requirements and the presentation of excess tax benefits in the statement of cash flows. We adopted this standard on July 1, 2017 (the first quarter of our fiscal year 2018). Upon adoption of this standard, excess tax benefits of $0.2 million were recognized as a component of our net deferred tax assets, with an offsetting cumulative effect adjustment recorded as a reduction to our accumulated deficit in our consolidated balance sheet. Please refer to Note 7 Income Taxes for additional discussion of the recognition of excess tax benefits.

We adopted the cash flow presentation of excess tax benefits retrospectively, which resulted in the reclassification of excess tax benefits associated with stock compensation of $0.06 million from financing activities to operating activities for the six months ended December 31, 2016 in our consolidated statement of cash flows.

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

Accounting Pronouncements to be Adopted

Revenue Recognition: In May 2014, the FASB issued an accounting standard update which provides for new revenue recognition guidance, superseding nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration which the vendor expects to receive for those goods or services. The new standard is expected to require significantly more judgment and estimation within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. The new standard is also expected to significantly increase the financial statement disclosure related to revenue recognition. This standard is currently effective for us on July 1, 2018 (the first quarter of our fiscal year ending June 30, 2019) using one of two methods of adoption, subject to the election of certain practical expedients: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) modified retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures.

We are continuing to evaluate the expected impact of this standard on our consolidated financial statements and currently plan to adopt the standard using the modified retrospective method. While our assessment of the impact of this standard is not complete, we currently believe that the most significant impacts will be in certain areas:

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

However, we are unable to quantify the impact of these outcomes at this time, nor can we ensure that our continuing analysis and interpretation of the standard will result in these financial reporting outcomes or additional material impacts could be identified.

Financial Instruments—Classification and Measurement: In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available for sale as a component of other comprehensive income (OCI). Subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our fiscal year 2019) on a prospective basis. We are currently evaluating the anticipated impact of this standard on our financial statements. We have certain cost method investments of $7.7 million at December 31, 2017, and to the extent that there are observable price changes following the date of adoption, the accounting for these investments could be affected.

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

At December 31, 2017 and June 30, 2017, our assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2017				June 30, 2017
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$89	$—	$—	$89	$593	$—	$—	$593
Available for sale securities—Debt
U.S. Corporate	$—	$3,475	$—	$3,475	$—	$1,906	$—	$1,906
Government—U.S.	—	6,461	—	6,461	—	—	—	—

Total available for sale securities	$—	$9,936	$—	$9,936	$—	$1,906	$—	$1,906
Derivative interest rate swap	$—	$782	$—	$782	$—	$—	$—	$—
Liabilities
Derivative interest rate swap	$—	$165	$—	$165	$—	$—	$—	$—

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, cash and cash equivalents held for customers, marketable securities, accounts receivable, accounts payable, customer account liabilities, a derivative interest rate swap as more fully described in Note 11 Derivative Instruments and debt drawn on our Credit Facility as more fully described in Note 10 Indebtedness. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, cash and cash equivalents held for customers, accounts receivable, accounts payable and customer account liabilities fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at December 31, 2017 and June 30, 2017, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive loss in stockholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•	The fair value of our derivative interest rate swap is based on the present value of projected cash flows that will occur over the life of the instrument, after considering certain contractual terms of the arrangement.

•	The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.5 million at both December 31, 2017 and June 30, 2017, which approximated their fair value.

•	We have certain other investments accounted for at cost. The carrying value of these investments was $7.7 million at both December 31, 2017 and June 30, 2017 and are reported as a component of our other assets. These investments are recorded at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, we use all available financial information including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value may not be estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment and to do so would be impractical, and as a result, we have not estimated the fair value of these investments.

•	We have borrowings of $150 million against our Credit Facility (refer to Note 10 Indebtedness for a discussion of this credit agreement). The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at December 31, 2017, as the instrument carries a variable rate of interest and reflects current market rates.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of December 31, 2017 and June 30, 2017.

	December 31, 2017			June 30, 2017
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	$68	$9,936	$10,004	$67	$1,906	$1,973

Total marketable securities	$68	$9,936	$10,004	$67	$1,906	$1,973

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

December 31, 2017
(in thousands)
Due within 1 year	$9,936
Due in 1 year through 5 years	—

Total	$9,936

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity and view these investments as available to fund current operations. At December 31, 2017, the difference between the fair value of our available for sale securities and their amortized cost was not significant.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of December 31, 2017 and June 30, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At December 31, 2017		At June 30, 2017
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Corporate	$3,475	$(2)	$1,628	$(1)
Government—U.S.	6,461	(4)	—	—

Total	$9,936	$(6)	$1,628	$(1)

Note 4—Acquisitions and Other Investments

First Capital Cashflow Ltd.

On October 4, 2017, we acquired First Capital Cashflow Ltd. (FCC) for 10.5 million British Pound Sterling (approximately $13.9 million based on the exchange rate in effect at the acquisition date) in cash and 42,080 shares of our common stock. The shares, which were issued to the selling stockholders of FCC who became employees of Bottomline, have vesting conditions tied to continued employment; as such the shares are compensatory and we will record share-based payment expense over the underlying stock vesting period of five years. FCC is headquartered and operates in the United Kingdom and is a provider of transaction settlement solutions. The acquisition is expected to strengthen our payment solution capabilities and further enhance our ability to provide secure, scalable technology solutions that enable customers to adapt to and leverage changes in the business payments environment.

For the period ended December 31, 2017, our consolidated balance sheet reflects $3.5 million of cash and cash equivalents held for customers and a corresponding $3.5 million of customer account liabilities. Cash and cash equivalents held for customers and customer account liabilities arise as a by-product of FCC’s operations as it is customary to collect client funds and hold them for a short transient period before ultimately disbursing the amounts and settling the corresponding liability. Cash we hold on behalf of clients is segregated from our other corporate cash accounts and is not available for use by us other than to settle the corresponding client liability.

In the allocation of the purchase price, which is preliminary at December 31, 2017, we recorded $4.7 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to anticipated future benefits arising from the acquisition. Identifiable intangible assets of $10.5 million, consisting of customer related and other intangible assets, are being amortized over a weighted average estimated useful life of eleven years. FCC’s operating results are included in the Payments and Transactional Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or earnings.

Decillion

On August 14, 2017, we acquired Singapore-based Decillion Group (Decillion) for total consideration of 6.2 million Singapore Dollars (approximately $4.6 million based on the exchange rate in effect at the acquisition date), consisting of cash of $2.8 million and a note payable of $1.8 million. The note is payable in equal installments over ten quarters starting during the three months ended September 30, 2017. Decillion is a financial messaging solution provider in the Asia Pacific region. Headquartered in Singapore, Decillion has offices in Australia, China, Indonesia, Malaysia and Thailand and they operate a SWIFT service bureau which connects more than 130 financial institutions and corporations to the SWIFT community. This acquisition expands the depth and breadth of our financial messaging solutions, particularly in the Asia Pacific region.

In the allocation of the purchase price, which is preliminary at December 31, 2017, we recorded $1.4 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to anticipated future benefits arising from the acquisition. Identifiable intangible assets of $2.4 million, consisting of customer related intangible assets, are being amortized over their estimated useful life of twelve years. Decillion’s operating results have been included in our Cloud Solutions segment from the date of the acquisition forward and did not have a material impact on our revenue or earnings.

Acquisition expenses of approximately $0.8 million were expensed during the six months ended December 31, 2017 related to the Decillion and FCC acquisitions, principally as a component of general and administrative expense.

Other Investments

In December 2015, we made a $3.5 million investment in preferred stock of a privately held, early-stage technology company. We have the ability to exercise significant influence over this company; however, we have no ability to exercise control. Investments in common stock or in-substance common stock, through which an investor has the ability to exercise significant influence over the operating or financial policies of the investee, are accounted for under the equity method of accounting. In-substance common stock is an investment that has risk and reward characteristics that are substantially similar to an entity’s common stock. The preferred stock underlying our investment is not in-substance common stock as its terms include a substantive liquidation preference not available to common stockholders. Accordingly, we account for this investment under the cost method of accounting, subject to periodic review for impairment. Impairment losses, to the extent occurring, would be recorded as an operating expense in the period incurred. Our maximum investment exposure, which is determined based on the cost of our investment, was $3.5 million as of December 31, 2017 and is located within other assets on our consolidated balance sheet. There were no indicators of impairment identified as of December 31, 2017.

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

Note 5—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator—basic and diluted:
Net income (loss)	$3,088	$(10,346)	$(1,153)	$(20,854)

Denominator:
Shares used in computing basic net income (loss) per share attributable to common stockholders	38,087	37,769	37,908	37,854

Impact of dilutive securities	1,257	—	—	—

Shares used in computing diluted net income (loss) per share attributable to common stockholders	39,344	37,769	37,908	37,854

Basic net income (loss) per share attributable to common stockholders	$0.08	$(0.27)	$(0.03)	$(0.55)

Diluted net income (loss) per share attributable to common stockholders	$0.08	$(0.27)	$(0.03)	$(0.55)

For the six months ended December 31, 2017, approximately 2.8 million shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

For the three and six months ended December 31, 2016, approximately 3.0 million and 3.1 million shares, respectively, of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

Note 6—Operations by Segments and Geographic Areas

Segment Information

Operating segments are the components of our business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our operating segments are organized principally by the type of product or service offered and by geography. During the quarter ended December 31, 2017 we changed the name of one of our reportable segments to Banking Solutions from Digital Banking, and that name change is reflected in the discussion that follows.

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

Banking Solutions. Our Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. Our Banking Solution products are now sold predominantly on a subscription basis, which has the effect of contributing to recurring subscription and transaction revenue and the revenue predictability of future periods, but which also delays revenue recognition over a longer period.

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

We do not track or assign our assets by operating segment.

Segment information for the three and six months ended December 31, 2017 and 2016 according to the segment descriptions above, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Segment revenue:
Cloud Solutions (1)	$44,518	$38,032	$86,962	$73,589
Banking Solutions	20,954	19,464	42,275	37,650
Payments and Transactional Documents	25,343	24,815	48,392	49,661
Other	4,380	4,417	8,862	8,912

Total segment revenue	$95,195	$86,728	$186,491	$169,812

Segment measure of profit (loss):
Cloud Solutions	$9,650	$6,778	$19,034	$12,231
Banking Solutions	1,148	1,043	3,309	1,068
Payments and Transactional Documents	7,734	7,617	14,094	15,193
Other	(903)	(913)	(1,387)	(1,358)

Total measure of segment profit	$17,629	$14,525	$35,050	$27,134

(1)	Revenues from our legal spend management solutions were $16.1 million and $14.7 million for the three months ended December 31, 2017 and 2016, respectively. Revenues from our settlement network solutions were $28.4 million and $23.3 million for the three months ended December 31, 2017 and 2016, respectively. Revenues from our legal spend management solutions were $31.6 million and $27.7 million for the six months ended December 31, 2017 and 2016, respectively. Revenues from our settlement network solutions were $55.4 million and $45.9 million for the six months ended December 31, 2017 and 2016, respectively.

A reconciliation of the measure of total segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Total measure of segment profit	$17,629	$14,525	$35,050	$27,134
Less:
Amortization of acquisition-related intangible assets	(5,702)	(6,090)	(10,890)	(12,375)
Goodwill impairment charge	—	(7,529)	—	(7,529)
Stock-based compensation expense	(8,080)	(8,656)	(16,540)	(16,855)
Acquisition and integration-related expenses	(380)	(522)	(1,372)	(1,771)
Restructuring benefit	—	—	9	—
Minimum pension liability adjustments	(3)	(264)	(38)	(541)
Global ERP system implementation and other costs	(1,339)	(2,106)	(3,415)	(4,597)
Other expense, net	(3,532)	(4,182)	(7,995)	(8,117)

Loss before income taxes	$(1,407)	$(14,824)	$(5,191)	$(24,651)

The following depreciation and other amortization expense amounts are included in the measure of segment profit (loss):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$2,535	$1,860	$4,978	$3,700
Banking Solutions	1,537	1,436	3,029	2,806
Payments and Transactional Documents	705	749	1,344	1,554
Other	98	109	192	181

Total depreciation and other amortization expense	$4,875	$4,154	$9,543	$8,241

Geographic Information

We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here; particularly in respect of financial institution customers located in Australia for which the point of sale was North America and customers located in Africa for which the point of sale was the Middle East.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
North America	$59,036	$56,190	$116,606	$106,712
United Kingdom	22,468	19,313	42,539	40,144
Continental Europe	10,120	9,182	20,531	18,534
Asia-Pacific and Middle East	3,571	2,043	6,815	4,422

Total revenues from unaffiliated customers	$95,195	$86,728	$186,491	$169,812

Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At December 31,	At June 30,
	2017	2017
	(in thousands)
Long-lived assets:
North America	$36,211	$35,569
United Kingdom	5,767	5,188
Continental Europe	921	1,208
Asia-Pacific and Middle East	2,357	1,901

Total long-lived assets	$45,256	$43,866

Note 7—Income Taxes

The income tax expense we record in any interim period is based on our estimated effective tax rate for the fiscal year for those tax jurisdictions in which we can reliably estimate our effective tax rate. The calculation of our estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction, as well as total tax expense for the fiscal year. Accordingly, this tax rate is subject to adjustment if, in subsequent interim periods, there are changes to our initial estimates of total tax expense or pre-tax income, including the mix of income by jurisdiction. For those tax jurisdictions for which we are unable to reliably estimate an overall effective tax rate, we calculate income tax expense based upon the actual effective tax rate for the year-to-date period.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into U.S. law on December 22, 2017 and makes broad and complex changes to the U.S. tax code. This legislation contains a variety of income tax changes, including a reduction to the federal corporate income tax rate from 35% to 21%, a repeal of the corporate alternative minimum tax, a one-time transition tax on accumulated foreign earnings (if any), a move to a territorial tax system, a limitation on the tax deductibility of interest expense and an acceleration of tax deductions for qualifying capital expenditures. As discussed in more detail below, at December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act.

The Tax Act resulted in three immediate consequences to us, as follows:

•	Assessing whether we would incur any tax liability under the one-time transition tax. Under the Tax Act, un-repatriated foreign earnings post-1986 are subject to a one-time transition tax, at rates that vary depending on the composition of foreign assets. Based on our calculations and estimates to date, we do not expect to incur any transition tax liability as we believe we are in an accumulated deficit position with respect to our foreign subsidiaries. Accordingly, we have not provided for any such tax liability as of December 31, 2017.

•	Re-valuing our U.S. deferred tax balances to reflect lower income tax rates. Deferred tax assets and deferred tax liabilities are recorded based on the income tax rates expected to be in effect when book and tax basis differences reverse. We are in a net U.S. deferred tax liability position. As such, upon re-valuation to lower projected future income tax rates, we wrote down the carrying value of our net deferred tax liabilities and recognized a non-recurring income tax benefit of $3.7 million in the quarter ended December 31, 2017.

•	Recognizing the ability to recover amounts paid for alternative minimum tax. The Tax Act eliminated the alternative minimum tax calculation and provided for the ability to recover certain amounts previously paid for such tax. Based on our preliminary calculations, we expect to receive a tax refund of $0.7 million and we recognized a non-recurring income tax benefit for this amount in the quarter ended December 31, 2017.

All of our accounting calculations, estimates and financial reporting positions for consequences arising from the Tax Act are incomplete and preliminary as of December 31, 2017. In particular, we are completing our assessment of un-repatriated foreign earnings, our calculation of refundable alternative minimum tax, our permanent reinvestment assertions and our assessment of the required valuation allowance against our U.S. deferred tax assets in light of the changes under the Tax Act and the indefinite nature of net operating losses arising after January 1, 2018. Our on-going analysis could result in subsequent period adjustments to the preliminary amounts recorded to-date. In addition, our financial reporting conclusions may also be affected as we gain a more thorough understanding of the tax law. Any required future adjustment would be recorded in the subsequent period in which we determine that an adjustment is required.

We have not changed our permanent reinvestment assertions as of the period ended December 31, 2017.

We recorded an income tax benefit of $4.5 million for each of the three months ended December 31, 2017 and 2016. The income tax benefit for the three months ended December 31, 2017 includes the discrete tax benefit of $4.4 million relating to the consequences of the Tax Act as discussed above. Additionally, we recorded an income tax benefit associated with our Swiss and Israeli operations, offset in part by income tax expense principally associated with our U.S. and UK operations. Tax expense associated with our U.S. operations arose primarily as a result of deferred tax expense for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax benefit for the three months ended December 31, 2016 was due to a discrete tax benefit in Switzerland of $4.5 million related to the impairment of its investment in Intellinx Ltd. (a wholly owned subsidiary). We also recorded tax expense associated with our U.S. and UK operations, offset by a tax benefit associated with our Swiss and Israeli operations.

We recorded an income tax benefit of $4.0 million and $3.8 million for the six months ended December 31, 2017 and 2016, respectively. The income tax benefit for the six months ended December 31, 2017 includes the discrete tax benefit of $4.4 million relating to the consequences of the Tax Act as discussed above. Additionally, we recorded income tax expense principally associated with our U.S. and UK operations, offset in part by a tax benefit associated with our Swiss and Israeli operations. Tax expense associated with our U.S. operations arose primarily as a result of deferred tax expense for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax benefit for the six months ended December 31, 2016 was due to a discrete tax benefit in Switzerland of $4.5 million related to the impairment of its investment in Intellinx Ltd. We also recorded tax expense associated with our U.S. and UK operations, offset by a tax benefit associated with our Swiss and Israeli operations.

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

During the quarter ended December 31, 2017 we reduced the carrying value of our U.S. deferred tax assets (including the corresponding impact to the valuation allowance) and our U.S. deferred tax liabilities to reflect the impact of lower income tax rates under the Tax Act.

At December 31, 2017, we had a total valuation allowance of $39.8 million against our deferred tax assets given the uncertainty of recoverability of these amounts. The change in our valuation allowance during the six months ended December 31, 2017 includes the valuation allowance provided against excess tax benefits associated with share-based payment arrangements and the preliminary reduction to valuation allowance due the change in the U.S. federal corporate income tax rate, as discussed above.

In November 2016, the Internal Revenue Service commenced an audit on our U.S. federal tax return for the fiscal year ended June 30, 2015. We do not expect this audit to have a material impact on our financial statements.

Note 8—Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. We perform an impairment test of goodwill during the fourth quarter of each fiscal year or sooner, if indicators of potential impairment arise.

At December 31, 2017, the carrying value of goodwill for all of our reporting units was $202.1 million, and the carrying value of goodwill in our Intellinx reporting unit was $4.4 million, which we believe to be at a heightened risk of impairment. Please refer to Note 7. Goodwill and Other Intangible Assets to our consolidated financial statements included in Item 8 of our Annual Report in Form 10-K for the fiscal year ended June 30, 2017 for more information regarding our accumulated impairment losses and goodwill balances.

Effective July 1, 2017, we adopted an accounting standard update requiring that software be classified as an intangible asset rather than an element of property and equipment. Intangible asset information as of June 30, 2017 has been recast in the table that follows, to reflect this change.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$203,379	$(129,527)	$73,852	8.8
Core technology	130,777	(78,954)	51,823	8.5
Other intangible assets	22,098	(16,442)	5,656	5.5
Capitalized software development costs	17,693	(4,765)	12,928	4.5
Software (1)	58,501	(29,494)	29,007	4.6

Total	$432,448	$(259,182)	$173,266

Unamortized intangible assets:
Goodwill			202,083

Total intangible assets			$375,349

	As of June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$190,965	$(122,698)	$68,267	8.7
Core technology	130,572	(74,452)	56,120	8.8
Other intangible assets	20,591	(15,691)	4,900	6.6
Capitalized software development costs	16,304	(3,423)	12,881	5.0
Software (1)	54,489	(25,377)	29,112	3.5

Total	$412,921	$(241,641)	$171,280

Unamortized intangible assets:
Goodwill			194,700

Total intangible assets			$365,980

(1)	Software includes purchased software and software developed for internal use.

Estimated amortization expense for the remainder of fiscal year 2018 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2018	$11,481	$1,434	4,329
2019	20,439	2,868	7,687
2020	18,100	2,868	5,990
2021	16,358	2,869	3,740
2022	14,187	2,869	2,476
2023 and thereafter	50,766	—	3,400

Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Cloud Solutions	Banking Solutions	Payments and Transactional Documents	Other	Total
	(in thousands)
Balance at June 30, 2017 (1)	$90,069	$35,880	$60,557	$8,194	$194,700
Goodwill acquired during the period	1,377	—	4,739	—	6,116
Impact of foreign currency translation	447	—	820	—	1,267

Balance at December 31, 2017 (1)	$91,893	$35,880	$66,116	$8,194	$202,083

(1)	Other goodwill balance is net of $7.5 million accumulated impairment losses.

There can be no assurance that there will not be impairment charges in future periods as a result of future impairment reviews. To the extent that future impairment charges occur it would likely have a material impact on our financial results.

Note 9—Commitments and Contingencies

Legal Matters

In May 2017, we received notification from a customer alleging a warranty claim associated with software we licensed to them in September 2013. Their claim seeks recovery of $1.269 million in software, professional services and support fees, inclusive of related sales tax. On September 22, 2017, the customer commenced arbitration proceedings in connection with the claim and an arbitration date has been set for May 2018. We believe the claim is without merit and intend to vigorously defend ourselves. At December 31, 2017 we had not accrued for any losses associated with this matter as we do not believe a loss is probable.

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

The proceeds of the Credit Facility may be used for lawful corporate purposes of Bottomline and its subsidiaries, including acquisitions, share buybacks, capital expenditures, the repayment or refinancing of indebtedness, redemption of our 1.5% Convertible Senior Notes that matured on December 1, 2017 (the Notes) and general corporate purposes. The Credit Facility is available for the issuance of up to $20 million of letters of credit and up to $20 million of swing line loans. The Credit Facility will terminate on December 8, 2021.

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

During the three months ended December 31, 2017, we borrowed $150 million against the Credit Facility to finance the repayment of a portion of the principal balance of the Notes.

As of December 31, 2017, we were in compliance with the covenants associated with the Credit Facility.

Convertible Senior Notes

On December 1, 2017, we repaid the aggregate principal balance of $189.8 million of our convertible senior notes which were issued on December 12, 2012. We borrowed $150 million under our Credit Facility and used $39.8 million of cash on hand to fund the settlement of the Notes.

The principal balance of the Notes was required to be settled in cash. However, we were permitted at our election to settle any conversion obligation in excess of the principal portion in cash, shares of our common stock, or a combination of cash and shares of our common stock. Upon the maturity of the Notes, we elected to settle the conversion premium with shares of our common stock and, accordingly, issued approximately 0.6 million shares with a fair value of $33.54 per share. The impact of the share issuance was recorded entirely within stockholder’s equity in our consolidated balance sheet and we recorded no gain or loss on the settlement of the Notes.

The following table sets forth total interest expense related to the Notes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Contractual interest expense (cash)	$482	$712	$1,194	$1,424
Amortization of debt discount (non-cash)	2,271	3,132	5,574	6,208
Amortization of debt issue costs (non-cash)	198	296	494	592

	$2,951	$4,140	$7,262	$8,224

Effective interest rate of the liability component	8.54%	8.10%	8.45%	8.04%

Note Hedges

In December 2012, we entered into privately negotiated transactions to purchase hedge instruments (the Note Hedges), covering approximately 6.3 million shares of our common stock. The Note Hedges, subject to anti-dilution provisions substantially similar to those of the Notes, had a strike price that corresponds to the conversion price of the Notes, were exercisable by us upon any conversion under the Notes and expired on December 1, 2017. On December 1, 2017, in connection with the maturity of the Notes, we redeemed a portion of the Note Hedges and received from the Note Hedge counterparties approximately 0.6 million shares of our common stock with a fair value $33.54 per share. The impact of the share redemption was recorded as treasury stock in our consolidated balance sheet and we recorded no gain or loss on the redemption of these shares. The redemption of these shares offset the dilution that otherwise would have occurred as a result of the common stock we issued upon the settlement of the Notes.

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

Note 11—Derivative Instruments

Note Hedges, Conversion Feature and Warrants

During the three months ended December 31, 2017, in connection with the maturity of the Notes, we settled the Note Hedges and Conversion Feature as discussed in Note 10 Indebtedness. The remaining derivative instruments related to the Notes at December 31, 2017 consist of the Warrants, also discussed in Note 10 Indebtedness. The Warrants continue to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements, we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

Cash Flow Hedges

Interest Rate Swap

On July 10, 2017, we entered into an interest rate swap to hedge our exposure to interest rate risk. The agreement has a notional value of $100.0 million, was effective as of December 1, 2017 and expires on December 1, 2021. The notional amount of the swap matches the corresponding principal amount of a portion of our borrowings under the Credit Agreement with the Lenders. During the term of the agreement, we have a fixed interest rate of 1.9275 percent on the notional amount and Citizens Bank, National Association, as counterparty to the agreement, will pay us interest at a floating rate based on the 1 month USD-LIBOR-BBA swap rate on the notional amount. Interest payments are made quarterly on a net settlement basis.

We designated the interest rate swap as a hedging instrument and it qualified for hedge accounting upon inception and at December 31, 2017. To continue to qualify for hedge accounting, the instrument must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Agreement. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument will be recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings will be recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.

The fair values of the gross asset and gross liability of our interest rate swap and their respective locations in our consolidated balance sheet at December 31, 2017 were as follows:

Description	Balance Sheet Location	December 31, 2017
		(in thousands)
Derivative interest rate swap
Derivative asset	Other assets	$782
Derivative liability	Accrued expenses and other current liabilities	$165

The following tables presents the effect of the derivative interest rate swap in our consolidated statement of comprehensive income (loss) for the three and six months ended December 31, 2017.

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss) (Effective Portion)
	Three Months Ended December 31,		Three Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Derivative interest rate swap	$804	$—	$(48)	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss) (Effective Portion)
	Six Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Derivative interest rate swap	$569	$—	$(48)	$—

During the three and six months ended December 31, 2017, we concluded that no portion of the hedge was ineffective.

As of December 31, 2017, there was $0.6 million of unrealized gain in accumulated other comprehensive loss. We do not expect to reclassify any of this unrealized gain from accumulated other comprehensive loss to earnings over the next twelve months.

Note 12—Postretirement and Other Employee Benefits

Defined Benefit Pension Plan

We sponsor a retirement plan for our Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under U.S. GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Components of net periodic cost
Service cost	$624	$732	$1,264	$1,482
Interest cost	87	31	176	63
Prior service credit	(22)	(22)	(45)	(45)
Net actuarial loss	54	161	109	326
Expected return on plan assets	(294)	(219)	(595)	(443)

Net periodic cost	$449	$683	$909	$1,383

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Without limiting the foregoing, the words may, will, should, could, expects, plans, intends, anticipates, believes, estimates, predicts, potential and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to and including the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

In the management discussion that follows, we have highlighted those changes and operating factors that were the primary factors affecting period to period fluctuations. The remainder of the change in period to period fluctuations from that which is specifically disclosed arises from various individually insignificant items.

Overview

We help make complex business payments simple, smart, and secure. Corporations and banks rely on us for domestic and international payments, efficient cash management, automated workflows for payment processing and bill review, and state of the art fraud detection, behavioral analytics and regulatory compliance solutions. The majority of our revenues are derived from offerings sold as SaaS-based solutions and paid for on a subscription and transaction basis.

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

Financial Highlights

For the six months ended December 31, 2017, our revenue increased to $186.5 million from $169.8 million in the same period of the prior fiscal year. This revenue increase was attributable to revenue increases in our Cloud Solutions segment of $13.4 million and Banking Solutions segment of $4.6 million, offset in part by decreased revenue in our Payments and Transactional Documents segment of $1.3 million. Increased revenue from our legal spend management and settlement network solutions accounted for the revenue increase in our Cloud Solutions segment. The Banking Solutions segment’s revenue increase was primarily due to increased services revenue and increased subscription and transaction revenue from our cloud based solutions. The revenue decrease in our Payments and Transactional Documents segment was related to lower European software license revenue and service and maintenance revenue in our payment and document automation products. Our revenue for the six months ended December 31, 2017 was favorably impacted by $1.8 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling which appreciated against the U.S. Dollar as compared to the same period of the prior fiscal year.

We incurred a net loss of $1.2 million in the six months ended December 31, 2017 compared to a net loss of $20.9 million in the same period of the prior fiscal year. Our net loss for the six months ended December 31, 2017 was reduced by the impact of increased gross margins of $12.8 million and decreased operating expenses of $6.5 million. The increase in gross margins was primarily driven by increases in revenue in our Cloud Solutions and Banking Solutions segments. The decrease in our operating expenses was due primarily to the absence of a goodwill impairment charge of $7.5 million we incurred during the three months ended December 31, 2016, a decrease in amortization of acquisition-related intangible assets of $1.5 million and decreased global enterprise resource planning (ERP) implementation and other costs of $1.2 million, partially offset by an increase in sales and marketing costs of $2.5 million and product development and engineering costs of $1.7 million. Our operating expenses for the six months ended December 31, 2017 were unfavorably impacted by $0.6 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling which appreciated against the U.S. Dollar as compared to the same period of the prior fiscal year.

In the six months ended December 31, 2017, we derived approximately 38% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

We expect future revenue growth to be driven primarily by our banking, legal spend management and settlement network solutions.

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

Results of Operations

Three and Six Months Ended December 31, 2017 Compared to the Three and Six Months Ended December 31, 2016

Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer.

Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into four reportable segments: Cloud Solutions, Banking Solutions, Payments and Transactional Documents and Other.

The following tables represent our segment revenues and our segment measure of profit (loss):

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$44,518	$38,032	$6,486	17.1%	$86,962	$73,589	$13,373	18.2%
Banking Solutions	20,954	19,464	1,490	7.7%	42,275	37,650	4,625	12.3%
Payments and Transactional Documents	25,343	24,815	528	2.1%	48,392	49,661	(1,269)	(2.6)%
Other	4,380	4,417	(37)	(0.8)%	8,862	8,912	(50)	(0.6)%

Total revenues	$95,195	$86,728	$8,467	9.8%	$186,491	$169,812	$16,679	9.8%

Segment measure of profit (loss):
Cloud Solutions	$9,650	$6,778	$2,872	42.4%	$19,034	$12,231	$6,803	55.6%
Banking Solutions	1,148	1,043	105	10.1%	3,309	1,068	2,241	209.8%
Payments and Transactional Documents	7,734	7,617	117	1.5%	14,094	15,193	(1,099)	(7.2)%
Other	(903)	(913)	10	1.1%	(1,387)	(1,358)	(29)	(2.1)%

Total measure of segment profit	$17,629	$14,525	$3,104	21.4%	$35,050	$27,134	$7,916	29.2%

A reconciliation of the measure of total segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Total measure of segment profit	$17,629	$14,525	$35,050	$27,134
Less:
Amortization of acquisition-related intangible assets	(5,702)	(6,090)	(10,890)	(12,375)
Goodwill impairment charge	—	(7,529)	—	(7,529)
Stock-based compensation expense	(8,080)	(8,656)	(16,540)	(16,855)
Acquisition and integration-related expenses	(380)	(522)	(1,372)	(1,771)
Restructuring benefit	—	—	9	—
Minimum pension liability adjustments	(3)	(264)	(38)	(541)
Global ERP system implementation and other costs	(1,339)	(2,106)	(3,415)	(4,597)
Other expense, net	(3,532)	(4,182)	(7,995)	(8,117)

Loss before income taxes	$(1,407)	$(14,824)	$(5,191)	$(24,651)

Cloud Solutions

Revenues from our Cloud Solutions segment increased $6.5 million for the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $0.5 million, due primarily to increased revenue of $5.1 million from our settlement network solutions and $1.4 million from our legal spend management solutions. Segment profit increased $2.9 million for the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $2.4 million and increased operating expenses of $1.2 million primarily related to increased sales and marketing costs.

Revenues from our Cloud Solutions segment increased $13.4 million for the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $0.7 million, due primarily to increased revenue of $9.5 million from our settlement network solutions and $3.9 million from our legal spend management solutions. Segment profit increased $6.8 million for the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $4.4 million and increased operating expenses of $2.2 million. We expect revenue and profit for the Cloud Solutions segment to increase in fiscal year 2018 as compared to the prior fiscal year, as a result of increased revenue from our legal spend management solutions and settlement network solutions.

Banking Solutions

Revenues from our Banking Solutions segment increased $1.5 million for the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, due primarily to increased services revenue of $2.2 million, partially offset by decreased subscriptions and transactions revenue of $0.7 million. Segment profit increased $0.1 million for the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $0.7 million and increased sales and marketing expenses of $0.7 million.

Revenues from our Banking Solutions segment increased $4.6 million for the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, due primarily to increased services revenue of $3.6 million, software license revenue of $0.7 million and subscriptions and transactions revenue of $0.4 million. Segment profit increased $2.2 million for the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $2.0 million and increased sales and marketing expenses of $0.5 million. We expect revenue for the Banking Solutions segment to increase, and profit for the Banking Solutions segment to remain relatively consistent, in fiscal year 2018 as compared to the prior fiscal year, as a result of our continued deployment of our newer banking solutions.

Payments and Transactional Documents

Revenues from our Payments and Transactional Documents segment increased $0.5 million for the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $1.1 million, due primarily to increased subscription and transactions revenue of $2.4 million from our European payments and transactional documents solutions, partially offset by decreased software licenses revenue of $1.0 million, decreased service and maintenance revenue of $0.4 million and decreased other revenue of $0.4 million. The segment profit increase of $0.1 million for the three months ended December 31, 2017, as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $0.4 million, was primarily attributable to the revenue increase described above, as well as decreased cost of revenues of $0.7 million, partially offset by increased sales and marketing expenses of $0.8 million and increased product development and engineering expenses of $0.3 million.

Revenues from our Payments and Transactional Documents segment decreased $1.3 million for the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $1.1 million, due primarily to decreased service and maintenance revenue of $2.0 million, decreased software license revenue of $1.6 million and decreased other revenue of $0.7 million, partially offset by increased subscriptions and transactions revenue of $3.1 million. The segment profit decrease of $1.1 million for the six months ended December 31, 2017, as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $0.5 million, was primarily attributable to the revenue decrease described above, as well as increased sales and marketing expenses of $1.2 million, partially offset by decreased cost of revenues of $1.6 million. We expect revenue for the Payments and Transactional Documents segment to increase and profit to increase slightly in fiscal year 2018 as compared to the prior fiscal year, as a result of increased sales of our payment and document automation solutions.

Other

Revenues and profit from our Other segment remained relatively consistent for the three and six months ended December 31, 2017 as compared to the same period in the prior fiscal year. We expect Other segment revenue and profit to increase slightly, in fiscal year 2018 as compared to the prior fiscal year, principally as the result of increased sales of our cyber fraud and risk management products.

Revenues by category

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions and transactions	$63,187	$55,644	$7,543	13.6%	$123,901	$107,776	$16,125	15.0%
Software licenses	2,620	3,492	(872)	(25.0)%	4,985	5,613	(628)	(11.2)%
Service and maintenance	28,433	25,920	2,513	9.7%	55,775	53,593	2,182	4.1%
Other	955	1,672	(717)	(42.9)%	1,830	2,830	(1,000)	(35.3)%

Total revenues	$95,195	$86,728	$8,467	9.8%	$186,491	$169,812	$16,679	9.8%

As % of total revenues:
Subscriptions and transactions	66.4%	64.2%			66.4%	63.5%
Software licenses	2.8%	4.0%			2.7%	3.3%
Service and maintenance	29.9%	29.9%			29.9%	31.6%
Other	0.9%	1.9%			1.0%	1.6%

Total revenues	100.0%	100.0%			100.0%	100.0%

Subscriptions and Transactions

Revenues from subscriptions and transactions increased $7.5 million for the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $0.8 million. The overall revenue increase was due principally to increases in revenue from our Cloud Solutions segment and Payments and Transactional Documents segment of $5.9 million and $2.4 million, respectively, partially offset by a decrease in revenue from our Banking Solutions segment of $0.7 million.

Revenues from subscriptions and transactions increased $16.1 million for the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $0.8 million. The overall revenue increase was due principally to increases in revenue from our Cloud Solutions segment and Payments and Transactional Documents segment of $12.6 million and $3.1 million, respectively. We expect subscriptions and transactions revenues to increase in fiscal year 2018 as compared to the prior fiscal year, primarily as a result of the revenue contribution from our legal spend management solutions and settlement network solutions and revenue increases in our Banking Solutions segment.

Software Licenses

Revenues from software licenses decreased $0.9 million for the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $0.1 million, primarily as a result of decreased revenue from our Payments and Transactional Documents segment of $1.0 million.

Revenues from software licenses decreased $0.6 million for the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $0.1 million, primarily as a result of decreased revenue from our European payments and transactional documents solutions of $1.5 million, partially offset by increased revenue from our Banking Solutions segment and Other segment of $0.7 million and $0.3 million, respectively. We expect software license revenues to decrease slightly in fiscal year 2018 as compared to the prior fiscal year.

Service and Maintenance

Revenues from service and maintenance increased $2.5 million for the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $0.7 million. The overall revenue increase was primarily the result of increased revenue from our Banking Solutions segment of $2.2 million.

Revenues from service and maintenance increased $2.2 million for the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $0.9 million. The overall revenue increase was primarily the result of increased revenue from our Banking Solutions and Cloud Solutions segment of $3.5 million and $0.7 million, respectively, partially offset by decreased revenue from our Payments and Transactional Documents segment of $2.0 million. We expect that service and maintenance revenues will increase slightly in fiscal year 2018 as compared to the prior fiscal year.

Other

Our other revenues consist principally of equipment and supplies sales which remained minor components of our overall revenue. We expect that other revenues will decrease slightly in fiscal year 2018 as compared to the prior fiscal year.

Cost of revenues by category

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions and transactions	$27,201	$24,782	$2,419	9.8%	$54,612	$48,668	$5,944	12.2%
Software licenses	229	196	33	16.8%	399	324	75	23.1%
Service and maintenance	12,968	13,416	(448)	(3.3)%	25,200	26,701	(1,501)	(5.6)%
Other	701	1,178	(477)	(40.5)%	1,368	2,056	(688)	(33.5)%

Total cost of revenues	$41,099	$39,572	$1,527	3.9%	$81,579	$77,749	$3,830	4.9%

Gross Profit ($)	$54,096	$47,156	$6,940	14.7%	$104,912	$92,063	$12,849	14.0%
Gross Profit (%)	56.8%	54.4%			56.3%	54.2%
As % of total revenues:
Subscriptions and transactions	28.6%	28.6%			29.3%	28.7%
Software licenses	0.2%	0.2%			0.2%	0.2%
Service and maintenance	13.6%	15.5%			13.5%	15.7%
Other	0.8%	1.3%			0.7%	1.2%

Total cost of revenues	43.2%	45.6%			43.7%	45.8%

Subscriptions and Transactions

Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased slightly to 43% of subscription and transactions revenues in the three months ended December 31, 2017 compared to 45% of subscriptions and transactions revenues in the three months ended December 31, 2016.

Subscriptions and transactions costs decreased slightly to 44% of subscription and transactions revenues in the six months ended December 31, 2017 compared to 45% of subscriptions and transactions revenues in the six months ended December 31, 2016. We expect that subscriptions and transactions costs as a percentage of subscriptions and transactions revenues will remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year.

Software Licenses

Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased slightly to 9% of software license revenues in the three months ended December 31, 2017 as compared to 6% of software license revenues in the three months ended December 31, 2016. Software license costs increased slightly to 8% of software license revenues in the six months ended December 31, 2017 as compared to 6% of software license revenues in the six months ended December 31, 2016. The increase in software license costs as a percent of software license revenues for the three and six months ended December 31, 2017 as compared to the same periods in the prior fiscal year was due primarily to a reduction in revenues from our European payments and transactional documents solutions and relatively unchanged cost of revenues. We expect that software license costs as a percentage of software license revenues will remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year.

Service and Maintenance

Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 46% of service and maintenance revenues in the three months ended December 31, 2017 as compared to 52% of service and maintenance revenues in the three months ended December 31, 2016. Service and maintenance costs decreased to 45% of service and maintenance revenues in the six months ended December 31, 2017 as compared to 50% of service and maintenance revenues in the six months ended December 31, 2016. The decrease in service and maintenance costs as a percent of service and maintenance revenues for the three and six months ended December 31, 2017 as compared to the same periods in the prior fiscal year was driven principally by gross margin improvement in our Banking Solutions segment. We expect that service and maintenance costs as a percentage of service and maintenance revenues will decrease slightly as customers go-live on the banking solutions platforms in fiscal year 2018 as compared to the prior fiscal year.

Other

Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business. We expect that other costs as a percentage of other revenues will remain consistent in fiscal year 2018 as compared to the prior fiscal year.

Operating Expenses

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$21,396	$19,325	$2,071	10.7%	$40,701	$38,200	$2,501	6.5%
Product development and engineering	13,892	13,082	810	6.2%	27,707	26,017	1,690	6.5%
General and administrative	10,981	11,772	(791)	(6.7)%	22,810	24,476	(1,666)	(6.8)%
Amortization of acquisition-related intangible assets	5,702	6,090	(388)	(6.4)%	10,890	12,375	(1,485)	(12.0)%
Goodwill impairment charge	—	7,529	(7,529)	(100.0)%	—	7,529	(7,529)	(100.0)%

Total operating expenses	$51,971	$57,798	$(5,827)	(10.1)%	$102,108	$108,597	$(6,489)	(6.0)%

As % of total revenues:
Sales and marketing	22.5%	22.3%			21.8%	22.5%
Product development and engineering	14.6%	15.1%			14.9%	15.3%
General and administrative	11.5%	13.6%			12.2%	14.4%
Amortization of acquisition-related intangible assets	6.0%	7.0%			5.8%	7.3%
Goodwill impairment charge	—%	8.7%			—%	4.4%

Total operating expenses	54.6%	66.7%			54.7%	63.9%

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended December 31, 2017 as compared to the three months ended December 31, 2016 due primarily to an increase in employee related costs of $1.7 million due in part to the impact of our recent acquisitions.

Sales and marketing expenses increased in the six months ended December 31, 2017 as compared to the six months ended December 31, 2016 due primarily to an increase in employee related costs of $2.1 million due in part to the impact of our recent acquisitions. We expect sales and marketing expenses as a percentage of total revenue will remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year.

Product Development and Engineering

Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three and six months ended December 31, 2017 as compared to the three and six months ended December 31, 2016 increased principally as a result of an increase in headcount related costs. We expect product development and engineering expenses as a percentage of total revenues will remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased in the three months ended December 31, 2017 as compared to the three months ended December 31, 2016 due primarily to a decrease in costs associated with our global internal system implementations of $0.8 million.

General and administrative expenses decreased in the six months ended December 31, 2017 as compared to the six months ended December 31, 2016 due primarily to a decrease in costs associated with our global internal system implementations of $1.2 million and a decrease in acquisition and integration-related expenses of $0.4 million. We expect general and administrative expenses as a percentage of total revenues will decrease slightly in fiscal year 2018 as compared to the prior fiscal year, primarily as a result of decreased global internal system implementation costs.

Amortization of Intangible Assets

We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the three and six months ended December 31, 2017 as compared to the three and six months ended December 31, 2016 occurred as a result of amortization rates decreasing over the underlying asset lives. We expect that total amortization expense for acquired intangible assets for the remainder of fiscal year 2018 will be approximately $11.5 million.

Goodwill Impairment Charge

In the six months ended December 31, 2016, we recorded a $7.5 million goodwill impairment charge as a result of an impairment test conducted for one of our reporting units. Please refer to Note 7. Goodwill and Other Intangible Assets to our consolidated financial statements included in Item 8 of our Annual Report in Form 10-K for the fiscal year ended June 30, 2017 for more information regarding our accumulated impairment losses and goodwill balances.

Other Expense, Net

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)	2017	2016	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$63	$129	$(66)	(51.2)%	$117	$283	$(166)	(58.7)%
Interest expense	(3,668)	(4,143)	475	11.5%	(8,257)	(8,183)	(74)	(0.9)%
Other income (expense), net	73	(168)	241	143.5%	145	(217)	362	166.8%

Other expense, net	$(3,532)	$(4,182)	$650	15.5%	$(7,995)	$(8,117)	$122	1.5%

Other expense, net decreased $0.7 million for the three months ended December 31, 2017 and $0.1 million for the six months ended December 31, 2017 compared to the same periods in the prior fiscal year, respectively, primarily due to decreases in the amortization of debt discount costs upon the maturity of our Notes during the quarter ended December 31, 2017.

Provision for Income Taxes

We recorded an income tax benefit of $4.5 million for each of the three months ended December 31, 2017 and 2016. The income tax benefit for the three months ended December 31, 2017 includes a provisional discrete tax benefit of $4.4 million relating to the enactment of the Tax Act in the United States. The income tax benefit for the three months ended December 31, 2016 includes a discrete tax benefit in Switzerland of $4.5 million related to the impairment of its investment in Intellinx Ltd. (a wholly owned subsidiary). We recorded an income tax benefit of $4.0 million and $3.8 million for the six months ended December 31, 2017 and 2016, respectively. Please refer to Note 7 Income Taxes to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources

On December 9, 2016, we (as borrower) and certain of our domestic subsidiaries (as guarantors) entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provides for a five-year revolving credit facility in the amount of up to $300 million (the Credit Facility). On December 1, 2017, we repaid the aggregate principal balance of $189.8 million of our Notes which were issued on December 12, 2012. We financed the repayment of the principal balance of the Notes through a combination of cash on hand and with borrowings of $150 million under the Credit Facility. In connection with the maturity of the Notes, we issued to the Note holders approximately 0.6 million shares of our common stock to satisfy the Notes’ conversion premium. Simultaneously, we redeemed a portion of the Note Hedges and received from the Note Hedge counterparties approximately 0.6 million shares of our common stock. Please refer to Note 10 Indebtedness to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

We have financed our operations primarily from cash provided by operating activities, the sale of our common stock, the issuance of the Notes in December 2012 and borrowings under the Credit Facility. We have historically generated positive operating cash flows. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future. If our existing cash resources along with cash generated from operations is insufficient to satisfy our funding requirements, we may need to sell additional equity or debt securities or seek other financing arrangements.

As of December 31, 2017, we were in compliance with the covenants associated with the Credit Facility.

One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the six months ended December 31, 2017 and 2016 are summarized in the tables below:

	December 31,	June 30,
	2017	2017
	(in thousands)
Cash and cash equivalents	$64,051	$124,569
Marketable securities	10,004	1,973
Borrowings under credit facility	150,000	—
Convertible senior notes (1)	—	183,682

(1)	The Notes are shown on our Consolidated Balance Sheets at their carrying value, which represents the principal balance of $189.8 million less unamortized discount and debt issuance costs.

	Six Months Ended December 31,
	2017	2016
	(in thousands)
Cash provided by operating activities	$9,688	$17,578
Cash provided by (used in) investing activities	(30,906)	4,000
Cash used in financing activities	(40,249)	(15,696)
Effect of exchange rates on cash	949	(3,444)

Cash, cash equivalents and marketable securities. At December 31, 2017, our cash and cash equivalents of $64.1 million consisted primarily of cash deposits held at major banks and money market funds. The $60.5 million decrease in cash and cash equivalents at December 31, 2017 from June 30, 2017 was primarily due to the repayment of the Notes of $189.8 million, offset by $150.0 million borrowed under our Credit Facility; business acquisitions, net of cash acquired, of $13.7 million; purchases of available-for-sale securities of $9.9 million; and capital expenditures, including capitalization of software costs of $9.1 million, partially offset by cash generated from operations of $9.7 million.

Cash, cash equivalents and marketable securities included approximately $43.0 million held by our foreign subsidiaries as of December 31, 2017. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, we could be subject to foreign withholding taxes.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Increases primarily in the foreign currency exchange rates of the British Pound and Euro to the U.S. Dollar increased our overall cash balances by approximately $0.9 million for the six months ended December 31, 2017. Further changes in the foreign currency exchange rates of these and other currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation expense, deferred income tax benefits or expenses, and impairment charges; and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations decreased by $7.9 million in the six months ended December 31, 2017 versus the same period in the prior fiscal year. The decrease was primarily related to a decrease in cash flows from accounts receivable of $14.8 million, accrued expenses of $2.2 million, other liabilities of $1.4 million, deferred revenue of $1.3 million and non-cash adjustments to our net loss of $8.2 million, partially offset by a decrease in our net loss of $19.7 million.

At December 31, 2017, we had U.S. net operating loss carryforwards of $105.6 million, which expire at various times through fiscal year 2038, Switzerland net operating losses of $19.8 million, which expire in fiscal year 2024, and other foreign net operating loss carryforwards of $26.8 million, primarily in Europe and Israel, which have no statutory expiration date. We also have approximately $6.2 million of research and development tax credit carryforwards available, which expire at various points through fiscal year 2038. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At December 31, 2017, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $34.9 million decrease in net cash provided by investing activities for the six months ended December 31, 2017 versus the same period in the prior fiscal year was primarily due to a decrease in proceeds from sale of available-for-sale securities of $26.3 million and cash used to fund business acquisitions, net of cash acquired, of $13.7 million, partially offset by a decrease in capital expenditures of $6.2 million.

Financing Activities. Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock through employee equity incentive plans. The $24.6 million increase in cash used in financing activities for the six months ended December 31, 2017 as compared to the same period in the prior fiscal year was primarily due to the repayment of the Notes of $189.8 million, net of $150.0 million borrowed under our Credit Facility, and further offset by a decrease in cash used to repurchase our common stock of $15.0 million.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of December 31, 2017:

	Payment Due by Fiscal Year
	2018	2019-2020	2021-2022	Thereafter	Total
	(in thousands)
Credit Facility
Principal payment	$—	$—	$150,000	$—	$150,000
Interest payments (1)	2,590	10,424	7,501	—	20,515
Commitment fee (2)	188	750	541	—	1,479
Note payable	374	1,122	—	—	1,496
Operating leases	2,938	9,795	6,968	6,476	26,177
Purchase commitments	4,398	6,053	92	—	10,543

Total contractual obligations	$10,488	$28,144	$165,102	$6,476	$210,210

(1)	The Credit Facility carries a variable rate of interest. Interest payments were estimated using the applicable interest rate as of December 31, 2017 net of the impact of the interest rate swap we entered into on July 10, 2017.
(2)	The Credit Facility agreement includes a commitment fee, which we have included in the table above, based on the applicable interest rate as of December 31, 2017 and our unborrowed capacity of $150 million.

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.4 million, has been excluded from the table above. These amounts have been excluded because, as of December 31, 2017, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2018, which is $1.6 million based on foreign exchange rates in effect on December 31, 2017. We have not disclosed contributions for periods after fiscal year 2018, as those amounts are subject to future changes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including interest rate changes, foreign currency exchange rate fluctuations, and derivative instruments classification. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future. On August 14, 2017, we acquired Decillion Solutions Pte Ltd, which is headquartered in Singapore and also has operations in Indonesia, Australia, China, Malaysia and Thailand. The foreign currency exchange rate risk posed in these regions is not material to our consolidated financial statements, given the limited operations in these countries.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In fiscal year 2018, we implemented the first phase of a company-wide enterprise resource planning (ERP) system. We have assessed and continued to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal controls over financial reporting. Where appropriate, we have made changes to our internal controls to address system changes and to help ensure that we maintained effective internal controls over financial reporting as of December 31, 2017.

With the exception of the implementation of our ERP solution, no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART	II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, a party to legal proceedings and claims that arise in the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require further disclosure in, our financial statements.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors identified in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 before making an investment decision involving our common stock. These risk factors could materially affect our business, financial condition or results of operations and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties may also impact our business operations. With the exception of the additional risk factor discussed below, there have been no material changes to the risk factors disclosed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Risks Related To Our Business

Failure to comply with the regulations provided by the Financial Conduct Authority (FCA) for certain of our U.K. operations could adversely impact our business

First Capital Cashflow Ltd., which we acquired in October 2017, is subject to the regulatory framework of the FCA. This component of our operations involves holding and disbursing client funds. The FCA has significant enforcement authority, which includes but is not limited to, withdrawing an organization’s authorization, issuing fines and suspending firms from carrying out regulated activities. While we believe we have appropriate controls and procedures around these operations, any failure to comply with FCA requirements may result in disciplinary actions that could have a material adverse effect on our business, operating results and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2017—October 31, 2017	—	$—	—	$20,140,000
November 1, 2017—November 30, 2017	—	—	—	20,140,000
December 1, 2017—December 31, 2017	595,216	33.54	—	20,140,000

Total	595,216	$—	—

(1)	On July 8, 2016 our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $60 million. This program expires on July 8, 2018.
(2)	On December 1, 2017, in connection with the maturity of the Notes, we redeemed a portion of the Note Hedges and received from the Note Hedge counterparties 595,216 shares of our common stock. The counterparties to the Note Hedge transactions may be deemed to be an “affiliated purchaser” and may have purchased the shares of our common stock deliverable to us upon the exercise of the options.

Recent Sales of Unregistered Securities

On October 4, 2017, we issued 42,080 shares of our common stock, all of which were subject to vesting conditions tied to on-going employment with us, to certain of the selling stockholders of First Capital Cashflow Ltd. (FCC), in connection with our purchase of all of the outstanding equity of FCC. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act. No underwriters were involved in any such issuances.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	2009 Stock Incentive Plan, as amended	8-K	000-25259	99.2	11/20/17

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Presentation Linkbase Document					X

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 8, 2018	By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)