Form 10-Q
period 2018-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2018-05-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2018 was 40,826,692.

BOTTOMLINE TECHNOLOGIES (de), INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2018

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$92,101	$124,569
Cash and cash equivalents, held for customers	2,907	—
Marketable securities	10,025	1,973
Accounts receivable net of allowances for doubtful accounts of $994 at March 31, 2018 and $923 at June 30, 2017	89,806	64,244
Prepaid expenses and other current assets	17,887	16,807

Total current assets	212,726	207,593
Property and equipment, net	27,682	26,195
Goodwill	205,362	194,700
Intangible assets, net	169,854	171,280
Other assets	19,546	17,671

Total assets	$635,170	$617,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,643	$9,013
Accrued expenses and other current liabilities	33,414	29,179
Customer account liabilities	2,907	—
Deferred revenue	80,611	74,113
Convertible senior notes	—	183,682

Total current liabilities	127,575	295,987
Borrowings under credit facility	150,000	—
Deferred revenue, non-current	23,766	22,047
Deferred income taxes	13,546	15,433
Other liabilities	22,495	22,016

Total liabilities	337,382	355,483
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-44,316 at March 31, 2018 and 42,797 at June 30, 2017; outstanding shares-38,510 at March 31, 2018 and 37,443 at June 30, 2017	44	43
Additional paid-in-capital	669,331	624,001
Accumulated other comprehensive loss	(23,075)	(32,325)
Treasury stock: 5,806 shares at March 31, 2018 and 5,354 shares at June 30, 2017, at cost	(129,914)	(113,071)
Accumulated deficit	(218,598)	(216,692)

Total stockholders’ equity	297,788	261,956

Total liabilities and stockholders’ equity	$635,170	$617,439

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenues:
Subscriptions and transactions	$67,378	$55,851	$191,279	$163,627
Software licenses	3,134	2,735	8,119	8,348
Service and maintenance	29,476	26,344	85,251	79,937
Other	1,148	1,169	2,978	3,999

Total revenues	101,136	86,099	287,627	255,911

Cost of revenues:
Subscriptions and transactions	30,760	25,867	85,372	74,535
Software licenses	233	265	632	589
Service and maintenance	13,793	12,607	38,993	39,308
Other	930	835	2,298	2,891

Total cost of revenues	45,716	39,574	127,295	117,323

Gross profit	55,420	46,525	160,332	138,588

Operating expenses:
Sales and marketing	22,418	18,976	63,119	57,176
Product development and engineering	14,131	13,057	41,838	39,074
General and administrative	12,755	10,863	35,565	35,339
Amortization of acquisition-related intangible assets	5,818	6,006	16,708	18,381
Goodwill impairment charge	—	—	—	7,529

Total operating expenses	55,122	48,902	157,230	157,499

Income (loss) from operations	298	(2,377)	3,102	(18,911)
Other expense, net	1,293	4,479	9,288	12,596

Loss before income taxes	(995)	(6,856)	(6,186)	(31,507)
Income tax provision (benefit)	7	(232)	(4,031)	(4,029)

Net loss	$(1,002)	$(6,624)	$(2,155)	$(27,478)

Basic and diluted net loss per share:	$(0.03)	$(0.17)	$(0.06)	$(0.73)

Shares used in computing basic and diluted net loss per share:	38,348	37,965	38,055	37,891

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	(4)	2	(7)	(104)
Unrealized gain on interest rate hedging transactions (net of income tax provision of $378 for the three months ended March 31, 2018 and $626 for the nine months ended March 31, 2018)	1,004	—	1,373	—
Minimum pension liability adjustments	(56)	(16)	86	609
Foreign currency translation adjustments	5,652	2,667	7,798	(6,792)

Other comprehensive income (loss), net of tax:	6,596	2,653	9,250	(6,287)

Comprehensive income (loss)	$5,594	$(3,971)	$7,095	$(33,765)

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(2,155)	$(27,478)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	16,708	18,381
Stock compensation expense	25,132	24,209
Depreciation and other amortization	14,638	12,925
Goodwill impairment charge	—	7,529
Deferred income tax benefit	(5,458)	(6,374)
Provision for allowances on accounts receivable	117	51
Amortization of debt issuance costs	819	1,022
Amortization of debt discount	5,574	9,396
Amortization of premium (discount) on investments	(32)	184
(Gain) loss on disposal of equipment	(10)	89
Gain on foreign exchange	(160)	(187)
Changes in operating assets and liabilities:
Accounts receivable	(23,030)	(1,497)
Prepaid expenses and other current assets	(54)	(1,756)
Other assets	(337)	719
Accounts payable	(50)	(616)
Accrued expenses	2,884	1,984
Deferred revenue	6,053	6,220
Other liabilities	175	1,138

Net cash provided by operating activities	40,814	45,939
Investing activities:
Acquisition of businesses, net of cash acquired	(13,747)	—
Purchase of available-for-sale securities	(9,935)	(13,600)
Proceeds from sales of available-for-sale securities	1,903	31,374
Capital expenditures, including capitalization of software costs	(14,865)	(20,296)
Proceeds from disposal of property and equipment	10	—

Net cash used in investing activities	(36,634)	(2,522)
Financing activities:
Repurchase of common stock	—	(14,971)
Repayment of convertible senior notes	(189,750)	—
Amounts borrowed under revolving credit facility	150,000	—
Repayment of notes payable	(2,394)	—
Debt issuance costs related to credit facility	—	(2,163)
Proceeds from exercise of stock options and employee stock purchase plan	3,357	2,774

Net cash used in financing activities	(38,787)	(14,360)
Effect of exchange rate changes on cash	2,139	(2,441)

Increase (decrease) in cash and cash equivalents	(32,468)	26,616
Cash and cash equivalents at beginning of period	124,569	97,174

Cash and cash equivalents at end of period	$92,101	$123,790

Supplemental disclosures of non-cash financing activities:
Issuance of note payable to seller in connection with acquisition	$1,836	$—
Issuance of common stock upon conversion of convertible senior notes	$19,736	$—
Receipt of common stock upon settlement of Note Hedges	$19,964	$—

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies (de), Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2018 (fiscal year 2018). For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 28, 2017.

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

We adopted the cash flow presentation of excess tax benefits retrospectively, which resulted in the reclassification of excess tax benefits associated with stock compensation of $0.1 million from financing activities to operating activities for the nine months ended March 31, 2017 in our consolidated statement of cash flows.

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

We are continuing to evaluate the expected impact of this standard on our consolidated financial statements and will be adopting the standard using the modified retrospective method. While our assessment of the impact of this standard is not complete, we believe that the most significant impacts will be in certain areas:

•	Under the new standard, vendor specific objective evidence (VSOE) will no longer be required to determine the fair value of elements in a software arrangement. As a result, the absence of VSOE in software arrangements will no longer result in strict revenue deferral. Absent a change in how we license our products, we believe that this will result in greater up-front recognition of software revenue for certain of our license arrangements.

•	Under the new standard, certain expenses we incur will require deferral and recognition over the period in which revenue is recognized. This will result in the deferral of certain fulfillment costs associated with our SaaS offerings which would then be recognized as expense over a multi-year period; such costs are expensed directly as incurred today.

•	Under the new standard, costs to obtain a contract, including sales commissions, will be capitalized and amortized on a basis that is consistent with the transfer of goods and services to its customer. This will result in the deferral of certain commission related costs that, today, are expensed as incurred.

•	Significantly enhanced financial statement disclosures related to revenue, including information related to the allocation of transaction price across undelivered performance obligations, will be required.

We are unable to quantify the impact of these outcomes at this time and our continuing analysis and interpretation of the standard could identify additional financial reporting consequences in addition to those described here.

Financial Instruments - Classification and Measurement: In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available for sale as a component of other comprehensive income (OCI). Subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our fiscal year 2019) on a prospective basis. We are currently evaluating the anticipated impact of this standard on our financial statements. We have certain cost method investments of $7.7 million at March 31, 2018 and to the extent that there are observable price changes following the date of adoption the accounting for these investments could be affected.

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

Statement of Cash Flows: In August and November of 2016, the FASB issued updates to the accounting standard which addresses the classification and presentation of certain cash receipts, cash payments and restricted cash in the statement of cash flows. The standard is effective for us on July 1, 2018 (the first quarter of our fiscal year 2019) and requires a retrospective approach. Early adoption is permitted, including adoption in an interim period. We do not anticipate the adoption of this standard will have an impact on our consolidated statements of cash flows.

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

At March 31, 2018 and June 30, 2017, our assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2018				June 30, 2017
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$100	$—	$—	$100	$593	$—	$—	$593
Available for sale securities - Debt
U.S. Corporate	$—	$3,489	$—	$3,489	$—	$1,906	$—	$1,906
Government - U.S.	—	6,469	—	6,469	—	—	—	—

Total available for sale securities	$—	$9,958	$—	$9,958	$—	$1,906	$—	$1,906
Short-term derivative interest rate swap	$—	$169	$—	$169	$—	$—	$—	$—
Long-term derivative interest rate swap	$—	$1,830	$—	$1,830	$—	$—	$—	$—

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, cash and cash equivalents held for customers, marketable securities, accounts receivable, accounts payable, customer account liabilities, a derivative interest rate swap as more fully described in Note 11 Derivative Instruments and debt drawn on our Credit Facility as more fully described in Note 10 Indebtedness. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, cash and cash equivalents held for customers, accounts receivable, accounts payable and customer account liabilities fair value approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at March 31, 2018 and June 30, 2017, approximated fair value.

•	Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive loss in stockholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•	The fair value of our derivative interest rate swap is based on the present value of projected cash flows that will occur over the life of the instrument, after considering certain contractual terms of the arrangement.

•	The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.5 million at both March 31, 2018 and June 30, 2017, which approximated their fair value.

•	We have certain other investments accounted for at cost. The carrying value of these investments was $7.7 million at both March 31, 2018 and June 30, 2017 and are reported as a component of our other assets. These investments are recorded at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, we use readily available financial information including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value may not be estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment and to do so would be impractical, and as a result, we have not estimated the fair value of these investments.

•	We have borrowings of $150 million against our Credit Facility (refer to Note 10 Indebtedness for a discussion of this credit agreement). The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at March 31, 2018, as the instrument carries a variable rate of interest which reflects current market rates.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of March 31, 2018 and June 30, 2017.

	March 31, 2018			June 30, 2017
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	$67	$9,958	$10,025	$67	$1,906	$1,973

Total marketable securities	$67	$9,958	$10,025	$67	$1,906	$1,973

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

March 31, 2018
(in thousands)
Due within 1 year	$9,958
Due in 1 year through 5 years	—

Total	$9,958

All of our available for sale marketable securities are included in current assets as we do not have the positive intent to hold these investments until maturity and view these investments as available to fund current operations. At March 31, 2018, the difference between the fair value of our available for sale securities and their amortized cost was not significant.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of March 31, 2018 and June 30, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At March 31, 2018		At June 30, 2017
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Corporate	$3,489	$(2)	$1,628	$(1)
Government—U.S.	6,469	(9)	—	—

Total	$9,958	$(11)	$1,628	$(1)

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

For the period ended March 31, 2018, our consolidated balance sheet reflects $2.9 million of cash and cash equivalents held for customers and a corresponding liability in the same amount. Cash and cash equivalents held for customers and customer account liabilities arise as a by-product of FCC’s operations as it is customary to collect client funds and hold them for a short transient period before ultimately disbursing the amounts and settling the corresponding liability. Cash we hold on behalf of clients is segregated from our other corporate cash accounts and is not available for use by us other than to settle the corresponding client liability.

In the allocation of the purchase price, which is preliminary at March 31, 2018, we recorded $4.8 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to anticipated future benefits arising from the acquisition. Identifiable intangible assets of $10.5 million, consisting of customer related and other intangible assets, are being amortized over a weighted average estimated useful life of eleven years. FCC’s operating results are included in the Payments and Transactional Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or earnings.

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

In the allocation of the purchase price, which is preliminary at March 31, 2018, we recorded $1.3 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to anticipated future benefits arising from the acquisition. Identifiable intangible assets of $2.4 million, consisting of customer related intangible assets, are being amortized over their estimated useful life of twelve years. Decillion’s operating results have been included in our Cloud Solutions segment from the date of the acquisition forward and did not have a material impact on our revenue or earnings.

Acquisition expenses of approximately $0.9 million were expensed during the nine months ended March 31, 2018 related to the Decillion and FCC acquisitions, principally as a component of general and administrative expense.

Other Investments

We have an investment in preferred stock of a privately held, early-stage technology company over which we have the ability to exercise significant influence; however, we have no ability to exercise control. The preferred stock underlying our investment is not in-substance common stock. Accordingly, we account for this investment under the cost method of accounting, subject to periodic review for impairment. Our maximum investment exposure, which is determined based on the cost of our investment, was $3.5 million as of March 31, 2018 and is classified as a component of other assets on our consolidated balance sheet. There were no indicators of impairment identified as of March 31, 2018.

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

Note 5—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net loss	$(1,002)	$(6,624)	$(2,155)	$(27,478)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	38,348	37,965	38,055	37,891

Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.17)	$(0.06)	$(0.73)

For the three and nine months ended March 31, 2018, approximately 2.5 million and 2.7 million shares, respectively, of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

For the three and nine months ended March 31, 2017, approximately 2.7 million and 3.0 million shares, respectively, of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

Note 6—Operations by Segments and Geographic Areas

Segment Information

Operating segments are the components of our business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our operating segments are organized principally by the type of product or service offered and by geography. During the quarter ended December 31, 2017, we changed the name of one of our reportable segments to Banking Solutions from Digital Banking, and that name change is reflected in the discussion that follows.

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

Banking Solutions. Our Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. Our Banking Solutions products are now sold predominantly on a subscription basis, which has the effect of contributing to recurring subscription and transaction revenue and the revenue predictability of future periods, but which also delays revenue recognition over a longer period.

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

Other. Our Other segment consists of our healthcare and cyber fraud and risk management operating segments. Our cyber fraud and risk management solutions non-invasively monitor, replay and analyze user behavior to flag and even stop suspicious activity in real time. Our healthcare solutions for patient registration, electronic signature, mobile document and payments allow healthcare organizations to improve business efficiencies, reduce costs and improve care quality. When licensed on a perpetual license basis, software revenue for our cyber fraud and risk management and healthcare products is typically recorded upon delivery, with software maintenance revenue recorded ratably over a twelve-month period. When licensed on a subscription basis, revenue is normally recorded ratably over the subscription period.

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

We do not track or assign our assets by operating segment.

Segment information for the three and nine months ended March 31, 2018 and 2017 according to the segment descriptions above, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)
Segment revenue:
Cloud Solutions (1)	$46,486	$39,248	$133,448	$112,837
Banking Solutions	22,900	18,294	65,175	55,944
Payments and Transactional Documents	27,124	24,107	75,516	73,768
Other	4,626	4,450	13,488	13,362

Total segment revenue	$101,136	$86,099	$287,627	$255,911

Segment measure of profit (loss):
Cloud Solutions	$9,308	$7,116	$28,342	$19,347
Banking Solutions	1,630	388	4,939	1,456
Payments and Transactional Documents	7,661	7,451	21,755	22,644
Other	(627)	(570)	(2,014)	(1,928)

Total measure of segment profit	$17,972	$14,385	$53,022	$41,519

(1)	Revenues from our legal spend management solutions were $16.1 million and $14.9 million for the three months ended March 31, 2018 and 2017, respectively. Revenues from our settlement network solutions were $30.4 million and $24.3 million for the three months ended March 31, 2018 and 2017, respectively. Revenues from our legal spend management solutions were $47.6 million and $42.6 million for the nine months ended March 31, 2018 and 2017, respectively. Revenues from our settlement network solutions were $85.8 million and $70.2 million for the nine months ended March 31, 2018 and 2017, respectively.

A reconciliation of the measure of total segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)
Total measure of segment profit	$17,972	$14,385	$53,022	$41,519
Less:
Amortization of acquisition-related intangible assets	(5,818)	(6,006)	(16,708)	(18,381)
Goodwill impairment charge	—	—	—	(7,529)
Stock-based compensation expense	(8,592)	(7,354)	(25,132)	(24,209)
Acquisition and integration-related expenses	(224)	(501)	(1,596)	(2,272)
Restructuring expenses	(1,485)	(561)	(1,476)	(561)
Minimum pension liability adjustments	3	(264)	(35)	(805)
Global ERP system implementation and other costs	(1,558)	(2,076)	(4,973)	(6,673)
Other expense, net	(1,293)	(4,479)	(9,288)	(12,596)

Loss before income taxes	$(995)	$(6,856)	$(6,186)	$(31,507)

The following depreciation and other amortization expense amounts are included in the measure of segment profit (loss):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$2,671	$2,274	$7,649	$5,974
Banking Solutions	1,605	1,498	4,634	4,304
Payments and Transactional Documents	722	803	2,066	2,357
Other	97	109	289	290

Total depreciation and other amortization expense	$5,095	$4,684	$14,638	$12,925

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)
North America	$61,400	$54,073	$178,006	$160,785
United Kingdom	24,388	20,096	66,927	60,240
Continental Europe	11,607	9,475	32,138	28,009
Asia-Pacific and Middle East	3,741	2,455	10,556	6,877

Total revenues from unaffiliated customers	$101,136	$86,099	$287,627	$255,911

Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At March 31,	At June 30,
	2018	2017
	(in thousands)
Long-lived assets:
North America	$37,872	$35,569
United Kingdom	5,738	5,188
Continental Europe	1,297	1,208
Asia-Pacific and Middle East	2,321	1,901

Total long-lived assets	$47,228	$43,866

Note 7—Income Taxes

The income tax expense we record in any interim period is based on our estimated effective tax rate for the fiscal year for those tax jurisdictions in which we can reliably estimate that rate. The calculation of our estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction as well as total tax expense for the fiscal year. Accordingly, this tax rate is subject to adjustment if, in subsequent interim periods, there are changes to our initial estimates of total tax expense or pre-tax income, including the mix of income by jurisdiction. For those tax jurisdictions for which we are unable to reliably estimate an overall effective tax rate we calculate income tax expense based upon the actual effective tax rate for the year-to-date period.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into U.S. law on December 22, 2017 and made broad and complex changes to the U.S. tax code. This legislation contains a variety of income tax changes, including a reduction to the federal corporate income tax rate from 35% to 21%, a repeal of the corporate alternative minimum tax, a one-time transition tax on accumulated foreign earnings (if any), a move to a territorial tax system, a limitation on the tax deductibility of interest expense and an acceleration of tax deductions for qualifying capital expenditures. As discussed in more detail below, at March 31, 2018, we had not completed our accounting for the effects of enactment of the Tax Act.

The Tax Act resulted in three immediate consequences to us, as follows:

•	Assessing whether we would incur any tax liability under the one-time transition tax. Under the Tax Act, un-repatriated foreign earnings post-1986 are subject to a one-time transition tax, at rates that vary depending on the composition of foreign assets. Based on our calculations and estimates to date, we do not expect to incur any transition tax liability as we believe we are in an accumulated deficit position with respect to our foreign subsidiaries. Accordingly, we have not provided for any such tax liability as of March 31, 2018.

•	Re-valuing our U.S. deferred tax balances to reflect lower income tax rates. Deferred tax assets and deferred tax liabilities are recorded based on the income tax rates expected to be in effect when book and tax basis differences reverse. We are in a net U.S. deferred tax liability position. As such, in the quarter ended December 31, 2017, we wrote down the carrying value of our net deferred tax liabilities to reflect the impact of lower future income tax rates and recognized a non-recurring income tax benefit of $3.7 million.

•	Recognizing the ability to recover amounts paid for alternative minimum tax. The Tax Act eliminated the alternative minimum tax calculation and provided for the ability to recover certain amounts previously paid for such tax. Based on our preliminary calculations, we expect to receive a tax refund of $0.7 million and in the quarter ended December 31, 2017 we recognized a non-recurring income tax benefit for this amount.

All of our accounting calculations, estimates and financial reporting positions for consequences arising from the Tax Act are incomplete and preliminary as of March 31, 2018. In particular, we are completing our assessment of un-repatriated foreign earnings, our calculation of refundable alternative minimum tax, our permanent reinvestment assertions and our assessment of the required valuation allowance against our U.S. deferred tax assets due to the impact of the indefinite nature of net operating losses arising after January 1, 2018. Our on-going analysis could result in subsequent period adjustments to the preliminary amounts recorded to-date. In addition, our financial reporting conclusions may also be affected as we gain a more thorough understanding of the tax law. Any required future adjustment would be recorded in the subsequent period in which we determine that an adjustment is required.

We have not changed our permanent reinvestment assertions as of the period ended March 31, 2018.

We recorded income tax expense of $7,000 and an income tax benefit of $0.2 million for the three months ended March 31, 2018 and 2017, respectively. We recorded income tax expense principally associated with our UK operations, offset by an income tax benefit principally associated with our Swiss, Israeli and U.S. operations. The income tax benefit associated with our U.S. operations arose by an income tax benefit recorded in continuing operations resulting from a corresponding intraperiod allocation of income tax expense to other comprehensive income, offset in part primarily as a result of deferred tax expense for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. The income tax benefit for the three months ended March 31, 2017 was principally due to a tax benefit associated with our Swiss and Israeli operations, offset by tax expense associated with our U.S. and UK operations.

We recorded an income tax benefit of $4.0 million for each of the nine months ended March 31, 2018 and 2017. The income tax benefit for the nine months ended March 31, 2018 includes the discrete tax benefit of $4.4 million relating to the consequences of the Tax Act as discussed above. Additionally, we recorded income tax expense principally associated with our U.S. and UK operations, offset in part by a tax benefit associated with our Swiss and Israeli operations. Tax expense associated with our U.S. operations arose primarily as a result of deferred tax expense for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes, offset in part by an income tax benefit in continuing operations that resulted from a corresponding intraperiod allocation of income tax expense to other comprehensive income. The income tax benefit for the nine months ended March 31, 2017 was due to a discrete tax benefit in Switzerland of $4.5 million related to the impairment of its investment in Intellinx Ltd. We also recorded tax expense associated with our U.S. and UK operations, offset by a tax benefit associated with our Swiss and Israeli operations.

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

At March 31, 2018, we had a total valuation allowance of $39.6 million against our deferred tax assets given the uncertainty of recoverability of these amounts. The change in our valuation allowance during the nine months ended March 31, 2018 includes the valuation allowance provided against excess tax benefits associated with share-based payment arrangements and the preliminary reduction to valuation allowance due to the change in the U.S. federal corporate income tax rate, as discussed above.

Note 8—Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. We perform an impairment test of goodwill during the fourth quarter of each fiscal year or sooner, if indicators of potential impairment arise.

At March 31, 2018, the carrying value of goodwill for all of our reporting units was $205.4 million, and the carrying value of goodwill in our Intellinx reporting unit was $4.4 million, which we believe to be at a heightened risk of impairment. Please refer to Note 7. Goodwill and Other Intangible Assets to our consolidated financial statements included in Item 8 of our Annual Report in Form 10-K for the fiscal year ended June 30, 2017 for more information regarding our accumulated impairment losses and goodwill balances.

Effective July 1, 2017, we adopted an accounting standard update requiring that software be classified as an intangible asset rather than an element of property and equipment. Intangible asset information as of June 30, 2017 has been recast in the table that follows, to reflect this change.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$206,583	$(134,470)	$72,113	8.6
Core technology	131,630	(81,850)	49,780	8.3
Other intangible assets	22,304	(17,065)	5,239	5.4
Capitalized software development costs	18,796	(5,495)	13,301	4.3
Software (1)	61,061	(31,640)	29,421	4.6

Total	$440,374	$(270,520)	$169,854

Unamortized intangible assets:
Goodwill			205,362

Total intangible assets			$375,216

	As of June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$190,965	$(122,698)	$68,267	8.7
Core technology	130,572	(74,452)	56,120	8.8
Other intangible assets	20,591	(15,691)	4,900	6.6
Capitalized software development costs	16,304	(3,423)	12,881	5.0
Software (1)	54,489	(25,377)	29,112	3.5

Total	$412,921	$(241,641)	$171,280

Unamortized intangible assets:
Goodwill			194,700

Total intangible assets			$365,980

(1)	Software includes purchased software and software developed for internal use.

Estimated amortization expense for the remainder of fiscal year 2018 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2018	$5,821	$738	$2,223
2019	20,708	2,955	7,992
2020	18,341	2,955	6,277
2021	16,569	2,955	4,002
2022	14,353	2,955	2,679
2023 and thereafter	51,340	97	3,562

Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.

The following table represents a rollforward of our goodwill balances, by reportable segment, as follows:

	Cloud Solutions	Banking Solutions	Payments and Transactional Documents	Other	Total
	(in thousands)
Balance at June 30, 2017 (1)	$90,069	$35,880	$60,557	$8,194	$194,700
Goodwill acquired during the period	1,326	—	4,757	—	6,083
Impact of foreign currency translation	2,823	—	1,756	—	4,579

Balance at March 31, 2018(1)	$94,218	$35,880	$67,070	$8,194	$205,362

(1)	Other goodwill balance is net of $7.5 million accumulated impairment losses.

There can be no assurance that there will not be impairment charges in future periods as a result of future impairment reviews. To the extent that future impairment charges occur it would likely have a material impact on our financial results.

Note 9—Commitments and Contingencies

Legal Matters

In May 2017, we received notification from a customer alleging a warranty claim associated with software we licensed to them in September 2013. Their claim seeks recovery of $1.269 million in software, professional services and support fees, inclusive of related sales tax. On September 22, 2017, the customer commenced arbitration proceedings in connection with the claim and an arbitration date has been set for May 2018. We believe the claim is without merit and intend to vigorously defend ourselves. At March 31, 2018 we had not accrued for any losses associated with this matter as we do not believe a loss is probable.

We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.

During the three months ended March 31, 2018, we recorded restructuring expenses associated with a facility closure and severance related benefits of $1.5 million, primarily within our general and administrative and sales and marketing expense lines, which will be substantially paid by the end of fiscal year 2018. We also recorded accelerated stock compensation expense of $0.2 million, primarily within general and administrative expenses.

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

The proceeds of the Credit Facility may be used for lawful corporate purposes of Bottomline and its subsidiaries, including acquisitions, share buybacks, capital expenditures, the repayment or refinancing of indebtedness and general corporate purposes. The Credit Facility is available for the issuance of up to $20 million of letters of credit and up to $20 million of swing line loans. The Credit Facility will terminate on December 8, 2021.

Loans outstanding under the Credit Facility will bear interest, at our option, at either (i) a Eurodollar rate plus a margin of between 1.50% and 2.25% based on the Consolidated Net Leverage Ratio (as defined in the Credit Agreement), or (ii) a base rate plus a margin of between 0.50% and 1.25% based on the Consolidated Net Leverage Ratio. Loans under the Credit Agreement may be prepaid at par and commitments under the Credit Agreement may be reduced at any time, in whole or in part, without premium or penalty (except for LIBOR breakage costs).

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

The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.75 to 1.00, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2018; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00.

The Credit Agreement also contains customary events of default and related cure provisions. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies on behalf of the Lenders, including the acceleration of any outstanding loans.

During the three months ended December 31, 2017, we borrowed $150 million against the Credit Facility to finance the repayment of a portion of the principal balance of the 1.5% Convertible Senior Notes that matured on December 1, 2017 (the Notes).

As of March 31, 2018, we were in compliance with the covenants associated with the Credit Facility.

Convertible Senior Notes

On December 1, 2017, we repaid the aggregate principal balance of $189.8 million of the Notes. We borrowed $150 million under our Credit Facility and used $39.8 million of cash on hand to fund the settlement of the Notes.

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

The following table sets forth total interest expense related to the Notes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)
Contractual interest expense (cash)	$—	$711	$1,194	$2,135
Amortization of debt discount (non-cash)	—	3,188	5,574	9,396
Amortization of debt issue costs (non-cash)	—	296	494	888

	$—	$4,195	$7,262	$12,419

Effective interest rate of the liability component	—%	8.22%	8.45%	8.10%

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

Note 11—Derivative Instruments

Note Hedges, Conversion Feature and Warrants

During the three months ended December 31, 2017, in connection with the maturity of the Notes, we settled the Note Hedges and Conversion Feature as discussed in Note 10 Indebtedness. The remaining derivative instruments related to the Notes at March 31, 2018 consist of the Warrants, also discussed in Note 10 Indebtedness. The Warrants continue to meet the classification requirements for inclusion within stockholders’ equity and as such they were not subject to fair value re-measurement. We are required to assess whether we continue to meet the stockholders’ equity classification requirements. If in any future period we failed to satisfy those requirements, we would be required to reclassify the derivative instruments out of stockholders’ equity, to either assets or liabilities depending on their nature, and record those instruments at fair value with changes in fair value reflected in earnings.

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

We designated the interest rate swap as a hedging instrument and it qualified for hedge accounting upon inception and at March 31, 2018. To continue to qualify for hedge accounting, the instrument must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Agreement. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument will be recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings will be recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.

The fair values of the gross asset and gross liability of our interest rate swap and their respective locations in our consolidated balance sheet at March 31, 2018 were as follows:

Description	Balance Sheet Location	March 31, 2018
		(in thousands)
Derivative interest rate swap
Short-term derivative asset	Prepaid expenses and other current assets	$169
Long-term derivative asset	Other assets	$1,830

The following tables present the effect of the derivative interest rate swap in our consolidated statement of comprehensive income (loss) for the three and nine months ended March 31, 2018.

	Amount of Gain (Loss) Recognized in OCI on		Amount of Gain (Loss) Reclassified from AOCI
	Derivative Instruments (Effective Portion)		into Net Income (Loss) (Effective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)
Derivative interest rate swap	$1,300	$—	$(82)	$—

	Amount of Gain (Loss) Recognized in OCI on		Amount of Gain (Loss) Reclassified from AOCI
	Derivative Instruments (Effective Portion)		into Net Income (Loss) (Effective Portion)
	Nine Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)
Derivative interest rate swap	$1,869	$—	$(130)	$—

During the three and nine months ended March 31, 2018, we concluded that no portion of the hedge was ineffective.

As of March 31, 2018, there was $2.0 million of gross unrealized gain in accumulated other comprehensive loss. We expect to reclassify approximately $0.2 million of this unrealized gain from accumulated other comprehensive loss to earnings over the next twelve months.

Note 12—Postretirement and Other Employee Benefits

Defined Benefit Pension Plan

We sponsor a retirement plan for our Swiss-based employees that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under U.S. GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)
Components of net periodic cost
Service cost	$650	$729	$1,914	$2,211
Interest cost	91	31	267	94
Prior service credit	(23)	(22)	(68)	(67)
Net actuarial loss	56	160	165	486
Expected return on plan assets	(306)	(218)	(901)	(661)

Net periodic cost	$468	$680	$1,377	$2,063

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Without limiting the foregoing, the words may, will, should, could, expects, plans, intends, anticipates, believes, estimates, predicts, potential and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to and including the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission (SEC), including Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Financial Highlights

For the nine months ended March 31, 2018, our revenue increased to $287.6 million from $255.9 million in the same period of the prior fiscal year. This revenue increase was attributable to revenue increases in our Cloud Solutions segment of $20.6 million, our Banking Solutions segment of $9.2 million and our Payments and Transactional Documents segment of $1.7 million. Increased revenue from our legal spend management and settlement network solutions accounted for the revenue increase in our Cloud Solutions segment. The Banking Solutions segment’s revenue increase was primarily due to increased services revenue and increased subscription and transaction revenue from our cloud based solutions. The revenue increase in our Payments and Transactional Documents segment was related to higher European subscription and transaction revenue in our payment and document automation products. Our revenue for the nine months ended March 31, 2018 was favorably impacted by $5.0 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling which appreciated against the U.S. Dollar as compared to the same period of the prior fiscal year.

We incurred a net loss of $2.2 million in the nine months ended March 31, 2018 compared to a net loss of $27.5 million in the same period of the prior fiscal year. Our net loss for the nine months ended March 31, 2018 was reduced by the impact of gross profit expansion of $21.7 million and reduced other expense, net of $3.3 million, primarily attributable to the decreases in the amortization of debt discount costs upon the maturity of our 1.5% Convertible Senior Notes on December 1, 2017. The increase in gross margins was primarily driven by increases in revenue in our Cloud Solutions and Banking Solutions segments. Our operating expenses remained relatively consistent in the nine months ended March 31, 2018 compared to the same period in the prior fiscal year. The operating expenses in the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year includes the absence of a goodwill impairment charge of $7.5 million we incurred during the prior fiscal year, a decrease in amortization of acquisition-related intangible assets of $1.7 million and decreased global enterprise resource planning (ERP) implementation and other costs of $1.7 million, offset by an increase in sales and marketing costs of $5.9 million and product development and engineering costs of $2.8 million. Our operating expenses for the nine months ended March 31, 2018 were unfavorably impacted by $1.6 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling which appreciated against the U.S. Dollar as compared to the same period of the prior fiscal year.

In the nine months ended March 31, 2018, we derived approximately 39% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

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

Results of Operations

Three and Nine Months Ended March 31, 2018 Compared to the Three and Nine Months Ended March 31, 2017

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

The following tables represent our segment revenues and our segment measure of profit (loss):

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$46,486	$39,248	$7,238	18.4%	$133,448	$112,837	$20,611	18.3%
Banking Solutions	22,900	18,294	4,606	25.2%	65,175	55,944	9,231	16.5%
Payments and Transactional Documents	27,124	24,107	3,017	12.5%	75,516	73,768	1,748	2.4%
Other	4,626	4,450	176	4.0%	13,488	13,362	126	0.9%

Total revenues	$101,136	$86,099	$15,037	17.5%	$287,627	$255,911	$31,716	12.4%

Segment measure of profit (loss):
Cloud Solutions	$9,308	$7,116	$2,192	30.8%	$28,342	$19,347	$8,995	46.5%
Banking Solutions	1,630	388	1,242	320.1%	4,939	1,456	3,483	239.2%
Payments and Transactional Documents	7,661	7,451	210	2.8%	21,755	22,644	(889)	(3.9)%
Other	(627)	(570)	(57)	(10.0)%	(2,014)	(1,928)	(86)	(4.5)%

Total measure of segment profit	$17,972	$14,385	$3,587	24.9%	$53,022	$41,519	$11,503	27.7%

A reconciliation of the measure of total segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)
Total measure of segment profit	$17,972	$14,385	$53,022	$41,519
Less:
Amortization of acquisition-related intangible assets	(5,818)	(6,006)	(16,708)	(18,381)
Goodwill impairment charge	—	—	—	(7,529)
Stock-based compensation expense	(8,592)	(7,354)	(25,132)	(24,209)
Acquisition and integration-related expenses	(224)	(501)	(1,596)	(2,272)
Restructuring expenses	(1,485)	(561)	(1,476)	(561)
Minimum pension liability adjustments	3	(264)	(35)	(805)
Global ERP system implementation and other costs	(1,558)	(2,076)	(4,973)	(6,673)
Other expense, net	(1,293)	(4,479)	(9,288)	(12,596)

Loss before income taxes	$(995)	$(6,856)	$(6,186)	$(31,507)

Cloud Solutions

Revenues from our Cloud Solutions segment increased $7.2 million for the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $1.3 million, due primarily to increased revenue of $6.1 million from our settlement network solutions and $1.1 million from our legal spend management solutions. Our legal spend management solutions revenue for the three months ended March 31, 2017 included the revenue impact of a large customer program which went live, impacting our year over year growth rate in the three months ended March 31, 2018. Segment profit increased $2.2 million for the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $2.6 million and increased operating expenses of $2.4 million primarily related to increased sales and marketing costs.

Revenues from our Cloud Solutions segment increased $20.6 million for the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $1.9 million, due primarily to increased revenue of $15.6 million from our settlement network solutions and $5.0 million from our legal spend management solutions. Our legal spend management solutions revenue for the nine months ended March 31, 2017 included the revenue impact of a large customer program which went live, impacting our year over year growth rate in the nine months ended March 31, 2018. Segment profit increased $9.0 million for the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $7.0 million and increased operating expenses of $4.6 million. We expect revenue and profit for the Cloud Solutions segment to increase in fiscal year 2018 as compared to the prior fiscal year, as a result of increased revenue from our legal spend management and settlement network solutions.

Banking Solutions

Revenues from our Banking Solutions segment increased $4.6 million for the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, due primarily to increased services revenue of $2.6 million and subscriptions and transactions revenue of $1.6 million. Segment profit increased $1.2 million for the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $2.4 million and increased operating expenses of $1.0 million.

Revenues from our Banking Solutions segment increased $9.2 million for the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, due primarily to increased services revenue of $6.2 million, subscriptions and transactions revenue of $2.0 million and software license revenue of $0.8 million. Segment profit increased $3.5 million for the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $4.5 million and increased sales and marketing expenses of $1.1 million. We expect revenue and profit for the Banking Solutions segment to increase in fiscal year 2018 as compared to the prior fiscal year, as a result of our continued deployment of our newer banking solutions.

Payments and Transactional Documents

Revenues from our Payments and Transactional Documents segment increased $3.0 million for the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $1.9 million, due primarily to increased subscription and transactions revenue of $3.0 million from our European payments and transactional documents solutions. The segment profit increase of $0.2 million for the three months ended March 31, 2018, as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $0.7 million, was primarily attributable to the revenue increase described above, partially offset by increased cost of revenues of $0.6 million and increased operating expenses of $2.2 million primarily related to increased sales and marketing costs.

Revenues from our Payments and Transactional Documents segment increased $1.7 million for the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $3.0 million, due primarily to increased subscription and transaction revenue of $6.0 million from our European payments and transactional documents solutions, partially offset by decreased software license revenue of $1.8 million and decreased service and maintenance revenue of $1.5 million. The segment profit decrease of $0.9 million for the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $1.1 million, was primarily attributable to increased sales and marketing expenses of $2.6 million, partially offset by the revenue increase described above. We expect revenue for the Payments and Transactional Documents segment to increase and profit to remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year, as a result of increased sales of our payment and document automation solutions.

Other

Revenues and profit from our Other segment remained relatively consistent for the three and nine months ended March 31, 2018 as compared to the same periods in the prior fiscal year. We expect Other segment revenue to increase slightly and profit to remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year, principally as the result of increased sales of our cyber fraud and risk management products.

Revenues by category

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions and transactions	$67,378	$55,851	$11,527	20.6%	$191,279	$163,627	$27,652	16.9%
Software licenses	3,134	2,735	399	14.6%	8,119	8,348	(229)	(2.7)%
Service and maintenance	29,476	26,344	3,132	11.9%	85,251	79,937	5,314	6.6%
Other	1,148	1,169	(21)	(1.8)%	2,978	3,999	(1,021)	(25.5)%

Total revenues	$101,136	$86,099	$15,037	17.5%	$287,627	$255,911	$31,716	12.4%

As % of total revenues:
Subscriptions and transactions	66.7%	64.8%			66.6%	63.9%
Software licenses	3.1%	3.2%			2.8%	3.3%
Service and maintenance	29.1%	30.6%			29.6%	31.2%
Other	1.1%	1.4%			1.0%	1.6%

Total revenues	100.0%	100.0%			100.0%	100.0%

Subscriptions and Transactions

Revenues from subscriptions and transactions increased $11.5 million for the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $1.6 million. The overall revenue increase was due principally to increases in revenue from our Cloud Solutions segment and Payments and Transactional Documents segment of $7.1 million and $2.9 million, respectively, as well as an increase in revenue from our Banking Solutions segment of $1.6 million.

Revenues from subscriptions and transactions increased $27.7 million for the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $2.3 million. The overall revenue increase was due principally to increases in revenue from our Cloud Solutions segment and Payments and Transactional Documents segment of $19.7 million and $6.0 million, respectively, as well as an increase in revenue from our Banking Solutions segment of $2.0 million. We expect subscriptions and transactions revenues to increase in fiscal year 2018 as compared to the prior fiscal year, primarily as a result of the revenue contribution from our legal spend management solutions and settlement network solutions and revenue increases in our Banking Solutions segment.

Software Licenses

Revenues from software licenses increased $0.4 million for the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, primarily as a result of increased revenue from our Other segment of $0.4 million.

Revenues from software licenses decreased $0.2 million for the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, primarily as a result of decreased revenue from our Payments and Transactional Documents segment of $1.8 million, partially offset by increased revenue from our Banking Solutions segment and Other segment of $0.8 million each. The decreased revenue from our Payments and Transactional Documents segment was primarily due to our European payments and documents automation solutions. We expect software license revenues to decrease slightly in fiscal year 2018 as compared to the prior fiscal year.

Service and Maintenance

Revenues from service and maintenance increased $3.1 million for the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $1.3 million. The overall revenue increase was primarily the result of increased revenue from our Banking Solutions segment of $2.9 million.

Revenues from service and maintenance increased $5.3 million for the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $2.2 million. The overall revenue increase was primarily the result of increased revenue from our Banking Solutions and Cloud Solutions segments of $6.4 million and $0.9 million, respectively, partially offset by decreased revenue from our Payments and Transactional Documents segment of $1.5 million, primarily from our European payments and documents automation solutions.We expect that service and maintenance revenues will increase slightly in fiscal year 2018 as compared to the prior fiscal year.

Other

Our other revenues consist principally of equipment and supplies sales, which remained minor components of our overall revenue. We expect that other revenues will decrease slightly in fiscal year 2018 as compared to the prior fiscal year.

Cost of revenues by category

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions and transactions	$30,760	$25,867	$4,893	18.9%	$85,372	$74,535	$10,837	14.5%
Software licenses	233	265	(32)	(12.1)%	632	589	43	7.3%
Service and maintenance	13,793	12,607	1,186	9.4%	38,993	39,308	(315)	(0.8)%
Other	930	835	95	11.4%	2,298	2,891	(593)	(20.5)%

Total cost of revenues	$45,716	$39,574	$6,142	15.5%	$127,295	$117,323	$9,972	8.5%

Gross Profit ($)	$55,420	$46,525	$8,895	19.1%	$160,332	$138,588	$21,744	15.7%
Gross Profit (%)	54.8%	54.0%			55.7%	54.2%

As % of total revenues:
Subscriptions and transactions	30.4%	30.1%			29.7%	29.1%
Software licenses	0.2%	0.3%			0.2%	0.2%
Service and maintenance	13.7%	14.6%			13.6%	15.4%
Other	0.9%	1.0%			0.8%	1.1%

Total cost of revenues	45.2%	46.0%			44.3%	45.8%

Subscriptions and Transactions

Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs remained relatively consistent at 46% of subscription and transactions revenues in each of the three months ended March 31, 2018 and 2017.

Subscriptions and transactions costs decreased slightly to 45% of subscription and transactions revenues in the nine months ended March 31, 2018 compared to 46% of subscriptions and transactions revenues in the nine months ended March 31, 2017. We expect that subscriptions and transactions costs as a percentage of subscriptions and transactions revenues will remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year.

Software Licenses

Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased to 7% of software license revenues in the three months ended March 31, 2018 as compared to 10% of software license revenues in the three months ended March 31, 2017, due primarily to increased software license gross profit in our Other segment.

Software license costs remained consistent at 8% of software license revenues in the nine months ended March 31, 2018 as compared to 7% of software license revenues in the nine months ended March 31, 2017. We expect that software license costs as a percentage of software license revenues will remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year.

Service and Maintenance

Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased slightly to 47% of service and maintenance revenues in the three months ended March 31, 2018 as compared to 48% of service and maintenance revenues in the three months ended March 31, 2017. Service and maintenance costs decreased to 46% of service and maintenance revenues in the nine months ended March 31, 2018 as compared to 49% of service and maintenance revenues in the nine months ended March 31, 2017. The decrease in service and maintenance costs as a percent of service and maintenance revenues for the three and nine months ended March 31, 2018 as compared to the same periods in the prior fiscal year was driven principally by gross margin improvement in our Banking Solutions segment, as new customers deployed our solutions. We expect that service and maintenance costs as a percentage of service and maintenance revenues will continue to decrease slightly as additional customers go-live on the banking solutions platforms in fiscal year 2018 as compared to the prior fiscal year.

Other

Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business. We expect that other costs as a percentage of other revenues will increase slightly in fiscal year 2018 as compared to the prior fiscal year.

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$22,418	$18,976	$3,442	18.1%	$63,119	$57,176	$5,943	10.4%
Product development and engineering	14,131	13,057	1,074	8.2%	41,838	39,074	2,764	7.1%
General and administrative	12,755	10,863	1,892	17.4%	35,565	35,339	226	0.6%
Amortization of acquisition-related intangible assets	5,818	6,006	(188)	(3.1)%	16,708	18,381	(1,673)	(9.1)%
Goodwill impairment charge	—	—	—	—%	—	7,529	(7,529)	(100.0)%

Total operating expenses	$55,122	$48,902	$6,220	12.7%	$157,230	$157,499	$(269)	(0.2)%

As % of total revenues:
Sales and marketing	22.2%	22.0%			21.9%	22.3%
Product development and engineering	14.0%	15.2%			14.5%	15.3%
General and administrative	12.6%	12.6%			12.4%	13.8%
Amortization of acquisition-related intangible assets	5.8%	7.0%			5.8%	7.2%
Goodwill impairment charge	—%	—%			—%	2.9%

Total operating expenses	54.6%	56.8%			54.6%	61.5%

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due primarily to an increase in employee related costs of $2.9 million due in part to the impact of our recent acquisitions.

Sales and marketing expenses increased in the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017 due primarily to an increase in employee related costs of $5.0 million due in part to the impact of our recent acquisitions. We expect sales and marketing expenses as a percentage of total revenue will remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year.

Product Development and Engineering

Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three and nine months ended March 31, 2018 as compared to the three and nine months ended March 31, 2017 increased principally as a result of an increase in headcount related costs. We expect product development and engineering expenses as a percentage of total revenues will remain relatively consistent in fiscal year 2018 as compared to the prior fiscal year.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due primarily to an increase in employee related costs of $1.8 million.

General and administrative expenses increased in the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017 due primarily to increased employee related costs of $2.0 million, partially offset by decreased global ERP implementation and other costs of $1.7 million. We expect general and administrative expenses as a percentage of total revenues will decrease slightly in fiscal year 2018 as compared to the prior fiscal year, primarily as a result of decreased global internal system implementation costs.

Amortization of Intangible Assets

We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the three and nine months ended March 31, 2018 as compared to the three and nine months ended March 31, 2017 occurred as a result of amortization rates decreasing over the underlying asset lives. We expect that total amortization expense for acquired intangible assets for the remainder of fiscal year 2018 will be approximately $5.8 million.

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

Other Expense, Net

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$67	$107	$(40)	(37.4)%	$184	$390	$(206)	(52.8)%
Interest expense	(1,467)	(4,408)	2,941	66.7%	(9,724)	(12,591)	2,867	22.8%
Other income (expense), net	107	(178)	285	160.1%	252	(395)	647	163.8%

Other expense, net	$(1,293)	$(4,479)	$3,186	71.1%	$(9,288)	$(12,596)	$3,308	26.3%

Other expense, net decreased $3.2 million for the three months ended March 31, 2018 and $3.3 million for the nine months ended March 31, 2018 compared to the same periods in the prior fiscal year, respectively, primarily due to decreases in the amortization of debt discount costs upon the maturity of our Notes on December 1, 2017.

Provision for Income Taxes

We recorded an income tax expense of $7,000 and an income tax benefit of $0.2 million for the three months ended March 31, 2018 and 2017, respectively. We recorded an income tax benefit of $4.0 million for each of the nine months ended March 31, 2018 and 2017. The income tax benefit for the nine months ended March 31, 2018 includes a provisional discrete tax benefit of $4.4 million relating to the enactment of the Tax Act in the United States. The income tax benefit for the nine months ended March 31, 2017 includes a discrete tax benefit in Switzerland of $4.5 million related to the impairment of its investment in Intellinx Ltd. (a wholly owned subsidiary). Please refer to Note 7 Income Taxes to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

As of March 31, 2018, we were in compliance with the covenants associated with the Credit Facility.

One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the nine months ended March 31, 2018 and 2017 are summarized in the tables below:

	March 31,	June 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$92,101	$124,569
Marketable securities	10,025	1,973
Borrowings under credit facility	150,000	—
Convertible senior notes (1)	—	183,682

(1)	The Notes are shown on our Consolidated Balance Sheets at their carrying value, which represents the principal balance of $189.8 million less unamortized discount and debt issuance costs.

	Nine Months Ended March 31,
	2018	2017
	(in thousands)
Cash provided by operating activities	$40,814	$45,939
Cash used in investing activities	(36,634)	(2,522)
Cash used in financing activities	(38,787)	(14,360)
Effect of exchange rates on cash	2,139	(2,441)

Cash, cash equivalents and marketable securities. At March 31, 2018, our cash and cash equivalents of $92.1 million consisted primarily of cash deposits held at major banks and money market funds. The $32.5 million decrease in cash and cash equivalents at March 31, 2018 from June 30, 2017 was primarily due to the repayment of the Notes of $189.8 million, offset by $150.0 million borrowed under our Credit Facility; business acquisitions, net of cash acquired, of $13.7 million; purchases of available-for-sale securities of $9.9 million and capital expenditures, including capitalization of software costs of $14.9 million, partially offset by cash generated from operations of $40.8 million.

Cash, cash equivalents and marketable securities included approximately $53.6 million held by our foreign subsidiaries as of March 31, 2018. Our current intention is to reinvest these amounts in the growth of our foreign operations. If our reinvestment plans change based on future events and we decide to repatriate these amounts to fund our domestic operations, we could be subject to foreign withholding taxes and state income taxes.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Increases primarily in the foreign currency exchange rates of the British Pound, Swiss Franc and Euro to the U.S. Dollar increased our overall cash balances by approximately $2.1 million for the nine months ended March 31, 2018. Further changes in the foreign currency exchange rates of these and other currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation expense, deferred income tax benefits or expenses, and impairment charges and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations decreased by $5.1 million in the nine months ended March 31, 2018 versus the same period in the prior fiscal year. The decrease was primarily related to a decrease in cash flows from accounts receivable of $21.5 million, due in part to increased annual maintenance renewals, and non-cash adjustments to our net loss of $9.9 million, partially offset by a decrease in our net loss of $25.3 million.

At March 31, 2018, we had U.S. net operating loss carryforwards of $109.4 million, which expire at various times through fiscal year 2038, Switzerland net operating losses of $16.4 million, which expire in fiscal year 2024, and other foreign net operating loss carryforwards of $28.1 million, primarily in Europe and Israel, which have no statutory expiration date. We also have approximately $6.2 million of research and development tax credit carryforwards available, which expire at various points through fiscal year 2038. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At March 31, 2018, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $34.1 million increase in net cash used in investing activities for the nine months ended March 31, 2018 versus the same period in the prior fiscal year was primarily due to a decrease in proceeds from sale of available-for-sale securities of $29.5 million and cash used to fund business acquisitions, net of cash acquired, of $13.7 million, partially offset by a decrease in capital expenditures of $5.4 million.

Financing Activities. Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock through employee equity incentive plans. The $24.4 million increase in cash used in financing activities for the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year was primarily due to the repayment of the Notes of $189.8 million, net of $150.0 million borrowed under our Credit Facility, and further offset by a decrease in cash used to repurchase our common stock of $15.0 million.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of March 31, 2018:

	Payment Due by Fiscal Year
	Remainder of 2018	2019-2020	2021-2022	Thereafter	Total
	(in thousands)
Credit Facility
Principal payment	$—	$—	$150,000	$—	$150,000
Interest payments (1)	1,226	10,019	7,216	—	18,461
Commitment fee (2)	75	600	433	—	1,108
Note payable	190	1,143	—	—	1,333
Operating leases	1,499	10,169	7,227	6,587	25,482
Purchase commitments	1,665	7,723	92	—	9,480

Total contractual obligations	$4,655	$29,654	$164,968	$6,587	$205,864

(1)	The Credit Facility carries a variable rate of interest. Interest payments were estimated using the applicable interest rate as of March 31, 2018 net of the impact of the interest rate swap we entered into on July 10, 2017.
(2)	The Credit Facility agreement includes a commitment fee, which we have included in the table above, based on the applicable interest rate as of March 31, 2018 and our unborrowed capacity of $150 million.

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.5 million, has been excluded from the table above. These amounts have been excluded because, as of March 31, 2018, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2018, which is $1.6 million based on foreign exchange rates in effect on March 31, 2018. We have not disclosed contributions for periods after fiscal year 2018, as those amounts are subject to future changes.

During the three months ended March 31, 2018, we recorded restructuring expenses associated with a facility closure and severance related benefits of $1.5 million, primarily within our general and administrative and sales and marketing expense lines, which will be substantially paid by the end of fiscal year 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended March 31, 2018.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In fiscal year 2018, we implemented the first phase of a company-wide enterprise resource planning (ERP) system. We have assessed and continued to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal controls over financial reporting. Where appropriate, we have made changes to our internal controls to address system changes and to help ensure that we maintained effective internal controls over financial reporting as of March 31, 2018.

With the exception of the implementation of our ERP solution, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	—	$—	—	$20,140,000
February 1, 2018 - February 28, 2018	—	—	—	20,140,000
March 1, 2018 - March 31, 2018	—	—	—	20,140,000

Total	—	$—	—

(1)	On July 8, 2016 our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $60 million. This program expires on July 8, 2018.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Presentation Linkbase Document					X

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and 2017 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: May 8, 2018	By:	/S/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)