Form 10-Q
period 2018-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2018-11-09
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2018 was 43,091,932.

BOTTOMLINE TECHNOLOGIES (de), INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	June 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$76,371	$121,860
Cash held for customers	3,211	2,753
Marketable securities	10,011	10,012
Accounts receivable net of allowances for doubtful accounts of $930 at September 30, 2018 and $996 at June 30, 2018	67,067	74,305
Prepaid expenses and other current assets	30,624	19,781

Total current assets	187,284	228,711
Property and equipment, net	28,777	28,895
Goodwill	202,269	200,024
Intangible assets, net	165,459	161,785
Other assets	31,368	16,553

Total assets	$615,157	$635,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,071	$10,251
Accrued expenses and other current liabilities	31,401	34,994
Customer account liabilities	3,211	2,753
Deferred revenue	63,079	75,356

Total current liabilities	107,762	123,354
Borrowings under credit facility	110,000	150,000
Deferred revenue, non-current	17,145	23,371
Deferred income taxes	11,315	8,367
Other liabilities	19,671	19,944

Total liabilities	265,893	325,036
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-46,136 at September 30, 2018 and 44,834 at June 30, 2018; outstanding shares-40,406 at September 30, 2018 and 39,028 at June 30, 2018	46	45
Additional paid-in-capital	690,925	678,549
Accumulated other comprehensive loss	(31,721)	(30,633)
Treasury stock: 5,730 shares at September 30, 2018 and 5,806 shares at June 30, 2018, at cost	(128,216)	(129,914)
Accumulated deficit	(181,770)	(207,115)

Total stockholders’ equity	349,264	310,932

Total liabilities and stockholders’ equity	$615,157	$635,968

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2018	2017
Revenues:
Subscriptions and transactions	$69,768	$60,714
Software licenses	4,512	2,365
Service and maintenance	27,405	27,342
Other	752	875

Total revenues	102,437	91,296
Cost of revenues:
Subscriptions and transactions	31,669	27,422
Software licenses	231	170
Service and maintenance	12,706	12,300
Other	524	667

Total cost of revenues	45,130	40,559

Gross profit	57,307	50,737
Operating expenses:
Sales and marketing	23,022	19,349
Product development and engineering	16,565	13,864
General and administrative	13,865	11,837
Amortization of acquisition-related intangible assets	5,326	5,188

Total operating expenses	58,778	50,238

Income (loss) from operations	(1,471)	499
Other expense, net	(781)	(4,283)

Loss before income taxes	(2,252)	(3,784)
Benefit from (provision for) income taxes	1,334	(457)

Net loss	$(918)	$(4,241)

Basic and diluted net loss per share:	$(0.02)	$(0.11)

Shares used in computing basic and diluted net loss per share:	39,689	37,730

Other comprehensive income (loss), net of tax:
Unrealized loss on available for sale securities	(2)	—
Unrealized gain (loss) on interest rate hedging transactions	327	(235)
Minimum pension liability adjustments	(46)	104
Foreign currency translation adjustments	(1,367)	1,373

Other comprehensive income (loss), net of tax:	(1,088)	1,242

Comprehensive loss	$(2,006)	$(2,999)

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(918)	$(4,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	5,326	5,188
Stock-based compensation plan expense	12,342	8,460
Depreciation and other amortization	5,640	4,668
Gain on sale of cost-method investment	(237)	—
Deferred income tax benefit	(1,794)	(142)
Provision for allowances on accounts receivable	44	69
Amortization of debt issuance costs	104	406
Amortization of debt discount	—	3,303
Amortization of premium (discount) on investments	(37)	2
Loss on disposal of equipment	592	—
Loss on foreign exchange	126	22
Changes in operating assets and liabilities:
Accounts receivable	5,239	3,736
Prepaid expenses and other current assets	(2,031)	(1,896)
Other assets	(955)	531
Accounts payable	246	1,367
Accrued expenses	(2,828)	(2,750)
Customer account liabilities	496	—
Deferred revenue	(9,086)	(13,120)
Other liabilities	(287)	151

Net cash provided by operating activities	11,982	5,754
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(8,895)	(546)
Proceeds from sale of cost-method investment	237	—
Purchases of available-for-sale securities	(2,665)	—
Proceeds from sales of available-for-sale securities	2,700	1,903
Capital expenditures, including capitalization of software costs	(8,378)	(3,715)

Net cash used in investing activities	(17,001)	(2,358)
Financing activities:
Repayment of amounts borrowed under revolving credit facility	(40,000)	—
Repayment of notes payable	(183)	(2,019)
Settlement of warrants	(4)	—
Debt issuance costs related to credit facility	(597)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,718	1,536

Net cash used in financing activities	(39,066)	(483)
Effect of exchange rate changes on cash	(946)	781

Increase (decrease) in cash, cash equivalents and restricted cash	(45,031)	3,694
Cash, cash equivalents and restricted cash at beginning of period	124,613	124,569

Cash, cash equivalents and restricted cash at end of period	$79,582	$128,263

Cash and cash equivalents at end of period	$76,371	$128,263
Cash held for customers at end of period	3,211	—

Cash, cash equivalents and restricted cash at end of period	$79,582	$128,263

Supplemental disclosures of non-cash financing activities:
Issuance of note payable to seller in connection with acquisition	$—	$1,836
Issuance of common stock upon settlement of the warrants	$55,796	$—

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies (de), Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2019. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2018.

Note 2—Recent Accounting Pronouncements

Recently Adopted Pronouncements

Revenue Recognition: In May 2014, the FASB issued an accounting standard update which provides for new revenue recognition guidance, superseding nearly all prior revenue recognition guidance. The new revenue standard outlines a single comprehensive model for accounting for revenue from contracts with customers and requires more detailed revenue disclosures. The core principle of the new standard is that revenue is to be recognized in a manner that depicts the transfer of promised goods or services to customers at amounts that reflect the consideration which the entity expects to be entitled under the arrangement.

We adopted the new revenue standard on July 1, 2018 using the modified retrospective method of adoption applied to open contracts at that date and upon adoption recorded a $26.3 million decrease to our accumulated deficit balance. The adjustments we recorded at transition were composed of:

(in thousands)
Decrease to accounts receivable	$(1,914)
Increase to contract assets	5,118
Decrease to deferred revenue	9,839
Increase to capitalized fulfillment costs	11,648
Increase to capitalized sales commissions	4,952
Tax effects	(3,380)

Total decrease to accumulated deficit	$26,263

The adjustment to accounts receivable relates primarily to unbilled receivables reclassified as contract assets. The increase to contract assets relates to revenue recognized in excess of the amount billed to the customer and the right to payment contingent on conditions other than the passage of time, such as the completion of a related performance obligation. Adjustments to deferred revenue relate primarily to the acceleration of revenue as compared to the previous revenue recognition standard. This largely relates to transactions under legacy GAAP where revenue was deferred due to a lack of vendor specific objective evidence of fair value, transactions accounted for under a combined services arrangement, transactions that had contractually stipulated price increases that were accounted for as the increases occurred and certain contingent revenue arrangements. Adjustments to capitalized fulfillment costs and capitalized sales commissions reflect the requirement to capitalize these costs under the new standard. Prior to adoption, we expensed these costs as incurred. Capitalized costs are recorded as components of our prepaid expenses and other current assets and other assets in our consolidated balance sheet.

Please refer to Note 3 Revenue Recognition for discussion of the adoption of this new standard.

Financial Instruments—Classification and Measurement: In January 2016, the FASB issued an accounting standard update which requires that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available for sale as a component of other comprehensive income. Subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This standard does not change the guidance for classifying and measuring investments in debt securities and loans. We adopted this standard effective July 1, 2018 and it did not have an impact on our financial statements, but could impact our financial statements in the future if observable price changes occur for investments we hold that do not have readily determinable fair values.

Statement of Cash Flows: In August and November of 2016, the FASB issued updated accounting standards which address the classification and presentation of certain cash receipts, cash payments and restricted cash in the statement of cash flows. We adopted these standards retrospectively on July 1, 2018. As a result of adoption, our statement of cash flows reflects any changes in cash held for customers as an operating activity within customer account liabilities.

Our consolidated balance sheets include cash held for customers and a liability for the same amount. Cash held for customers and the related customer account liabilities arise from certain payment transactions we process on behalf of customers where we collect and hold customer funds for a short transient period before disbursing the cash and settling the liability. Cash we hold on behalf of customers is segregated from our other corporate cash accounts and is not available for use by us.

Defined Benefit Plan Expenses: In March 2017, the FASB issued an accounting standard update that changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (the service cost component) and non-operating expense (all other components of net periodic defined benefit cost). Under the revised standard, the service cost component is classified consistently with other compensation costs, while all other components are reported in other income and expense. We adopted this standard retrospectively on July 1, 2018 and reclassified approximately $0.2 million from income from operations to other expense, net for the three months ended September 30, 2017 in our consolidated statement of comprehensive loss.

Accounting Pronouncements to be Adopted

Leases: In February 2016, the FASB issued an accounting standard update which requires balance sheet recognition of a lease liability and a corresponding right-of-use asset for all leases with terms longer than twelve months. The pattern of recognition of lease related revenue and expenses will be dependent on its classification. The updated standard requires additional financial statement disclosures. We will adopt this standard on July 1, 2019. We anticipate that the standard will have a material impact to our consolidated balance sheet due to the recognition of right of use assets and lease liabilities and additional disclosures. We are able to adopt the standard using either a modified retrospective method or recording a cumulative effect of adoption on the adoption date (July 1, 2019).

Financial Instruments—Credit Losses: In June 2016, the FASB issued an accounting standard update that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments including trade receivables. The estimate of expected credit losses will require entities to incorporate historical information, current information and reasonable and supportable forecasts. This standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This standard is effective for us on July 1, 2020, with early application permitted. We are currently evaluating the anticipated impact of this standard on our financial statements as well as timing of adoption.

Goodwill Impairment: In January 2017, the FASB issued an accounting standard update to simplify the test for goodwill impairment which removes step 2 from the goodwill impairment test. Under the revised standard, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for us on July 1, 2020 on a prospective basis, with early adoption permitted for periods beginning on or after January 1, 2017. We do not currently intend to early adopt this standard and we do not currently expect the adoption of this standard to have a material impact on our financial statements.

Share-Based Compensation—Nonemployee Share-Based Payment Accounting: In June 2018, the FASB issued an accounting standard update to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. Under the revised standard, measurement of nonemployee awards will be fixed at the grant date by estimating the fair value of the equity instruments to be issued. Additionally, during the vesting period, nonemployee awards that contain a performance condition that affects the quantity or other terms of the award are measured based on the probable outcome. Upon adoption, entities must recognize a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption for equity-classified nonemployee awards for which a measurement date has not been established and liability-classified nonemployee awards that have not been settled. This standard is effective for us on July 1, 2019. We are currently evaluating the impact of this standard on our financial statements.

Note 3—Revenue Recognition

Significant Accounting Policy

Effective July 1, 2018, we adopted a new accounting standard related to revenue recognition on a modified retrospective basis to all open contracts. Other than changes in our accounting policies for revenue recognition and deferred contract costs due to the adoption of this standard, there have been no significant changes to our accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Revenue Recognition

We generate revenue from the sale of SaaS or cloud based services inclusive of both fixed and usage-based fees, perpetual and term software licenses, professional services such as consulting and implementation services, software support and maintenance and, to a lesser extent, through the sale of hardware and supplies. We recognize revenue as we transfer goods and services to customers, at amounts we expect to receive as consideration under enforceable contractual arrangements. Revenue is recognized as we satisfy contractual performance obligations, which can occur either at a point in time or over time. For perpetual and term software licenses that do not involve significant customization and for equipment and supplies sales, we normally record revenue at a point in time. For professional services, support and maintenance, stand-ready performance obligations with respect to our hosted or SaaS solutions and for software licenses that are dependent on significant customization by us we normally record revenue over time.

We recognize revenue according to a five step model that involves:

•	Identifying the contract (or contracts) with a customer;

•	Identifying the performance obligations in the contract(s);

•	Determining the transaction price;

•	Allocating the transaction price to the contractual performance obligations, and

•	Recognizing revenue as we satisfy the performance obligations.

We consider a contract to exist when we have legally enforceable rights and obligations with a customer. Our contracts can take a variety of forms but are normally in writing and document all major commercial terms such as the goods or services we will be obligated to transfer under the arrangement, the amount the customer is obligated to pay to us upon fulfillment of our obligations and the payment terms.

Performance obligations in a contract are accounted for separately if they are determined to be distinct. We consider a performance obligation to be distinct if that good or service is separately identified from other items in the contract and if the customer can benefit from that performance obligation on its own or together with resources that are readily available to the customer. In assessing whether a customer can benefit from a performance obligation on its own, we consider factors such as the interdependency or interrelationship of the item with other goods or services in the contract, the complexity of any required integration or customization and the ability of the customer’s personnel or other third party providers to fulfill like goods or services. If a particular good or service is not considered to be distinct, it is combined with other performance obligations in the arrangement and revenue is recognized as the combined performance obligation is transferred to the customer.

The transaction price is the amount of consideration we expect to be entitled to under a contract upon fulfillment of the performance obligations. The starting point for estimating the transaction price is the selling price stipulated in the contract, however we include in the determination of the overall transaction price an estimate of variable consideration to the extent it is probable that inclusion will not result in a significant future reversal of revenue. Variable consideration can arise in our arrangements as a result of usage-based fees. For contracts with a long period over which usage-based fees can arise, or in contracts with customers with whom we do not have a reasonable operating history, we often constrain the amount of variable consideration included in the transaction price. We update our estimate of variable consideration at the end of each financial reporting period. We exclude from the determination of the transaction price sales and other taxes we bill to and collect from customers and remit to government authorities. Shipping and handling activities performed after the customer has obtained control of the good or service is accounted for as a fulfillment activity.

The transaction price is allocated to contractual performance obligations on a relative standalone selling price basis. We normally estimate standalone selling price using the adjusted market approach, maximizing the use of observable inputs and other factors that can include: the price we charge when we sell an item separately, our internal price lists and internal pricing guidelines, cost of delivering the item and overall gross margin expectations and information about the customer or class of customer. Revenue is recorded, either at a point in time or over time, as we satisfy the performance obligations in a contract.

Nature of Goods and Services

Subscriptions and Transactions: We generate subscription and transaction revenue through the provision of hosted and SaaS based solutions which can include contractually fixed revenue amounts as well as usage based fees. Our SaaS arrangements normally consist of an obligation for us to provide continuous access to a technology solution that we host, which we account for as a stand-ready performance obligation. These contracts may also be subject to variable pricing or overage fees based on customer processing, usage or volume. We typically recognize revenue for fixed subscription fees ratably over the non-cancelable term of the contract, commencing on the date the customer has access to the solution. In circumstances where we meet certain requirements to allocate variable consideration to a distinct service within a series of related services, we allocate variable consideration to each distinct period of service within the series. If we do not meet those requirements, we include an estimate of variable consideration in the transaction price and recognize it ratably over the non-cancelable term of the contract.

For certain of our hosted or SaaS solutions, customers are charged a fee for implementation services. In determining whether the implementation services are distinct from the hosting services we consider various factors including the level of customization, complexity of the integration, the interdependency and interrelationship between the implementation services and the hosting services and the ability (or inability) of the customer’s personnel or other service providers to perform the implementation services. We have concluded that the implementation services in our hosting arrangements with multiple performance obligations are not distinct and therefore we recognize fees for implementation services ratably over the non-cancelable term of the hosting contract.

We license certain software on a subscription basis under contractual arrangements where customers pay a specified fee, inclusive of support and maintenance, for a time-based license right to use our software. These fees recur periodically, unless the customer opts to cancel their subscription arrangement with us. These contracts typically contain two distinct performance obligations: the software license and support and maintenance. The portion of the transaction price allocated to the license right is recognized at the point in time in which we have provided the customer access to the intellectual property and the license term has commenced. The portion of the transaction price allocated to support and maintenance is recognized ratably over the non-cancelable contract term.

Software Licenses: Software licenses revenue reflects fees we charge to license software on a perpetual basis. For software licenses that do not include significant customization, we recognize revenue at the point in time where the customer has obtained access to the intellectual property and the license period has commenced.

Certain of our software arrangements require significant customization and modification and involve extended implementation periods. In these arrangements the professional services and software license are highly interdependent and we treat the software license and professional services as a combined performance obligation. We recognize revenue for the combined performance obligation over time and measure progress to completion based on labor hours incurred as a percentage of total expected labor hours. We believe the use of labor hours as an input measure provides a faithful depiction of the transfer of goods and services under these contracts.

Support and Maintenance: Our software licenses are generally sold with post-contract support which is comprised of technical support and unspecified software upgrades. Unspecified upgrades refer to software upgrades which we make available at our discretion and from time-to-time, on a “when and as available” basis. We account for post-contract support as a stand-ready performance obligation and recognize revenue ratably over the non-cancelable contract term which is typically one year.

Professional Services: Our professional services revenue is normally comprised of implementation, consulting and training services. Except for professional service performance obligations that form part of an overall, highly customized arrangement, our professional services typically represent distinct performance obligations and revenue is recognized as the services are performed.

Other: Other revenue is derived from the sale of equipment and supplies and is recognized at the point in time control transfers to the customer.

Disaggregation of Revenue

The table below presents our revenue disaggregated by major product category and the related financial statement classification of revenue for the three months ended September 30, 2018.

	Three Months Ended September 30, 2018
	Settlement Network Solutions	Legal Spend Management Solutions	Banking Solutions	Payments and Transactional Documents	Healthcare	Other	Total
	(in thousands)
Financial statement classification:
Subscriptions and transactions	$24,282	$18,396	$15,666	$10,569	$826	$29	$69,768
Software licenses	572	—	1,326	2,154	419	41	4,512
Service and maintenance	6,325	—	5,260	12,759	898	2,163	27,405
Other	—	—	—	752	—	—	752

Total revenues	$31,179	$18,396	$22,252	$26,234	$2,143	$2,233	$102,437

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2018 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of SaaS hosting/subscription obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations.

Revenue allocated to remaining performance obligations was $355.5 million as of September 30, 2018 of which we expect to recognize approximately $160.7 million over the next twelve months and the remainder thereafter. We exclude from our measure of remaining performance obligations amounts related to future transactional or usage based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services.

Contract Assets and Liabilities

The table below presents our accounts receivable, contract assets and deferred revenue balances as of July 1, 2018 and September 30, 2018.

	July 1,	September 30,
	2018	2018	$ Change
	(in thousands)
Accounts receivable	$72,391	$67,067	$(5,324)
Contract assets	5,118	5,462	344
Deferred revenue	88,888	80,224	(8,664)

Accounts receivable includes amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. Contract assets arise when we recognize revenue in excess of the amount billed to the customer and the right to payment is contingent on conditions other than the passage of time, such as the completion of a related performance obligation. Deferred revenue consists of billings or customer payments in excess of amounts recognized as revenue.

Contract Costs

We capitalize incremental costs incurred in connection with obtaining a contract if they have a period of benefit that is greater than one year and we expect to recover the costs through future contract revenues. Incremental costs incurred to obtain a contract relate to sales commissions. We also capitalize costs incurred in fulfilling a contract when the costs relate directly to a specifically identifiable customer contract, when the costs generate or enhance resources that we will use to satisfy performance obligations in the future and when the costs are expected to be recovered through future contract revenues. Capitalized costs to obtain a contract and capitalized fulfillment costs totaled $5.1 million and $15.9 million, respectively, at September 30, 2018.

Capitalized costs are amortized on a basis consistent with the transfer of the goods or services to which the asset relates. This results in capitalized costs being recognized on a ratable basis over the estimated period of future benefit, which is generally five years. We estimate the future period of benefit considering the current contract term, the impact of estimated customer renewal terms and the estimated life of the technology solution underlying the contracts. Amortization expense associated with costs of obtaining and costs of fulfilling a contract, respectively, for the three months ended September 30, 2018 was $0.3 million and $0.6 million which were recorded as components of sales and marketing expense and cost of revenues, respectively, in our consolidated statement of comprehensive loss.

The following tables summarize the impact of adopting the new revenue standard on our consolidated financial statements as of September 30, 2018:

Consolidated Balance Sheet

	At September 30, 2018
(in thousands, unaudited)	As Reported	Adjustments	Balances without adoption of new revenue standard
ASSETS
Current assets:
Cash and cash equivalents	$76,371	$—	$76,371
Cash held for customers	3,211	—	3,211
Marketable securities	10,011	—	10,011
Accounts receivable, net	67,067	1,386	68,453
Prepaid expenses and other current assets	30,624	(9,616)	21,008

Total current assets	187,284	(8,230)	179,054
Property and equipment, net	28,777	—	28,777
Goodwill	202,269	—	202,269
Intangible assets, net	165,459	—	165,459
Other assets	31,368	(13,406)	17,962

Total assets	$615,157	$(21,636)	$593,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,071	$—	$10,071
Accrued expenses and other current liabilities	31,401	—	31,401
Customer account liabilities	3,211	—	3,211
Deferred revenue	63,079	5,076	68,155

Total current liabilities	107,762	5,076	112,838
Borrowings under credit facility	110,000	—	110,000
Deferred revenue, non-current	17,145	3,956	21,101
Deferred income taxes	11,315	(2,430)	8,885
Other liabilities	19,671	—	19,671

Total liabilities	265,893	6,602	272,495
Stockholders’ equity
Preferred Stock, $.001 par value	—	—	—
Common Stock, $.001 par value	46	—	46
Additional paid-in-capital	690,925	—	690,925
Accumulated other comprehensive loss	(31,721)	60	(31,661)
Treasury stock, at cost	(128,216)	—	(128,216)
Accumulated deficit	(181,770)	(28,298)	(210,068)

Total stockholders’ equity	349,264	(28,238)	321,026

Total liabilities and stockholders’ equity	$615,157	$(21,636)	$593,521

Consolidated Statement of Comprehensive Loss

	Three Months Ended September 30, 2018
(in thousands, unaudited)	As Reported	Adjustments	Balances without adoption of new revenue standard
Revenues:
Subscriptions and transactions	$69,768	$836	$70,604
Software licenses	4,512	(1,640)	2,872
Service and maintenance	27,405	713	28,118
Other	752	—	752

Total revenues	102,437	(91)	102,346
Cost of revenues:
Subscriptions and transactions	31,669	386	32,055
Software licenses	231	—	231
Service and maintenance	12,706	393	13,099
Other	524	2	526

Total cost of revenues	45,130	781	45,911

Gross profit	57,307	(872)	56,435
Operating expenses:
Sales and marketing	23,022	186	23,208
Product development and engineering	16,565	32	16,597
General and administrative	13,865	—	13,865
Amortization of acquisition-related intangible assets	5,326	—	5,326

Total operating expenses	58,778	218	58,996

Loss from operations	(1,471)	(1,090)	(2,561)
Other expense, net	(781)	(4)	(785)

Loss before income taxes	(2,252)	(1,094)	(3,346)
Income tax benefit	1,334	(941)	393

Net loss	$(918)	$(2,035)	$(2,953)

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.07)

Shares used in computing basic and diluted net loss per share:	39,689	—	39,689

Other comprehensive loss, net of tax:
Unrealized loss on available for sale securities	(2)	—	(2)
Unrealized gain on interest rate hedging transactions	327	—	327
Minimum pension liability adjustments	(46)	—	(46)
Foreign currency translation adjustments	(1,367)	60	(1,307)

Other comprehensive loss, net of tax:	(1,088)	60	(1,028)

Comprehensive loss	$(2,006)	$(1,975)	$(3,981)

Consolidated Statement of Cash Flows

	Three Months Ended September 30, 2018
(in thousands, unaudited)	As Reported	Adjustments	Balances without adoption of new revenue standard
Operating activities:
Net loss	$(918)	$(2,035)	$(2,953)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	5,326	—	5,326
Stock-based compensation plan expense	12,342	9	12,351
Depreciation and other amortization	5,640	—	5,640
Gain on sale of cost-method investment	(237)	—	(237)
Deferred income tax benefit	(1,794)	941	(853)
Provision for allowances on accounts receivable	44	—	44
Amortization of debt issuance costs	104	—	104
Amortization of premium (discount) on investments	(37)	—	(37)
Loss on disposal of equipment	592	—	592
Loss on foreign exchange	126	4	130
Changes in operating assets and liabilities:
Accounts receivable	5,239	523	5,762
Prepaid expenses and other current assets	(2,031)	1,176	(855)
Other assets	(955)	180	(775)
Accounts payable	246	—	246
Accrued expenses	(2,828)	—	(2,828)
Customer account liabilities	496	—	496
Deferred revenue	(9,086)	(798)	(9,884)
Other liabilities	(287)	—	(287)

Net cash provided by operating activities	$11,982	$—	$11,982

The following summarizes the significant adjustments resulting from our adoption of the new revenue recognition standard compared to what would have been recorded in our financial statements had we continued to apply the provisions of legacy GAAP:

Consolidated Balance Sheet

Adjustments to prepaid expenses and other current assets and other assets relate to costs to fulfill and costs to obtain a customer contract which are capitalized under the new standard and expensed as incurred under legacy GAAP. Adjustments to deferred revenue reflect the acceleration of revenue recognition for certain transactions that required longer term revenue deferral under legacy GAAP.

Consolidated Statement of Comprehensive Loss

Adjustments to software license revenues reflect the requirement under legacy GAAP to defer recognition of revenue when vendor specific evidence of fair value could not be established. The new revenue standard does not have a similar requirement and instead results in the recognition of software license revenue when that performance obligation has been transferred to the customer.

Statement of Cash Flows

The adoption of the new revenue standard had no impact on our total cash flows or the net cash provided by operating activities. The adjustments reflect offsetting shifts in the components of operating cash flow driven by changes to individual balance sheet accounts and the change in our net loss.

Note 4—Fair Value

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

At September 30, 2018 and June 30, 2018, our assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2018				June 30, 2018
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$160	$—	$—	$160	$154	$—	$—	$154
Available for sale securities - Debt
U.S. Corporate	$—	$3,488	$—	$3,488	$—	$3,467	$—	$3,467
Government - U.S.	—	6,460	—	6,460	—	6,480	—	6,480

Total available for sale securities	$—	$9,948	$—	$9,948	$—	$9,947	$—	$9,947
Short-term derivative interest rate swap	$—	$611	$—	$611	$—	$407	$—	$407
Long-term derivative interest rate swap	$—	$2,306	$—	$2,306	$—	$2,183	$—	$2,183

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, cash held for customers, marketable securities, accounts receivable, accounts payable, customer account liabilities, a derivative interest rate swap and debt drawn on our Credit Facility. Fair value information for each of these instruments is as follows:

•

Cash and cash equivalents, cash held for customers, accounts receivable, accounts payable and customer account liabilities fair values approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost which at September 30, 2018 and June 30, 2018, approximated fair value.

•

Marketable debt securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive loss in stockholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable debt securities classified as available for sale.

•

The fair value of our derivative interest rate swap is based on the present value of projected cash flows that will occur over the life of the instrument, after considering certain contractual terms of the arrangement and counterparty credit risk.

•

The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.3 million and $1.4 million at September 30, 2018 and June 30, 2018, respectively, which approximated fair value.

•

We have certain other investments for which there is no readily determinable fair value. The carrying value of these investments was $4.4 million at both September 30, 2018 and June 30, 2018, and they are reported as a component of our other assets. These investments are recorded at cost, less impairment (if any), plus or minus adjustments for observable price changes.

•

We have borrowings of $110 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at September 30, 2018, as the instrument carries a variable rate of interest which reflects current market rates.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of September 30, 2018 and June 30, 2018.

	September 30, 2018			June 30, 2018
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	$63	$9,948	$10,011	$65	$9,947	$10,012

Total marketable securities	$63	$9,948	$10,011	$65	$9,947	$10,012

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

September 30, 2018
(in thousands)
Due within 1 year	$9,948
Due in 1 year through 5 years	—

Total	$9,948

All of our available for sale marketable securities are classified as current assets as we do not have the positive intent to hold these investments until maturity. At September 30, 2018, the difference between the fair value of our available for sale securities and their amortized cost was not significant.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of September 30, 2018 and June 30, 2018, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At September 30, 2018		At June 30, 2018
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government—U.S.	$6,460	$(8)	$6,480	$(6)

Total	$6,460	$(8)	$6,480	$(6)

Note 5—Acquisitions

Fiscal Year 2019 Acquisition

Microgen Banking Systems Limited

On July 2, 2018, we acquired Microgen Banking Systems Limited (Microgen), a UK-based BACS payment company, for 6.9 million British Pound Sterling (approximately $9.1 million based on the exchange rate in effect at the acquisition date). Microgen provides BACS payment products and supporting services to a wide range of UK-based customers and is expected to expand our customer base.

In the preliminary allocation of the purchase price, we recorded $2.7 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $8.4 million, consisting primarily of customer related assets, are being amortized over a weighted average estimated useful life of thirteen years. Microgen’s operating results are included in the Payments and Transactional Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or earnings.

Acquisition expenses of approximately $0.2 million were expensed during the three months ended September 30, 2018 related to the Microgen acquisition, principally as a component of general and administrative expense.

Fiscal Year 2018 Acquisitions

During the fiscal year ended June 30, 2018, we completed two business acquisitions for an aggregate purchase consideration of $18.5 million.

First Capital Cashflow Ltd.

On October 4, 2017, we acquired First Capital Cashflow Ltd. (FCC) for 10.5 million British Pound Sterling (approximately $13.9 million based on the exchange rate in effect at the acquisition date) in cash and 42,080 shares of our common stock. The shares, which were issued to the selling stockholders of FCC who became employees of Bottomline, have vesting conditions tied to continued employment; as such the shares are compensatory and we will record share-based payment expense over the underlying stock vesting period of five years. In the allocation of the purchase price, we recorded $4.8 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to anticipated future benefits arising from the acquisition. Identifiable intangible assets of $10.4 million, consisting of customer related and other intangible assets, are being amortized over a weighted average estimated useful life of eleven years. FCC’s operating results are included in the Payments and Transactional Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or earnings.

Decillion

On August 14, 2017, we acquired Singapore-based Decillion Group (Decillion) for total consideration of 6.2 million Singapore Dollars (approximately $4.6 million based on the exchange rate in effect at the acquisition date), consisting of $2.8 million in cash and a note payable of $1.8 million. The note is payable in equal installments over ten quarters starting during the three months ended September 30, 2017. In the allocation of the purchase price, we recorded $1.3 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to anticipated future benefits arising from the acquisition. Identifiable intangible assets of $2.4 million, consisting of customer related intangible assets, are being amortized over their estimated useful life of twelve years. Decillion’s operating results have been included in our Cloud Solutions segment from the date of the acquisition forward and did not have a material impact on our revenue or earnings.

Note 6—Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2018	2017
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net loss	$(918)	$(4,241)

Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	39,689	37,730

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.11)

Approximately 2.8 million shares of unvested restricted stock and stock options for each of the three months ended September 30, 2018 and 2017, and warrants for up to 85 thousand and 6.3 million shares of our common stock for three months ended September 30, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

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

Similar operating segments have been aggregated into four reportable segments as follows:

Cloud Solutions. Our Cloud Solutions segment provides customers primarily with SaaS technology offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our settlement network solutions (financial messaging and Paymode-X). Our settlement network solutions are highly scalable, secure and cost effective and facilitate cash payment and transaction settlement between businesses, their vendors and banks. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the contract term.

Banking Solutions. Our Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. Our Banking Solutions products are now sold predominantly on a hosted basis, with revenue recorded over time. This has the effect of contributing to recurring revenue and the revenue predictability of future periods, but results in revenue recognition over a longer period than a traditional on-premise software license transaction.

Payments and Transactional Documents. Our Payments and Transactional Documents segment supplies financial business process management software solutions, including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. When licensed for on-premise deployment, software license revenue is typically recorded upon delivery of the software and commencement of the license term. In hosted arrangements, we typically record revenue over time. Professional services revenue is normally recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period.

Other. Our Other segment consists of our healthcare and cyber fraud and risk management operating segments. In our cyber fraud and risk management operating segment, our privacy and data security solution non-invasively monitors, replays and analyzes user behavior to flag and even stop suspicious activity in real time. Our healthcare solutions for patient registration, electronic signature, mobile document and payments allow healthcare organizations to improve business efficiencies, reduce costs and improve care quality. When licensed for on-premise deployment, software revenue for our cyber fraud and risk management and healthcare products is typically recorded upon delivery of the software and commencement of the license term. Professional services revenue is normally recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period.

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

We do not track or assign our assets by operating segment.

Segment information for the three months ended September 30, 2018 and 2017 according to the segment descriptions above, is as follows:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Segment revenue:
Cloud Solutions	$49,575	$42,444
Banking Solutions	22,252	21,321
Payments and Transactional Documents	26,234	23,049
Other	4,376	4,482

Total segment revenue	$102,437	$91,296

Segment measure of profit (loss):
Cloud Solutions	$10,292	$9,384
Banking Solutions	2,062	2,161
Payments and Transactional Documents	8,081	6,360
Other	(1,013)	(484)

Total measure of segment profit	$19,422	$17,421

A reconciliation of the measure of total segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Total measure of segment profit	$19,422	$17,421
Less:
Amortization of acquisition-related intangible assets	(5,326)	(5,188)
Stock-based compensation plan expense	(12,342)	(8,460)
Acquisition and integration-related expenses	(883)	(992)
Restructuring benefit (expense)	(577)	9
Minimum pension liability adjustments	75	(35)
Global ERP system implementation and other costs	(1,581)	(2,076)
Other expense, net (1)	(1,040)	(4,463)

Loss before income taxes	$(2,252)	$(3,784)

(1)

On July 1, 2018, we adopted an accounting standard update that changes the classification of certain pension related items. For purposes of this reconciliation of segment profit, we have presented pension related adjustments discretely, not as a component of other expense, net.

The following depreciation and other amortization expense amounts are included in the measure of segment profit (loss):

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$2,929	$2,443
Banking Solutions	1,856	1,492
Payments and Transactional Documents	758	639
Other	97	94

Total depreciation and other amortization expense	$5,640	$4,668

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

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Revenues from unaffiliated customers:
United States	$62,881	$57,210
United Kingdom	24,367	20,071
Switzerland	9,993	9,385
Other	5,196	4,630

Total revenues from unaffiliated customers	$102,437	$91,296

Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At September 30,	At June 30,
	2018	2018
	(in thousands)
Long-lived assets:
United States	$47,209	$36,374
United Kingdom	8,274	5,586
Other	4,662	3,488

Total long-lived assets	$60,145	$45,448

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

•

Re-valuing our U.S. deferred tax balances to reflect lower income tax rates. Deferred tax assets and deferred tax liabilities are recorded based on the income tax rates expected to be in effect when book and tax basis differences reverse. We are in a net U.S. deferred tax liability position. As such, in the fiscal year ended June 30, 2018 we reduced the carrying value of our net deferred tax liabilities to reflect the impact of lower future income tax rates and recognized a non-recurring income tax benefit of $3.7 million.

•

Recognizing the ability to recover amounts paid for alternative minimum tax. The Tax Act eliminated the alternative minimum tax calculation and provided for the ability to recover certain amounts previously paid for such tax. We expect to receive a tax refund of $0.7 million and recognized a non-recurring income tax benefit for this amount in the fiscal year ended June 30, 2018.

•

Reversal of indefinite-lived deferred tax liabilities as a source of future taxable income when assessing the realizability of indefinite-lived net operating loss carryforwards. Under the Tax Act, net operating loss carryforwards arising in tax years beginning after December 31, 2017 are limited to 80% of taxable income in any year, and net operating losses generated in tax years ending after December 31, 2017 can be carried forward indefinitely. We performed an analysis of the future reversals of our deferred tax differences as of June 30, 2018 and determined that we could use a portion of our indefinite-lived deferred tax liabilities as a source of taxable income when assessing the realizability of future indefinite-lived net operating loss carryforwards. Accordingly, we recognized an income tax benefit of $4.1 million via a reduction to our valuation allowance in the fiscal year ended June 30, 2018.

All of our accounting calculations, estimates and financial reporting positions for consequences arising from the Tax Act were recorded during fiscal 2018 and are provisional as of September 30, 2018, due to the possibility of future legislative developments, accounting and tax interpretations or other guidance that could require an update to the provisional accounting. Any required future adjustment would be recorded in the period in which we determine that an adjustment is required.

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

We recorded an income tax benefit of $1.3 million and income tax expense of $0.5 million for the three months ended September 30, 2018 and 2017, respectively. In the three months ended September 30, 2018 we recorded an income tax benefit principally associated with our U.S. and Israeli operations, offset by income tax expense principally associated with our UK and Swiss operations. The income tax benefit associated with our U.S. operations arose from a reduction to our deferred tax liabilities related to the state tax consequences associated with the repatriation of cash from our UK subsidiary and from an income tax benefit arising from the ability to use a portion of our indefinite-lived deferred tax liabilities as a source of taxable income against indefinite-lived net operating loss carryforwards. This benefit was offset in part by deferred tax expense for goodwill that is deductible for tax purposes but not amortized for financial reporting purposes. We recorded a discrete tax benefit of $0.7 million relating to tax deductions for stock-based compensation that exceeded the expense recorded for financial reporting purposes. The income tax expense for the three months ended September 30, 2017 was principally due to tax expense associated with our U.S. and UK operations, offset in part by a tax benefit associated with our Swiss and Israeli operations.

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

At September 30, 2018, we had a total valuation allowance of $31.0 million against our deferred tax assets given the uncertainty of recoverability of these amounts. The change in our valuation allowance during the three months ended September 30, 2018 included the reduction in valuation allowance as a result of the adoption of the new accounting standard for revenue recognition.

Note 9—Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. We perform an impairment test of goodwill during the fourth quarter of each fiscal year or sooner, if indicators of potential impairment arise.

At September 30, 2018, the carrying value of goodwill for all of our reporting units was $202.3 million.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$209,130	$(136,791)	$72,339	8.7
Core technology	130,300	(84,742)	45,558	8.0
Other intangible assets	22,010	(17,737)	4,273	5.2
Capitalized software development costs	20,482	(7,090)	13,392	3.8
Software (1)	65,659	(35,762)	29,897	4.9

Total	$447,581	$(282,122)	$165,459

Unamortized intangible assets:
Goodwill			202,269

Total intangible assets			$367,728

	As of June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$201,214	$(134,133)	$67,081	8.4
Core technology	130,257	(82,815)	47,442	8.1
Other intangible assets	21,983	(17,299)	4,684	5.3
Capitalized software development costs	19,527	(6,265)	13,262	4.0
Software (1)	62,711	(33,395)	29,316	4.6

Total	$435,692	$(273,907)	$161,785

Unamortized intangible assets:
Goodwill			200,024

Total intangible assets			$361,809

(1)	Software includes purchased software and software developed for internal use.

Estimated amortization expense for the remainder of fiscal year 2019 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of September 30, 2018, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2019	$15,551	$2,527	$6,607
2020	18,523	3,369	7,373
2021	17,430	3,369	5,068
2022	15,302	3,369	3,497
2023	14,089	455	1,928
2024 and thereafter	41,275	16	2,539

Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.

The following table represents a rollforward of our goodwill balances, by reportable segment:

	Cloud Solutions	Banking Solutions	Payments and Transactional Documents	Other	Total
	(in thousands)
Balance at June 30, 2018 (1)	$90,270	$35,880	$65,680	$8,194	$200,024
Goodwill acquired during the period	—	—	2,651	—	2,651
Impact of foreign currency translation	227	—	(633)	—	(406)

Balance at September 30, 2018 (1)	$90,497	$35,880	$67,698	$8,194	$202,269

(1)	Other goodwill balance is net of $7.5 million accumulated impairment losses.

There can be no assurance that there will not be impairment charges in future periods as a result of future impairment reviews. To the extent that future impairment charges occur it would likely have a material impact on our financial results.

Note 10—Commitments and Contingencies

Legal Matters

We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.

Restructuring

During the three months ended September 30, 2018 we recorded restructuring expenses associated with a facility exit of $0.6 million, primarily within our general and administrative expense line.

Note 11—Indebtedness

Credit Agreement

We are party to a credit agreement (the Credit Agreement) that provides for a five-year revolving credit facility in the amount of up to $300 million (the Credit Facility), which was amended on July 16, 2018. We also have the right to request an increase of the aggregate commitments under the Credit Facility by up to $190 million, subject to specified conditions. The Credit Facility expires in July, 2023. During the three months ended September 30, 2018, we used $40.0 million of cash on hand to pay down a portion of our borrowings due under the Credit Facility and at September 30, 2018, we owed $110 million.

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

As of September 30, 2018, we were in compliance with the covenants associated with the Credit Facility.

Warrants

In December 2012, we received aggregate proceeds of $25.8 million, net of issue costs, from the sale of warrants for the purchase of up to 6.3 million shares of our common stock at a strike price of $40.04 per share. The warrants are exercisable in equal tranches over a period of 150 days beginning on March 1, 2018 and ending on October 2, 2018. Each warrant is exercisable into one share of our common stock. During the three months ended September 30, 2018, the holders of the warrants exercised approximately 895 thousand warrants and we issued shares of common stock in the same amount. We have approximately 85 thousand warrants outstanding as of September 30, 2018. To-date, all warrant exercises have been net settled.

Note Payable

We financed a portion of the purchase price for our acquisition of Decillion by entering into a note payable for 2.5 million Singapore Dollars (approximately $1.8 million based on the exchange rate in effect at the acquisition date). The note is payable in equal installments over ten quarters, with the final installment due in the quarter ended December 31, 2019.

Note 12—Derivative Instruments

Cash Flow Hedges

Interest Rate Swap

In July 2017, we entered into an interest rate swap to hedge our exposure to interest rate risk. The agreement has a notional value of $100.0 million, was effective as of December 1, 2017 and expires on December 1, 2021. The notional amount of the swap matches the corresponding principal amount of a portion of our borrowings under the Credit Facility. During the term of the agreement, we have a fixed interest rate of 1.9275 percent on the notional amount and Citizens Bank, National Association, as counterparty to the agreement, will pay us interest at a floating rate based on the 1 month USD-LIBOR-BBA swap rate on the notional amount. Interest payments are made quarterly on a net settlement basis.

We designated the interest rate swap as a hedging instrument and it qualified for hedge accounting upon inception and at September 30, 2018. To continue to qualify for hedge accounting, the instrument must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.

The fair values of the interest rate swap and their respective locations in our consolidated balance sheets at September 30, 2018 and June 30, 2018 were as follows:

Description	Balance Sheet Location	September 30, 2018	June 30, 2018
		(in thousands)
Derivative interest rate swap
Short-term derivative asset	Prepaid expenses and other current assets	$611	$407
Long-term derivative asset	Other assets	$2,306	$2,183

The following tables present the effect of the derivative interest rate swap in AOCI for the three months ended September 30, 2018 and 2017.

	June 30, 2018	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss) (Effective Portion) (1)	September 30, 2018
	(in thousands)
Derivative interest rate swap	$2,590	$368	$41	$2,917

	June 30, 2017	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss) (Effective Portion) (1)	September 30, 2017
	(in thousands)
Derivative interest rate swap	$—	$(235)	$—	$(235)

(1)	Recorded as interest income (expense) within other expense, net in our consolidated statements of comprehensive loss.

During the three months ended September 30, 2018, we concluded that no portion of the hedge was ineffective.

As of September 30, 2018, there was $2.9 million of gross unrealized gain in accumulated other comprehensive loss. We expect to reclassify approximately $0.7 million of this unrealized gain from accumulated other comprehensive loss to earnings over the next twelve months.

Note 13—Postretirement and Other Employee Benefits

Defined Benefit Pension Plan

We sponsor a defined benefit pension plan for our Swiss-based employees (the Swiss pension plan) that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under U.S. GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan included the following components:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Components of net periodic cost
Service cost	$645	$640
Interest cost	116	89
Prior service credit	(78)	(23)
Net actuarial loss	56	55
Expected return on plan assets	(353)	(301)

Net periodic cost	$386	$460

The components of net periodic pension cost other than current service cost are presented within other expense, net in our consolidated statements of comprehensive loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Without limiting the foregoing, the words may, will, should, could, expects, plans, intends, anticipates, believes, estimates, predicts, potential and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to and including the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission (SEC), including Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

In the management discussion that follows we have highlighted those changes and operating events that were the primary factors affecting period to period fluctuations. The remainder of the change in period to period fluctuations from that which is specifically discussed arises from various individually insignificant items.

Overview

We help make complex business payments simple, smart and secure. Corporations and banks rely on us for domestic and international payments, efficient cash management, automated workflows for payment processing and bill review, and fraud detection, behavioral analytics and regulatory compliance solutions.

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

Financial Highlights

For the three months ended September 30, 2018, our revenue increased to $102.4 million from $91.3 million in the same period of the prior fiscal year. The revenue increase was attributable to revenue increases in our Cloud Solutions segment of $7.1 million, our Payments and Transactional Documents segment of $3.2 million and our Banking Solutions segment of $0.9 million. Increased revenue from our legal spend management and settlement network solutions accounted for the revenue increase in our Cloud Solutions segment. The revenue increase in our Payments and Transactional Documents segment was related to higher European subscription and transaction revenue in our payment products. The Banking Solutions segment’s revenue increase was primarily due to revenue increases as customers continued to deploy our solutions. Our revenue for the three months ended September 30, 2018 was unfavorably impacted by $0.4 million due to the impact of foreign currency exchange rates primarily related to the Swiss Franc and British Pound Sterling, both of which depreciated against the U.S. Dollar as compared to the same period of the prior fiscal year.

We incurred a net loss of $0.9 million in the three months ended September 30, 2018 compared to a net loss of $4.2 million in the same period of the prior fiscal year. Our net loss for the three months ended September 30, 2018 was favorably impacted by gross profit expansion of $6.6 million, a reduction in our provision for income taxes of $1.8 million and a reduction in other expense, net of $3.5 million, primarily attributable to decreases in the amortization of debt discount costs upon the maturity of our convertible senior notes, partially offset by an increase in operating expenses of $8.5 million. The increase in gross margins was driven by increases in revenue in our Cloud Solutions and Payments and Transactional Documents segments. The increase in operating expenses was primarily driven by increased sales and marketing costs of $3.7 million, increased product development and engineering costs of $2.7 million and increased general and administrative costs of $2.0 million.

In the three months ended September 30, 2018, we derived approximately 39% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because they involve areas of financial reporting that require us to make judgments and estimates about matters that are uncertain at the time we make the estimate and different estimates—which also would have been reasonable—could have been used.

The critical accounting policies and estimates we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2018 related to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired deferred revenue and income taxes. With the exception of revenue recognition, which is discussed further below, there have been no material changes to the critical accounting policies from those we disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Effective July 1, 2018 we adopted a new accounting standard related to revenue recognition on a modified retrospective basis. The cumulative effect of initially applying the new revenue recognition standard was recorded as an adjustment to our accumulated deficit balance as of July 1, 2018. Our consolidated balance sheet, consolidated statement of comprehensive loss and our consolidated statement of cash flows reflect the adoption of the new standard for all periods subsequent to the adoption date, however financial statements for periods prior to the adoption date have not been revised. The notes to our financial statements include a reconciliation of the adjustments recorded to our current period financial statements to comply with the new standard and the amounts that would have been reflected in our financial statements under the prior revenue recognition framework.

Revenue Recognition Framework

The new revenue standard applies to all customer contracts and requires that revenue be recognized upon the transfer of control of the product or service to the customer at an amount that reflects an appropriate allocation of the total transaction price. Broadly, revenues are recognized according to the following five step model:

•	Identifying the contract (or contracts) with a customer;

•	Identifying the performance obligations in the contract;

•	Determining the transaction price;

•	Allocating the transaction price to the contractual performance obligations; and

•	Recognizing revenue as performance obligations are satisfied.

Our customer contracts can take a variety of forms but normally are in writing and include all major commercial terms, promised goods and services and the selling price. Our contracts often include multiple promised goods or services that we evaluate to determine if they represent distinct performance obligations. Our performance obligations vary based on the nature of the promised goods or services but commonly consist of:

•	Software licensed on either a perpetual or term-license basis;

•	Professional services;

•	Support and maintenance services; and

•	“Stand-ready” obligations to perform in respect of technology solutions we provide under a hosted or SaaS contract.

The transaction price represents the amount of consideration that we expect to be entitled to receive under the contract. It includes the impact of variable consideration such as refunds, penalties, usage-based fees or similar items. We estimate and include variable consideration in the transaction price if we conclude that a significant future reversal of revenue under the contract will not occur. Estimating the amount of variable consideration to include in the transaction price involves significant estimation and is discussed further below.

The transaction price is allocated to the individual performance obligations in a contract. If a contract only has one performance obligation (for example, a professional services only engagement) the entire transaction price is allocated to that performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on the proportionate relationship of that performance obligation’s standalone selling price to the total transaction price. Determining standalone selling price involves significant judgment and estimation. In most cases we use an adjusted market assessment approach to estimate standalone selling price and consider the following:

•	The price we charge when we sell that item separately;

•	Internal price lists and internal pricing guidelines;

•	Cost of delivering the item and overall gross margin expectations; and

•	Information about the customer or class of customer.

Revenue is recognized for each performance obligation as we satisfy the obligation. Performance obligations are satisfied either over time or at a point in time. Our perpetual license and term license obligations that do not include significant customization are normally satisfied at a point in time. Our professional services, support and maintenance, stand-ready performance obligations with respect to our hosted or SaaS solutions and software licenses dependent on significant customization by us are normally satisfied over time.

Deferred Costs

Under the new revenue standard, certain costs that we historically expensed as incurred are now required to be capitalized. Costs capitalized can relate to either costs to fulfill a contract or costs to obtain a contract.

We capitalize costs incurred to fulfill a contract when the costs relate directly to a specifically identifiable customer contract, when the costs generate or enhance the resources that we will use to satisfy performance obligations in the future and when we estimate that we will recover the costs through future revenues under the contract.

Costs incurred to obtain a contract are those incremental costs that would not have been incurred if the contract had not been obtained, such as sales commissions. We capitalize sales commissions when we estimate that the capitalized amounts will be recovered through future revenues under the contract and the period of benefit is longer than twelve months.

Any costs that we capitalize are amortized to expense over the period during which we expect to transfer the specific goods or services to the customer, including the impact of any estimated renewal periods.

Significant Judgments

There are several aspects of the revenue recognition standard that require us to exercise significant judgment or estimation.

Standalone selling price. The determination of standalone selling price, as discussed above, considers several factors. In establishing standalone selling price, we maximize the use of observable inputs such as the price actually charged when we sell the good or service separately, internal pricing policies or pricing goals, information specific to the customer or class of customer and overall market conditions. Maximizing the use of observable inputs helps ensure that our estimation process considers all relevant data points necessary to obtain a reasonable outcome.

Identifying performance obligations. Identifying the performance obligations in a contract may require significant judgment. An individual good or service is accounted for as a separate performance obligation if it is distinct. A performance obligation is considered to be distinct if it is separately identifiable from other items in the contract and a customer can benefit from the good or service on its own. In determining whether a customer can benefit from a good or service on its own, we consider the complexity of any required integration or customization, the interdependency and interrelationship of the particular good or service to other items in the contract and the ability (or inability) of the customer’s personnel or other third party providers to successfully fulfill like goods or services. If we are unable to conclude that a promised good or service meets the criteria for a separate performance obligation it is combined with other items in the contract and treated as a combined performance obligation. Revenue is then recognized in the amount of the transaction price allocated to the combined performance obligation as the combined performance obligation is transferred to the customer.

Estimating variable consideration. As part of estimating the total transaction price, we estimate the total consideration we expect to be entitled to under the contract. In circumstances where the transaction price is confined to a fixed overall contract price, the estimate of the total transaction price is normally straightforward. However, we have certain contracts where the estimate of total contract price can vary, particularly due to the impact of variable consideration such as usage based fees. Unless we meet certain exceptions, we are required to estimate the amount of variable consideration we expect to receive under the contract. In formulating this estimate, we consider the specific customer’s operating history with us, current usage data and the length of time over which the variable fees are expected to be incurred. We include an estimate of variable consideration in the transaction price if we conclude that a significant future reversal of revenue under the contract will not occur.

Amortization of capitalized costs. Costs incurred to fulfill a contract and costs incurred to obtain a contract are capitalized according to the framework discussed above. These costs are amortized on a straight-line basis over the estimated future period during which we expect to derive benefit from the contract. Estimating the future period of benefit involves significant judgment. We estimate the future period of benefit after considering a number of factors including the current contract term, the impact of estimated customer renewal terms and the estimated life of the technology solution underlying the contract. We estimate our future period of benefits for capitalized costs to be approximately five years.

It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on August 29, 2018, as updated above.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, please refer to Note 2 Recent Accounting Pronouncements to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

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

The following tables represent our segment revenues and our segment measure of profit (loss):

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$49,575	$42,444	$7,131	16.8%
Banking Solutions	22,252	21,321	931	4.4%
Payments and Transactional Documents	26,234	23,049	3,185	13.8%
Other	4,376	4,482	(106)	(2.4)%

Total segment revenue	$102,437	$91,296	$11,141	12.2%

Segment measure of profit (loss):
Cloud Solutions	$10,292	$9,384	$908	9.7%
Banking Solutions	2,062	2,161	(99)	(4.6)%
Payments and Transactional Documents	8,081	6,360	1,721	27.1%
Other	(1,013)	(484)	(529)	(109.3)%

Total measure of segment profit	$19,422	$17,421	$2,001	11.5%

A reconciliation of the measure of total segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Total measure of segment profit	$19,422	$17,421
Less:
Amortization of acquisition-related intangible assets	(5,326)	(5,188)
Stock-based compensation plan expense	(12,342)	(8,460)
Acquisition and integration-related expenses	(883)	(992)
Restructuring benefit (expense)	(577)	9
Minimum pension liability adjustments	75	(35)
Global ERP system implementation and other costs	(1,581)	(2,076)
Other expense, net	(1,040)	(4,463)

Loss before income taxes	$(2,252)	$(3,784)

Cloud Solutions

Revenues from our Cloud Solutions segment increased $7.1 million for the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, due primarily to increased revenue of $4.2 million from our settlement network solutions and $2.9 million from our legal spend management solutions. Segment profit increased $0.9 million for the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $3.1 million and increased operating expenses of $3.1 million primarily related to increased sales and marketing and product development and engineering costs. We expect revenue and profit for the Cloud Solutions segment to increase in fiscal year 2019 as compared to the prior fiscal year, as a result of increased revenue from our legal spend management and settlement network solutions.

Banking Solutions

Revenues from our Banking Solutions segment increased $0.9 million for the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, due primarily to increased software license revenue of $1.4 million, partially offset by decreased service and maintenance revenue of $0.4 million. Segment profit decreased $0.1 million for the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, due primarily to increased operating expenses of $1.4 million, partially offset by the revenue increase described above and decreased costs of revenues of $0.4 million. We expect revenue and profit for the Banking Solutions segment to remain relatively consistent in fiscal year 2019.

Payments and Transactional Documents

Revenues from our Payments and Transactional Documents segment increased $3.2 million for the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, due primarily to increased subscription and transactions revenue of $3.6 million from our European payments and transactional documents solutions. The segment profit increase of $1.7 million for the three months ended September 30, 2018, as compared to the same period in the prior fiscal year was primarily attributable to the revenue increase described above and relatively unchanged cost of revenues, partially offset by increased operating expenses of $1.2 million primarily related to increased product development and engineering costs. We expect revenue for the Payments and Transactional Documents segment to increase and profit to remain relatively consistent in fiscal year 2019 as compared to the prior fiscal year, as a result of increased sales of our payment and document automation solutions.

Other

Revenues from our Other segment remained relatively consistent for the three months ended September 30, 2018 as compared to the same period in the prior fiscal year. The segment profit decrease of $0.5 million for the three months ended September 30, 2018, as compared to the same period in the prior fiscal year was primarily attributable to increased operating expenses of $0.3 million. We expect Other segment revenue to increase slightly and profit to decrease slightly in fiscal year 2019 as compared to the prior fiscal year, principally as the result of increased sales of our cyber fraud and risk management products, offset by increased product and development expenditures.

Revenues by category

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions and transactions	$69,768	$60,714	$9,054	14.9%
Software licenses	4,512	2,365	2,147	90.8%
Service and maintenance	27,405	27,342	63	0.2%
Other	752	875	(123)	(14.1)%

Total revenues	$102,437	$91,296	$11,141	12.2%

As % of total revenues:
Subscriptions and transactions	68.1%	66.5%
Software licenses	4.4%	2.6%
Service and maintenance	26.8%	29.9%
Other	0.7%	1.0%

Total revenues	100.0%	100.0%

Subscriptions and Transactions

Revenues from subscriptions and transactions increased $9.1 million for the three months ended September 30, 2018 as compared to the same period in the prior fiscal year. The overall revenue increase was due principally to increases in revenue from our Cloud Solutions segment and Payments and Transactional Documents segment of $5.6 million and $3.7 million, respectively. We expect subscriptions and transactions revenues to increase in fiscal year 2019 as compared to the prior fiscal year, primarily as a result of the revenue contribution from our legal spend management solutions and settlement network solutions and revenue increases in our Banking Solutions segment.

Software Licenses

Revenues from software licenses increased $2.1 million for the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, primarily as a result of increased revenue from our Banking Solutions segment and Cloud Solutions segment of $1.4 million and $0.6 million, respectively. We expect software license revenues to increase in fiscal year 2019 as compared to the prior fiscal year, primarily as a result of revenue contribution from our Banking Solutions segment and Payments and Transactional Documents segment.

Service and Maintenance

Revenues from service and maintenance were consistent for the three months ended September 30, 2018 as compared to the same period in the prior fiscal year. We expect service and maintenance revenues will decrease slightly in fiscal year 2019 as compared to the prior fiscal year, as a result of decreased revenue contribution from our Banking Solutions segment.

Other

Our other revenues consist principally of equipment and supplies sales, which remained minor components of our overall revenue. We expect that other revenues will decrease in fiscal year 2019 as compared to the prior fiscal year, due to the absence of a one-time revenue transaction recorded in the fourth quarter of fiscal 2018.

Cost of revenues by category

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions and transactions	$31,669	$27,422	$4,247	15.5%
Software licenses	231	170	61	35.9%
Service and maintenance	12,706	12,300	406	3.3%
Other	524	667	(143)	(21.4)%

Total cost of revenues	$45,130	$40,559	$4,571	11.3%

Gross Profit ($)	$57,307	$50,737	$6,570	12.9%

Gross Profit (%)	55.9%	55.6%
As % of total revenues:
Subscriptions and transactions	31.0%	30.0%
Software licenses	0.2%	0.2%
Service and maintenance	12.4%	13.5%
Other	0.5%	0.7%

Total cost of revenues	44.1%	44.4%

Subscriptions and Transactions

Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs remained consistent at 45% of subscription and transactions revenues in each of the three months ended September 30, 2018 and 2017. We expect subscriptions and transactions costs as a percentage of subscriptions and transactions revenues will decrease slightly in fiscal year 2019 as a result of increased revenue contribution from our cloud-based banking, legal spend management and settlement network solutions.

Software Licenses

Software license costs consist of expenses incurred by us to manufacture, package and distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained relatively consistent at 5% of software license revenues in the three months ended September 30, 2018 as compared to 7% of software license revenues in the three months ended September 30, 2017. We expect that software license costs as a percentage of software license revenues will remain relatively consistent in fiscal year 2019 as compared to the prior fiscal year.

Service and Maintenance

Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs remained consistent at 46% of service and maintenance revenues in the three months ended September 30, 2018 as compared to 45% of service and maintenance revenues in the three months ended September 30, 2017. We expect that service and maintenance costs as a percentage of service and maintenance revenues will continue increase slightly in fiscal year 2019 as compared to the prior fiscal year, as we continue the implementation phases of certain customers in our Banking Solutions segment.

Other

Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business. We expect that other costs as a percentage of other revenues will increase in fiscal year 2019 as compared to the prior fiscal year, due to the absence of a one-time revenue transaction recorded in the fourth quarter of fiscal 2018.

Operating Expenses

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$23,022	$19,349	$3,673	19.0%
Product development and engineering	16,565	13,864	2,701	19.5%
General and administrative	13,865	11,837	2,028	17.1%
Amortization of acquisition-related intangible assets	5,326	5,188	138	2.7%

Total operating expenses	$58,778	$50,238	$8,540	17.0%

As % of total revenues:
Sales and marketing	22.5%	21.2%
Product development and engineering	16.2%	15.2%
General and administrative	13.5%	13.0%
Amortization of acquisition-related intangible assets	5.2%	5.6%

Total operating expenses	57.4%	55.0%

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to an increase in employee related costs of $3.3 million, due in part to the impact of our recent acquisitions. We expect sales and marketing expenses as a percentage of total revenue will remain relatively consistent in fiscal year 2019 as compared to the prior fiscal year.

Product Development and Engineering

Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 increased principally as a result of an increase in headcount related costs as we continued to invest in the deployment of innovative, feature-rich products. We expect product development and engineering expenses as a percentage of total revenues will increase slightly in fiscal year 2019 as compared to the prior fiscal year.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to increased employee related costs of $2.2 million, partially offset by decreased global ERP implementation and other costs of $0.5 million. We expect general and administrative expenses as a percentage of total revenues will remain relatively consistent in fiscal year 2019 as compared to the prior fiscal year.

Amortization of Acquisition-related Intangible Assets

We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 occurred as a result of the impact of amortization of intangible assets from our business acquisitions during the fiscal year ended June 30, 2018 and the three months ended September 30, 2018. We expect that total amortization expense for acquired intangible assets for the remainder of fiscal year 2019 will be approximately $15.6 million.

Other Expense, Net

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$134	$54	$80	148.1%
Interest expense	(1,121)	(4,589)	3,468	75.6%
Other income, net	206	252	(46)	(18.3)%

Other expense, net	$(781)	$(4,283)	$3,502	81.8%

Other expense, net decreased $3.5 million for the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, primarily due to decreases in the amortization of debt discount costs upon the maturity of our convertible senior notes on December 1, 2017.

Provision for Income Taxes

We recorded an income tax benefit of $1.3 million and income tax expense of $0.5 million for the three months ended September 30, 2018 and 2017, respectively. Please refer to Note 8 Income Taxes to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources

We are party to a credit agreement which provides for a five-year revolving credit facility in the amount of up to $300 million (the Credit Facility). We also have the right to request an increase to the aggregate commitments to the Credit Facility of up to $190 million, subject to specified conditions. The Credit Facility expires in July, 2023. During the three months ended September 30, 2018, we used $40.0 million of cash on hand to pay down a portion of the borrowings under our Credit Facility and at September 30, 2018, borrowings under our Credit Facility were $110 million.

During the three months ended September 30, 2018, the holders of warrants in our common stock exercised approximately 895 thousand warrants and we issued shares of common stock in the same amount. We have approximately 85 thousand warrants outstanding as of September 30, 2018.

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

As of September 30, 2018, we were in compliance with the covenants associated with the Credit Facility.

One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the three months ended September 30, 2018 and 2017 are summarized in the tables below:

	September 30,	June 30,
	2018	2018
	(in thousands)
Cash and cash equivalents	$76,371	$121,860
Marketable securities	10,011	10,012
Borrowings under credit facility	110,000	150,000

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Cash provided by operating activities	$11,982	$5,754
Cash used in investing activities	(17,001)	(2,358)
Cash used in financing activities	(39,066)	(483)
Effect of exchange rates on cash	(946)	781

Cash, cash equivalents and marketable securities. At September 30, 2018, our cash and cash equivalents of $76.4 million consisted primarily of cash deposits held at major banks and money market funds. The $45.5 million decrease in cash and cash equivalents at September 30, 2018 from June 30, 2018 was primarily due to cash used for the repayment of amounts borrowed under our revolving credit facility of $40.0 million; cash used to fund business acquisitions, net of cash acquired, of $8.9 million and capital expenditures, including capitalization of software costs of $8.4 million, partially offset by cash generated from operations of $12.0 million.

Cash, cash equivalents and marketable securities included approximately $48.3 million held by our foreign subsidiaries as of September 30, 2018. We do not assert that cumulative earnings by our UK and Switzerland subsidiaries are indefinitely reinvested. During the three months ended September 30, 2018 we repatriated $20.8 million from our UK subsidiary. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK and Switzerland and therefore we do not provide for U.S. income taxes that could result from the distribution of those earnings to the U.S. parent. If our reinvestment plans change based on future events and we decide to repatriate these amounts from our international subsidiaries other than the UK and Switzerland to fund our domestic operations, the amounts would generally become subject to state tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Decreases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar decreased our overall cash balances by approximately $0.9 million for the three months ended September 30, 2018. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses, and impairment charges and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations increased by $6.2 million in the three months ended September 30, 2018 versus the same period in the prior fiscal year. The increase was primarily related to an increase in cash flows from deferred revenue of $4.0 million, a decrease in our net loss of $3.3 million and an increase in cash flows from accounts receivables of $1.5 million, partially offset by a decrease in cash flows from other assets of $1.5 million and accounts payable of $1.1 million.

At September 30, 2018, we had U.S. net operating loss carryforwards of $109.5 million, which expire at various times through fiscal year 2037, Switzerland net operating loss carryforwards of $9.9 million, which expire in fiscal year 2024, and other foreign net operating loss carryforwards of $29.3 million, primarily in Europe and Israel, which have no statutory expiration date. We also have approximately $6.4 million of research and development tax credit carryforwards available, which expire at various points through fiscal year 2039. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At September 30, 2018, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $14.6 million increase in net cash used in investing activities for the three months ended September 30, 2018 versus the same period in the prior fiscal year was primarily due to an increase in cash used to fund business acquisitions, net of cash acquired, of $8.3 million and an increase in capital expenditures of $4.7 million.

Financing Activities. Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock through employee equity incentive plans. The $38.6 million increase in cash used in financing activities for the three months ended September 30, 2018 as compared to the same period in the prior fiscal year was primarily due to the repayment of amounts borrowed under our revolving credit facility of $40.0 million.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of September 30, 2018:

	Payment Due by Fiscal Year
	2019	2020-2021	2022-2023	Thereafter	Total
	(in thousands)
Credit Facility
Principal payment	$—	$—	$—	$110,000	$110,000
Interest payments (1)	2,458	6,767	7,062	139	16,426
Commitment fee (2)	249	665	665	13	1,592
Note payable	548	365	—	—	913
Operating leases	4,062	8,749	5,007	4,764	22,582
Purchase commitments	4,742	3,081	74	1	7,898

Total contractual obligations	$12,059	$19,627	$12,808	$114,917	$159,411

(1)

The Credit Facility carries a variable rate of interest. Interest payments were estimated using the applicable interest rate as of September 30, 2018 net of the impact of the interest rate swap we entered into on July 10, 2017.

(2)

The Credit Facility agreement includes a commitment fee, which we have included in the table above, based on the applicable interest rate as of September 30, 2018 and our current unborrowed capacity of $190 million.

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.3 million, has been excluded from the table above. These amounts have been excluded because, as of September 30, 2018, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2019, which is $1.7 million based on foreign exchange rates in effect on September 30, 2018. We have not disclosed contributions for periods after fiscal year 2019, as those amounts are subject to future changes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended September 30, 2018.

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

There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 as filed with the SEC on August 29, 2018, which is incorporated herein by reference.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In the fiscal quarter ended September 30, 2018, we completed the second phase of our implementation of a complex, company-wide, enterprise resource planning (ERP) system, which was designed to modify our existing ERP in conjunction with our adoption of the new revenue recognition standard which we adopted on July 1, 2018. We have assessed and continued to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal controls over financial reporting. Where appropriate, we have made changes to our internal controls to address system changes and to help ensure that we maintained effective internal controls over financial reporting as of September 30, 2018.

With the exception of the modification of our ERP solution, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, a party to legal proceedings and claims that arise in the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require further disclosure in, our financial statements.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors identified in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 before making an investment decision involving our common stock. These risk factors could materially affect our business, financial condition or results of operations and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties may also impact our business operations. There have been no material changes to the risk factors disclosed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A previously authorized repurchase program for our common stock expired on July 8, 2018. There were no share repurchases during the three months ended September 30, 2018.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2018, we issued approximately 895 thousand shares of our common stock upon the cashless exercise of warrants that we sold in December 2012. These warrants had an exercise price of $40.04 per share. The shares of our common stock were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1

First Amendment to Credit Agreement, dated as of July 16, 2018, to Credit Agreement, dated as of December 9, 2016, among Bottomline Technologies (de), Inc., the domestic subsidiaries of Bottomline Technologies (de), Inc. identified therein from time to time party thereto as guarantors; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and the Lenders identified therein from time to time party thereto

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: November 9, 2018	By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)