Form 10-Q
period 2018-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2019-02-08
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2019 was 43,193,919.

BOTTOMLINE TECHNOLOGIES (de), INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2018

PART I

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	December 31,	June 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$87,639	$121,860
Cash held for customers	5,382	2,753
Marketable securities	8,477	10,012
Accounts receivable net of allowances for doubtful accounts of $1,011 at December 31, 2018 and $996 at June 30, 2018	62,902	74,305
Prepaid expenses and other current assets	30,205	19,781

Total current assets	194,605	228,711
Property and equipment, net	28,876	28,895
Goodwill	200,786	200,024
Intangible assets, net	160,136	161,785
Other assets	33,301	16,553

Total assets	$617,704	$635,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,166	$10,251
Accrued expenses and other current liabilities	29,038	34,994
Customer account liabilities	5,382	2,753
Deferred revenue	58,496	75,356

Total current liabilities	103,082	123,354
Borrowings under credit facility	110,000	150,000
Deferred revenue, non-current	16,693	23,371
Deferred income taxes	7,457	8,367
Other liabilities	19,627	19,944

Total liabilities	256,859	325,036
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-46,468 at December 31, 2018 and 44,834 at June 30, 2018; outstanding shares-40,738 at December 31, 2018 and 39,028 at June 30, 2018	46	45
Additional paid-in-capital	700,520	678,549
Accumulated other comprehensive loss	(35,704)	(30,633)
Treasury stock: 5,730 shares at December 31, 2018 and 5,806 shares at June 30, 2018, at cost	(128,216)	(129,914)
Accumulated deficit	(175,801)	(207,115)

Total stockholders’ equity	360,845	310,932

Total liabilities and stockholders’ equity	$617,704	$635,968

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenues:
Subscriptions and transactions	$71,288	$63,187	$141,056	$123,901
Software licenses	5,665	2,620	10,177	4,985
Service and maintenance	26,786	28,433	54,191	55,775
Other	1,107	955	1,859	1,830

Total revenues	104,846	95,195	207,283	186,491

Cost of revenues:
Subscriptions and transactions	31,352	27,211	63,021	54,633
Software licenses	210	229	441	399
Service and maintenance	12,528	13,034	25,234	25,334
Other	891	701	1,415	1,368

Total cost of revenues	44,981	41,175	90,111	81,734

Gross profit	59,865	54,020	117,172	104,757

Operating expenses:
Sales and marketing	22,585	21,441	45,607	40,790
Product development and engineering	16,815	13,938	33,380	27,802
General and administrative	11,904	10,989	25,769	22,826
Amortization of acquisition-related intangible assets	5,253	5,702	10,579	10,890

Total operating expenses	56,557	52,070	115,335	102,308

Income from operations	3,308	1,950	1,837	2,449
Other expense, net	(858)	(3,357)	(1,639)	(7,640)

Income (loss) before income taxes	2,450	(1,407)	198	(5,191)
Benefit from income taxes	3,519	4,495	4,853	4,038

Net income (loss)	$5,969	$3,088	$5,051	$(1,153)

Net income (loss) per share:
Basic	$0.15	$0.08	$0.13	$(0.03)

Diluted	$0.14	$0.08	$0.12	$(0.03)

Shares used in computing net income (loss) per share:
Basic	40,635	38,087	40,162	37,908

Diluted	41,739	39,344	41,662	37,908

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	8	(3)	6	(3)
Unrealized gain (loss) on interest rate hedging transactions	(1,438)	604	(1,111)	369
Minimum pension liability adjustments	(10)	38	(56)	142
Foreign currency translation adjustments	(2,543)	773	(3,910)	2,146

Other comprehensive income (loss), net of tax:	(3,983)	1,412	(5,071)	2,654

Comprehensive income (loss)	$1,986	$4,500	$(20)	$1,501

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2018	2017
Operating activities:
Net income (loss)	$5,051	$(1,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	10,579	10,890
Stock-based compensation plan expense	21,891	16,540
Depreciation and other amortization	11,191	9,543
Gain on sale of cost-method investment	(237)	—
Deferred income tax benefit	(6,177)	(4,745)
Provision for allowances on accounts receivable	159	75
Amortization of debt issuance costs	208	711
Amortization of debt discount	—	5,574
Amortization of discount on investments	(75)	(5)
Loss (gain) on disposal of equipment	594	(10)
Loss (gain) on foreign exchange	326	(26)
Changes in operating assets and liabilities:
Accounts receivable	8,827	(12,326)
Prepaid expenses and other current assets	(1,982)	(1,089)
Other assets	(1,643)	926
Accounts payable	403	(145)
Accrued expenses	(4,858)	(1,932)
Customer account liabilities	2,761	(4,588)
Deferred revenue	(13,491)	(12,443)
Other liabilities	(278)	(697)

Net cash provided by operating activities	33,249	5,100
Investing activities:
Acquisition of businesses and assets, net of cash and restricted cash acquired	(8,895)	(5,741)
Proceeds from sale of cost-method investment	237	—
Purchases of available-for-sale securities	(7,588)	(9,935)
Proceeds from sales of available-for-sale securities	9,200	1,903
Capital expenditures, including capitalization of software costs	(17,028)	(9,137)
Proceeds from disposal of property and equipment	—	10
Insurance proceeds received for damage to equipment	200	—

Net cash used in investing activities	(23,874)	(22,900)
Financing activities:
Repayment of amounts borrowed under revolving credit facility	(40,000)	(189,750)
Amounts borrowed under revolving credit facility	—	150,000
Repayment of notes payable	(183)	(2,204)
Settlement of warrants	(4)	—
Debt issuance costs related to credit facility	(597)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,740	1,705

Net cash used in financing activities	(39,044)	(40,249)
Effect of exchange rate changes on cash	(1,923)	1,012

Decrease in cash, cash equivalents and restricted cash	(31,592)	(57,037)
Cash, cash equivalents and restricted cash at beginning of period	124,613	124,569

Cash, cash equivalents and restricted cash at end of period	$93,021	$67,532

Cash and cash equivalents at end of period	$87,639	$64,051
Cash held for customers at end of period	5,382	3,481

Cash, cash equivalents and restricted cash at end of period	$93,021	$67,532

Supplemental disclosures of non-cash financing activities:
Issuance of common stock upon settlement of the warrants	$58,451	$—
Issuance of note payable to seller in connection with acquisition	$—	$1,836
Issuance of common stock upon conversion of convertible senior notes	$—	$19,736
Receipt of common stock upon settlement of Note Hedges	$—	$19,964

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2018

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies (de), Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2019. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2018.

Note 2—Recent Accounting Pronouncements

Recently Adopted Pronouncements

Revenue Recognition: In May 2014, the Financial Accounting Standard Board (FASB) issued an accounting standard update for new revenue recognition guidance, superseding nearly all prior revenue recognition guidance. The new revenue standard outlines a single comprehensive model for accounting for revenue from contracts with customers and requires more detailed revenue disclosures. The core principle of the new standard is that revenue is to be recognized in a manner that depicts the transfer of promised goods or services to customers at amounts that reflect the consideration which the entity expects to be entitled under the arrangement.

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

The adjustment to accounts receivable relates primarily to unbilled receivables reclassified as contract assets. The increase to contract assets relates to revenue recognized in excess of the amount billed to the customer and the right to payment contingent on conditions other than simply the passage of time, such as the completion of a related performance obligation. Adjustments to deferred revenue relate primarily to the acceleration of revenue under the new standard as compared to the previous revenue recognition standard. This largely relates to transactions where, under legacy GAAP, revenue was deferred due to a lack of vendor specific objective evidence of fair value, transactions accounted for under a combined services arrangement which resulted in revenue recognition over time, transactions that had contractually stipulated price increases that were accounted for as the increases occurred and certain contingent revenue arrangements. Adjustments to capitalized fulfillment costs and capitalized sales commissions reflect the requirement to capitalize these costs under the new standard; prior to adoption, we expensed these costs as incurred. Capitalized costs are recorded as components of our prepaid expenses and other current assets and other assets in our consolidated balance sheet.

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

Statement of Cash Flows: In August and November of 2016, the FASB issued updated accounting standards which address the classification and presentation of certain cash receipts, cash payments and restricted cash in the statement of cash flows. We adopted these standards retrospectively on July 1, 2018. Our consolidated balance sheets include cash held for customers and a liability for the same amount. Cash held for customers and the related customer account liabilities arise from certain payment transactions we process on behalf of customers where we collect and hold customer funds for a short transient period before disbursing the cash and settling the liability. Cash we hold on behalf of customers is segregated from our other corporate cash accounts, is not available for use by us and is considered restricted cash. Prior to the adoption of this standard the change in cash held for customers and the corresponding liability were presented on a net basis in our consolidated statement of cash flows. As a result of adoption, the operating section of our consolidated statement of cash flows now reflects the impact on our total cash position, including the impact of changes in customer account liabilities.

During the six months ended December 31, 2017, the retrospective adoption of this standard resulted in an increase in operating cash flows of approximately $4.6 million.

Defined Benefit Plan Expenses: In March 2017, the FASB issued an accounting standard update that changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (the service cost component) and non-operating expense (all other components of net periodic defined benefit cost). Under the revised standard, the service cost component is classified consistently with other compensation costs, while all other components are reported in other expense, net. We adopted this standard retrospectively on July 1, 2018 and reclassified approximately $0.2 million and $0.4 million from income from operations to other expense, net for the three and six months ended December 31, 2017, respectively, in our consolidated statement of comprehensive loss.

Accounting Pronouncements to be Adopted

Leases: In February 2016, the FASB issued an accounting standard update which requires balance sheet recognition of a lease liability and a corresponding right-of-use asset for all leases with terms longer than twelve months. The pattern of recognition of lease related revenue and expenses will be dependent on its classification. The updated standard requires additional financial statement disclosures. We will adopt this standard on July 1, 2019 and anticipate that the standard will have a material impact to our consolidated balance sheet due to the recognition of right of use assets and lease liabilities and additional disclosures. We expect to adopt the standard using a modified retrospective method as of the date of adoption (July 1, 2019).

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

Goodwill Impairment: In January 2017, the FASB issued an accounting standard update to simplify the test for goodwill impairment which removes step 2 from the goodwill impairment test. Under the revised standard, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for us on July 1, 2020 on a prospective basis, with early adoption permitted. We do not currently expect the adoption of this standard to have a material impact on our financial statements.

Derivatives and Hedging: In August 2017, the FASB issued an accounting standard update that more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The guidance expands hedge accounting for both nonfinancial and financial risk components and refines the measurement of hedge results to better reflect an entity’s hedging strategies. In October 2018, the FASB issued an accounting standard update to expand the list of United States benchmark interest rates permitted in the application of hedge accounting. The revised standard allows the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes. These standard updates are required to be adopted concurrently and are effective for us on July 1, 2019. We are currently evaluating the anticipated impact of these standards on our financial statements.

Share-Based Compensation - Nonemployee Share-Based Payment Accounting: In June 2018, the FASB issued an accounting standard update to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. Under the revised standard, measurement of nonemployee awards will be fixed at the grant date by estimating the fair value of the equity instruments to be issued. Additionally, during the vesting period, nonemployee awards that contain a performance condition that affects the quantity or other terms of the award will be measured based on the probable outcome. Upon adoption, entities must recognize a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption for equity-classified nonemployee awards for which a measurement date has not been established and liability-classified nonemployee awards that have not been settled. This standard is effective for us on July 1, 2019. We do not currently expect the adoption of this standard to have a material impact on our financial statements.

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

Revenue Recognition

We generate revenue from the sale of SaaS or cloud-based services inclusive of both fixed and usage-based fees, perpetual and term software licenses, professional services such as consulting and implementation services, software support and maintenance and, to a lesser extent, through the sale of hardware and supplies. We recognize revenue as we transfer goods and services to customers, at amounts we expect to receive as consideration under enforceable contractual arrangements. Revenue is recognized as we satisfy contractual performance obligations, which can occur either at a point in time or over time. For perpetual and term software licenses that do not involve significant customization and for equipment and supplies sales, we normally record revenue at a point in time. For professional services, support and maintenance, stand-ready performance obligations with respect to our hosted or SaaS solutions and for software licenses that are dependent on significant customization by us we normally record revenue over time.

We recognize revenue according to a five step model that involves:

•	Identifying the contract (or contracts) with a customer;

•	Identifying the performance obligations in the contract(s);

•	Determining the transaction price;

•	Allocating the transaction price to the contractual performance obligations, and

•	Recognizing revenue as we satisfy the performance obligations.

We consider a contract to exist when we have legally enforceable rights and obligations with a customer. Our contracts can take a variety of forms but are normally in writing and include all major commercial terms such as the goods or services we will be obligated to transfer under the arrangement, the amount the customer is obligated to pay us upon fulfillment of our obligations and the payment terms.

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

Nature of Goods and Services

Subscriptions and Transactions: We generate subscriptions and transactions revenue through the provision of hosted and SaaS based solutions which can include contractually fixed revenue amounts as well as usage based fees. Our SaaS arrangements consist of an obligation for us to provide continuous access to a technology solution that we host, which we account for as a stand-ready performance obligation. These contracts may also be subject to variable pricing or overage fees based on customer processing, usage or volume. We recognize revenue for fixed subscription fees ratably over the non-cancelable term of the contract, commencing on the date the customer has access to the solution. In circumstances where we meet certain requirements to allocate variable consideration to a distinct service within a series of related services, we allocate variable consideration to each distinct period of service within the series. If we do not meet those requirements, we include an estimate of variable consideration in the transaction price and recognize it ratably over the non-cancelable term of the contract.

For certain of our hosted or SaaS solutions, customers are charged a fee for implementation services. In determining whether the implementation services are distinct from the hosting services we consider various factors including the level of customization, complexity of the integration, the interdependency and interrelationship between the implementation services and the hosting services and the ability (or inability) of the customer’s personnel or other service providers to perform the services. We have concluded that the implementation services in our hosting arrangements with multiple performance obligations are not distinct and therefore we recognize fees for implementation services ratably over the non-cancelable term of the hosting contract.

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

Software Licenses: Software licenses revenue reflects fees we charge to license software on a perpetual basis. For software licenses that do not include significant customization we recognize revenue at the point in time where the customer has obtained access to the intellectual property and the license period has commenced.

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

Disaggregation of Revenue

The tables below present our revenue disaggregated by major product category and the related financial statement classification of revenue for the three and six months ended December 31, 2018.

	Three Months Ended December 31, 2018
	Settlement Network Solutions	Legal Spend Management Solutions	Banking Solutions	Payments and Transactional Documents	Healthcare	Other	Total
	(in thousands)
Financial statement classification:
Subscriptions and transactions	$24,881	$19,149	$15,925	$11,045	$231	$57	$71,288
Software licenses	235	—	2,100	1,499	464	1,367	5,665
Service and maintenance	6,063	—	5,103	12,601	872	2,147	26,786
Other	—	—	—	798	—	309	1,107

Total revenues	$31,179	$19,149	$23,128	$25,943	$1,567	$3,880	$104,846

	Six Months Ended December 31, 2018
	Settlement Network Solutions	Legal Spend Management Solutions	Banking Solutions	Payments and Transactional Documents	Healthcare	Other	Total
	(in thousands)
Financial statement classification:
Subscriptions and transactions	$49,163	$37,545	$31,591	$21,614	$1,057	$86	$141,056
Software licenses	807	—	3,426	3,653	883	1,408	10,177
Service and maintenance	12,388	—	10,363	25,360	1,770	4,310	54,191
Other	—	—	—	1,550	—	309	1,859

Total revenues	$62,358	$37,545	$45,380	$52,177	$3,710	$6,113	$207,283

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of December 31, 2018 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of SaaS hosting/subscription obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations. The amount of revenue recognized during the three and six months ended December 31, 2018 from performance obligations satisfied in prior periods was not significant.

Revenue allocated to remaining performance obligations was $367.0 million as of December 31, 2018 of which we expect to recognize approximately $160.0 million over the next twelve months and the remainder thereafter. We exclude from our measure of remaining performance obligations amounts related to future transactional or usage based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services.

Contract Assets and Liabilities

The table below presents our accounts receivable, contract assets and deferred revenue balances as of July 1, 2018 and December 31, 2018.

	July 1,	December 31,
	2018	2018	$ Change
	(in thousands)
Accounts receivable	$72,391	$62,902	$(9,489)
Contract assets	5,118	6,894	1,776
Deferred revenue	88,888	75,189	(13,699)

Accounts receivable include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. Contract assets arise when we recognize revenue in excess of the amount billed to the customer and the right to payment is contingent on conditions other than simply the passage of time, such as the completion of a related performance obligation. Contract assets are classified in our consolidated balance sheets as other current assets for those contract assets with amortization periods of one year or less and other assets for contract assets with amortization periods greater than one year. Deferred revenue consists of billings or customer payments in excess of amounts recognized as revenue.

For the three and six months ended December 31, 2018, we recognized $24.7 million and $51.8 million, respectively, in revenue from amounts that were included in deferred revenue as of July 1, 2018.

Contract Costs

We capitalize incremental costs incurred in connection with obtaining a contract if they have a period of benefit that is greater than one year and we expect to recover the costs through future contract revenues. Incremental costs incurred to obtain a contract relate to sales commissions. We also capitalize costs incurred in fulfilling a contract when the costs relate directly to a specifically identifiable customer contract, when the costs generate or enhance resources that we will use to satisfy performance obligations in the future and when the costs are expected to be recovered through future contract revenues. Capitalized costs to obtain a contract and capitalized fulfillment costs totaled $5.2 million and $16.3 million, respectively, at December 31, 2018.

Capitalized costs are amortized on a basis consistent with the transfer of the goods or services to which the asset relates. This results in capitalized costs being recognized on a ratable basis over the estimated period of future benefit, which is generally five years. We estimate the future period of benefit considering the current contract term, the impact of estimated customer renewal terms and the estimated life of the technology solution underlying the contracts. Amortization expense associated with costs of obtaining and costs of fulfilling a contract, respectively, for the three months ended December 31, 2018 was $0.5 million and $0.9 million and were recorded as components of sales and marketing expense and cost of revenues, respectively, in our consolidated statement of comprehensive income (loss). Amortization expense associated with costs of obtaining and costs of fulfilling a contract were $0.8 million and $1.4 million, respectively, for the six months ended December 31, 2018, and were recorded as components of sales and marketing expense and cost of revenues, respectively, in our consolidated statement of comprehensive income (loss).

The following tables summarize the impact of adopting the new revenue standard on our consolidated financial statements as of and for the three and six months ended December 31, 2018:

Unaudited Condensed Consolidated Balance Sheet

	At December 31, 2018
(in thousands, unaudited)	As Reported	Adjustments	Balances without adoption of new revenue standard
ASSETS
Current assets:
Cash and cash equivalents	$87,639	$—	$87,639
Cash held for customers	5,382	—	5,382
Marketable securities	8,477	—	8,477
Accounts receivable, net	62,902	1,576	64,478
Prepaid expenses and other current assets	30,205	(11,162)	19,043

Total current assets	194,605	(9,586)	185,019
Property and equipment, net	28,876	—	28,876
Goodwill	200,786	—	200,786
Intangible assets, net	160,136	—	160,136
Other assets	33,301	(14,931)	18,370

Total assets	$617,704	$(24,517)	$593,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,166	$—	$10,166
Accrued expenses and other current liabilities	29,038	—	29,038
Customer account liabilities	5,382	—	5,382
Deferred revenue	58,496	2,071	60,567

Total current liabilities	103,082	2,071	105,153
Borrowings under credit facility	110,000	—	110,000
Deferred revenue, non-current	16,693	6,542	23,235
Deferred income taxes	7,457	1,619	9,076
Other liabilities	19,627	—	19,627

Total liabilities	256,859	10,232	267,091
Stockholders’ equity
Preferred Stock, $.001 par value	—	—	—
Common Stock, $.001 par value	46	—	46
Additional paid-in-capital	700,520	—	700,520
Accumulated other comprehensive loss	(35,704)	185	(35,519)
Treasury stock, at cost	(128,216)	—	(128,216)
Accumulated deficit	(175,801)	(34,934)	(210,735)

Total stockholders’ equity	360,845	(34,749)	326,096

Total liabilities and stockholders’ equity	$617,704	$(24,517)	$593,187

Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
(in thousands, unaudited)	As Reported	Adjustments	Balances without adoption of new revenue standard	As Reported	Adjustments	Balances without adoption of new revenue standard
Revenues:
Subscriptions and transactions	$71,288	$390	$71,678	$141,056	$1,226	$142,282
Software licenses	5,665	(1,742)	3,923	10,177	(3,382)	6,795
Service and maintenance	26,786	514	27,300	54,191	1,227	55,418
Other	1,107	(37)	1,070	1,859	(37)	1,822

Total revenues	104,846	(875)	103,971	207,283	(966)	206,317

Cost of revenues:
Subscriptions and transactions	31,352	263	31,615	63,021	649	63,670
Software licenses	210	2	212	441	2	443
Service and maintenance	12,528	408	12,936	25,234	801	26,035
Other	891	(30)	861	1,415	(28)	1,387

Total cost of revenues	44,981	643	45,624	90,111	1,424	91,535

Gross profit	59,865	(1,518)	58,347	117,172	(2,390)	114,782

Operating expenses:
Sales and marketing	22,585	175	22,760	45,607	365	45,972
Product development and engineering	16,815	146	16,961	33,380	178	33,558
General and administrative	11,904	—	11,904	25,769	—	25,769
Amortization of acquisition-related intangible assets	5,253	—	5,253	10,579	—	10,579

Total operating expenses	56,557	321	56,878	115,335	543	115,878

Income from operations	3,308	(1,839)	1,469	1,837	(2,933)	(1,096)
Other expense, net	(858)	—	(858)	(1,639)	—	(1,639)

Income (loss) before income taxes	2,450	(1,839)	611	198	(2,933)	(2,735)
Benefit (expense) from income taxes	3,519	4,797	(1,278)	4,853	5,738	(885)

Net income (loss)	$5,969	$(6,636)	$(667)	$5,051	$(8,671)	$(3,620)

Net income (loss) per share:
Basic	$0.15	$(0.17)	$(0.02)	$0.13	$(0.22)	$(0.09)

Diluted	$0.14	$(0.16)	$(0.02)	$0.12	$(0.21)	$(0.09)

Shares used in computing net income (loss) per share:
Basic	40,635	—	40,635	40,162	—	40,162

Diluted	41,739	(1,104)	40,635	41,662	(1,500)	40,162

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	8	—	8	6	—	6
Unrealized gain (loss) on interest rate hedging transactions	(1,438)	—	(1,438)	(1,111)	—	(1,111)
Minimum pension liability adjustments	(10)	—	(10)	(56)	—	(56)
Foreign currency translation adjustments	(2,543)	125	(2,418)	(3,910)	185	(3,725)

Other comprehensive loss, net of tax:	(3,983)	125	(3,858)	(5,071)	185	(4,886)

Comprehensive income (loss)	$1,986	$(6,511)	$(4,525)	$(20)	$(8,486)	$(8,506)

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended December 31, 2018
(in thousands, unaudited)	As Reported	Adjustments	Balances without adoption of new revenue standard
Operating activities:
Net income (loss)	$5,051	$(8,671)	$(3,620)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	10,579	—	10,579
Stock-based compensation plan expense	21,891	15	21,906
Depreciation and other amortization	11,191	—	11,191
Gain on sale of cost-method investment	(237)	—	(237)
Deferred income tax benefit	(6,177)	5,738	(439)
Provision for allowances on accounts receivable	159	—	159
Amortization of debt issuance costs	208	—	208
Amortization of discount on investments	(75)	—	(75)
Loss (gain) on disposal of equipment	594	—	594
Loss (gain) on foreign exchange	326	(5)	321
Changes in operating assets and liabilities:
Accounts receivable	8,827	328	9,155
Prepaid expenses and other current assets	(1,982)	2,754	772
Other assets	(1,643)	1,004	(639)
Accounts payable	403	—	403
Accrued expenses	(4,858)	—	(4,858)
Customer account liabilities	2,761	—	2,761
Deferred revenue	(13,491)	(1,163)	(14,654)
Other liabilities	(278)	—	(278)

Net cash provided by operating activities	$33,249	$—	$33,249

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

Consolidated Statement of Comprehensive Income (Loss)

Adjustments to software license revenues reflect the requirement under legacy GAAP to defer recognition of revenue when vendor specific evidence of fair value could not be established. The new revenue standard does not have a similar requirement and instead results in the recognition of software license revenue when that performance obligation has been transferred to the customer. In addition, the new revenue standard changed the methodology for allocating the transaction price between performance obligations, which had the impact of increasing software revenue. The decrease in our deferred tax benefit under legacy GAAP is driven by the overall decrease in net income and the inability to recognize certain interim tax benefits.

Statement of Cash Flows

The adoption of the new revenue standard had no impact on our total cash flows or the net cash provided by operating activities. The adjustments reflect offsetting shifts in the components of operating cash flow driven by changes to individual balance sheet accounts and the change in our net income (loss).

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

At December 31, 2018 and June 30, 2018, our assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2018				June 30, 2018
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$1,756	$—	$—	$1,756	$154	$—	$—	$154

Available for sale securities - Debt
U.S. Corporate	$—	$991	$—	$991	$—	$3,467	$—	$3,467
Government - U.S.	—	7,424	—	7,424	—	6,480	—	6,480

Total available for sale securities	$—	$8,415	$—	$8,415	$—	$9,947	$—	$9,947

Short-term derivative interest rate swap	$—	$562	$—	$562	$—	$407	$—	$407

Long-term derivative interest rate swap	$—	$917	$—	$917	$—	$2,183	$—	$2,183

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, cash held for customers, marketable securities, accounts receivable, accounts payable, customer account liabilities, a derivative interest rate swap and debt drawn on our Credit Facility (as defined in Note 11). Fair value information for each of these instruments is as follows:

•

Cash and cash equivalents, cash held for customers, accounts receivable, accounts payable and customer account liabilities fair values approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at December 31, 2018 and June 30, 2018, approximated fair value.

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

•

The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.3 million and $1.4 million at December 31, 2018 and June 30, 2018, respectively, which approximated fair value.

•

We have certain other investments for which there is no readily determinable fair value. The carrying value of these investments was $4.4 million at both December 31, 2018 and June 30, 2018, and they are reported as a component of our other assets. These investments are recorded at cost, less impairment (if any), plus or minus adjustments for observable price changes.

•

We have borrowings of $110 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at December 31, 2018, as the instrument carries a variable rate of interest which reflects current market rates.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of December 31, 2018 and June 30, 2018.

	December 31, 2018			June 30, 2018
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	$62	$8,415	$8,477	$65	$9,947	$10,012

Total marketable securities	$62	$8,415	$8,477	$65	$9,947	$10,012

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

December 31, 2018
(in thousands)
Due within 1 year	$8,415
Due in 1 year through 5 years	—

Total	$8,415

All of our available for sale marketable securities are classified as current assets.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of December 31, 2018 and June 30, 2018, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At December 31, 2018		At June 30, 2018
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government—U.S.	$3,476	$(3)	$6,480	$(6)

Total	$3,476	$(3)	$6,480	$(6)

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

In the preliminary allocation of the purchase price, we recorded $2.7 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $8.4 million, consisting primarily of customer related assets, are being amortized over a weighted average estimated useful life of thirteen years. Microgen’s operating results are included in the Payments and Transactional Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or net income (loss).

Acquisition expenses of approximately $0.2 million were expensed during the six months ended December 31, 2018 related to the Microgen acquisition, principally as a component of general and administrative expense.

Fiscal Year 2018 Acquisitions

During the fiscal year ended June 30, 2018, we completed two business acquisitions for an aggregate purchase consideration of $18.5 million.

First Capital Cashflow Ltd.

On October 4, 2017, we acquired First Capital Cashflow Ltd. (FCC) for 10.5 million British Pound Sterling (approximately $13.9 million based on the exchange rate in effect at the acquisition date) in cash and 42,080 shares of our common stock. The shares, which were issued to the selling stockholders of FCC who became employees of Bottomline, have vesting conditions tied to continued employment; as such the shares are compensatory and we will record share-based payment expense over the underlying stock vesting period of five years. FCC’s operating results are included in the Payments and Transactional Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or net income (loss).

Decillion

On August 14, 2017, we acquired Singapore-based Decillion Group (Decillion) for total consideration of 6.2 million Singapore Dollars (approximately $4.6 million based on the exchange rate in effect at the acquisition date), consisting of $2.8 million in cash and a note payable of $1.8 million. The note is payable in equal installments over ten quarters starting during the three months ended September 30, 2017. Decillion’s operating results have been included in our Cloud Solutions segment from the date of the acquisition forward and did not have a material impact on our revenue or net income (loss).

Note 6—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net income (loss)	$5,969	$3,088	$5,051	$(1,153)

Denominator:
Shares used in computing basic net income (loss) per share attributable to common stockholders	40,635	38,087	40,162	37,908

Impact of dilutive securities	1,104	1,257	1,500	—

Shares used in computing diluted net income (loss) per share attributable to common stockholders	41,739	39,344	41,662	37,908

Basic net income (loss) per share attributable to common stockholders	$0.15	$0.08	$0.13	$(0.03)

Diluted net income (loss) per share attributable to common stockholders	$0.14	$0.08	$0.12	$(0.03)

For the six months ended December 31, 2017, approximately 2.8 million shares of unvested restricted stock and stock options and warrants for up to 6.3 million shares of our common stock were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

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

Other. Our Other segment consists of our healthcare and cyber fraud and risk management operating segments. Our healthcare solutions for patient registration, electronic signature, mobile document and payments allow healthcare organizations to improve business efficiencies, reduce costs and improve care quality. Our cyber fraud and risk management solutions non-invasively monitor, replay and analyze user behavior to flag and even stop suspicious activity in real time. When licensed for on-premise deployment, software revenue for these operating segments is typically recorded upon delivery of the software and commencement of the license term. Professional services revenue is normally recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period.

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

Our chief operating decision maker assesses segment performance based on a variety of factors that normally include segment revenue and a segment measure of profit or loss. Each segment’s measure of profit or loss is on a pre-tax basis and excludes certain items as presented in our reconciliation of the measure of total segment profit to GAAP income (loss) before income taxes that follows. There are no inter-segment sales; accordingly, the measure of segment revenue and profit or loss reflects only revenues from external customers. The costs of certain corporate level expenses, primarily general and administrative expenses, are allocated to our operating segments based on a percentage of the segment’s revenues.

We do not track or assign our assets by operating segment.

Segment information for the three and six months ended December 31, 2018 and 2017 according to the segment descriptions above, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Segment revenue:
Cloud Solutions	$50,328	$44,518	$99,903	$86,962
Banking Solutions	23,128	20,954	45,380	42,275
Payments and Transactional Documents	25,943	25,343	52,177	48,392
Other	5,447	4,380	9,823	8,862

Total segment revenue	$104,846	$95,195	$207,283	$186,491

Segment measure of profit (loss):
Cloud Solutions	$10,742	$9,650	$21,034	$19,034
Banking Solutions	1,953	1,148	4,015	3,309
Payments and Transactional Documents	7,785	7,734	15,866	14,094
Other	(461)	(903)	(1,474)	(1,387)

Total measure of segment profit	$20,019	$17,629	$39,441	$35,050

A reconciliation of the measure of total segment profit to GAAP income (loss) before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Total measure of segment profit	$20,019	$17,629	$39,441	$35,050
Less:
Amortization of acquisition-related intangible assets	(5,253)	(5,702)	(10,579)	(10,890)
Stock-based compensation plan expense	(9,549)	(8,080)	(21,891)	(16,540)
Acquisition and integration-related expenses	(710)	(380)	(1,593)	(1,372)
Restructuring benefit (expense)	(54)	—	(631)	9
Minimum pension liability adjustments	80	(3)	155	(38)
Global ERP system implementation and other costs	(972)	(1,339)	(2,553)	(3,415)
Other expense, net (1)	(1,111)	(3,532)	(2,151)	(7,995)

Income (loss) before income taxes	$2,450	$(1,407)	$198	$(5,191)

(1)

On July 1, 2018, we adopted an accounting standard update that changes the classification of certain pension related items. For purposes of this reconciliation of segment profit, we have presented pension related adjustments discretely, not as a component of other expense, net.

The following depreciation and other amortization expense amounts are included in the measure of segment profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$2,880	$2,535	$5,809	$4,978
Banking Solutions	1,859	1,537	3,715	3,029
Payments and Transactional Documents	725	705	1,483	1,344
Other	87	98	184	192

Total depreciation and other amortization expense	$5,551	$4,875	$11,191	$9,543

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Revenues from unaffiliated customers:
United States	$65,024	$58,589	$127,905	$115,799
United Kingdom	24,004	22,468	48,371	42,539
Switzerland	9,614	9,148	19,607	18,533
Other	6,204	4,990	11,400	9,620

Total revenues from unaffiliated customers	$104,846	$95,195	$207,283	$186,491

Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At December 31,	At June 30,
	2018	2018
	(in thousands)
Long-lived assets:
United States	$46,505	$36,374
United Kingdom	10,023	5,586
Other	4,867	3,488

Total long-lived assets	$61,395	$45,448

Note 8—Income Taxes

The income tax expense we record in any interim period is based on our estimated effective tax rate for the fiscal year for those tax jurisdictions in which we can reliably estimate that rate. The calculation of our estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction as well as total tax expense for the fiscal year. Accordingly, our annual estimated effective tax rate is subject to adjustment if there are changes to our initial estimates of total tax expense or pre-tax income, including the mix of income by jurisdiction. For those tax jurisdictions for which we are unable to reliably estimate an overall effective tax rate, we calculate income tax expense based upon the actual effective tax rate for the year-to-date period.

Provision for Income Taxes

We recorded an income tax benefit of $3.5 million and $4.5 million for the three months ended December 31, 2018 and 2017, respectively. In the three months ended December 31, 2018, the income tax benefit we recorded was driven largely by discrete tax benefits of $3.3 million relating to stock-based compensation. The income tax benefit for the three months ended

December 31, 2017 was principally due to a discrete tax benefit of $4.4 million relating to the consequences of the Tax Act (discussed below) and a tax benefit associated with our Swiss and Israeli operations, offset in part by tax expense associated with our U.S. and UK operations.

We recorded an income tax benefit of $4.9 million and $4.0 million for the six months ended December 31, 2018 and 2017, respectively. In the six months ended December 31, 2018 the income tax benefit we recorded was driven largely by discrete tax benefits of $4.0 million relating to stock-based compensation and a discrete tax benefit of $0.5 million arising from a reduction to deferred tax liabilities related to state tax consequences of repatriated foreign earnings. The income tax benefit for the six months ended December 31, 2017 was principally due to a discrete tax benefit of $4.4 million relating to the consequences of the Tax Act (discussed below) and a tax benefit associated with our Swiss and Israeli operations, offset in part by tax expense associated with our U.S. and UK operations.

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

At December 31, 2018, we had a total valuation allowance of $32.3 million against our deferred tax assets given the uncertainty of recoverability of these amounts. The change in our valuation allowance during the six months ended December 31, 2018 include the reduction in valuation allowance as a result of the adoption of the new accounting standard for revenue recognition.

U.S. Tax Cuts and Jobs Act

The U.S. Tax Cuts and Jobs Act (the Tax Act) was signed into U.S. law on December 22, 2017 and made broad and complex changes to the U.S. tax code. This legislation contained a variety of income tax changes, including a reduction to the federal corporate income tax rate from 35% to 21%, a repeal of the corporate alternative minimum tax, a one-time transition tax on accumulated foreign earnings, a move to a territorial tax system, a limitation on the tax deductibility of interest expense and an acceleration of tax deductions for qualifying capital expenditures.

The Tax Act resulted in four consequences to us in our prior fiscal year, as follows:

•

Assessing whether we would incur any tax liability under the one-time transition tax. Under the Tax Act, un-repatriated foreign earnings post-1986 are subject to a one-time transition tax at rates that vary depending on the composition of foreign assets. We did not incur any transition tax liability due to our accumulated deficit position with respect to our foreign subsidiaries.

•

Re-valuing our U.S. deferred tax balances to reflect lower income tax rates. Deferred tax assets and deferred tax liabilities are recorded based on the income tax rates expected to be in effect when book and tax basis differences reverse. We are in a net U.S. deferred tax liability position. During the fiscal year ended June 30, 2018 we reduced the carrying value of our net deferred tax liabilities to reflect the impact of lower future income tax rates and recognized a non-recurring income tax benefit of $3.7 million.

•

Recognizing the ability to recover amounts paid for alternative minimum tax. The Tax Act eliminated the alternative minimum tax calculation and provided for the ability to recover certain amounts previously paid for such tax. We expect to receive a tax refund of $0.7 million and recognized a non-recurring income tax benefit in this amount in the fiscal year ended June 30, 2018.

•

Reversal of indefinite-lived deferred tax liabilities as a source of future taxable income when assessing the realizability of indefinite-lived net operating loss carryforwards. Under the Tax Act, net operating loss carryforwards arising in tax years beginning after December 31, 2017 are limited to 80% of taxable income in any year, and net operating losses generated in tax years ending after December 31, 2017 can be carried forward indefinitely. Based on the projection of future reversals of our deferred tax differences as of June 30, 2018 we determined that a portion of our indefinite-lived deferred tax liabilities could be used as a source of taxable income when assessing the realizability of future indefinite-lived net operating loss carryforwards. Accordingly, we recognized an income tax benefit of $4.1 million through a reduction to our valuation allowance in the fiscal year ended June 30, 2018.

All of our accounting calculations and financial reporting positions for consequences arising from the Tax Act are final as of December 31, 2018.

A provision of the Tax Act subjects a U.S. shareholder to current tax on “global intangible low-taxed income” (GILTI) of its controlled foreign corporations. We have elected to treat any tax related to GILTI as current tax expense in the period the tax is incurred.

The Tax Act also provides that the repatriation to the U.S. of foreign earnings can be done without federal tax consequence. During fiscal year 2018, as a result of the Tax Act provisions, we reassessed and changed our assertion that cumulative earnings by our UK and Switzerland subsidiaries were indefinitely reinvested. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK and Switzerland and therefore we do not provide for U.S. income taxes or withholding taxes that could result from the distribution of those earnings to the U.S. parent. If any such earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we would likely be subject to additional U.S. state income taxes. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Note 9—Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. We perform an impairment test of goodwill during the fourth quarter of each fiscal year or sooner, if indicators of potential impairment arise.

At December 31, 2018, the carrying value of goodwill for all of our reporting units was $200.8 million.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$207,608	$(138,800)	$68,808	8.4
Core technology	129,987	(86,373)	43,614	7.8
Other intangible assets	21,954	(18,123)	3,831	5.1
Capitalized software development costs	21,282	(7,946)	13,336	3.5
Software (1)	68,153	(37,606)	30,547	4.5

Total	$448,984	$(288,848)	$160,136

Unamortized intangible assets:
Goodwill			200,786

Total intangible assets			$360,922

	As of June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$201,214	$(134,133)	$67,081	8.4
Core technology	130,257	(82,815)	47,442	8.1
Other intangible assets	21,983	(17,299)	4,684	5.3
Capitalized software development costs	19,527	(6,265)	13,262	4.0
Software (1)	62,711	(33,395)	29,316	4.5

Total	$435,692	$(273,907)	$161,785

Unamortized intangible assets:
Goodwill			200,024

Total intangible assets			$361,809

(1)	Software includes purchased software and software developed for internal use.

Estimated amortization expense for the remainder of fiscal year 2019 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of December 31, 2018, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2019	$10,211	$1,761	$4,555
2020	18,428	3,521	7,944
2021	17,336	3,521	5,652
2022	15,222	3,521	4,061
2023	14,019	607	2,416
2024 and thereafter	41,037	77	2,686

Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.

The following table represents a rollforward of our goodwill balances, by reportable segment:

	Cloud Solutions	Banking Solutions	Payments and Transactional Documents	Other	Total
	(in thousands)
Balance at June 30, 2018 (1)	$90,270	$35,880	$65,680	$8,194	$200,024
Goodwill acquired during the period	—	—	2,651	—	2,651
Impact of foreign currency translation	(199)	—	(1,690)	—	(1,889)

Balance at December 31, 2018 (1)	$90,071	$35,880	$66,641	$8,194	$200,786

(1)	Other goodwill balance is net of $7.5 million accumulated impairment losses, recorded previously.

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

Restructuring

During the three and six months ended December 31, 2018 we recorded restructuring expenses associated with a facility exit of $0.1 million and $0.6 million, respectively, primarily within our general and administrative expense line.

Note 11—Indebtedness

Credit Agreement

We are party to a credit agreement (the Credit Agreement) that provides for a five-year revolving credit facility in the amount of up to $300 million (the Credit Facility), which was amended on July 16, 2018. We also have the right to request an increase of the aggregate commitments under the Credit Facility by up to $150 million, subject to specified conditions. The Credit Facility expires in July 2023. During the six months ended December 31, 2018, we used $40.0 million of cash on hand to pay down a portion of our borrowings due under the Credit Facility and at December 31, 2018 we owed $110 million.

The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.75 to 1.00, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2020; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default and related cure provisions. As of December 31, 2018, we were in compliance with the covenants associated with the Credit Facility.

Warrants

In December 2012, we received aggregate proceeds of $25.8 million, net of issue costs, from the sale of warrants for the purchase of up to 6.3 million shares of our common stock at a strike price of $40.04 per share. The warrants were exercisable in equal tranches over a period of 150 days beginning on March 1, 2018 and ending on October 2, 2018. Each warrant was exercisable into one share of our common stock. During the six months ended December 31, 2018, we issued approximately 932 thousand shares of common stock related to the warrants exercised by the holders and all warrant exercises were net settled. There were no warrants outstanding as of December 31, 2018.

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

We designated the interest rate swap as a hedging instrument and it qualified for hedge accounting upon inception and at December 31, 2018. To continue to qualify for hedge accounting, the instrument must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.

The fair values of the interest rate swap and their respective locations in our consolidated balance sheets at December 31, 2018 and June 30, 2018 were as follows:

Description	Balance Sheet Location	December 31, 2018	June 30, 2018
		(in thousands)
Derivative interest rate swap
Short-term derivative asset	Prepaid expenses and other current assets	$562	$407
Long-term derivative asset	Other assets	$917	$2,183

The following tables present the effect of our derivative interest rate swap and related tax effects in AOCI for the six months ended December 31, 2018 and 2017.

	June 30, 2018	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss) (Effective Portion) (1)	Income Tax Benefit (Provision) in OCI on Derivative Instruments	December 31, 2018
	(in thousands)
Derivative interest rate swap	$2,590	$(974)	$137	$—	$1,479

	June 30, 2017	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss) (Effective Portion) (1)	Income Tax Benefit (Provision) in OCI on Derivative Instruments	December 31, 2017
	(in thousands)
Derivative interest rate swap	$—	$569	$(48)	$(248)	$369

(1)	Recorded as interest income (expense) within other expense, net in our consolidated statements of comprehensive income (loss).

During the three and six months ended December 31, 2018, we concluded that no portion of the hedge was ineffective.

As of December 31, 2018, there was $1.5 million of unrealized gain in accumulated other comprehensive loss. We expect to reclassify approximately $0.6 million of this unrealized gain from accumulated other comprehensive loss to earnings over the next twelve months.

Note 13—Postretirement and Other Employee Benefits

Defined Benefit Pension Plan

We sponsor a defined benefit pension plan for our Swiss-based employees (the Swiss pension plan) that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under U.S. GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Components of net periodic cost
Service cost	$630	$624	$1,275	$1,264
Interest cost	114	87	230	176
Prior service credit	(77)	(22)	(155)	(45)
Net actuarial loss	54	54	110	109
Expected return on plan assets	(345)	(294)	(698)	(595)

Net periodic cost	$376	$449	$762	$909

The components of net periodic pension cost other than current service cost are presented within other expense, net in our consolidated statements of comprehensive income (loss).

Note 14—Subsequent Events

In January 2019, we purchased a building in Reading, UK for 16 million British Pound Sterling (approximately $20.7 million based on exchange rates in effect at the purchase date), funded with existing cash on hand. The building will replace our current Reading, UK building as our European headquarters.

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

In the management discussion that follows, we have highlighted those changes and operating events that were the primary factors affecting period to period fluctuations. The remainder of the change in period to period fluctuations from that which is specifically discussed arises from various individually insignificant items.

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

Financial Highlights

The discussion that follows compares our operating results for the three and six months ending December 31, 2018 to the three and six month ending December 31, 2017. We adopted a new revenue recognition standard on July 1, 2018 and, in accordance with the method of adoption, did not recast prior period information. The new revenue standard has generally resulted in a modest reduction of subscription and transaction and services and maintenance revenue, while increasing software license revenue, for the three and six month periods ending December 31, 2018 as compared to the respective prior periods. The new revenue standard requires the capitalization of certain costs incurred to fulfill or obtain contracts, which prior to adoption were expensed as incurred. Accordingly, this has resulted in a modest reduction to cost of revenues and operating expenses for the three and six month periods ending December 31, 2018 as compared to the respective prior periods. Please refer to Note 3 Revenue Recognition to our unaudited consolidated financial statements included in this Form 10-Q for a detailed reconciliation of the impact of the adoption of this standard on our operating results.

For the six months ended December 31, 2018, our revenue increased to $207.3 million from $186.5 million in the same period of the prior fiscal year. Our revenue for the six months ended December 31, 2018 was unfavorably impacted by $1.3 million due to the impact of foreign currency exchange rates primarily related to the Swiss Franc and British Pound Sterling, both of which depreciated against the U.S. Dollar as compared to the same period of the prior fiscal year. The revenue increase was attributable to revenue increases in our Cloud Solutions segment of $12.9 million, our Payments and Transactional Documents segment of $3.8 million and our Banking Solutions segment of $3.1 million. Increased revenue from our legal spend management and our Paymode-X and financial messaging settlement network solutions accounted for the revenue increase in our Cloud Solutions segment. The revenue increase in our Payments and Transactional Documents segment was related to higher European subscriptions and transactions revenue in our payment products. The Banking Solutions segment’s revenue increase was primarily due to new customer engagements and platform go-lives, as customers continued to deploy our solutions.

Net income was $5.1 million in the six months ended December 31, 2018 compared to a net loss of $1.2 million in the same period of the prior fiscal year. Our net income for the six months ended December 31, 2018 was favorably impacted by gross profit expansion of $12.4 million, a reduction in other expense, net of $6.0 million, due to decreases in the amortization of debt discount costs and an increase in income tax benefit of $0.8 million. These improvements were partially offset by an increase in operating expenses of $13.0 million as we continued to grow our business. The increase in gross margins was driven by increases in revenue in our Cloud Solutions, Payments and Transactional Documents and Banking Solutions segments. The increase in operating expenses was primarily driven by increased product development and engineering costs of $5.6 million as we continued to invest in new product innovation, increased sales and marketing costs of $4.8 million and increased general and administrative costs of $2.9 million.

In the six months ended December 31, 2018, we derived approximately 38% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

We expect future revenue growth to be driven primarily by our banking and cloud solutions.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because they involve areas of financial reporting that require us to make judgments and estimates about matters that are uncertain at the time we make the estimate and different estimates - which also would have been reasonable - could have been used.

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

Effective July 1, 2018 we adopted a new accounting standard related to revenue recognition on a modified retrospective basis. The cumulative effect of initially applying the new revenue recognition standard was recorded as an adjustment to our accumulated deficit balance as of July 1, 2018. Our consolidated balance sheet, consolidated statement of comprehensive income (loss) and our consolidated statement of cash flows reflect the adoption of the new standard for all periods subsequent to the adoption date, however financial statements for periods prior to the adoption date have not been revised. The notes to our financial statements include a reconciliation of the adjustments recorded to our current period financial statements to comply with the new standard and the amounts that would have been reflected in our financial statements under the prior revenue recognition framework.

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

Standalone selling price. The determination of standalone selling price considers several factors. In establishing standalone selling price, we maximize the use of observable inputs such as the price actually charged when we sell the good or service separately, internal pricing policies or pricing goals, information specific to the customer or class of customer and overall market conditions. Maximizing the use of observable inputs helps ensure that our estimation process considers all relevant data points necessary to obtain a reasonable outcome.

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

Estimating variable consideration. As part of estimating the total transaction price, we estimate the total consideration we expect to be entitled to under the contract. In circumstances where the transaction price is confined to a fixed overall contract price, the estimate of the total transaction price is normally straightforward. However, we have contracts where the estimate of total contract price can vary, particularly due to the impact of variable consideration such as usage based fees. Unless we meet certain exceptions, we are required to estimate the amount of variable consideration we expect to receive under the contract. In formulating this estimate, we consider the specific customer’s operating history with us, current usage data and the length of time over which the variable fees are expected to be incurred. We include an estimate of variable consideration in the transaction price if we conclude that a significant future reversal of revenue under the contract will not occur.

Amortization of capitalized costs. Costs incurred to fulfill a contract and costs incurred to obtain a contract are capitalized according to the framework discussed above. These costs are amortized on a straight-line basis over the estimated future period during which we expect to derive benefit from the contract. Estimating the future period of benefit involves judgment. We estimate the future period of benefit after considering a number of factors including the current contract term, the impact of estimated customer renewal terms and the estimated life of the technology solution underlying the contract. We estimate our future period of benefits for capitalized costs to be approximately five years.

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

Results of Operations

Three and Six Months Ended December 31, 2018 Compared to the Three and Six Months Ended December 31, 2017

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

The following tables represent our segment revenues and our segment measure of profit (loss):

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$50,328	$44,518	$5,810	13.1%	$99,903	$86,962	$12,941	14.9%
Banking Solutions	23,128	20,954	2,174	10.4%	45,380	42,275	3,105	7.3%
Payments and Transactional Documents	25,943	25,343	600	2.4%	52,177	48,392	3,785	7.8%
Other	5,447	4,380	1,067	24.4%	9,823	8,862	961	10.8%

Total segment revenue	$104,846	$95,195	$9,651	10.1%	$207,283	$186,491	$20,792	11.1%

Segment measure of profit (loss):
Cloud Solutions	$10,742	$9,650	$1,092	11.3%	$21,034	$19,034	$2,000	10.5%
Banking Solutions	1,953	1,148	805	70.1%	4,015	3,309	706	21.3%
Payments and Transactional Documents	7,785	7,734	51	0.7%	15,866	14,094	1,772	12.6%
Other	(461)	(903)	442	48.9%	(1,474)	(1,387)	(87)	(6.3)%

Total measure of segment profit	$20,019	$17,629	$2,390	13.6%	$39,441	$35,050	$4,391	12.5%

A reconciliation of the measure of total segment profit to GAAP income (loss) before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Total measure of segment profit	$20,019	$17,629	$39,441	$35,050
Less:
Amortization of acquisition-related intangible assets	(5,253)	(5,702)	(10,579)	(10,890)
Stock-based compensation plan expense	(9,549)	(8,080)	(21,891)	(16,540)
Acquisition and integration-related expenses	(710)	(380)	(1,593)	(1,372)
Restructuring benefit (expense)	(54)	—	(631)	9
Minimum pension liability adjustments	80	(3)	155	(38)
Global ERP system implementation and other costs	(972)	(1,339)	(2,553)	(3,415)
Other expense, net	(1,111)	(3,532)	(2,151)	(7,995)

Income (loss) before income taxes	$2,450	$(1,407)	$198	$(5,191)

Cloud Solutions

Revenues from our Cloud Solutions segment increased $5.8 million for the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, due to increased revenue of $2.7 million from our settlement network solutions and $3.1 million from our legal spend management solutions. Segment profit increased $1.1 million for the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $2.1 million and increased operating expenses of $2.6 million related to increased sales and marketing and product development and engineering costs.

Revenues from our Cloud Solutions segment increased $12.9 million for the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, due to increased revenue of $6.9 million from our settlement network solutions and $6.0 million from our legal spend management solutions. Segment profit increased $2.0 million for the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, due to the revenue increase described above, partially offset by increased cost of revenues of $5.2 million and increased operating expenses of $5.8 million primarily related to increased sales and marketing and product development and engineering costs. We expect revenue and profit for the Cloud Solutions segment to increase in fiscal year 2019 as compared to the prior fiscal year as a result of increased revenue from our legal spend management and our Paymode-X and financial messaging settlement network solutions.

Banking Solutions

Revenues from our Banking Solutions segment increased $2.2 million for the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, due to increased software license revenue of $2.0 million and subscriptions and transactions revenue of $1.0 million, partially offset by decreased service and maintenance revenue of $0.8 million. The increase in software license revenue was related, in part, to the impact of the new revenue standard we adopted on July 1, 2018. Segment profit increased $0.8 million for the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, due to the revenue increase described above, partially offset by increased operating expenses and cost of revenues of $0.7 million and $0.6 million, respectively.

Revenues from our Banking Solutions segment increased $3.1 million for the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, due to increased software license revenue of $3.4 million and subscriptions and transactions revenue of $0.9 million, partially offset by decreased service and maintenance revenue of $1.2 million. The increase in software license revenue was related, in part, to the impact of the new revenue standard we adopted on July 1, 2018. Segment profit increased $0.7 million for the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, due primarily to the increased revenue described above, partially offset by increased product development and engineering costs. We expect revenue and profit for the Banking Solutions segment to continue to increase in fiscal year 2019 as compared to the prior fiscal year as new customers go live with our hosted platform.

Payments and Transactional Documents

Revenues from our Payments and Transactional Documents segment increased $0.6 million for the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, due primarily to increased subscription and transactions revenue of $2.6 million from our European payments and transactional documents solutions, due in part to the impact of recent acquisitions, partially offset by decreased service and maintenance revenue of $1.2 million and decreased software license revenue of $0.6 million. Segment profit increased $0.1 million for the three months ended December 31, 2018, as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased operating expenses of $0.5 million, primarily related to product development and engineering costs.

Revenues from our Payments and Transactional Documents segment increased $3.8 million for the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, due primarily to increased subscriptions and transactions revenue of $6.2 million from our European payments and transactional documents solutions, due in part to the impact of recent acquisitions, partially offset by decreased service and maintenance revenue of $2.0 million and decreased software license revenue of $0.1 million. Segment profit increased $1.8 million for the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased operating expenses of $1.8 million primarily related to increased product development and engineering costs. We expect revenue for the Payments and Transactional Documents segment to increase and profit to remain relatively consistent in fiscal year 2019 as compared to the prior fiscal year, as a result of increased sales of our payment and document automation solutions.

Other

Revenues from our Other segment increased $1.1 million and $1.0 million for the three and six months ended December 31, 2018, respectively, as compared to the same periods in the prior fiscal year, due primarily to increased software license revenue. Segment profit increased $0.4 million for the three months ended December 31, 2018 and remained relatively consistent for the six months ended December 31, 2018, as compared to the same periods in the prior fiscal year. We expect Other segment revenue and profit to increase slightly in fiscal year 2019 as compared to the prior fiscal year, principally as the result of increased sales of our cyber fraud and risk management products, offset in part by increased operating expenses.

Revenues by category

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions and transactions	$71,288	$63,187	$8,101	12.8%	$141,056	$123,901	$17,155	13.8%
Software licenses	5,665	2,620	3,045	116.2%	10,177	4,985	5,192	104.2%
Service and maintenance	26,786	28,433	(1,647)	(5.8)%	54,191	55,775	(1,584)	(2.8)%
Other	1,107	955	152	15.9%	1,859	1,830	29	1.6%

Total revenues	$104,846	$95,195	$9,651	10.1%	$207,283	$186,491	$20,792	11.1%

As % of total revenues:
Subscriptions and transactions	68.0%	66.4%			68.1%	66.4%
Software licenses	5.4%	2.8%			4.9%	2.7%
Service and maintenance	25.5%	29.9%			26.1%	29.9%
Other	1.1%	0.9%			0.9%	1.0%

Total revenues	100.0%	100.0%			100.0%	100.0%

Subscriptions and Transactions

Revenues from subscriptions and transactions increased $8.1 million for the three months ended December 31, 2018 as compared to the same period in the prior fiscal year. The overall revenue increase was due principally to increases in revenue from our Cloud Solutions segment and Payments and Transactional Documents segment of $5.2 million and $2.6 million, respectively, due in part to the impact of recent acquisitions.

Revenues from subscriptions and transactions increased $17.2 million for the six months ended December 31, 2018 as compared to the same period in the prior fiscal year. The overall revenue increase was due principally to increases in revenue from our Cloud Solutions segment and Payments and Transactional Documents segment of $10.8 million and $6.2 million, respectively, due in part to the impact of recent acquisitions. We expect subscriptions and transactions revenues to continue to increase in fiscal year 2019 as compared to the prior fiscal year, primarily as a result of the revenue contribution from our legal spend management solutions, our Paymode-X and financial messaging settlement network solutions and continued revenue increases in our Banking Solutions segment.

Software Licenses

Revenues from software licenses increased $3.0 million for the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, primarily as a result of increased revenue from our Banking Solutions segment and Other segment of $2.0 million and $1.4 million, respectively. The increase in revenue is due in part from our adoption of the new revenue standard on July 1, 2018 which results in revenue recognition sooner for certain arrangements for which revenue recognition was delayed under legacy GAAP, such as when vendor specific evidence of fair value could not be established. In addition, the change in methodology for allocation of the transaction price between performance obligations had the impact of increasing software revenue.

Revenues from software licenses increased $5.2 million for the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, primarily as a result of increased revenue from our Banking Solutions segment and Other segment of $3.4 million and $1.1 million, respectively. We expect software license revenues to increase in fiscal year 2019 as compared to the prior fiscal year, primarily as a result of revenue contribution from our Banking Solutions segment and Payments and Transactional Documents segment. The increase in revenue is due in part from our adoption of the new revenue standard on July 1, 2018 which results in revenue recognition sooner for certain arrangements for which revenue recognition was delayed under legacy GAAP, such as when vendor specific evidence of fair value could not be established. In addition, the change in methodology for allocation of the transaction price between performance obligations had the impact of increasing software revenue.

Service and Maintenance

Revenues from service and maintenance decreased $1.6 million for the three months ended December 31, 2018 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in revenue from our Payments and Transactional Documents segment of $1.2 million and Banking Solutions segment of $0.8 million, partially offset by increased revenue from our Cloud Solutions segment of $0.4 million.

Revenues from service and maintenance decreased $1.6 million for the six months ended December 31, 2018 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in revenue from our Payments and Transactional Documents segment of $2.0 million and Banking Solutions segment of $1.2 million, partially offset by increased revenue from our Cloud Solutions segment and Other segment of $1.3 million and $0.4 million, respectively. We expect service and maintenance revenues will decrease slightly in fiscal year 2019 as compared to the prior fiscal year, as a result of decreased services revenue from our Banking Solutions segment, primarily due to the continued impact of customers transitioning from on-premise to SaaS-based solutions.

Other

Our other revenues consist principally of equipment and supplies sales, which remained minor components of our overall revenue. We expect that other revenues will decrease in fiscal year 2019 as compared to the prior fiscal year, due to the absence of a one-time revenue transaction recorded in the fourth quarter of fiscal year 2018.

Cost of revenues by category

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions and transactions	$31,352	$27,211	$4,141	15.2%	$63,021	$54,633	$8,388	15.4%
Software licenses	210	229	(19)	(8.3)%	441	399	42	10.5%
Service and maintenance	12,528	13,034	(506)	(3.9)%	25,234	25,334	(100)	(0.4)%
Other	891	701	190	27.1%	1,415	1,368	47	3.4%

Total cost of revenues	$44,981	$41,175	$3,806	9.2%	$90,111	$81,734	$8,377	10.2%

Gross Profit ($)	$59,865	$54,020	$5,845	10.8%	$117,172	$104,757	$12,415	11.9%

Gross Profit (%)	57.1%	56.7%			56.5%	56.2%

Subscriptions and Transactions

Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs remained relatively consistent at 44% of subscriptions and transactions revenues in the three months ended December 31, 2018 as compared to 43% of subscriptions and transactions revenues in the three months ended December 31, 2017.

Subscriptions and transactions costs remained consistent at 45% of subscription and transactions revenues in each of the six months ended December 31, 2018 and 2017. We expect subscriptions and transactions costs as a percentage of subscriptions and transactions revenues will decrease slightly in fiscal year 2019 as a result of increased revenue contribution from our cloud-based banking and legal spend management.

Software Licenses

Software license costs consist of expenses incurred by us to distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased slightly to 4% of software license revenues in the three months ended December 31, 2018 as compared to 9% of software license revenues in the three months ended December 31, 2017. Costs decreased as a percentage of revenue due to increased software license sales which contained minimal third party costs.

Software license costs decreased slightly to 4% of software license revenues in the six months ended December 31, 2018 as compared to 8% of software license revenues in the six months ended December 31, 2017. Costs decreased as a percentage of revenue due to increased software license sales which contained minimal third party costs. We expect that software license costs as a percentage of software license revenues will decrease in fiscal year 2019 as compared to the prior fiscal year primarily due to increased revenue in our Banking Solutions segment.

Service and Maintenance

Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs remained consistent at 47% of service and maintenance revenues in the three months ended December 31, 2018 as compared to 46% of service and maintenance revenues in the three months ended December 31, 2017.

Service and maintenance costs remained consistent at 47% of service and maintenance revenues in the six months ended December 31, 2018 as compared to 45% of service and maintenance revenues in the six months ended December 31, 2017. We expect that service and maintenance costs as a percentage of service and maintenance revenues will continue to increase slightly in fiscal year 2019 as compared to the prior fiscal year, as we continue the implementation phases of certain customers in our Banking Solutions segment.

Other

Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. These remain minor components of our business. We expect that other costs as a percentage of other revenues will increase in fiscal year 2019 as compared to the prior fiscal year, due to the absence of a one-time revenue transaction recorded in the fourth quarter of fiscal year 2018.

Operating Expenses

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$22,585	$21,441	$1,144	5.3%	$45,607	$40,790	$4,817	11.8%
Product development and engineering	16,815	13,938	2,877	20.6%	33,380	27,802	5,578	20.1%
General and administrative	11,904	10,989	915	8.3%	25,769	22,826	2,943	12.9%
Amortization of acquisition-related intangible assets	5,253	5,702	(449)	(7.9)%	10,579	10,890	(311)	(2.9)%

Total operating expenses	$56,557	$52,070	$4,487	8.6%	$115,335	$102,308	$13,027	12.7%

As % of total revenues:
Sales and marketing	21.5%	22.5%			22.0%	21.9%
Product development and engineering	16.0%	14.6%			16.1%	14.9%
General and administrative	11.4%	11.6%			12.4%	12.3%
Amortization of acquisition-related intangible assets	5.0%	6.0%			5.1%	5.8%

Total operating expenses	53.9%	54.7%			55.6%	54.9%

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 due primarily to an increase in employee related costs of $0.9 million, incurred to support our continued revenue growth.

Sales and marketing expenses increased in the six months ended December 31, 2018 as compared to the six months ended December 31, 2017 due primarily to an increase in employee related costs of $4.3 million, incurred to support our continued revenue growth. We expect sales and marketing expenses as a percentage of total revenue will remain relatively consistent in fiscal year 2019 as compared to the prior fiscal year.

Product Development and Engineering

Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three and six months ended December 31, 2018 as compared to the three and six months ended December 31, 2017 increased principally as a result of an increase in headcount related costs as we continued to invest in the deployment of innovative, feature-rich products. We expect product development and engineering expenses as a percentage of total revenues will increase slightly in fiscal year 2019 as compared to the prior fiscal year.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 due primarily to increased employee related costs of $0.9 million.

General and administrative expenses increased in the six months ended December 31, 2018 as compared to the six months ended December 31, 2017 due primarily to increased employee related costs of $3.3 million and restructuring costs related to a facility exit of $0.6 million, partially offset by decreased global enterprise resource planning (ERP) implementation and other costs of $0.9 million. We expect general and administrative expenses as a percentage of total revenues will remain relatively consistent in fiscal year 2019 as compared to the prior fiscal year.

Amortization of Acquisition-related Intangible Assets

We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the three and six months ended December 31, 2018 as compared to the three and six months ended December 31, 2017 occurred as a result of the impact of amortization of intangible assets from our business acquisitions during fiscal year 2018 and the three and six months ended December 31, 2018. We expect that total amortization expense for acquired intangible assets for the remainder of fiscal year 2019 will be approximately $10.2 million.

Other Expense, Net

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$144	$63	$81	128.6%	$278	$117	$161	137.6%
Interest expense	(934)	(3,668)	2,734	74.5%	(2,055)	(8,257)	6,202	75.1%
Other (expense) income, net	(68)	248	(316)	(127.4)%	138	500	(362)	(72.4)%

Other expense, net	$(858)	$(3,357)	$2,499	74.4%	$(1,639)	$(7,640)	$6,001	78.5%

Other expense, net decreased $2.5 million for the three months ended December 31, 2018 and $6.0 million for the six months ended December 31, 2018 as compared to the same periods in the prior fiscal year, respectively, primarily due to decreases in the amortization of debt discount costs upon the maturity of our convertible senior notes in December 2017.

Provision for Income Taxes

We recorded an income tax benefit of $3.5 million and $4.5 million for the three months ended December 31, 2018 and 2017, respectively. We recorded an income tax benefit of $4.9 million and $4.0 million for the six months ended December 31, 2018 and 2017, respectively. Please refer to Note 8 Income Taxes to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources

We are party to a credit agreement which provides for a five-year revolving credit facility in the amount of up to $300 million (the Credit Facility). We also have the right to request an increase to the aggregate commitments to the Credit Facility of up to $190 million, subject to specified conditions. The Credit Facility expires in July, 2023. During the six months ended December 31, 2018, we used $40.0 million of cash on hand to pay down a portion of the borrowings under our Credit Facility. At December 31, 2018, borrowings were $110 million and we were in compliance with all covenants associated with the Credit Facility.

During the six months ended December 31, 2018, warrant holders exercised warrants for approximately 932 thousand shares of our common stock and we issued shares of common stock in the same amount. All of the warrant exercises were net settled and there were no warrants outstanding as of December 31, 2018.

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

One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the six months ended December 31, 2018 and 2017 are summarized in the tables below:

	December 31,	June 30,
	2018	2018
	(in thousands)
Cash and cash equivalents	$87,639	$121,860
Marketable securities	8,477	10,012
Borrowings under credit facility	110,000	150,000

	Six Months Ended December 31,
	2018	2017
	(in thousands)
Cash provided by operating activities	$33,249	$5,100
Cash used in investing activities	(23,874)	(22,900)
Cash used in financing activities	(39,044)	(40,249)
Effect of exchange rates on cash	(1,923)	1,012

Cash, cash equivalents and marketable securities. At December 31, 2018, our cash and cash equivalents of $87.6 million consisted primarily of cash deposits held at major banks and money market funds. The $34.2 million decrease in cash and cash equivalents at December 31, 2018 from June 30, 2018 was primarily due to cash used for the repayment of amounts borrowed under the Credit Facility of $40.0 million, cash used to fund business acquisitions, net of cash acquired, of $8.9 million and capital expenditures, including capitalization of software costs of $17.0 million, partially offset by cash generated from operations of $33.2 million.

Cash, cash equivalents and marketable securities included approximately $58.3 million held by our foreign subsidiaries as of December 31, 2018. During the three months ended September 30, 2018, we repatriated $20.8 million from our UK subsidiary. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK and Switzerland and therefore we do not provide for U.S. income taxes that could result from the distribution of foreign earnings from our international subsidiaries other than the UK and Switzerland. If our reinvestment plans changed based on future events and we decided to repatriate amounts from our international subsidiaries other than the UK and Switzerland to fund our domestic operations, those amounts would generally become subject to state tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Decreases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar decreased our overall cash balances by approximately $1.9 million for the six months ended December 31, 2018. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses, and impairment charges and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations increased by $28.1 million in the six months ended December 31, 2018 versus the same period in the prior fiscal year. The increase was primarily related to an increase in cash flows from accounts receivables of $21.2 million and an increase in cash generated from our net income of $6.2 million, partially offset by a decrease in cash flows from other assets of $2.6 million.

At December 31, 2018, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $1.0 million increase in net cash used in investing activities for the six months ended December 31, 2018 versus the same period in the prior fiscal year was primarily due to an increase in cash used to fund business acquisitions, net of cash acquired, of $3.2 million and an increase in capital expenditures of $7.9 million, partially offset by a decrease in the purchase of available for sale securities of $2.3 million and an increase in proceeds from sales of available for sale securities of $7.3 million.

Financing Activities. Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of December 31, 2018:

	Payment Due by Fiscal Year
	2019	2020-2021	2022-2023	Thereafter	Total
	(in thousands)
Credit Facility
Principal payment	$—	$—	$—	$110,000	$110,000
Interest payments (1)	1,721	6,883	7,549	150	16,303
Commitment fee (2)	166	665	665	13	1,509
Note payable	550	367	—	—	917
Operating leases	2,736	9,233	5,450	5,987	23,406
Purchase commitments	4,059	5,233	142	2	9,436

Total contractual obligations	$9,232	$22,381	$13,806	$116,152	$161,571

(1)

The Credit Facility carries a variable rate of interest. Interest payments were estimated using the applicable interest rate as of December 31, 2018 net of the impact of the interest rate swap we entered into on July 10, 2017.

(2)

The Credit Facility agreement includes a commitment fee, which we have included in the table above, based on the applicable interest rate as of December 31, 2018 and our current unborrowed capacity of $190 million.

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.4 million, has been excluded from the table above. These amounts have been excluded because, as of December 31, 2018, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2019, which is $1.7 million based on foreign exchange rates in effect on December 31, 2018. We have not disclosed contributions for periods after fiscal year 2019, as those amounts are subject to future changes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended December 31, 2018.

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

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are, from time to time, a party to legal proceedings and claims that arise in the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require further disclosure in, our financial statements.

Item 1A.    Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors identified in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 before making an investment decision involving our common stock. These risk factors could materially affect our business, financial condition or results of operations and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties may also impact our business operations. Except for the following additional risk factors, there have been no material changes to the risk factors disclosed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

The formal notification by the UK of its intention to withdraw from the European Union (EU) (referred to as Brexit), could create disruption and uncertainty to our business, including our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations

In connection with Brexit, the British government is negotiating the future terms of the UK’s relationship with the EU, including the terms of trade between the UK and the EU. The ultimate effects of Brexit will depend on any agreements the UK makes to retain access to EU markets, either during a transitional period or more permanently, and could potentially disrupt the markets we serve and the tax jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Remaining EU member countries may also seek to make it more difficult for us to trade effectively or competitively in those regions.

On January 15, 2019, the UK parliament rejected the draft Withdrawal Agreement negotiated between the UK and the EU that set forth the terms governing the UK’s departure and there does not currently appear to be a clear understanding of what protective or other terms might exist, if any, at the time of the UK’s ultimate exit from the EU. The lack of a formalized and orderly process for the UK’s exit from the EU, to the extent occurring, could create uncertainty and challenges (particularly in the near term) with respect to trading relationships between our UK subsidiary and other EU nations. Further, there could be divergent or unreconciled positions in respect of other regulatory areas such as employment law or data privacy, which could create additional uncertainty and challenges for us.

Risks Related to our Indebtedness

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial results and operation

In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents the best alternative to LIBOR for derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The market transition away from LIBOR towards SOFR is expected to be complicated. There can be no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. Borrowings under our Credit Facility, as hedged by our interest swap, are indexed to LIBOR. It is uncertain at this time, what the impact of a possible transition to SOFR may be on our business, financial results and operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

A previously authorized repurchase program for our common stock expired on July 8, 2018. There were no share repurchases during the six months ended December 31, 2018.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2018, we issued approximately 37 thousand shares of our common stock upon the cashless exercise of warrants that we sold in December 2012. These warrants had an exercise price of $40.04 per share. The shares of our common stock were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	2009 Stock Incentive Plan, as amended	8-K	000-25259	99.2	11/19/18

10.2	2018 Israeli Special Purpose Stock Incentive Plan	8-K	000-25259	99.4	11/19/18

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Presentation Linkbase Document					X

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: February 8, 2019	By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)