Form 10-Q
period 2019-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2019-05-10
CIK 1073349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, $.001 par value per share	EPAY	The Nasdaq Global Select Market

The number of shares outstanding of the registrant’s common stock as of April 30, 2019 was 43,500,999.

BOTTOMLINE TECHNOLOGIES (de), INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2019

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$79,475	$121,860
Cash held for customers	4,305	2,753
Marketable securities	8,515	10,012
Accounts receivable net of allowances for doubtful accounts of $1,013 at March 31, 2019 and $996 at June 30, 2018	76,240	74,305
Prepaid expenses and other current assets	32,111	19,781

Total current assets	200,646	228,711
Property and equipment, net	54,696	28,895
Goodwill	204,167	200,024
Intangible assets, net	168,819	161,785
Other assets	31,610	16,553

Total assets	$659,938	$635,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,530	$10,251
Accrued expenses and other current liabilities	32,257	34,994
Customer account liabilities	4,305	2,753
Deferred revenue	80,082	75,356

Total current liabilities	128,174	123,354
Borrowings under credit facility	110,000	150,000
Deferred revenue, non-current	18,722	23,371
Deferred income taxes	8,311	8,367
Other liabilities	20,398	19,944

Total liabilities	285,605	325,036
Stockholders’ equity
Preferred Stock, $.001 par value:
Authorized shares—4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares—100,000; issued shares—46,726 at March 31, 2019 and 44,834 at June 30, 2018; outstanding shares—41,046 at March 31, 2019 and 39,028 at June 30, 2018	47	45
Additional paid-in-capital	711,558	678,549
Accumulated other comprehensive loss	(35,200)	(30,633)
Treasury stock: 5,680 shares at March 31, 2019 and 5,806 shares at June 30, 2018, at cost	(127,095)	(129,914)
Accumulated deficit	(174,977)	(207,115)

Total stockholders’ equity	374,333	310,932

Total liabilities and stockholders’ equity	$659,938	$635,968

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenues:
Subscriptions and transactions	$75,502	$67,378	$216,558	$191,279
Software licenses	3,802	3,134	13,979	8,119
Service and maintenance	25,856	29,476	80,047	85,251
Other	1,278	1,148	3,137	2,978

Total revenues	106,438	101,136	313,721	287,627
Cost of revenues:
Subscriptions and transactions	31,623	30,771	94,644	85,404
Software licenses	226	233	667	632
Service and maintenance	12,818	13,861	38,052	39,195
Other	1,046	930	2,461	2,298

Total cost of revenues	45,713	45,795	135,824	127,529

Gross profit	60,725	55,341	177,897	160,098
Operating expenses:
Sales and marketing	25,165	22,465	70,772	63,255
Product development and engineering	16,887	14,179	50,267	41,981
General and administrative	13,175	12,763	38,944	35,589
Amortization of acquisition-related intangible assets	5,230	5,818	15,809	16,708

Total operating expenses	60,457	55,225	175,792	157,533

Income from operations	268	116	2,105	2,565
Other expense, net	(695)	(1,111)	(2,334)	(8,751)

Loss before income taxes	(427)	(995)	(229)	(6,186)
Income tax benefit (provision)	1,251	(7)	6,104	4,031

Net income (loss)	$824	$(1,002)	$5,875	$(2,155)

Net income (loss) per share:
Basic	$0.02	$(0.03)	$0.15	$(0.06)

Diluted	$0.02	$(0.03)	$0.14	$(0.06)

Shares used in computing net income (loss) per share:
Basic	40,911	38,348	40,412	38,055

Diluted	41,625	38,348	41,650	38,055

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	5	(4)	11	(7)
Unrealized gain (loss) on interest rate hedging transactions	(841)	1,004	(1,952)	1,373
Minimum pension liability adjustments	18	(56)	(38)	86
Foreign currency translation adjustments	1,322	5,652	(2,588)	7,798

Other comprehensive income (loss), net of tax:	504	6,596	(4,567)	9,250

Comprehensive income	$1,328	$5,594	$1,308	$7,095

See accompanying notes.

Bottomline Technologies (de), Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2018	46,468	$46	$700,520	$(35,704)	5,730	$(128,216)	$(175,801)	$360,845
Issuance of common stock for employees stock purchase plan and upon exercise of stock options	21	1	996		(50)	1,121		2,118
Vesting of Restricted stock awards	237							—
Stock compensation plan expense			10,042					10,042
Minimum pension liability adjustments, net of tax				18				18
Net income							824	824
Unrealized gain on available for sale securities, net of tax				5				5
Unrealized loss on interest rate hedging transactions				(841)				(841)
Foreign currency translation adjustment				1,322				1,322

Balance at March 31, 2019	46,726	$47	$711,558	$(35,200)	5,680	$(127,095)	$(174,977)	$374,333

Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2017	44,075	$44	$660,701	$(29,671)	5,878	$(131,528)	$(217,596)	$281,950
Issuance of common stock for employees stock purchase plan and upon exercise of stock options	24		38		(72)	1,614		1,652
Vesting of Restricted stock awards	217							—
Stock compensation plan expense			8,592					8,592
Minimum pension liability adjustments, net of tax				(56)				(56)
Net loss							(1,002)	(1,002)
Unrealized loss on available for sale securities, net of tax				(4)				(4)
Unrealized gain on interest rate hedging transactions				1,004				1,004
Foreign currency translation adjustment				5,652				5,652

Balance at March 31, 2018	44,316	$44	$669,331	$(23,075)	5,806	$(129,914)	$(218,598)	$297,788

Nine Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2018	44,834	$45	$678,549	$(30,633)	5,806	$(129,914)	$(207,115)	$310,932
Issuance of common stock for employees stock purchase plan and upon exercise of stock options	40	1	1,036		(126)	2,819		3,856
Vesting of Restricted stock awards	920							—
Stock compensation plan expense			31,978					31,978
Warrant settlements	932	1	(5)					(4)
Minimum pension liability adjustments, net of tax				(38)				(38)
Net income							5,875	5,875
Cumulative effect of adoption of updated revenue recognition standard							26,263	26,263
Unrealized gain on available for sale securities, net of tax				11				11
Unrealized loss on interest rate hedging transactions				(1,952)				(1,952)
Foreign currency translation adjustment				(2,588)				(2,588)

Balance at March 31, 2019	46,726	$47	$711,558	$(35,200)	5,680	$(127,095)	$(174,977)	$374,333

Nine Months Ended March 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			Shares	Amounts
Balance at June 30, 2017	42,797	$43	$624,001	$(32,325)	5,354	$(113,071)	$(216,692)	$261,956
Issuance of common stock for employees stock purchase plan and upon exercise of stock options	53		236		(143)	3,120		3,356
Vesting of Restricted stock awards	878							—
Stock compensation plan expense			25,132					25,132
Settlement of conversion premium upon maturity of the Notes	588	1	(1)					—
Settlement of note hedges			19,963		595	(19,963)		—
Cumulative effect of adoption of updated share-based compensation standard							249	249
Minimum pension liability adjustments, net of tax				86				86
Net loss							(2,155)	(2,155)
Unrealized loss on available for sale securities, net of tax				(7)				(7)
Unrealized gain on interest rate hedging transactions				1,373				1,373
Foreign currency translation adjustment				7,798				7,798

Balance at March 31, 2018	44,316	$44	$669,331	$(23,075)	5,806	$(129,914)	$(218,598)	$297,788

Bottomline Technologies (de), Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$5,875	$(2,155)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	15,809	16,708
Stock-based compensation plan expense	31,906	25,132
Depreciation and other amortization	16,767	14,638
Gain on sale of cost-method investment	(237)	—
Deferred income tax benefit	(8,284)	(5,458)
Provision for allowances on accounts receivable	167	117
Amortization of debt issuance costs	311	819
Amortization of debt discount	—	5,574
Amortization of discount on investments	(108)	(32)
Loss (gain) on disposal of equipment	596	(10)
Loss (gain) on foreign exchange	410	(160)
Changes in operating assets and liabilities:
Accounts receivable	(3,520)	(23,030)
Prepaid expenses and other current assets	(3,913)	(54)
Other assets	(1,483)	(337)
Accounts payable	1,485	(50)
Accrued expenses	(1,513)	2,884
Customer account liabilities	1,562	(5,291)
Deferred revenue	7,835	6,053
Other liabilities	(650)	175

Net cash provided by operating activities	63,015	35,523
Investing activities:
Acquisition of businesses and assets, net of cash and restricted cash acquired	(21,449)	(5,741)
Proceeds from sale of cost-method investment	237	—
Purchases of available-for-sale securities	(7,588)	(9,935)
Proceeds from sales of available-for-sale securities	9,200	1,903
Capital expenditures, including capitalization of software costs	(45,725)	(14,865)
Proceeds from disposal of property and equipment	—	10
Insurance proceeds received for damage to equipment	201	—

Net cash used in investing activities	(65,124)	(28,628)
Financing activities:
Repayment of amounts borrowed under revolving credit facility	(40,000)	(189,750)
Amounts borrowed under revolving credit facility	—	150,000
Repayment of notes payable	(552)	(2,394)
Settlement of warrants	(4)	—
Debt issuance costs related to credit facility	(597)	—
Proceeds from exercise of stock options and employee stock purchase plan	3,856	3,357

Net cash used in financing activities	(37,297)	(38,787)
Effect of exchange rate changes on cash	(1,427)	2,331

Decrease in cash, cash equivalents and restricted cash	(40,833)	(29,561)
Cash, cash equivalents and restricted cash at beginning of period	124,613	124,569

Cash, cash equivalents and restricted cash at end of period	$83,780	$95,008

Cash and cash equivalents at end of period	$79,475	$92,101
Cash held for customers at end of period	4,305	2,907

Cash, cash equivalents and restricted cash at end of period	$83,780	$95,008

Supplemental disclosures of non-cash financing activities:
Issuance of common stock upon settlement of the warrants	$58,451	$—
Issuance of note payable to seller in connection with acquisition	$—	$1,836
Issuance of common stock upon conversion of convertible senior notes	$—	$19,736
Receipt of common stock upon settlement of Note Hedges	$—	$19,964

See accompanying notes.

Bottomline Technologies (de), Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies (de), Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2019. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2018.

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

Financial Instruments—Classification and Measurement: In January 2016, the FASB issued an accounting standard update which requires that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available for sale as a component of other comprehensive income (OCI). Subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This standard does not change the guidance for classifying and measuring investments in debt securities and loans. We adopted this standard effective July 1, 2018 and it did not have an impact on our financial statements upon adoption, but will impact our financial statements in the future if observable price changes occur for investments we hold that do not have readily determinable fair values.

Statement of Cash Flows: In August and November of 2016, the FASB issued updated accounting standards which address the classification and presentation of certain cash receipts, cash payments and restricted cash in the statement of cash flows. We adopted these standards retrospectively on July 1, 2018. Our consolidated balance sheets include cash held for customers and a liability for the same amount. Cash held for customers and the related customer account liabilities arise from payment transactions we process on behalf of customers where we collect and hold customer funds for a short transient period before disbursing the cash and settling the liability. Cash we hold on behalf of customers is segregated from our other corporate cash accounts, is not available for use by us and is considered restricted cash. Prior to the adoption of this standard the change in cash held for customers and the corresponding liability were presented on a net basis in our consolidated statement of cash flows. As a result of adoption, the operating section of our consolidated statement of cash flows now reflects the impact on our total cash position, including the impact of changes in customer account liabilities.

During the nine months ended March 31, 2018, the retrospective adoption of this standard resulted in an increase in operating cash flows of approximately $5.3 million.

Defined Benefit Plan Expenses: In March 2017, the FASB issued an accounting standard update that changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (for the service cost component) and non-operating expense (for all other components of net periodic defined benefit cost). Under the revised standard, the service cost component is classified consistently with other compensation costs, while all other components are reported in other expense, net. We adopted this standard retrospectively on July 1, 2018 and reclassified approximately $0.2 million and $0.5 million from income from operations to other expense, net for the three and nine months ended March 31, 2018, respectively, in our consolidated statement of comprehensive loss.

Accounting Pronouncements to be Adopted

Leases: In February 2016, the FASB issued an accounting standard update which requires balance sheet recognition of a lease liability and a corresponding right-of-use asset for all leases with terms longer than twelve months. The pattern of recognition of lease related revenue and expense will be dependent on its classification. The updated standard requires additional financial statement disclosures. We will adopt this standard on July 1, 2019 and anticipate that the standard will have a material impact to our consolidated balance sheet due to the recognition of right of use assets and lease liabilities as well as additional disclosures. We expect to adopt the standard using a modified retrospective method recording a cumulative effect of adoption on the date of adoption (July 1, 2019).

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

Note 3—Revenue Recognition

Significant Accounting Policy

Effective July 1, 2018, we adopted a new accounting standard related to revenue recognition on a modified retrospective basis to all open contracts. Other than changes in our accounting policies for revenue recognition and deferred contract costs due to the adoption of this standard, there have been no significant changes to our accounting policies as described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

The transaction price is the amount of consideration we expect to be entitled to under a contract upon fulfillment of the performance obligations. The starting point for estimating the transaction price is the selling price stipulated in the contract, however we include in the determination of the overall transaction price an estimate of variable consideration to the extent it is probable that it will not result in a significant future reversal of revenue. Variable consideration can arise in our arrangements as a result of usage-based fees. For contracts with a long period over which usage-based fees can arise, or in contracts with customers with whom we do not have a reasonable operating history, we often constrain the amount of variable consideration included in the transaction price. We update our estimate of variable consideration at the end of each financial reporting period. We exclude from the determination of the transaction price sales and other taxes we bill to and collect from customers and remit to government authorities. Shipping and handling activities performed after the customer has obtained control of the good or service is accounted for as a fulfillment activity.

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

Nature of Goods and Services

Subscriptions and Transactions: We generate subscriptions and transactions revenue through the provision of hosted and SaaS-based solutions which can include contractually fixed revenue amounts as well as usage-based fees. Our SaaS arrangements consist of an obligation for us to provide continuous access to a technology solution that we host, which we account for as a stand-ready performance obligation. These contracts may also be subject to variable pricing or overage fees based on customer processing, usage or volume. We recognize revenue for fixed subscription fees ratably over the non-cancelable term of the contract, commencing on the date the customer has access to the solution. In circumstances where we meet certain requirements to allocate variable consideration to a distinct service within a series of related services, we allocate variable consideration to each distinct period of service within the series. If we do not meet those requirements, we include an estimate of variable consideration in the transaction price and recognize it ratably over the non-cancelable term of the contract.

For certain of our hosted or SaaS solutions, customers are charged a fee for implementation services. In determining whether the implementation services are distinct from the hosting services we consider various factors, including the level of customization, complexity of the integration, the interdependency and interrelationship between the implementation services and the hosting services and the ability (or inability) of the customer’s personnel or other service providers to perform the services. We have concluded that the implementation services in our hosting arrangements with multiple performance obligations are not distinct and therefore we recognize fees for implementation services ratably over the non-cancelable term of the hosting contract.

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

Disaggregation of Revenue

The tables below present our revenue disaggregated by major product category and the related financial statement classification of revenue for the three and nine months ended March 31, 2019.

	Three Months Ended March 31, 2019
	Settlement Network Solutions(1)	Legal Spend Management Solutions(1)	Banking Solutions	Payments and Transactional Documents	Healthcare(2)	Other(2)	Total
	(in thousands)
Financial statement classification:
Subscriptions and transactions	$26,373	$18,916	$17,819	$11,749	$619	$26	$75,502
Software licenses	245	—	527	1,982	1	1,047	3,802
Service and maintenance	5,905	—	5,557	11,402	916	2,076	25,856
Other	—	—	—	961	—	317	1,278

Total revenues	$32,523	$18,916	$23,903	$26,094	$1,536	$3,466	$106,438

	Nine Months Ended March 31, 2019
	Settlement Network Solutions(1)	Legal Spend Management Solutions(1)	Banking Solutions	Payments and Transactional Documents	Healthcare(2)	Other(2)	Total
	(in thousands)
Financial statement classification:
Subscriptions and transactions	$75,536	$56,461	$49,410	$33,363	$1,676	$112	$216,558
Software licenses	1,052	—	3,953	5,635	884	2,455	13,979
Service and maintenance	18,293	—	15,920	36,762	2,686	6,386	80,047
Other	—	—	—	2,511	—	626	3,137

Total revenues	$94,881	$56,461	$69,283	$78,271	$5,246	$9,579	$313,721

(1)	Cloud Solutions segment
(2)	Other segment

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2019 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of SaaS hosting/subscription obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations. The amount of revenue recognized during the three and nine months ended March 31, 2019 from performance obligations satisfied in prior periods was not significant.

Revenue allocated to remaining performance obligations was $387.3 million as of March 31, 2019 of which we expect to recognize approximately $170.4 million over the next twelve months and the remainder thereafter. We exclude from our measure of remaining performance obligations amounts related to future transactional or usage-based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services.

Contract Assets and Liabilities

The table below presents our accounts receivable, contract assets and deferred revenue balances as of July 1, 2018 and March 31, 2019.

	March 31,	July 1,
	2019	2018	$ Change
	(in thousands)
Accounts receivable	$76,240	$72,391	$3,849
Contract assets	6,129	5,118	1,011
Deferred revenue	98,804	88,888	9,916

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

For the three and nine months ended March 31, 2019, we recognized $14.6 million and $66.4 million, respectively, in revenue from amounts that were included in deferred revenue as of July 1, 2018.

Contract Costs

We capitalize incremental costs incurred in connection with obtaining a contract if they have a period of benefit that is greater than one year and we expect to recover the costs through future contract revenues. Incremental costs incurred to obtain a contract relate to sales commissions. We also capitalize costs incurred in fulfilling a contract when the costs relate directly to a specifically identifiable customer contract, when the costs generate or enhance resources that we will use to satisfy performance obligations in the future and when the costs are expected to be recovered through future contract revenues. Capitalized costs to obtain a contract and capitalized fulfillment costs totaled $5.5 million and $16.4 million, respectively, at March 31, 2019.

Capitalized costs are amortized on a basis consistent with the transfer of the goods or services to which the asset relates. This results in capitalized costs being recognized on a ratable basis over the estimated period of future benefit, which is generally five years. We estimate the future period of benefit considering the current contract term, the impact of estimated customer renewal terms and the estimated life of the technology solution underlying the contracts. Amortization expense associated with costs of obtaining and costs of fulfilling a contract was $0.5 million and $1.0 million, respectively, for the three months ended March 31, 2019, and were recorded as components of sales and marketing expense and cost of revenues, respectively, in our unaudited consolidated statement of comprehensive income (loss). Amortization expense associated with costs of obtaining and costs of fulfilling a contract was $1.3 million and $2.5 million, respectively, for the nine months ended March 31, 2019, and were recorded as components of sales and marketing expense and cost of revenues, respectively, in our unaudited consolidated statement of comprehensive income (loss).

The following tables summarize the impact of adopting the new revenue standard on our consolidated financial statements as of and for the three and nine months ended March 31, 2019:

Unaudited Condensed Consolidated Balance Sheet

	At March 31, 2019
(in thousands, unaudited)	As Reported	Adjustments	Balances without adoption of new revenue standard
ASSETS
Current assets:
Cash and cash equivalents	$79,475	$—	$79,475
Cash held for customers	4,305	—	4,305
Marketable securities	8,515	—	8,515
Accounts receivable, net	76,240	1,235	77,475
Prepaid expenses and other current assets	32,111	(11,158)	20,953

Total current assets	200,646	(9,923)	190,723
Property and equipment, net	54,696	—	54,696
Goodwill	204,167	—	204,167
Intangible assets, net	168,819	—	168,819
Other assets	31,610	(16,142)	15,468

Total assets	$659,938	$(26,065)	$633,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,530	$—	$11,530
Accrued expenses and other current liabilities	32,257	—	32,257
Customer account liabilities	4,305	—	4,305
Deferred revenue	80,082	4,306	84,388

Total current liabilities	128,174	4,306	132,480
Borrowings under credit facility	110,000	—	110,000
Deferred revenue, non-current	18,722	5,224	23,946
Deferred income taxes	8,311	(456)	7,855
Other liabilities	20,398	—	20,398

Total liabilities	285,605	9,074	294,679
Stockholders’ equity
Preferred Stock, $.001 par value	—	—	—
Common Stock, $.001 par value	47	—	47
Additional paid-in-capital	711,558	—	711,558
Accumulated other comprehensive loss	(35,200)	91	(35,109)
Treasury stock, at cost	(127,095)	—	(127,095)
Accumulated deficit	(174,977)	(35,230)	(210,207)

Total stockholders’ equity	374,333	(35,139)	339,194

Total liabilities and stockholders’ equity	$659,938	$(26,065)	$633,873

Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)

	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
(in thousands, unaudited)	As Reported	Adjustments	Balances without adoption of new revenue standard	As Reported	Adjustments	Balances without adoption of new revenue standard
Revenues:
Subscriptions and transactions	$75,502	$(833)	$74,669	$216,558	$393	$216,951
Software licenses	3,802	(180)	3,622	13,979	(3,562)	10,417
Service and maintenance	25,856	540	26,396	80,047	1,767	81,814
Other	1,278	(18)	1,260	3,137	(55)	3,082

Total revenues	106,438	(491)	105,947	313,721	(1,457)	312,264
Cost of revenues:
Subscriptions and transactions	31,623	29	31,652	94,644	678	95,322
Software licenses	226	—	226	667	2	669
Service and maintenance	12,818	303	13,121	38,052	1,104	39,156
Other	1,046	12	1,058	2,461	(16)	2,445

Total cost of revenues	45,713	344	46,057	135,824	1,768	137,592

Gross profit	60,725	(835)	59,890	177,897	(3,225)	174,672
Operating expenses:
Sales and marketing	25,165	256	25,421	70,772	621	71,393
Product development and engineering	16,887	44	16,931	50,267	222	50,489
General and administrative	13,175	—	13,175	38,944	—	38,944
Amortization of acquisition-related intangible assets	5,230	—	5,230	15,809	—	15,809

Total operating expenses	60,457	300	60,757	175,792	843	176,635

Income from operations	268	(1,135)	(867)	2,105	(4,068)	(1,963)
Other expense, net	(695)	—	(695)	(2,334)	—	(2,334)

Loss before income taxes	(427)	(1,135)	(1,562)	(229)	(4,068)	(4,297)
Benefit (expense) from income taxes	1,251	839	2,090	6,104	(4,899)	1,205

Net income (loss)	$824	$(296)	$528	$5,875	$(8,967)	$(3,092)

Net income (loss) per share:
Basic	$0.02	$(0.01)	$0.01	$0.15	$(0.07)	$0.08

Diluted	$0.02	$(0.01)	$0.01	$0.14	$(0.06)	$0.08

Shares used in computing net income (loss) per share:
Basic	40,911	—	40,911	40,412	—	40,412

Diluted	41,625	(714)	40,911	41,650	(1,238)	40,412

Other comprehensive income (loss), net of tax:
Unrealized gain on available for sale securities	5	—	5	11	—	11
Unrealized gain (loss) on interest rate hedging transactions	(841)	—	(841)	(1,952)	—	(1,952)
Minimum pension liability adjustments	18	—	18	(38)	—	(38)
Foreign currency translation adjustments	1,322	(93)	1,229	(2,588)	92	(2,496)

Other comprehensive income (loss), net of tax:	504	(93)	411	(4,567)	92	(4,475)

Comprehensive income (loss)	$1,328	$(389)	$939	$1,308	$(8,875)	$(7,567)

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended March 31, 2019
(in thousands, unaudited)	As Reported	Adjustments	Balances without adoption of new revenue standard
Operating activities:
Net income (loss)	$5,875	$(8,967)	$(3,092)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	15,809	—	15,809
Stock-based compensation plan expense	31,906	11	31,917
Depreciation and other amortization	16,767	—	16,767
Gain on sale of cost-method investment	(237)	—	(237)
Deferred income tax benefit	(8,284)	4,899	(3,385)
Provision for allowances on accounts receivable	167	—	167
Amortization of debt issuance costs	311	—	311
Amortization of discount on investments	(108)	—	(108)
Loss (gain) on disposal of equipment	596	—	596
Loss (gain) on foreign exchange	410	(8)	402
Changes in operating assets and liabilities:
Accounts receivable	(3,520)	663	(2,857)
Prepaid expenses and other current assets	(3,913)	2,724	(1,189)
Other assets	(1,483)	943	(540)
Accounts payable	1,485	—	1,485
Accrued expenses	(1,513)	—	(1,513)
Customer account liabilities	1,562	—	1,562
Deferred revenue	7,835	(265)	7,570
Other liabilities	(650)	—	(650)

Net cash provided by operating activities	$63,015	$—	$63,015

The following summarizes the significant adjustments resulting from our adoption of the new revenue recognition standard compared to what would have been recorded in our financial statements had we continued to apply the provisions of legacy GAAP:

Consolidated Balance Sheet

Adjustments to prepaid expenses and other current assets and other assets relate to costs to fulfill and costs to obtain a customer contract which are capitalized under the new revenue standard and expensed as incurred under legacy GAAP. Adjustments to deferred revenue reflect the acceleration of revenue recognition for certain transactions that required longer term revenue deferral under legacy GAAP.

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

Consolidated Statement of Cash Flows

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

At March 31, 2019 and June 30, 2018, our assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2019				June 30, 2018
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$1,769	$—	$—	$1,769	$154	$—	$—	$154
Available for sale securities—Debt
U.S. Corporate	$—	$998	$—	$998	$—	$3,467	$—	$3,467
Government—U.S.	—	7,455	—	7,455	—	6,480	—	6,480

Total available for sale securities	$—	$8,453	$—	$8,453	$—	$9,947	$—	$9,947
Short-term derivative interest rate swap	$—	$432	$—	$432	$—	$407	$—	$407
Long-term derivative interest rate swap	$—	$249	$—	$249	$—	$2,183	$—	$2,183

Total assets	$1,769	$9,134	$—	$10,903	$154	$12,537	$—	$12,691

Liabilities
Long-term derivative interest rate swap	$—	$43	$—	$43	$—	$—	$—	$—

Total liabilities	$—	$43	$—	$43	$—	$—	$—	$—

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, cash held for customers, marketable securities, accounts receivable, accounts payable, customer account liabilities, derivative interest rate swaps and debt drawn on our Credit Facility (see Note 11). Fair value information for each of these instruments is as follows:

•

Cash and cash equivalents, cash held for customers, accounts receivable, accounts payable and customer account liabilities fair values approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at March 31, 2019 and June 30, 2018, approximated fair value.

•

Marketable debt securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive income (loss) in stockholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable debt securities classified as available for sale.

•

The fair value of our derivative interest rate swaps are based on the present value of projected cash flows that will occur over the life of the instruments, after considering certain contractual terms and counterparty credit risk.

•

The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.3 million and $1.4 million at March 31, 2019 and June 30, 2018, respectively, which approximated fair value.

•

We have certain other investments for which there is no readily determinable fair value. The carrying value of these investments was $4.6 million and $4.4 million at March 31, 2019 and June 30, 2018, respectively, and they are reported as a component of our other assets. These investments are recorded at cost, less impairment (if any), plus or minus adjustments for observable price changes.

•

We have borrowings of $110 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at March 31, 2019, as the instrument carries a variable rate of interest which reflects current market rates.

Marketable Securities

The table below presents information regarding our marketable securities by major security type as of March 31, 2019 and June 30, 2018.

	March 31, 2019			June 30, 2018
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	$62	$8,453	$8,515	$65	$9,947	$10,012

Total marketable securities	$62	$8,453	$8,515	$65	$9,947	$10,012

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

March 31, 2019
(in thousands)
Due within 1 year	$8,453
Due in 1 year through 5 years	—

Total	$8,453

All of our available for sale marketable securities are classified as current assets.

The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of March 31, 2019 and June 30, 2018, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At March 31, 2019		At June 30, 2018
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government—U.S.	$3,488	$(1)	$6,480	$(6)

Total	$3,488	$(1)	$6,480	$(6)

Note 5—Business and Asset Acquisitions

Fiscal Year 2019

During the nine months ended March 31, 2019, we completed two business acquisitions and an asset acquisition for aggregate purchase consideration of $42.4 million.

Experian Limited

On March 6, 2019, we acquired certain technology assets and customer related assets from Experian Limited for 9.5 million British Pound Sterling (approximately $12.6 million based on the exchange rate in effect at the acquisition date), funded with existing cash on hand. These assets will complement our existing UK payment products.

In the preliminary allocation of the purchase price, we recorded $2.7 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $12.6 million, consisting primarily of customer related assets, are being amortized over a weighted average estimated useful lives of eleven years. Experian’s operating results are included in our Payments and Transactional Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or net income (loss).

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

In the preliminary allocation of the purchase price, we recorded $2.7 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $8.4 million, consisting primarily of customer related assets, are being amortized over a weighted average estimated useful life of thirteen years. Microgen’s operating results are included in our Payments and Transactional Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or net income (loss).

Acquisition expenses of approximately $1.4 million were recognized during the nine months ended March 31, 2019 related to the Experian and Microgen acquisitions, principally as a component of general and administrative expense.

EMEA Headquarters

In January 2019, we purchased a building in Reading, UK for a base purchase price of 16 million British Pound Sterling (approximately $20.7 million based on the exchange rate in effect at the acquisition date), funded with existing cash on hand. When it is ready for its intended use, the building will ultimately replace our current Reading, UK building as our European headquarters.

Fiscal Year 2018

During the fiscal year ended June 30, 2018, we completed two business acquisitions for an aggregate purchase consideration of $18.5 million.

First Capital Cashflow Ltd.

On October 4, 2017, we acquired First Capital Cashflow Ltd. (FCC) for 10.5 million British Pound Sterling (approximately $13.9 million based on the exchange rate in effect at the acquisition date) in cash and 42,080 shares of our common stock. The shares, which were issued to the selling stockholders of FCC who became employees of Bottomline, have vesting conditions tied to continued employment; as such the shares are compensatory and we will record share-based payment expense over the underlying stock vesting period of five years. FCC’s operating results are included in our Payments and Transactional Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or net income (loss).

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

Note 6—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator—basic and diluted:
Net income (loss)	$824	$(1,002)	$5,875	$(2,155)

Denominator:
Shares used in computing basic net income (loss) per share attributable to common stockholders	40,911	38,348	40,412	38,055

Impact of dilutive securities	714	—	1,238	—

Shares used in computing diluted net income (loss) per share attributable to common stockholders	41,625	38,348	41,650	38,055

Basic net income (loss) per share attributable to common stockholders	$0.02	$(0.03)	$0.15	$(0.06)

Diluted net income (loss) per share attributable to common stockholders	$0.02	$(0.03)	$0.14	$(0.06)

For the three and nine months ended March 31, 2018, approximately 2.5 million and 2.7 million shares, respectively, of unvested restricted stock and stock options and warrants for up to 6.3 million shares of our common stock were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

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

We do not track or assign our assets by operating segment.

Segment information for the three and nine months ended March 31, 2019 and 2018 according to the segment descriptions above, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in thousands)
Segment revenue:
Cloud Solutions	$51,439	$46,486	$151,342	$133,448
Banking Solutions	23,903	22,900	69,283	65,175
Payments and Transactional Documents	26,094	27,124	78,271	75,516
Other	5,002	4,626	14,825	13,488

Total segment revenue	$106,438	$101,136	$313,721	$287,627

Segment measure of profit (loss):
Cloud Solutions	$11,463	$9,308	$32,497	$28,342
Banking Solutions	2,082	1,630	6,097	4,939
Payments and Transactional Documents	6,933	7,661	22,799	21,755
Other	(1,545)	(627)	(3,019)	(2,014)

Total measure of segment profit	$18,933	$17,972	$58,374	$53,022

A reconciliation of the measure of total segment profit to GAAP income (loss) before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in thousands)
Total measure of segment profit	$18,933	$17,972	$58,374	$53,022
Less:
Amortization of acquisition-related intangible assets	(5,230)	(5,818)	(15,809)	(16,708)
Stock-based compensation plan expense	(10,015)	(8,592)	(31,906)	(25,132)
Acquisition and integration-related expenses	(1,373)	(224)	(2,966)	(1,596)
Restructuring expense	(1,332)	(1,485)	(1,963)	(1,476)
Minimum pension liability adjustments	93	3	248	(35)
Global ERP system implementation and other costs	(557)	(1,558)	(3,110)	(4,973)
Other expense, net (1)	(946)	(1,293)	(3,097)	(9,288)

Loss before income taxes	$(427)	$(995)	$(229)	$(6,186)

(1)

On July 1, 2018, we adopted an accounting standard update that changes the classification of certain pension related items. For purposes of this reconciliation of segment profit, we have presented pension related adjustments discretely, not as a component of other expense, net.

The following depreciation and other amortization expense amounts are included in the measure of segment profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$2,854	$2,671	$8,663	$7,649
Banking Solutions	1,919	1,605	5,634	4,634
Payments and Transactional Documents	719	722	2,202	2,066
Other	84	97	268	289

Total depreciation and other amortization expense	$5,576	$5,095	$16,767	$14,638

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in thousands)
Revenues from unaffiliated customers:
United States	$66,227	$60,984	$194,132	$176,783
United Kingdom	24,942	24,388	73,313	66,927
Switzerland	9,682	10,613	29,289	29,146
Other	5,587	5,151	16,987	14,771

Total revenues from unaffiliated customers	$106,438	$101,136	$313,721	$287,627

Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At March 31,	At June 30,
	2019	2018
	(in thousands)
Long-lived assets:
United States	$47,516	$36,374
United Kingdom	31,982	5,586
Other	4,814	3,488

Total long-lived assets	$84,312	$45,448

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

Provision for Income Taxes

We recorded an income tax benefit of $1.3 million and income tax expense of $7,000 for the three months ended March 31, 2019 and 2018, respectively. In the three months ended March 31, 2019, the income tax benefit we recorded was driven largely by discrete tax benefits of $0.8 million relating to stock-based compensation. The income tax expense for the three months ended March 31, 2018 was principally associated with our UK operations, offset by an income tax benefit principally associated with our Swiss, Israeli and U.S. operations.

We recorded an income tax benefit of $6.1 million and $4.0 million for the nine months ended March 31, 2019 and 2018, respectively. In the nine months ended March 31, 2019, the income tax benefit we recorded was driven largely by discrete tax benefits of $5.4 million relating to stock-based compensation and a discrete tax benefit of $0.5 million arising from a reduction to deferred tax liabilities related to state tax consequences of repatriated foreign earnings. The income tax benefit for the nine months ended March 31, 2018 was principally due to a discrete tax benefit of $4.4 million relating to the consequences of the Tax Act (discussed below) and a tax benefit associated with our Swiss and Israeli operations, offset in part by tax expense associated with our U.S. and UK operations.

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

At March 31, 2019, we had a total valuation allowance of $33.0 million against our deferred tax assets given the uncertainty of recoverability of these amounts. The change in our valuation allowance during the nine months ended March 31, 2019 includes a reduction in our valuation allowance as a result of the adoption of the new accounting standard for revenue recognition.

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

All of our accounting calculations and financial reporting positions for consequences arising from the Tax Act were final as of December 31, 2018.

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

At March 31, 2019, the carrying value of goodwill for all of our reporting units was $204.2 million.

The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$220,669	$(142,270)	$78,399	8.9
Core technology	130,233	(88,264)	41,969	7.6
Other intangible assets	21,933	(18,529)	3,404	5.1
Capitalized software development costs	22,241	(8,840)	13,401	3.3
Software (1)	71,393	(39,747)	31,646	4.3

Total	$466,469	$(297,650)	$168,819

Unamortized intangible assets:
Goodwill			204,167

Total intangible assets			$372,986

	As of June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$201,214	$(134,133)	$67,081	8.4
Core technology	130,257	(82,815)	47,442	8.1
Other intangible assets	21,983	(17,299)	4,684	5.3
Capitalized software development costs	19,527	(6,265)	13,262	4.0
Software (1)	62,711	(33,395)	29,316	4.6

Total	$435,692	$(273,907)	$161,785

Unamortized intangible assets:
Goodwill			200,024

Total intangible assets			$361,809

(1)	Software includes purchased software and software developed for internal use.

Estimated amortization expense for the remainder of fiscal year 2019 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of March 31, 2019, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2019	$5,483	$898	$2,340
2020	19,713	3,593	8,410
2021	18,444	3,593	6,115
2022	16,596	3,593	4,493
2023	15,272	679	2,816
2024 and thereafter	48,264	117	2,975

Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.

The following table represents a rollforward of our goodwill balances, by reportable segment:

	Cloud Solutions	Banking Solutions	Payments and Transactional Documents	Other	Total
	(in thousands)
Balance at June 30, 2018 (1)	$90,270	$35,880	$65,680	$8,194	$200,024
Goodwill acquired during the period	—	—	5,344	—	5,344
Impact of foreign currency translation	(463)	—	(738)	—	(1,201)

Balance at March 31, 2019 (1)	$89,807	$35,880	$70,286	$8,194	$204,167

(1)	Other goodwill balance is net of $7.5 million accumulated impairment losses, recorded previously.

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

Note 11—Indebtedness

Credit Agreement

We are party to a credit agreement (the Credit Agreement) that provides for a five-year revolving credit facility in the amount of up to $300 million (the Credit Facility), which was amended on July 16, 2018. We also have the right to request an increase of the aggregate commitments under the Credit Facility by up to $150 million, subject to specified conditions. The Credit Facility expires in July 2023. At March 31, 2019, we owed $110 million under the Credit Facility.

The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.75 to 1.00, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2020; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default and related cure provisions. As of March 31, 2019, we were in compliance with the covenants associated with the Credit Facility.

Warrants

In December 2012, we received aggregate proceeds of $25.8 million, net of issue costs, from the sale of warrants for the purchase of up to 6.3 million shares of our common stock at a strike price of $40.04 per share. The warrants were exercisable in equal tranches over a period of 150 days beginning on March 1, 2018 and ending on October 2, 2018. Each warrant was exercisable into one share of our common stock. During the nine months ended March 31, 2019, we issued approximately 932 thousand shares of common stock related to the warrants exercised by the holders and all warrant exercises were net settled. There were no warrants outstanding as of March 31, 2019.

Note Payable

We financed a portion of the purchase price for our acquisition of Decillion by entering into a note payable for 2.5 million Singapore Dollars (approximately $1.8 million based on the exchange rate in effect at the acquisition date). The note is payable in equal installments over ten quarters, with the final installment due in the quarter ended December 31, 2019.

Note 12—Derivative Instruments

Cash Flow Hedges

Interest Rate Swap Agreements

We utilize interest rate swap agreements to hedge our exposure to interest rate risk. At March 31, 2019, we had two outstanding interest rate swap agreements which were entered into in July 2017 and March 2019 with notional values of $100 million and $80 million, respectively.

The notional value of each interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the Credit Facility.

The $100 million notional value agreement is effective as of December 1, 2017 and expires on December 1, 2021. During this period, we have a fixed interest rate of 1.9275 percent on the notional amount and Citizens Bank, National Association, as counterparty to the agreement, will pay us interest at a floating rate based on the 1 month USD-LIBOR-BBA swap rate on the notional amount. Interest payments are made quarterly on a net settlement basis.

The $80 million notional value agreement is effective as of December 1, 2021 and expires on July 16, 2023. During this period, we have a fixed interest rate of 2.125 percent on the notional amount and Bank of America, N.A., as counterparty to the agreement, will pay us interest at a floating rate based on the 1 month USD-LIBOR-BBA swap rate on the notional amount. Interest payments will be made monthly on a net settlement basis.

We designated the interest rate swap agreements as hedging instruments and they qualified for hedge accounting upon inception and at March 31, 2019. To continue to qualify for hedge accounting, the instruments must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.

The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at March 31, 2019 and June 30, 2018 were as follows:

Description	Balance Sheet Location	March 31, 2019	June 30, 2018
Derivative interest rate swap		(in thousands)
Short-term derivative asset	Prepaid expenses and other current assets	$432	$407
Long-term derivative asset	Other assets	$249	$2,183
Long-term derivative liability	Other liabilities	$43	$—

The following tables present the effect of our derivative interest rate swaps and related tax effects in AOCI for the nine months ended March 31, 2019 and 2018.

	Gain (Loss) in AOCI June 30, 2018	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Income (Loss) (Effective Portion) (1)	Income Tax Benefit (Provision) in OCI on Derivative Instruments	Gain (Loss) in AOCI March 31, 2019
	(in thousands)
Derivative interest rate swap	$2,590	$(1,671)	$(281)	$—	$638

	Gain (Loss) in AOCI June 30, 2017	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Income (Loss) (Effective Portion) (1)	Income Tax Benefit (Provision) in OCI on Derivative Instruments	Gain (Loss) in AOCI March 31, 2018
	(in thousands)
Derivative interest rate swap	$—	$1,869	$130	$(626)	$1,373

(1)	Recorded as interest income (expense) within other expense, net in our unaudited consolidated statements of comprehensive income (loss).

During the three and nine months ended March 31, 2019, we concluded that no portion of the hedges was ineffective.

As of March 31, 2019, there was $0.6 million of unrealized gain in AOCI. We expect to reclassify approximately $0.5 million of this unrealized gain from AOCI to earnings over the next twelve months.

Note 13—Postretirement and Other Employee Benefits

Defined Benefit Pension Plan

We sponsor a defined benefit pension plan for our Swiss-based employees (the Swiss pension plan) that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under U.S. GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in thousands)
Components of net periodic cost
Service cost	$625	$650	$1,900	$1,914
Interest cost	113	91	343	267
Prior service credit	(76)	(23)	(231)	(68)
Net actuarial loss	54	56	164	165
Expected return on plan assets	(342)	(306)	(1,040)	(901)

Net periodic cost	$374	$468	$1,136	$1,377

The components of net periodic pension cost other than current service cost are presented within other expense, net in our unaudited consolidated statements of comprehensive income (loss).

Note 14—Subsequent Events

In April 2019, we received cash proceeds of $7.7 million and recorded a gain of $7.3 million in connection with the sale of an entity in which we held a small equity investment.

In May 2019, we signed an agreement to acquire the outstanding capital stock of BankSight Software Systems, Inc. (BankSight) for $2.8 million in cash and 40,000 shares of our common stock which have vesting conditions tied to the continued employment of certain BankSight employees. We currently hold a minority investment in preferred stock of BankSight. The transaction is subject to the satisfaction or waiver of customary closing conditions, which we expect to occur by May 31, 2019. BankSight is an early-stage technology company that develops and markets a SaaS-based customer engagement and growth platform for banks and credit unions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Without limiting the foregoing, the words may, will, should, could, expects, plans, intends, anticipates, believes, estimates, predicts, potential and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to and including the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II. Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission (SEC), including Part II. Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Financial Highlights

The discussion that follows compares our operating results for the three and nine months ended March 31, 2019 to the three and nine months ended March 31, 2018. We adopted the new revenue recognition standard on July 1, 2018 and, in accordance with the method of adoption, did not recast prior period information. The new revenue standard has generally resulted in a modest reduction of subscription and transaction and services and maintenance revenue, while increasing software license revenue, for the nine months ended March 31, 2019 as compared to the respective prior period. The new revenue standard requires the capitalization of certain costs incurred to fulfill or obtain contracts, which prior to adoption were expensed as incurred. Accordingly, this has resulted in a modest reduction to cost of revenues and operating expenses for the three and nine month periods ended March 31, 2019 as compared to the respective prior periods. Please refer to Note 3 Revenue Recognition to our unaudited consolidated financial statements included in this Form 10-Q for a detailed reconciliation of the impact of the adoption of this standard on our operating results.

For the nine months ended March 31, 2019, our revenue increased to $313.7 million from $287.6 million in the same period of the prior fiscal year. Our revenue for the nine months ended March 31, 2019 was unfavorably impacted by $3.5 million due to the impact of foreign currency exchange rates primarily related to the Swiss Franc and British Pound Sterling, both of which depreciated against the U.S. Dollar as compared to the same period of the prior fiscal year. The revenue increase was attributable to revenue increases in our Cloud Solutions segment of $17.9 million, our Banking Solutions segment of $4.1 million and our Payments and Transactional Documents segment of $2.8 million. Increased revenue from our legal spend management and our

Paymode-X and financial messaging settlement network solutions accounted for the revenue increase in our Cloud Solutions segment. The revenue increase in our Payments and Transactional Documents segment was related to higher European subscriptions and transactions revenue in our payment products. The Banking Solutions segment’s revenue increase was primarily due to new customer engagements and platform go-lives, as customers continued to deploy our solutions.

Net income was $5.9 million in the nine months ended March 31, 2019 compared to a net loss of $2.2 million in the same period of the prior fiscal year. Our net income for the nine months ended March 31, 2019 was favorably impacted by gross profit expansion of $17.8 million, a reduction in other expense, net of $6.4 million, due to decreases in the amortization of debt discount costs and an increase in income tax benefit of $2.1 million. These improvements were partially offset by an increase in operating expenses of $18.3 million as we continued to grow our business. The increase in gross margins was driven by increases in revenue in our Cloud Solutions, Payments and Transactional Documents and Banking Solutions segments. The increase in operating expenses was primarily driven by increased product development and engineering costs of $8.3 million as we continued to invest in new product innovation, increased sales and marketing costs of $7.5 million and increased general and administrative costs of $3.4 million.

In the nine months ended March 31, 2019, we derived approximately 38% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.

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

The critical accounting policies and estimates we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2018 related to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired deferred revenue and income taxes. With the exception of revenue recognition, which is discussed further below, there have been no material changes to the critical accounting policies from those we disclosed in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Effective July 1, 2018 we adopted a new accounting standard related to revenue recognition on a modified retrospective basis. The cumulative effect of initially applying the new revenue recognition standard was recorded as an adjustment to our accumulated deficit balance as of July 1, 2018. Our consolidated balance sheet, consolidated statement of comprehensive income (loss), our consolidated statement of stockholders’ equity and our consolidated statement of cash flows reflect the adoption of the new standard for all periods subsequent to the adoption date, however financial statements for periods prior to the adoption date have not been revised. The notes to our financial statements include a reconciliation of the adjustments recorded to our current period financial statements to comply with the new standard and the amounts that would have been reflected in our financial statements under the prior revenue recognition framework.

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

It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as filed with the SEC on August 29, 2018, as updated above.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, please refer to Note 2 Recent Accounting Pronouncements to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three and Nine Months Ended March 31, 2019 Compared to the Three and Nine Months Ended March 31, 2018

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

The following tables represent our segment revenues and our segment measure of profit (loss):

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$51,439	$46,486	$4,953	10.7%	$151,342	$133,448	$17,894	13.4%
Banking Solutions	23,903	22,900	1,003	4.4%	69,283	65,175	4,108	6.3%
Payments and Transactional Documents	26,094	27,124	(1,030)	(3.8)%	78,271	75,516	2,755	3.6%
Other	5,002	4,626	376	8.1%	14,825	13,488	1,337	9.9%

Total segment revenue	$106,438	$101,136	$5,302	5.2%	$313,721	$287,627	$26,094	9.1%

Segment measure of profit (loss):
Cloud Solutions	$11,463	$9,308	$2,155	23.2%	$32,497	$28,342	$4,155	14.7%
Banking Solutions	2,082	1,630	452	27.7%	6,097	4,939	1,158	23.4%
Payments and Transactional Documents	6,933	7,661	(728)	(9.5)%	22,799	21,755	1,044	4.8%
Other	(1,545)	(627)	(918)	(146.4)%	(3,019)	(2,014)	(1,005)	(49.9)%

Total measure of segment profit	$18,933	$17,972	$961	5.3%	$58,374	$53,022	$5,352	10.1%

A reconciliation of the measure of total segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in thousands)
Total measure of segment profit	$18,933	$17,972	$58,374	$53,022
Less:
Amortization of acquisition-related intangible assets	(5,230)	(5,818)	(15,809)	(16,708)
Stock-based compensation plan expense	(10,015)	(8,592)	(31,906)	(25,132)
Acquisition and integration-related expenses	(1,373)	(224)	(2,966)	(1,596)
Restructuring expense	(1,332)	(1,485)	(1,963)	(1,476)
Minimum pension liability adjustments	93	3	248	(35)
Global ERP system implementation and other costs	(557)	(1,558)	(3,110)	(4,973)
Other expense, net	(946)	(1,293)	(3,097)	(9,288)

Loss before income taxes	$(427)	$(995)	$(229)	$(6,186)

Cloud Solutions

Revenues from our Cloud Solutions segment increased $5.0 million for the three months ended March 31, 2019 as compared to the same period in the prior fiscal year, due to increased revenue of $2.8 million from our legal spend management solutions and $2.1 million from our settlement network solutions. Segment profit increased $2.2 million for the three months ended March 31, 2019 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $0.8 million and increased operating expenses of $2.0 million related to increased sales and marketing and product development and engineering costs.

Revenues from our Cloud Solutions segment increased $17.9 million for the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year, due to increased revenue of $9.1 million from our settlement network solutions and $8.8 million from our legal spend management solutions. Segment profit increased $4.2 million for the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year, due to the revenue increase described above, partially offset by increased cost of revenues of $6.0 million and increased operating expenses of $7.8 million primarily related to increased sales and marketing and product development and engineering costs. We expect revenue and profit for the Cloud Solutions segment to increase in fiscal year 2019 as compared to the prior fiscal year as a result of increased revenue from our legal spend management and our Paymode-X and financial messaging settlement network solutions.

Banking Solutions

Revenues from our Banking Solutions segment increased $1.0 million for the three months ended March 31, 2019 as compared to the same period in the prior fiscal year, due to increased subscriptions and transactions revenue of $2.1 million and software licenses revenue of $0.4 million, partially offset by decreased service and maintenance revenue of $1.5 million. The increase in subscriptions and transactions revenue was primarily related to customers going live on our hosted platform and the increase in software license revenue was related, in part, to the impact of the new revenue standard we adopted on July 1, 2018. Segment profit increased $0.5 million for the three months ended March 31, 2019 as compared to the same period in the prior fiscal year, due to the revenue increase described above.

Revenues from our Banking Solutions segment increased $4.1 million for the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year, due to increased software license revenue of $3.8 million and subscriptions and transactions revenue of $3.0 million, partially offset by decreased service and maintenance revenue of $2.7 million. The increase in software license revenue was related, in part, to the impact of the new revenue standard we adopted on July 1, 2018. Segment profit increased $1.2 million for the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year, due primarily to the increased revenue described above, partially offset by increased product development and engineering costs. We expect revenue to continue to increase and profit to remain consistent for the Banking Solutions segment in fiscal year 2019 as compared to the prior fiscal year as new customers go live with our hosted platform.

Payments and Transactional Documents

Revenues from our Payments and Transactional Documents segment decreased $1.0 million for the three months ended March 31, 2019 as compared to the same period in the prior fiscal year, due primarily to decreased service and maintenance revenue of $2.8 million and decreased software license revenue of $0.4 million, partially offset by increased subscriptions and transactions revenue of $2.1 million from our European payments and transactional documents solutions, due in part to the impact of recent acquisitions. The decrease in maintenance revenue was driven by the continued migration of customers to our hosted payment products rather than deployed, on-premise solutions. Segment profit decreased $0.7 million for the three months ended March 31, 2019, as compared to the same period in the prior fiscal year, due primarily to the revenue decreases described above.

Revenues from our Payments and Transactional Documents segment increased $2.8 million for the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year, due primarily to increased subscriptions and transactions revenue of $8.3 million from our European payments and transactional documents solutions, due in part to the impact of recent acquisitions, partially offset by decreased service and maintenance revenue of $4.9 million and decreased software license revenue of $0.6 million. The decrease in maintenance revenue was driven by the continued migration of customers to our hosted payment products rather than deployed, on-premise solutions. Segment profit increased $1.0 million for the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased operating expenses of $1.8 million primarily related to increased product development and engineering costs. We expect revenue and profit for the Payments and Transactional Documents segment to increase in fiscal year 2019 as compared to the prior fiscal year, as a result of increased sales of our subscription-based payment and document automation solutions.

Other

Revenues from our Other segment increased $0.4 million and $1.3 million for the three and nine months ended March 31, 2019, respectively, as compared to the same periods in the prior fiscal year, due primarily to increased software license revenue. Segment profit decreased $1.0 million for both the three and nine months ended March 31, 2019, as compared to the same periods in the prior fiscal year. We expect Other segment revenue to increase slightly and profit to decrease slightly in fiscal year 2019 as compared to the prior fiscal year, principally as the result of increased sales of our cyber fraud and risk management products, offset in part by increased operating expenses.

Revenues by category

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions and transactions	$75,502	$67,378	$8,124	12.1%	$216,558	$191,279	$25,279	13.2%
Software licenses	3,802	3,134	668	21.3%	13,979	8,119	5,860	72.2%
Service and maintenance	25,856	29,476	(3,620)	(12.3)%	80,047	85,251	(5,204)	(6.1)%
Other	1,278	1,148	130	11.3%	3,137	2,978	159	5.3%

Total revenues	$106,438	$101,136	$5,302	5.2%	$313,721	$287,627	$26,094	9.1%

As % of total revenues:
Subscriptions and transactions	70.9%	66.7%			69.0%	66.6%
Software licenses	3.6%	3.1%			4.5%	2.8%
Service and maintenance	24.3%	29.1%			25.5%	29.6%
Other	1.2%	1.1%			1.0%	1.0%

Total revenues	100.0%	100.0%			100.0%	100.0%

Subscriptions and Transactions

Revenues from subscriptions and transactions increased $8.1 million for the three months ended March 31, 2019 as compared to the same period in the prior fiscal year. The overall revenue increase was due principally to increases in revenue from our Cloud Solutions segment, Payments and Transactional Documents segment and Banking Solutions segment of $4.1 million, $2.3 million and $2.1 million, respectively, due to the impact of customers going live on our hosted platforms and, to a lesser degree, the impact of recent acquisitions.

Revenues from subscriptions and transactions increased $25.3 million for the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year. The overall revenue increase was due principally to increases in revenue from our Cloud Solutions segment and Payments and Transactional Documents segment of $14.9 million and $8.5 million, respectively, due to the impact of customers going live on our hosted platforms and, to a lesser degree, the impact of recent acquisitions. We expect subscriptions and transactions revenues to continue to increase in fiscal year 2019 as compared to the prior fiscal year, primarily as a result of the revenue contribution from our legal spend management solutions, our Paymode-X and financial messaging settlement network solutions and continued revenue increases in our Banking Solutions segment.

Software Licenses

Revenues from software licenses increased $0.7 million for the three months ended March 31, 2019 as compared to the same period in the prior fiscal year, primarily as a result of increased revenue from our Other segment and Banking Solutions segment of $0.5 million and $0.4 million, respectively. The increase in revenue is due in part from our adoption of the new revenue standard on July 1, 2018 which results in revenue recognition sooner for certain arrangements for which revenue recognition was delayed under legacy GAAP, such as when vendor specific evidence of fair value could not be established. In addition, the change in methodology for allocation of the transaction price between performance obligations had the impact of increasing software revenue under the new standard.

Revenues from software licenses increased $5.9 million for the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year, primarily as a result of increased revenue from our Banking Solutions segment and Other segment of $3.8 million and $1.6 million, respectively. The increase in revenue is due in part from our adoption of the new revenue standard on July 1, 2018 which results in revenue recognition sooner for certain arrangements for which revenue recognition was delayed under legacy GAAP, such as when vendor specific evidence of fair value could not be established. In addition, the change in methodology for allocation of the transaction price between performance obligations had the impact of increasing software revenue under the new standard. We expect software license revenues to increase in fiscal year 2019 as compared to the prior fiscal year, primarily as a result of revenue contribution from our Banking Solutions, Payments and Transactional Documents and Other segments.

Service and Maintenance

Revenues from service and maintenance decreased $3.6 million for the three months ended March 31, 2019 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in revenue from our Payments and Transactional Documents segment of $2.8 million and Banking Solutions segment of $1.5 million, in each case reflecting the continued migration of customers to our hosted solutions rather than deployed, on-premise solutions. These decreases were partially offset by increased revenue from our Cloud Solutions segment of $0.7 million.

Revenues from service and maintenance decreased $5.2 million for the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in revenue from our Payments and Transactional Documents segment of $4.9 million and Banking Solutions segment of $2.7 million, in each case reflecting the continued migration of customers to our hosted solutions rather than deployed, on-premise solutions. These decreases were partially offset by increased revenue from our Cloud Solutions segment and Other segment of $2.0 million and $0.3 million, respectively. We expect service and maintenance revenues will decrease slightly in fiscal year 2019 as compared to the prior fiscal year, as a result of decreased services revenue from our Banking Solutions segment, primarily due to the continued impact of customers transitioning from on-premise to SaaS-based solutions.

Other

Our other revenues consist principally of equipment and supplies sales, which remained minor components of our overall revenue. We expect that other revenues will decrease in fiscal year 2019 as compared to the prior fiscal year, due to the absence of a one-time revenue transaction recorded in the fourth quarter of fiscal year 2018.

Cost of revenues by category

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions and transactions	$31,623	$30,771	$852	2.8%	$94,644	$85,404	$9,240	10.8%
Software licenses	226	233	(7)	(3.0)%	667	632	35	5.5%
Service and maintenance	12,818	13,861	(1,043)	(7.5)%	38,052	39,195	(1,143)	(2.9)%
Other	1,046	930	116	12.5%	2,461	2,298	163	7.1%

Total cost of revenues	$45,713	$45,795	$(82)	(0.2)%	$135,824	$127,529	$8,295	6.5%

Gross Profit ($)	$60,725	$55,341	$5,384	9.7%	$177,897	$160,098	$17,799	11.1%

Gross Profit (%)	57.1%	54.7%			56.7%	55.7%

Subscriptions and Transactions

Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs decreased to 42% of subscriptions and transactions revenues in the three months ended March 31, 2019 as compared to 46% of subscriptions and transactions revenues in the three months ended March 31, 2018 due to the continued revenue expansion from our hosted solutions.

Subscriptions and transactions costs were relatively consistent at 44% of subscription and transactions revenues in the nine months ended March 31, 2019 as compared to 45% of subscriptions and transactions revenues in the nine months ended March 31, 2018. We expect subscriptions and transactions costs as a percentage of subscriptions and transactions revenues will decrease slightly in fiscal year 2019 as a result of increased revenue contribution from our cloud-based banking and legal spend management.

Software Licenses

Software license costs consist of expenses incurred by us to distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 6% of software license revenues in the three months ended March 31, 2019 as compared to 7% of software license revenues in the three months ended March 31, 2018.

Software license costs decreased to 5% of software license revenues in the nine months ended March 31, 2019 as compared to 8% of software license revenues in the nine months ended March 31, 2018. Costs decreased as a percentage of revenue due to increased software license sales which contained minimal third party costs. We expect that software license costs as a percentage of software license revenues will decrease in fiscal year 2019 as compared to the prior fiscal year primarily due to increased revenue in our Banking Solutions segment.

Service and Maintenance

Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased slightly to 50% of service and maintenance revenues in the three months ended March 31, 2019 as compared to 47% of service and maintenance revenues in the three months ended March 31, 2018 due primarily to increased service and maintenance costs as a percentage of revenue from our European payments and transactional documents solutions.

Service and maintenance costs increased slightly to 48% of service and maintenance revenues in the nine months ended March 31, 2019 as compared to 46% of service and maintenance revenues in the nine months ended March 31, 2018 due primarily to increased service and maintenance costs as a percentage of revenue from our European payments and transactional documents solutions. We expect that service and maintenance costs as a percentage of service and maintenance revenues will continue to increase slightly in fiscal year 2019 as compared to the prior fiscal year, as we continue the implementation phases of certain customers in our Banking Solutions segment.

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

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$25,165	$22,465	$2,700	12.0%	$70,772	$63,255	$7,517	11.9%
Product development and engineering	16,887	14,179	2,708	19.1%	50,267	41,981	8,286	19.7%
General and administrative	13,175	12,763	412	3.2%	38,944	35,589	3,355	9.4%
Amortization of acquisition-related intangible assets	5,230	5,818	(588)	(10.1)%	15,809	16,708	(899)	(5.4)%

Total operating expenses	$60,457	$55,225	$5,232	9.5%	$175,792	$157,533	$18,259	11.6%

As % of total revenues:
Sales and marketing	23.6%	22.2%			22.6%	22.0%
Product development and engineering	15.9%	14.0%			16.0%	14.6%
General and administrative	12.4%	12.6%			12.4%	12.4%
Amortization of acquisition-related intangible assets	4.9%	5.8%			5.0%	5.8%

Total operating expenses	56.8%	54.6%			56.0%	54.8%

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to an increase in employee related costs of $2.2 million, incurred to support our continued revenue growth.

Sales and marketing expenses increased in the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018 due primarily to an increase in employee related costs of $6.5 million, incurred to support our continued revenue growth. We expect sales and marketing expenses as a percentage of total revenue will remain relatively consistent in fiscal year 2019 as compared to the prior fiscal year.

Product Development and Engineering

Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products based on customer feedback and general marketplace demands. Product development and engineering expenses in the three and nine months ended March 31, 2019 as compared to the three and nine months ended March 31, 2018 increased principally as a result of an increase in headcount related costs as we continued to invest in the deployment of innovative, feature-rich products. We expect product development and engineering expenses as a percentage of total revenues will increase slightly in fiscal year 2019 as compared to the prior fiscal year.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to increased employee related costs of $0.8 million.

General and administrative expenses increased in the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018 due primarily to increased employee related costs of $3.8 million and restructuring costs related to a facility exit of $0.3 million, partially offset by decreased global enterprise resource planning (ERP) implementation and other costs of $1.9 million. We expect general and administrative expenses as a percentage of total revenues will remain relatively consistent in fiscal year 2019 as compared to the prior fiscal year.

Amortization of Acquisition-related Intangible Assets

We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the three and nine months ended March 31, 2019 as compared to the three and nine months ended March 31, 2018 occurred as a result of the impact of amortization of intangible assets from our business acquisitions during fiscal year 2018 and the three and nine months ended March 31, 2019. We expect that total amortization expense for acquired intangible assets for the remainder of fiscal year 2019 will be approximately $5.5 million.

Other Expense, Net

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$174	$67	$107	159.7%	$452	$184	$268	145.7%
Interest expense	(903)	(1,467)	564	38.4%	(2,958)	(9,724)	6,766	69.6%
Other (expense) income, net	34	289	(255)	(88.2)%	172	789	(617)	(78.2)%

Other expense, net	$(695)	$(1,111)	$416	37.4%	$(2,334)	$(8,751)	$6,417	73.3%

Other expense, net decreased $0.4 million for the three months ended March 31, 2019 and $6.4 million for the nine months ended March 31, 2019 as compared to the same periods in the prior fiscal year, respectively. The decrease for the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year is primarily due to decreases in the amortization of debt discount costs upon the maturity of our convertible senior notes in December 2017.

Provision for Income Taxes

We recorded an income tax benefit of $1.3 million and an income tax expense of $7 thousand for the three months ended March 31, 2019 and 2018, respectively. We recorded an income tax benefit of $6.1 million and $4.0 million for the nine months ended March 31, 2019 and 2018, respectively. Please refer to Note 8 Income Taxes to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources

We are party to a credit agreement which provides for a five-year revolving credit facility in the amount of up to $300 million (the Credit Facility). We also have the right to request an increase to the aggregate commitments to the Credit Facility of up to $150 million, subject to specified conditions. The Credit Facility expires in July 2023. During the nine months ended March 31, 2019, we used $40.0 million of cash on hand to pay down a portion of the borrowings under our Credit Facility. At March 31, 2019, borrowings were $110 million and we were in compliance with all covenants associated with the Credit Facility.

During the nine months ended March 31, 2019, warrant holders exercised warrants for approximately 932 thousand shares of our common stock and we issued shares of common stock in the same amount. All of the warrant exercises were net settled and there were no warrants outstanding as of March 31, 2019.

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

One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the nine months ended March 31, 2019 and 2018 are summarized in the tables below:

	March 31,	June 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$79,475	$121,860
Marketable securities	8,515	10,012
Borrowings under credit facility	110,000	150,000

	Nine Months Ended March 31,
	2019	2018
	(in thousands)
Cash provided by operating activities	$63,015	$35,523
Cash used in investing activities	(65,124)	(28,628)
Cash used in financing activities	(37,297)	(38,787)
Effect of exchange rates on cash	(1,427)	2,331

Cash, cash equivalents and marketable securities. At March 31, 2019, our cash and cash equivalents of $79.5 million consisted primarily of cash deposits held at major banks and money market funds. The $42.4 million decrease in cash and cash equivalents at March 31, 2019 from June 30, 2018 was primarily due to cash used for the repayment of amounts borrowed under the Credit Facility of $40.0 million, cash used to fund business acquisitions, net of cash acquired, of $21.4 million and capital expenditures, including capitalization of software costs of $45.7 million, partially offset by cash generated from operations of $63.0 million.

Cash, cash equivalents and marketable securities included approximately $57.9 million held by our foreign subsidiaries as of March 31, 2019. During the three months ended September 30, 2018, we repatriated $20.8 million from our UK subsidiary. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK and Switzerland and therefore we do not provide for U.S. income taxes that could result from the distribution of foreign earnings from our international subsidiaries other than the UK and Switzerland. If our reinvestment plans change based on future events and we decide to repatriate amounts from our international subsidiaries other than the UK and Switzerland to fund our domestic operations, those amounts would generally become subject to state tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made.

Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Decreases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar decreased our overall cash balances by approximately $1.4 million for the nine months ended March 31, 2019. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we periodically experience, are adequate to meet our operating requirements for the foreseeable future.

Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses, and impairment charges and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations increased by $27.5 million in the nine months ended March 31, 2019 versus the same period in the prior fiscal year. The increase was primarily related to an increase in cash flows from accounts receivables of $19.5 million and an increase in cash generated from our net income of $8.0 million.

At March 31, 2019, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.

Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $36.5 million increase in net cash used in investing activities for the nine months ended March 31, 2019 versus the same period in the prior fiscal year was primarily due to an increase in cash used to fund business acquisitions, net of cash acquired, of $15.7 million and an increase in capital expenditures of $30.9 million, partially offset by a decrease in the purchase of available for sale securities of $2.3 million and an increase in proceeds from sales of available for sale securities of $7.3 million. The increase in capital expenditures was primarily related to the purchase of a building in Reading, UK in January 2019 for approximately $20.7 million. When it is ready for its intended use, the building will ultimately replace our current Reading, UK building as our European headquarters.

Financing Activities. Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.

Contractual Obligations

Following is a summary of future payments that we are required to make under existing contractual obligations as of March 31, 2019:

	Payment Due by Fiscal Year
	2019	2020-2021	2022-2023	Thereafter	Total
	(in thousands)
Credit Facility
Principal payment	$—	$—	$—	$110,000	$110,000
Interest payments (1)	852	6,816	7,267	141	15,076
Commitment fee (2)	83	665	665	13	1,426
Note payable	184	369	—	—	553
Operating leases	1,481	10,593	7,143	10,617	29,834
Purchase commitments	3,097	9,134	1,177	7	13,415

Total contractual obligations	$5,697	$27,577	$16,252	$120,778	$170,304

(1)

The Credit Facility carries a variable rate of interest. Interest payments were estimated using the applicable interest rate as of March 31, 2019, net of the impact of the interest rate swaps we entered into in July 2017 and March 2019.

(2)

The Credit Facility agreement includes a commitment fee, which we have included in the table above, based on the applicable interest rate as of March 31, 2019 and our current unborrowed capacity of $190 million.

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

Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.5 million, has been excluded from the table above. These amounts have been excluded because, as of March 31, 2019, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2019, which is $1.7 million based on foreign exchange rates in effect on March 31, 2019. We have not disclosed contributions for periods after fiscal year 2019, as those amounts are subject to future changes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended March 31, 2019.

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

We are a party to interest rate swap agreements which we designated as hedge instruments to minimize our exposure to interest rate fluctuations under our Credit Facility.

There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 as filed with the SEC on August 29, 2018, which is incorporated herein by reference.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The UK had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the EU. If no formal withdrawal agreement can be reached between the UK and the EU, then the UK’s membership of the EU will automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to provide additional time for the parties to negotiate a withdrawal agreement. However, based on the limited progress to date in these negotiations, there is a possibility that the UK will leave the EU without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

The lack of a formalized and orderly process for the UK’s exit from the EU, to the extent occurring, could create uncertainty and challenges (particularly in the near term) with respect to trading relationships between our UK subsidiary and other EU nations. Further, following the UK’s exit from the EU, there could be divergent or unreconciled positions in respect of other regulatory areas such as employment law or data privacy, which could create additional uncertainty and challenges for us.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2019 and 2018, (iii) Unaudited Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date: May 10, 2019	By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)