Form 10-K
period 2019-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2019-08-29
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-K
——————
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-25259
        ——————
BOTTOMLINE TECHNOLOGIES (de), INC.

(Exact name of registrant as specified in its charter)
——————

Delaware		02-0433294
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

325 Corporate Drive		03801-6808
Portsmouth,	New Hampshire	(Zip Code)
(Address of principal executive offices)

(603) 436-0700
(Registrant’s telephone number, including area code)
———————————————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, $.001 par value per share	EPAY	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
———————————————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No   ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2018 was $2,023,073,136 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.
There were 43,862,347 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 16, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under
“Part I-Item 1. Business-Information about our Executive Officers and Other Key Employees”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2019, a definitive proxy statement for our 2019 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

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
We operate settlement networks that facilitate electronic payments and transaction settlement between businesses, their vendors and banks. We offer solutions that banks use to provide payment, cash management and treasury capabilities to their business customers, as well as solutions that financial institutions use to facilitate customer acquisition and to grow profitable customer relationships through intelligent engagement. Our legal spend management solutions help manage and determine the right amount to pay for legal services and claims vendor expenditures for insurance companies and other large consumers of outside legal services, as well as related tools and analytics for the law firms themselves. Corporate customers rely on our solutions to automate payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. We also offer cyber fraud and risk management solutions that are designed to non-invasively monitor and analyze user behavior and payment transactions to flag behavioral and data anomalies and other suspicious activity.
Our solutions are designed to complement, leverage and extend our customers’ existing information systems, accounting applications and banking relationships so that they can be deployed quickly and efficiently. To help our customers realize the maximum value from our products and meet their specific business requirements, we also provide professional services for implementation, training, consulting and product enhancement.
Bottomline was originally organized as a New Hampshire corporation in 1989 and was reincorporated as a Delaware corporation in August 1997. We maintain our corporate headquarters in Portsmouth, New Hampshire and our international headquarters in Reading, England. We maintain a website at www.bottomline.com. Our website includes links to our Code of Business Conduct and Ethics, and the charters of our Audit Committee, Leadership Development and Compensation Committee and Nominations and Corporate Governance Committee. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Unless the context requires otherwise, references in this Annual Report on Form 10-K to we, us, our, Bottomline and the Company refer to Bottomline Technologies (de), Inc. and its subsidiaries. Our fiscal year ends on June 30, and we sometimes identify our fiscal years in this Annual Report on Form 10-K by the calendar years in which they end. For example, we refer to the fiscal year ended June 30, 2019 as "fiscal year 2019."
Our Strategy
Our objective is to be the leading global provider of business payment technology. Key elements of our strategy include:

•	providing solutions that allow businesses to make complex and fragmented payment processes simple, smart and secure;

•	delivering an increasingly broad set of feature-rich solutions to provide ease of deployment and efficiency for our customers and increased recurring revenue to us;

•	providing an intuitive, easy-to-use/easy-to-navigate experience, accessible via a variety of technology platforms including mobile devices;

•	integrating machine learning and predictive analytics technologies to increase the capabilities and effectiveness of our solutions;

•	developing innovative new technologies that will allow us to broaden our market footprint, enhance our competitive position in our current markets and capitalize on new market opportunities;

•	growing our settlement network solutions by adding customers, strategic partners and new capabilities;

•	delivering solutions that enable organizations to adapt to and leverage business payment environmental and regulatory changes such as faster payments, real-time settlement and open banking;

•
providing banking solutions that enable banks of all sizes to offer their business customers leading cash management and treasury capabilities as well as solutions that are designed to deepen and grow profitable bank customer relationships;

•	attracting and retaining exceptional technical, industry and management talent who have experience in our markets and the capability to grow our business;

•	continuing to develop and broaden strategic relationships that enhance our global position; and

•	pursuing strategic acquisitions that expand our geographical footprint and market share or extend our product functionality.
Our Products and Services
Following is a summary of our major product offerings, however we continue to innovate and adapt our solutions as standards, customer needs and technology evolves.
Settlement Network Solutions
Paymode-X is an integrated payment solution allowing businesses to easily transition from manual accounts payable payments processes to an overall integrated solution, maximizing cost-savings, efficiency and security. With more than 400,000 member businesses, Paymode-X customers gain immediate benefits because many of their vendors are already part of the Paymode-X network and can begin to be paid electronically on day one. Our vendor enrollment process leverages our proprietary Intelligent Engagement Model which includes predictive analytics and proprietary processes and tools designed to maximize vendor adoption. Our solution leverages known payment type preferences across member businesses in order for customers to settle vendor payments utilizing a mix of card, automated clearing house (ACH), check and wire payments that will yield the greatest financial and efficiency gains. We continually incorporate innovative technologies and features into Paymode-X to make it easier for network members to implement, use and realize value quickly. Examples include the addition of electronic invoicing functionality, robust security features, the inclusion of an application programming interface library, the availability of multiple enterprise resource planning (ERP)-specific connectors that streamline system integration for customers, the incorporation of machine learning and predictive analytics, and the incorporation of voice technology and biometrics into our mobile app. A number of leading financial institutions partner with us to resell Paymode-X capabilities to their corporate clients. We have commercial relationships with both Visa and Mastercard and are able to offer both options to financial institutions as part of an overall Paymode-X solution.
Our financial messaging solutions leverage multiple payment networks and schemes, including SWIFT global messaging, Faster Payments, Single Euro Payments Area (SEPA), BACS and others to allow banks and corporations to exchange financial information, including payment instructions, cash reporting and other messages to facilitate transaction settlement with banks and counterparties around the world. Our financial messaging solutions allow banks and corporations to achieve lower costs, rapid implementation, greater security and improved risk management, while avoiding costly internal infrastructure.
Banking Solutions
Our Digital Banking Intelligent Engagement platform (Digital Banking IQ) empowers banks to intelligently engage with customers, deliver a unified experience and acquire, deepen and grow profitable relationships. Digital Banking IQ combines a 360-degree view of all customer relationships, including the performance and volume of all customer products and services across all channels, which targeted actionable insights powered by machine learning.
We enable banks of all sizes to offer their customers a host of capabilities including ACH and BACS payments, wires, international payments, check production, fraud prevention, customer acquisition, balance and information reporting and other features that facilitate enterprise-wide cash management and interaction with their customers. Digital Banking IQ allows our bank customers to attract and service a full range of client segments from small businesses to multi-nationals. These solutions feature an intuitive user interface designed to simplify all aspects of payments and cash management for customers of all sizes and sophistication, through both browser-based and mobile channels.
Legal Spend Management
Our legal spend management solutions and services integrate with claims management and time and billing systems to automate legal invoice management processes and to provide insight into all areas of a company’s outside legal spend. The combination of automated invoice routing and a sophisticated rules engine allows corporate legal and insurance claims departments to create more efficient processes for managing invoices generated by outside law firms and other service providers, while offering insight into important legal spend factors including expense monitoring and outside counsel performance. We continue to expand the capabilities of these offerings to leverage predictive analytics to facilitate the selection and retention of counsel, forecast claim settlement and litigation expense and augment the management and budgeting of litigation matters.
Cyber Fraud and Risk Management
Our cyber fraud and risk management solutions (CFRM) non-invasively monitor, replay and analyze user behavior and payment transactions to flag and even stop suspicious activity in real time. These solutions are highly configurable and create accountability by recording and analyzing each application interaction and screen view, reducing the risk of theft, information leakage, internal fraud and payments fraud, as well as decreasing the cost of regulatory compliance. Case management capabilities centralize risk management, speed investigations, and facilitate compliance with regulations pertaining to Anti Money Laundering (AML),

SWIFT CSP, PSD2, FATF16/WTR2, Basel II, the Health Insurance Portability and Accountability Act (HIPAA) and Know Your Customer (KYC).
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
Our PTX payments and collections solutions suite offers organizations of any size simple, secure and efficient ways to pay and get paid. The solution can enable businesses to efficiently manage key business processes such as payments, accounts payable and accounts receivable. PTX is designed to incorporate regulatory changes such as the UK New Payments Architecture as well as innovation happening in the payments space such as Open Banking, leveraging these changes to facilitate consolidated views of bank accounts across the world. With new ways to pay including payment initiation service provider and request to pay, PTX is enabling companies to establish new payment relationships with customers.
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
Healthcare Solutions
In addition to our payments offerings referred to above, we offer several solutions specifically for healthcare to address patient registration, electronic signature, mobile document, payments and cybersecurity. Our solutions are utilized across the acute care hospital enterprise and broader healthcare systems, accelerating the paper-to-electronic transition while helping our customers streamline data flows and better protect themselves and their patient's data.
Professional Services
Our teams of service professionals draw on extensive payments experience to provide consulting, project implementation and training services. By easing the adoption of our products, these services help our customers accelerate the time to value. By improving the overall customer experience, these services help us retain customers and drive future revenue-generating arrangements from existing customers.
Our Customers
Our customers span multiple industries including banking, financial services, insurance, healthcare, technology, retail, communications, education, media, manufacturing and government. Our customers include leading organizations such as Bank of America Merrill Lynch, Berkley Risk Administrators, British Telecommunications plc., Capital One, Cedars-Sinai, CIBC, Cigna Corporation, Citizens Bank, Cleveland Clinic, Deutsche Bank, Franklin Templeton Investments, Fidelity Investments, HCA Healthcare, HSBC, Johnson Controls, Inc., JPMorgan Chase, Lloyds Bank, Metro Bank, Regions Financial Corporation, Santander Bank, Starling Bank, State Farm Insurance, Tesco Stores Ltd., The Hartford, Vodafone and Zurich American Insurance Company.
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
For our healthcare solutions, our primary competitors are Access, FairWarning, FormFast, Iatric Systems, Protenus and Taylor Communications.
Our payment and document automation products compete primarily with companies that provide solutions to create, publish, manage and archive electronic documents and companies that offer payments software and services. We also compete with providers of ERP solutions and providers of traditional payment products.
We believe that we compete favorably in each of the markets in which we participate, however the markets for our products and services are intensely competitive and characterized by rapid technological change and a number of factors could adversely affect our ability to compete in the future, including those discussed in Item 1A. Risk Factors.
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
Similar operating segments have been aggregated into four reportable segments as follows:
Cloud Solutions. Our Cloud Solutions segment provides customers with SaaS technology offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our settlement network solutions (financial messaging and Paymode-X). Our settlement network solutions are highly scalable, secure and cost effective and facilitate cash payment and transaction settlement between businesses, their vendors and banks. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the contract term.
Banking Solutions. Our Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. Our Banking Solutions products are sold predominantly on a hosted basis, with revenue recorded over time. This has the effect of contributing to recurring revenue and the revenue predictability of future periods, but results in revenue recognition over a longer period than a traditional on-premise software license transaction.
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
Other. Our Other segment consists of our healthcare and cyber fraud and risk management solutions. Our cyber fraud and risk management solutions non-invasively monitor, replay and analyze user behavior to flag and even stop suspicious activity in real time. Our healthcare solutions for patient registration, electronic signature, mobile document and payments allow healthcare organizations to improve business efficiencies, reduce costs and improve care quality. Software revenue for perpetual licenses of our cyber fraud and risk management and healthcare products is typically recorded upon delivery of the software and commencement of the license term. Professional services revenue is recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period which is normally twelve months.
Sales and Marketing
As of June 30, 2019, we employed 411 sales and marketing employees worldwide, of whom 240 were focused on North American markets, 143 were focused on the United Kingdom and continental Europe markets and 28 were focused on Asia-Pacific and Middle East markets. We market and sell our products directly through our sales force and indirectly through a variety of channel partners and reseller relationships. We market and sell our products domestically and internationally, with an international focus on the United Kingdom and continental Europe.

Product Development and Engineering
Our product development and engineering organization includes employees as well as strategic development partners who provide a flexible supplement to our internal resources. We have three primary development groups: product design and user experience, software engineering and quality assurance. Our teams work collaboratively, integrating design thinking approaches with development operations and scaled agile practices, to deliver validated solutions to our customers. We expensed $67.4 million, $57.5 million and $53.1 million in product development and engineering costs in fiscal years 2019, 2018 and 2017, respectively. In fiscal year 2020 we expect product development and engineering costs to increase as we continue to enhance our products and develop new, innovative, feature-rich solutions.
Our product design and user experience team is extensively involved in the design of all of our products, driving the user-centered design process to ensure elegant, engaging and intuitive, easy-to-use products. Part of this process is user experience testing that is conducted to provide additional productivity gains for the end user.
Our software engineers have substantial experience in advanced software development techniques as well as extensive knowledge of the complex processes involved in business document workflow, cash management, payment and invoicing applications. They maintain extensive knowledge of software development trends and best practices, including management of iterative development cycles and lean UX approaches to obtain customer feedback as early as possible. Our technologies focus on providing business solutions utilizing industry standards, providing a path for extendibility and scalability of our products. The team focused on applying relevant technologies to uniquely make our customers more successful. Security, control and fraud prevention, as well as performance, data management and resource efficiencies are priorities in the solutions we develop and deploy.
Our quality assurance engineers have extensive knowledge of our products and expertise in software quality assurance techniques. The quality assurance team participates in all phases of our product development processes. Members of the quality assurance group make use of both manual and automated software testing techniques to ensure high-quality software is being delivered to our customers. The quality assurance group members participate in alpha and beta releases, testing of new product releases and performance and security testing for our products. Our process promotes an end-to-end design to delivery pipeline view that connects these critical product development and engineering functions to our product management, delivery, operations and support organizations so that all share a common vision of customer-focused success.
Proprietary Rights
We use a combination of patents, copyrights, trademarks and trade secret laws to help establish and protect our proprietary rights in our technology and products. During fiscal year 2019, we added 3 patents to our portfolio. In total, we currently hold 36 U.S. patents as well as 8 foreign equivalent patents in Europe, Israel and India. We expect to receive other patents and we have 19 applications pending before the U.S. Patent and Trademark Office. The earliest year of expiration of any of our remaining patents is 2019.
We intend to continue to file patent applications as we identify patentable technology. There can be no assurance, however, that our existing patent applications, or others that we may file in the future, will issue or will be of sufficient scope and strength to provide meaningful protection to our technology or any commercial advantage to us, or that the issued patents will not be challenged, invalidated or circumvented. In addition, we rely upon a combination of copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to help protect our proprietary rights. Given the rapidly changing nature of the industry’s technology, the creative abilities of our development, marketing and service personnel may be as or more important to our competitive position as are the legal protections and rights afforded by patents. We enter into agreements with our employees and clients that seek to limit and protect our intellectual property and the distribution of proprietary information. However, there can be no assurance that the steps we have taken to protect our intellectual property will be adequate to deter misappropriation of proprietary information and we may not be able to detect unauthorized use and take appropriate steps to enforce our proprietary rights.
Government Regulation
Our U.S. chartered financial institution customers are federally regulated by either the Federal Reserve (FED), the Federal Deposit Insurance Corporation (FDIC), the Office of the Comptroller of the Currency (OCC), the National Credit Union Association (NCUA) or the Consumer Financial Protection Bureau (CFPB). Our non U.S. based financial institution customers are normally subject to a similar regulatory oversight within their respective country of domicile. We are subject to periodic examination by the Federal Financial Institutions Examination Council (FFIEC) interagency in our capacity as a technical financial service provider, during which our operating practices are risk-assessed and compared against applicable laws and regulations. If as part of such an examination we were to receive a material unfavorable regulatory rating, our customers may be advised by their direct federal regulators to reassess their commercial relationships with us, including the continued use of our products.
Each of our operating segments provides services and/or products that may be subject to various federal, state or foreign laws or regulations, particularly in the area of data security and privacy. These laws and regulations govern the collection, processing, storage, use and disclosure of personal information as well as notification requirements in the event of security breaches. We are subject to periodic General Data Protection Regulation (GDPR) compliance examinations by the Information Commissioner Office (ICO) and the Financial Conduct Authority (FCA) in our capacity as a technical financial service provider processing and/or storing financial data within a European Union (EU) and/or European Economic Area (EEA) country. The legal and regulatory framework in these areas is complex and continually evolving, particularly with respect to data security, payment technology and payment methodologies. We may become subject to new or increased regulation in the future, and the cost of complying with current or future regulatory requirements could be significant. Our products and services must be designed to work effectively within this legal framework and the regulatory framework that our customers operate within.
Employees
As of June 30, 2019, we had approximately 1,900 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that employee relationships are good. Our future success will depend in part on our continued ability to attract, retain and motivate highly-qualified technical and managerial personnel in a very competitive market.
Information about our Executive Officers and Other Key Employees
Our executive officers and other key employees and their respective ages as of August 29, 2019, are as follows:

Name	Age	Positions
Robert A. Eberle	58	President, Chief Executive Officer and Director
Richard D. Booth	50	Chief Financial Officer and Treasurer
Norman J. DeLuca	59	Managing Director, Banking Solutions
Paul J. Fannon	51	Deputy Managing Director, EMEA
John F. Kelly	62	General Manager, Legal Solutions
Stephanie B. Lucey	45	Chief People Officer
John J. Mason	49	Chief Information Officer
Brian S. McLaughlin	55	Chief Experience Officer
Andrew J. Mintzer	57	Executive Vice President, Product Strategy and Customer Delivery
Jessica Pincomb Moran	45	General Manager, Paymode-X Business Solutions
Eric K. Morgan	49	Executive Vice President, Global Controller
Christine M. Nurnberger	40	Chief Marketing Officer
Nigel K. Savory	52	Managing Director, Europe
David G. Sweet	56	Executive Vice President, Strategy and Corporate Development
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
 We compete with a wide range of companies ranging from small start-up enterprises with limited resources, which we compete with principally on the basis of technology features or specific customer relationships, to very large companies which can leverage significantly larger customer bases and greater financial resources. Many of our competitors have longer operating histories, significantly greater financial, technical, and sales and marketing resources, greater brand recognition and a larger customer base than we do. We anticipate that the markets in which we compete will continue to attract new competitors and new technologies and we may not be able to compete successfully with them.
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
Our operating results have consistently been affected by increases in product development expenses as we have continued to make investments in our products and as we have funded new product innovation based on the market opportunities we see. We expect to continue to make investments in product innovation and may at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures.
Investments in existing products and new product offerings can have a negative impact on our operating results and any new product enhancement or offering may not be accepted in the marketplace or generate material revenues for us. Any significant changes in revenue estimates relating to software development costs we have capitalized could also result in the write-off of previously capitalized costs.

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

•
regulatory challenges that may arise prior to or after an acquisition, such as related to governmental review of competition and anti-trust considerations, such as is the case with an acquisition we completed in the UK in March 2019 for which an anti-competition review is ongoing;

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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results
The carrying value of our intangible assets, including goodwill, represents a significant portion of our total assets at June 30, 2019. We periodically review our goodwill and our other intangible assets for impairment and could, in any future period, be subject to impairment charges with respect to these assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.
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
The formal notification by the United Kingdom (UK) of its intention to withdraw from the European Union (EU) (referred to as Brexit), could create disruption and uncertainty to our business, including our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations
In connection with Brexit, the British government is negotiating the future terms of the UK’s relationship with the EU, including the terms of trade between the UK and the EU. The ultimate effects of Brexit will depend on any agreements the UK makes to retain access to EU markets, either during a transitional period or more permanently, and could potentially disrupt the markets we serve and the tax jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Remaining EU member countries may also seek to make it more difficult for us to trade effectively or competitively in those regions.
The UK had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the EU. If no formal withdrawal agreement could be reached between the UK and the EU, then the UK's membership of the EU was to automatically terminate on March 29, 2019. That deadline has been extended to October 31, 2019 to provide additional time for the parties to negotiate a withdrawal agreement. However, based on the limited progress to date in these negotiations, there is a possibility that the UK will leave the EU without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.
The lack of a formalized and orderly process for the UK’s exit from the EU, to the extent occurring, could create uncertainty and challenges (particularly in the near term) with respect to trading relationships between our UK subsidiary and other EU nations. Further, following the UK's exit from the EU, there could be divergent or unreconciled positions in respect of other regulatory areas such as employment law or data privacy, which could create additional uncertainty and challenges for us.
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
Our business and operating results are subject to fluctuations in foreign currency exchange rates
We conduct a substantial portion of our operations outside of the U.S., principally in the UK and in continental Europe and, to a lesser extent, in the Asia-Pacific and Middle East regions. During the twelve months ended June 30, 2019, approximately 38% of our revenues and 42% of our operating expenses were attributable to customers or operations located outside of North America. During the twelve months ended June 30, 2019 as compared to the twelve months ended June 30, 2018, the foreign currency exchange rates of both the Swiss Franc and British Pound Sterling depreciated against the U.S. Dollar. Future appreciation of the U.S. Dollar against the foreign currencies in which our international operations are denominated will have the impact of reducing both our revenues and operating expenses associated with our operations in those regions.
Our future financial results will be affected by our success in continuing to sell our products in a subscription and transaction model, which carries with it certain risks
We offer a growing number of products under a subscription and transaction based revenue model. We believe a subscription based revenue model has certain advantages over a perpetual license model, including better predictability of revenue; however, it also presents a number of risks to us including the following:

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
If our products and services do not comply with laws, regulations and industry standards to which we and our customers are subject, our business could be adversely affected
Our software products and SaaS offerings facilitate the transmission of cash, business documents and confidential information including, in some cases, personally identifiable information related to individuals and corporations. Our software products and certain of our SaaS offerings store and transmit this data electronically, and therefore our products must operate within the laws, regulations and industry standards regarding security, data protection and electronic commerce. There has been an increased global regulatory focus on privacy issues with respect to the handling of personal information, such as the EU's General Data Protection Regulation. While we believe that our products comply with current regulatory requirements, the interpretation and application of these requirements continues to evolve and may evolve in ways that we cannot predict; so there can be no assurance that future legal or regulatory actions will not adversely impact us. To the extent that current or future regulatory or legal developments mandate a change in any of our products or services, require us or our customers to comply with any industry specific licensing or compliance requirements, alter the demand for or the competitive environment of our products and services or require us to make material changes to how we operate our business, including any changes to our internal operating, financial or management information systems, we might not be able to respond to such requirements in a timely or cost effective manner. If this were to occur, our business, operating results and financial condition could be materially adversely affected.
Failure to comply with the regulations provided by the Financial Conduct Authority (FCA) for certain of our UK operations could adversely impact our business
Bottomline Payment Services Limited is subject to the regulatory framework of the FCA. This component of our operations involves holding and disbursing client funds. The FCA has significant enforcement authority which includes, but is not limited to, withdrawing an organization’s authorization, issuing fines and suspending firms from carrying out regulated activities. While we believe we have appropriate controls and procedures around these operations, any failure to comply with FCA requirements may result in disciplinary actions that could have a material adverse effect on our business, operating results and financial condition.

A cyber-attack or security or data breach could have an adverse effect on our business
In the course of providing services to our customers we collect, store, process and transmit highly sensitive and confidential information. We rely on our employees and certain third parties in our current operations who may, as a result of human error or misconduct, expose us to operational risk. Certain of our solutions also facilitate the actual transfer of cash or transmit instructions that initiate cash transfer. Our products and services, particularly our SaaS and Web-based offerings, may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service attacks and other disruptive problems, which could result in the theft, destruction or misappropriation of confidential information. Security risks in recent years have increased significantly given the increased sophistication and activities of hackers, organized crime, including state-sponsored organizations and nation-states, and other external parties. Cyber threats are rapidly evolving, increasing the difficulty of defending against them. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. The techniques used by bad actors change frequently and may not be recognized until well after a breach has occurred. In addition, employees, customers and other counterparties who may access our network increasingly use personal mobile devices or computing devices that are outside of our network and control environments and are subject to their own cyber-security risks. Breaches of our network could disrupt our internal systems and business applications, including services provided to our customers. Additionally, data breaches could compromise technical and proprietary information, harming our competitive position. We spend significant capital and allocate significant resources to ensure effective ongoing protection against the threat of security breaches and these amounts might ultimately prove inadequate. Despite our efforts, a security breach or computer virus could still occur, which could have a significant negative impact on our business, including reputational harm, the loss of customers and material financial liability to us.
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
Catastrophic events may disrupt our business, including our third party data centers
We are a highly-automated business and we rely on our network infrastructure, various software applications and many internal technology systems and data networks for our customer support, development, sales and marketing and accounting and finance functions. Further, our SaaS offerings provide services to our customers from third party data center facilities in different U.S. and international locations over which we have no control. A disruption or failure of these systems or data centers in the event of a natural disaster, telecommunications failure, power outage, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. Such an event could also prevent us from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of our SaaS offerings. While we have developed certain disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of such events, a catastrophic event that resulted in the destruction or disruption of any of our data centers or our critical business or information technology systems would likely severely affect our ability to conduct normal business operations, particularly in the short-term and, as a result, our business, operating results and financial condition could be adversely affected.
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
In fiscal year 2018, we completed the first phase of our implementation of a complex, company-wide, enterprise resource planning (ERP) system. In fiscal year 2019, we largely completed the second phase of this implementation which was designed to modify our existing ERP in conjunction with the adoption of the new revenue recognition standard. If we experience significant operating problems as a result of our implementation, it could adversely affect our business and results of operations
To comply with the accounting standard update which provides for new revenue recognition guidance that began in the first quarter of fiscal year 2019, we significantly modified and enhanced our existing ERP system. ERP implementations are inherently complex and time-consuming projects that involve substantial expenditures on system software, implementation activities and business process reengineering. Any unexpected challenge or performance issue associated with the modification of our existing ERP system could adversely affect our financial reporting systems and processes and our ability to timely and accurately report financial information, including our ability to furnish our quarterly and annual reports with the SEC. Data accuracy problems or other issues may occur which, if not corrected quickly, could impact our business or financial results. In addition, we may experience periodic or prolonged disruption to our financial functions arising from this implementation, including adverse effects on our internal controls over financial reporting. If we encounter unforeseen problems with our financial systems, our business, operations and overall system of internal controls could be adversely affected.

Risks Related to our Indebtedness
We are party to a credit agreement with Bank of America, N.A. and certain other lenders which provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) through July 16, 2023. At June 30, 2019 we owed $110 million under the Credit Facility.
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
The credit agreement contains financial and other covenants, and our failure to comply with any of those covenants could materially adversely impact us or limit or eliminate our ability to access funds under the Credit Facility
The credit agreement requires us to comply with certain financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and while at June 30, 2019 we were in compliance with those covenants, we may fail to maintain compliance in future periods. The credit agreement contains customary representations, warranties and covenants including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. These restrictions could place us at a disadvantage relative to our competitors that are not subject to such limitations. A breach of any of these covenants or restrictions could result in an event of default under the credit agreement. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the Credit Facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could seek recovery against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the Credit Facility were to accelerate the payment of any indebtedness, we cannot assure you that our assets would be sufficient to satisfy our obligations.
Our variable rate could cause our debt service obligations to increase or decrease based on changes in market rates
Borrowings under the Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We have entered into interest rate swap agreements intended to mitigate interest rate volatility arising from the Credit Facility, however, the interest rate swaps and any additional interest rate swap we may enter into in the future might not fully mitigate our variable interest rate risk.
Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial results and operation
In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents the best alternative to LIBOR for derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The market transition away from LIBOR towards SOFR is expected to be complicated. There can be no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. Borrowings under our Credit Facility, as hedged by our interest swaps, are indexed to LIBOR. It is uncertain at this time, what the impact of a possible transition to SOFR may be on our business, financial results and operations.
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
If our revenues or mix of revenues are below anticipated levels or if our operating results are below analyst or investor expectations, the market price of our common stock could be adversely affected
A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels which can be difficult to predict. A decline in revenues without a corresponding and timely slowdown in expense growth could adversely affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.
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

•
for our cloud solutions, the time it takes us to deliver to the customer a fully functional live production environment, since revenue recognition generally does not commence prior to that achievement;

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table sets forth the location, the reportable segment(s) and approximate square footage of each of our material properties used by us during fiscal year 2019.

Location	Reportable Segment(s)	Approximate Square Feet

North America:
Portsmouth, New Hampshire (Corporate Headquarters)	All segments	85,000
Portland, Maine	Cloud Solutions	27,000
Providence, Rhode Island	Banking Solutions	11,000
Wilton, Connecticut	Cloud Solutions	13,000
Europe:
Reading, England (EMEA Headquarters)	All segments	27,000
Geneva, Switzerland	Cloud Solutions	16,000

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
As of August 16, 2019, there were approximately 544 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.
The closing price for our common stock on August 16, 2019 was $42.58. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.
We have never paid dividends on our common stock. We do not anticipate paying any cash dividends on our common stock for the forseeable future.
On July 8, 2018, the repurchase program of up to $60 million of our common stock that was authorized by our board of directors on August 5, 2016 expired. No shares were repurchased under this program during fiscal 2019.
On August 5, 2019, we announced that our board of directors had authorized a repurchase program of up to $50 million of our common stock, including a commitment to repurchase at least $10 million of our common stock by September 30, 2019. This program is expected to expire on August 5, 2021.
Recent Sales of Unregistered Securities
On June 3, 2019, we issued 40,000 shares of our common stock, all of which were subject to future vesting conditions tied to continued employment, to a certain former stockholder of BankSight Software Systems, Inc. (BankSight) in connection with our purchase of all of the outstanding equity of BankSight. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act. No underwriters were involved in any such issuances.

Stock Performance Graph
The stock performance graph below compares the percentage change in cumulative stockholder return on our common stock for the period from June 30, 2014 through June 30, 2019, with the cumulative total return on The Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index.
This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on June 28, 2014), the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index on June 28, 2014, and assumes dividends, if any, are reinvested.
The stock price performance shown on the following graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bottomline Technologies (de), Inc., the Nasdaq Composite Index
and the Nasdaq Computer & Data Processing Index

——————

*	$100 invested on 6/28/14 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

	6/14	6/15	6/16	6/17	6/18	6/19
Bottomline Technologies (de), Inc.	$100.00	$92.95	$71.96	$85.86	$166.54	$147.86
Nasdaq Composite	100.00	114.44	112.51	144.35	178.42	192.30
Nasdaq Computer & Data Processing	100.00	108.37	126.57	166.63	221.04	243.84
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

SELECTED CONSOLIDATED FINANCIAL DATA
	Fiscal Year Ended June 30,
	2019	2018	2017	2016	2015
	(in thousands, expect per share data)
Revenues:
Subscriptions and transactions	$295,633	$262,363	$222,997	$195,187	$171,361
Software licenses	16,389	10,277	11,685	20,826	21,907
Service and maintenance	105,895	114,926	109,633	120,292	130,183
Other	4,045	6,530	5,097	6,969	7,438
Total revenues	421,962	394,096	349,412	343,274	330,889
Cost of revenues:
Subscriptions and transactions	127,467	117,076	103,789	87,792	79,421
Software licenses	923	815	818	1,030	1,583
Service and maintenance	51,168	52,519	53,570	53,361	53,238
Other	3,161	3,032	3,737	5,059	5,367
Total cost of revenues	182,719	173,442	161,914	147,242	139,609
Gross profit	239,243	220,654	187,498	196,032	191,280
Operating expenses:
Sales and marketing	95,265	86,095	77,523	84,161	80,137
Product development and engineering	67,364	57,500	53,055	47,447	47,306
General and administrative	52,199	49,869	46,535	39,339	34,512
Amortization of acquisition-related intangible assets	21,336	22,076	24,246	28,978	30,383
Goodwill impairment charge	—	—	7,529	—	—
Total operating expenses	236,164	215,540	208,888	199,925	192,338
Income (loss) from operations	3,079	5,114	(21,390)	(3,893)	(1,058)
Other income (expense), net	3,815	(3,989)	(16,884)	(14,970)	(15,258)
Income (loss) before income taxes	6,894	1,125	(38,274)	(18,863)	(16,316)
Income tax benefit (provision)	2,538	8,203	5,137	(785)	(18,364)
Net income (loss)	$9,432	$9,328	$(33,137)	$(19,648)	$(34,680)
Basic and diluted net income (loss) per share	$0.23	$0.24	$(0.88)	$(0.52)	$(0.92)
Shares used in computing net income (loss) per share:
Basic	40,612	38,227	37,842	37,957	37,806
Diluted	41,691	39,326	37,842	37,957	37,806
On July 1, 2018 we adopted an accounting standard update that changed the classification of certain pension related items. This accounting standard was adopted retrospectively. Accordingly, pension related benefits were reclassified from cost of sales and operating expenses to other income (expense), net for each of the years ended June 30, 2018, 2017, 2016 and 2015.

	At June 30,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$92,164	$121,860	$124,569	$97,174	$121,163
Marketable securities	7,541	10,012	1,973	35,209	23,225
Working capital (1)	87,435	105,357	(88,394)	104,479	122,799
Total assets	669,229	635,968	617,439	651,210	685,623
Long-term debt (2)	110,000	150,000	—	169,857	156,899
Total stockholders’ equity	379,377	310,932	261,956	294,787	348,538
——————

(1)
At June 30, 2017, the negative working capital position arose due to the inclusion of our convertible senior notes, which matured in December 2017, as a current rather than long-term liability. We financed the repayment of the principal balance of our convertible senior notes through a combination of cash on hand and with borrowings under our revolving credit facility.

(2)
Our long-term debt as of June 30, 2016 and 2015 consisted of our convertible senior notes. The convertible senior notes are shown at their carrying value which represents the principal balance of $189.8 million less any unamortized discount and debt issuance costs. Our long-term debt as of June 30, 2019 and 2018 consisted of our borrowings under our credit facility.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Without limiting the foregoing, the words may, will, should, could, expects, plans, intends, anticipates, believes, estimates, predicts, potential and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us up to and including the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and elsewhere in this Annual Report on Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission (SEC).
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
We operate settlement networks that facilitate electronic payments and transaction settlement between businesses, their vendors and banks. We offer solutions that banks use to provide payment, cash management and treasury capabilities to their business customers, as well as solutions that financial institutions use to facilitate customer acquisition and to grow profitable customer relationships through intelligent engagement. Our legal spend management solutions help manage and determine the right amount to pay for legal services and claims vendor expenditures for insurance companies and other large consumers of outside legal services as well as related tools and analytics for the law firms themselves. Corporate customers rely on our solutions to automate payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. We also offer cyber fraud and risk management solutions that are designed to non-invasively monitor and analyze user behavior and payment transactions to flag behavioral and data anomalies and other suspicious activity.
Our solutions are designed to complement, leverage and extend our customers’ existing information systems, accounting applications and banking relationships so that they can be deployed quickly and efficiently. To help our customers realize the maximum value from our products and meet their specific business requirements, we also provide professional services for training, consulting and product enhancement.
Financial Highlights
The discussion that follows compares our operating results for the fiscal year ended June 30, 2019 to the fiscal year ended June 30, 2018. We adopted a new revenue recognition standard on July 1, 2018 and, in accordance with the method of adoption, did not recast prior period information. The new revenue standard has generally resulted in a modest reduction in our service and maintenance revenue, while increasing software license and, to a lesser extent, subscriptions and transactions revenue from our banking solutions, for the fiscal year ended June 30, 2019 as compared to the respective prior period. The new revenue standard requires the capitalization of certain costs incurred to fulfill or obtain contracts, which prior to adoption were expensed as incurred. Accordingly, this has resulted in a modest reduction to cost of revenues and operating expenses for the fiscal year ended June 30, 2019 as compared to the respective prior periods. Please refer to Note 4 Revenue Recognition to our consolidated financial statements included in this Annual Report on Form 10-K for a detailed reconciliation of the impact of the adoption of this standard on our operating results.
For the fiscal year ended June 30, 2019, our revenue increased to $422.0 million from $394.1 million in the prior fiscal year. Our revenue for the fiscal year ended June 30, 2019 was unfavorably impacted by $5.3 million due to the impact of foreign currency exchange rates primarily related to the Swiss Franc and British Pound Sterling, both of which depreciated against the U.S. Dollar as compared to the prior fiscal year. The fiscal 2019 revenue increase was attributable to revenue increases in our Cloud Solutions segment of $20.3 million, our Payments and Transactional Documents segment of $5.5 million and our Banking Solutions segment of $2.1 million. Increased revenue from our legal spend management and Paymode-X settlement network solution accounted for the revenue increase in our Cloud Solutions segment. The revenue increase in our Payments and Transactional Documents segment was related to higher European subscriptions and transactions revenue in our payment products.

The Banking Solutions segment’s revenue increase was primarily due to new customer engagements and platform go-lives, as customers continued to deploy our solutions.
Net income was $9.4 million in the fiscal year ended June 30, 2019 compared to net income of $9.3 million in the prior fiscal year. Our net income for the fiscal year ended June 30, 2019 was favorably impacted by gross profit expansion of $18.6 million and a reduction in other expense, net of $7.8 million, primarily due to a decrease in the amortization of debt discount costs. In addition, in fiscal 2019 we recorded as a component of other income, a non-recurring gain of $7.3 million upon the liquidation of an investment we held. In fiscal 2018, we recorded non-recurring other income of $6.1 million attributable to the sale of a cost-method investment. These improvements were partially offset by an increase in operating expenses of $20.6 million as we continued to invest in development and sales and marketing and a decrease in our income tax benefit of $5.7 million. The increase in gross margins was driven by increases in revenue in our Cloud Solutions, Payments and Transactional Documents and Banking Solutions segments. The increase in operating expenses was driven by increased product development and engineering costs of $9.9 million as we continued to invest in new product innovation, increased sales and marketing costs of $9.2 million and increased general and administrative costs of $2.3 million.
In the fiscal year ended June 30, 2019, we derived approximately 38% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.
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
For certain of our hosted or SaaS solutions, customers are charged a fee for implementation services. In determining whether the implementation services are distinct from the hosting services we consider various factors, including the level of customization, complexity of the integration, the interdependency and interrelationship between the implementation services and the hosting services and the ability (or inability) of the customer's personnel or other service providers to perform the services. We have concluded that the implementation services in our hosting arrangements with multiple performance obligations are not distinct and therefore we recognize fees for implementation services ratably over the non-cancelable term of the hosting contract.
We license certain software on a subscription basis under contractual arrangements where customers pay a specified fee, inclusive of support and maintenance, for a time-based license right to use our software. These fees recur periodically unless the customer opts to cancel their subscription arrangement with us. These contracts typically contain two distinct performance obligations: the software license and support and maintenance. The portion of the transaction price allocated to the license right is recognized at the point in time in which we have provided the customer access to the intellectual property and the license term has commenced. The portion of the transaction price allocated to support and maintenance is recognized ratably over the non-cancelable contract term.
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
Other: Other revenue which remains a minor component of total revenue is derived from the sale of equipment and supplies and is recognized at the point in time control transfers to the customer.
Critical Accounting Policies and Significant Judgments and Estimates
We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates - which also would have been reasonable - could have been used. These critical accounting policies and estimates relate to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired performance obligations, income taxes and capitalized software costs. These critical policies and our procedures related to these policies are discussed below. In addition, refer to Note 2 Significant Accounting Policies to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding this matter.
Revenue Recognition
Effective July 1, 2018 we adopted a new accounting standard related to revenue recognition. The new revenue standard applies to all customer contracts and requires that revenue be recognized upon the transfer of control of the product or service to the customer at an amount we expect to be entitled to in exchange for those products and services. We recognize revenue according to the following five step model:

•	Identifying the contract (or contracts) with a customer;

•	Identifying the performance obligations in the contract;

•	Determining the transaction price;

•	Allocating the transaction price to the contractual performance obligations; and

•	Recognizing revenue as performance obligations are satisfied.
Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We account for a good or service as a distinct performance obligation when it is separately identifiable from other items in the contract and a customer can benefit from the good or service on its own. In determining whether a customer can benefit from a good or service on its own, we consider the complexity of any required integration or customization, the interdependency and interrelationship of the particular good or service to other items in the contract and the ability (or inability) of the customer's personnel or other third party providers to successfully fulfill like goods or services. If a promised good or service does not meet the criteria to be accounted for as a separate performance obligation, it is combined with other items in the contract and treated as a combined performance obligation. Revenue is then recognized in the amount of the transaction price allocated to the combined performance obligation as the combined performance obligation is transferred to the customer.
The transaction price represents the amount of consideration that we expect to be entitled to receive under the contract and may involve significant judgment and estimation regarding the determination of variable consideration such as refunds, penalties, usage-based fees or similar items. Unless we meet certain exceptions, we are required to estimate the amount of variable consideration we expect to receive under the contract. In formulating this estimate, we consider the specific customer's operating history with us, current usage data and the length of time over which the fees are expected to be incurred. We include estimated variable consideration in the transaction price if we conclude that a significant future reversal of revenue under the contract will not occur.
The transaction price is allocated to the individual performance obligations in a contract. If a contract only has one performance obligation (for example, a professional services only engagement) the entire transaction price is allocated to that performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on the proportionate relationship of that performance obligation’s standalone selling price to the total transaction price. Determining the standalone selling price (SSP) involves significant judgment and estimation. We determine SSP by considering our overall pricing objectives and market conditions and we typically define SSP as an overall pricing range for individual products and services due to the stratification of those products and services by customer size and geography. In most cases we use an adjusted market assessment approach to estimate SSP and consider the following:

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
Deferred Costs
Under the revenue standard, certain costs that we historically expensed as incurred are now required to be capitalized. Costs capitalized can relate to either costs to fulfill a contract or costs to obtain a contract.
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
Any costs that we capitalize are amortized to expense over the period in which we expect to transfer the specific goods or services to the customer. Estimating the expected period of benefit involves judgment. We estimate the future period of benefit after considering a number of factors, including the current contract term, estimated customer renewal terms and the estimated life of the technology solution underlying the contract.
Goodwill and Acquired Intangible Assets
Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. We performed our annual impairment test of the carrying value of our goodwill for fiscal year 2019 during our fourth quarter, which is consistent with the historic timing of our annual goodwill impairment review. Our analysis of goodwill impairment was performed at the reporting unit level, which requires an estimate of the fair value of each reporting unit.
Based on the results of our annual impairment review during the fourth quarter of fiscal year 2019, we concluded there was no goodwill impairment in any of our reporting units. However, there can be no assurance that there will not be impairment charges in subsequent periods as a result of our future impairment reviews. To the extent that future impairment charges occur, it would have a material impact on our financial results. At June 30, 2019, the carrying value of goodwill for all of our reporting units was $206.1 million.
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
If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. At June 30, 2019, the carrying value of our acquired intangible assets, excluding goodwill, capitalized software and purchased software, was $121.6 million. As a result of our fiscal year 2019 impairment review, we concluded that none of these assets were impaired.
Valuation of Acquired Intangible Assets and Acquired Performance Obligations
In connection with our acquisitions, we have recorded acquired intangible assets relating principally to customer related assets, acquired technology and acquired contractual rights that include favorable economic terms as compared to overall market rates at the date of acquisition. The valuation process used to calculate the values assigned to these acquired intangible assets is complex and involves significant estimation relative to our financial projections. One of the principal components of the valuation process is the determination of discounted future cash flows, and there are a number of variables that we consider for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process generally utilize at least a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:

•	the selection of an appropriate discount rate;

•	our projected overall revenue growth and mix of revenue;

•	our gross margin estimates (which are highly dependent on our mix of revenue);

•	our technology and product life cycles;

•	the attrition rate of our customers, particularly those who contribute to our recurring revenue streams, such as software maintenance and our cloud solutions;

•	the determination of third party market rates for leases or other contractual rights we acquire, for purposes of assessing whether we have acquired a favorable, unfavorable or at-market contract;

•	our planned level of operating expenses; and

•	our effective tax rate by operating geography.
Additionally, we are required to estimate the acquisition date fair value of acquired performance obligations that we assume as part of any acquisition. The acquisition date fair value of performance obligations we assume is typically estimated based on the costs we expect to incur in fulfilling the acquired obligations, plus a normal profit margin. Cost estimates exclude amounts relating to any selling effort, since those costs would have been incurred by the predecessor company. In the case of acquired software maintenance contracts, cost estimates also exclude any ongoing research and development expenses associated with product upgrades since these amounts typically do not represent a performance obligation that we assume at the time of acquisition.
Income Taxes
We are subject to the income tax laws of the United States (including its states and municipalities) as well as the tax laws of the foreign jurisdictions in which we operate. Our annual tax rate is determined based on our income, statutory tax rates and the tax impact of items treated differently for tax purposes than for financial statement purposes. The income tax expense we record in any interim period is based on our estimated tax rate for the full fiscal year for those tax jurisdictions in which we can reliably estimate that rate. The calculation of our estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction as well as total tax expense for the fiscal year. Accordingly, our annual estimated effective tax rate is subject to adjustment if there are changes to our initial estimate of total tax expense or pretax income, including the mix of income by jurisdiction. We update these estimates on a quarterly basis, so that our interim financial statements reflect our most current projections for the full fiscal year.
Our income tax expense consists of two components: current and deferred. Current tax expense represents our estimate of taxes to be paid for the current period, including income tax expense arising from uncertain tax positions. Deferred tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets and liabilities arise due to differences between when certain transactions are reflected in our financial statements and when those same items are included in a tax return. Deferred tax assets generally reflect the impact of a tax deduction, tax credit or operating loss carryforward that we have available for use in future year tax returns. Deferred tax liabilities generally reflect the impact of a deduction or expenditure that we have already taken in a tax return but have not yet reflected in our financial statements.
We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers many different factors including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. We record a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. This is inherently judgmental, since we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. The particularly sensitive component of our evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction.
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
Capitalized Software Costs
We capitalize certain software development costs under accounting frameworks that differ based on the nature of the software.

Capitalization of software development costs for software that is to be sold, leased or otherwise marketed begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by us with respect to certain factors, including, but not limited to, determining which projects and development activities within those projects qualify for capitalization, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Amortization of capitalized costs commence on the date of general release of the software using the greater of the straight-line method over the estimated useful life, or the ratio of revenue in the period to total expected revenues over the product’s expected useful life. For the fiscal years ended June 30, 2019, 2018 and 2017, we capitalized $3.7 million, $3.2 million and $3.4 million, respectively, and recorded amortization expense of $3.8 million, $2.8 million and $2.2 million, respectively, of software development costs, excluding software developed for internal use. At June 30, 2019 and 2018, the net carrying value of capitalized software costs, excluding software developed for internal use, was $13.2 million and $13.3 million, respectively.
We capitalize certain development costs associated with internal use software incurred during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. For the fiscal years ended June 30, 2019, 2018 and 2017, we capitalized $10.4 million, $6.3 million and $6.6 million, respectively, of internal use software development costs associated with our SaaS-based technology platforms. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 2 to 7 years once the related project has been completed and deployed for use. For the fiscal years ended June 30, 2019, 2018 and 2017, we recorded amortization expense of $6.1 million, $5.2 million and $3.8 million, respectively, of capitalized internal use software costs associated with our SaaS-based technology platforms. At June 30, 2019 and 2018, the net carrying value of capitalized internal use software associated with our SaaS-based technology platforms was $21.1 million and $16.8 million, respectively.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 Recent Accounting Pronouncements to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Results of Operations
Fiscal Year Ended June 30, 2019 Compared to Fiscal Year Ended June 30, 2018
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
The following tables represent our segment revenues and our segment measure of profit (loss):

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$202,574	$182,290	$20,284	11.1%
Banking Solutions	93,956	91,851	2,105	2.3%
Payments and Transactional Documents	106,854	101,372	5,482	5.4%
Other	18,578	18,583	(5)	—%
Total segment revenue	$421,962	$394,096	$27,866	7.1%
Segment measure of profit (loss):
Cloud Solutions	$42,927	$37,862	$5,065	13.4%
Banking Solutions	8,227	9,703	(1,476)	(15.2)%
Payments and Transactional Documents	31,393	28,373	3,020	10.6%
Other	(5,301)	(2,199)	(3,102)	(141.1)%
Total measure of segment profit	$77,246	$73,739	$3,507	4.8%

A reconciliation of the measure of total segment profit to our GAAP income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2019	2018
	(in thousands)
Total measure of segment profit	$77,246	$73,739
Less:
Amortization of acquisition-related intangible assets	(21,336)	(22,076)
Stock-based compensation plan expense	(41,695)	(34,200)
Acquisition and integration-related expenses	(4,648)	(2,564)
Restructuring expenses	(1,881)	(1,495)
Legal settlement	—	(1,269)
Minimum pension liability adjustments	(264)	(24)
Other non-core (expense) income	(550)	150
Global ERP system implementation and other costs	(3,395)	(6,430)
Other expense, net (1)	3,417	(4,706)
Income before income taxes	$6,894	$1,125
——————

(1)
On July 1, 2018, we adopted an accounting standard update that changes the classification of certain pension related items. For purposes of this reconciliation of segment profit, we have presented pension related adjustments discretely, not as a component of other expense, net.

Cloud Solutions
Revenues from our Cloud Solutions segment increased $20.3 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, due to increased revenue of $11.3 million from our legal spend management solutions and $8.9 million from our settlement network solutions. Segment profit increased $5.1 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $6.8 million and increased operating expenses of $8.4 million primarily related to increased sales and marketing and product development and engineering costs. We expect revenue and profit for the Cloud Solutions segment to increase in fiscal year 2020 as a result of increased revenue from our legal spend management and our Paymode-X and financial messaging settlement network solutions.
Banking Solutions
Revenues from our Banking Solutions segment increased $2.1 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, due to increased subscriptions and transactions revenue of $4.5 million and increased software license revenue of $4.3 million as we continued to expand the base of customers on our SaaS platforms and as a result of our continued deployment of our newer banking solutions, partially offset by decreased professional services revenue of $5.0 million. Our Banking Solutions segment revenue for the fiscal year ended June 30, 2018 included other revenues of $2.6 million, which represented a one-time buyout of a revenue share arrangement, impacting the year over year growth rate in the fiscal year ended June 30, 2019. Segment profit decreased $1.5 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year due primarily to increased product development and engineering costs. We expect revenue to continue to increase and profit to remain consistent for the Banking Solutions segment in fiscal year 2020 as compared to fiscal year ended 2019.
Payments and Transactional Documents
Revenues from our Payments and Transactional Documents segment increased $5.5 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, due primarily to increased subscriptions and transactions revenue of $11.5 million from our European payments and transactional documents solutions, due in part to the impact of recent acquisitions, partially offset by decreased service and maintenance revenue of $5.1 million and decreased software license revenue of $0.8 million. The decrease in service and maintenance revenue was driven by the continued migration of customers to our hosted payment products rather than deployed, on-premise solutions. Segment profit increased $3.0 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased operating expenses of $2.2 million primarily related to increased product development and engineering costs. We expect revenue to increase and profit to remain consistent for the Payments and Transactional Documents segment in fiscal year 2020.
Other

Revenues from our Other segment remained consistent for the fiscal year ended June 30, 2019 as compared to the prior fiscal year. Segment profit decreased $3.1 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, due primarily to increased service and maintenance cost of revenue and increased sales and marketing and product development costs. We expect Other segment revenue and profit to remain consistent in fiscal year 2020.
Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions and transactions	$295,633	$262,363	$33,270	12.7%
Software licenses	16,389	10,277	6,112	59.5%
Service and maintenance	105,895	114,926	(9,031)	(7.9)%
Other	4,045	6,530	(2,485)	(38.1)%
Total revenues	$421,962	$394,096	$27,866	7.1%
Subscriptions and Transactions
Revenues from subscriptions and transactions increased $33.3 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year. The overall revenue increase was due to revenue increases from our Cloud Solutions segment and Payments and Transactional Documents segment of $18.7 million and $11.7 million, respectively, due to the impact of customers going live on our hosted platforms, the continued migration of customers to subscriptions and transactions based arrangements and, to a lesser degree, the impact of recent acquisitions. We expect subscriptions and transactions revenues to increase in fiscal year 2020 as compared to the prior fiscal year due to revenue increases in our legal spend management solutions, our Paymode-X and financial messaging settlement network solutions and from our banking solutions platforms.
Software Licenses
Revenues from software licenses increased $6.1 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, primarily as a result of increased revenue from our Banking Solutions segment and Other segment of $4.3 million and $1.4 million, respectively. The increase in revenue is due in part from our adoption of the new revenue standard on July 1, 2018 which resulted in revenue recognition sooner for certain arrangements for which revenue recognition was delayed under legacy GAAP, such as when vendor specific objective evidence of fair value could not be established. In addition, the change in methodology for allocation of the transaction price between performance obligations had the impact of increasing software revenue under the new standard. We expect software license revenues to decrease in fiscal year 2020, as we continue to emphasize our cloud based solutions rather than on-premise software deployments.
Service and Maintenance
Revenues from service and maintenance decreased $9.0 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year. The overall revenue decrease was due to decreases in revenue from our Payments and Transactional Documents segment of $5.1 million and Banking Solutions segment of $4.1 million, in each case reflecting the continued migration of customers to our subscription-based solutions. These decreases were partially offset by increased revenue from our Cloud Solutions segment of $0.4 million. We expect service and maintenance revenues will decrease in fiscal year 2020 as a result of decreased services revenue from our Payments and Transactional Documents and Banking Solutions segments and financial messaging solutions, primarily due to our continued emphasis on subscription and cloud based solutions.
Other
Our other revenues consist principally of equipment and supplies sales, which remained minor components of our overall revenue. We expect that other revenues will remain relatively consistent in fiscal year 2020.

Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions and transactions	$127,467	$117,076	$10,391	8.9%
Software licenses	923	815	108	13.3%
Service and maintenance	51,168	52,519	(1,351)	(2.6)%
Other	3,161	3,032	129	4.3%
Total cost of revenues	$182,719	$173,442	$9,277	5.3%
Gross profit	$239,243	$220,654	$18,589	8.4%
Subscriptions and Transactions
Subscriptions and transactions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions and transactions costs as a percentage of subscriptions and transactions revenues decreased slightly to 43% for the fiscal year ended June 30, 2019 as compared to 45% for the prior fiscal year, due primarily to the revenue increases in our legal spend management and settlement network solutions. We expect subscriptions and transactions costs as a percentage of subscriptions and transactions revenues will continue to decrease in fiscal year 2020 as a result of increased revenue contribution from our cloud-based banking, legal spend management and Paymode-X solutions and payments and transactional document solutions.
Software Licenses
Software license costs consist of expenses incurred by us to distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs decreased slightly to 6% of software license revenues for the fiscal year ended June 30, 2019 as compared to 8% for the prior fiscal year. We expect software license costs as a percentage of software license revenues will remain relatively consistent in fiscal year 2020.
Service and Maintenance
Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased slightly to 48% of service and maintenance revenues for the fiscal year ended June 30, 2019 as compared to 46% of service and maintenance revenues for the prior fiscal year, due primarily to increased service and maintenance costs as a percentage of service and maintenance revenue from our European payments and transactional documents solutions. We expect that service and maintenance costs as a percentage of service and maintenance revenues will remain relatively consistent in fiscal year 2020.
Other
Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. These remain minor components of our business. We expect other costs as a percentage of other revenues will remain relatively consistent in fiscal year 2020.
Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$95,265	$86,095	$9,170	10.7%
Product development and engineering	67,364	57,500	9,864	17.2%
General and administrative	52,199	49,869	2,330	4.7%
Amortization of acquisition-related intangible assets	21,336	22,076	(740)	(3.4)%
Total operating expenses	$236,164	$215,540	$20,624	9.6%

Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased by $9.2 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, due primarily to an increase in employee related costs of $6.5 million incurred to support our continued revenue growth. We expect sales and marketing expenses as a percentage of total revenue will increase in fiscal year 2020.
Product Development and Engineering
Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products. Product development and engineering expenses increased by $9.9 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, principally as a result of an increase in headcount related costs as we continued to invest in the deployment of innovative, feature-rich products. We expect product development and engineering expenses as a percentage of total revenues will increase in fiscal year 2020.
General and Administrative
General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by $2.3 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, due primarily to increased employee related costs of $3.7 million partially offset by decreased global enterprise resource planning (ERP) implementation and other costs of $3.0 million. We expect general and administrative expenses as a percentage of total revenues will decrease slightly in fiscal year 2020.
Amortization of Acquisition-related Intangible Assets
We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense for the fiscal year ended June 30, 2019 as compared to the prior fiscal year occurred as a result of amortization rates decreasing over the underlying asset lives. We expect that total amortization expense for acquired intangible assets for fiscal year 2020 will be approximately $20.5 million.
Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$670	$273	$397	145.4%
Interest expense	(3,783)	(11,170)	7,387	66.1%
Other income, net	6,928	6,908	20	(0.3)%
Other income (expense), net	$3,815	$(3,989)	$7,804	195.6%
Other Income (Expense), Net
Other income, net increased $7.8 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, primarily due to decreases in the amortization of debt discount costs upon the maturity of our convertible senior notes in December 2017. In fiscal 2019 we recorded as a component of other income, a non-recurring gain of $7.3 million upon the liquidation of an investment we held. In fiscal 2018, we recorded non-recurring other income of $6.1 million attributable to the sale of a cost method investment.
Provision for Income Taxes
We recorded an income tax benefit of $2.5 million and $8.2 million for the fiscal years ended June 30, 2019 and 2018, respectively. The income tax benefit for the fiscal year ended June 30, 2019 was due to income tax benefits relating to our U.S. and Israeli operations, offset in part by income tax expense in our UK and Swiss operations. The income tax benefit in the U.S. was related to a reduction in our net deferred tax liabilities and a reduction to our valuation allowance arising from our acquisition of BankSight Software Systems, Inc. where certain deferred tax liabilities provide a source of future taxable income. We also recorded a discrete tax benefit of $0.8 million from the enactment of legislation that decreased tax rates in Switzerland. The income tax benefit for the fiscal year ended June 30, 2018 was primarily due to a discrete tax benefit of $8.0 million arising from the impact of the U.S. Tax Cuts and Jobs Act in the United States.

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
Payments and Transactional Documents
Revenues from our Payments and Transactional Documents segment increased $3.2 million for the fiscal year ended June 30, 2018 as compared to the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $4.0 million, due primarily to increased subscriptions and transactions revenue of $9.3 million from our European payments and transactional documents solutions, partially offset by decreased software license revenue of $3.3 million and decreased service and maintenance revenue of $1.7 million. The segment profit decrease of $1.5 million for the fiscal year ended June 30, 2018 as compared to the prior fiscal year, inclusive of a favorable impact of foreign currency exchange rates of $1.4 million, was primarily attributable to increased sales and marketing expenses of $3.2 million and increased product development and engineering expenses of $1.3 million, partially offset by the revenue increase described above.
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
Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions and transactions	$117,076	$103,789	$13,287	12.8%
Software licenses	815	818	(3)	(0.4)%
Service and maintenance	52,519	53,570	(1,051)	(2.0)%
Other	3,032	3,737	(705)	(18.9)%
Total cost of revenues	$173,442	$161,914	$11,528	7.1%
Gross profit	$220,654	$187,498	$33,156	17.7%
Subscriptions and Transactions
Subscriptions and transactions costs as a percentage of subscriptions and transactions revenues decreased slightly to 45% for the fiscal year ended June 30, 2018 as compared to 47% for the prior fiscal year, due primarily to the revenue increases in our legal spend management and settlement network solutions.
Software Licenses
Software license costs as a percentage of software license revenues remained consistent at 8% for the fiscal year ended June 30, 2018 as compared to 7% for the prior fiscal year.
Service and Maintenance
Service and maintenance costs as a percentage of service and maintenance revenues decreased to 46% for the fiscal year ended June 30, 2018 as compared to 49% for the prior fiscal year, due primarily to gross margin improvement in our Banking Solutions segment, as new customers continued to deploy our solutions.
Other
Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products and remain minor components of our business.
Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$86,095	$77,523	$8,572	11.1%
Product development and engineering	57,500	53,055	4,445	8.4%
General and administrative	49,869	46,535	3,334	7.2%
Amortization of acquisition-related intangible assets	22,076	24,246	(2,170)	(8.9)%
Goodwill impairment charge	—	7,529	(7,529)	(100.0)%
Total operating expenses	$215,540	$208,888	$6,652	3.2%
Sales and Marketing
Sales and marketing expenses increased by $8.6 million for the fiscal year ended June 30, 2018 as compared to the prior fiscal year, due primarily to an increase in employee related costs of $7.3 million due in part to the impact of our recent acquisitions and the overall growth of our business.
Product Development and Engineering

Product development and engineering expenses increased by $4.4 million for the fiscal year ended June 30, 2018 as compared to the prior fiscal year, principally as a result of an increase in headcount related costs as we continued to invest in the development of innovative, feature-rich products.
General and Administrative
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
Amortization of Acquisition-related Intangible Assets
The decrease in amortization expense of $2.2 million for the fiscal year ended June 30, 2018 as compared to the prior fiscal year occurred as a result of amortization rates decreasing over the underlying asset lives.
Goodwill Impairment Charge
For the fiscal year ended June 30, 2017, we recorded a $7.5 million goodwill impairment charge as a result of an impairment test conducted for our Intellinx reporting unit. There were no similar charges in fiscal 2018.
Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2018	2017	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$273	$451	$(178)	(39.5)%
Interest expense	(11,170)	(17,059)	5,889	34.5%
Other income (expense), net	6,908	(276)	7,184	2,602.9%
Other expense, net	$(3,989)	$(16,884)	$12,895	76.4%
Other Income (Expense), Net
Other expense, net decreased $12.9 million for the fiscal year ended June 30, 2018 as compared to the prior fiscal year, primarily due to decreases in the amortization of debt discount costs upon the maturity of our Notes on December 1, 2017 as well as non-recurring other income of $6.1 million attributable to the sale of a cost method investment.
Provision for Income Taxes
We recorded an income tax benefit of $8.2 million and $5.1 million for the fiscal years ended June 30, 2018 and 2017, respectively. The income tax benefit for the fiscal year ended June 30, 2018 was primarily due to a discrete tax benefit of $8.0 million arising from the impact of the U.S. Tax Cuts and Jobs Act in the United States. The income tax benefit for the fiscal year ended June 30, 2017 includes a discrete tax benefit in Switzerland of $4.5 million related to the impairment of its investment in Intellinx Ltd. (a wholly owned subsidiary). Please refer to Note 17 Income Taxes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding this matter.
Liquidity and Capital Resources
We are party to a credit agreement with Bank of America, N.A. and certain other lenders that provides for a credit facility in the amount of up to $300 million (the Credit Facility). We also have the right to request an increase to the aggregate commitments to the Credit Facility of up to $150 million, subject to specified conditions. The Credit Facility expires in July 2023. During the fiscal year ended June 30, 2019, we used $40.0 million of cash on hand to pay down a portion of the borrowings under our Credit Facility. At June 30, 2019, borrowings were $110 million and we were in compliance with all covenants associated with the Credit Facility.
During the fiscal year ended June 30, 2019, warrant holders net exercised warrants for approximately 932 thousand shares of our common stock and we issued shares of common stock in the same amount. All of the warrant exercises were net settled and there were no warrants outstanding as of June 30, 2019.
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

One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the fiscal years ended June 30, 2019 and 2018 are summarized in the tables below:

	June 30,	June 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$92,164	$121,860
Marketable securities	7,541	10,012
Borrowings under credit facility	110,000	150,000

	Fiscal Year Ended June 30,
	2019	2018
	(in thousands)
Cash provided by operating activities	78,277	70,750
Cash used in investing activities	(66,218)	(30,677)
Cash used in financing activities	(37,413)	(38,824)
Effect of exchange rates on cash	(1,458)	(1,205)
Cash, cash equivalents and marketable securities. At June 30, 2019, our cash and cash equivalents of $92.2 million consisted primarily of cash deposits held at major banks and money market funds. The $29.7 million decrease in cash and cash equivalents from June 30, 2018 was primarily due to the repayment of amounts borrowed under the Credit Facility of $40.0 million, cash used to fund business acquisitions, net of cash acquired, of $24.0 million, the acquisition of a building in the UK of $20.7 million and capital expenditures, including capitalization of software costs, of $33.1 million, partially offset by proceeds from sales of available for sale securities of $11.0 million and cash generated from operations of $78.3 million.
At June 30, 2019, our marketable securities of $7.5 million consisted of U.S. government debt securities.
Cash, cash equivalents and marketable securities included approximately $63.0 million held by our foreign subsidiaries as of June 30, 2019. During the three months ended September 30, 2018, we repatriated $20.8 million from our UK subsidiary. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK and Switzerland and therefore we do not provide for U.S. income taxes that could result from the distribution of foreign earnings from our international subsidiaries other than the UK and Switzerland. If our reinvestment plans change based on future events and we decide to repatriate amounts from our international subsidiaries other than the UK and Switzerland to fund our domestic operations, those amounts would generally become subject to state tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made.
Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Decreases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar decreased our overall cash balances by approximately $1.5 million for the fiscal year ended June 30, 2019. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances, however, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.
Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses, and impairment charges and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations increased by $7.5 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year. The increase was primarily related to an increase in cash flows from customer account liabilities of $8.3 million, accounts receivable of $5.4 million and an increase in non-cash adjustments to our net income of $3.8 million, partially offset by decreases in cash flows from prepaid expense and other current assets of $2.7 million, other assets of $2.9 million and accrued expense of $3.8 million.
At June 30, 2019, we had U.S. net operating loss carryforwards of $107.4 million, of which $104.1 million expire at various times through fiscal year 2037 and $3.3 million have no statutory expiration date. In addition, we had Switzerland net operating loss carryforwards of $1.3 million which expire in fiscal year 2024 and other foreign net operating loss carryforwards of $27.9 million, primarily in Europe and Israel, which have no statutory expiration date. We also have approximately $7.2 million of research and development tax credit carryforwards available, which expire at various points through fiscal year 2039. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

At June 30, 2019, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.
Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $35.5 million increase in net cash used in investing activities for the fiscal year ended June 30, 2019 as compared to the prior fiscal year was primarily due to an increase in cash used to fund business acquisitions, net of cash acquired, of $18.3 million, cash used for the purchase of a building in Reading, UK in January 2019 for approximately $20.7 million and an increase in cash used for capital expenditures of $11.7 million, partially offset by a decrease in the purchase of available for sale securities of $5.8 million, an increase in proceeds from available for sale securities of $4.8 million and an increase in proceeds from the sale of investments of $4.6 million. When it is ready for its intended use, the building purchased in the UK will ultimately replace our current Reading, UK building as our European headquarters.
Financing Activities. Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Contractual Obligations
Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2019:

	Payment Due by Fiscal Year
	2020	2021-2022	2023-2024	Thereafter	Total
	(in thousands)
Credit Facility
Principal payment	$—	$—	$110,000	$—	$110,000
Interest payments (1)	3,377	6,925	3,777	—	14,079
Commitment fee (2)	333	665	345	—	1,343
Note payable	185	185	—	—	370
Operating leases	5,612	10,639	6,603	11,665	34,519
Purchase commitments	9,112	6,065	336	—	15,513
Total contractual obligations	$18,619	$24,479	$121,061	$11,665	$175,824
——————

(1)
The Credit Facility carries a variable rate of interest. Interest payments were estimated using the applicable interest rate as of June 30, 2019 net of the impact of interest rate swaps we have in place.

(2)
The Credit Facility agreement includes a commitment fee, which we have included in the table above, based on the applicable interest rate as of June 30, 2019 and our unborrowed capacity of $190 million.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. In addition to the base terms, we have certain options to extend the terms of our agreements. Payments are fixed for the initial terms and are subject to increase in the event that we elect to extend the service. Obligations under contract that we can cancel without a significant penalty are not included in the table above.
Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.3 million, has been excluded from the table above. These amounts have been excluded because, as of June 30, 2019, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.
The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2020, which is $1.8 million based on foreign exchange rates in effect on June 30, 2019. We have not disclosed contributions for periods after fiscal year 2020, as those amounts are subject to future changes.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the fiscal year ended June 30, 2019.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk
Our exposure to financial risk, including changes in interest rates, relates primarily to our cash and cash equivalents and marketable securities. Our cash and cash equivalents typically consist of demand deposit accounts, money market mutual funds and U.S. Treasury securities. Based on our average cash and cash equivalents balance, average actual interest rates and actual interest income during the respective annual periods, a 100 basis point increase in interest rates would result in a hypothetical increase of approximately $0.9 million, $1.0 million and $1.1 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, in our results of operations and cash flows. A 100 basis point decrease in interest rates would reduce our interest income to zero.
Our marketable securities are held in U.S. corporate and government debt securities with maturities of less than one year. A 100 basis point change in interest rates would not have had a significant impact on our income from marketable securities for the fiscal years ended June 30, 2019, 2018 and 2017.
Our Credit Facility bears interest at variable interest rates. We have entered into interest rate swap agreements to minimize our exposure to interest rate fluctuations under our Credit Facility.
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
Foreign currency translation risk
The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our cash balances as of June 30, 2019 and 2018:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Cash and cash equivalents
	2019	2018
	(in thousands)
Between U.S. Dollar and:
British Pound Sterling (+/-)	$2,435	$3,846
Swiss Franc (+/-)	3,457	2,175
European Euro (+/-)	371	312
Australian Dollar (+/-)	320	293
A 10% increase or decrease in the exchange rate between the Israeli Shekel and the U.S. Dollar, the Singapore Dollar and the U.S. Dollar, the Canadian Dollar and the U.S. Dollar, the Indonesian Rupiah and the U.S. Dollar, the Chinese Yuan Renminbi and the U.S. Dollar, the Malaysian Ringgit and the U.S. Dollar and the Thai Baht and the U.S. Dollar would not have had a significant impact on our cash and cash equivalents at June 30, 2019 or June 30, 2018.
The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our revenue and net income (loss) for the fiscal years ended June 30, 2019, 2018 and 2017:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Revenue			Net income (loss)
	2019	2018	2017	2019	2018	2017
	(in thousands)
Between U.S. Dollar and:
British Pound Sterling (+/-)	$9,975	$9,149	$8,042	$977	$1,127	$268
Swiss Franc (+/-)	3,870	3,976	3,496	190	637	544
Israeli Shekel (+/-)	803	769	547	775	954	1,847
European Euro (+/-)	358	382	363	16	17	20

A 10% increase or decrease in the average exchange rate between the Australian Dollar and the U.S. Dollar; the Singapore Dollar and the U.S. Dollar; the Canadian Dollar and the U.S. Dollar; the Indonesian Rupiah and the U.S. Dollar, the Chinese Yuan Renminbi and the U.S. Dollar, the Malaysian Ringgit and the U.S. Dollar and the Thai Baht and the U.S. Dollar would not have had a significant impact on our revenue or net income (loss) for the fiscal years ended June 30, 2019, 2018 or 2017.
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. (the Company) as of June 30, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 29, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for revenue in the year ended June 30, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments. See below for discussion of our related critical audit matter.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of ASU No. 2014-09
Description of the Matter
As discussed above and in Note 3 to the consolidated financial statements, on July 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method and recognized the cumulative effect of initially applying the standard which reduced the Company’s accumulated deficit on the date of adoption by $26.3 million. The implementation of ASU No. 2014-09 caused the Company to change various aspects of its revenue recognition policies and provide new, enhanced disclosures.
In implementing ASU No. 2014-09, the Company made a number of significant judgments, including those related to the identification of performance obligations, including whether the different promised goods and services are distinct, the allocation of variable consideration to performance obligations, and the disclosure of disaggregated revenue. As a result, auditing the Company’s adoption of ASU No. 2014-09 required significant auditor judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the ASU No. 2014-09 adoption process. This included testing controls over management's significant judgments with respect to the identification of performance obligations in the contracts, the allocation of variable consideration to each performance obligation, and disclosures required by ASU No. 2014-09.

To audit the Company’s adoption of ASU No. 2014-09, we performed audit procedures that included, among others, evaluating the Company’s judgments over whether promised goods or services in a contract are distinct in accordance with the standard and evaluating the allocation of variable consideration to each performance obligation by performing an independent assessment, in comparison to the standard, on a sample of customer contracts and comparing our assessment to that of management. In addition, we tested the Company’s disclosures of disaggregated revenue by comparing them to the Company’s disclosures presented outside of the financial statements and information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments. We also compared the disclosures to those required by the standard.

Revenue recognition for software licenses with significant customization
Description of the Matter
As discussed in Note 4 to the consolidated financial statements, certain of the Company’s software arrangements require significant customization and modification and involve extended implementation periods. The Company accounts for the software license and professional services in these arrangements as a combined performance obligation. The Company recognizes revenue for the combined performance obligation over time and measures progress to completion based on labor hours incurred as a percentage of total expected labor hours to complete the contract. Accordingly, the revenue recognized for these arrangements is dependent upon estimates of the remaining labor hours that will be incurred in fulfilling the Company’s obligations in the contract.

Auditing these revenues was especially challenging because of the significant estimation required by management to determine the total expected labor hours to complete the contract. Making this estimate requires the knowledge of project-specific circumstances, including the remaining performance obligations, the specific terms and conditions of the contract, and the effort required to deliver the obligations. Changes in this estimate can have a material effect on the amount of revenue recognized on these contracts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the revenue recognition process for software licenses requiring significant customization. For example, we tested controls over management’s review of the estimates of expected labor hours to complete the contract which is the most significant assumption affecting the amount of revenue recognized.

Our audit procedures included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management's estimate. This included testing management's estimate of labor hours to complete the contract for material contracts through a combination of analytical procedures, inspection of budget documentation, and review of the contract with the customer to understand the remaining obligations in the contract. We also met with the project managers for significant contracts to discuss those estimates. In addition, we performed a retrospective review of actual hours incurred compared to previously estimated hours to evaluate the Company’s historical accuracy in estimating expected labor hours.

Capitalized Software Development Costs and Internal Use Software Costs
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company capitalizes costs for software that is to be sold, leased or otherwise marketed once technological feasibility has been established. The Company also capitalizes certain development costs that relate to internal use software incurred during the application development stage. The Company capitalized $3.7 million and $10.4 million, respectively, of capitalized software development costs and internal use software costs in the year ended June 30, 2019 and had total capitalized software development costs and internal use software costs, net of accumulated amortization, of $13.2 million and $21.1 million, respectively, as of June 30, 2019.

Auditing the Company’s capitalization of software costs was especially challenging because management’s determination of which projects and development activities within those projects qualify for capitalization requires significant judgment, as only those costs incurred in certain stages of software development can be capitalized in accordance with the applicable accounting standards.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s capitalized software development and internal use software costs processes. This included testing controls over management’s determination of which projects and costs qualify for capitalization in accordance with the applicable accounting standards.

To test the Company’s capitalization of software costs, we performed audit procedures that included, among others, inspecting underlying documentation to evaluate whether the costs were capitalizable under the applicable accounting standards. We also inquired of project managers for significant projects to assess the nature of the costs, the time devoted to capitalizable activities and the underlying documentation.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1991.

Boston, Massachusetts
August 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Bottomline Technologies (de), Inc.
Opinion on Internal Control over Financial Reporting
We have audited Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bottomline Technologies (de), Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Experian Limited and BankSight Software Systems, Inc., which are included in the 2019 consolidated financial statements of the Company and constituted approximately 3 and 1 percent of total assets, respectively, as of June 30, 2019 and less than 1 percent of revenues, each, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Experian Limited and BankSight Software Systems, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 29, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
August 29, 2019

BOTTOMLINE TECHNOLOGIES (de), INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30,	June 30,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$92,164	$121,860
Cash held for customers	5,637	2,753
Marketable securities	7,541	10,012
Accounts receivable net of allowances for doubtful accounts of $824 at June 30, 2019 and $996 at June 30, 2018	77,285	74,305
Prepaid expenses and other current assets	30,434	19,781
Total current assets	213,061	228,711
Property and equipment, net	54,541	28,895
Goodwill	206,101	200,024
Intangible assets, net	168,349	161,785
Other assets	27,177	16,553
Total assets	$669,229	$635,968
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,947	$10,251
Accrued expenses and other current liabilities	33,945	34,994
Customer account liabilities	5,637	2,753
Deferred revenue	75,097	75,356
Total current liabilities	125,626	123,354
Borrowings under credit facility	110,000	150,000
Deferred revenue, non-current	17,062	23,371
Deferred income taxes	10,345	8,367
Other liabilities	26,819	19,944
Total liabilities	289,852	325,036
Stockholders' equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-46,995 at June 30, 2019 and 44,834 at June 30, 2018; outstanding shares-41,315 at June 30, 2019 and 39,028 at June 30, 2018	47	45
Additional paid-in-capital	721,438	678,549
Accumulated other comprehensive loss	(43,593)	(30,633)
Treasury stock: 5,680 shares at June 30, 2019 and 5,806 shares at June 30, 2018, at cost	(127,095)	(129,914)
Accumulated deficit	(171,420)	(207,115)
Total stockholders' equity	379,377	310,932
Total liabilities and stockholders' equity	$669,229	$635,968

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2019	2018	2017

Revenues:
Subscriptions and transactions	$295,633	$262,363	$222,997
Software licenses	16,389	10,277	11,685
Service and maintenance	105,895	114,926	109,633
Other	4,045	6,530	5,097
Total revenues	421,962	394,096	349,412
Cost of revenues:
Subscriptions and transactions	127,467	117,076	103,789
Software licenses	923	815	818
Service and maintenance	51,168	52,519	53,570
Other	3,161	3,032	3,737
Total cost of revenues	182,719	173,442	161,914
Gross profit	239,243	220,654	187,498
Operating expenses:
Sales and marketing	95,265	86,095	77,523
Product development and engineering	67,364	57,500	53,055
General and administrative	52,199	49,869	46,535
Amortization of acquisition-related intangible assets	21,336	22,076	24,246
Goodwill impairment charge	—	—	7,529
Total operating expenses	236,164	215,540	208,888
Income (loss) from operations	3,079	5,114	(21,390)
Interest income	670	273	451
Interest expense	(3,783)	(11,170)	(17,059)
Other income (expense), net	6,928	6,908	(276)
Other income (expense), net	3,815	(3,989)	(16,884)
Income (loss) before income taxes	6,894	1,125	(38,274)
Benefit from income taxes	2,538	8,203	5,137
Net income (loss)	$9,432	$9,328	$(33,137)
Basic and diluted net income (loss) per share	$0.23	$0.24	$(0.88)
Shares used in computing net income (loss) per share:
Basic	40,612	38,227	37,842
Diluted	41,691	39,326	37,842
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	14	(5)	(75)
Unrealized gain (loss) on interest rate hedging transactions	(3,875)	2,590	—
Minimum pension liability adjustments (net of income tax provision of $0, $300 and $1,558)	(4,730)	1,087	4,859
Foreign currency translation adjustments	(4,369)	(1,980)	559
Other comprehensive income (loss), net of tax:	$(12,960)	$1,692	$5,343
Comprehensive income (loss)	$(3,528)	$11,020	$(27,794)
See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount

Balance at June 30, 2016	41,602	$42	$591,800	$(37,668)	3,832	$(75,832)	$(183,555)	$294,787
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	32		301		(133)	2,674		2,975
Vesting of restricted stock awards	1,163	1	(1)					—
Stock compensation plan expense			31,913					31,913
Repurchase of common stock to be held in treasury					1,655	(39,913)		(39,913)
Tax benefit (deficit) associated with non qualified stock option exercises and forfeitures			(12)					(12)
Minimum pension liability adjustments, net of tax				4,859				4,859
Net income (loss)							(33,137)	(33,137)
Unrealized gain (loss) on available for sale securities, net of tax				(75)				(75)
Foreign currency translation adjustment				559				559
Balance at June 30, 2017	42,797	$43	$624,001	$(32,325)	5,354	$(113,071)	$(216,692)	$261,956
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	70		388		(143)	3,121		3,509
Vesting of restricted stock awards	1,115	1	(1)					—
Stock compensation plan expense			34,200					34,200
Settlement of conversion premium upon maturity of the Notes	588	1	(1)					—
Settlement of note hedges			19,964		595	(19,964)		—
Warrant settlements	264		(2)					(2)
Cumulative effect of adoption of updated share-based compensation standard							249	249
Minimum pension liability adjustments, net of tax				1,087				1,087
Net income (loss)							9,328	9,328
Unrealized gain (loss) on available for sale securities, net of tax				(5)				(5)
Unrealized gain (loss) on interest rate hedging transactions				2,590				2,590
Foreign currency translation adjustment				(1,980)				(1,980)
Balance at June 30, 2018	44,834	$45	$678,549	$(30,633)	5,806	$(129,914)	$(207,115)	$310,932
Issuance of common stock for employees stock purchase plan and upon exercise of stock options	45	1	1,104		(126)	2,819		3,924
Vesting of Restricted stock awards	1,184							—
Stock compensation plan expense			41,790					41,790
Warrant settlements	932	1	(5)					(4)
Minimum pension liability adjustments, net of tax				(4,730)				(4,730)
Net income							9,432	9,432
Cumulative effect of adoption of updated revenue recognition standard							26,263	26,263
Unrealized gain on available for sale securities				14				14
Unrealized loss on interest rate hedging transactions				(3,875)				(3,875)
Foreign currency translation adjustment				(4,369)				(4,369)
Balance at June 30, 2019	46,995	$47	$721,438	$(43,593)	5,680	$(127,095)	$(171,420)	$379,377

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2019	2018	2017
Operating activities:
Net income (loss)	$9,432	$9,328	$(33,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	21,336	22,076	24,246
Stock-based compensation plan expense	41,695	34,200	31,913
Depreciation and other amortization	22,911	19,994	19,528
Goodwill impairment charge	—	—	7,529
Gain on sale of investments	(7,599)	(2,419)	—
Deferred income tax benefit	(5,147)	(9,465)	(7,996)
Provision for allowances on accounts receivable	220	238	121
Amortization of debt issuance costs	414	928	1,426
Amortization of debt discount	—	5,574	12,641
Amortization of premium (discount) on investments	(137)	(62)	238
Loss on disposal of equipment	623	65	111
Loss (gain) on foreign exchange	497	(106)	(310)
Changes in operating assets and liabilities:
Accounts receivable	(4,303)	(9,675)	(2,447)
Prepaid expenses and other current assets	(3,760)	(1,023)	(666)
Other assets	(3,120)	(222)	910
Customer account liabilities	3,023	(5,278)	—
Accounts payable	580	157	(900)
Accrued expenses	279	4,056	4,587
Deferred revenue	1,689	2,852	2,337
Other liabilities	(356)	(468)	953
Net cash provided by operating activities	78,277	70,750	61,084
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(24,036)	(5,741)	—
Acquisition of building	(20,700)	—	—
Purchases of investments	(230)	—	—
Proceeds from sale of investments	9,011	4,415	—
Purchases of available-for-sale securities	(8,381)	(14,188)	(14,058)
Proceeds from sales of available-for-sale securities	11,000	6,203	46,986
Capital expenditures, including capitalization of software costs	(33,083)	(21,376)	(28,173)
Proceeds from disposal of property and equipment	—	10	—
Insurance proceeds received for damage to equipment	201	—	—
Net cash provided by (used in) investing activities	(66,218)	(30,677)	4,755
Financing activities:
Repurchase of common stock	—	—	(39,913)
Repayment of amounts borrowed under revolving credit facility	(40,000)	(189,750)	—
Amounts borrowed under revolving credit facility	—	150,000	—
Repayment of notes payable	(736)	(2,581)	—
Settlement of warrants	(4)	(2)
Debt issuance costs related to credit facility	(597)	—	(2,163)
Proceeds from exercise of stock options and employee stock purchase plan	3,924	3,509	2,975
Net cash used in financing activities	(37,413)	(38,824)	(39,101)
Effect of exchange rate changes on cash	(1,458)	(1,205)	657
Increase (decrease) in cash and cash equivalents	(26,812)	44	27,395
Cash, cash equivalents and restricted cash at beginning of period	124,613	124,569	97,174
Cash, cash equivalents and restricted cash at end of period	$97,801	$124,613	$124,569
Cash and cash equivalents at end of period	$92,164	$121,860	$124,569
Cash held for customers at end of period	5,637	2,753	—
Cash, cash equivalents and restricted cash at end of period	$97,801	$124,613	$124,569

Supplemental disclosure of cash flow information:
Cash paid during the fiscal year for:
Interest, net of amounts capitalized	$3,936	$4,873	$2,964
Income taxes	$2,040	$3,109	$3,321
Non-cash financing activities:
Issuance of common stock upon settlement of the warrants	$58,451	$12,739	$—
Issuance of note payable to seller in connection with acquisition	$—	$1,836	$—
Issuance of common stock upon conversion of convertible senior notes	$—	$19,736	$—
Receipt of common stock upon settlement of Note Hedges	$—	$19,964	$—

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended June 30, 2019, 2018 and 2017
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
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, recoverability of deferred tax assets, determining the fair value associated with acquired assets and liabilities including acquired performance obligations, intangible asset and goodwill impairment, pension benefit obligations, accruals for uncertain tax positions and certain other of our accrued liabilities. Actual results could differ from those estimates.
Foreign Currency Translation
We have international subsidiaries in Europe, the Asia-Pacific region and Canada, whose functional currencies are typically the local currencies. Assets and liabilities of all of our international subsidiaries have been translated into U.S. dollars at year-end exchange rates, and results of operations and cash flows have been translated at the average exchange rates in effect during the year. Gains or losses resulting from foreign currency translation where the local currency is the functional currency are included as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in results of operations as incurred and are not significant to our overall operations.
Cash and Cash Equivalents
We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2019, our cash equivalents consisted of demand deposit accounts and money market funds.
Cash and Cash Equivalents Held for Customers and Customer Account Liabilities
At June 30, 2019 and 2018, our consolidated balance sheets includes $5.6 million and $2.8 million, respectively, of cash and cash equivalents held for customers and a corresponding liability in the same amount. Cash and cash equivalents held for customers and customer account liabilities arise as a by-product of our Bottomline Payment Services Limited operations as it is customary to collect client funds and hold them for a short transient period before ultimately disbursing the amounts and settling the corresponding liability. Cash we hold on behalf of clients is segregated from our other corporate cash accounts and is not available for use by us other than to settle the corresponding client liability.
Marketable Securities
All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. At June 30, 2019, we held $7.5 million of marketable securities which consisted of U.S. corporate and government debt securities.
Our held to maturity investments, all of which mature within one year, are recorded at amortized cost and interest income is recognized in earnings when earned. The cost of securities sold is determined based on the specific identification method. At June 30, 2019 and 2018, the amortized cost of our held-to-maturity investments approximated their fair value.
Our securities classified as available for sale are recorded at fair value, with all unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss). At June 30, 2019 and 2018, all of our available for sale securities had maturities of less than one year. The cost of securities sold is determined based on the specific identification method. At June 30, 2019 and 2018, our net unrealized loss associated with our investment securities was not significant.

The table below presents information regarding our marketable securities by major security type as of June 30, 2019 and 2018.

	June 30, 2019			June 30, 2018
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	$62	$7,479	$7,541	$65	$9,947	$10,012
Total marketable securities	$62	$7,479	$7,541	$65	$9,947	$10,012

All of our available for sale marketable securities are classified as current assets. At June 30, 2019 and June 30, 2018, the difference between the fair value of our available for sale securities and their amortized cost was not significant.
The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of June 30, 2019 and June 30, 2018, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At June 30, 2019		At June 30, 2018
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government—U.S.	800	(1)	6,480	(6)
Total	$800	$(1)	$6,480	$(6)

Other Investments
We have certain other investments for which there is no readily determinable fair value. These investments are recorded at cost, less impairment (if any) plus or minus adjustments for observable price changes. The carrying value of these investments was $0.7 million and $4.4 million at June 30, 2019 and 2018, respectively, and they are reported as a component of our other assets. At June 30, 2019, we reviewed the carrying value of these investments and concluded that they were not impaired and as of that date, we are unable to exercise significant influence over the investees.
Sales of Investments
Fiscal Year 2019
During fiscal 2019, we liquidated a $0.4 million investment, received cash proceeds of $7.7 million and recorded a gain on sale of $7.3 million as a component of other income in our consolidated statement of comprehensive income (loss). In addition, we acquired the remaining outstanding capital stock of BankSight Software Systems, Inc. (BankSight) for $2.8 million in cash and 40,000 shares of our common stock, with stock vesting conditions tied to continued employment. BankSight was a related party to us as a result of a $3.5 million minority investment we had in preferred stock of BankSight. The preferred stock underlying our investment was not in-substance common stock.
Please refer to Note 6 Acquisitions for further discussion on the BankSight acquisition.
Fiscal Year 2018
During fiscal 2018, we liquidated a $3.0 million investment and recorded, as a component of other income, a gain on the sale of this investment of $2.4 million. A portion of the proceeds due to us, $1.0 million, was received in June 2019.
In addition, in the overall liquidation of this investment in fiscal 2018 we received a payment of $2.6 million which represented the buyout of a revenue share arrangement that we had with the predecessor company and a payment of $3.7 million in exchange for our release of certain market exclusivity and distribution rights. These amounts were recorded as components of other revenue and other income, respectively, in our consolidated statement of comprehensive income (loss) for the fiscal year ended June 30, 2018. The other revenue was recorded in our Banking Solutions segment.
Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We had approximately $82.6 million of cash and cash equivalents invested with six financial institutions at June 30, 2019. Balances of cash and cash equivalents are typically in excess of any insurance, such as FDIC coverage, that may protect our deposits.
Our accounts receivable are reported in our consolidated balance sheets net of allowances for uncollectible accounts. We believe that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising our customer base. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom we have had no prior collections history, and collateral is generally not required. We maintain reserves for potential losses based on customer specific situations as well as our historic experience and such losses, in the aggregate, have not historically exceeded our expectations. There were no customers that, individually, accounted for more than 10% of our consolidated accounts receivable balance at June 30, 2019 or 2018. For the fiscal years ended June 30, 2019, 2018 and 2017, we had no customer that accounted for 10% or greater of our consolidated revenues.
Financial Instruments
The fair value of our financial instruments, which include cash and cash equivalents, cash held for customers, marketable securities, accounts receivable, accounts payable, customer account liabilities, derivative interest rate swaps and debt drawn under our Credit Facility, as defined in Note 11 Indebtedness, are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Please refer to Note 5 Fair Value for further details on the fair value of these financial instruments.
Accounts Receivable
Accounts receivable includes unbilled receivables of approximately $6.9 million and $8.9 million at June 30, 2019 and 2018, respectively. Unbilled receivables include revenues recognized for which billings have not yet been presented to the customers.
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
Purchased software is classified as an intangible asset and is amortized on a straight-line basis over its estimated useful life, typically ranging from 3 to 5 years.
Advertising Costs
We expense advertising costs as incurred. Advertising costs were $2.9 million, $2.0 million and $2.6 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
Shipping and Handling Costs
We expense all shipping, handling and delivery costs in the period incurred, generally as a component of other cost of revenues.

Commissions Expense
Excluding certain arrangements within our Banking Solutions segment, for which commissions are earned as revenue is recorded over the period of project performance, substantially all software commissions are earned in the month in which a customer order is received. Commissions associated with professional services are typically earned in the month that services are rendered. Commissions associated with post-contract customer support arrangements and subscription-based arrangements are typically earned when the customer is billed for the underlying contractual period, or in the period the order is received. Commissions are normally paid within thirty days of the month in which they are earned. Prior to the adoption of the new revenue standard, commissions were expensed as incurred. Under the new revenue standard, we capitalize commission costs in connection with obtaining a contract if the period of benefit is greater than a year and we expect to recover the costs through future contract revenues. We expense costs capitalized ratably over the estimated period of benefit. Commission costs are record as a component of sales and marketing expense.
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
Debt Issuance Costs
We incurred certain third party costs in connection with the Credit Facility principally related to underwriting and legal fees. These costs are included as part of our other assets on our consolidated balance sheets and are being amortized to interest expense ratably over the term of the Credit Facility.
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
Share-Based Compensation
We recognize expense for the estimated fair value of our share-based compensation arrangements. The expense associated with share-based payment awards is generally recognized on a straight-line basis over the award’s vesting period.
Capitalized Software Costs
Capitalization of software development costs for software that is to be sold, leased or otherwise marketed begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by us with respect to certain factors, including, but not limited to, determining which projects and development activities within those projects qualify for capitalization, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Amortization of capitalized costs commence on the date of general release of the software using the greater of the straight-line method over the estimated useful life, or the ratio of revenue in the period to total expected revenues over the product’s expected useful life. For the fiscal years ended June 30, 2019, 2018 and 2017, we capitalized $3.7 million, $3.2 million and $3.4 million, respectively, and recorded amortization expense of $3.8 million, $2.8 million and $2.2 million, respectively, of software development costs, excluding software developed for internal use. At June 30, 2019 and 2018, the net carrying value of capitalized software excluding software developed for internal use, which is included in intangible assets, net on our consolidated balance sheets, was $13.2 million and $13.3 million, respectively.
We capitalize certain development costs associated with internal use software incurred during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. For the fiscal years ended June 30, 2019, 2018 and 2017, we capitalized $10.4 million, $6.3 million and $6.6 million, respectively, of internal use software development costs associated with our SaaS-based technology platforms. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 2 to 7 years once the related project has been completed and deployed for use. For the fiscal years ended June 30, 2019, 2018 and 2017, we recorded amortization expense of $6.1 million, $5.2 million and $3.8 million, respectively, of capitalized internal use software costs associated with our SaaS-based technology platforms. At June 30, 2019 and 2018, the net carrying value of capitalized internal use software associated with our SaaS-based technology platforms, which is included in intangible assets, net on our consolidated balance sheets, was $21.1 million and $16.8 million, respectively.
Revenue Recognition
Effective July 1, 2018, we adopted a new accounting standard related to revenue recognition on a modified retrospective basis to all open contracts. Prior period amounts have not been restated; however, certain prior period amounts have been reclassified to conform to current period presentation. See Note 3 Recent Accounting Pronouncements and Note 4 Revenue Recognition to the consolidated financial statements for additional information about our revenue recognition policies and the related impact of the adoption of this standard.
Earnings per Share
We report both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options or any other type of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where we report a net loss.
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
Please refer to Note 4 Revenue Recognition for further discussion of the adoption of this new standard.

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
During the fiscal year ended June 30, 2018, the retrospective adoption of this standard resulted in an increase in operating cash flows of approximately $5.3 million. The adoption of this standard did not have an impact on the fiscal 2017 statement of cash flows.
Defined Benefit Plan Expenses: In March 2017, the FASB issued an accounting standard update that changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (for the service cost component) and non-operating expense (for all other components of net periodic defined benefit cost). Under the revised standard, the service cost component is classified consistently with other compensation costs, while all other components are reported in other expense, net. We adopted this standard retrospectively on July 1, 2018 and reclassified approximately $0.7 million and $0.2 million from income from operations to other expense, net for the fiscal years ended June 30, 2018 and June 30, 2017, respectively, in our consolidated statements of comprehensive income (loss).
Accounting Pronouncements to be Adopted
Leases: In February 2016, the FASB issued an accounting standard update which requires balance sheet recognition of a lease liability and a corresponding right-of-use asset (ROU) for all leases with terms longer than twelve months. The pattern of recognition of lease related revenue and expenses will be dependent on its classification. Upon adoption we plan to elect the package of practical expedients and not reassess prior conclusions on whether contracts are or contain a lease, lease classification and treatment of initial direct costs. For all asset classes, we plan to adopt the lessee practical expedient to combine lease and non-lease components and will make a policy election to not recognize a ROU asset or lease liability for leases with a term less than twelve months. The standard is effective for us on July 1, 2019 and we will avail ourselves of the adoption expedient to not adjust our comparative period financial statements for the effects of the new standard or make additional required disclosures for periods prior to the effective date.
     The adoption of the standard will have a material impact on our consolidated balance sheets as a result of the recognition of right-of-use assets and lease liabilities and will result in additional financial statement disclosures. We estimate that we will record lease liabilities and corresponding right-of-use assets that will not exceed 6% of our total assets as of June 30, 2019 upon adoption of the standard. However, our assessment of the impact of the standard is not yet completed and our actual transition adjustment could, for reasons not yet identified, fall outside of this estimated range. We do not currently expect the adoption of this standard to have a material impact on our consolidated statements of comprehensive income (loss) or consolidated statements of cash flows.
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
Derivatives and Hedging: In August 2017, the FASB issued an accounting standard update that more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The guidance expands hedge accounting for both nonfinancial and financial risk components and refines the measurement of hedge results to better reflect an entity's hedging strategies. In October 2018, the FASB issued an accounting standard update to expand the list of United States benchmark interest rates permitted in the application of hedge accounting. The revised standard allows the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes. These standard updates are required to be adopted concurrently and are effective for us on July 1, 2019. We do not currently expect the adoption of these updates to have a material impact on our financial statements.
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
Note 4—Revenue Recognition
Significant Accounting Policy
We generate revenue from the sale of SaaS or cloud-based services inclusive of both fixed and usage-based fees, perpetual and term software licenses, professional services such as consulting and implementation services and software support and maintenance. We recognize revenue as we transfer goods and services to customers, at amounts we expect to receive as consideration under enforceable contractual arrangements. Revenue is recognized as we satisfy contractual performance obligations, which can occur either at a point in time or over time. For perpetual and term software licenses that do not involve significant customization and for equipment and supplies sales, we normally record revenue at a point in time. For professional services, support and maintenance, stand-ready performance obligations with respect to our hosted or SaaS solutions and software licenses that are dependent on significant customization by us we normally record revenue over time.
We recognize revenue according to a five step model that involves:

•	Identifying the contract (or contracts) with a customer;

•	Identifying the performance obligations in the contract(s);

•	Determining the transaction price;

•	Allocating the transaction price to the contractual performance obligations, and

•	Recognizing revenue as we satisfy the performance obligations.
We consider a contract to exist when we have legally enforceable rights and obligations with a customer. Our contracts can take a variety of forms but are normally in writing and include all major commercial terms such as the goods or services we will be obligated to transfer under the arrangement, the amount the customer is obligated to pay us upon fulfillment of our obligations and the payment terms. Our contracts do not contain a financing component.
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
For certain of our hosted or SaaS solutions, customers are charged a fee for implementation services. In determining whether the implementation services are distinct from the hosting services we consider various factors, including the level of customization, complexity of the integration, the interdependency and interrelationship between the implementation services and the hosting services and the ability (or inability) of the customer's personnel or other service providers to perform the services. We have concluded that the implementation services in our hosting arrangements with multiple performance obligations are not distinct and therefore we recognize fees for implementation services ratably over the non-cancelable term of the hosting contract.
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
Disaggregation of Revenue
The table below presents our revenue disaggregated by major product category and the related financial statement classification of revenue for the twelve months ended June 30, 2019.

	Twelve Months Ended June 30, 2019
	Settlement Network Solutions (1)	Legal Spend Management Solutions (1)	Banking Solutions	Payments and Transactional Documents	Healthcare (2)	Other (2)	Total
	(in thousands)
Financial statement classification:
Subscriptions and transactions	$102,230	$76,663	$67,680	$46,627	$2,220	$213	$295,633
Software licenses	1,220	—	4,583	7,067	944	2,575	16,389
Service and maintenance	22,447	—	21,693	49,755	3,584	8,416	105,895
Other	14	—	—	3,405	—	626	4,045
Total revenues	$125,911	$76,663	$93,956	$106,854	$6,748	$11,830	$421,962
——————
(1) Cloud Solutions segment
(2) Other segment
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of June 30, 2019 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of hosting and SaaS-based subscription obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations. The amount of revenue recognized during the twelve months ended June 30, 2019 from performance obligations satisfied in prior periods was not significant.
Revenue allocated to remaining performance obligations was $407.5 million as of June 30, 2019 of which we expect to recognize approximately $161.0 million over the next twelve months and the remainder thereafter. We exclude from our measure of remaining performance obligations amounts related to contracts with a term of twelve months or less, royalty based transactions and future transactional or usage-based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services. These amounts are primarily derived from usage-based fees related to our hosted and SaaS-based solutions and royalties related to the licensing of our technology.
Contract Assets and Liabilities
The table below presents our accounts receivable, contract assets and deferred revenue balances as of July 1, 2018 and June 30, 2019.

	June 30,	July 1,
	2019	2018	$ Change
	(in thousands)
Accounts receivable	$77,285	$72,391	$4,894
Contract assets	5,135	5,118	17
Deferred revenue	92,159	88,888	3,271

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
For the fiscal year ended June 30, 2019 we recognized $72.2 million in revenue from amounts that were included in deferred revenue as of July 1, 2018.

Contract Costs
We capitalize incremental costs incurred in connection with obtaining a contract if they have a period of benefit that is greater than one year and we expect to recover the costs through future contract revenues. Incremental costs incurred to obtain a contract relate to sales commissions. We also capitalize costs incurred in fulfilling a contract when the costs relate directly to a specifically identifiable customer contract, when the costs generate or enhance resources that we will use to satisfy performance obligations in the future and when the costs are expected to be recovered through future contract revenues. Capitalized costs to obtain a contract and capitalized fulfillment costs totaled $6.4 million and $16.4 million, respectively, at June 30, 2019.
Capitalized costs are amortized on a basis consistent with the transfer of the goods or services to which the asset relates. This results in capitalized costs being recognized on a ratable basis over the estimated period of future benefit, which is generally five years. We estimate the future period of benefit considering the current contract term, the impact of estimated customer renewal terms and the estimated life of the technology solution underlying the contracts. Amortization expense associated with costs of obtaining and costs of fulfilling a contract was $1.6 million and $3.5 million, respectively, for the fiscal year ended June 30, 2019, and were recorded as components of sales and marketing expense and cost of revenues, respectively, in our consolidated statement of comprehensive income (loss).

The following tables summarize the impact of adopting the new revenue standard on our consolidated financial statements as of and for the fiscal year ended June 30, 2019:
Condensed Consolidated Balance Sheet

	At June 30, 2019
(in thousands)	As Reported	Adjustments	Balances without adoption of new revenue standard
ASSETS
Current assets:
Cash and cash equivalents	$92,164	$—	$92,164
Cash held for customers	5,637	—	5,637
Marketable securities	7,541	—	7,541
Accounts receivable, net	77,285	792	78,077
Prepaid expenses and other current assets	30,434	(9,936)	20,498
Total current assets	213,061	(9,144)	203,917
Property and equipment, net	54,541	—	54,541
Goodwill	206,101	—	206,101
Intangible assets, net	168,349	—	168,349
Other assets	27,177	(15,471)	11,706
Total assets	$669,229	$(24,615)	$644,614
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,947	$—	$10,947
Accrued expenses and other current liabilities	33,945	(701)	33,244
Customer account liabilities	5,637	—	5,637
Deferred revenue	75,097	4,800	79,897
Total current liabilities	125,626	4,099	129,725
Borrowings under credit facility	110,000	—	110,000
Deferred revenue, non-current	17,062	7,086	24,148
Deferred income taxes	10,345	(2,174)	8,171
Other liabilities	26,819	(29)	26,790
Total liabilities	289,852	8,982	298,834
Stockholders' equity
Preferred Stock, $.001 par value	—	—	—
Common Stock, $.001 par value	47	—	47
Additional paid-in-capital	721,438	—	721,438
Accumulated other comprehensive loss	(43,593)	183	(43,410)
Treasury stock, at cost	(127,095)	—	(127,095)
Accumulated deficit	(171,420)	(33,780)	(205,200)
Total stockholders' equity	379,377	(33,597)	345,780
Total liabilities and stockholders' equity	$669,229	$(24,615)	$644,614

Condensed Consolidated Statement of Comprehensive Loss

	Fiscal Year Ended June 30, 2019
(in thousands)	As Reported	Adjustments	Balances without adoption of new revenue standard
Revenues:
Subscriptions and transactions	$295,633	$(992)	$294,641
Software licenses	16,389	(4,551)	11,838
Service and maintenance	105,895	2,279	108,174
Other	4,045	(51)	3,994
Total revenues	421,962	(3,315)	418,647
Cost of revenues:
Subscriptions and transactions	127,467	651	128,118
Software licenses	923	2	925
Service and maintenance	51,168	1,404	52,572
Other	3,161	(4)	3,157
Total cost of revenues	182,719	2,053	184,772
Gross profit	239,243	(5,368)	233,875
Operating expenses:
Sales and marketing	95,265	1,571	96,836
Product development and engineering	67,364	283	67,647
General and administrative	52,199	—	52,199
Amortization of acquisition-related intangible assets	21,336	—	21,336
Total operating expenses	236,164	1,854	238,018
Income (loss) from operations	3,079	(7,222)	(4,143)
Other income, net	3,815	—	3,815
Income (loss) before income taxes	6,894	(7,222)	(328)
Benefit from income taxes	2,538	(295)	2,243
Net income	$9,432	$(7,517)	$1,915

Basic and diluted net income (loss) per share	$0.23	$(0.18)	$0.05
Shares used in computing net income per share:
Basic	40,612	—	40,612
Diluted	41,691	—	41,691
Other comprehensive loss, net of tax:
Unrealized gain on available for sale securities	14	—	14
Unrealized loss on interest rate hedging transactions	(3,875)	—	(3,875)
Minimum pension liability adjustments	(4,730)	—	(4,730)
Foreign currency translation adjustments	(4,369)	183	(4,186)
Other comprehensive loss, net of tax:	(12,960)	183	(12,777)
Comprehensive loss	$(3,528)	$(7,334)	$(10,862)

Condensed Consolidated Statement of Cash Flows

	Fiscal Year Ended June 30, 2019
(in thousands)	As Reported	Adjustments	Balances without adoption of new revenue standard
Operating activities:
Net income	$9,432	$(7,517)	$1,915
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	21,336	—	21,336
Stock-based compensation plan expense	41,695	4	41,699
Depreciation and other amortization	22,911	—	22,911
Gain on sale of investment	(7,599)	—	(7,599)
Deferred income tax benefit	(5,147)	1,173	(3,974)
Provision for allowances on accounts receivable	220	—	220
Amortization of debt issuance costs	414	—	414
Amortization of debt discount	—	—	—
Amortization of discount on investments	(137)	—	(137)
Loss on disposal of equipment	623	—	623
Loss on foreign exchange	497	4	501
Changes in operating assets and liabilities:
Accounts receivable	(4,303)	1,089	(3,214)
Prepaid expenses and other current assets	(3,760)	1,542	(2,218)
Other assets	(3,120)	2,349	(771)
Accounts payable	580	—	580
Accrued expenses	279	(711)	(432)
Customer account liabilities	3,023	—	3,023
Deferred revenue	1,689	2,097	3,786
Other liabilities	(356)	(30)	(386)
Net cash provided by operating activities	$78,277	$—	$78,277

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
Consolidated Statement of Comprehensive Loss
Adjustments to software license revenues reflect the requirement under legacy GAAP to defer recognition of revenue when vendor specific objective evidence of fair value could not be established. The new revenue standard does not have a similar requirement and instead results in the recognition of software license revenue when that performance obligation has been transferred to the customer. In addition, the new revenue standard changed the methodology for allocating the transaction price between performance obligations, which had the impact of increasing software revenue. The decrease in our deferred tax benefit under legacy GAAP is driven by the overall decrease in net income and the inability to recognize certain tax benefits.
Consolidated Statement of Cash Flows
The adoption of the new revenue standard had no impact on our total cash flows or the net cash provided by operating activities. The adjustments reflect offsetting shifts in the components of operating cash flow driven by changes to individual balance sheet accounts and the change in our net income.

Note 5—Fair Value
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
At June 30, 2019 and June 30, 2018, our assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2019				June 30, 2018
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$2,807	$—	$—	$2,807	$154	$—	$—	$154
Available for sale securities - Debt
U.S. Corporate	$—	$—	$—	$—	$—	$3,467	$—	$3,467
Government - U.S.	—	7,479	—	7,479	—	6,480	—	6,480
Total available for sale securities	$—	$7,479	$—	$7,479	$—	$9,947	$—	$9,947
Short-term derivative interest rate swap	$—	$—	$—	$—	$—	$407	$—	$407
Long-term derivative interest rate swap	$—	$—	$—	$—	$—	$2,183	$—	$2,183
Total assets	$2,807	$7,479	$—	$10,286	$154	$12,537	$—	$12,691
Liabilities
Short-term derivative interest rate swap	$—	$37	$—	$37	$—	$—	$—	$—
Long-term derivative interest rate swap	$—	$1,248	$—	$1,248	$—	$—	$—	$—
Total liabilities	$—	$1,285	$—	$1,285	$—	$—	$—	$—

Fair Value of Financial Instruments
We have certain financial instruments which consist of cash and cash equivalents, cash and cash equivalents held for customers, marketable securities, accounts receivable, accounts payable, customer account liabilities, derivative interest rate swaps and debt drawn on our Credit Facility. Fair value information for each of these instruments is as follows:

•
Cash and cash equivalents, cash held for customers, accounts receivable, accounts payable and customer account liabilities fair values approximate their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at June 30, 2019 and June 30, 2018, approximated fair value.

•
Marketable securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive loss in stockholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available for sale.

•
The fair value of our derivative interest rate swaps is based on the present value of projected cash flows that will occur over the life of the instruments, after considering certain contractual terms of the arrangements and counterparty credit risk.

•
The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.2 million and $1.4 million at June 30, 2019 and June 30, 2018, respectively, which approximated their fair value.

•
We have certain other investments for which there is no readily determinable fair value. The carrying value of these investments was $0.7 million and $4.4 million at June 30, 2019 and June 30, 2018, respectively, and they are reported as a component of our other assets. These investments are recorded at cost, less impairment (if any) plus or minus adjustments for observable price changes.

•
We have borrowings of $110 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at June 30, 2019, as the instrument carries a variable rate of interest which reflects current market rates.

Note 6—Acquisitions
Fiscal Year 2019
During the fiscal year ended June 30, 2019, we completed three business acquisitions for aggregate purchase consideration of $24.5 million.
BankSight Software Systems
On June 3, 2019, we signed an agreement to acquire the outstanding capital stock of BankSight for $2.8 million in cash and 40,000 shares of our common stock which has vesting conditions tied to the continued employment of a certain stockholder of BankSight and thus excluded from the purchase price allocation. Prior to the acquisition, we had a pre-existing relationship with BankSight in the form of a minority investment in their preferred stock of BankSight in the amount of $3.5 million. The carrying value of our prior investment approximated its fair value at the time of our acquisition and the total fair value we paid to acquire the outstanding capital stock of BankSight, $6.3 million, was allocated to assets acquired and liabilities assumed. BankSight is an early-stage technology company that develops and markets a SaaS-based customer engagement and growth platform for banks and credit unions.
In the preliminary allocation of the purchase price, we recorded $3.6 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $3.7 million, consisting primarily of technology related assets, are being amortized over a weighted average estimated useful life of five years.
At June 30, 2019 the allocation of the purchase price is preliminary as we were still obtaining fair value estimates for assets acquired, particularly intangible assets. We expect that the allocation of intangible assets between goodwill and finite lived intangible assets will change, as may the estimated useful life assigned to finite lived assets. BankSight’s operating results are included in our Banking Solutions segment from the date of the acquisition forward and did not have a material impact on our revenue or net income (loss).
The following unaudited pro forma financial information presents the combined results of operations of Bottomline and BankSight, as if the acquisition had occurred on July 1, 2017 and July 1, 2018. The pro forma financial information for all periods presented includes the accounting effects resulting from certain adjustments such as an increase in amortization expense as a result of acquired intangible assets, an increase in share based payment expense related to compensatory awards of restricted stock issued as part of the acquisition and to BankSight employees who were hired by us, and a decrease in interest income as a result of the cash paid for the acquisition. This pro forma information does not necessarily reflect the results of operations that would have actually occurred had we and BankSight been a single entity during these periods. Further, at June 30, 2019 our allocation of the purchase price of BankSight was preliminary as we were still obtaining information about the fair value of assets acquired, including intangible assets. Accordingly, the pro forma presentation is based on estimates that we believe are reasonable but that are likely to change as the purchase price allocation is finalized.

	Twelve Months Ended June 30,
	2019	2018
	Unaudited (in thousands)
Revenues	$422,761	$394,847
Net income	$7,114	$6,515
Basic net income per share	$0.18	$0.17
Diluted net income per share	$0.17	$0.17

Experian Limited
On March 6, 2019, we acquired certain technology and customer related assets from Experian Limited (Experian) for 9.5 million British Pound Sterling (approximately $12.6 million based on the exchange rate in effect at the acquisition date). These assets will complement our existing UK payment products.
In the preliminary allocation of the purchase price, we recorded $1.7 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $12.8 million, consisting primarily of customer related assets, are being amortized over a weighted average estimated useful lives of eleven years. Experian’s operating results are included in our Payments and Transactional Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or net income (loss).
On May 17, 2019 we were notified by the UK’s Competition and Markets Authority (CMA) that it was reviewing our acquisition of these assets from Experian to assess whether the acquisition could result in a substantial lessening of competition. We have since been in an iterative process with the CMA, answering questions about the nature of assets acquired and the overall markets in which the assets will be deployed. The CMA review process can consist of two phases with multiple steps. We are in the first phase which is scheduled to conclude in October 2019.
There is a range of possible outcomes to the CMA's review, from clearance of the acquisition to, in a worst-case, divestiture of the acquired asset set; with a range of options in between. While we cannot with certainty predict the outcome of this process, we do not believe that the ultimate outcome will have a material effect on our operating results, financial position or cash flows.
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
In the allocation of the purchase price, we recorded $2.7 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $8.4 million, consisting primarily of customer related assets, are being amortized over a weighted average estimated useful life of thirteen years. Microgen’s operating results are included in our Payments and Transactional Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or net income (loss).
Acquisition expenses of approximately $3.0 million were recognized during the fiscal year ended June 30, 2019 related to the BankSight, Experian and Microgen acquisitions, principally as a component of general and administrative expense.
Fiscal Year 2018
During the fiscal year ended June 30, 2018, we completed two business acquisitions for aggregate purchase consideration of $18.5 million.
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

Note 7—Property and Equipment
Property and equipment consisted of the following:

	June 30,
	2019	2018
	(in thousands)
Land	$859	$250
Building and improvements	43,424	18,218
Furniture and fixtures	7,586	7,026
Technical equipment	50,395	45,756
Motor vehicles	30	30
Total property and equipment, gross	102,294	71,280
Less: Accumulated depreciation	47,753	42,385
Total property and equipment, net	$54,541	$28,895

EMEA Headquarters
In January 2019, we purchased a building in Reading, UK for a base purchase price of 16.0 million British Pound Sterling (approximately $20.7 million based on the exchange rate in effect at the acquisition date), funded with existing cash on hand. When it is ready for its intended use, the building will ultimately replace our current Reading, UK building as our European headquarters.
Note 8—Goodwill and Other Intangible Assets
Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. We perform an impairment test of goodwill during the fourth quarter of each fiscal year or sooner, if indicators of potential impairment arise.
We performed our annual goodwill impairment test during the fourth quarter of fiscal years 2019 and 2018. Based on these reviews, we concluded that there was no goodwill impairment.
There can be no assurance that there will not be impairment charges in future periods as a result of future impairment reviews. To the extent that future impairment charges occur it would likely have a material impact on our financial results. At June 30, 2019, the carrying value of goodwill for all of our reporting units was $206.1 million.
The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$219,893	$(145,144)	$74,749	8.5
Core technology	130,226	(90,017)	40,209	7.4
Other intangible assets	25,712	(19,030)	6,682	5.0
Capitalized software development costs	23,213	(10,006)	13,207	3.0
Software (1)	72,018	(38,516)	33,502	4.2
Total	$471,062	$(302,713)	$168,349
Unamortized intangible assets:
Goodwill			206,101
Total intangible assets			$374,450

	As of June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$201,214	$(134,133)	$67,081	8.4
Core technology	130,257	(82,815)	47,442	8.1
Other intangible assets	21,983	(17,299)	4,684	5.3
Capitalized software development costs	19,527	(6,265)	13,262	4.0
Software (1)	62,711	(33,395)	29,316	4.6
Total	$435,692	$(273,907)	$161,785
Unamortized intangible assets:
Goodwill			200,024
Total intangible assets			$361,809
——————
(1)    Software includes purchased software and software developed for internal use.
Estimated amortization expense for fiscal year 2020 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of June 30, 2019, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
2020	$20,452	$3,771	$9,232
2021	19,167	3,771	6,790
2022	17,307	3,771	5,106
2023	15,991	927	3,242
2024	14,268	299	1,837
2025 and thereafter	34,455	—	1,511

Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.
The following table represents a rollforward of our goodwill balances, by reportable segment:

	Cloud Solutions	Banking Solutions	Payments and Transactional Documents	Other	Total
	(in thousands)
Balance at June 30, 2017 (1)	$90,069	$35,880	$60,557	$8,194	$194,700
Goodwill acquired during the period	1,326	—	4,825	—	6,151
Impact of foreign currency translation	(1,125)	—	298	—	(827)
Balance at June 30, 2018 (1)	$90,270	$35,880	$65,680	$8,194	$200,024
Goodwill acquired during the period	—	3,571	4,391	—	7,962
Impact of foreign currency translation	37	—	(1,922)	—	(1,885)
Balance at June 30, 2019 (1)	$90,307	$39,451	$68,149	$8,194	$206,101
——————
(1)    Other goodwill balance is net of $7.5 million accumulated impairment losses.

Note 9—Accrued Expenses
Accrued expenses consisted of the following:

	June 30,
	2019	2018
	(in thousands)
Employee compensation and benefits	$15,810	$19,535
Accrued customer rebates	4,605	3,677
Professional fees	3,106	2,182
Sales and value added taxes	1,971	1,983
Accrued income taxes payable	1,162	563
Accrued royalties	421	332
Accrued interest	197	2
Other	6,673	6,720
Total accrued expenses	$33,945	$34,994

Note 10—Commitments and Contingencies
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
Rent expense, net of sublease income, for the fiscal years ended June 30, 2019, 2018 and 2017 was $6.3 million, $6.5 million and $6.7 million, respectively. Sublease income for the fiscal years ended June 30, 2019, 2018 and 2017 was insignificant.
Future minimum annual rental commitments under our facilities, equipment and vehicle leases at June 30, 2019 are as follows:

(in thousands)
2020	$5,612
2021	5,672
2022	4,967
2023	3,690
2024	2,913
2025 and thereafter	11,665
$34,519

Long Term Service Arrangements
We have entered into service agreements with initial minimum commitments ranging between one and six years that expire between the fiscal years 2020 and 2024, primarily for software licenses, hosting services and disaster recovery services. In addition to the base terms, we have certain options to extend the terms of the service agreements. Payments are fixed for the initial terms and are subject to increase in the event that we elect to extend the service.
Future minimum annual commitments under our long term service arrangements as of June 30, 2019 are as follows:

(in thousands)
2020	$9,112
2021	4,788
2022	1,277
2023	280
2024	56
$15,513

Legal Matters
We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.

Note 11—Indebtedness
Credit Agreement
We are party to a credit agreement with Bank of America, N.A. and certain other lenders (the Credit Agreement) that provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) and that expires in July 2023. We also have the right to request an increase of the aggregate commitments under the Credit Facility by up to $150 million, subject to specified conditions. At June 30, 2019, we owed $110 million under the Credit Facility.
The proceeds of the Credit Facility may be used for lawful corporate purposes of Bottomline and its subsidiaries, including acquisitions, share buybacks, capital expenditures, the repayment or refinancing of indebtedness and general corporate purposes. The Credit Facility is available for the issuance of up to $20 million of letters of credit and up to $20 million of swing line loans.
The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.75 to 1.00, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2020; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default and related cure provisions. As of June 30, 2019, we were in compliance with all covenants.
The Credit Agreement is guaranteed by the Guarantors and is secured by substantially all of our domestic assets and those of the Guarantors, including a pledge of all of the shares of capital stock of the Guarantors and 65% of the shares of the capital stock of our first-tier foreign subsidiaries or those of any Guarantor, in each case subject to certain exceptions as set forth in the Credit Agreement. The collateral does not include, among other things, any real property or the capital stock or any assets of any unrestricted subsidiary.
Warrants
In December 2012, we received aggregate proceeds of $25.8 million, net of issue costs, from the sale of warrants for the purchase of up to 6.3 million shares of our common stock at a strike price of $40.04 per share (the Warrants). The Warrants were exercisable in equal tranches over a period of 150 days beginning on March 1, 2018 and ending on October 2, 2018. Each warrant was exercisable into one share of our common stock. During the fiscal year ended June 30, 2019, we issued approximately 932 thousand shares of common stock related to the warrants exercised by the holders and all warrant exercises were net settled. There were no warrants outstanding as of June 30, 2019.
Note Payable
We financed a portion of the purchase price for our acquisition of Decillion by entering into a note payable for 2.5 million Singapore Dollars (approximately $1.8 million based on the exchange rate in effect at the acquisition date). The note is payable in equal installments over ten quarters, with the final installment due in the quarter ended December 31, 2019.

Note 12—Derivative Instruments
Cash Flow Hedges
Interest Rate Swap Agreements
We utilize interest rate swap agreements to hedge our exposure to interest rate risk. At June 30, 2019, we had two outstanding interest rate swap agreements with notional values of $100 million and $80 million, respectively.

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
The $80 million notional value agreement is effective as of December 1, 2021 and expires on July 16, 2023. During this period, we have a fixed interest rate of 2.125 percent on the notional amount and Bank of America, N.A., as counterparty to the agreement, will pay us interest at a floating rate based on the 1-month USD-LIBOR-BBA swap rate on the notional amount. Interest payments will be made monthly on a net settlement basis.
We designated the interest rate swaps as hedging instruments and they qualified for hedge accounting upon inception and at June 30, 2019. To continue to qualify for hedge accounting, the instruments must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.
The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at June 30, 2019 and June 30, 2018 were as follows:

Description	Balance Sheet Location	June 30, 2019	June 30, 2018
Derivative interest rate swaps		(in thousands)
Short-term derivative asset	Prepaid expenses and other current assets	$—	$407
Long-term derivative asset	Other assets	$—	$2,183
Short-term derivative liability	Accrued expenses and other current liabilities	$37	$—
Long-term derivative liability	Other liabilities	$1,248	$—

The following table presents the effect of the derivative interest rate swaps in our consolidated statement of comprehensive income (loss) for the fiscal years ended June 30, 2019 and June 30, 2018.

	Gain (Loss) in AOCI June 30, 2018	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Income Tax Benefit (Provision) in OCI on Derivative Instruments	Gain (Loss) in AOCI June 30, 2019
	(in thousands)
Derivative interest rate swaps	$2,590	$(3,455)	$(420)	$—	$(1,285)

	Gain (Loss) in AOCI June 30, 2017	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Income Tax Benefit (Provision) in OCI on Derivative Instruments	Gain (Loss) in AOCI June 30, 2018
	(in thousands)
Derivative interest rate swaps	$—	$2,458	$132	$—	$2,590
——————

(1)	Recorded as interest income (expense) within other expense, net in our consolidated statements of comprehensive income (loss).
During the twelve months ended June 30, 2019, we concluded that no portion of the hedges was ineffective.
We expect to reclassify approximately $0.1 million of this unrealized loss from accumulated other comprehensive loss to earnings over the next twelve months.

Note 13—Postretirement and Other Employee Benefits
Defined Contribution Pension Plans
We have a 401(k) Plan (the Plan), whereby eligible U.S. employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. We may contribute a discretionary matching contribution annually equal to 50% of each such participant’s contribution to the Plan up to the first 5% of their annual eligible compensation. We charged approximately $2.4 million, $2.2 million and $2.1 million to expense in the fiscal years ended June 30, 2019, 2018 and 2017, respectively, associated with our matching contribution for those years.
We have a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. We contribute 4% of the employee’s annual compensation as long as the individual contributes a minimum of 1% of their annual compensation to the GPPP. We charged approximately $2.0 million, $1.8 million and $1.3 million to expense in the fiscal years ended June 30, 2019, 2018 and 2017, respectively, under the GPPP.
We have a GPPP related to European employees from our acquisition of Sterci and governed by local regulatory requirements. We contributed approximately $1.7 million, $1.5 million and $1.4 million in the fiscal years ended June 30, 2019, 2018 and 2017, respectively, under the GPPP.
We have a retirement contribution plan with respect to our employees in Israel (Israel plan) under which we contribute 6.5% of each eligible employee’s annual compensation. Employees are entitled to amounts accumulated in the Israel plan upon reaching retirement age. We charged approximately $0.5 million, $0.4 million and $0.4 million to expense in the fiscal years ended June 30, 2019, 2018 and 2017, respectively, related to the Israel plan.
Defined Benefit Pension Plan
We sponsor a defined benefit pension plan for our Swiss-based employees (the Swiss pension plan) that is governed by local regulatory requirements. As of June 30, 2019, we had 131 employees, which is approximately 7% of our workforce, covered under this plan. The Swiss pension plan is governed by the Swiss Federal Law on Occupational Retirements, Survivors’ and Disability Pension plans. We use a third party pension fund, Profond, to administer this plan. We charged approximately $2.1 million, $1.8 million and $2.8 million to expense in the fiscal years ended June 30, 2019, 2018 and 2017, respectively, related to this plan. The annual measurement date for our pension benefits is June 30.
During the fiscal year ended June 30, 2019, we made lump sum pension payments exceeding the settlement accounting threshold related to our Swiss pension plan. As required under pension accounting rules, we recorded $0.6 million of unrecognized actuarial loss in other expense in our consolidated statements of comprehensive income (loss) and decreased accumulated other comprehensive loss by $0.6 million in our consolidated balance sheet for the fiscal year ended June 30, 2019.
During fiscal years ended June 30, 2014 and June 30, 2018, Profond decreased the pension benefit conversion rates over two respective five year periods, from a maximum of 7.2% to 6.8% in fiscal year 2014 and from a maximum of 6.8% to 6.2% in fiscal year 2018 (2018 plan amendment). The changes in conversion rates reduced the projected benefits at retirement for all employees and qualified as plan amendments. The prior service credits arising from the amendments were recorded as components of accumulated other comprehensive income (loss) for the fiscal years ended June 30, 2014 and June 30, 2018. For the fiscal year ended June 30, 2018, we decreased accumulated other comprehensive loss by $2.4 million as a result of the 2018 plan amendment.
The accumulated benefit obligation (ABO) represents the obligations of a pension plan for past service as of the measurement date, which is the present value of benefits earned to date based on current compensation levels. The Swiss pension plan ABO as of June 30, 2019 was $52.7 million. The projected benefit obligation (PBO) is the ABO adjusted to reflect the impact of future compensation levels. The following table represents the PBO, change in plan assets, funded status and amounts recognized in our consolidated balance sheets at June 30, 2019 and 2018:

	June 30,
	2019	2018
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$51,368	$51,904
Service cost	2,532	2,539
Interest cost	456	353
Actuarial loss	4,124	684
Plan participant contributions	880	839
Benefits paid, net of transfers into plan	(215)	(664)
Plan change	—	(2,440)
Settlement	(3,060)	—
Effect of foreign currency exchange rate changes	823	(1,847)
Projected benefit obligation at end of year	$56,908	$51,368
Change in plan assets:
Fair value of plan assets at beginning of year	$36,929	$35,688
Actual return on plan assets	339	536
Employer contribution	1,870	1,799
Plan participant contributions	880	839
Benefits paid, net of transfers into plan	(215)	(664)
Settlement	(3,060)	—
Effect of foreign currency exchange rate changes	563	(1,269)
Fair value of plan assets at end of year	$37,306	$36,929
Pension liability at end of fiscal year	$(19,602)	$(14,439)
Accumulated other comprehensive loss consists of the following:

Net prior service credit	$2,877	$3,140
Net actuarial loss	(11,586)	(7,105)
Accumulated other comprehensive loss, before income tax	$(8,709)	$(3,965)

For the fiscal year ended June 30, 2019, we reclassified approximately $0.8 million of net actuarial loss and $0.3 million of net prior service credit as components of net periodic benefit cost from accumulated other comprehensive loss. For the fiscal year ending June 30, 2020, we expect to reclassify approximately $0.5 million of net actuarial loss and $0.3 million of net prior service credit as components of net periodic benefit cost from accumulated other comprehensive loss.
The net unfunded balance of our defined benefit pension plan is recorded as a non-current liability and all unrecognized gains or losses, net of tax, are recorded as a component of other comprehensive loss within stockholders’ equity at June 30, 2019.
Assumptions:

	Fiscal Year Ended June 30,
	2019	2018	2017
Weighted-average assumptions used to determine net benefit costs:
Discount rate	0.90%	0.70%	0.25%
Expected return on plan assets	3.75%	3.50%	3.00%
Rate of compensation increase	1.75%	1.50%	1.50%
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	0.40%	0.90%	0.70%
Expected return on plan assets	3.25%	3.75%	3.50%
Rate of compensation increase	1.75%	1.75%	1.50%

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
The fair value of plan assets for the Swiss pension plan was $37.3 million at June 30, 2019. As is customary with Swiss pension plans, the plan assets are invested in a collective fund with multiple employers through a Swiss insurance company. We do not have rights to the individual assets of the plan nor do we have investment authority over the assets of the plan. The collective fund maintains a variety of investment positions primarily in equity securities and highly rated debt securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements, and we further consider whether there are other indicators that the investment balances reported by the fund could be impaired. We concluded that no such impairment indicators were present at June 30, 2019.
The Swiss pension plan's actual asset allocation as compared to Profond’s target asset allocations for fiscal year 2019 were as follows:

	Actual	Target
Asset Category:
Cash and cash equivalents	6%	2%
Equity Securities	51%	49%
Fixed Income	12%	18%
Real Estate	27%	28%
Other	4%	3%

As of June 30, 2019, the estimated future benefit payments (inclusive of any future service) were as follows:

(in thousands)
2020	$1,739
2021	2,389
2022	1,744
2023	1,929
2024	1,921
2025-2029	11,547

Net periodic pension costs for the Swiss pension plan included the following components:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
Components of net periodic cost
Service cost	$2,532	$2,539	$2,954
Interest cost	456	353	123
Net prior service credit	(306)	(91)	(89)
Net actuarial loss	219	217	648
Expected return on plan assets	(1,384)	(1,196)	(884)
Settlements	617	—	—
Net periodic cost	$2,134	$1,822	$2,752

The components of net periodic pension cost other than current service cost are presented within other expense, net in our unaudited consolidated statements of comprehensive income (loss).
We expect to make a contribution of approximately $1.8 million to our pension plan in fiscal year 2020, which is the legal funding regulation minimum for the Swiss pension plan.
Israeli Severance Pay
We provide severance payments based on the Israeli severance pay law and certain other circumstances to employees of our Israeli subsidiary.
Our liability for severance pay for service periods prior to January 12, 2015 is calculated based on the most recent employee salaries multiplied by the number of years of employment as of January 12, 2015. We make monthly deposits in insurance funds designed to fund a portion of this overall severance liability and the value of these deposits, inclusive of earnings and losses attributable to these deposits, is recorded as an asset on our consolidated balance sheet. In the event of a separation, the employee receives the balance in deposited funds with any remaining severance liability balance paid by us. As of June 30, 2019, for service periods prior to January 12, 2015, our severance liability (classified in other liabilities within our consolidated balance sheet) was $1.4 million and our severance deposit (classified as other assets within the consolidated balance sheet) was $1.2 million.
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

Note 14—Share-Based Payments
We recognize expense for the estimated fair value of all share-based payments to employees on a straight-line basis over the awards vesting period. For the fiscal years ended June 30, 2019, 2018 and 2017, we recorded expense of approximately $41.7 million, $34.2 million and $31.9 million, respectively, in connection with our share-based payment awards. For the fiscal years ended June 30, 2019, 2018 and 2017, we recognized tax benefits of $2.4 million, $1.7 million and $1.8 million, respectively, related to the expense recorded in connection with our share-based payment awards.
Share-Based Compensation Plans
Employee Stock Purchase Plan
On November 16, 2000, we adopted the 2000 Employee Stock Purchase Plan, which was amended on November 18, 2004 and November 18, 2010, and which provides for the issuance of up to a total of 4,000,000 shares of common stock to participating employees. At the end of each designated purchase period, which occurs every six months on March 31 and September 30, employees can elect to purchase shares of our common stock with contributions of between 1% and 10% of their base pay, accumulated via payroll deductions, at an amount equal to 85% of the lower of the fair market value of the common stock on the first day of each 24 month offering period or the last day of the applicable six-month purchase period.
Our employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, we measure the fair value of these awards at intrinsic value (the value of our common stock less the employee purchase price) at the end of each reporting period. For the fiscal year ended June 30, 2019, we recorded compensation cost of approximately $3.6 million associated with our employee stock purchase plan. As a result of employee stock purchases in fiscal year 2019 we issued approximately 126,000 shares of our common stock. The aggregate intrinsic value of shares issued under the employee stock plan during fiscal year 2019 was $4.6 million. At June 30, 2019, based on employee withholdings and our common stock price at that date, approximately 30,000 shares of common stock, with an approximate intrinsic value of $0.2 million would have been eligible for issuance were June 30, 2019 to have been a designated stock purchase date.
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
We initially reserved 2,750,000 shares of our common stock for issuance under the 2009 Plan, plus additional shares equal to the number of shares subject to outstanding awards under our prior plans which expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us. On November 15, 2018, we adopted an amendment to our 2009 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the 2009 Plan by an additional 2,200,000 shares. To date under the 2009 Plan, 14,950,000 shares of common stock have been authorized for issuance.
2018 Israeli Special Purpose Stock Incentive Plan
On November 15, 2018, we adopted the 2018 Israeli Special Purpose Stock Incentive Plan (the Israeli Plan), which provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. Stock option awards under this plan have a 10-year maximum contractual term and must be issued at an exercise price of not less than 100% of the fair market value of the common stock at the date of grant. The Israeli Plan is administered by the Board of Directors, which has the authority to determine to whom options and other equity awards may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for awards granted to date under the Israeli Plan is principally over five years from the date of the grant, with 20% of the award vesting after one year and 5% of the award vesting each quarter thereafter.
We reserved 200,000 shares of common stock for issuance under the Israeli Plan.
Valuation and Related Activity
Stock options are valued using a Black Scholes method of valuation and the resulting fair value is recorded as compensation cost on a straight line basis over the option vesting period. There were no stock option grants during the fiscal years ended June 30, 2019, 2018 and 2017.
A summary of stock option and restricted stock activity for the fiscal year ended June 30, 2019 is as follows; in respect of shares available for grant, the shares are available for issuance by us as either a stock option or as a restricted stock award:

		Non-vested Stock		Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share data)
Awards outstanding at June 30, 2018	3,660	2,190	$29.19	59	$10.69	1.3	$2,321
Plan amendment	2,200
Plan adoption	200
Awards granted (1)	(1,640)	1,278	52.45
Shares vested		(1,037)	28.43
Stock options exercised		—	—	(45)	10.18
Awards forfeited (1)	83	(65)	44.20
Awards expired				—	—
Awards outstanding at June 30, 2019	4,503	2,366	$41.72	14	$12.20	0.7	$481
Stock options exercisable at June 30, 2019				14	$12.20	0.7	$481

——————

(1)
The 2009 Plan and the Israeli Plan have fungible share pools in which restricted stock awards are counted against the plan (or replenished within the plan, in respect of award forfeitures) as 1.28 shares for each one share of common stock subject to such restricted stock award.

The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2019, 2018 and 2017 was approximately $1.9 million, $1.9 million and $0.5 million, respectively. The total fair value of stock options that vested during the fiscal year ended June 30, 2017 was approximately $0.1 million. There were no stock options that vested during the fiscal years ended June 30, 2019 or 2018.
The majority of our restricted stock awards vest over a four year period as described above; however, certain restricted stock awards vest over either a two or five year period and restricted stock awards granted to our non-employee directors upon his or her election to the Board of Directors and annually thereafter vest after a one year period. Restricted stock awards are valued based on the closing price of our common stock on the date of grant, and compensation cost is recorded on a straight line basis over the share vesting period. The weighted average grant date fair value for restricted stock awards granted during the fiscal years ended June 30, 2019, 2018 and 2017 was $52.45, $32.78 and $22.28, respectively. The total fair value of restricted stock awards that vested during the fiscal years ended June 30, 2019, 2018 and 2017 was approximately $63.6 million, $37.5 million and $27.5 million, respectively. We recorded expense of approximately $38.1 million associated with our restricted stock awards for the fiscal year ended June 30, 2019. As of June 30, 2019, there was approximately $86.7 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 1.6 years. Excluding the impact of shares issued as purchase consideration with forfeiture provisions, approximately 1.0 million shares of restricted stock awards vested during the fiscal year ended June 30, 2019.
Stock Issued in Acquisitions
Retention of key personnel in businesses we acquire is critical to us because it helps to ensure that we maximize the value of companies we acquire, which we believe is vitally important to our stockholders. Accordingly, in order to maximize the retention of key employees, we commonly attach forfeiture provisions to the shares we issue to acquire certain businesses. This has the effect of requiring key employees to stay in our employment, post-acquisition, in order to earn the full value of the stock we issue. These shares are issued as purchase consideration, but as a result of the forfeiture provisions we attach they are categorized as compensatory awards under U.S. GAAP. The forfeiture provisions on these shares typically lapse over a four or five year period.
During the fiscal year ended June 30, 2019, we issued 40,000 shares of our common stock, all of which were subject to future vesting conditions tied to continued employment, to a certain stockholder of BankSight in connection with our purchase of the outstanding equity of BankSight.
Activity associated with shares issued as purchase consideration with forfeiture provisions for the fiscal year ended June 30, 2019 is reflected in the table below. These shares were not issued out of our shareholder approved stock plans and do not represent grants or awards of shares from those plans.

	Non-vested Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Purchase consideration shares with forfeiture provisions outstanding at June 30, 2018	238	$24.32
Issuance of purchase consideration shares with forfeiture provisions	40	42.01
Lapse of forfeiture provisions	(147)	23.15
Shares forfeited	(32)	31.21
Purchase consideration shares with forfeiture provisions outstanding at June 30, 2019	99	$30.97

Note 15—Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net income (loss)	$9,432	$9,328	$(33,137)
Denominator:
Shares used in computing basic net income (loss) per share attributable to common stockholders	40,612	38,227	37,842
Impact of dilutive securities	1,079	1,099	—
Shares used in computing diluted net income (loss) per share attributable to common stockholders	41,691	39,326	37,842
Basic and diluted net income (loss) per share attributable to common stockholders	$0.23	$0.24	$(0.88)

For the fiscal year ended June 30, 2017, approximately 2.9 million shares of unvested restricted stock and stock options and warrants for up to 6.3 million shares of our common stock were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive. For fiscal year ended June 30, 2017, shares potentially issuable upon conversion or maturity of the 1.5% Convertible Senior Notes that matured on December 1, 2017 or upon exercise of the Warrants were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

Note 16—Operations by Segments and Geographic Areas
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
Similar operating segments have been aggregated into four reportable segments as follows:
Cloud Solutions. Our Cloud Solutions segment provides customers with SaaS technology offerings that facilitate electronic payment, electronic invoicing, and spend management. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are included within this segment. This segment also incorporates our settlement network solutions (financial messaging and Paymode-X). Our settlement network solutions are highly scalable, secure and cost effective and facilitate cash payment and transaction settlement between businesses, their vendors and banks. Revenue within this segment is generally recognized on a subscription or transaction basis or ratably over the contract term.
Banking Solutions. Our Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. Our Banking Solutions products are sold predominantly on a hosted basis, with revenue recorded over time. This has the effect of contributing to recurring revenue and the revenue predictability of future periods, but results in revenue recognition over a longer period than a traditional on-premise software license transaction.
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
Other. Our Other segment consists of our healthcare and cyber fraud and risk management solutions. Our cyber fraud and risk management solutions non-invasively monitor, replay and analyze user behavior to flag and even stop suspicious activity in real time. Our healthcare solutions for patient registration, electronic signature, mobile document and payments allow healthcare organizations to improve business efficiencies, reduce costs and improve care quality. Software revenue for perpetual licenses of our cyber fraud and risk management and healthcare products is typically recorded upon delivery of the software and commencement of the license term. Professional services revenue is recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period which is normally twelve months.
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
We do not track or assign our assets by operating segment.
Segment information for the fiscal years ended June 30, 2019, 2018 and 2017, according to the segment descriptions above, is as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
Segment revenue:
Cloud Solutions (1)	$202,574	$182,290	$154,821
Banking Solutions	93,956	91,851	79,227
Payments and Transactional Documents	106,854	101,372	98,150
Other	18,578	18,583	17,214
Total segment revenue	$421,962	$394,096	$349,412
Segment measure of profit (loss):
Cloud Solutions	$42,927	$37,862	$28,044
Banking Solutions	8,227	9,703	2,901
Payments and Transactional Documents	31,393	28,373	29,832
Other	(5,301)	(2,199)	(3,075)
Total measure of segment profit	$77,246	$73,739	$57,702
——————

(1)
Revenues from our legal spend management solutions were $76.7 million, $65.3 million and $58.6 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively. Revenues from our settlement network solutions were $125.9 million, $117.0 million and $96.2 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

A reconciliation of the measure of segment profit to GAAP income (loss) before income taxes is as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
Total measure of segment profit	$77,246	$73,739	$57,702
Less:
Amortization of acquisition-related intangible assets	(21,336)	(22,076)	(24,246)
Goodwill impairment charge	—	—	(7,529)
Fixed asset charge	—	—	(2,399)
Stock-based compensation plan expense	(41,695)	(34,200)	(31,913)
Acquisition and integration-related expenses	(4,648)	(2,564)	(2,596)
Restructuring expenses	(1,881)	(1,495)	(547)
Legal settlement	—	(1,269)	—
Minimum pension liability adjustments	(264)	(24)	(1,079)
Other non-core (expense) income	(550)	150	223
Global ERP system implementation and other costs	(3,395)	(6,430)	(8,804)
Other expense, net (1)	3,417	(4,706)	(17,086)
Income (loss) before income taxes	$6,894	$1,125	$(38,274)

——————

(1)
On July 1, 2018, we adopted an accounting standard update that changes the classification of certain pension related items. For purposes of this reconciliation of segment profit, we have presented pension related adjustments discretely, not as a component of other expense, net.

The following depreciation and other amortization expense amounts are included in the segment measure of profit:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$11,703	$10,444	$8,078
Banking Solutions	7,865	6,333	7,856
Payments and Transactional Documents	2,986	2,829	3,214
Other	357	388	380
Total depreciation and other amortization expense	$22,911	$19,994	$19,528

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

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
United States	$261,779	$242,170	$219,758
United Kingdom	99,746	91,489	80,421
Switzerland	38,698	39,759	34,957
Other	21,739	20,678	14,276
Total revenues from unaffiliated customers	$421,962	$394,096	$349,412

Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At June 30,
	2019	2018
	(in thousands)
Long-lived assets:
United States	$44,357	$36,374
United Kingdom	32,035	5,586
Other	5,326	3,488
Total long-lived assets	$81,718	$45,448

Note 17—Income Taxes
Provision for Income Taxes
We file U.S. federal income tax returns and returns in various state, local and foreign jurisdictions. Generally, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2001.
Our provision for (benefit from) income taxes consisted of the following:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
Current:
Federal	$56	$(673)	$41
State	123	20	32
Foreign	2,430	1,915	2,786
	2,609	1,262	2,859
Deferred:
Federal	(1,724)	(7,271)	700
State	(441)	687	81
Foreign	(2,982)	(2,881)	(8,777)
	(5,147)	(9,465)	(7,996)
	$(2,538)	$(8,203)	$(5,137)

Our income tax expense (benefit) included a tax benefit of $0.4 million, $0.4 million and $0.3 million in fiscal years 2019, 2018 and 2017, respectively, relating to a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations.
Income (loss) before income taxes by geographic area is as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in thousands)
North America	$9,403	$(29)	$(25,315)
United Kingdom	4,184	7,144	7,263
Continental Europe	2,194	6,062	86
Asia-Pacific and Middle East	(8,887)	(12,052)	(20,308)
	$6,894	$1,125	$(38,274)

     A reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
Tax expense (benefit) at federal statutory rate	21.0%	28.1%	(35.0%)
State taxes, net of federal benefit	(11.1%)	5.5%	(4.0%)
Non-deductible executive compensation	48.4%	90.3%	2.5%
Foreign branch operations, net of foreign tax deductions	9.7%	91.2%	2.7%
Non-deductible acquisition costs	7.2%	26.0%	0.8%
Non-deductible other expenses	6.1%	39.2%	1.6%
Change in valuation allowance	3.7%	(168.9%)	30.3%
Changes in uncertain tax positions	2.0%	12.9%	2.2%
Investment impairment	—%	—%	(29.6%)
Goodwill impairment	—%	—%	6.9%
Tax rate differential on foreign earnings	(4.5%)	(50.7%)	9.3%
Changes in tax laws or rates (1)	(10.8%)	(738.7%)	(0.2%)
Research and development credit	(14.8%)	(33.4%)	(2.9%)
Share-based payments	(94.0%)	(33.4%)	1.2%
Other	0.3%	2.6%	0.8%
	(36.8%)	(729.3%)	(13.4%)
——————
(1)The impact on our effective tax rate due to changes in tax laws or rates includes the revaluation of deferred tax assets, deferred tax liabilities and the corresponding change in our valuation allowance.
The decrease in our effective tax rate compared to the statutory tax rate for the fiscal year ended June 30, 2019 was due to tax benefits associated with share-based compensation and the enactment of legislation that decreased statutory tax rates in Switzerland. The decrease in our effective tax rate compared to the statutory tax rate for the fiscal year ended June 30, 2018 is principally due to the provisions of the Tax Cuts and Jobs Act, which reduced the U.S. federal income tax rate from 35% to 21%. Our blended U.S. federal income tax rate for the fiscal year ended June 30, 2018 was 28.06%. The excess of our effective tax rate over the statutory tax rate for the fiscal year ended June 30, 2017 was primarily due to the inability to benefit U.S. and Swiss losses and our inability to utilize certain foreign tax credits as a reduction to foreign income that is included in our U.S. tax return. This has the effect of taxing certain income twice, resulting in a higher overall tax rate.

Deferred Tax Assets and Liabilities
We recognize deferred tax assets and liabilities based on the differences between their financial reporting and tax basis by applying tax rates that are expected to be in effect when the differences reverse. Significant components of our deferred income taxes are as follows:

	June 30,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$35,049	$37,908
Stock compensation	7,217	4,826
Research and development and other credits	7,183	6,225
Deferred revenue	6,103	4,482
Accrued pension	2,742	3,471
Various accrued expenses	2,731	3,271
Property and equipment	536	160
Unrealized loss - interest swap	349	—
Allowances and reserves	171	216
Other	272	95
Total deferred tax assets	$62,353	$60,654
Valuation allowance	(32,538)	(33,553)
Deferred tax assets, net of valuation allowance	29,815	27,101
Deferred tax liabilities:
Acquired intangible assets	(21,875)	(22,674)
Property and equipment, inclusive of capitalized software	(12,205)	(11,361)
Unrealized gain - interest swap	—	(717)
Unremitted foreign earnings	—	(475)
Capitalized Costs	(5,805)	—
Other	(275)	(241)
Total deferred tax liabilities	(40,160)	(35,468)
Net deferred tax liabilities	$(10,345)	$(8,367)

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
At June 30, 2019, we had U.S. net operating loss carryforwards of $107.4 million, of which $104.1 million expire at various times through fiscal year 2037 and $3.3 million have no statutory expiration date.
From a foreign tax perspective, we had Switzerland net operating losses of $1.3 million, which expire in fiscal year 2024 and other foreign net operating loss carryforwards of $27.9 million, primarily in Europe and Israel, which have no statutory expiration date.
We utilized approximately $14.3 million of net operating losses in fiscal year 2019, consisting of $2.3 million utilized in the U.S. and $12.0 million utilized in our foreign operations, predominantly in continental Europe.

We have approximately $7.2 million of research and development tax credit carryforwards available, which expire at various points through fiscal year 2039. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.
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
At June 30, 2019, we had a $32.5 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts. The valuation allowance decreased by $1.1 million in fiscal year 2019 due predominantly to the recognition during the year of certain deferred tax liabilities against which we expect a portion of the deferred tax assets to be realized. The deferred tax liabilities arose as a result of fiscal 2019 business acquisitions as well as through the transition accounting for the new revenue recognition standard.
Uncertain Tax Positions
As of June 30, 2019, we had approximately $9.9 million of total gross unrecognized tax benefits, of which approximately $1.3 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. Approximately $5.7 million of the gross unrecognized tax benefits resulted in reductions to the deferred tax asset relating to net operating losses and to the valuation allowance, and approximately $2.9 million of the gross unrecognized tax benefits resulted in a reduction to tax credit carryforwards and other deferred tax assets. We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.4 million, as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.
A summary of the changes in the gross amount of unrecognized tax benefits is shown below:

(in thousands)
Balance at July 1, 2016	$7,809
Additions related to current year tax positions	1,160
Additions related to prior year tax positions	13
Reductions due to lapse of statute of limitations	(335)
Foreign currency translation	9
Balance at July 1, 2017	8,656
Additions related to current year tax positions	1,041
Reductions related to prior year tax positions	(85)
Reductions due to lapse of statute of limitations	(432)
Reductions due to audit closure	(122)
Change in tax rates	(368)
Foreign currency translation	11
Balance at July 1, 2018	8,701
Additions related to current year tax positions	1,257
Additions related to prior year tax positions	56
Reductions due to lapse of statute of limitations	(377)
Change in tax rates	319
Foreign currency translation	(43)
Balance at July 1, 2019	$9,913

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

U.S. Tax Cuts and Jobs Act
The U.S. Tax Cuts and Jobs Act (the Tax Act) was signed into U.S. law on December 22, 2017 and made broad and complex changes to the U.S. tax code. This legislation contained a variety of income tax changes, including a reduction to the federal corporate income tax rate from 35% to 21%, a repeal of the corporate alternative minimum tax, a one-time transition tax on accumulated foreign earnings, a move to a territorial tax system, a limitation on the tax deductibility of interest expense and an acceleration of tax deductions for qualifying capital expenditures. In summary, as a consequence of the Tax Act:

•	We did not incur any transition tax liability as we are in an accumulated deficit position with respect to our foreign subsidiaries.

•
We reduced the carrying value of our net deferred tax liabilities to reflect the impact of lower future income tax rates and recognized a non-recurring income tax benefit of $3.7 million during the fiscal year ended June 30, 2018.

•	We recognized a non-recurring income tax benefit for Refundable Alternative Minimum Tax in the amount of $0.7 million during the fiscal year ended June 30, 2018.

•
We determined that a portion of our indefinite-lived deferred tax liabilities could be used as a source of taxable income when assessing the realizability of future indefinite-lived net operating loss carryforwards. Accordingly, we recognized a non-recurring income tax benefit of $4.1 million through a reduction to our valuation allowance in the fiscal year ended June 30, 2018.

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

Note 18—Guarantees
We generally offer a standard warranty on our products and services, specifying that our software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, we offer, as an element of our standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs arising from claims of patent, copyright, trademark or other similar infringements by our software products. At June 30, 2019 and 2018, warranty accruals were not significant.
Certain of our arrangements with customers include clauses whereby we may be subject to penalties for failure to meet certain service level requirements; however, we have not incurred any related material penalties to date.

Note 19—Subsequent Events
On August 5, 2019, we announced that our board of directors had authorized a repurchase program of our common stock for an aggregate repurchase price of $50 million, including a commitment to repurchase at least $10 million of our common stock by September 30, 2019.

Note 20—Quarterly Financial Data (unaudited)
The following table contains selected quarterly financial data for the fiscal years ended June 30, 2019 and 2018. The quarterly earnings per share information is computed separately for each period. Therefore, the sum of the quarterly per share amounts may differ from the total year per share amounts.

	For the quarters ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
	(in thousands, except per share data)
Revenues	$91,296	$95,195	$101,136	$106,469	$102,437	$104,846	$106,438	$108,241
Gross profit (1)	50,737	54,020	55,341	60,556	57,307	59,865	60,725	61,346
Net income (loss) (2) (3) (4)	$(4,241)	$3,088	$(1,002)	$11,483	$(918)	$5,969	$824	$3,557
Basic net income (loss) per share	$(0.11)	$0.08	$(0.03)	$0.30	$(0.02)	$0.15	$0.02	$0.09
Diluted net income (loss) per share	$(0.11)	$0.08	$(0.03)	$0.28	$(0.02)	$0.14	$0.02	$0.09
Shares used in computing basic net income (loss) per share	37,730	38,087	38,348	38,743	39,689	40,635	40,911	41,214
Shares used in computing diluted net income (loss) per share	37,730	39,344	38,348	40,316	39,689	41,739	41,625	41,813
——————

(1)
On July 1, 2018 we adopted an accounting standard update that changed the classification of certain pension related items. This accounting standard was adopted retrospectively. Accordingly, pension related benefits of approximately $0.1 million were reclassified from gross profit to other expense, net for each of the quarters ended September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018.

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

(4)
We liquidated a $0.4 million cost method investment in the quarter ended June 30, 2019. As a result of the sale, we recorded $7.3 million in other income in our consolidated statement of comprehensive income (loss).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
Based on our assessment, management concluded that, as of June 30, 2019, the Company’s internal control over financial reporting is effective based on those criteria.
As allowed by SEC guidance, management excluded from its assessment the operations of Experian Limited and BankSight Software Systems, Inc., which were acquired in March and June of 2019, respectively, and which represented approximately 3 percent and 1 percent of our total assets, respectively, primarily consisting of goodwill and other intangible assets which arose from the acquisitions, and less than 1 percent of our total revenues, each, as of and for the fiscal year ended June 30, 2019.
The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting, which is included within Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
See Information about our Executive Officers and Other Key Employees in Part I of this Annual Report on Form 10-K. We will file with the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2019. The information required by this item is incorporated herein by reference to the information contained under the captions Proposal I - Election of Class III Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance of the Proxy Statement.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the information contained under the captions Employment and Other Agreements and Potential Payments Upon Termination or Change in Control, Proposal I - Election of Class III Directors, Corporate Governance and Certain Relationships and Related Transactions of the Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required to be disclosed by this item is incorporated herein by reference to the information contained under the captions Principal Accounting Fees and Services and Pre-Approval Policies and Procedures of the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K	42
(2)	Financial Statement Schedule for the Fiscal Years Ended June 30, 2019, 2018 and 2017: Schedule II-Valuation and Qualifying Accounts	95

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)	Exhibits:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of May 3, 2019, by and among the Registrant, Engagement Acquisition Corp., BankSight Software Systems, Inc., and solely in his capacity as Company Equityholder Representative, Brian Stone	8-K	000-25259	2.1	6/6/2019

2.2	Stock Purchase and Vesting Agreement by and between Bottomline Technologies (de), Inc. and Brian Stone	8-K	000-25259	2.2	6/6/2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	000-25259	3.1	1/18/2013

3.2	Amended and Restated By-Laws of the Registrant, as amended.	10-K	000-25259	3.2	9/12/2007

4.1	Specimen Certificate for Shares of Common Stock.	S-1	333-67309	4.1	1/7/1999

4.2	Warrant dated September 14, 2009 issued by the Registrant to Bank of America, N.A.	10-Q	000-25259	4.1	11/9/2009

4.3	Registration Rights Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	4.2	11/9/2009

4.4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	Sublease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.35	9/28/2000

10.2	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.52	9/30/2002

10.3	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.	10-Q	000-25259	10.1	11/13/2001

10.4	Third Amendment to Sublease, effective as of June 30, 2010, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.45	9/10/2010

10.5	Fourth Amendment to Sublease, effective as of April 1, 2012, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.7	8/27/2012

10.6	Fifth Amendment to Sublease, effective as of March 12, 2014, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.8	8/28/2014

10.7	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/14/2002

10.8	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.5	2/14/2002

10.9	Credit Agreement dated as of December 9, 2016 among the Registrant; the domestic subsidiaries of the Registrant identified therein from time to time party thereto as guarantors; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and the Lenders identified therein from time to time party thereto.	8-K	000-25259	10.1	12/14/2016

10.10	First Amendment to Credit Agreement, dated as of July 16, 2018, to Credit Agreement, dated as of December 9, 2016, among the Registrant, the domestic subsidiaries of Bottomline Technologies (de), Inc. identified therein from time to time party thereto as guarantors; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and the Lenders identified therein from time to time party thereto	10-Q	000-25259	10.1	11/9/2018

10.11#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.	S-1	333-67309	10.3	11/13/1998

10.12#	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan.	10-Q	000-25259	10.1	2/9/2006

10.13#	2009 Stock Incentive Plan, as amended.	8-K	000-25259	99.2	11/19/2018

		Incorporated by Reference
10.14#	Form of Restricted Stock Agreement for UK Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.1	5/7/2010

10.15#	Form of Restricted Stock Agreement for Robert A. Eberle under 2009 Stock Incentive Plan.	10-Q	000-25259	10.2	5/7/2010

10.16#	Form of Restricted Stock Agreement for US Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.3	5/7/2010

10.17#	Form of Stock Option Agreement for US Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.5	5/7/2010

10.18#	Form of Stock Option Agreement for UK Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.6	5/7/2010

10.19#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.	10-K	000-25259	10.16	9/14/2004

10.20#	Amended and Restated 2000 Employee Stock Purchase Plan.	8-K	000-25259	99.2	11/19/2010

10.21#	Form of Restricted Stock Agreement for Non-Employee Directors under 2009 Stock Incentive Plan.	10-Q	000-25259	10.4	5/7/2010

10.22#	2018 Israeli Special Purpose Stock Incentive Plan	8-K	000-25259	99.4	11/19/2018

10.23	Form of Indemnification Letter dated as of September 21, 2000.	10-Q	000-25259	10.1	11/14/2000

10.24#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Joseph L. Mullen.	10-Q	000-25259	10.1	2/12/2003

10.25#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.2	2/12/2003

10.26#	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amendment and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002.	10-Q	000-25259	10.1	11/8/2005

10.27#	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amendment and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002.	10-Q	000-25259	10.2	11/8/2005

10.28#	Letter Agreement dated as of November 16, 2006 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.4	2/8/2007

10.29#	Letter Agreement dated November 18, 2010 with Joseph L. Mullen	10-Q	000-25259	10.1	2/7/2011

10.30#	Amendment dated November 17, 2016 to Letter Agreement dated November 18, 2010 with Joseph L. Mullen	10-Q	000-25259	10.3	2/8/2017

10.31#	Service Agreement dated November 22, 1999 between Bottomline Technologies Limited and Nigel Savory.	10-Q/A	000-25259	10.1	11/8/2010

10.32#	Deed of Variation to Service Agreement dated February 18, 2011 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	5/6/2011

10.33#	Letter Agreement dated as of December 23, 2008 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.2	2/6/2009

10.34#	Employment Agreement dated October 10, 2011 between the Registrant and Norman J. Deluca	10-Q	000-25259	10.1	5/8/2015

10.35#	Employment Agreement dated March 31, 2015 between the Registrant and Richard D. Booth.	8-K	000-25259	10.1	5/5/2015

10.36#	Executive Retention Agreement dated as of August 5, 2016 between the Registrant and John F. Kelly	8-K	000-25259	10.1	8/5/2016

10.37#	Form of Indemnification Agreement	8-K	000-25259	10.1	11/24/2015

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.					X

32.1	Section 1350 Certification of Principal Executive Officer.					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document .					X

Incorporated by Reference

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.		X

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document .		X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
——————

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended June 30, 2019, 2018 and 2017, (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2019, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Fiscal Years Ended June 30, 2019, 2018 and 2017

	Activity
Fiscal Year Ended	Balance at Beginning of Year	(Charged to Revenue, Costs and Expenses)	Additions and Recoveries (1)	Deductions (2)	Balance at End of Year
	(in thousands)
June 30, 2019	$996	220	1	(393)	$824
June 30, 2018	$923	238	2	(167)	$996
June 30, 2017	$982	121	—	(180)	$923
——————

(1)	Additions primarily represent increases to the allowance for doubtful accounts balance as a result of the impact of increases in foreign currency exchange rates.

(2)	Deductions are principally write-offs as well as the impact of decreases in foreign currency exchange rates.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOTTOMLINE TECHNOLOGIES (DE), INC.

Date:	August 29, 2019	By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ JOSEPH L. MULLEN	Chairman of the Board	August 29, 2019
Joseph L. Mullen
/s/ ROBERT A. EBERLE	President, Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2019
Robert A. Eberle
/s/ RICHARD D. BOOTH	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 29, 2019
Richard D. Booth
/s/ KENNETH J. D’AMATO	Director	August 29, 2019
Kenneth J. D’Amato
/s/ PETER GIBSON	Director	August 29, 2019
Peter Gibson
/s/ JENNIFER M. GRAY	Director	August 29, 2019
Jennifer M. Gray
/s/ PAUL H. HOUGH	Director	August 29, 2019
Paul H. Hough
/s/ JEFFREY C. LEATHE	Director	August 29, 2019
Jeffrey C. Leathe
/s/ BENJAMIN E. ROBINSON III	Director	August 29, 2019
Benjamin E. Robinson III