Form 10-Q
period 2019-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2019-11-08
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-Q
——————
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
——————
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of October 31, 2019 was 43,965,634.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)
	September 30,	June 30,
	2019	2019

ASSETS
Current assets:
Cash and cash equivalents	$84,751	$92,164
Cash held for customers	7,069	5,637
Marketable securities	10,137	7,541
Accounts receivable net of allowances for doubtful accounts of $850 at September 30, 2019 and $824 at June 30, 2019	65,409	77,285
Prepaid expenses and other current assets	33,043	30,434
Total current assets	200,409	213,061
Property and equipment, net	60,528	54,541
Operating lease right-of-use assets, net	25,224	—
Goodwill	204,396	206,101
Intangible assets, net	160,749	168,349
Other assets	28,090	27,177
Total assets	$679,396	$669,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,569	$10,947
Accrued expenses and other current liabilities	41,336	33,945
Customer account liabilities	7,069	5,637
Deferred revenue	63,213	75,097
Total current liabilities	123,187	125,626
Borrowings under credit facility	110,000	110,000
Deferred revenue, non-current	15,870	17,062
Operating lease liabilities, non-current	21,993	—
Deferred income taxes	8,652	10,345
Other liabilities	24,758	26,819
Total liabilities	304,460	289,852
Stockholders' equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-47,385 at September 30, 2019 and 46,995 at June 30, 2019; outstanding shares-41,532 at September 30, 2019 and 41,315 at June 30, 2019	47	47
Additional paid-in-capital	733,312	721,438
Accumulated other comprehensive loss	(49,972)	(43,593)
Treasury stock: 5,853 shares at September 30, 2019 and 5,680 shares at June 30, 2019, at cost	(135,701)	(127,095)
Accumulated deficit	(172,750)	(171,420)
Total stockholders' equity	374,936	379,377
Total liabilities and stockholders' equity	$679,396	$669,229

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2019	2018

Revenues:
Subscriptions	$80,066	$69,768
Software licenses	2,576	4,512
Service and maintenance	24,825	27,405
Other	709	752
Total revenues	108,176	102,437
Cost of revenues:
Subscriptions	32,765	31,669
Software licenses	161	231
Service and maintenance	13,053	12,706
Other	516	524
Total cost of revenues	46,495	45,130
Gross profit	61,681	57,307
Operating expenses:
Sales and marketing	25,688	23,022
Product development and engineering	18,349	16,565
General and administrative	13,345	13,865
Amortization of acquisition-related intangible assets	4,950	5,326
Total operating expenses	62,332	58,778
Loss from operations	(651)	(1,471)
Other expense, net	(713)	(781)
Loss before income taxes	(1,364)	(2,252)
(Provision for) benefit from income taxes	(3)	1,334
Net loss	$(1,367)	$(918)
Basic and diluted net loss per share:	$(0.03)	$(0.02)
Shares used in computing basic and diluted net loss per share:	41,487	39,689
Other comprehensive loss, net of tax:
Unrealized loss on available for sale securities	(3)	(2)
Change in fair value on interest rate hedging instruments	(677)	327
Minimum pension liability adjustments	180	(46)
Foreign currency translation adjustments	(5,879)	(1,367)
Other comprehensive loss, net of tax:	(6,379)	(1,088)
Comprehensive loss	$(7,746)	$(2,006)

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2019	46,995	$47	$721,438	$(43,593)	5,680	$(127,095)	$(171,420)	$379,377
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	13	—	775	—	(60)	1,399	—	2,174
Vesting of restricted stock awards	377	—	—	—	—	—	—	—
Repurchase of common stock to be held in treasury	—	—	—	—	233	(10,005)	—	(10,005)
Stock compensation plan expense	—	—	11,099	—	—	—	—	11,099
Minimum pension liability adjustments, net of tax	—	—	—	180	—	—	—	180
Net loss	—	—	—	—	—	—	(1,367)	(1,367)
Cumulative effect of adoption of updated lease standard	—	—	—	—	—	—	37	37
Unrealized loss on available for sale securities, net of tax	—	—	—	(3)	—	—	—	(3)
Change in fair value on interest rate hedging instruments	—	—	—	(677)	—	—	—	(677)
Foreign currency translation adjustment	—	—	—	(5,879)	—	—	—	(5,879)
Balance at September 30, 2019	47,385	$47	$733,312	$(49,972)	5,853	$(135,701)	$(172,750)	$374,936

Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2018	44,834	$45	$678,549	$(30,633)	5,806	$(129,914)	$(207,115)	$310,932
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	17	—	20	—	(76)	1,698	—	1,718
Vesting of restricted stock awards	390	—	—	—	—	—	—	—
Stock compensation plan expense	—	—	12,361	—	—	—	—	12,361
Warrant settlements	895	1	(5)	—	—	—	—	(4)
Minimum pension liability adjustments, net of tax	—	—	—	(46)	—	—	—	(46)
Net loss	—	—	—	—	—	—	(918)	(918)
Cumulative effect of adoption of updated revenue recognition standard	—	—	—	—	—	—	26,263	26,263
Unrealized loss on available for sale securities	—	—	—	(2)	—	—	—	(2)
Change in fair value on interest rate hedging instruments	—	—	—	327	—	—	—	327
Foreign currency translation adjustment	—	—	—	$(1,367)	—	—	—	$(1,367)
Balance at September 30, 2018	46,136	$46	$690,925	$(31,721)	5,730	$(128,216)	$(181,770)	$349,264

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(1,367)	$(918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	4,950	5,326
Stock-based compensation plan expense	11,044	12,342
Depreciation and other amortization	6,092	5,640
Gain on sale of cost-method investment	—	(237)
Deferred income tax benefit	(368)	(1,794)
Provision for allowances on accounts receivable	67	44
Amortization of debt issuance costs	103	104
Amortization of discount on investments	(28)	(37)
Loss on disposal of equipment	35	592
Loss on foreign exchange	259	126
Changes in operating assets and liabilities:
Accounts receivable	11,025	5,239
Prepaid expenses and other current assets	(3,268)	(2,031)
Operating lease right-of-use asset, net	975	—
Other assets	(1,077)	(955)
Accounts payable	1,214	246
Accrued expenses	(571)	(2,828)
Operating lease liabilities	(823)	—
Customer account liabilities	1,609	496
Deferred revenue	(11,969)	(9,086)
Other liabilities	210	(287)
Net cash provided by operating activities	18,112	11,982
Investing activities:
Acquisition of businesses and assets, net of cash and restricted cash acquired	—	(8,895)
Purchases of other investments	(87)	—
Proceeds from sale of cost-method investment	—	237
Purchases of available-for-sale securities	(6,274)	(2,665)
Proceeds from sales of available-for-sale securities	3,700	2,700
Capital expenditures, including capitalization of software costs	(11,449)	(8,378)
Net cash used in investing activities	(14,110)	(17,001)
Financing activities:
Repurchase of common stock	(10,005)	—
Repayment of amounts borrowed under revolving credit facility	—	(40,000)
Repayment of notes payable	(182)	(183)
Settlement of warrants	—	(4)
Debt issuance costs related to credit facility	—	(597)
Proceeds from exercise of stock options and employee stock purchase plan	2,174	1,718
Net cash used in financing activities	(8,013)	(39,066)
Effect of exchange rate changes on cash	(1,970)	(946)
Decrease in cash, cash equivalents and restricted cash	(5,981)	(45,031)
Cash, cash equivalents and restricted cash at beginning of period	97,801	124,613
Cash, cash equivalents and restricted cash at end of period	$91,820	$79,582

Cash and cash equivalents at end of period	$84,751	$76,371

Cash held for customers at end of period	7,069	3,211
Cash, cash equivalents and restricted cash at end of period	$91,820	$79,582
Supplemental disclosures of non-cash financing activities:
Issuance of common stock upon settlement of the warrants	$—	$55,796

See accompanying notes.

Bottomline Technologies (de), Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019
Note 1—Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies (de), Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2020. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2019.
Note 2—Recent Accounting Pronouncements
Recently Adopted Pronouncements
Leases: In February 2016, the Financial Accounting Standards Board (FASB) issued an accounting standard update which requires balance sheet recognition of a lease liability and a corresponding right-of-use (ROU) asset for all leases unless, as a policy election, a lessee elects not to apply the standard to short-term leases. The pattern of recognition of lease related revenue and expenses will be dependent on its classification. We adopted the standard on July 1, 2019 and elected the package of practical expedients which permitted us not to reassess prior conclusions regarding lease identification, lease classification and treatment of initial direct costs. For all asset classes, we adopted the lessee practical expedient to combine lease and non-lease components and made a policy election not to recognize a ROU asset or lease liability for leases with a term less than twelve months. We also availed ourselves of the adoption expedient not to adjust our comparative period financial statements for the effects of the new standard or make additional disclosures for periods prior to the effective date.
The adoption of the new lease standard resulted in the recognition of operating right-of-use assets and operating lease liabilities of $26.7 million and $29.0 million, respectively, in our consolidated balance sheet. The difference between the right-of-use assets and lease liabilities is primarily related to the reclassification of deferred rent on our balance sheet at the date of adoption. The adoption of this standard did not have a material impact on our consolidated statements of comprehensive loss or consolidated statements of cash flows.
Please refer to Note 10 Commitments and Contingencies for discussion of the adoption of this new standard.
Derivatives and Hedging: In August 2017, the FASB issued an accounting standard update that more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The guidance expands hedge accounting for both nonfinancial and financial risk components and refines the measurement of hedge results to better reflect an entity's hedging strategies. In October 2018, the FASB issued an accounting standard update to expand the list of United States benchmark interest rates permitted in the application of hedge accounting. The revised standard allows the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes. We adopted this standard effective July 1, 2019 and it did not have an impact on our financial statements.
Share-Based Compensation - Nonemployee Share-Based Payment Accounting: In June 2018, the FASB issued an accounting standard update to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. Under the revised standard, measurement of nonemployee awards will be fixed at the grant date by estimating the fair value of the equity instruments to be issued. Additionally, during the vesting period, nonemployee awards that contain a performance condition that affects the quantity or other terms of the award will be measured based on the probable outcome. Upon adoption, entities must recognize a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption for equity-classified nonemployee awards for which a measurement date has not been established and liability-classified nonemployee awards that have not been settled. We adopted this standard effective July 1, 2019 and it did not have an impact on our financial statements.
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
Goodwill Impairment: In January 2017, the FASB issued an accounting standard update to simplify the test for goodwill impairment which removes step 2 from the goodwill impairment test. Under the revised standard, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for us on July 1, 2020 on a prospective basis, with early adoption permitted. We do not currently expect the adoption of this standard to have a material impact on our financial statements and we do not expect to early adopt the standard.
Note 3—Revenue Recognition
Disaggregation of Revenue
The tables below present our revenue disaggregated by major product category and the related financial statement classification of revenue for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
	Settlement Network Solutions (1)	Legal Spend Management Solutions (1)	Banking Solutions	Payments and Transactional Documents	Healthcare (2)	Other (2)	Total
	(in thousands)
Financial statement classification:
Subscriptions	$27,247	$20,574	$18,373	$12,880	$844	$148	$80,066
Software licenses	187	—	516	1,327	195	351	2,576
Service and maintenance	4,821	—	5,280	11,871	829	2,024	24,825
Other	—	—	—	693	16	—	709
Total revenues	$32,255	$20,574	$24,169	$26,771	$1,884	$2,523	$108,176

	Three Months Ended September 30, 2018
	Settlement Network Solutions (1)	Legal Spend Management Solutions (1)	Banking Solutions	Payments and Transactional Documents	Healthcare (2)	Other (2)	Total
	(in thousands)
Financial statement classification:
Subscriptions	$24,282	$18,396	$15,666	$10,569	$826	$29	$69,768
Software licenses	572	—	1,326	2,154	419	41	4,512
Service and maintenance	6,325	—	5,260	12,759	898	2,163	27,405
Other	—	—	—	752	—	—	752
Total revenues	$31,179	$18,396	$22,252	$26,234	$2,143	$2,233	$102,437
——————
(1) Cloud Solutions segment
(2) Other segment
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2019 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of SaaS hosting/subscription obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations. During the three months ended September 30, 2019 and 2018, the amount of revenue recognized from performance obligations satisfied in prior periods was not significant.
Revenue allocated to remaining performance obligations was $391.2 million as of September 30, 2019 of which we expect to recognize approximately $149.0 million over the next twelve months and the remainder thereafter. We exclude from our measure of remaining performance obligations amounts related to future transactional or usage-based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services.

Contract Assets and Liabilities
The table below presents our accounts receivable, contract assets and deferred revenue balances as of June 30, 2019 and September 30, 2019.

	September 30,	June 30,
	2019	2019	$ Change
	(in thousands)
Accounts receivable	$65,409	$77,285	$(11,876)
Contract assets	5,747	5,135	612
Deferred revenue	79,083	92,159	(13,076)

Accounts receivable include amounts related to our contractual right to consideration for both completed and partially completed performance obligations, including amounts that may not have been invoiced. Contract assets arise when we recognize revenue in excess of amounts billed to the customer and the right to payment is contingent on conditions other than simply the passage of time, such as the future completion of a related performance obligation. Contract assets are classified in our consolidated balance sheets as other current assets for those contract assets with amortization periods of one year or less and other assets for contract assets with amortization periods greater than one year. Deferred revenue consists of billings or customer payments in excess of amounts recognized as revenue.
The decrease in deferred revenue at September 30, 2019 as compared to June 30, 2019 reflects the impact on deferred revenue of our recognition of revenue from maintenance contracts, a significant portion of which are billed on a calendar year basis, as well as the impact of foreign exchange changes.
For the three months ended September 30, 2019 and 2018, we recognized $34.0 million and $27.1 million in revenue from amounts that were included in deferred revenue as of June 30, 2019 and 2018, respectively.

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
At September 30, 2019 and June 30, 2019, our assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2019				June 30, 2019
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$263	$—	$—	$263	$2,807	$—	$—	$2,807
Available for sale securities - Debt
Government - U.S.	—	10,077	—	10,077	—	7,479	—	7,479
Total assets	$263	$10,077	$—	$10,340	$2,807	$7,479	$—	$10,286
Liabilities
Short-term derivative interest rate swap	$—	$233	$—	$233	$—	$37	$—	$37
Long-term derivative interest rate swap	$—	$1,729	$—	$1,729	$—	$1,248	$—	$1,248
Total liabilities	$—	$1,962	$—	$1,962	$—	$1,285	$—	$1,285

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

•	Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at September 30, 2019 and June 30, 2019, approximated fair value.

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

•
The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.1 million and $1.2 million at September 30, 2019 and June 30, 2019, respectively, which approximated their fair value.

•
We have certain other investments for which there is no readily determinable fair value. The carrying value of these investments was $0.8 million and $0.7 million at September 30, 2019 and June 30, 2019, respectively, and they are reported as a component of our other assets. These investments are recorded at cost, less impairment (if any), plus or minus adjustments for observable price changes.

•
We have borrowings of $110 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at September 30, 2019, as the instrument carries a variable rate of interest which reflects current market rates.

Marketable Securities
The table below presents information regarding our marketable securities by major security type as of September 30, 2019 and June 30, 2019.

	September 30, 2019			June 30, 2019
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	$60	$10,077	$10,137	$62	$7,479	$7,541
Total marketable securities	$60	$10,077	$10,137	$62	$7,479	$7,541

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

September 30, 2019
(in thousands)
Due within 1 year	$10,077
Due in 1 year through 5 years	—
Total	$10,077

All of our available for sale marketable securities are classified as current assets.
The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of September 30, 2019 and June 30, 2019, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At September 30, 2019		At June 30, 2019
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government—U.S.	$1,991	$(1)	$800	$(1)
Total	$1,991	$(1)	$800	$(1)

Note 5—Business and Asset Acquisitions
Fiscal Year 2019
During the fiscal year ended June 30, 2019, we completed three business acquisitions for aggregate purchase consideration of $24.5 million.

BankSight Software Systems
On June 3, 2019, we acquired the remaining capital stock of BankSight Software Systems, Inc. (BankSight) for $2.8 million in cash and the issuance of 40,000 shares of our common stock. The common stock had vesting conditions tied to the continued employment of a prior stockholder of BankSight and was therefore excluded from the purchase price allocation. Prior to the acquisition, we had a pre-existing relationship with BankSight in the form of a minority investment in preferred stock of BankSight in the amount of $3.5 million. The carrying value of our prior investment approximated its fair value at the time of our acquisition and the total fair value we paid to acquire the outstanding capital stock of BankSight, $6.3 million, was allocated to assets acquired and liabilities assumed. BankSight’s operating results are included in our Banking Solutions segment from the date of the acquisition forward and did not have a material impact on our revenue or net income (loss).
At September 30, 2019 we were still obtaining fair value estimates for the intangible assets acquired. In the preliminary allocation of the purchase price at September 30, 2019, we recorded $4.7 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $1.7 million, consisting primarily of technology related assets, are being amortized over a weighted average estimated useful life of 11 years.
Experian Limited
On March 6, 2019, we acquired certain technology assets and customer related assets from Experian Limited (Experian) for 9.5 million British Pound Sterling (approximately $12.6 million based on the exchange rate in effect at the acquisition date). In the allocation of the purchase price, we recorded $1.7 million of goodwill, which is not deductible for income tax purposes, which arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $12.8 million, consisting primarily of customer related assets, are being amortized over a weighted average estimated useful life of 11 years. Experian’s operating results are included in our Payments and Transactional Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or net income (loss).
In May 2019 we were notified by the United Kingdom's (UK) Competition and Markets Authority (CMA) that it was reviewing our acquisition of these assets from Experian to assess whether the acquisition could result in a substantial lessening of competition. We have since been in an iterative process with the CMA, answering questions about the nature of assets acquired and the overall markets in which the assets will be deployed. The CMA review process is in its second and final phase which is scheduled to conclude in April 2020.
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
EMEA Headquarters
In January 2019, we purchased a building in Reading, UK for a base purchase price of 16 million British Pound Sterling (approximately $20.7 million based on the exchange rate in effect at the acquisition date), funded with existing cash on hand. When it is ready for its intended use, which we expect will be during the quarter ending December 31, 2019, the building will ultimately replace our current Reading, UK building as our European headquarters.

Note 6—Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2019	2018
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net loss	$(1,367)	$(918)
Denominator:
Shares used in computing basic and diluted net loss per share attributable to common stockholders	41,487	39,689
Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.02)

For the three months ended September 30, 2019, approximately 2.3 million shares of unvested restricted stock and stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.
For the three months ended September 30, 2018, approximately 2.8 million shares of unvested restricted stock and stock options and warrants for up to 85 thousand shares of our common stock were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.
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
We do not track or assign our assets by operating segment.
Segment information for the three months ended September 30, 2019 and 2018 according to the segment descriptions above, is as follows:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Segment revenue:
Cloud Solutions	$52,829	$49,575
Banking Solutions	24,169	22,252
Payments and Transactional Documents	26,771	26,234
Other	4,407	4,376
Total segment revenue	$108,176	$102,437
Segment measure of profit (loss):
Cloud Solutions	$11,107	$10,292
Banking Solutions	535	2,062
Payments and Transactional Documents	7,701	8,081
Other	(1,866)	(1,013)
Total measure of segment profit	$17,477	$19,422

A reconciliation of the measure of total segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Total measure of segment profit	$17,477	$19,422
Less:
Amortization of acquisition-related intangible assets	(4,950)	(5,326)
Stock-based compensation plan expense	(11,044)	(12,342)
Acquisition and integration-related expenses	(1,697)	(883)
Restructuring benefit (expense)	25	(577)
Other non-core benefit	14	—
Global ERP system implementation and other costs	(224)	(1,581)
Other expense, net of pension adjustments	(965)	(965)
Loss before income taxes	$(1,364)	$(2,252)

The following depreciation and other amortization expense amounts are included in the measure of segment profit:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$3,155	$2,929
Banking Solutions	2,095	1,856
Payments and Transactional Documents	659	758
Other	183	97
Total depreciation and other amortization expense	$6,092	$5,640

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

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Revenues from unaffiliated customers:
United States	$69,020	$62,881
United Kingdom	24,967	24,367
Switzerland	9,760	9,993
Other	4,429	5,196
Total revenues from unaffiliated customers	$108,176	$102,437

Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At September 30,	At June 30,
	2019	2019
	(in thousands)
Long-lived assets:
United States	$62,476	$44,357
United Kingdom	39,020	32,035
Other	12,325	5,326
Total long-lived assets	$113,821	$81,718

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
Provision for Income Taxes
We recorded income tax expense of $3,000 and an income tax benefit of $1.3 million for the three months ended September 30, 2019 and 2018, respectively. In the three months ended September 30, 2019, the income tax expense recorded was principally associated with the U.S. deferred tax consequences arising from our acquisition of BankSight, offset by an income tax benefit attributable to our loss before income tax for the three months ended September 30, 2019. The income tax benefit for the three months ended September 30, 2018 was principally associated with our U.S. and Israeli operations, offset by income tax expense principally associated with our UK and Swiss operations.
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
At September 30, 2019, we had a total valuation allowance of $33.4 million against our deferred tax assets given the uncertainty of recoverability of these amounts.

Note 9—Goodwill and Other Intangible Assets
Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. We perform an impairment test of goodwill during the fourth quarter of each fiscal year or sooner, if indicators of potential impairment arise.
At September 30, 2019, the carrying value of goodwill for all of our reporting units was $204.4 million.
The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$216,921	$(146,367)	$70,554	8.1
Core technology	130,977	(91,160)	39,817	7.3
Other intangible assets	21,827	(19,084)	2,743	4.9
Capitalized software development costs	24,065	(10,971)	13,094	2.8
Software (1)	71,954	(37,413)	34,541	4.0
Total	$465,744	$(304,995)	$160,749
Unamortized intangible assets:
Goodwill			204,396
Total intangible assets			$365,145

	As of June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$219,893	$(145,144)	$74,749	8.5
Core technology	130,226	(90,017)	40,209	7.4
Other intangible assets	25,712	(19,030)	6,682	5.0
Capitalized software development costs	23,213	(10,006)	13,207	3.0
Software (1)	72,018	(38,516)	33,502	4.2
Total	$471,062	$(302,713)	$168,349
Unamortized intangible assets:
Goodwill			206,101
Total intangible assets			$374,450
——————

(1)	Software includes purchased software and software developed for internal use.
Estimated amortization expense for the remainder of fiscal year 2020 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of September 30, 2019, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2020	$14,862	$2,915	$8,111
2021	18,493	3,887	7,568
2022	16,588	3,887	5,755
2023	15,179	1,033	3,875
2024	13,521	376	2,413
2025 and thereafter	34,471	—	1,548

Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.
The following table represents a rollforward of our goodwill balances, by reportable segment:

	Cloud Solutions	Banking Solutions	Payments and Transactional Documents	Other	Total
	(in thousands)
Balance at June 30, 2019 (1)	$90,307	$39,451	$68,149	$8,194	$206,101
Measurement period adjustment (2)	—	1,136	—	—	1,136
Impact of foreign currency translation	(1,296)	—	(1,545)	—	(2,841)
Balance at September 30, 2019 (1)	$89,011	$40,587	$66,604	$8,194	$204,396
——————

(1)	Other goodwill balance is net of $7.5 million accumulated impairment losses, recorded previously.

(2)	The measurement period adjustment during the three months ended September 30, 2019 relates to our BankSight acquisition. See Note 5 Business and Asset Acquisitions.
There can be no assurance that there will not be impairment charges in future periods as a result of future impairment reviews. To the extent that future impairment charges occur, it would likely have a material impact on our financial results.

Note 10—Commitments and Contingencies
Leases
On July 1, 2019, we adopted the new accounting standard related to leases. We determine if any arrangement is, or contains, a lease at its inception based on whether or not we have the right to control the asset during the contract period. We are a lessee in any lease contract when we obtain the right to control the asset.
We determine the lease term by assuming the exercise of options that are reasonably certain. Leases with a lease term of 12 months or less at inception are not reflected in our balance sheet and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than 12 months are reflected as non-current right-of-use assets and current and non-current lease liabilities in our consolidated balance sheets. Current lease liabilities are classified as a component of accrued expenses and other current liabilities.
As the implicit interest rate in our leases is generally not known, we use our incremental borrowing rate as the discount rate for purposes of determining the present value of our lease liabilities. Our determination of the incremental borrowing rate takes into consideration the expected term of the lease, the effect of the currency in which the lease is denominated and the rate of interest we would expect to incur on a collateralized debt instrument. At September 30, 2019, our weighted average discount rate was 4.9%.
When our contracts contain lease and fixed payment non-lease components, we account for both components as a single lease component.
We lease office space in cities worldwide under facility leases that expire at various dates. We are typically required to pay certain incremental operating costs above the base rent for any facility lease. We also have a variety of data center locations and, to a lesser extent, vehicle and equipment leases. Our facility leases represent the substantial majority of our operating leases and often include renewal options that we can exercise unilaterally. At September 30, 2019, renewal options ranged from 3 months to 10 years.
At September 30, 2019, all of our leases were operating leases and had a weighted average remaining lease term of 6.4 years.
Additional information of our lease activity, as of and for the three months ended September 30, 2019 is as follows:

Operating leases:	Three Months Ended September 30, 2019
(in thousands)
Operating lease cost	$1,916
Short-term lease cost	212
Variable lease cost	495
Sublease income	(124)
Total lease cost	$2,499

Three Months Ended September 30, 2019
(in thousands)
Right-of-use assets, net	$25,224

Operating lease liabilities, current (1)	$6,045
Operating lease liabilities, non-current	21,993
Total operating lease liabilities	$28,038

——————

(1)	Included as a component of accrued expenses and other current liabilities.

Three Months Ended September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,764
Right-of-use assets obtained in exchange for lease obligations	$262

Maturities of lease liabilities at September 30, 2019 were as follows:

For the year ending June 30,	Operating Leases
(in thousands)
2020	$5,437
2021	7,015
2022	4,992
2023	3,528
2024	2,671
Thereafter	9,632
Total lease payments	33,275
Less imputed interest	(5,237)
Total lease liabilities	$28,038

As of September 30, 2019, we have additional operating leases that have not yet commenced of $2.7 million. These operating leases will commence by fiscal year 2021 and have lease terms of 3 years to 12 years.
Legal Matters
We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.
Note 11—Indebtedness
Credit Agreement
We are party to a credit agreement (the Credit Agreement) that provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) and that expires in July 2023. We have the right to request an increase of the aggregate commitments under the Credit Facility by up to $150 million, subject to specified conditions. At September 30, 2019, we owed $110 million under the Credit Facility.
The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.75 to 1.00, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2020; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default and related cure provisions. As of September 30, 2019, we were in compliance with all covenants.
Note Payable
On August 14, 2017, we acquired Singapore-based Decillion Group (Decillion) for total consideration of 6.2 million Singapore Dollars (approximately $4.6 million based on the exchange rate in effect at the acquisition date). We financed a portion of the purchase price for our acquisition of Decillion by entering into a note payable for 2.5 million Singapore Dollars (approximately $1.8 million based on the exchange rate in effect at the acquisition date). The note is payable in equal installments over ten quarters, with the final installment due in the quarter ended December 31, 2019.
Note 12—Derivative Instruments
Cash Flow Hedges
Interest Rate Swap Agreements
We utilize interest rate swap agreements to hedge our exposure to interest rate risk. At September 30, 2019, we had two outstanding interest rate swap agreements with notional values of $100 million and $80 million.
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
We designated the interest rate swaps as hedging instruments and they qualified for hedge accounting upon inception and at September 30, 2019. To continue to qualify for hedge accounting, the instruments must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.
The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at September 30, 2019 and June 30, 2019 were as follows:

Description	Balance Sheet Location	September 30, 2019	June 30, 2019
Derivative interest rate swaps		(in thousands)
Short-term derivative liability	Accrued expenses and other current liabilities	$233	$37
Long-term derivative liability	Other liabilities	$1,729	$1,248

The following table presents the effect of the derivative interest rate swaps in our consolidated statement of comprehensive loss for the three months ended September 30, 2019 and 2018.

	Gain (Loss) in AOCI June 30, 2019	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI September 30, 2019
	(in thousands)
Derivative interest rate swap	$(1,285)	$(595)	$(82)	$(1,962)

	Gain (Loss) in AOCI June 30, 2018	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI September 30, 2018
	(in thousands)
Derivative interest rate swap	$2,590	$368	$(41)	$2,917

——————

(1)	Recorded as interest income (expense) within other expense, net in our unaudited consolidated statements of comprehensive income (loss).
During the three months ended September 30, 2019, we concluded that no portion of the hedges was ineffective.
We expect to reclassify approximately $0.3 million of this unrealized loss from AOCI to earnings over the next twelve months.
Note 13—Postretirement and Other Employee Benefits
Defined Benefit Pension Plan
We sponsor a defined benefit pension plan for our Swiss-based employees (the Swiss pension plan) that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under U.S. GAAP, require defined benefit plan accounting.

Net periodic pension costs for the Swiss pension plan included the following components:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Components of net periodic cost
Service cost	$724	$645
Interest cost	56	116
Prior service credit	(77)	(78)
Net actuarial loss	118	56
Expected return on plan assets	(307)	(353)
Net periodic cost	$514	$386

The components of net periodic pension cost other than current service cost are presented within other expense, net in our unaudited consolidated statements of comprehensive income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Without limiting the foregoing, the words may, will, should, could, expects, plans, intends, anticipates, believes, estimates, predicts, potential and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to and including the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II. Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission (SEC), including Part II. Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
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
Financial Highlights
For the three months ended September 30, 2019, our revenue increased to $108.2 million from $102.4 million in the same period of the prior fiscal year. Our revenue for the three months ended September 30, 2019 was unfavorably impacted by $1.5 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling, which depreciated against the U.S. Dollar as compared to the same period of the prior fiscal year. The revenue increase was attributable to revenue increases in our Cloud Solutions segment of $3.3 million and our Banking Solutions segment of $1.9 million. Increased revenue from our legal spend management and Paymode-X settlement network solutions accounted for the revenue increase in our Cloud Solutions segment. The Banking Solutions segment's revenue increase was primarily due to new customer engagements and platform go-lives, as customers continued to deploy our solutions.
We incurred a net loss of $1.4 million in the three months ended September 30, 2019 compared to a net loss of $0.9 million in the same period of the prior fiscal year. Our net loss for the three months ended September 30, 2019 was impacted by an increase in operating expenses of $3.6 million and an increase in provision for income taxes of $1.3 million, partially offset by gross profit expansion of $4.4 million. The increase in gross margins was driven by increases in revenue in our Cloud Solutions and Banking Solutions segments. The increase in operating expenses was primarily driven by increased sales and marketing costs of $2.7 million and increased product development and engineering costs of $1.8 million as we continued to invest in new product innovation.
In the three months ended September 30, 2019, we derived approximately 36% of our revenue from customers located outside of North America, principally in the United Kingdom (UK), continental Europe and the Asia-Pacific region.
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
The critical accounting policies and estimates we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2019 related to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired deferred revenue, capitalized software costs and income taxes. There have been no changes to the critical accounting policies from those we disclosed in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as filed with the SEC on August 29, 2019, as updated above.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, please refer to Note 2 Recent Accounting Pronouncements to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Segment Information
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

The following tables represent our segment revenues and our segment measure of profit (loss):

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$52,829	$49,575	$3,254	6.6%
Banking Solutions	24,169	22,252	1,917	8.6%
Payments and Transactional Documents	26,771	26,234	537	2.0%
Other	4,407	4,376	31	0.7%
Total segment revenue	$108,176	$102,437	$5,739	5.6%

Segment measure of profit (loss):
Cloud Solutions	$11,107	$10,292	$815	7.9%
Banking Solutions	535	2,062	(1,527)	(74.1)%
Payments and Transactional Documents	7,701	8,081	(380)	(4.7)%
Other	(1,866)	(1,013)	(853)	(84.2)%
Total measure of segment profit	$17,477	$19,422	$(1,945)	(10.0)%
A reconciliation of the measure of total segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Total measure of segment profit	$17,477	$19,422
Less:
Amortization of acquisition-related intangible assets	(4,950)	(5,326)
Stock-based compensation plan expense	(11,044)	(12,342)
Acquisition and integration-related expenses	(1,697)	(883)
Restructuring benefit (expense)	25	(577)
Other non-core benefit	14	—
Global ERP system implementation and other costs	(224)	(1,581)
Other expense, net of pension adjustments	(965)	(965)
Loss before income taxes	$(1,364)	$(2,252)
Cloud Solutions
Revenues from our Cloud Solutions segment increased $3.3 million for the three months ended September 30, 2019 as compared to the same period in the prior fiscal year, due to increased revenue of $2.2 million from our legal spend management solutions and $1.1 million from our settlement network solutions. Segment profit increased $0.8 million for the three months ended September 30, 2019 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $0.7 million primarily related to subscriptions costs and increased operating expenses of $1.7 million related to increased sales and marketing costs. We expect revenue and profit for the Cloud Solutions segment to increase in fiscal year 2020 as a result of increased revenue from our legal spend management and our Paymode-X and financial messaging settlement network solutions.
Banking Solutions
Revenues from our Banking Solutions segment increased $1.9 million for the three months ended September 30, 2019 as compared to the same period in the prior fiscal year, due to increased subscriptions revenue of $2.7 million, partially offset by decreased software license revenue of $0.8 million as we continued to emphasize sales of our hosted solutions. The increase in subscriptions revenue was primarily related to customers going live on our hosted platform. Segment profit decreased $1.5 million for the three months ended September 30, 2019 as compared to the same period in the prior fiscal year, due to increased operating expenses associated with sales and marketing and product development and engineering expenses and cost of revenues of $2.5 million and $0.9 million, respectively. We expect revenue to continue to increase and profit to decrease slightly for the Banking Solutions segment in fiscal year 2020 as compared to fiscal year 2019 as we continue to invest in product development.
Payments and Transactional Documents
Revenues from our Payments and Transactional Documents segment increased $0.5 million for the three months ended September 30, 2019 as compared to the same period in the prior fiscal year, due primarily to increased subscriptions revenue of $2.3 million from our payments and transactional documents solutions, partially offset by decreased service and maintenance revenue of $0.9 million and decreased software license revenue of $0.8 million. The decrease in maintenance revenue was driven by the continued focus of converting our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit decreased $0.4 million for the three months ended September 30, 2019 as compared to the same period in the prior fiscal year, due primarily to increased operating expenses of $0.5 million primarily related to increased product development and engineering and sales and marketing costs. We expect revenue to increase and profit to remain consistent for the Payments and Transactional Documents segment in fiscal year 2020.
Other
Revenues from our Other segment remained consistent for the three months ended September 30, 2019 as compared to the same period in the prior fiscal year. Segment profit decreased $0.9 million for the three months ended September 30, 2019 as compared to the same period in the prior fiscal year, due primarily to increased professional services cost of revenue of $0.6 million associated with our cyber fraud and risk management solutions. We expect Other segment revenue to remain consistent and profit to decrease in fiscal year 2020.
Revenues by category

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions	$80,066	$69,768	$10,298	14.8%
Software licenses	2,576	4,512	(1,936)	(42.9)%
Service and maintenance	24,825	27,405	(2,580)	(9.4)%
Other	709	752	(43)	(5.7)%
Total revenues	$108,176	$102,437	$5,739	5.6%

As % of total revenues:
Subscriptions	74.0%	68.1%
Software licenses	2.4%	4.4%
Service and maintenance	22.9%	26.8%
Other	0.7%	0.7%
Total revenues	100.0%	100.0%
Subscriptions
Revenues from subscriptions increased $10.3 million for the three months ended September 30, 2019 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by increases in revenue from our Cloud Solutions, Banking Solutions and Payments and Transactional Documents segments of $5.1 million, $2.7 million and $2.3 million, respectively, due to the impact of customers going live on our hosted platforms and the impact of customers converting to subscription based solutions. We expect subscriptions revenues to increase in fiscal year 2020 as compared to the prior fiscal year due to revenue increases in our legal spend management solutions, our Paymode-X and financial messaging settlement network solutions and our banking solutions platforms.
Software Licenses
Revenues from software licenses decreased $1.9 million for the three months ended September 30, 2019 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in revenue from our Payments and Transactional Documents segment of $0.8 million and from our Banking Solutions segment of $0.8 million. We expect software license revenues to decrease in fiscal year 2020, as we continue to emphasize our cloud based solutions rather than on-premise software deployments.
Service and Maintenance
Revenues from service and maintenance decreased $2.6 million for the three months ended September 30, 2019 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in revenue from our Cloud Solutions segment of $1.5 million and Payments and Transactional Documents segment of $0.9 million, in each case reflecting the continued conversion of customers to our hosted and subscription based solutions rather than deployed, perpetual-license solutions. We expect service and maintenance revenues will decrease in fiscal year 2020 as a result of decreased services revenue from our Payments and Transactional Documents and Banking Solutions segments and financial messaging solutions, primarily due to our continued emphasis on subscription and cloud based solutions.
Other
Our other revenues consist principally of equipment and supplies sales, which remained minor components of our overall revenue. We expect that other revenues will remain relatively consistent in fiscal year 2020.
Cost of revenues by category

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions	$32,765	$31,669	$1,096	3.5%
Software licenses	161	231	(70)	(30.3)%
Service and maintenance	13,053	12,706	347	2.7%
Other	516	524	(8)	(1.5)%
Total cost of revenues	$46,495	$45,130	$1,365	3.0%
Gross Profit ($)	$61,681	$57,307	$4,374	7.6%
Gross Profit (%)	57.0%	55.9%
Subscriptions
Subscriptions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions costs decreased to 41% of subscriptions revenues in the three months ended September 30, 2019 as compared to 45% of subscriptions revenues in the three months ended September 30, 2018 due to the continued revenue expansion from our hosted solutions. We expect subscriptions costs as a percentage of subscriptions revenues will continue to decrease in fiscal year 2020 as a result of increased revenue contribution from our cloud-based banking, legal spend management and Paymode-X solutions and payments and transactional document solutions.
Software Licenses
Software license costs consist of expenses incurred by us to distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 6% of software license revenues in the three months ended September 30, 2019 as compared to 5% of software license revenues in the three months ended September 30, 2018. We expect software license costs as a percentage of software license revenues will remain relatively consistent in fiscal year 2020.
Service and Maintenance
Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 53% of service and maintenance revenues in the three months ended September 30, 2019 as compared to 46% of service and maintenance revenues in the three months ended September 30, 2018 due primarily to increased service and maintenance costs as a percentage of service and maintenance revenue from our European payments and transactional documents solutions. We expect that service and maintenance costs will remain relatively consistent in fiscal year 2020.
Other

Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. These remain minor components of our business. We expect other costs as a percentage of other revenues will remain relatively consistent in fiscal year 2020.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$25,688	$23,022	$2,666	11.6%
Product development and engineering	18,349	16,565	1,784	10.8%
General and administrative	13,345	13,865	(520)	(3.8)%
Amortization of acquisition-related intangible assets	4,950	5,326	(376)	(7.1)%
Total operating expenses	$62,332	$58,778	$3,554	6.0%

As % of total revenues:
Sales and marketing	23.7%	22.5%
Product development and engineering	17.0%	16.2%
General and administrative	12.3%	13.5%
Amortization of acquisition-related intangible assets	4.6%	5.2%
Total operating expenses	57.6%	57.4%
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due primarily to an increase in employee related costs of $1.6 million and increased marketing related costs of $0.6 million. We expect sales and marketing expenses as a percentage of total revenue will increase in fiscal year 2020.
Product Development and Engineering
Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products. Product development and engineering expenses in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 increased principally as a result of an increase in headcount related costs of $1.7 million as we continued to invest in the deployment of innovative, feature-rich products. We expect product development and engineering expenses as a percentage of total revenues will increase in fiscal year 2020.
General and Administrative
General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses decreased in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due primarily to a decrease in global ERP implementation and other costs of $1.4 million and a decrease in restructuring expenses of $0.6 million, partially offset by an increase in acquisition related costs of $1.4 million and an increase in facilities related costs of $0.5 million. We expect general and administrative expenses as a percentage of total revenues will remain consistent in fiscal year 2020.
Amortization of Acquisition-related Intangible Assets
We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 occurred as a result of the impact of amortization rates decreasing over the underlying asset lives. We expect that total amortization expense for acquired intangible assets for the remainder of fiscal year 2020 will be approximately $14.9 million.

 Other Expense, Net

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$223	$134	$89	66.4%
Interest expense	(750)	(1,121)	371	33.1%
Other (expense) income, net	(186)	206	(392)	(190.3)%
Other expense, net	$(713)	$(781)	$68	8.7%
Other expense, net decreased $0.1 million for the three months ended September 30, 2019 as compared to the same period in the prior fiscal year.
Provision for Income Taxes
We recorded income tax expense of $3,000 and an income tax benefit of $1.3 million for the three months ended September 30, 2019 and 2018, respectively. Please refer to Note 8 Income Taxes to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Liquidity and Capital Resources
We are party to a credit agreement with Bank of America, N.A. and certain other lenders that provides for a credit facility in the amount of up to $300 million (the Credit Facility). We have the right to request an increase to the aggregate commitments to the Credit Facility of up to $150 million, subject to specified conditions. The Credit Facility expires in July 2023. At September 30, 2019, borrowings were $110 million and we were in compliance with all covenants associated with the Credit Facility.
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
One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the three months ended September 30, 2019 and 2018 are summarized in the tables below:

	September 30,	June 30,
	2019	2019
	(in thousands)
Cash and cash equivalents	$84,751	$92,164
Marketable securities	10,137	7,541
Borrowings under credit facility	110,000	110,000

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Cash provided by operating activities	$18,112	$11,982
Cash used in investing activities	(14,110)	(17,001)
Cash used in financing activities	(8,013)	(39,066)
Effect of exchange rates on cash	(1,970)	(946)
 Cash, cash equivalents and marketable securities. At September 30, 2019, our cash and cash equivalents of $84.8 million consisted primarily of cash deposits held at major banks and money market funds. The $7.4 million decrease in cash and cash equivalents at September 30, 2019 from June 30, 2019 was primarily due to cash used to repurchase shares of our common stock of $10.0 million, cash used to fund capital expenditures, including capitalization of software costs of $11.4 million and purchases of available for sale securities of $6.3 million, partially offset by cash generated from operations of $18.1 million and proceeds from sales of available for sale securities of $3.7 million.
Cash, cash equivalents and marketable securities included approximately $56.9 million held by our foreign subsidiaries as of September 30, 2019. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK and Switzerland and therefore we do not provide for U.S. income taxes that could result from the distribution of foreign earnings from our international subsidiaries other than the UK and Switzerland. If our reinvestment plans change based on future events and we decide to repatriate amounts from our international subsidiaries other than the UK and Switzerland to fund our domestic operations, those amounts would generally become subject to state tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made.
Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Decreases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar decreased our overall cash balances by approximately $2.0 million for the three months ended September 30, 2019. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances, however, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.
Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses, and impairment charges and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations increased by $6.1 million in the three months ended September 30, 2019 as compared to the same period in the prior fiscal year. The increase was primarily related to an increase in cash flows from accounts receivables of $5.8 million.
At September 30, 2019, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.
Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $2.9 million decrease in net cash used in investing activities for the three months ended September 30, 2019 as compared to the same period in the prior fiscal year was primarily due to the absence of cash used to fund business acquisitions, net of cash acquired, of $8.9 million partially offset by an increase in capital expenditures of $3.1 million and an increase in the purchase of available for sale securities of $3.6 million.
Financing Activities. Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Contractual Obligations
For the three months ended September 30, 2019, there have been no material changes to the contractual obligations disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Our estimate of unrecognized tax benefits for which cash settlement may be required is $1.6 million. As of September 30, 2019, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the three months ended September 30, 2019.
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
There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as filed with the SEC on August 29, 2019, which is incorporated herein by reference.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
On July 1, 2019, we adopted a new lease accounting standard and have assessed and continued to monitor the impact of the adoption of this standard on our internal control over financial reporting. Where appropriate, we have made changes to our internal controls to ensure that we maintained effective internal control over financial reporting as of September 30, 2019.
There were no additional changes in our internal control over financial reporting occurring during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, a party to legal proceedings and claims that arise in the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require further disclosure in, our financial statements.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors identified in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 before making an investment decision involving our common stock. These risk factors could materially affect our business, financial condition or results of operations and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties may also impact our business operations. Except for the following additional risk factors, there have been no material changes to the risk factors disclosed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
The formal notification by the United Kingdom (UK) on March 29, 2017 of its intention to withdraw from the European Union (EU) (referred to as Brexit), could create disruption and uncertainty to our business, including our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations
In connection with Brexit, the British government is negotiating the terms of the UK’s withdrawal from, and future relationship with, the EU, including the terms of trade between the UK and the EU. The initial deadline to complete this process was March 29, 2019. That deadline has been extended several times, most recently to January 31, 2020. There remains substantial uncertainty surrounding Brexit and a possibility that the UK will leave the EU without a withdrawal agreement and associated transition period in place, which would likely cause significant market and economic disruption.
The ultimate effects of Brexit will depend on any agreements the UK makes to retain access to EU markets, either during a transitional period or more permanently, and could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and create uncertainty and challenges (particularly in the near term) with respect to trading relationships between our UK subsidiary and other EU nations. Remaining EU member countries may also seek to make it more difficult for us to trade effectively or competitively in those regions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including with respect to employment law or data privacy, as the UK determines which EU laws to replace or replicate, which could create additional uncertainty and challenges for us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	—	$—	—	$—
August 1, 2019 - August 31, 2019	188,731	43.24	188,731	41,839,000
September 1, 2019 - September 30, 2019	44,664	41.18	44,664	40,000,000
Total	233,395	$42.85	233,395
——————

(1)
On August 5, 2019, we announced that our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $50 million. This program expires on August 5, 2021.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

**	submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and June 30, 2019, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2019 and 2018, (iii) Unaudited Consolidated Statements of Stockholders' Equity for the three months ended September 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date:	November 8, 2019	By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)