Form 10-Q
period 2019-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2020-02-07
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-Q
——————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of January 31, 2020 was 44,007,641.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)
	December 31,	June 30,
	2019	2019

ASSETS
Current assets:
Cash and cash equivalents	$80,817	$92,164
Cash held for customers	8,475	5,637
Marketable securities	10,153	7,541
Accounts receivable net of allowances for doubtful accounts of $893 at December 31, 2019 and $824 at June 30, 2019	67,946	77,285
Prepaid expenses and other current assets	29,451	30,434
Total current assets	196,842	213,061
Property and equipment, net	71,616	54,541
Operating lease right-of-use assets, net	24,294	—
Goodwill	208,836	206,101
Intangible assets, net	161,695	168,349
Other assets	31,648	27,177
Total assets	$694,931	$669,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,940	$10,947
Accrued expenses and other current liabilities	42,739	33,945
Customer account liabilities	8,475	5,637
Deferred revenue	65,166	75,097
Total current liabilities	132,320	125,626
Borrowings under credit facility	100,000	110,000
Deferred revenue, non-current	13,286	17,062
Operating lease liabilities, non-current	20,988	—
Deferred income taxes	7,420	10,345
Other liabilities	24,983	26,819
Total liabilities	298,997	289,852
Stockholders' equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-47,645 at December 31, 2019 and 46,995 at June 30, 2019; outstanding shares-41,697 at December 31, 2019 and 41,315 at June 30, 2019	48	47
Additional paid-in-capital	744,359	721,438
Accumulated other comprehensive loss	(37,631)	(43,593)
Treasury stock: 5,948 shares at December 31, 2019 and 5,680 shares at June 30, 2019, at cost	(140,701)	(127,095)
Accumulated deficit	(170,141)	(171,420)
Total stockholders' equity	395,934	379,377
Total liabilities and stockholders' equity	$694,931	$669,229

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Revenues:
Subscriptions	$84,085	$71,288	$164,151	$141,056
Software licenses	2,800	5,665	5,376	10,177
Service and maintenance	24,061	26,786	48,886	54,191
Other	745	1,107	1,454	1,859
Total revenues	111,691	104,846	219,867	207,283
Cost of revenues:
Subscriptions	33,449	31,352	66,214	63,021
Software licenses	157	210	318	441
Service and maintenance	12,929	12,528	25,982	25,234
Other	504	891	1,020	1,415
Total cost of revenues	47,039	44,981	93,534	90,111
Gross profit	64,652	59,865	126,333	117,172
Operating expenses:
Sales and marketing	26,988	22,585	52,676	45,607
Product development and engineering	18,279	16,815	36,628	33,380
General and administrative	14,761	11,904	28,106	25,769
Amortization of acquisition-related intangible assets	5,213	5,253	10,163	10,579
Total operating expenses	65,241	56,557	127,573	115,335
Income (loss) from operations	(589)	3,308	(1,240)	1,837
Other expense, net	(582)	(858)	(1,295)	(1,639)
Income (loss) before income taxes	(1,171)	2,450	(2,535)	198
Benefit from income taxes	3,780	3,519	3,777	4,853
Net income	$2,609	$5,969	$1,242	$5,051
Net income per share:
Basic	$0.06	$0.15	$0.03	$0.13
Diluted	$0.06	$0.14	$0.03	$0.12
Shares used in computing net income per share:
Basic	41,693	40,635	41,590	40,162
Diluted	42,092	41,739	41,917	41,662
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	—	8	(3)	6
Change in fair value on interest rate hedging instruments	569	(1,438)	(108)	(1,111)
Minimum pension liability adjustments	(172)	(10)	8	(56)
Foreign currency translation adjustments	11,944	(2,543)	6,065	(3,910)
Other comprehensive income (loss), net of tax:	12,341	(3,983)	5,962	(5,071)
Comprehensive income (loss)	$14,950	$1,986	$7,204	$(20)

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
Three Months Ended December 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at September 30, 2019	47,385	$47	$733,312	$(49,972)	5,853	$(135,701)	$(172,750)	$374,936
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	1	—	—	—	—	1
Vesting of restricted stock awards	260	1	—	—	—	—	—	1
Repurchase of common stock to be held in treasury	—	—	—	—	95	(5,000)	—	(5,000)
Stock compensation plan expense	—	—	11,046	—	—	—	—	11,046
Minimum pension liability adjustments, net of tax	—	—	—	(172)	—	—	—	(172)
Net income	—	—	—	—	—	—	2,609	2,609
Change in fair value on interest rate hedging instruments	—	—	—	569	—	—	—	569
Foreign currency translation adjustment	—	—	—	11,944	—	—	—	11,944
Balance at December 31, 2019	47,645	$48	$744,359	$(37,631)	5,948	$(140,701)	$(170,141)	$395,934

Three Months Ended December 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at September 30, 2018	46,136	$46	$690,925	$(31,721)	5,730	$(128,216)	$(181,770)	$349,264
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	2	—	20	—	—	—	—	20
Vesting of restricted stock awards	293	—	—	—	—	—	—	—
Stock compensation plan expense	—	—	9,575	—	—	—	—	9,575
Warrant settlements	37	—	—	—	—	—	—	—
Minimum pension liability adjustments, net of tax	—	—	—	(10)	—	—	—	(10)
Net income	—	—	—	—	—	—	5,969	5,969
Unrealized gain on available for sale securities, net of tax	—	—	—	8	—	—	—	8
Change in fair value on interest rate hedging instruments	—	—	—	(1,438)	—	—	—	(1,438)
Foreign currency translation adjustment	—	—	—	(2,543)	—	—	—	(2,543)
Balance at December 31, 2018	46,468	$46	$700,520	$(35,704)	5,730	$(128,216)	$(175,801)	$360,845

Six Months Ended December 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2019	46,995	47	721,438	(43,593)	5,680	(127,095)	(171,420)	379,377
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	13	—	776	—	(60)	1,399	—	2,175
Vesting of restricted stock awards	637	1	—	—	—	—	—	1
Repurchase of common stock to be held in treasury	—	—	—	—	328	(15,005)	—	(15,005)
Stock compensation plan expense	—	—	22,145	—	—	—	—	22,145
Minimum pension liability adjustments, net of tax	—	—	—	8	—	—	—	8
Net income	—	—	—	—	—	—	1,242	1,242
Cumulative effect of adoption of updated lease standard	—	—	—	—	—	—	37	37
Unrealized loss on available for sale securities, net of tax	—	—	—	(3)	—	—	—	(3)
Change in fair value on interest rate hedging instruments	—	—	—	(108)	—	—	—	(108)
Foreign currency translation adjustment	—	—	—	6,065	—	—	—	6,065
Balance at December 31, 2019	47,645	$48	$744,359	$(37,631)	5,948	$(140,701)	$(170,141)	$395,934

Six Months Ended December 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2018	44,834	45	678,549	(30,633)	5,806	(129,914)	(207,115)	310,932
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	19	—	40	—	(76)	1,698	—	1,738
Vesting of restricted stock awards	683	—	—	—	—	—	—	—
Stock compensation plan expense	—	—	21,936	—	—	—	—	21,936
Warrant settlements	932	1	(5)	—	—	—	—	(4)
Minimum pension liability adjustments, net of tax	—	—	—	(56)	—	—	—	(56)
Net income	—	—	—	—	—	—	5,051	5,051
Cumulative effect of adoption of updated revenue recognition standard	—	—	—	—	—	—	26,263	26,263
Unrealized loss on available for sale securities, net of tax	—	—	—	6	—	—	—	6
Change in fair value on interest rate hedging instruments	—	—	—	(1,111)	—	—	—	(1,111)
Foreign currency translation adjustment	—	—	—	(3,910)	—	—	—	(3,910)
Balance at December 31, 2018	46,468	$46	$700,520	$(35,704)	5,730	$(128,216)	$(175,801)	$360,845

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended December 31,
	2019	2018

Operating activities:
Net income	$1,242	$5,051
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	10,163	10,579
Stock-based compensation plan expense	22,009	21,891
Depreciation and other amortization	12,652	11,191
Gain on sale of cost-method investment	—	(237)
Deferred income tax benefit	(5,619)	(6,177)
Provision for allowances on accounts receivable	136	159
Amortization of debt issuance costs	207	208
Amortization of discount on investments	(45)	(75)
Loss on disposal of equipment	76	594
Loss on foreign exchange	266	326
Changes in operating assets and liabilities:
Accounts receivable	9,818	8,827
Prepaid expenses and other current assets	822	(1,982)
Operating lease right-of-use asset, net	2,134	—
Other assets	(1,583)	(1,643)
Accounts payable	2,510	403
Accrued expenses	414	(4,858)
Operating lease liabilities	(1,614)	—
Customer account liabilities	2,485	2,761
Deferred revenue	(14,417)	(13,491)
Other liabilities	432	(278)
Net cash provided by operating activities	42,088	33,249
Investing activities:
Acquisition of businesses and assets, net of cash and restricted cash acquired	—	(8,895)
Purchases of other investments	(144)	—
Proceeds from sale of cost-method investment	—	237
Purchases of available-for-sale securities	(10,070)	(7,588)
Proceeds from sales of available-for-sale securities	7,500	9,200
Capital expenditures, including capitalization of software costs	(26,400)	(17,028)
Insurance proceeds received for damage to equipment	—	200
Net cash used in investing activities	(29,114)	(23,874)
Financing activities:
Repurchase of common stock	(14,332)	—
Repayment of amounts borrowed under revolving credit facility	(10,000)	(40,000)
Repayment of notes payable	(365)	(183)
Settlement of warrants	—	(4)
Debt issuance costs related to credit facility	—	(597)
Proceeds from exercise of stock options and employee stock purchase plan	2,175	1,740
Net cash used in financing activities	(22,522)	(39,044)
Effect of exchange rate changes on cash	1,039	(1,923)
Decrease in cash, cash equivalents and restricted cash	(8,509)	(31,592)
Cash, cash equivalents and restricted cash at beginning of period	97,801	124,613
Cash, cash equivalents and restricted cash at end of period	$89,292	$93,021

Cash and cash equivalents at end of period	$80,817	$87,639

Cash held for customers at end of period	8,475	5,382
Cash, cash equivalents and restricted cash at end of period	$89,292	$93,021
Supplemental disclosures of non-cash financing activities:
Issuance of common stock upon settlement of the warrants	$—	$58,451

See accompanying notes.

Bottomline Technologies (de), Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2019
Note 1—Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies (de), Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2020. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2019.
Note 2—Recent Accounting Pronouncements
Recently Adopted Pronouncements
Leases: In February 2016, the Financial Accounting Standards Board (FASB) issued an accounting standard update which requires balance sheet recognition of a lease liability and a corresponding right-of-use (ROU) asset for all leases unless, as a policy election, a lessee elects not to apply the standard to short-term leases. The pattern of recognition of lease related revenue and expenses are dependent on its classification. We adopted the standard on July 1, 2019 and elected the package of practical expedients which permitted us not to reassess prior conclusions regarding lease identification, lease classification and treatment of initial direct costs. For all asset classes, we adopted the lessee practical expedient to combine lease and non-lease components and made a policy election not to recognize a ROU asset or lease liability for leases with a term of less than twelve months. We also availed ourselves of the adoption expedient not to adjust our comparative period financial statements for the effects of the new standard or make additional disclosures for periods prior to the adoption date.
Upon adoption, we recognized operating ROU assets and operating lease liabilities of $26.7 million and $29.0 million, respectively, in our consolidated balance sheet. The difference between the ROU assets and lease liabilities is primarily related to the reclassification of deferred rent on our balance sheet at the date of adoption. The adoption of this standard did not have a material impact on our consolidated statements of comprehensive income (loss) or consolidated statements of cash flows.
Please refer to Note 10 Commitments and Contingencies for discussion of the adoption of this new standard.
Accounting Pronouncements to be Adopted
Financial Instruments - Credit Losses: In June 2016, the FASB issued an accounting standard update that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments including trade receivables. The estimate of expected credit losses will require entities to incorporate historical information, current information and reasonable and supportable forecasts. This standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. We will adopt this standard on July 1, 2020 and are currently evaluating the anticipated impact of this standard on our financial statements.
Goodwill Impairment: In January 2017, the FASB issued an accounting standard update to simplify the test for goodwill impairment which removes step 2 from the goodwill impairment test. Under the revised standard, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss should not exceed the total amount of goodwill allocated to the reporting unit. We will adopt this standard on July 1, 2020 on a prospective basis and do not currently expect the adoption of this standard to have a material impact on our financial statements.
Income Taxes: In December 2019, the FASB issued an accounting standard update related to simplifying the accounting for income taxes. The standard is effective for us on July 1, 2021, with early adoption permitted. We are currently in the process of evaluating the effects of this update on our financial statements, including potential early adoption.
Note 3—Revenue Recognition
Remaining Performance Obligations

The transaction price we allocate to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of December 31, 2019 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of SaaS hosting/subscription obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations. During the three and six months ended December 31, 2019 and 2018, the amount of revenue recognized from performance obligations satisfied in prior periods was not significant.
Revenue allocated to remaining performance obligations was $399.2 million as of December 31, 2019 of which we expect to recognize approximately $156.2 million over the next twelve months and the remainder thereafter. We exclude from our measure of remaining performance obligations amounts related to future transactional or usage-based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services.
Contract Assets and Liabilities
The table below presents our accounts receivable, contract assets and deferred revenue balances as of December 31, 2019 and June 30, 2019.

	December 31,	June 30,
	2019	2019	$ Change
	(in thousands)
Accounts receivable	$67,946	$77,285	$(9,339)
Contract assets	2,939	5,135	(2,196)
Deferred revenue	78,452	92,159	(13,707)

Accounts receivable include amounts related to our contractual right to consideration for both completed and partially completed performance obligations, including amounts that may not have been invoiced. Contract assets arise when we recognize revenue in excess of amounts billed to the customer and the right to payment is contingent on conditions other than simply the passage of time, such as the future completion of a related performance obligation. Contract assets are classified in our consolidated balance sheets as other current assets for those contract assets with recognition periods of one year or less and other assets for contract assets with recognition periods greater than one year. Deferred revenue consists of billings or customer payments in excess of amounts recognized as revenue.
The decrease in deferred revenue at December 31, 2019 as compared to June 30, 2019 reflects the impact on deferred revenue of our recognition of revenue from maintenance contracts, a significant portion of which are billed on a calendar year basis, as well as the impact of foreign exchange changes.
For the three and six months ended December 31, 2019, we recognized $30.0 million and $64.0 million, respectively, in revenue from amounts that were included in deferred revenue as of June 30, 2019. For the three and six months ended December 31, 2018, we recognized $24.7 million and $51.8 million, respectively, in revenue from amounts that were included in deferred revenue as of July 1, 2018.

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
At December 31, 2019 and June 30, 2019, our assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2019				June 30, 2019
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$292	$—	$—	$292	$2,807	$—	$—	$2,807
Available for sale securities - Debt
Government - U.S. treasury securities	—	10,091	—	10,091	—	7,479	—	7,479
Total assets	$292	$10,091	$—	$10,383	$2,807	$7,479	$—	$10,286
Liabilities
Short-term derivative interest rate swap	$—	$282	$—	$282	$—	$37	$—	$37
Long-term derivative interest rate swap	$—	$1,111	$—	$1,111	$—	$1,248	$—	$1,248
Total liabilities	$—	$1,393	$—	$1,393	$—	$1,285	$—	$1,285

Fair Value of Financial Instruments
We have certain financial instruments which consist of cash and cash equivalents, cash and cash equivalents held for customers, marketable securities, accounts receivable, accounts payable, customer account liabilities, derivative interest rate swaps and debt drawn on our Credit Facility (see Note 11 Indebtedness). Fair value information for each of these instruments is as follows:

•
Cash and cash equivalents, cash and cash equivalents held for customers, accounts receivable, accounts payable and customer account liabilities fair values approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at December 31, 2019 and June 30, 2019, approximated fair value.

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

•
The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.1 million and $1.2 million at December 31, 2019 and June 30, 2019, respectively, which approximated their fair value.

•
We have certain other investments for which there is no readily determinable fair value. The carrying value of these investments was $0.9 million and $0.7 million at December 31, 2019 and June 30, 2019, respectively, and they are reported as a component of our other assets. These investments are recorded at cost, less impairment (if any), plus or minus adjustments for observable price changes.

•
We have borrowings of $100 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at December 31, 2019, as the instrument carries a variable rate of interest which reflects current market rates.

Marketable Securities
The table below presents information regarding our marketable securities by major security type as of December 31, 2019 and June 30, 2019.

	December 31, 2019			June 30, 2019
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Government and other debt securities	$62	$10,091	$10,153	$62	$7,479	$7,541
Total marketable securities	$62	$10,091	$10,153	$62	$7,479	$7,541

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

December 31, 2019
(in thousands)
Due within 1 year	$10,091
Due in 1 year through 5 years	—
Total	$10,091

All of our available for sale marketable securities are classified as current assets.
The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of December 31, 2019 and June 30, 2019, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At December 31, 2019		At June 30, 2019
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government - U.S. treasury securities	$2,796	$(1)	$800	$(1)
Total	$2,796	$(1)	$800	$(1)

Note 5—Business Acquisitions
BankSight Software Systems

In June 2019, we acquired the remaining capital stock of BankSight Software Systems, Inc. (BankSight) for $2.8 million in cash and the issuance of 40,000 shares of our common stock. The common stock had vesting conditions tied to the continued employment of a prior stockholder of BankSight and was therefore excluded from the purchase price allocation. Prior to the acquisition, we had a pre-existing relationship in the form of a minority investment in preferred stock of BankSight in the amount of $3.5 million. The carrying value of our prior investment approximated its fair value at the time of our acquisition and the total fair value we paid to acquire the outstanding capital stock of BankSight, $6.3 million, was allocated to assets acquired and liabilities assumed. BankSight’s operating results are included in our Banking Solutions segment from the date of the acquisition forward and did not have a material impact on our revenue or net income.
At December 31, 2019 we were still obtaining fair value estimates for the intangible assets acquired. In the preliminary allocation of the purchase price at December 31, 2019, we recorded $3.6 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $3.1 million, consisting primarily of technology related assets, are being amortized over a weighted average estimated useful life of 11 years.
Experian Limited
In March 2019, we acquired certain technology assets and customer related assets from Experian Limited (Experian) for 9.5 million British Pound Sterling (approximately $12.6 million based on the exchange rate in effect at the acquisition date). In the final allocation of the purchase price, we recorded $1.7 million of goodwill, which is not deductible for income tax purposes, which arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $12.8 million, consisting primarily of customer related assets, are being amortized over a weighted average estimated useful life of 11 years. Experian’s operating results are included in our Payments and Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or net income.
In May 2019, we were notified by the United Kingdom's (UK) Competition and Markets Authority (CMA) that it was reviewing our acquisition of these assets from Experian to assess whether the acquisition could result in a substantial lessening of competition. We have since been in an iterative process with the CMA, answering questions about the nature of assets acquired and the overall markets in which the assets will be deployed. The CMA review process is in its second and final phase which is scheduled to conclude in April 2020.
There is a range of possible outcomes to the CMA's review, from clearance of the acquisition to, in a worst-case, divestiture of the acquired asset set; with a range of options in between. While we cannot with certainty predict the outcome of this process, we are confident that the ultimate outcome will not have a material effect on our operating results, financial position or cash flows.

Note 6—Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net income	$2,609	$5,969	$1,242	$5,051
Denominator:
Shares used in computing basic net income per share attributable to common stockholders	41,693	40,635	41,590	40,162
Impact of dilutive securities	399	1,104	327	1,500
Shares used in computing diluted net income per share attributable to common stockholders	42,092	41,739	41,917	41,662
Basic net income per share attributable to common stockholders	$0.06	$0.15	$0.03	$0.13
Diluted net income per share attributable to common stockholders	$0.06	$0.14	$0.03	$0.12

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
Payments and Documents. Our Payments and Documents segment supplies financial business process management software solutions, including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. When licensed for on-premise deployment, software license revenue is typically recorded upon delivery of the software and commencement of the license term. In hosted arrangements, we typically record revenue over time. Professional services revenue is normally recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period.
Other. Our Other segment consists of our healthcare and cyber fraud and risk management solutions. The cyber fraud and risk management results reported in this segment reflect the operations of the legacy sales and product development channel we acquired, however these solutions are sold as part of all of our operating segments. Our cyber fraud and risk management solutions non-invasively monitor, replay and analyze user behavior to flag and even stop suspicious activity in real time. Our healthcare solutions for patient registration, electronic signature, mobile document and payments allow healthcare organizations to improve business efficiencies, reduce costs and improve care quality. Software revenue for perpetual licenses of our cyber fraud and risk management and healthcare products is typically recorded upon delivery of the software and commencement of the license term. Professional services revenue is recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period which is normally twelve months.
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
We do not track or assign our assets by operating segment.
Segment information for the three and six months ended December 31, 2019 and 2018 according to the segment descriptions above, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Segment revenue:
Cloud Solutions	$55,068	$50,328	$107,897	$99,903
Banking Solutions	23,267	23,128	47,436	45,380
Payments and Documents	28,787	25,943	55,558	52,177
Other	4,569	5,447	8,976	9,823
Total segment revenue	$111,691	$104,846	$219,867	$207,283
Segment measure of profit:
Cloud Solutions	$11,877	$10,742	$22,984	$21,034
Banking Solutions	(376)	1,953	159	4,015
Payments and Documents	8,939	7,785	16,640	15,866
Other	(2,196)	(461)	(4,062)	(1,474)
Total measure of segment profit	$18,244	$20,019	$35,721	$39,441

A reconciliation of the measure of total segment profit to GAAP profit (loss) before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Total measure of segment profit	$18,244	$20,019	$35,721	$39,441
Less:
Amortization of acquisition-related intangible assets	(5,213)	(5,253)	(10,163)	(10,579)
Stock-based compensation plan expense	(10,965)	(9,549)	(22,009)	(21,891)
Acquisition and integration-related expenses	(1,957)	(710)	(3,654)	(1,593)
Restructuring expense	(234)	(54)	(209)	(631)
Other non-core (expense) benefit	(4)	—	10	—
Global ERP system implementation and other costs	(200)	(972)	(424)	(2,553)
Other expense, net of pension adjustments	(842)	(1,031)	(1,807)	(1,996)
Profit (loss) before income taxes	$(1,171)	$2,450	$(2,535)	$198

The following depreciation and other amortization expense amounts are included in the measure of segment profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$3,426	$2,880	$6,581	$5,809
Banking Solutions	2,202	1,859	4,297	3,715
Payments and Documents	726	725	1,385	1,483
Other	206	87	389	184
Total depreciation and other amortization expense	$6,560	$5,551	$12,652	$11,191

Disaggregation of Revenue
The tables below present our subscriptions revenue and total revenue disaggregated by major product classification for the three and six months ended December 31, 2019 and 2018.

(in thousands)	Three Months Ended December 31, 2019
	2019		2018
	Subscriptions Revenue	Total Revenue	Subscriptions Revenue	Total Revenue
Payment Settlement Solutions (1)	$37,615	$42,522	$31,592	$37,971
Banking Solutions	18,307	23,267	15,925	23,128
Legal Spend Management	21,413	21,413	19,149	19,149
All other (2)	6,750	24,489	4,622	24,598
Total revenues	$84,085	$111,691	$71,288	$104,846

(in thousands)	Six Months Ended December 31,
	2019		2018
	Subscriptions Revenue	Total Revenue	Subscriptions Revenue	Total Revenue
Payment Settlement Solutions (1)	$72,370	$82,500	$62,214	$75,530
Banking Solutions	36,680	47,436	31,591	45,380
Legal Spend Management	41,987	41,987	37,545	37,545
All other (2)	13,114	47,944	9,706	48,828
Total revenues	$164,151	$219,867	$141,056	$207,283

We derive the majority of our revenue from subscription arrangements. The substantial majority of our non subscription revenue is derived from software support and maintenance fees and from professional services, with such revenue being recorded by all of our operating segments, but with the largest concentration of this revenue being derived from our legacy business payments and documents products in our Payments and Documents segment.

(1) Consists of our cloud-based business payments settlement network Paymode-X, our financial messaging settlement network (each of which are components of our Cloud Solutions segment) and our PTX payment solution (which is a component of our Payments and Documents segment).
(2) Consists of our legacy business payments and documents products (which are components of our Payments and Documents segment) and revenue from our Other segment.
Geographic Information
We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Revenues from unaffiliated customers:
United States	$69,382	$65,024	$138,402	$127,905
United Kingdom	27,107	24,004	52,074	48,371
Switzerland	9,759	9,614	19,519	19,607
Other	5,443	6,204	9,872	11,400
Total revenues from unaffiliated customers	$111,691	$104,846	$219,867	$207,283

Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At December 31,	At June 30,
	2019	2019
	(in thousands)
Long-lived assets:
United States	$63,354	$44,357
United Kingdom	46,788	32,035
Other	14,662	5,326
Total long-lived assets	$124,804	$81,718

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
Provision for Income Taxes
We recorded an income tax benefit of $3.8 million and $3.5 million for the three months ended December 31, 2019 and 2018, respectively. In the three months ended December 31, 2019, we recorded a net income tax benefit, driven by tax benefits recorded against operating losses in the U.S. and Israel. These tax benefits were offset in part by tax expense recorded against operating income generated in our UK and Switzerland operations. The income tax benefit for the three months ended December 31, 2018 was driven largely by discrete tax benefits of $3.3 million relating to stock-based compensation.
We recorded an income tax benefit of $3.8 million and $4.9 million for the six months ended December 31, 2019 and 2018, respectively. In the six months ended December 31, 2019, we recorded a net income tax benefit, driven by tax benefits recorded against operating losses in the U.S. and Israel. These tax benefits were offset in part by tax expense recorded against operating income generated in our UK and Switzerland operations. In the six months ended December 31, 2018, the income tax benefit we recorded was driven largely by discrete tax benefits of $4.0 million relating to stock-based compensation and a discrete tax benefit of $0.5 million arising from a reduction to deferred tax liabilities related to state tax consequences of repatriated foreign earnings.
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
At December 31, 2019, we had a total valuation allowance of $34.6 million against our deferred tax assets given the uncertainty of recoverability of these amounts.

Note 9—Goodwill and Other Intangible Assets
Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. We perform an impairment test of goodwill during the fourth quarter of each fiscal year or sooner, if indicators of potential impairment arise.
At December 31, 2019, the carrying value of goodwill for all of our reporting units was $208.8 million.
The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$223,302	$(153,014)	$70,288	7.9
Core technology	133,742	(94,291)	39,451	7.2
Other intangible assets	22,119	(19,525)	2,594	4.8
Capitalized software development costs	24,750	(11,946)	12,804	2.5
Software (1)	76,766	(40,208)	36,558	3.8
Total	$480,679	$(318,984)	$161,695
Unamortized intangible assets:
Goodwill			208,836
Total intangible assets			$370,531

	As of June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$219,893	$(145,144)	$74,749	8.5
Core technology	130,226	(90,017)	40,209	7.4
Other intangible assets	25,712	(19,030)	6,682	5.0
Capitalized software development costs	23,213	(10,006)	13,207	3.0
Software (1)	72,018	(38,516)	33,502	4.2
Total	$471,062	$(302,713)	$168,349
Unamortized intangible assets:
Goodwill			206,101
Total intangible assets			$374,450
——————

(1)	Software includes purchased software and software developed for internal use.

Estimated amortization expense for the remainder of fiscal year 2020 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of December 31, 2019, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2020	$10,322	$1,963	$5,776
2021	19,234	3,927	8,356
2022	17,132	3,927	6,499
2023	15,723	1,083	4,600
2024	13,934	405	3,100
2025 and thereafter	35,988	—	1,776

Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.
The following table represents a rollforward of our goodwill balances, by reportable segment:

	Cloud Solutions	Banking Solutions	Payments and Documents	Other	Total
	(in thousands)
Balance at June 30, 2019 (1)	$90,307	$39,451	$68,149	$8,194	$206,101
Measurement period adjustment (2)	—	65	—	—	65
Impact of foreign currency translation	885	—	1,785	—	2,670
Balance at December 31, 2019 (1)	$91,192	$39,516	$69,934	$8,194	$208,836
——————

(1)	Other goodwill balance is net of $7.5 million accumulated impairment losses, recorded previously.

(2)	The measurement period adjustment during the six months ended December 31, 2019 relates to our BankSight acquisition. See Note 5 Business and Asset Acquisitions.
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
We determine the lease term by assuming the exercise of options that are reasonably certain. Leases with a lease term of 12 months or less at inception are not reflected in our balance sheet and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than 12 months are reflected as non-current ROU assets and current and non-current lease liabilities in our consolidated balance sheets. Current lease liabilities are classified as a component of accrued expenses and other current liabilities.
As the implicit interest rate in our leases is generally not known, we use our incremental borrowing rate as the discount rate for purposes of determining the present value of our lease liabilities. Our determination of the incremental borrowing rate takes into consideration the expected term of the lease, the effect of the currency in which the lease is denominated and the rate of interest we would expect to incur on a collateralized debt instrument. At December 31, 2019, our weighted average discount rate was 4.9%.
When our contracts contain lease and non-lease elements, we account for both as a single lease component.
We lease office space in cities worldwide under facility leases that expire at various dates. We are typically required to pay certain incremental operating costs above the base rent for our facility leases. Our leases may include periodic payment adjustments based on changes in applicable price indexes. To the extent the adjustment is considered a fixed payment it is included in the measurement of the ROU asset and lease liability, otherwise it is recognized in the period incurred. We also have a variety of data center locations and, to a lesser extent, vehicle and equipment leases. Our facility leases represent the substantial majority of our operating leases and often include renewal options that we can exercise unilaterally. At December 31, 2019, renewal options ranged from 3 months to 10 years.
At December 31, 2019, our operating leases had a weighted average remaining lease term of 6.1 years and we had no material capital leases.
Additional information of our lease activity, as of and for the three and six months ended December 31, 2019 is as follows:

Operating leases:	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
	(in thousands)
Operating lease cost	$1,882	$3,798
Short-term lease cost	135	347
Variable lease cost	548	1,043
Sublease income	(128)	(252)
Total lease cost	$2,437	$4,936

December 31, 2019
(in thousands)
Right-of-use assets, net	$24,294

Operating lease liabilities, current (1)	$6,501
Operating lease liabilities, non-current	20,988
Total operating lease liabilities	$27,489

——————

(1)	Included as a component of accrued expenses and other current liabilities.

Six Months Ended December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,734
Right-of-use assets obtained in exchange for lease obligations	$696

Maturities of lease liabilities at December 31, 2019 were as follows:

For the year ending June 30,	Operating Leases
(in thousands)
2020	$3,819
2021	7,305
2022	5,218
2023	3,640
2024	2,728
Thereafter	9,737
Total lease payments	32,447
Less imputed interest	(4,958)
Total lease liabilities	$27,489

As of December 31, 2019, we have additional operating leases that have not yet commenced of $3.3 million. These operating leases will commence by fiscal year 2021 and have lease terms of 3 years to 12 years.

Legal Matters
We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.
Note 11—Indebtedness
Credit Agreement
We are party to a credit agreement (the Credit Agreement) that provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) and that expires in July 2023. We have the right to request an increase of the aggregate commitments under the Credit Facility by up to $150 million, subject to specified conditions. During the six months ended December 31, 2019, we used $10.0 million of cash on hand to pay down a portion of our borrowings and at December 31, 2019, we owed $100 million.
The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.75 to 1.00, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2020; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default and related cure provisions. As of December 31, 2019, we were in compliance with all covenants.
Note Payable
On August 14, 2017, we acquired Singapore-based Decillion Group (Decillion) for total consideration of 6.2 million Singapore Dollars (approximately $4.6 million based on the exchange rate in effect at the acquisition date). We financed a portion of the purchase price for our acquisition of Decillion by entering into a note payable for 2.5 million Singapore Dollars (approximately $1.8 million based on the exchange rate in effect at the acquisition date). The note was payable in equal installments over ten quarters, with the final installment paid in the quarter ended December 31, 2019.
Note 12—Derivative Instruments
Cash Flow Hedges
Interest Rate Swap Agreements
We utilize interest rate swap agreements to hedge our exposure to interest rate risk. At December 31, 2019, we had two outstanding interest rate swap agreements with notional values of $100 million and $80 million.
The notional value of each interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the Credit Facility.
The $100 million notional value agreement is effective as of December 1, 2017 and expires on December 1, 2021. During this period, the notional amount will have a fixed interest rate of 1.9275% and Citizens Bank, National Association, as counterparty to the agreement, will pay us interest at a floating rate based on the 1 month USD-LIBOR-BBA swap rate on the notional amount. Interest payments are made quarterly on a net settlement basis.
The $80 million notional value agreement is effective as of December 1, 2021 and expires on July 16, 2023. During this period, the notional amount will have a fixed interest rate of 2.125% and Bank of America, N.A., as counterparty to the agreement, will pay us interest at a floating rate based on the 1 month USD-LIBOR-BBA swap rate on the notional amount. Interest payments will be made monthly on a net settlement basis.
We designated the interest rate swaps as hedging instruments and they qualified for hedge accounting upon inception and at December 31, 2019. To continue to qualify for hedge accounting, the instruments must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.
The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at December 31, 2019 and June 30, 2019 were as follows:

Description	Balance Sheet Location	December 31, 2019	June 30, 2019
Derivative interest rate swaps		(in thousands)
Short-term derivative liability	Accrued expenses and other current liabilities	$282	$37
Long-term derivative liability	Other liabilities	$1,111	$1,248

The following table presents the effect of the derivative interest rate swaps in our consolidated statement of comprehensive loss for the six months ended December 31, 2019 and 2018.

	Gain (Loss) in AOCI June 30, 2019	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI December 31, 2019
	(in thousands)
Derivative interest rate swap	$(1,285)	$(49)	$(59)	$(1,393)

	Gain (Loss) in AOCI June 30, 2018	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI December 31, 2018
	(in thousands)
Derivative interest rate swap	$2,590	$(974)	$(137)	$1,479

——————

(1)	Recorded as interest income (expense) within other expense, net in our unaudited consolidated statements of comprehensive income (loss).
During the three and six months ended December 31, 2019, we concluded that no portion of the hedges was ineffective.
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
Net periodic pension costs for the Swiss pension plan included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Components of net periodic cost
Service cost	$729	$630	$1,453	$1,275
Interest cost	56	114	112	230
Prior service credit	(77)	(77)	(154)	(155)
Net actuarial loss	119	54	237	110
Expected return on plan assets	(309)	(345)	(616)	(698)
Net periodic cost	$518	$376	$1,032	$762

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
Financial Highlights
For the six months ended December 31, 2019, our revenue increased to $219.9 million from $207.3 million in the same period of the prior fiscal year. Our revenue for the six months ended December 31, 2019 was unfavorably impacted by $1.5 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling, which depreciated against the U.S. Dollar as compared to the same period of the prior fiscal year. The overall revenue increase was attributable to revenue increases in our Cloud Solutions segment of $8.0 million, our Payments and Documents Solutions segment of $3.4 million and our Banking Solutions segment of $2.1 million. Increased revenue from our legal spend management and Paymode-X settlement network solutions accounted for the revenue increase in our Cloud Solutions segment. The Payments and Documents Solutions segment's revenue increase was primarily due to increased revenue from our European Payments and Documents solutions, and the Banking Solutions segment revenue increase was primarily due to increased subscriptions revenue.
Net income was $1.2 million in the six months ended December 31, 2019 compared to net income of $5.1 million in the same period of the prior fiscal year. Our net income for the six months ended December 31, 2019 was impacted by gross profit expansion of $9.2 million offset by increased operating expenses of $12.2 million as we continue to invest for growth of our business. The increase in gross margins was driven by the revenue increases in our Cloud Solutions and Payments and Documents Solutions segments. The increase in operating expenses was primarily driven by increased sales and marketing costs of $7.1 million and increased product development and engineering costs of $3.2 million as we continued to invest in new product innovation.
In the six months ended December 31, 2019, we derived approximately 37% of our revenue from customers located outside of North America, principally in the United Kingdom (UK), continental Europe and the Asia-Pacific region.
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
It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the SEC on August 29, 2019, as updated above.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, please refer to Note 2 Recent Accounting Pronouncements to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three and Six Months Ended December 31, 2019 Compared to the Three and Six Months Ended December 31, 2018
Segment Information
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer.
Our operating segments are organized principally by the type of product or service offered and by geography. Similar operating segments have been aggregated into four reportable segments: Cloud Solutions, Banking Solutions, Payments and Documents and Other.

The following tables represent our segment revenues and our segment measure of profit (loss):

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$55,068	$50,328	$4,740	9.4%	$107,897	$99,903	$7,994	8.0%
Banking Solutions	23,267	23,128	139	0.6%	47,436	45,380	2,056	4.5%
Payments and Documents	28,787	25,943	2,844	11.0%	55,558	52,177	3,381	6.5%
Other	4,569	5,447	(878)	(16.1)%	8,976	9,823	(847)	(8.6)%
Total segment revenue	$111,691	$104,846	$6,845	6.5%	$219,867	$207,283	$12,584	6.1%

Segment measure of profit (loss):
Cloud Solutions	$11,877	$10,742	$1,135	10.6%	$22,984	$21,034	$1,950	9.3%
Banking Solutions	(376)	1,953	(2,329)	(119.3)%	159	4,015	(3,856)	(96.0)%
Payments and Documents	8,939	7,785	1,154	14.8%	16,640	15,866	774	4.9%
Other	(2,196)	(461)	(1,735)	(376.4)%	(4,062)	(1,474)	(2,588)	(175.6)%
Total measure of segment profit	$18,244	$20,019	$(1,775)	(8.9)%	$35,721	$39,441	$(3,720)	(9.4)%
A reconciliation of the measure of total segment profit to GAAP profit (loss) before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Total measure of segment profit	$18,244	$20,019	$35,721	$39,441
Less:
Amortization of acquisition-related intangible assets	(5,213)	(5,253)	(10,163)	(10,579)
Stock-based compensation plan expense	(10,965)	(9,549)	(22,009)	(21,891)
Acquisition and integration-related expenses	(1,957)	(710)	(3,654)	(1,593)
Restructuring expense	(234)	(54)	(209)	(631)
Other non-core (expense) benefit	(4)	—	10	—
Global ERP system implementation and other costs	(200)	(972)	(424)	(2,553)
Other expense, net of pension adjustments	(842)	(1,031)	(1,807)	(1,996)
Profit (loss) before income taxes	$(1,171)	$2,450	$(2,535)	$198
Cloud Solutions
Revenues from our Cloud Solutions segment increased $4.7 million for the three months ended December 31, 2019 as compared to the same period in the prior fiscal year, due to increased revenue of $2.5 million from our settlement network solutions and $2.3 million from our legal spend management solutions. Segment profit increased $1.1 million for the three months ended December 31, 2019 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased operating expenses of $2.4 million primarily related to sales and marketing expenses and increased cost of revenues of $1.2 million related to increased subscriptions costs.
Revenues from our Cloud Solutions segment increased $8.0 million for the six months ended December 31, 2019 as compared to the same period in the prior fiscal year, due to increased revenue of $4.4 million from our legal spend management solutions and $3.6 million from our settlement network solutions. Segment profit increased $2.0 million for the six months ended December 31, 2019 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased operating expenses of $4.1 million related primarily to increased sales and marketing costs and increased cost of revenues of $1.9 million primarily related to subscriptions costs. We expect revenue and profit for the Cloud

Solutions segment to increase in fiscal year 2020 as a result of increased revenue from our legal spend management and our Paymode-X and financial messaging settlement network solutions.
Banking Solutions
Revenues from our Banking Solutions segment increased $0.1 million for the three months ended December 31, 2019 as compared to the same period in the prior fiscal year, due to increased subscriptions revenue of $2.4 million, partially offset by decreased software license revenue of $2.1 million. The decrease in software license revenue was by design and driven by the evolution of our business strategy, which is focused on a subscription revenue model rather than one-time license events. The increase in subscriptions revenue was primarily related to customers going live on our hosted solutions. Segment profit decreased $2.3 million for the three months ended December 31, 2019 as compared to the same period in the prior fiscal year, due to lower reported software revenue of $2.1 million and increased operating expenses associated with sales and marketing and product development expenses of $1.5 million and $0.6 million, respectively.
Revenues from our Banking Solutions segment increased $2.1 million for the six months ended December 31, 2019 as compared to the same period in the prior fiscal year, due to increased subscriptions revenue of $5.1 million, partially offset by decreased software license revenue of $2.9 million as we continued to emphasize sales of our hosted solutions. The increase in subscriptions revenue was primarily related to customers going live on our hosted solutions. Segment profit decreased $3.9 million for the six months ended December 31, 2019 as compared to the same period in the prior fiscal year, due to lower reported software revenue of $2.9 million and increased operating expenses and cost of revenues of $4.9 million and $1.0 million, respectively, partially offset by the revenue increase described above. The operating expense increases were associated with sales and marketing and product development costs. We expect revenue and profit to increase over the remainder of the fiscal year.
Payments and Documents
Revenues from our Payments and Documents segment increased $2.8 million for the three months ended December 31, 2019 as compared to the same period in the prior fiscal year, due primarily to increased subscriptions revenue of $3.7 million from our payments and documents solutions, partially offset by decreased service and maintenance revenue of $0.8 million. The decrease in maintenance revenue was driven by the continued focus of converting our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit increased $1.2 million for the three months ended December 31, 2019 as compared to the same period in the prior fiscal year, due to the revenue increase described above, partially offset by increased operating expenses of $1.1 million primarily related to increased sales and marketing costs.
Revenues from our Payments and Documents segment increased $3.4 million for the six months ended December 31, 2019 as compared to the same period in the prior fiscal year, due primarily to increased subscriptions revenue of $6.0 million from our payments and documents solutions, partially offset by decreased service and maintenance revenue of $1.7 million and decreased software license revenue of $0.8 million. The decrease in maintenance revenue was driven by the continued focus of converting our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit increased $0.8 million for the six months ended December 31, 2019 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased operating expenses of $1.6 million primarily related to increased sales and marketing costs. We expect revenue and profit to increase for the Payments and Documents segment in fiscal year 2020.
Other
Revenues from our Other segment decreased for the three and six months ended December 31, 2019 as compared to the same periods in the prior fiscal year. Segment profit decreased $1.7 million and $2.6 million for the three and six months ended December 31, 2019, respectively, as compared to the same periods in the prior fiscal year. We expect Other segment revenue and profit to decrease in fiscal year 2020.

Revenues by category

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions	$84,085	$71,288	$12,797	18.0%	$164,151	$141,056	$23,095	16.4%
Software licenses	2,800	5,665	(2,865)	(50.6)%	5,376	10,177	(4,801)	(47.2)%
Service and maintenance	24,061	26,786	(2,725)	(10.2)%	48,886	54,191	(5,305)	(9.8)%
Other	745	1,107	(362)	(32.7)%	1,454	1,859	(405)	(21.8)%
Total revenues	$111,691	$104,846	$6,845	6.5%	$219,867	$207,283	$12,584	6.1%

As % of total revenues:
Subscriptions	75.3%	68.0%			74.7%	68.1%
Software licenses	2.5%	5.4%			2.4%	4.9%
Service and maintenance	21.5%	25.5%			22.2%	26.1%
Other	0.7%	1.1%			0.7%	0.9%
Total revenues	100.0%	100.0%			100.0%	100.0%
Subscriptions
Revenues from subscriptions increased $12.8 million for the three months ended December 31, 2019 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by increases in subscriptions revenue from our Cloud Solutions, Payments and Documents and Banking Solutions segments of $6.2 million, $3.7 million and $2.4 million, respectively, due to the impact of customers going live on our hosted solutions and the continued impact of customers converting to subscription based solutions.
Revenues from subscriptions increased $23.1 million for the six months ended December 31, 2019 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by increases in subscriptions revenue from our Cloud Solutions, Payments and Documents and Banking Solutions segments of $11.3 million, $6.0 million and $5.1 million, respectively, due to the impact of customers going live on our hosted platforms and the impact of customers converting to subscription based solutions. We expect subscriptions revenues to increase in fiscal year 2020 as compared to the prior fiscal year due to revenue increases in our legal spend management solutions, our Paymode-X and financial messaging settlement network solutions and our banking solutions platforms.
Software Licenses
Revenues from software licenses decreased $2.9 million for the three months ended December 31, 2019 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in software revenue from our Banking Solutions segment of $2.1 million and from our Other segment of $0.7 million. The decrease in software license revenue was by design and driven by the evolution of our business strategy, which is focused on a subscription revenue model rather than one-time license events.
Revenues from software licenses decreased $4.8 million for the six months ended December 31, 2019 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in revenue from our Banking Solutions segment of $2.9 million and from our Payments and Documents segment of $0.8 million. The decrease in software license revenue was by design and driven by the evolution of our business strategy, which is focused on a subscription revenue model rather than one-time license events. We expect software license revenues to decrease in fiscal year 2020, as we continue to emphasize our subscription based solutions rather than on-premise software deployments.
Service and Maintenance
Revenues from service and maintenance decreased $2.7 million for the three months ended December 31, 2019 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in revenue from our Cloud Solutions segment of $1.4 million and Payments and Documents segment of $0.8 million, in each case reflecting our continued emphasis on hosted and subscription based solutions rather than deployed, perpetual-license solutions.
Revenues from service and maintenance decreased $5.3 million for the three months ended December 31, 2019 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in revenue from our

Cloud Solutions segment of $2.9 million and Payments and Documents segment of $1.7 million, in each case reflecting the continued conversion of customers to our hosted and subscription based solutions rather than deployed, perpetual-license solutions. We expect service and maintenance revenues will decrease in fiscal year 2020 as a result of decreased services revenue from our Payments and Documents and Banking Solutions segments and financial messaging solutions, primarily due to our continued emphasis on hosted solutions.
Other
Our other revenues consist principally of equipment and supplies sales, which remained minor components of our overall revenue. We expect that other revenues will decrease in fiscal year 2020.
Cost of revenues by category

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions	$33,449	$31,352	$2,097	6.7%	$66,214	$63,021	$3,193	5.1%
Software licenses	157	210	(53)	(25.2)%	318	441	(123)	(27.9)%
Service and maintenance	12,929	12,528	401	3.2%	25,982	25,234	748	3.0%
Other	504	891	(387)	(43.4)%	1,020	1,415	(395)	(27.9)%
Total cost of revenues	$47,039	$44,981	$2,058	4.6%	$93,534	$90,111	$3,423	3.8%
Gross Profit ($)	$64,652	$59,865	$4,787	8.0%	$126,333	$117,172	$9,161	7.8%
Gross Profit (%)	57.9%	57.1%			57.5%	56.5%
Subscriptions
Subscriptions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions costs decreased to 40% of subscriptions revenues in the three months ended December 31, 2019 as compared to 44% of subscriptions revenues in the three months ended December 31, 2018 due to the continued revenue expansion from our hosted solutions.
Subscriptions costs decreased to 40% of subscriptions revenues in the six months ended December 31, 2019 as compared to 45% of subscriptions revenues in the six months ended December 31, 2018 due to the continued revenue expansion from our hosted solutions. We expect subscriptions costs as a percentage of subscriptions revenues will continue to decrease in fiscal year 2020 as a result of increased revenue contribution from our cloud-based banking, legal spend management and Paymode-X solutions.
Software Licenses
Software license costs consist of expenses incurred by us to distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs increased slightly to 6% of software license revenues in the three and six months ended December 31, 2019 as compared to 4% of software license revenues in the three and six months ended December 31, 2018. We expect software license costs as a percentage of software license revenues will remain relatively consistent in fiscal year 2020.
Service and Maintenance
Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 54% of service and maintenance revenues in the three months ended December 31, 2019 as compared to 47% of service and maintenance revenues in the three months ended December 31, 2018 due primarily to increased costs from our European payments and documents solutions and due to the overall revenue decreases discussed above.
Service and maintenance costs increased to 53% of service and maintenance revenues in the six months ended December 31, 2019 as compared to 47% of service and maintenance revenues in the six months ended December 31, 2018 due primarily to increased costs from our European payments and documents solutions and due to the overall revenue decreases discussed above. We expect that service and maintenance costs will remain relatively consistent in fiscal year 2020.
Other

Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. These remain minor components of our business. We expect other costs as a percentage of other revenues will decrease slightly in fiscal year 2020.
Operating Expenses

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$26,988	$22,585	$4,403	19.5%	$52,676	$45,607	$7,069	15.5%
Product development and engineering	18,279	16,815	1,464	8.7%	36,628	33,380	3,248	9.7%
General and administrative	14,761	11,904	2,857	24.0%	28,106	25,769	2,337	9.1%
Amortization of acquisition-related intangible assets	5,213	5,253	(40)	(0.8)%	10,163	10,579	(416)	(3.9)%
Total operating expenses	$65,241	$56,557	$8,684	15.4%	$127,573	$115,335	$12,238	10.6%

As % of total revenues:
Sales and marketing	24.2%	21.5%			24.0%	22.0%
Product development and engineering	16.4%	16.0%			16.7%	16.1%
General and administrative	13.2%	11.4%			12.8%	12.4%
Amortization of acquisition-related intangible assets	4.7%	5.0%			4.6%	5.1%
Total operating expenses	58.5%	53.9%			58.1%	55.6%
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 due to an increase in employee related costs of $3.1 million and increased marketing related costs of $0.4 million.
Sales and marketing expenses increased in the six months ended December 31, 2019 as compared to the six months ended December 31, 2018 due to an increase in employee related costs of $4.6 million and increased marketing related costs of $1.0 million. We expect sales and marketing expenses as a percentage of total revenue will increase in fiscal year 2020.
Product Development and Engineering
Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products as well as initiatives related to new product development. Product development and engineering expenses increased in the three and six months ended December 31, 2019 as compared to the three and six months ended December 31, 2018 due principally to an increase in headcount related costs of $1.5 million and $3.2 million in the three and six months ended December 31, 2019, respectively, as we continued to invest in the development of innovative, feature-rich products. We expect product development and engineering expenses as a percentage of total revenues will increase in fiscal year 2020.
General and Administrative
General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 due primarily to an increase in employee related costs of $1.9 million and to a lesser extent due to acquisition and integration related expenses.

General and administrative expenses increased in the six months ended December 31, 2019 as compared to the six months ended December 31, 2018 due primarily to an increase in acquisition and integration related expenses of $2.8 million and an increase in headcount related costs of $2.0 million partially offset by a decrease in global ERP implementation and other costs of $2.4 million. We expect general and administrative expenses as a percentage of total revenues will remain consistent in fiscal year 2020.
Amortization of Acquisition-related Intangible Assets
We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the three and six months ended December 31, 2019 as compared to the three and six months ended December 31, 2018 occurred as a result of the impact of amortization rates decreasing over the underlying asset lives. We expect that total amortization expense for acquired intangible assets for the remainder of fiscal year 2020 will be approximately $10.3 million.
 Other Expense, Net

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$168	$144	$24	16.7%	$391	$278	$113	40.6%
Interest expense	(727)	(934)	207	22.2%	(1,477)	(2,055)	578	28.1%
Other (expense) income, net	(23)	(68)	45	(66.2)%	(209)	138	(347)	(251.4)%
Other expense, net	$(582)	$(858)	$276	32.2%	$(1,295)	$(1,639)	$344	21.0%
The components of other expense, net are as depicted above and remain minimal overall components of our operations.
Provision for Income Taxes
We recorded an income tax benefit $3.8 million and $3.5 million for the three months ended December 31, 2019 and 2018, respectively. We recorded an income tax benefit of $3.8 million and $4.9 million for the six months ended December 31, 2019 and 2018, respectively. We expect tax expense to increase over the remainder of the fiscal year. Please refer to Note 8 Income Taxes to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Liquidity and Capital Resources
We are party to a credit agreement with Bank of America, N.A. and certain other lenders that provides for a credit facility in the amount of up to $300 million (the Credit Facility). We have the right to request an increase to the aggregate commitments to the Credit Facility of up to $150 million, subject to specified conditions. The Credit Facility expires in July 2023. At December 31, 2019, borrowings were $100 million and we were in compliance with all covenants.
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
One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the six months ended December 31, 2019 and 2018 are summarized in the tables below:

	December 31,	June 30,
	2019	2019
	(in thousands)
Cash and cash equivalents	$80,817	$92,164
Marketable securities	10,153	7,541
Borrowings under credit facility	100,000	110,000

	Six Months Ended December 31,
	2019	2018
	(in thousands)
Cash provided by operating activities	$42,088	$33,249
Cash used in investing activities	(29,114)	(23,874)
Cash used in financing activities	(22,522)	(39,044)
Effect of exchange rates on cash	1,039	(1,923)
 Cash, cash equivalents and marketable securities. At December 31, 2019, our cash and cash equivalents of $80.8 million consisted primarily of cash deposits held at major banks and money market funds. The $11.3 million decrease in cash and cash equivalents at December 31, 2019 from June 30, 2019 was primarily due to cash used to repurchase shares of our common stock of $14.3 million, cash used to fund capital expenditures, including capitalization of software costs of $26.4 million, purchases of available for sale securities of $10.1 million and repayment of amounts borrowed under the Credit Facility of $10.0 million, partially offset by cash generated from operations of $42.1 million and proceeds from sales of available for sale securities of $7.5 million.
Cash, cash equivalents and marketable securities included approximately $44.2 million held by our foreign subsidiaries as of December 31, 2019. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK, Switzerland and India and therefore we do not provide for U.S. income taxes that could result from the distribution of foreign earnings from our international subsidiaries other than the UK, Switzerland and India. If our reinvestment plans change based on future events and we decide to repatriate amounts from other international subsidiaries to fund our domestic operations, those amounts would generally become subject to state tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made.
Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Decreases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar increased our overall cash balances by approximately $1.0 million for the six months ended December 31, 2019. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances, however, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.
Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses, and impairment charges and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations increased by $8.8 million in the six months ended December 31, 2019 as compared to the same period in the prior fiscal year. The increase was primarily related to a decrease in cash used for accrued expenses of $5.3 million and an increase in cash flows from prepaid expenses and other current assets of $2.8 million.
At December 31, 2019, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.
Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $5.2 million increase in net cash used in investing activities for the six months ended December 31, 2019 as compared to the same period in the prior fiscal year was primarily due to an increase in capital expenditures of $9.4 million and an increase in the purchase of available for sale securities of $2.5 million, partially offset by the absence of cash used to fund business acquisitions, net of cash acquired, of $8.9 million.
Financing Activities. Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
Contractual Obligations
For the three and six months ended December 31, 2019, there have been no material changes to the contractual obligations disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Our estimate of unrecognized tax benefits for which cash settlement may be required is $2.1 million. As of December 31, 2019, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the three months ended December 31, 2019.
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
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, a party to legal proceedings and claims that arise in the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require further disclosure in, our financial statements.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors identified in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 before making an investment decision involving our common stock. These risk factors could materially affect our business, financial condition or results of operations and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties may also impact our business operations. Except for the following additional risk factor, there have been no material changes to the risk factors disclosed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
The formal notification by the United Kingdom (UK) of its intention to withdraw from the European Union (EU) (referred to as Brexit), could create disruption and uncertainty to our business, including our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations
In January 2020, the UK and EU entered into a withdrawal agreement pursuant to which the UK formally withdrew from the EU on January 31, 2020. Following such withdrawal, the UK entered into a transition period scheduled to end on December 31, 2020. During the transition period, the UK will remain subject to EU law and maintain access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. There remains substantial uncertainty surrounding the ultimate impact of Brexit and any associated transition period.
The ultimate effects of Brexit will depend on any agreements the UK makes to retain access to EU markets, either during any transition period or more permanently. These outcomes could disrupt the markets we serve and the tax jurisdictions in which we operate and create uncertainty and challenges (particularly in the near term) with respect to trading relationships between our UK subsidiary and other EU nations. Remaining EU member countries may also seek to make it more difficult for us to trade effectively or competitively in those regions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including with respect to employment law or data privacy, as the UK determines which EU laws to replace or replicate, which could create additional uncertainty and challenges for us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	—	$—	—	$—
November 1, 2019 - November 30, 2019	—	—	—	—
December 1, 2019 - December 31, 2019	95,258	52.49	95,258	35,000,000
Total	95,258	$52.49	95,258
——————

(1)
On August 5, 2019, we announced that our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $50 million. This program expires on August 5, 2021.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	2019 Stock Incentive Plan	8-K	000-25259	99.1	11/25/19

10.2	Letter Agreement dated November 21, 2019 between the Leadership Development and Compensation Committee and Robert A. Eberle	8-K	000-25259	99.1	11/25/19

10.3	Amendment dated November 21, 2019 to Letter Agreement dated November 17, 2016 with Joseph L. Mullen					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

**	submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2019 and 2018, (iii) Unaudited Consolidated Statements of Stockholders' Equity for the three and six months ended December 31, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2019 and 2018 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date:	February 7, 2020	By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)