Form 10-Q
period 2020-03-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2020-05-11
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-Q
——————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2020 was 43,924,419.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)
	March 31,	June 30,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$173,063	$92,164
Cash held for customers	6,590	5,637
Marketable securities	9,224	7,541
Accounts receivable net of allowances for doubtful accounts of $924 at March 31, 2020 and $824 at June 30, 2019	78,271	77,285
Prepaid expenses and other current assets	30,333	30,434
Total current assets	297,481	213,061
Property and equipment, net	69,832	54,541
Operating lease right-of-use assets, net	23,953	—
Goodwill	205,206	206,101
Intangible assets, net	155,331	168,349
Other assets	28,769	27,177
Total assets	$780,572	$669,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,830	$10,947
Accrued expenses and other current liabilities	40,893	33,945
Customer account liabilities	6,590	5,637
Deferred revenue	86,236	75,097
Total current liabilities	146,549	125,626
Borrowings under credit facility	180,000	110,000
Deferred revenue, non-current	14,479	17,062
Operating lease liabilities, non-current	19,991	—
Deferred income taxes	9,251	10,345
Other liabilities	27,407	26,819
Total liabilities	397,677	289,852
Stockholders' equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares- 47,889 at March 31, 2020 and 46,995 at June 30, 2019; outstanding shares- 41,914 at March 31, 2020 and 41,315 at June 30, 2019	48	47
Additional paid-in-capital	754,140	721,438
Accumulated other comprehensive loss	(50,351)	(43,593)
Treasury stock: 5,975 shares at March 31, 2020 and 5,680 shares at June 30, 2019, at cost	(143,333)	(127,095)
Accumulated deficit	(177,609)	(171,420)
Total stockholders' equity	382,895	379,377
Total liabilities and stockholders' equity	$780,572	$669,229

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Revenues:
Subscriptions	$87,531	$75,502	$251,682	$216,558
Software licenses	1,546	3,802	6,922	13,979
Service and maintenance	21,732	25,856	70,618	80,047
Other	906	1,278	2,360	3,137
Total revenues	111,715	106,438	331,582	313,721
Cost of revenues:
Subscriptions	34,670	31,623	100,884	94,644
Software licenses	82	226	400	667
Service and maintenance	12,534	12,818	38,516	38,052
Other	643	1,046	1,663	2,461
Total cost of revenues	47,929	45,713	141,463	135,824
Gross profit	63,786	60,725	190,119	177,897
Operating expenses:
Sales and marketing	27,370	25,165	80,046	70,772
Product development and engineering	18,000	16,887	54,628	50,267
General and administrative	13,734	13,175	41,840	38,944
Amortization of acquisition-related intangible assets	5,121	5,230	15,284	15,809
Total operating expenses	64,225	60,457	191,798	175,792
(Loss) income from operations	(439)	268	(1,679)	2,105
Other expense, net	(970)	(695)	(2,265)	(2,334)
Loss before income taxes	(1,409)	(427)	(3,944)	(229)
(Provision) benefit from income taxes	(6,059)	1,251	(2,282)	6,104
Net (loss) income	$(7,468)	$824	$(6,226)	$5,875
Net (loss) income per share:
Basic	$(0.18)	$0.02	$(0.15)	$0.15
Diluted	$(0.18)	$0.02	$(0.15)	$0.14
Shares used in computing net (loss) income per share:
Basic	41,823	40,911	41,668	40,412
Diluted	41,823	41,625	41,668	41,650
Other comprehensive (loss) income, net of tax:
Unrealized gain on available for sale securities	70	5	67	11
Change in fair value on interest rate hedging instruments	(3,482)	(841)	(3,590)	(1,952)
Minimum pension liability adjustments	5	18	13	(38)
Foreign currency translation adjustments	(9,313)	1,322	(3,248)	(2,588)
Other comprehensive (loss) income, net of tax:	(12,720)	504	(6,758)	(4,567)
Comprehensive (loss) income	$(20,188)	$1,328	$(12,984)	$1,308

See accompanying notes.

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2019	47,645	$48	$744,359	$(37,631)	5,948	$(140,701)	$(170,141)	$395,934
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	450	—	(63)	1,508	—	1,958
Vesting of restricted stock awards	244	—	—	—	—	—	—	—
Repurchase of common stock to be held in treasury	—	—	—	—	90	(4,140)	—	(4,140)
Stock compensation plan expense	—	—	9,331	—	—	—	—	9,331
Minimum pension liability adjustments, net of tax	—	—	—	5	—	—	—	5
Net loss	—	—	—	—	—	—	(7,468)	(7,468)
Unrealized gain on available for sale securities, net of tax	—	—	—	70	—	—	—	70
Change in fair value on interest rate hedging instruments	—	—	—	(3,482)	—	—	—	(3,482)
Foreign currency translation adjustment	—	—	—	(9,313)	—	—	—	(9,313)
Balance at March 31, 2020	47,889	$48	$754,140	$(50,351)	5,975	$(143,333)	$(177,609)	$382,895

Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2018	46,468	$46	$700,520	$(35,704)	5,730	$(128,216)	$(175,801)	$360,845
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	21	1	996		(50)	1,121		2,118
Vesting of restricted stock awards	237							—
Stock compensation plan expense			10,042					10,042
Minimum pension liability adjustments, net of tax				18				18
Net income							824	824
Unrealized gain on available for sale securities, net of tax				5				5
Change in fair value on interest rate hedging instruments				(841)				(841)
Foreign currency translation adjustment				1,322				1,322
Balance at March 31, 2019	$46,726	$47	$711,558	$(35,200)	5,680	$(127,095)	$(174,977)	$374,333

Nine Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2019	46,995	47	721,438	(43,593)	5,680	(127,095)	(171,420)	379,377
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	13	—	1,226	—	(123)	2,907	—	4,133
Vesting of restricted stock awards	881	1	—	—	—	—	—	1
Repurchase of common stock to be held in treasury	—	—	—	—	418	(19,145)	—	(19,145)
Stock compensation plan expense	—	—	31,476	—	—	—	—	31,476
Minimum pension liability adjustments, net of tax	—	—	—	13	—	—	—	13
Net loss	—	—	—	—	—	—	(6,226)	(6,226)
Cumulative effect of adoption of updated lease standard	—	—	—	—	—	—	37	37
Unrealized gain on available for sale securities, net of tax	—	—	—	67	—	—	—	67
Change in fair value on interest rate hedging instruments	—	—	—	(3,590)	—	—	—	(3,590)
Foreign currency translation adjustment	—	—	—	(3,248)	—	—	—	(3,248)
Balance at March 31, 2020	47,889	$48	$754,140	$(50,351)	5,975	$(143,333)	$(177,609)	$382,895

Nine Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2018	44,834	45	678,549	(30,633)	5,806	(129,914)	(207,115)	310,932
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	40	1	1,036	—	(126)	2,819	—	3,856
Vesting of restricted stock awards	920	—	—	—	—	—	—	—
Stock compensation plan expense	—	—	31,978	—	—	—	—	31,978
Warrant settlements	932	1	(5)	—	—	—	—	(4)
Minimum pension liability adjustments, net of tax	—	—	—	(38)	—	—	—	(38)
Net income	—	—	—	—	—	—	5,875	5,875
Cumulative effect of adoption of updated revenue recognition standard	—	—	—	—	—	—	26,263	26,263
Unrealized gain on available for sale securities, net of tax	—	—	—	11	—	—	—	11
Change in fair value on interest rate hedging instruments	—	—	—	(1,952)	—	—	—	(1,952)
Foreign currency translation adjustment	—	—	—	(2,588)	—	—	—	(2,588)
Balance at March 31, 2019	46,726	$47	$711,558	$(35,200)	5,680	$(127,095)	$(174,977)	$374,333

Bottomline Technologies (de), Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended March 31,
	2020	2019

Operating activities:
Net (loss) income	$(6,226)	$5,875
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	15,284	15,809
Stock-based compensation plan expense	31,298	31,906
Depreciation and other amortization	19,807	16,767
Gain on sale of cost-method investment	—	(237)
Deferred income tax benefit	(271)	(8,284)
Provision for allowances on accounts receivable	204	167
Amortization of debt issuance costs	310	311
Amortization of discount on investments	(52)	(108)
Loss on disposal of equipment	104	596
Loss on foreign exchange	504	410
Changes in operating assets and liabilities:
Accounts receivable	(2,062)	(3,520)
Prepaid expenses and other current assets	(479)	(3,913)
Operating lease right-of-use asset, net	2,282	—
Other assets	(1,860)	(1,483)
Accounts payable	2,627	1,485
Accrued expenses	(461)	(1,513)
Operating lease liabilities	(2,125)	—
Customer account liabilities	1,074	1,562
Deferred revenue	9,577	7,835
Other liabilities	594	(650)
Net cash provided by operating activities	70,129	63,015
Investing activities:
Acquisition of businesses and assets, net of cash and restricted cash acquired	—	(21,449)
Purchases of other investments	(144)	—
Proceeds from sale of cost-method investment	—	237
Purchases of available-for-sale securities	(11,473)	(7,588)
Proceeds from sales of available-for-sale securities	9,900	9,200
Capital expenditures, including capitalization of software costs	(39,516)	(45,725)
Insurance proceeds received for damage to equipment	—	201
Net cash used in investing activities	(41,233)	(65,124)
Financing activities:
Repurchase of common stock	(19,145)	—
Repayment of amounts borrowed under revolving credit facility	(10,000)	(40,000)
Amounts borrowed under revolving credit facility	80,000	—
Repayment of notes payable	(365)	(552)
Settlement of warrants	—	(4)
Debt issuance costs related to credit facility	—	(597)
Proceeds from exercise of stock options and employee stock purchase plan	4,133	3,856
Net cash provided by (used in) financing activities	54,623	(37,297)
Effect of exchange rate changes on cash	(1,667)	(1,427)
Increase (decrease) in cash, cash equivalents and restricted cash	81,852	(40,833)
Cash, cash equivalents and restricted cash at beginning of period	97,801	124,613
Cash, cash equivalents and restricted cash at end of period	$179,653	$83,780

Cash and cash equivalents at end of period	$173,063	$79,475
Cash held for customers at end of period	6,590	4,305
Cash, cash equivalents and restricted cash at end of period	$179,653	$83,780
Supplemental disclosures of non-cash financing activities:
Issuance of common stock upon settlement of the warrants	$—	$58,451

See accompanying notes.

Bottomline Technologies (de), Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020
Note 1—Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies (de), Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2020, particularly in light of the novel coronavirus (COVID-19) pandemic and the effect it is having on the domestic and global economies. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2019.
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
Accounting Pronouncements to be Adopted
Financial Instruments - Credit Losses: In June 2016, the FASB issued an accounting standard update that replaces the incurred loss impairment model with an expected loss model for financial assets held at amortized cost, eliminates the concept of other-than-temporary impairment and requires credit losses associated with available-for-sale debt securities to be recorded through an allowance rather than a reduction in the amortized cost basis of the security. The changes are expected to result in earlier recognition of credit losses associated with financial assets. The estimate of expected credit losses will require entities to incorporate historical information, current information and reasonable and supportable forecasts. This standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. We will adopt this standard on July 1, 2020, on a modified retrospective basis, with the cumulative-effect recorded as an adjustment to the opening balance of accumulated deficit as of the effective date. We are currently evaluating the anticipated impact of this standard on our financial statements and do not currently expect the adoption of this standard to have a material impact on our financial statements.
Goodwill Impairment: In January 2017, the FASB issued an accounting standard update to simplify the test for goodwill impairment which removes the requirement to compare the carrying value of goodwill against its implied fair value. Under the revised standard, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss should not exceed the total amount of goodwill allocated to the reporting unit. We will adopt this standard on July 1, 2020 on a prospective basis and do not currently expect the adoption of this standard to have a material impact on our financial statements.
Income Taxes: In December 2019, the FASB issued an accounting standard update related to simplifying the accounting for income taxes by eliminating certain exceptions related to intraperiod tax allocations, basis differences for changes in ownership interest in equity method investments, and the calculation of interim period income tax. The standard also simplifies other aspects of accounting for taxes. The standard is effective for us on July 1, 2021, with early adoption permitted. We are currently in the process of evaluating the effects of this update on our financial statements, including potential early adoption.

Note 3—Revenue Recognition
Remaining Performance Obligations
The transaction price we allocate to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2020 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of SaaS hosting/subscription obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations. During the three and nine months ended March 31, 2020 and 2019, the amount of revenue recognized from performance obligations satisfied in prior periods was not significant.
Revenue allocated to remaining performance obligations was $424.6 million as of March 31, 2020 of which we expect to recognize approximately $163.9 million over the next twelve months and the remainder thereafter. We exclude from our measure of remaining performance obligations amounts related to future transactional or usage-based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services.
Contract Assets and Liabilities
The table below presents our accounts receivable, contract assets and deferred revenue balances as of March 31, 2020 and June 30, 2019.

	March 31,	June 30,
	2020	2019	$ Change
	(in thousands)
Accounts receivable	$78,271	$77,285	$986
Contract assets	3,195	5,135	(1,940)
Deferred revenue	100,715	92,159	8,556

Accounts receivable include amounts related to our contractual right to consideration for both completed and partially completed performance obligations, including amounts that may not have been invoiced, and is net of allowances for doubtful accounts. Contract assets arise when we recognize revenue in excess of amounts billed to the customer and the right to payment is contingent on conditions other than simply the passage of time, such as the future completion of a related performance obligation. Contract assets are classified in our consolidated balance sheets as other current assets for those contract assets with recognition periods of one year or less and other assets for contract assets with recognition periods greater than one year. Deferred revenue consists of billings or customer payments in excess of amounts recognized as revenue.
The increase in deferred revenue at March 31, 2020 as compared to June 30, 2019 reflects the impact on deferred revenue of our recognition of revenue from maintenance contracts, a significant portion of which are billed on a calendar year basis, as well as the impact of foreign exchange changes.
For the three and nine months ended March 31, 2020, we recognized $11.8 million and $74.1 million, respectively, in revenue from amounts that were included in deferred revenue as of June 30, 2019. For the three and nine months ended March 31, 2019, we recognized $14.6 million and $66.4 million, respectively, in revenue from amounts that were included in deferred revenue as of July 1, 2018.

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
At March 31, 2020 and June 30, 2019, our assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2020				June 30, 2019
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$1,319	$—	$—	$1,319	$2,807	$—	$—	$2,807
Available for sale securities - Debt
Government - U.S. treasury securities	—	9,170	—	9,170	—	7,479	—	7,479
Total assets	$1,319	$9,170	$—	$10,489	$2,807	$7,479	$—	$10,286
Liabilities
Short-term derivative interest rate swap	$—	$1,404	$—	$1,404	$—	$37	$—	$37
Long-term derivative interest rate swap	$—	$3,471	$—	$3,471	$—	$1,248	$—	$1,248
Total liabilities	$—	$4,875	$—	$4,875	$—	$1,285	$—	$1,285

Fair Value of Financial Instruments
We have certain financial instruments which consist of cash and cash equivalents, cash and cash equivalents held for customers, marketable securities, accounts receivable, accounts payable, customer account liabilities, derivative interest rate swaps, assets related to deposits made to fund future requirements associated with Israeli severance arrangements and debt drawn on our Credit Facility (see Note 11 Indebtedness). Fair value information for each of these instruments is as follows:

•
Cash and cash equivalents, cash and cash equivalents held for customers, accounts receivable, accounts payable and customer account liabilities fair values approximates their carrying values, due to the short-term nature of these instruments.

•	Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at March 31, 2020 and June 30, 2019, approximated fair value.

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

•
The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.0 million and $1.2 million at March 31, 2020 and June 30, 2019, respectively, which approximated their fair value.

•
We have certain other investments for which there is no readily determinable fair value. The carrying value of these investments was $0.9 million and $0.7 million at March 31, 2020 and June 30, 2019, respectively, and they are reported as a component of our other assets. These investments are recorded at cost, less impairment (if any), plus or minus adjustments for observable price changes.

•
We have borrowings of $180 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at March 31, 2020, as the instrument carries a variable rate of interest which reflects current market rates.

Marketable Securities
The table below presents information regarding our marketable securities by major security type as of March 31, 2020 and June 30, 2019.

	March 31, 2020			June 30, 2019
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Government and other debt securities	$54	$9,170	$9,224	$62	$7,479	$7,541
Total marketable securities	$54	$9,170	$9,224	$62	$7,479	$7,541

The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

March 31, 2020
(in thousands)
Due within 1 year	$9,170
Due in 1 year through 5 years	—
Total	$9,170

All of our available for sale marketable securities are classified as current assets.
The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of March 31, 2020 and June 30, 2019, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At March 31, 2020		At June 30, 2019
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government - U.S. treasury securities	$—	$—	$800	$(1)
Total	$—	$—	$800	$(1)

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
In the allocation of the purchase price we recorded $3.6 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $3.1 million, consisting primarily of technology related assets, are being amortized over a weighted average estimated useful life of 11 years.
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
In May 2019, we were notified by the United Kingdom's (UK) Competition and Markets Authority (CMA) that it was reviewing our acquisition of these assets from Experian to assess whether the acquisition could result in a substantial lessening of competition. In March 2020, the CMA review process was completed, with a finding that our acquisition of assets from Experian did not raise anti-competition concerns.

Note 6—Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net (loss) income	$(7,468)	$824	$(6,226)	$5,875
Denominator:
Shares used in computing basic net (loss) income per share attributable to common stockholders	41,823	40,911	41,668	40,412
Impact of dilutive securities	—	714	—	1,238
Shares used in computing diluted net (loss) income per share attributable to common stockholders	41,823	41,625	41,668	41,650
Basic net (loss) income per share attributable to common stockholders	$(0.18)	$0.02	$(0.15)	$0.15
Diluted net (loss) income per share attributable to common stockholders	$(0.18)	$0.02	$(0.15)	$0.14

For the three and nine months ended March 31, 2020, approximately 2.2 million and 2.3 million, respectively, of shares of unvested restricted stock and shares underlying stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

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
We do not track or assign our assets by operating segment.
Segment information for the three and nine months ended March 31, 2020 and 2019 according to the segment descriptions above, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Segment revenue:
Cloud Solutions	$54,008	$51,439	$161,905	$151,342
Banking Solutions	24,545	23,903	71,981	69,283
Payments and Documents	29,213	26,094	84,771	78,271
Other	3,949	5,002	12,925	14,825
Total segment revenue	$111,715	$106,438	$331,582	$313,721
Segment measure of profit:
Cloud Solutions	$9,614	$11,463	$32,598	$32,497
Banking Solutions	1,585	2,082	1,744	6,097
Payments and Documents	8,213	6,933	24,853	22,799
Other	(3,397)	(1,545)	(7,459)	(3,019)
Total measure of segment profit	$16,015	$18,933	$51,736	$58,374

A reconciliation of the measure of total segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Total measure of segment profit	$16,015	$18,933	$51,736	$58,374
Less:
Amortization of acquisition-related intangible assets	(5,121)	(5,230)	(15,284)	(15,809)
Stock-based compensation plan expense	(9,289)	(10,015)	(31,298)	(31,906)
Acquisition and integration-related expenses	(986)	(1,373)	(4,640)	(2,966)
Restructuring expense	(730)	(1,332)	(939)	(1,963)
Other non-core benefit	—	—	10	—
Global ERP system implementation and other costs	(61)	(557)	(485)	(3,110)
Other expense, net of pension adjustments	(1,237)	(853)	(3,044)	(2,849)
Loss before income taxes	$(1,409)	$(427)	$(3,944)	$(229)

The following depreciation and other amortization expense amounts are included in the measure of segment profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$3,540	$2,854	$10,121	$8,663
Banking Solutions	2,480	1,919	6,777	5,634
Payments and Documents	887	719	2,272	2,202
Other	248	84	637	268
Total depreciation and other amortization expense	$7,155	$5,576	$19,807	$16,767

Disaggregation of Revenue
The tables below present our subscriptions revenue and total revenue disaggregated by major product classification for the three and nine months ended March 31, 2020 and 2019.

(in thousands)	Three Months Ended March 31, 2020
	2020		2019
	Subscriptions Revenue	Total Revenue	Subscriptions Revenue	Total Revenue
Payment Settlement Solutions (1)	$37,831	$42,084	$33,058	$38,572
Banking Solutions	20,984	24,545	17,819	23,903
Legal Spend Management	21,521	21,521	18,916	18,916
All other (2)	7,195	23,565	5,709	25,047
Total revenues	$87,531	$111,715	$75,502	$106,438

(in thousands)	Nine Months Ended March 31,
	2020		2019
	Subscriptions Revenue	Total Revenue	Subscriptions Revenue	Total Revenue
Payment Settlement Solutions (1)	$110,201	$124,584	$95,272	$114,101
Banking Solutions	57,664	71,981	49,410	69,283
Legal Spend Management	63,508	63,508	56,461	56,461
All other (2)	20,309	71,509	15,415	73,876
Total revenues	$251,682	$331,582	$216,558	$313,721
We derive the majority of our revenue from subscription arrangements. The substantial majority of our non-subscription revenue is derived from software support and maintenance fees and from professional services, with such revenue being recorded by all of our operating segments, but with the largest concentration of this revenue being derived from our legacy business payments and documents products in our Payments and Documents segment.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Revenues from unaffiliated customers:
United States	$69,164	$66,227	$207,566	$194,132
United Kingdom	27,928	24,942	80,002	73,313
Switzerland	9,694	9,682	29,213	29,289
Other	4,929	5,587	14,801	16,987
Total revenues from unaffiliated customers	$111,715	$106,438	$331,582	$313,721

Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At March 31,	At June 30,
	2020	2019
	(in thousands)
Long-lived assets:
United States	$62,823	$44,357
United Kingdom	44,542	32,035
Other	15,189	5,326
Total long-lived assets	$122,554	$81,718

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
Provision for Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the U.S. in response to the COVID-19 pandemic. The CARES Act, among other things, includes a technical amendment to provide for bonus depreciation on certain qualifying assets. The CARES Act also provides for the ability to accelerate the refund of remaining alternative minimum tax credits, which will allow us to immediately request an additional $0.3 million in refunds that otherwise would have been received over the course of the next three years.
We recorded income tax expense of $6.1 million and an income tax benefit of $1.3 million for the three months ended March 31, 2020 and 2019, respectively. In the three months ended March 31, 2020, income tax expense was attributable to our U.S., UK and Switzerland operations, offset in part by a tax benefit recorded against operating losses in Israel, discrete tax benefits of $0.5 million relating to stock-based compensation and a discrete tax benefit of $0.3 million in the U.S. as a result of the bonus depreciation under the CARES Act as discussed above. The income tax benefit for the three months ended March 31, 2019 was driven largely by discrete tax benefits of $0.8 million relating to stock-based compensation.
We recorded income tax expense of $2.3 million and an income tax benefit of $6.1 million for the nine months ended March 31, 2020 and 2019, respectively. In the nine months ended March 31, 2020, income tax expense was attributable to our UK and Switzerland operations, offset in part by a tax benefit recorded against operating losses in Israel, discrete tax benefits of $1.1 million relating to stock-based compensation, and a discrete tax benefit of $0.3 million in the U.S. as a result of the CARES Act discussed above. In the nine months ended March 31, 2019, the income tax benefit we recorded was driven largely by discrete tax benefits of $5.4 million relating to stock-based compensation and a discrete tax benefit of $0.5 million arising from a reduction to deferred tax liabilities related to state tax consequences of repatriated foreign earnings.
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
At March 31, 2020, we had a total valuation allowance of $34.7 million against our deferred tax assets given the uncertainty of recoverability of these amounts.
Note 9—Goodwill and Other Intangible Assets
Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. We perform an impairment test of goodwill during the fourth quarter of each fiscal year or sooner, if indicators of potential impairment arise.
At March 31, 2020, the carrying value of goodwill for all of our reporting units was $205.2 million.
The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$218,650	$(153,476)	$65,174	7.7
Core technology	133,038	(95,444)	37,594	7.0
Other intangible assets	22,025	(19,656)	2,369	4.6
Capitalized software development costs	25,410	(12,960)	12,450	2.3
Software (1)	80,609	(42,865)	37,744	3.8
Total	$479,732	$(324,401)	$155,331
Unamortized intangible assets:
Goodwill			205,206
Total intangible assets			$360,537

	As of June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$219,893	$(145,144)	$74,749	8.5
Core technology	130,226	(90,017)	40,209	7.4
Other intangible assets	25,712	(19,030)	6,682	5.0
Capitalized software development costs	23,213	(10,006)	13,207	3.0
Software (1)	72,018	(38,516)	33,502	4.2
Total	$471,062	$(302,713)	$168,349
Unamortized intangible assets:
Goodwill			206,101
Total intangible assets			$374,450
——————

(1)	Software includes purchased software and software developed for internal use.

Estimated amortization expense for the remainder of fiscal year 2020 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of March 31, 2020, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2020	$5,078	$1,021	$3,059
2021	18,937	4,083	9,312
2022	16,848	4,083	7,432
2023	15,473	1,239	5,533
2024	13,707	537	4,018
2025 and thereafter	35,094	50	2,291

Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.
The following table represents a rollforward of our goodwill balances, by reportable segment:

	Cloud Solutions	Banking Solutions	Payments and Documents	Other	Total
	(in thousands)
Balance at June 30, 2019 (1)	$90,307	$39,451	$68,149	$8,194	$206,101
Measurement period adjustment (2)	—	65	—	—	65
Impact of foreign currency translation	296	—	(1,256)	—	(960)
Balance at March 31, 2020 (1)	$90,603	$39,516	$66,893	$8,194	$205,206
——————

(1)	Other goodwill balance is net of $7.5 million accumulated impairment losses, recorded previously.

(2)	The measurement period adjustment relates to our BankSight acquisition. See Note 5 Business and Asset Acquisitions.
There can be no assurance that there will not be impairment charges in future periods as a result of future impairment reviews. Given the particular challenge of COVID-19, we performed additional review procedures over our goodwill and intangible assets as of March 31, 2020 and concluded that there were not indicators that suggested that it was more likely than not that these assets were impaired as of that date. Any material adverse change to our business results would increase the risk of impairment to our goodwill and other intangible assets and any such impairment charge would likely be material.

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
As the implicit interest rate in our leases is generally not known, we use our incremental borrowing rate as the discount rate for purposes of determining the present value of our lease liabilities. Our determination of the incremental borrowing rate takes into consideration the expected term of the lease, the effect of the currency in which the lease is denominated and the rate of interest we would expect to incur on a collateralized debt instrument. At March 31, 2020, our weighted average discount rate utilized for our leases was 5.0%.
When our contracts contain lease and non-lease elements, we account for both as a single lease component.

We lease office space in cities worldwide under facility leases that expire at various dates. We are typically required to pay certain incremental operating costs above the base rent for our facility leases. Our leases may include periodic payment adjustments based on changes in applicable price indexes. To the extent the adjustment is considered a fixed payment it is included in the measurement of the ROU asset and lease liability, otherwise it is recognized in the period incurred. We also have a variety of data center locations and, to a lesser extent, vehicle and equipment leases. Our facility leases represent the substantial majority of our operating leases and often include renewal options that we can exercise unilaterally. At March 31, 2020, renewal options ranged from 3 months to 10 years.
At March 31, 2020, our operating leases had a weighted average remaining lease term of 5.9 years and we had no material capital leases.
Additional information of our lease activity, as of and for the three and nine months ended March 31, 2020 is as follows:

Operating leases:	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
	(in thousands)
Operating lease cost	$1,913	$5,711
Short-term lease cost	138	485
Variable lease cost	477	1,520
Sublease income	(17)	(269)
Total lease cost	$2,511	$7,447

March 31, 2020
(in thousands)
Right-of-use assets, net	$23,953

Operating lease liabilities, current (1)	$6,780
Operating lease liabilities, non-current	19,991
Total operating lease liabilities	$26,771

——————

(1)	Included as a component of accrued expenses and other current liabilities.

Nine Months Ended March 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$5,685
Right-of-use assets obtained in exchange for lease obligations	$2,332

Remaining maturities of lease liabilities at March 31, 2020 were as follows:

For the year ending June 30,	Operating Leases
(in thousands)
2020	$1,958
2021	7,774
2022	5,479
2023	3,711
2024	2,824
Thereafter	9,761
Total lease payments	31,507
Less imputed interest	(4,736)
Total lease liabilities	$26,771

As of March 31, 2020, we have additional operating leases that have not yet commenced of $2.7 million. These operating leases will commence by fiscal year 2021 and have lease terms of 3 years to 12 years.
Legal Matters
We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.
Note 11—Indebtedness
Credit Agreement
We are party to a credit agreement (the Credit Agreement) that provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) and that expires in July 2023. We have the right to request an increase of the aggregate commitments under the Credit Facility by up to an additional $150 million, subject to specified conditions. At March 31, 2020, we owed $180 million under the Credit Facility.
The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.75 to 1.00, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2020; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default and related cure provisions. As of March 31, 2020, we were in compliance with all covenants.

Note 12—Derivative Instruments
Cash Flow Hedges
Interest Rate Swap Agreements
We utilize interest rate swap agreements to hedge our exposure to interest rate risk. At March 31, 2020, we had two outstanding interest rate swap agreements with notional values of $100 million and $80 million.
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
We designated the interest rate swaps as hedging instruments and they qualified for hedge accounting upon inception and at March 31, 2020. To continue to qualify for hedge accounting, the instruments must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.
The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at March 31, 2020 and June 30, 2019 were as follows:

Description	Balance Sheet Location	March 31, 2020	June 30, 2019
Derivative interest rate swaps		(in thousands)
Short-term derivative liability	Accrued expenses and other current liabilities	$1,404	$37
Long-term derivative liability	Other liabilities	$3,471	$1,248

The following table presents the effect of the derivative interest rate swaps in our consolidated statement of comprehensive loss for the nine months ended March 31, 2020 and 2019.

	Gain (Loss) in AOCI June 30, 2019	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI March 31, 2020
	(in thousands)
Derivative interest rate swap	$(1,285)	$(3,595)	$5	$(4,875)

	Gain (Loss) in AOCI June 30, 2018	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI March 31, 2019
	(in thousands)
Derivative interest rate swap	$2,590	$(1,671)	$(281)	$638

——————

(1)	Recorded as interest income (expense) within other expense, net in our unaudited consolidated statements of comprehensive income (loss).
During the three and nine months ended March 31, 2020, we concluded that no portion of the hedges was ineffective.
We expect to reclassify approximately $1.6 million of this unrealized loss from AOCI to earnings over the next twelve months.
Note 13—Postretirement and Other Employee Benefits
Defined Benefit Pension Plan
We sponsor a defined benefit pension plan for our Swiss-based employees (the Swiss pension plan) that is governed by local regulatory requirements. This plan includes certain minimum benefit guarantees that, under U.S. GAAP, require defined benefit plan accounting.
Net periodic pension costs for the Swiss pension plan included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Components of net periodic cost
Service cost	$749	$625	$2,202	$1,900
Interest cost	57	113	169	343
Prior service credit	(79)	(76)	(233)	(231)
Net actuarial loss	122	54	359	164
Expected return on plan assets	(317)	(342)	(933)	(1,040)
Net periodic cost	$532	$374	$1,564	$1,136

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
Financial Highlights
For the nine months ended March 31, 2020, our revenue increased to $331.6 million from $313.7 million in the same period of the prior fiscal year. Our revenue for the nine months ended March 31, 2020 was unfavorably impacted by $1.8 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling, which depreciated against the U.S. Dollar as compared to the same period of the prior fiscal year. The overall revenue increase was attributable to revenue increases in our Cloud Solutions segment of $10.6 million, our Payments and Documents Solutions segment of $6.5 million and our Banking Solutions segment of $2.7 million. Increased revenue from our legal spend management and Paymode-X settlement network solutions accounted for the revenue increase in our Cloud Solutions segment. The Payments and Documents Solutions segment's revenue increase was primarily due to increased revenue from our European Payments and Documents solutions, and the Banking Solutions segment revenue increase was primarily due to increased subscriptions revenue from our hosted solutions.
Our net loss was $6.2 million in the nine months ended March 31, 2020 compared to net income of $5.9 million in the same period of the prior fiscal year. Our net loss for the nine months ended March 31, 2020 was impacted by increased operating expenses of $16.0 million as we continued to invest in initiatives designed to grow our business, partially offset by gross profit expansion of $12.2 million. The increase in gross margins was primarily driven by the revenue increases in our Cloud Solutions and Payments and Documents Solutions segments. The increase in operating expenses was primarily driven by increased sales and marketing costs of $9.3 million and increased product development and engineering costs of $4.4 million as we continued to invest in new sales opportunities, product promotion and product innovation. The nine months ended March 31, 2020 also included an income tax provision of $2.2 million as compared to an income tax benefit of $6.1 million, arising predominantly from discrete tax benefits during the nine months ended March 31, 2019.
In the nine months ended March 31, 2020, we derived approximately 37% of our revenue from customers located outside of North America, principally in the United Kingdom (UK), continental Europe and the Asia-Pacific region.

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
COVID-19 Update
The United States and the global communities in which we operate are facing a severe challenge posed by the COVID-19 pandemic. In response to this challenge we, like many companies, have suspended travel for employees, temporarily closed our offices and, since mid-March 2020, have required our employees to work remotely. We have been operating effectively under our remote work model, which we anticipate continuing for some time to ensure the safety and well-being of our employees.
The full extent of the impact of the COVID-19 pandemic on our business and operating results is currently uncertain and will depend on many factors outside of our control, including the duration and severity of the pandemic and the resulting economic downturn. We anticipate that there will be near-term reductions in certain of our revenue streams and delays in customer payments. In some cases, scheduled implementations of our solutions will be delayed as our customers focus on the impact of COVID-19 on their businesses. We anticipate some near-term impact to our transaction based revenue streams such as Paymode-X, as business payments diminish in the immediate economic climate. We also anticipate an impact to new software license sales and professional services revenues since interacting directly with customers in either a sales setting or an on-site professional services setting is difficult in this environment. However, the majority of our revenues are recurring which we believe offers significant protection from the pandemic’s economic disruptions in the short term. Accordingly, we believe that our existing financial position will allow us to manage the impact of COVID-19 for the foreseeable future.
Looking forward to the quarter ending June 30, 2020, we anticipate that our normal subscription revenue growth expectations may be fully offset by the impact of reduced transactional volumes and delays in customer go-live dates, in which case subscription revenues will approximate the results recorded for the quarter ended March 31, 2020. We anticipate that total revenues could decrease from March 2020 quarterly levels due to the near term impact of decreases in software, professional services and certain transactional revenue streams and that any such reductions will negatively impact our net profit (loss) results for the quarter ending June 30, 2020. However, we anticipate that cost savings due to the suspension of all employee travel, hiring deferrals and salary freezes will partially offset the impact of these revenue decreases.
Longer term, we believe that one impact of this crisis will be the acceleration of the digital transformation, particularly for the mission critical applications we provide. We are at the center of that transformation with our product set and overall market position and we plan to extend our competitive advantage through this challenge and emerge stronger than before.
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

Results of Operations
Three and Nine Months Ended March 31, 2020 Compared to the Three and Nine Months Ended March 31, 2019
Segment Information
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
The following tables represent our segment revenues and our segment measure of profit (loss):

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$54,008	$51,439	$2,569	5.0%	$161,905	$151,342	$10,563	7.0%
Banking Solutions	24,545	23,903	642	2.7%	71,981	69,283	2,698	3.9%
Payments and Documents	29,213	26,094	3,119	12.0%	84,771	78,271	6,500	8.3%
Other	3,949	5,002	(1,053)	(21.1)%	12,925	14,825	(1,900)	(12.8)%
Total segment revenue	$111,715	$106,438	$5,277	5.0%	$331,582	$313,721	$17,861	5.7%

Segment measure of profit (loss):
Cloud Solutions	$9,614	$11,463	$(1,849)	(16.1)%	$32,598	$32,497	$101	0.3%
Banking Solutions	1,585	2,082	(497)	(23.9)%	1,744	6,097	(4,353)	(71.4)%
Payments and Documents	8,213	6,933	1,280	18.5%	24,853	22,799	2,054	9.0%
Other	(3,397)	(1,545)	(1,852)	(119.9)%	(7,459)	(3,019)	(4,440)	(147.1)%
Total measure of segment profit	$16,015	$18,933	$(2,918)	(15.4)%	$51,736	$58,374	$(6,638)	(11.4)%
A reconciliation of the measure of total segment profit to GAAP loss before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Total measure of segment profit	$16,015	$18,933	$51,736	$58,374
Less:
Amortization of acquisition-related intangible assets	(5,121)	(5,230)	(15,284)	(15,809)
Stock-based compensation plan expense	(9,289)	(10,015)	(31,298)	(31,906)
Acquisition and integration-related expenses	(986)	(1,373)	(4,640)	(2,966)
Restructuring expense	(730)	(1,332)	(939)	(1,963)
Other non-core benefit	—	—	10	—
Global ERP system implementation and other costs	(61)	(557)	(485)	(3,110)
Other expense, net of pension adjustments	(1,237)	(853)	(3,044)	(2,849)
Loss before income taxes	$(1,409)	$(427)	$(3,944)	$(229)
Cloud Solutions

Revenues from our Cloud Solutions segment increased $2.6 million for the three months ended March 31, 2020 as compared to the same period in the prior fiscal year, due to increased revenue of $2.6 million from our legal spend management solutions. Segment profit decreased $1.8 million for the three months ended March 31, 2020 as compared to the same period in the prior fiscal year as the revenue increases described above were offset by increased operating expenses of $2.7 million related primarily to increased sales and marketing expenses and increased cost of revenues of $1.7 million.
Revenues from our Cloud Solutions segment increased $10.6 million for the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year, due to increased revenue of $7.0 million from our legal spend management solutions and $3.5 million from our settlement network solutions. Segment profit increased $0.1 million for the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased operating expenses of $6.8 million related primarily to increased sales and marketing costs and increased cost of revenues of $3.7 million.
Banking Solutions
Revenues from our Banking Solutions segment increased $0.6 million for the three months ended March 31, 2020 as compared to the same period in the prior fiscal year, due to increased subscriptions revenue of $3.2 million, partially offset by decreased service and maintenance revenue of $2.0 million and decreased software license revenue of $0.5 million. The decrease in software license revenue was by design and driven by the evolution of our business strategy, which is focused on a subscription revenue model rather than one-time license events. The increase in subscriptions revenue was primarily related to customers going live on our hosted solutions. Segment profit decreased $0.5 million for the three months ended March 31, 2020 as compared to the same period in the prior fiscal year, primarily due to increased cost of revenue and increased operating expenses associated with product development and general and administrative expenses of $0.5 million and $0.3 million, respectively, partially offset the revenue increases described above.
Revenues from our Banking Solutions segment increased $2.7 million for the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year, due to increased subscriptions revenue of $8.3 million, partially offset by decreased software license revenue of $3.4 million and decreased service and maintenance revenue of $2.0 million as we continued to emphasize sales of our hosted solutions. The increase in subscriptions revenue was primarily related to customers going live on our hosted solutions. Segment profit decreased $4.4 million for the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year, due to increased operating expenses and cost of revenues of $5.8 million and $1.3 million, respectively, partially offset by the revenue increases described above. The operating expense increases were primarily associated with increased sales and marketing and product development costs of $3.0 million and $2.2 million, respectively.
Payments and Documents
Revenues from our Payments and Documents segment increased $3.1 million for the three months ended March 31, 2020 as compared to the same period in the prior fiscal year, due primarily to increased subscriptions revenue of $4.2 million from our payments and documents solutions, partially offset by decreased service and maintenance revenue of $0.7 million. The decrease in service and maintenance revenue was driven by the continued focus of converting our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit increased $1.3 million for the three months ended March 31, 2020 as compared to the same period in the prior fiscal year, due to the revenue increase described above, partially offset by increased operating expenses of $1.4 million primarily related to increased sales and marketing costs.
Revenues from our Payments and Documents segment increased $6.5 million for the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year, due primarily to increased subscriptions revenue of $10.2 million from our payments and documents solutions, partially offset by decreased software license revenue of $1.9 million and decreased service and maintenance revenue of $1.6 million. The decrease in service and maintenance revenue was driven by the continued focus of converting our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit increased $2.1 million for the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased costs of revenue of $1.4 million and increased operating expenses of $3.0 million primarily related to increased sales and marketing costs.
Other
Revenues from our Other segment decreased for the three and nine months ended March 31, 2020 as compared to the same periods in the prior fiscal year. Segment profit decreased $1.9 million and $4.4 million for the three and nine months ended March 31, 2020, respectively, as compared to the same periods in the prior fiscal year primarily due to decreased software license and service and maintenance revenue, increased service and maintenance cost of revenue and increased product development employee related costs.

Revenues by category

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions	$87,531	$75,502	$12,029	15.9%	$251,682	$216,558	$35,124	16.2%
Software licenses	1,546	3,802	(2,256)	(59.3)%	6,922	13,979	(7,057)	(50.5)%
Service and maintenance	21,732	25,856	(4,124)	(15.9)%	70,618	80,047	(9,429)	(11.8)%
Other	906	1,278	(372)	(29.1)%	2,360	3,137	(777)	(24.8)%
Total revenues	$111,715	$106,438	$5,277	5.0%	$331,582	$313,721	$17,861	5.7%

As % of total revenues:
Subscriptions	78.4%	70.9%			75.9%	69.0%
Software licenses	1.4%	3.6%			2.1%	4.5%
Service and maintenance	19.5%	24.3%			21.3%	25.5%
Other	0.7%	1.2%			0.7%	1.0%
Total revenues	100.0%	100.0%			100.0%	100.0%
Subscriptions
Revenues from subscriptions increased $12.0 million for the three months ended March 31, 2020 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by increases in subscriptions revenue from our Cloud Solutions, Payments and Documents and Banking Solutions segments of $4.6 million, $4.2 million and $3.2 million, respectively, due to the impact of customers going live on our hosted solutions and the continued impact of customers converting to subscription based solutions.
Revenues from subscriptions increased $35.1 million for the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by increases in subscriptions revenue from our Cloud Solutions, Payments and Documents and Banking Solutions segments of $15.9 million, $10.2 million and $8.3 million, respectively, due to the impact of customers going live on our hosted platforms and the impact of customers converting to subscription based solutions.
Software Licenses
Revenues from software licenses decreased $2.3 million for the three months ended March 31, 2020 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in software revenue from our Payments and Documents segment of $1.1 million, Banking Solutions segment of $0.5 million and Other segment of $0.4 million. The decrease in software license revenue was predominantly by design and driven by the evolution of our business strategy, which is focused on a subscription revenue model rather than one-time license events.
Revenues from software licenses decreased $7.1 million for the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year. The overall revenue decrease was due to decreases in revenue from our Banking Solutions segment of $3.4 million, Payments and Documents segment of $1.9 million, Other segment of $1.1 million and Cloud Solutions segment of $0.7 million. The decrease in software license revenue was predominantly by design and driven by the evolution of our business strategy, which is focused on a subscription revenue model rather than one-time license events.
Service and Maintenance
Revenues from service and maintenance decreased $4.1 million for the three months ended March 31, 2020 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in revenue from our Banking Solutions segment of $2.0 million and Cloud Solutions segment of $1.8 million, in each case reflecting our continued emphasis on hosted and subscription based solutions rather than deployed, perpetual-license solutions.
Revenues from service and maintenance decreased $9.4 million for the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year. The overall revenue decrease was due to decreases in revenue from our Cloud Solutions segment of $4.7 million, Banking Solutions segment of $2.1 million, Payments and Documents segment of $1.6 million and Other segment of $1.0 million, in each case reflecting the continued conversion of customers to our hosted and subscription based solutions rather than deployed, perpetual-license solutions.

Other
Our other revenues consist principally of equipment and supplies sales, which remained minor components of our overall revenue.
Cost of revenues by category

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions	$34,670	$31,623	$3,047	9.6%	$100,884	$94,644	$6,240	6.6%
Software licenses	82	226	(144)	(63.7)%	400	667	(267)	(40.0)%
Service and maintenance	12,534	12,818	(284)	(2.2)%	38,516	38,052	464	1.2%
Other	643	1,046	(403)	(38.5)%	1,663	2,461	(798)	(32.4)%
Total cost of revenues	$47,929	$45,713	$2,216	4.8%	$141,463	$135,824	$5,639	4.2%
Gross Profit ($)	$63,786	$60,725	$3,061	5.0%	$190,119	$177,897	$12,222	6.9%
Gross Profit (%)	57.1%	57.1%			57.3%	56.7%
Subscriptions
Subscriptions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions costs decreased to 40% of subscriptions revenues in the three months ended March 31, 2020 as compared to 42% of subscriptions revenues in the three months ended March 31, 2019 due to the continued revenue expansion from our hosted solutions.
Subscriptions costs decreased to 40% of subscriptions revenues in the nine months ended March 31, 2020 as compared to 44% of subscriptions revenues in the nine months ended March 31, 2019 due to the continued revenue expansion from our hosted solutions.
Software Licenses
Software license costs consist of expenses incurred by us to distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs as a percentage of software license revenues remained relatively consistent in the three and nine months ended March 31, 2020 as compared to the three and nine months ended March 31, 2019.
Service and Maintenance
Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 58% of service and maintenance revenues in the three months ended March 31, 2020 as compared to 50% of service and maintenance revenues in the three months ended March 31, 2019 due primarily to the overall revenue decreases discussed above, offset by a slight decrease in cost of revenue.
Service and maintenance costs increased to 55% of service and maintenance revenues in the nine months ended March 31, 2020 as compared to 48% of service and maintenance revenues in the nine months ended March 31, 2019 due primarily to the overall revenue decreases discussed above and a slight increase in cost of revenue.
Other
Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. These remain minor components of our business.

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$27,370	$25,165	$2,205	8.8%	$80,046	$70,772	$9,274	13.1%
Product development and engineering	18,000	16,887	1,113	6.6%	54,628	50,267	4,361	8.7%
General and administrative	13,734	13,175	559	4.2%	41,840	38,944	2,896	7.4%
Amortization of acquisition-related intangible assets	5,121	5,230	(109)	(2.1)%	15,284	15,809	(525)	(3.3)%
Total operating expenses	$64,225	$60,457	$3,768	6.2%	$191,798	$175,792	$16,006	9.1%

As % of total revenues:
Sales and marketing	24.5%	23.6%			24.1%	22.6%
Product development and engineering	16.1%	15.9%			16.5%	16.0%
General and administrative	12.3%	12.4%			12.6%	12.4%
Amortization of acquisition-related intangible assets	4.6%	4.9%			4.6%	5.0%
Total operating expenses	57.5%	56.8%			57.8%	56.0%
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to an increase in employee related costs of $1.6 million, increased marketing related costs of $0.3 million and increased professional services costs of $0.1 million.
Sales and marketing expenses increased in the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019 due to an increase in employee related costs of $6.1 million. increased marketing related costs of $1.4 million, increased acquisition related costs of $0.2 million and increased professional services costs of $0.2 million.
Product Development and Engineering
Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products as well as initiatives related to new product development. Product development and engineering expenses increased in the three and nine months ended March 31, 2020 as compared to the three and nine months ended March 31, 2019 due to an increase in headcount related costs of $0.9 million and $3.6 million in the three and nine months ended March 31, 2020, respectively, as we continued to invest in the development of innovative, feature-rich products.
General and Administrative
General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due primarily to an increase in employee related costs of $1.1 million, partially offset by a decrease in acquisition and integration related expenses of $0.4 million.
General and administrative expenses increased in the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019 due primarily to an increase in headcount related costs of $3.1 million and an increase in acquisition and integration related expenses of $2.4 million, partially offset by a decrease in global ERP implementation and other costs of $2.6 million.

Amortization of Acquisition-related Intangible Assets
We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense in the three and nine months ended March 31, 2020 as compared to the three and nine months ended March 31, 2019 occurred as a result of the impact of amortization rates decreasing over the underlying asset lives. We expect that total amortization expense for acquired intangible assets for the remainder of fiscal year 2020 will be approximately $5.1 million.
 Other Expense, Net

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$142	$174	$(32)	(18.4)%	$533	$452	$81	17.9%
Interest expense	(833)	(903)	70	7.8%	(2,310)	(2,958)	648	21.9%
Other (expense) income, net	(279)	34	(313)	(920.6)%	(488)	172	(660)	(383.7)%
Other expense, net	$(970)	$(695)	$(275)	(39.6)%	$(2,265)	$(2,334)	$69	3.0%
The components of other expense, net are as depicted above and remain minimal overall components of our operations.
Provision for Income Taxes
We recorded income tax expense of $6.1 million and an income tax benefit of $1.3 million for the three months ended March 31, 2020 and 2019, respectively. We recorded income tax expense of $2.3 million and an income tax benefit of $6.1 million for the nine months ended March 31, 2020 and 2019, respectively. Please refer to Note 8 Income Taxes to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Liquidity and Capital Resources
We are party to a credit agreement with Bank of America, N.A. and certain other lenders that provides for a credit facility in the amount of up to $300 million (the Credit Facility). We have the right to request an increase to the aggregate commitments to the Credit Facility of up to an additional $150 million, subject to specified conditions. The Credit Facility expires in July 2023. At March 31, 2020, borrowings were $180 million and we were in compliance with all covenants.
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
One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the nine months ended March 31, 2020 and 2019 are summarized in the tables below:

	March 31,	June 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$173,063	$92,164
Marketable securities	9,224	7,541
Borrowings under credit facility	180,000	110,000

	Nine Months Ended March 31,
	2020	2019
	(in thousands)
Cash provided by operating activities	$70,129	$63,015
Cash used in investing activities	(41,233)	(65,124)
Cash provided by (used in) financing activities	54,623	(37,297)
Effect of exchange rates on cash	(1,667)	(1,427)
 Cash, cash equivalents and marketable securities. At March 31, 2020, our cash and cash equivalents of $173.1 million consisted primarily of cash deposits held at major banks and money market funds. The $80.9 million increase in cash and cash equivalents at March 31, 2020 from June 30, 2019 was primarily due to cash generated from operations of $70.1 million, net borrowings from our revolving credit facility of $70.0 million, and proceeds from sales of available for sale securities of $9.9 million. These cash inflows were partially offset by cash used to repurchase shares of our common stock of $19.1 million, cash used to fund capital expenditures, including capitalization of software costs of $39.5 million and purchases of available for sale securities of $11.5 million. We borrowed $80 million under our credit facility in March 2020 as a purely proactive and protective measure given the overall macroeconomic challenges of COVID-19.
Cash, cash equivalents and marketable securities included approximately $64.1 million held by our foreign subsidiaries as of March 31, 2020. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK, Switzerland and India and therefore we do not provide for U.S. income taxes that could result from the distribution of foreign earnings from our international subsidiaries other than the UK, Switzerland and India. If our reinvestment plans change based on future events and we decide to repatriate amounts from other international subsidiaries to fund our domestic operations, those amounts would generally become subject to state tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made.
Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Decreases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar decreased our overall cash balances by approximately $1.7 million for the nine months ended March 31, 2020. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances, however, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.
Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations increased by $7.1 million in the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year. The increase was primarily related to an increase in cash flows from prepaid expenses and other current assets of $3.4 million, deferred revenue and accounts receivable of $1.7 million and $1.5 million, respectively.
At March 31, 2020, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.
Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $23.9 million decrease in net cash used in investing activities for the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year was primarily due to the absence of cash used to fund business acquisitions, net of cash acquired, of $21.4 million and a decrease in capital expenditures of $6.2 million, partially offset by an increase in the purchase of available for sale securities of $3.9 million.
Financing Activities. Financing cash flows consist primarily of cash inflows as a result of borrowings under our revolving credit facility and proceeds from the sale of shares of common stock through employee equity incentive plans, offset by repurchases of our common stock.
Contractual Obligations
For the three and nine months ended March 31, 2020, there have been no material changes to the contractual obligations disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Our estimate of unrecognized tax benefits for which cash settlement may be required is $2.1 million. As of March 31, 2020, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the three months ended March 31, 2020.

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
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, a party to legal proceedings and claims that arise in the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require further disclosure in, our financial statements.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors identified in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 before making an investment decision involving our common stock. These risk factors could materially affect our business, financial condition or results of operations and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The COVID-19 pandemic has created additional risks to those we normally face in operating our business, including those discussed in our 2019 Form 10-K, and the risk factor disclosure in our 2019 Form 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including in the additional risk factor below. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties may also impact our business operations. Except for the following additional risk factors, there have been no material changes to the risk factors disclosed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Our business, results of operations and financial condition may be materially adversely impacted by the outbreak of COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The ultimate impact of the COVID-19 pandemic on market and economic conditions is highly uncertain and may adversely impact our business, consolidated results of operations, cash flows and our financial condition. We are unable to predict the full impact that COVID-19 will ultimately have on our business due to numerous uncertainties, including the severity of the disease itself, the duration of the outbreak and any future recurrence of outbreak, actions that may be taken by governmental authorities, the impact to the businesses of our customers, the demand for our products and our ability to sell and provide new goods and services, including as a result of travel restrictions, employees working from home and other factors. Our customers may also slow-down decision making in respect of new purchases, delay work that had previously been scheduled or seek price concessions or modified payment terms in responses to strains on their own businesses.
COVID-19 may prevent us from conducting business activities at full capacity for an indefinite period of time, either due to the spread of the disease or due to shutdowns that are requested or mandated by governmental authorities. For example, we have taken proactive measures intended to help minimize the risk of the virus to our employees including suspending travel worldwide for our employees, temporarily closing our offices and requiring all employees to work remotely. An extended period of remote work could strain our business and adversely impact our operating results.
Deteriorating economic conditions such as increased unemployment, a decline in business and consumer confidence and spending or a recession could adversely impact the demand for our products and cause a decline in our revenues. Any material adverse change to our business results would increase the risk of impairment to our goodwill and other intangible assets and any such impairment charge would likely be material.
Even after the immediate COVID-19 pandemic has subsided, we may continue to be exposed to materially adverse risks to our business as a result of the breadth of its economic impact, including how quickly and to what extent normal economic and operating conditions resume.
The withdrawal of the United Kingdom (UK) from the European Union (EU) (referred to as Brexit), could create disruption and uncertainty to our business, including our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations
In January 2020, the UK and EU entered into a withdrawal agreement pursuant to which the UK formally withdrew from the EU on January 31, 2020. Following such withdrawal, the UK entered into a transition period scheduled to end on December 31, 2020. During the transition period, the UK will remain subject to EU law and maintain access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. There remains substantial uncertainty surrounding the ultimate impact of Brexit and any associated transition period.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	$35,000,000
February 1, 2020 - February 29, 2020	73,128	47.86	73,128	31,500,000
March 1, 2020 - March 31, 2020	16,600	38.55	16,600	30,860,000
Total	89,728	$46.14	89,728
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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2020 and 2019, (iii) Unaudited Consolidated Statements of Stockholders' Equity for the three and nine months ended March 31, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bottomline Technologies (de), Inc.

Date:	May 11, 2020	By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)