Form 10-K
period 2020-06-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2020-08-28
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-K
——————
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2019 was $2,298,788,278 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.
There were 44,680,885 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 14, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under
“Part I-Item 1. Business-Information about our Executive Officers and Other Key Employees”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2020, a definitive proxy statement for our 2020 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

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

Item 1. Business.
Our Company
        We help make complex business payments simple, smart and secure. We provide solutions that are helping to accelerate the digital transformation of business payments. Corporations and banks rely on us for domestic and international payments, efficient cash management, automated workflows for payment processing and bill review, and fraud detection, behavioral analytics and regulatory compliance solutions.
        We operate payment platforms that facilitate electronic payment and transaction settlement between businesses, their vendors and banks. We offer solutions that banks use to provide payment, cash management and treasury capabilities to their business customers, as well as solutions that financial institutions use to engage intelligently with customers and acquire, deepen and grow profitable relationships. Our legal spend management solutions help manage and determine the right amount to pay for legal services and claims, vendor expenditures for insurance companies and other large consumers of outside legal services, as well as related tools and analytics for law firms themselves. Corporate customers rely on our solutions to automate payment and accounts payable processes, optimize working capital, and to streamline and manage the production and retention of electronic documents. Our fraud and risk management solutions are designed to non-invasively monitor and analyze user behavior and payment transactions to flag behavioral and data anomalies and other suspicious activity to gain protection from internal fraud and external financial crime.
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
        Bottomline was originally organized as a New Hampshire corporation in 1989 and was reincorporated as a Delaware corporation in August 1997. We maintain our corporate headquarters in Portsmouth, New Hampshire and our international headquarters in Theale, Reading, England. We maintain a website at www.bottomline.com. Our website includes links to our Code of Ethics, our Corporate Governance Guidelines, and the charters of our Audit Committee, Leadership Development and Compensation Committee and Nominations and Corporate Governance Committee. We do not include the information contained on our website as part of, nor do we incorporate it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
        Unless the context requires otherwise, references in this Annual Report on Form 10-K to we, us, our, Bottomline and the Company refer to Bottomline Technologies (de), Inc. and its subsidiaries. Our fiscal year ends on June 30, and we sometimes identify our fiscal years in this Annual Report on Form 10-K by the calendar years in which they end. For example, we refer to the fiscal year ended June 30, 2020 as "fiscal year 2020."
Our Strategy
        Our objective is to be the leading global provider of business payment technology. Key elements of our strategy include:
•providing solutions that help accelerate the digital transformation of business payments;
•leveraging and investing in new technologies that provide our current customers and prospective customers with product capabilities beyond those currently available;
•providing an intuitive, easy-to-use/easy-to-navigate experience, accessible via a variety of technology platforms including mobile devices;
•integrating machine learning and predictive analytics to increase the capabilities and effectiveness of our solutions;
•developing innovative new technologies that will allow us to broaden our market footprint, enhance our competitive position in our current markets and capitalize on new market opportunities;
•growing our payment platform solutions by adding payers, vendors, strategic partners and new capabilities;

•delivering solutions that enable organizations to adapt to and leverage business payment environmental and regulatory changes such as faster payments, real-time settlement and open banking;
•providing banking solutions that enable banks of all sizes to offer their business customers leading cash management and treasury capabilities as well as solutions that are designed to deepen and grow profitable bank customer relationships;
•attracting and retaining exceptional technical, industry and management talent who have experience in our markets and the capability to grow our business;
•continuing to develop and broaden strategic relationships that enhance our global position; and
•pursuing strategic acquisitions that expand our geographical footprint and market share or extend our product functionality.
Our Products and Services
        The following is a summary of our major product offerings, however, we continue to innovate and adapt our solutions as standards, customer needs and technology evolve.
Payment Platforms
        Paymode-X is a SaaS solution that helps over 425,000 businesses pay and get paid. Our Paymode-X solution allows businesses to easily transition from legacy invoice-to-pay processes, maximizing cost-savings, efficiency and security. Businesses can streamline invoice receipt, automate workflows, accelerate approvals, and make virtual card, automated clearing house (ACH), and check payments using a single integrated solution. Paymode-X customers gain immediate benefits because many of their vendors are already part of the Paymode-X network and can begin to be paid electronically on day one. Our vendor enrollment process leverages our proprietary Intelligent Engagement Model which includes predictive analytics, tailored digital campaign processes and tools designed to maximize vendor adoption. Our solution leverages known payment type preferences across member businesses in order for customers to settle vendor payments utilizing a mix of virtual card, automated clearing house (ACH), check and wire payments that will yield the greatest financial and efficiency gains. AP departments can improve payment processing security and compliance with comprehensive payment risk scoring and integrated vendor authentication and fraud prevention services. Their vendors benefit from convenient invoice submission, payment, and remittance options which streamline their receivables processes. A number of leading financial institutions partner with us to resell Paymode-X capabilities to their corporate clients and we license Paymode-X through our internal sales team directly to corporate customers. We have commercial relationships with both Visa and Mastercard and are able to offer both options to financial institutions as part of an overall Paymode-X solution while also having the ability to offer Visa capabilities directly to corporate customers.
        Our financial messaging solutions leverage multiple payment networks and schemes, including SWIFT global messaging, Faster Payments, Single Euro Payments Area (SEPA), BACS and others to allow banks and corporations to exchange financial information, including payment instructions, cash reporting and other messages to facilitate transaction settlement with banks and counterparties around the world. Our financial messaging solutions allow banks and corporations to achieve lower costs, rapid implementation, greater security and improved risk management, while avoiding the costly internal infrastructure typical of legacy, on-premise solutions.
Our PTX solutions offer organizations of any size simple, secure and efficient ways to pay and get paid. These solutions enable businesses to efficiently manage key business processes such as payments, accounts payable and accounts receivable. PTX is designed to incorporate regulatory changes such as the UK New Payments Architecture as well as innovation driven changes such as Open Banking, leveraging these changes to facilitate consolidated views of bank accounts across the world. With new ways to pay including payment initiation service provider and request to pay, PTX enables companies to establish new payment relationships with customers.
Banking Solutions
        Our digital banking solutions are designed to engage intelligently with customers, deliver a unified digital experience as well as acquire, deepen and grow profitable relationships.
Digital Banking IQ is our complete solution for digital banking transformation. From actionable insights to faster onboarding, Digital Banking IQ is a leading intelligent engagement platform for banking and payments. It is a customer-centric, cloud platform based on the pillars of cash management, payments innovation, digital banking, relationship management, rich customer insights and experiences, data connectivity, and risk mitigation.
Digital Banking IQ provides financial institutions with a fully-integrated digital transformation platform for banking competitiveness. Each Digital Banking IQ module is available either stand-alone or combined with the other Digital Banking IQ modules in order to fully benefit from the power of the platform.
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
Legal Spend Management
        Our legal spend management solutions integrate with claims management and time and billing systems to automate legal invoice management processes and to provide insight into all areas of a company’s outside legal spend. Insurance carriers, third-party administrators and self insureds use these solutions to better manage legal costs, determine which costs are accurate and where errors or overcharges exist. The combination of automated invoice routing and a sophisticated rules engine allows corporate legal and insurance claims departments to create more efficient processes for managing invoices generated by law firms and other service providers, while offering insight into important legal spend factors including expense monitoring and outside counsel performance. We continue to expand the capabilities of these offerings to leverage predictive analytics to facilitate the selection and retention of counsel, forecast claim settlement and litigation expense and augment the management and budgeting of litigation matters.
Fraud Solutions
        Our fraud solutions non-invasively monitor, replay and analyze user behavior and payment transactions to flag and even stop suspicious activity in real time. These solutions are highly configurable and create accountability by recording and analyzing each application interaction and screen view, reducing the risk of theft, information leakage, internal and external fraud, as well as decreasing the cost of regulatory compliance. Case management capabilities centralize risk management, speed investigations, and facilitate compliance with regulations pertaining to Anti Money Laundering (AML), SWIFT CSP, PSD2, FATF16/WTR2, Basel II, the Health Insurance Portability and Accountability Act (HIPAA) and Know Your Customer (KYC).
Payment and Document Automation
        Our payment and document automation solutions generate a wide variety of domestic and international payment instructions along with consolidated bank reporting of cash activity. These solutions reduce administrative expenses and strengthen compliance and anti-fraud controls. Users are able to gather and access data via the web related to payment and bank account information, including account totals and detailed transaction data, providing improved workflow, financial reporting and bank communications.
To augment financial workflow, we also offer a number of solutions designed to automate a wide variety of business documents and supply chain processes as well as a related web-based delivery and document archive. Our products offer advanced design, output formatting and delivery capabilities to replace paper-based forms, as well as automating the labor-intensive accounts payable processing of invoices.

Our Customers
        Our customers span multiple industries including banking, financial services, insurance, healthcare, technology, retail, communications, education, media, manufacturing and government. Our customers include leading organizations such as ARIZON Sourcing AG, Azqore SA, Bank for International Settlements, Bank of America Merrill Lynch, Baptist Health Care, Berkley Risk Administrators, British Telecommunications plc., Capital One, CIBC, Cigna Corporation, Citizens Bank, Cleveland Clinic, Deutsche Bank, Ejada Systems, Franklin Templeton Investments, Fidelity Investments, HCA Healthcare, Henry Ford Health System, HSBC, Johnson Controls, Inc., JPMorgan Chase, Lloyds Bank, Metro Bank, Mirabaud & Cie SA, National Westminster Bank, Regions Financial Corporation, Santander Bank, Starling Bank, State Farm Insurance, Tesco Stores Ltd., The Hartford, Vodafone and Zurich American Insurance Company.

Our Competition
        The markets in which we participate are highly competitive. We believe our ability to compete depends on factors within and beyond our control, including:
•our ability to develop new, innovative and feature-rich technology solutions that meet the evolving needs of our customers and the shifting dynamics of the markets we participate in;
•our ability to attract and retain employees with the requisite domain knowledge and technical skill set necessary to develop and support our products;
•the capabilities, performance, reliability, features, ease-of-use and price of our offerings as compared to competitor alternatives;
•our industry knowledge and expertise;
•the execution of our sales and customer success organizations; and
•the timing and market acceptance of new products as well as enhancements to existing products, by us and by our current and future competitors.
        For our payment platforms, our principal competitors include AvidXchange, Bill.com, C2FO, Commerce Bank, CSI Enterprises, Eastnets, Finastra, Form 3, GHX, JPMorgan Chase, MineralTree, SWIFT, Swisscom, Tipalti, US Bank Payments Plus, and Wells Fargo.
 For our banking solutions we primarily compete with companies such as ACI Worldwide, Backbase, Finastra, FIS, Fiserv, Jack Henry, MeridianLink, NCR, Polaris, and Q2.
        For our legal spend management solutions, we compete with a number of companies, including Wolters Kluwer ELM Solutions, LexisNexis, Mitratech, Quovant, DXC Legal Solutions and Caseglide.
        For our fraud solutions, we primarily compete with NICE Actimize, Norkom, SAS, Guardian Analytics and FairWarning.
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
During the fourth quarter of the fiscal year ended June 30, 2020, we realigned our internal financial reporting and changed the manner in which financial information related to our PTX solutions is presented to our chief executive officer. This resulted in PTX solutions operating activity being reclassified into our Cloud Solutions segment rather than our Payments and Documents segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, this change is reflected for all financial periods presented.
        Similar operating segments have been aggregated into four reportable segments as follows:
        Cloud Solutions. Our Cloud Solutions segment provides customers with SaaS technology offerings that facilitate electronic payments, electronic invoicing, and spend management. Our payment platforms (Paymode-X, PTX and financial messaging) are included in this segment. These solutions are highly scalable, secure and cost effective and facilitate cash payment and transaction settlement between businesses, their vendors and banks. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are also included within this segment. Revenue within this segment is generally recognized on a subscription or transaction basis.
Banking Solutions. Our Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. Our Banking Solutions products are sold predominantly on a hosted basis, with revenue recognized on a subscription or transaction basis.
Payments and Documents. Our Payments and Documents segment supplies financial business process management software solutions, including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also provides a range of standard professional services that complement and enhance our core software products. When licensed for on-premise deployment, software license revenue is typically recorded upon delivery of the software and commencement of the license term, professional services revenue is normally recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period. If the solution is hosted by us, we typically record revenue over time.
        Other. Our Other segment consists of our fraud solutions and our healthcare solutions. The fraud solutions results reported in this segment reflect the revenue contribution from the legacy sales channel we acquired and the burden of certain other centralized costs; however these solutions are sold as part of all of our operating segments. Our healthcare solutions focus on eliminating paper intensive processes and providing electronic signature and mobile document capabilities to allow healthcare organizations to improve efficiency and reduce costs. Software revenue for perpetual licenses of our fraud and healthcare products is typically recorded upon delivery of the software and commencement of the license term. Professional services revenue is recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period, which is normally twelve months.
Sales and Marketing
        We market and sell our products directly through our sales force and indirectly through a variety of channel partners and reseller relationships. We market and sell our products domestically and internationally, with an international focus on the United Kingdom and continental Europe. As of June 30, 2020, we employed 453 sales and marketing employees worldwide, of whom 245 were focused on North American markets, 180 were focused on the United Kingdom and continental Europe markets and 28 were focused on Asia-Pacific and Middle East markets.
Product Development and Engineering
        Our product development and engineering organization includes employees as well as strategic development partners who provide a flexible supplement to our internal resources. We have three primary development groups: product design and user experience, software engineering and quality assurance. Our teams work collaboratively, integrating design thinking approaches with development operations and scaled agile practices, to deliver validated solutions to our customers. We expensed $73.0 million, $67.4 million and $57.5 million in product development and engineering costs in fiscal years 2020, 2019 and 2018, respectively. In fiscal year 2021 we expect product development and engineering costs to increase as we continue to enhance our products and develop new, innovative, feature-rich solutions.
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
Proprietary Rights
        We use a combination of patents, copyrights, trademarks and trade secret laws to help establish and protect our proprietary rights in our technology and products. During fiscal year 2020, we added 2 patents to our portfolio. In total, we currently hold 37 U.S. patents as well as 8 foreign equivalent patents in Europe, Israel and India. We expect to receive other patents and we have 43 applications pending before the U.S. Patent and Trademark Office. The earliest year of expiration of any of our remaining patents is 2021.
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
        Each of our operating segments provides services and/or products that may be subject to various federal, state or foreign laws or regulations, particularly in the area of data security and privacy. These laws and regulations govern the collection, processing, storage, use and disclosure of personal information as well as notification requirements in the event of security breaches. For example, we are subject to periodic General Data Protection Regulation (GDPR) compliance examinations by the Information Commissioner Office (ICO) and the Financial Conduct Authority (FCA) in our capacity as a technical financial service provider processing and/or storing financial data within a European Union (EU) and/or European Economic Area (EEA) country. The legal and regulatory framework in these areas is complex and continually evolving, particularly with respect to data security, payment technology and payment methodologies. We are also subject to regulatory obligations such as Swiss Financial Market Supervisory Authority (FINMA) in Switzerland and Office of the Superintendent of Financial Institutions (OSFI) in Canada. We may become subject to new or increased regulation in the future, and the cost of complying with current or future regulatory requirements could be significant. Our products and services must be designed to work effectively within this legal framework and the regulatory framework that our customers operate within.
Employees
        As of June 30, 2020, we had approximately 2,000 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that employee relationships are good. Our future success will depend in part on our continued ability to attract, retain and motivate highly-qualified technical and managerial personnel in a very competitive market.
Information about our Executive Officers and Other Key Employees
        Our executive officers and other key employees and their respective ages as of August 28, 2020, are as follows:

Name	Age	Positions
Robert A. Eberle	59	President, Chief Executive Officer and Director
Richard D. Booth	51	Chief Financial Officer and Treasurer
Jonathan P. Dack	42	Chief Information Officer
Norman J. DeLuca	60	Managing Director, Banking Solutions
Paul J. Fannon	52	Deputy Managing Director, EMEA
Kimberly A. Hannemann	53	Chief Customer Officer
John F. Kelly	63	General Manager, Legal Solutions
Stephanie B. Lucey	46	Chief People Officer
Brian S. McLaughlin	56	Chief Experience Officer
Andrew J. Mintzer	58	Executive Vice President, Product Strategy and Customer Delivery
Eric K. Morgan	50	Executive Vice President, Global Controller
Christine M. Nurnberger	41	Chief Marketing Officer
Nigel K. Savory	53	Managing Director, Europe
Danielle K. Sheer	39	General Counsel
David G. Sweet	57	Executive Vice President, Strategy and Corporate Development
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
Jonathan P. Dack has served as Chief Information Officer since July 2020. From February 2016 to July 2020, Mr. Dack served as VP, Technology for Toast, Inc. From September 2014 to February 2016, Mr. Dack was the Director of Information Systems for FSG, Inc.
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
Kimberly A. Hannemann has served as Chief Customer Officer since November 2019. From December 2012 through October 2019, Ms. Hannemann served as Senior Vice President, Member Services at Rue Gilt Groupe. From June 2008 through November 2012, Ms. Hannemann served as Vice President, Customer Operations at Avid Technology. From July 2002 through May 2008, Ms. Hannemann served as Director, EMC Professional Services.
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
Nigel K. Savory has served as Managing Director, Europe since December 2003.
Danielle K. Sheer has served as General Counsel since October 2019. From September 2009 to September 2019, Ms. Sheer served as General Counsel and Corporate Secretary of Carbonite, Inc. From August 2006 to September 2009, Ms. Sheer was a corporate attorney in New York with the law firm of Willkie Farr & Gallagher LLP, where she concentrated on business and securities transactions.
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
Risks Related To Our Business
Our business, results of operations and financial condition may be materially adversely impacted by the COVID-19 pandemic
The consequences of the COVID-19 pandemic may adversely impact our business, consolidated results of operations, cash flows and our financial condition. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. There is no recent, comparable event that provides guidance on the myriad of impacts that COVID-19 may ultimately have, however its impact on market and economic conditions clearly remains a significant risk. There are numerous uncertainties related to the full consequences of COVID-19, including the severity of the disease itself, the duration of the pandemic and any future recurrence of outbreak, further actions that may be taken by governmental authorities, the impact to the businesses of our customers, the demand for our products and our ability to sell and provide new goods and services, including as a result of travel restrictions, employees working from home and other factors. Our customers may also slow-down decision making in respect of new purchases, delay work that had previously been scheduled or seek price concessions or modified payment terms in responses to strains on their own businesses.
Since March 2020 we have taken proactive measures intended to help minimize the risk of the virus to our employees including suspending travel worldwide, temporarily closing our offices and requiring employees to work remotely. While we believe we are currently operating our business effectively in spite of these challenges, substantially all of our employees continue to work remotely.
Deteriorating economic conditions arising from the consequences of COVID-19 such as increased unemployment, a decline in business and consumer confidence and spending or a recession could adversely impact the demand for our products and cause a decline in our revenues. Any material adverse change to our business results would increase the risk of impairment to our goodwill and other intangible assets and any such impairment charge would likely be material. Even after the current COVID-19 pandemic has subsided, we may continue to be exposed to materially adverse risks to our business as a result of the breadth of its economic impact, including how quickly and to what extent normal economic and operating conditions actually resume.
The markets in which we compete are extremely competitive and we may not be able to compete effectively
The markets in which we compete are intensely competitive and characterized by rapid technological change. There is no assurance that we will be able to maintain our current market share or our customer base.
We compete with a wide range of companies ranging from small start-up enterprises with limited resources, with whom we compete principally on the basis of technology features or specific customer relationships, to very large companies which can leverage significantly larger customer bases and greater financial resources. Many of our competitors have longer operating histories, significantly greater financial, technical, and sales and marketing resources, greater brand recognition and a larger customer base than we do. We anticipate that the markets in which we compete will continue to attract new competitors and new technologies and we may not be able to compete successfully with them.
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
Weakness or deterioration in domestic and global economic conditions could have a significant adverse impact on our business, financial condition and operating results
        Our business, financial condition and operating results are significantly affected by general economic conditions, including those related to the COVID-19 pandemic. Economic weakness or any downturn in the U.S. or global economies could result in a variety of risks to our business, including:
•increased volatility in our stock price;
•increased volatility in foreign currency exchange rates;

•delays in, or curtailment of, purchasing decisions by our customers or potential customers either as a result of continuing economic uncertainty or as a result of their inability to access the liquidity necessary to engage in purchasing initiatives;
•pricing pressures for our products and services, including reductions in the duration or renewal rates for our subscription contracts and software maintenance contracts;
•increased credit risk associated with our customers or potential customers, particularly those that may operate in industries or geographic regions most affected by the economic downturn; and
•impairment of our goodwill or other assets.
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
•difficulties integrating acquired operations, personnel, technologies or products;
•entrance into markets and operating geographies in which we have no or limited prior experience or knowledge;
•failure to realize anticipated revenue increases for any number of reasons, including if a larger than expected number of acquired customers decline to renew software maintenance contracts or subscription-based contracts, if we are unsuccessful in selling the acquired products into our existing customer base or if the terms of the acquired contracts do not permit us to recognize revenue on a timely basis;
•costs incurred to combine the operations of companies we acquire, such as integration costs, transitional employee expenses and employee retention or relocation expenses, may be significantly higher than expected;
•regulatory challenges that may arise prior to or after an acquisition, such as related to governmental review of competition and anti-trust considerations;
•write-offs related to existing or acquired assets such as deferred tax assets, goodwill or other intangible assets;
•inability to retain key personnel of the acquired company;
•inadequacy of existing operating, financial and management information systems to support the combined organization, including the difficulty in integrating an acquired company’s accounting, financial reporting and other administrative systems to permit effective management;
•difficulties implementing controls, procedures and policies appropriate for a public company at companies that, prior to the acquisition, may have lacked such controls, policies and procedures;
•in the case of foreign acquisitions, challenges integrating operations across different cultures and languages and addressing the particular regulatory, economic, currency and political risks associated with different countries or regions;
•diversion of management’s focus from our core business concerns;
•dilution to existing stockholders and our earnings per share;
•incurrence of substantial debt;
•exposure to litigation from third parties, including claims related to intellectual property or other assets acquired or liabilities assumed; and
•failure to realize anticipated benefits of the acquisition due to the above factors or other factors.
        There can be no assurance that our acquired businesses will fully integrate successfully or that all future potential benefits will be realized. Any such difficulties encountered as a result of any merger, acquisition or strategic investment could have a material adverse effect on our business, operating results and financial condition.
As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results
        The carrying value of our intangible assets, including goodwill, represents a significant portion of our total assets at June 30, 2020. We periodically review our goodwill and our other intangible assets for impairment and could, in any future period, be subject to impairment charges with respect to these assets or intangible assets arising as a result of acquisitions in future periods. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.

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
•currency exchange rate fluctuations, particularly with respect to the British Pound Sterling, the Swiss Franc, the European Euro and the Israeli Shekel;
•difficulties and costs of staffing and managing foreign operations;
•differing regulatory and industry standards and certification requirements;
•the complexities of tax laws in foreign jurisdictions;
•the complexities of foreign data privacy laws and regulations;
•the complexities of various sanctions regimes and related commercial restrictions;
•reduced protection for intellectual property rights in some countries; and
•import or export licensing requirements.
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
Our business and operating results are subject to fluctuations in foreign currency exchange rates
        We conduct a substantial portion of our operations outside of the U.S., principally in the UK and in continental Europe and, to a lesser extent, in the Asia-Pacific and Middle East regions. During the twelve months ended June 30, 2020, approximately 37% of our revenues and 42% of our operating expenses were attributable to customers or operations located outside of North America. During the twelve months ended June 30, 2020 as compared to the twelve months ended June 30, 2019, the foreign currency exchange rate of the British Pound Sterling depreciated against the U.S. Dollar. Future appreciation of the U.S. Dollar against the foreign currencies in which our international operations are denominated will have the impact of reducing both our revenues and operating expenses associated with our operations in those regions.

Our future financial results will be affected by our success in continuing to sell our products in a subscription and transaction model, which carries with it certain risks
        We generate the majority of our revenue under a subscription based revenue model. We believe a subscription based revenue model has certain advantages over a perpetual license model, including better predictability of revenue; however, it also presents a number of risks to us including the following:
•arrangements entered into on a subscription basis generally delay the timing of revenue recognition and can require the incurrence of up-front costs, which may be significant;
•subscription based revenue arrangements often include specific performance requirements or service levels that we may be unable to consistently achieve, subjecting us to penalties or other costs. A material breach of these arrangements by us, such as a persistent failure to achieve required service levels, might permit the customer to exit the contract prior to its expiration without additional compensation to us;
•customer retention is critical to our future growth rates. Customers in a subscription arrangement may elect not to renew their contract upon expiration or they may attempt to renegotiate pricing or other contractual terms at the point of (or prior to) renewal on terms that are less favorable to us; and
•there is no assurance that the solutions we offer on a subscription basis, including new revenue models or new products that we may introduce, will receive broad marketplace acceptance.
Because we recognize subscription revenue from our customers over the term of their agreements, downturns or upturns in sales of our subscription based offerings will not be immediately reflected in our operating results and may adversely affect revenue in the future
        We recognize subscription revenue over the term of our customer agreements. As a result, most of our subscription revenue arises from agreements entered into during previous periods. A shortfall in orders for our subscription based solutions in any one period would most likely not significantly reduce our subscription revenue for that period but could adversely affect the revenue contribution in future periods. In addition, we may be unable to quickly reduce our cost structure in response to a decrease in these orders. Accordingly, the effect of downturns in sales of our subscription based solutions will not be fully reflected in our operating results until future periods. A subscription revenue model also makes it difficult for us to rapidly increase our revenue through additional subscription sales in any one period, as revenue is generally recognized over time, rather than up-front.
If our products and services do not comply with laws, regulations and industry standards to which we and our customers are subject, our business could be adversely affected
        Our product offerings facilitate the transmission of cash, business documents and confidential information including, in some cases, personally identifiable information related to individuals and corporations. Our products store and transmit this data electronically, and therefore our products must operate within the laws, regulations and industry standards regarding security, data protection and electronic commerce. There has been an increased global regulatory focus on privacy issues with respect to the handling of personal information, such as the EU's General Data Protection Regulation. Various U.S. federal, U.S. state, and foreign legislative, regulatory, or other government bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business. For example, in the European Union, the Court of Justice of the European Union invalidated the U.S.-EU Privacy Shield in July 2020. The U.S.-EU Privacy Shield provided a mechanism to lawfully transfer personal data from the European Union to the United States and certain other countries. If and when we transfer certain personal data from the European Union to the United States, the invalidation of the U.S.-EU Privacy Shield will require us to identify alternative legally sufficient mechanisms to transfer such personal data, which could result in substantial costs, require changes to our business practices, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results. While we believe that our products comply with current regulatory requirements, the interpretation and application of these requirements continues to evolve and may evolve in ways that we cannot predict; so there can be no assurance that future legal or regulatory actions will not adversely impact us. To the extent that current or future regulatory or legal developments mandate a change in any of our products or services, require us or our customers to comply with any industry specific licensing or compliance requirements, alter the demand for or the competitive environment of our products and services or require us to make material changes to how we operate our business, including any changes to our internal operating, financial or management information systems, we might not be able to respond to such requirements in a timely or cost effective manner. If this were to occur, our business, operating results and financial condition could be materially adversely affected.
Failure to comply with the regulations provided by the Financial Conduct Authority (FCA) for certain of our UK operations could adversely impact our business
        A portion of our UK operations involves holding and disbursing client funds and is subject to the regulatory framework of the FCA. The FCA has significant enforcement authority which includes, but is not limited to, withdrawing an organization’s authorization, issuing fines and suspending firms from carrying out regulated activities. While we believe we have appropriate controls and procedures around these operations, any failure to comply with FCA requirements may result in disciplinary actions that could have a material adverse effect on our business, operating results and financial condition.
A cyber-attack or security or data breach could have an adverse effect on our business
        In the course of providing services to our customers we collect, store, process and transmit highly sensitive and confidential information. We rely on our employees and certain third parties in our current operations who may, as a result of human error or misconduct, expose us to operational risk. Certain of our solutions also facilitate the actual transfer of cash or transmit instructions that initiate cash transfer. Our products and services, particularly our SaaS offerings, may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service attacks and other disruptive problems, which could result in the theft, destruction or misappropriation of confidential information. Security risks in recent years have increased significantly given the increased sophistication and activities of hackers, organized crime, including state-sponsored organizations and nation-states, and other external parties. Cyber threats are rapidly evolving, increasing the difficulty of defending against them and even the most advanced internal control environment is vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. The techniques used by bad actors change frequently and may not be recognized until well after a breach has occurred. In addition, employees, customers and other counterparties who may access our network increasingly use personal mobile devices or computing devices that are outside of our network and control environments and are therefore subject to their own cyber-security risks. Breaches of our network could disrupt our internal systems and business applications, including services provided to our customers. Additionally, data breaches could compromise technical and proprietary information, harming our competitive position. We spend significant capital and allocate significant resource to ensure effective ongoing protection against the threat of security breaches, however these amounts might ultimately prove inadequate. We also maintain cyber insurance but there can be no assurance that liabilities or losses that we may incur would be covered under those policies or that the amount of insurance coverage would be adequate. Despite all of our efforts, a security breach or computer virus could still occur which could have a significant negative impact on our business, including reputational harm, the loss of customers and material financial liability to us.
Defects or disruptions in our products or services could diminish demand for our solutions and have a material adverse effect on our future financial results
        Our software products are inherently complex. Despite testing prior to their release and throughout the lifecycle of a product or service, software and SaaS offerings often contain undetected errors or defects that can impact their function, performance and security. Any unanticipated performance problems or defects in our products or services could result in additional development costs, diversion of technical and other resources from our other development efforts, service disruptions for our SaaS offerings, negative publicity and reputational harm to us and our products and exposure to potential liability claims. As a result, any error or defect in our products or services could adversely affect our future financial results.
The failure of our cyber fraud and risk management products to prevent a security breach or detect cyber fraud, or the failure of our customers to take action based on the risks identified by these products, could harm our reputation and adversely impact our operating results
        Our cyber fraud and risk management products provide our customers the ability to configure a multitude of settings and establish certain rule-based alerts and it is possible that a customer could misconfigure these products or fail to configure these products in an optimal manner which could cause threats to go undetected. Similarly, if our cyber fraud and risk management products detect threats or otherwise alert a customer to suspicious activity but the customer does not take action to investigate those threats or alerts, customers may erroneously believe that our products were not effective.
        Any real or perceived defects, errors or vulnerabilities in our cyber fraud and risk management products or any failure of these products to prevent, detect or alert a customer to a threat could result in:
•a loss of customers or potential customers;
•delayed or lost revenue and harm to our financial condition and results of operations;
•a delay in attaining, or the failure to attain, market acceptance for our cyber fraud and risk management solutions;
•an increase in warranty claims;
•harm to our reputation; or
•litigation, regulatory inquiries or investigations that may be expensive and that would further harm our reputation.

Catastrophic events may disrupt our business, including our third party data centers
        We are a highly-automated business and we rely on our network infrastructure, various software applications and many internal technology systems and data networks for our customer support, development, sales and marketing and accounting and finance functions to process, record, monitor and report data on a continuous basis and to do so accurately, quickly and securely. Our SaaS offerings provide services to our customers from third party data center facilities in different U.S. and international locations over which we have no control. A disruption or failure of these systems or data centers in the event of a natural disaster, pandemic, telecommunications failure, power outage, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. Such an event could also prevent us from fulfilling customer orders or maintaining certain service level requirements. While we have developed disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of such events, a catastrophic event that resulted in the destruction or disruption of any of our data centers or our critical business or information technology systems would likely severely affect our ability to conduct normal business operations, particularly in the short-term and, as a result, our business, operating results and financial condition could be adversely affected.
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
We could be adversely affected if we are unable to protect our proprietary technology and could be subject to litigation regarding intellectual property rights, which could cause serious harm to our business
        We rely upon a combination of patent, copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. However, there is no assurance that our patents, pending applications for patents that may be issued in the future, or other intellectual property will be of sufficient scope and strength to provide meaningful protection for our technology or any commercial advantage to us. Further, we cannot be certain that our patents will not be challenged, invalidated or circumvented. We enter into agreements with our employees and customers that seek to limit and protect the distribution of proprietary information. Despite our efforts to safeguard and maintain our proprietary rights, there is no assurance that such rights will remain protected or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.
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
We engage off-shore development resources which may not be successful and which may put our intellectual property at risk
        In order to optimize our research and development capabilities and to meet development timeframes, we use our India subsidiary for certain product development activities and we further contract with off-shore third-party development vendors. While our experience to date has been positive, there are a number of risks associated with off-shore development activities including:
•less efficient and less accurate communication and information flow as a consequence of time, distance and language barriers between our primary development organization and the off-shore resources, resulting in delays or deficiencies in development efforts;
•disruption due to political or military conflicts;
•misappropriation of intellectual property, which we may not readily detect; and
•currency exchange rate fluctuations that could adversely impact the cost advantages intended from these agreements.
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
Changes in financial accounting standards may cause unexpected financial reporting fluctuations and affect our reported results of operations
        Changes in accounting standards or practices could adversely affect our reported results of operations. New accounting pronouncements, such as recent changes in U.S. GAAP related to revenue recognition and accounting for lease arrangements, and varying interpretations of accounting pronouncements, have occurred and will undoubtedly occur in the future. Changes to existing accounting rules or practices may materially affect our reported results of operations or the way we conduct our business in future periods.
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
Risks Related to our Indebtedness
        We are party to a credit agreement with Bank of America, N.A. and certain other lenders which provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) through July 16, 2023. At June 30, 2020 we owed $180 million under the Credit Facility.
Our level of indebtedness may limit our financial flexibility
        Our level of indebtedness affects our operations in several ways, including:
•a portion of our cash flows from operating activities must be used to service our indebtedness and is not available for other purposes;

•we may be at a competitive disadvantage as compared to similar companies that have less debt; and
•additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may have higher costs and contain restrictive covenants, or may not be available to us.
The factors that will affect our ability to obtain additional financing may be beyond our control and include financial market conditions, the value of our assets and our performance at the time we need financing.
The credit agreement contains financial and other covenants, and our failure to comply with any of those covenants could materially adversely impact us or limit or eliminate our ability to access funds under the Credit Facility
        The credit agreement requires us to comply with certain financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control and while at June 30, 2020 we were in compliance with those covenants, we may fail to maintain compliance in future periods. The credit agreement contains customary representations, warranties and covenants including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. These restrictions could place us at a disadvantage relative to our competitors that are not subject to such limitations. A breach of any of these covenants or restrictions could result in an event of default under the credit agreement. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the Credit Facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could seek recovery against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the Credit Facility were to accelerate the payment of any indebtedness, we cannot assure you that our assets would be sufficient to satisfy our obligations.
Our variable rate could cause our debt service obligations to increase or decrease based on changes in market rates
        Borrowings under the Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We have entered into interest rate swap agreements intended to mitigate interest rate volatility arising from the Credit Facility, however, the interest rate swaps and any additional interest rate swap we may enter into in the future might not fully mitigate our variable interest rate risk.
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
•general and industry-specific business, economic and market conditions;
•actual or anticipated fluctuations in our operating results;
•the extent of the impact and the duration of the COVID-19 pandemic;
•changes in or our failure to meet analysts’ or investors’ estimates or expectations;
•public announcements concerning us, our competitors or our industry;
•acquisitions, divestitures, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•adverse developments in patent or other proprietary rights; and
•announcements of technological innovations by our competitors.

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
        Quarterly or annual operating results that are below the expectations of public market analysts could adversely affect the market price of our common stock. Factors that could cause fluctuations in our operating results include:
•a change in customer demand for our products, which is highly dependent on our ability to continue to offer innovative technology solutions in very competitive markets;
•the timing of customer orders;
•for our cloud solutions, the time it takes us to deliver to the customer a fully functional live production environment, since revenue recognition generally does not commence prior to that achievement;
•the timing of product implementations, which are highly dependent on customers’ resources and discretion;
•overall economic conditions, which may affect our customers’ and potential customers’ budgets for information technology expenditures;
•foreign exchange rate volatility, which can have a significant effect on our total revenues and costs when our foreign operations are translated to U.S. dollars;
•the incurrence of costs relating to the integration of software products and operations in connection with acquisitions of technologies or businesses; and
•the timing and market acceptance of new products or product enhancements by either us or our competitors.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
        The following table sets forth the location, the reportable segment(s) and approximate square footage of each of our material properties used by us during fiscal year 2020.

Location	Reportable Segment(s)	Approximate Square Feet

North America:
Portsmouth, New Hampshire (Corporate Headquarters)	All segments	85,000
Portland, Maine	Cloud Solutions	13,000
Providence, Rhode Island	Banking Solutions	11,000
Wilton, Connecticut	Cloud Solutions	13,000
Europe:
Theale, Reading, England (EMEA Headquarters)	All segments	58,000
Geneva, Switzerland	Cloud Solutions	16,000

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
        As of August 14, 2020, there were approximately 431 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.
        The closing price for our common stock on August 14, 2020 was $52.02. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.
        We have never paid dividends on our common stock. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
        On August 5, 2019, we announced that our board of directors authorized a repurchase program of our common stock for an aggregate purchase price not to exceed $50 million. This program expires on August 5, 2021.

Stock Performance Graph
        The stock performance graph below compares the percentage change in cumulative stockholder return on our common stock for the period from June 30, 2015 through June 30, 2020, with the cumulative total return on The Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index.
        This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on June 30, 2015), the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index on June 30, 2015, and assumes dividends, if any, are reinvested.
        The stock price performance shown on the following graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bottomline Technologies (de), Inc., the Nasdaq Composite Index
and the Nasdaq Computer & Data Processing Index

$350
$300
$250
$200
$150
$100
$50
$0
6/15
6/16
6/17
6/18
6/19
6/20
Bottomline Technologies
Nasdaq Composite
Nasdaq Computer & Data Processing

 —————
* $100 invested on 6/30/15 in stock or index, including reinvestment of dividends.

	6/15	6/16	6/17	6/18	6/19	6/20
Bottomline Technologies (de), Inc.	$100.00	$77.42	$92.38	$179.18	$159.08	$182.56
Nasdaq Composite	100.00	98.32	126.14	155.91	168.04	213.32
Nasdaq Computer & Data Processing	100.00	117.04	154.04	204.38	225.96	304.14
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

SELECTED CONSOLIDATED FINANCIAL DATA
	Fiscal Year Ended June 30,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Revenues:
Subscriptions	$339,410	$295,633	$262,363	$222,997	$195,187
Software licenses	8,098	16,389	10,277	11,685	20,826
Service and maintenance	91,706	105,895	114,926	109,633	120,292
Other	3,007	4,045	6,530	5,097	6,969
Total revenues	442,221	421,962	394,096	349,412	343,274
Cost of revenues:
Subscriptions	136,417	127,467	117,076	103,789	87,792
Software licenses	528	923	815	818	1,030
Service and maintenance	49,955	51,168	52,519	53,570	53,361
Other	2,186	3,161	3,032	3,737	5,059
Total cost of revenues	189,086	182,719	173,442	161,914	147,242
Gross profit	253,135	239,243	220,654	187,498	196,032
Operating expenses:
Sales and marketing	106,429	95,265	86,095	77,523	84,161
Product development and engineering	73,019	67,364	57,500	53,055	47,447
General and administrative	56,749	52,199	49,869	46,535	39,339
Amortization of acquisition-related intangible assets	20,370	21,336	22,076	24,246	28,978
Goodwill impairment charge	—	—	—	7,529	—
Total operating expenses	256,567	236,164	215,540	208,888	199,925
(Loss) income from operations	(3,432)	3,079	5,114	(21,390)	(3,893)
Other (expense) income, net	(3,969)	3,815	(3,989)	(16,884)	(14,970)
(Loss) income before income taxes	(7,401)	6,894	1,125	(38,274)	(18,863)
Income tax (provision) benefit	(1,828)	2,538	8,203	5,137	(785)
Net (loss) income	$(9,229)	$9,432	$9,328	$(33,137)	$(19,648)
Basic and diluted net (loss) income per share	$(0.22)	$0.23	$0.24	$(0.88)	$(0.52)
Shares used in computing net (loss) income per share:
Basic	41,770	40,612	38,227	37,842	37,957
Diluted	41,770	41,691	39,326	37,842	37,957
        On July 1, 2018 we adopted an accounting standard update that changed the classification of certain pension related items. This accounting standard was adopted retrospectively. Accordingly, pension related benefits were reclassified from cost of sales and operating expenses to other income (expense), net for each of the years ended June 30, 2018, 2017 and 2016.

	At June 30,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$194,832	$92,164	$121,860	$124,569	$97,174
Marketable securities	10,209	7,541	10,012	1,973	35,209
Working capital (1)	159,645	87,435	105,357	(88,394)	104,479
Total assets	793,137	669,229	635,968	617,439	651,210
Long-term debt (2)	180,000	110,000	150,000	—	169,857
Total stockholders’ equity	392,334	379,377	310,932	261,956	294,787
——————
(1) At June 30, 2017, the negative working capital position arose due to the inclusion of our convertible senior notes, which matured in December 2017, as a current rather than long-term liability. We financed the repayment of the principal balance of our convertible senior notes through a combination of cash on hand and with borrowings under our revolving credit facility.
(2) Our long-term debt as of June 30, 2020, 2019 and 2018 consisted of borrowings under our credit facility. During fiscal year 2020, we borrowed $80.0 million under our credit facility as a proactive and protective measure given the overall macroeconomic challenges of COVID-19. Our long-term debt as of June 30, 2016 consisted of our convertible senior notes.

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
Overview
        We help make complex business payments simple, smart and secure. We provide solutions that are helping to accelerate the digital transformation of business payments. Corporations and banks rely on us for domestic and international payments, efficient cash management, automated workflows for payment processing and bill review, and fraud detection, behavioral analytics and regulatory compliance solutions.
        We operate payment platforms that facilitate electronic payment and transaction settlement between businesses, their vendors and banks. We offer solutions that banks use to provide payment, cash management and treasury capabilities to their business customers, as well as solutions that financial institutions use to engage intelligently with customers and acquire, deepen and grow profitable relationships. Our legal spend management solutions help manage and determine the right amount to pay for legal services and claims, vendor expenditures for insurance companies and other large consumers of outside legal services as well as related tools and analytics for law firms themselves. Corporate customers rely on our solutions to automate payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. Our fraud and risk management solutions are designed to non-invasively monitor and analyze user behavior and payment transactions to flag behavioral and data anomalies and other suspicious activity to gain protection from internal fraud and external financial crime.
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
COVID-19
The United States and the global communities in which we operate continue to face challenges posed by the COVID-19 pandemic. We, like virtually all companies, have suspended travel for employees, temporarily closed our offices and, since mid-March 2020, have requested that our employees work remotely. We have been operating effectively under our remote work model, which we anticipate continuing for the foreseeable future to ensure the safety and well-being of our employees.
While we are operating effectively through this challenge, the full impact of COVID-19 on our business and operating results remains uncertain. There is no recent, comparable event that provides instruction to the myriad of impacts that COVID-19 may ultimately have. The consequences will depend on many factors outside of our control, including the duration and severity of the health issue itself and the economic downturn that it has created.
Beginning in March 2020 we started to observe a reduction in certain of our transactional based revenue streams, principally in our Paymode-X and Legal Spend Management solutions, however these volumes were showing signs of increasing through June 30, 2020. Since March 2020, we have observed a modest negative impact to new software license sales and professional services revenues since interacting directly with customers in either a sales setting or an on-site professional services setting is difficult in this environment. Discretionary software purchases are also being delayed or deferred in many cases. However, the majority of our revenues are recurring which we believe continues to offer significant protection from the pandemic’s economic disruptions in the short term. We continue to believe that our existing financial position will allow us to manage the impact of COVID-19 for the foreseeable future.

We remain very optimistic for the longer term. We have observed that one consequence of this crisis has been an increase in the demand for digital transformation, particularly for the mission critical applications we provide. We are at the center of that transformation with our product set and overall market position and we plan to extend our competitive advantage through this challenge and emerge stronger than before.
Financial Highlights
        The discussion that follows compares our operating results for the fiscal year ended June 30, 2020 to the fiscal year ended June 30, 2019.
        For the fiscal year ended June 30, 2020, our revenue increased to $442.2 million from $422.0 million in the prior fiscal year. Our revenue for the fiscal year ended June 30, 2020 was unfavorably impacted by $3.2 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling, which depreciated against the U.S. Dollar as compared to the prior fiscal year. The fiscal year 2020 revenue increase was driven by revenue increases in our Cloud Solutions segment of $20.2 million and our Banking Solutions segment of $3.8 million, partially offset by decreased revenue in our Payments and Documents segment of $2.3 million. Increased revenue from our legal spend management and payment platforms accounted for the revenue increase in our Cloud Solutions segment. The Banking Solutions segment’s revenue increase was primarily due to new customer engagements and platform go-lives, as customers continued to deploy our solutions. The revenue decrease in our Payments and Documents segment was related to decreased software license revenue in our U.S. payment products.
        Our net loss was $9.2 million in the fiscal year ended June 30, 2020 compared to net income of $9.4 million in the prior fiscal year. Our net loss for the fiscal year ended June 30, 2020 was impacted by increased operating expenses of $20.4 million and a decrease in other income of $7.7 million, offset in part by gross profit expansion of $13.9 million. The increase in operating expenses was driven by increased sales and marketing costs of $11.2 million and increased product development and engineering costs of $5.7 million as we continued to invest in our sales channels and new product innovation, and increased general and administrative costs of $4.6 million. Fiscal year 2020 also reflects the absence of a non-recurring gain recognized in fiscal year 2019 other income of $7.3 million, arising from the liquidation of an investment we held. The increase in gross margins was driven by increases in revenue in our Cloud Solutions and Banking Solutions segments.
        In the fiscal year ended June 30, 2020, we derived approximately 37% of our revenue from customers located outside of North America, principally in the United Kingdom, continental Europe and the Asia-Pacific region.
        We expect future revenue growth to be driven primarily by our Banking Solutions and Cloud Solutions segments.
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
Revenue Sources
        Our revenues are derived from multiple sources and are reported under the following classifications:
        Subscriptions: We generate subscription revenue from the sale of SaaS solutions that can include both fixed and usage-based fees. Our SaaS arrangements consist of an obligation for us to provide continuous access to a technology solution that we host, which we account for as a stand-ready performance obligation. These contracts may also include variable pricing or overage fees based on customer processing, usage or volume. We recognize revenue for fixed subscription fees ratably over the non-cancelable term of the contract, commencing on the date the customer has access to the solution. In circumstances where we meet certain requirements to allocate variable consideration to a distinct service within a series of related services, we allocate variable consideration to each distinct period of service within the series. If we do not meet those requirements, we include an estimate of variable consideration in the transaction price and recognize it ratably over the non-cancelable term of the contract.
        For certain of our SaaS solutions, customers are charged a fee for implementation services. In determining whether the implementation services are distinct from the hosting services we consider various factors, including the level of customization, complexity of the integration, the interdependency and interrelationship between the implementation services and the hosting services and the ability (or inability) of the customer's personnel or other service providers to perform the services. We have concluded that the implementation services in our hosting arrangements with multiple performance obligations are not distinct and therefore we recognize fees for implementation services ratably over the non-cancelable term of the hosting contract.
        We license software on a subscription basis under contractual arrangements where customers pay a specified fee, inclusive of support and maintenance, for a time-based license right to use our software. These fees recur periodically unless the customer opts to cancel their subscription arrangement with us. These contracts typically contain two distinct performance obligations: the software license and support and maintenance. The portion of the transaction price allocated to the license right is recognized at the point in time in which we have provided the customer access to the intellectual property and the license term has commenced. The portion of the transaction price allocated to support and maintenance is recognized ratably over the non-cancelable contract term.

        Software Licenses: Software licenses revenue reflects fees we charge to license software on a perpetual basis. For software licenses that do not include significant customization we recognize revenue at the point in time where the customer has obtained access to the intellectual property and the license period has commenced.
        Periodically, our software arrangements require significant customization and modification and involve extended implementation periods. In these arrangements the professional services and software license are highly interdependent and we treat the software license and professional services as a combined performance obligation. We recognize revenue for the combined performance obligation over time and measure progress to completion based on labor hours incurred as a percentage of total expected labor hours. We believe the use of labor hours as an input measure provides a faithful depiction of the transfer of goods and services under these contracts.
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
        Professional Services: Our professional services revenue is normally comprised of implementation, consulting and training services. Except for professional service performance obligations that form part of an overall, highly customized arrangement, and for implementation services associated with our hosted solutions, our professional services typically represent distinct performance obligations and revenue is recognized as the services are performed.
        Other: Other revenue which remains a minor component of total revenue is derived from the sale of equipment and supplies and is recognized at the point in time control transfers to the customer.
Critical Accounting Policies and Significant Judgments and Estimates
        We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate and different estimates may also have been reasonable and could have been used. These critical accounting policies and estimates relate to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired performance obligations, income taxes and capitalized software costs. These critical policies and our procedures related to these policies are discussed below. In addition, refer to Note 2 Significant Accounting Policies to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding this matter.
Revenue Recognition
         We recognize revenue upon the transfer of control of the product or service to the customer at an amount we expect to be entitled to receive in exchange for those products and services. We recognize revenue according to the following five step model:
•Identifying the contract (or contracts) with a customer;
•Identifying the performance obligations in the contract;
•Determining the transaction price;
•Allocating the transaction price to the contractual performance obligations; and
•Recognizing revenue as performance obligations are satisfied.
        Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together can require significant judgment. We account for a good or service as a distinct performance obligation when it is separately identifiable from other items in the contract and when a customer can benefit from the good or service on its own. In determining whether a customer can benefit from a good or service on its own, we consider the complexity of any required integration or customization, the interdependency and interrelationship of the particular good or service to other items in the contract and the ability (or inability) of the customer's personnel or other third party providers to successfully fulfill like goods or services. If a promised good or service does not meet the criteria to be accounted for as a separate performance obligation, it is combined with other items in the contract and treated as a combined performance obligation. Revenue is then recognized in the amount of the transaction price allocated to the combined performance obligation as the combined performance obligation is transferred to the customer.
        The transaction price represents the amount of consideration that we expect to be entitled to receive under the contract and may involve significant judgment and estimation particularly in the assessment of variable consideration such as refunds, penalties, usage-based fees or similar items. Unless we meet certain exceptions, we are required to estimate the amount of variable consideration we expect to receive under the contract. In formulating this estimate, we consider the specific customer's operating history with us, current usage data and the length of time over which the fees are expected to be incurred. We include estimated variable consideration in the transaction price if we conclude that a significant future reversal of revenue under the contract will not occur.

        The transaction price is allocated to the individual performance obligations in a contract. If a contract only has one performance obligation (for example, a professional services only engagement) the entire transaction price is allocated to that performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on the proportionate relationship of that performance obligation’s standalone selling price to the total transaction price. Determining the standalone selling price (SSP) involves significant judgment and estimation. We determine SSP by considering our overall pricing objectives and market conditions and we typically define SSP as an overall pricing range for individual products and services due to the stratification of those products and services by customer size and geography. In most cases we use an adjusted market assessment approach to estimate SSP and consider the following:
•The price we charge when we sell that item separately;
•Internal price lists and internal pricing guidelines;
•Cost of delivering the item and overall gross margin expectations; and
•Information about the customer or class of customer.
        Revenue is recognized for each performance obligation as we satisfy the obligation. Performance obligations are satisfied either over time or at a point in time. Our perpetual and term license obligations that do not include significant customization are normally satisfied at a point in time. Our professional services, support and maintenance, stand-ready performance obligations with respect to our SaaS solutions and software licenses dependent on significant customization by us are normally satisfied over time.
Deferred Costs
        Certain costs incurred to fulfill or obtain a contract are capitalized.
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
Goodwill and Acquired Intangible Assets
        Goodwill and acquired intangible assets are tested periodically for impairment. We performed our annual impairment test of the carrying value of our goodwill for fiscal year 2020 during our fourth quarter, which is consistent with the historic timing of our annual goodwill impairment review. Our analysis of goodwill impairment was performed at the reporting unit level, which requires an estimate of the fair value of each reporting unit.
        Based on the results of our annual impairment review we concluded there was no goodwill impairment in any of our reporting units. However, there can be no assurance that there will not be impairment charges in subsequent periods as a result of our future impairment reviews. To the extent that future impairment charges occur, it would have a material impact on our financial results. At June 30, 2020, the carrying value of goodwill for all of our reporting units was $205.7 million.
        We also perform periodic reviews of the carrying value and amortization periods of our other acquired intangible assets. These acquired intangible assets consist primarily of customer related assets and core technology. In evaluating potential impairment of these assets, we specifically consider whether any indicators of impairment are present, including:
•whether there has been a significant adverse change in the business climate that affects the value of an asset;
•whether there has been a significant change in the extent or manner in which an asset is used; and
•whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.
        If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. At June 30, 2020, the carrying value of our acquired intangible assets, excluding goodwill, capitalized software and purchased software, was $102.8 million. As a result of our fiscal year 2020 impairment review, we concluded that none of these assets were impaired.
Valuation of Acquired Intangible Assets and Acquired Performance Obligations
        In connection with our acquisitions, we have recorded acquired intangible assets relating principally to customer related assets and core technology. The valuation process used to calculate the values assigned to these acquired intangible assets is complex and involves significant estimation relative to our financial projections. One of the principal components of the valuation process is the determination of discounted future cash flows, and there are a number of variables that we consider for purposes of projecting these future cash flows. There is inherent uncertainty involved with this estimation process and, while our estimates are consistent with our internal planning assumptions, the ultimate accuracy of these estimates is only verifiable over time. Further, the projections required for the valuation process generally utilize at least a ten-year forecast, which exceeds our normal internal planning and forecasting timeline. The particularly sensitive components of these estimates include, but are not limited to:
•the selection of an appropriate discount rate;
•our projected overall revenue growth and mix of revenue;
•our gross margin estimates (which are highly dependent on our mix of revenue);
•our technology and product life cycles;
•the attrition rate of our customers, particularly those who contribute to our recurring revenue streams, such as software maintenance and our cloud solutions;
•the determination of third party market rates for leases or other contractual rights we acquire, for purposes of assessing whether we have acquired a favorable, unfavorable or at-market contract;
•our planned level of operating expenses; and
•our effective tax rate by operating geography.
        We are also required to estimate the acquisition date fair value of acquired performance obligations that we assume as part of any acquisition. The acquisition date fair value of performance obligations we assume is typically estimated based on the costs we expect to incur in fulfilling the acquired obligations, plus a normal profit margin. Cost estimates exclude amounts relating to any selling effort, since those costs would have been incurred by the predecessor company. In the case of acquired software maintenance contracts, cost estimates also exclude any ongoing research and development expenses associated with product upgrades since these amounts typically do not represent a legal obligation that we assume at the time of acquisition.
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
        We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers many different factors including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. We record a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. This is inherently judgmental, since we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. In circumstances where our evaluation considers future operating results, the evaluation is heavily dependent on our estimates of future revenue and expense levels by tax jurisdiction.
        We establish reserves to remove some or all of the tax benefit we would have otherwise recorded if a tax position is uncertain. In evaluating whether a tax position is uncertain, we base our assessment on existing tax legislation, case law and rulings. We also presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. We recognize tax benefits related to uncertain tax positions at the largest amount deemed more likely than not will be realized upon tax examination. We review our tax positions quarterly and adjust the balances as necessary.

Capitalized Software Costs
        We capitalize certain software development costs under accounting frameworks that differ based on the nature of the software.
        Capitalization of software development costs for software that is to be sold, leased or otherwise marketed begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by us with respect to certain factors, including, but not limited to, determining which projects and development activities within those projects qualify for capitalization, anticipated future revenues, estimated economic life, and changes in software and hardware technologies. Amortization of capitalized costs commence on the date of general release of the software using the greater of the straight-line method over the estimated useful life, or the ratio of revenue in the period to total expected revenues over the product’s expected useful life. Capitalized software development costs are normally amortized over an estimated useful life of 5 years once the product has been released for customer use. For the fiscal years ended June 30, 2020, 2019 and 2018, we capitalized $3.0 million, $3.7 million and $3.2 million, respectively, and recorded amortization expense of $4.0 million, $3.8 million and $2.8 million, respectively, of software development costs, excluding software developed for internal use. At June 30, 2020 and 2019, the net carrying value of capitalized software costs, excluding software developed for internal use, was $12.2 million and $13.2 million, respectively.
        We capitalize certain development costs associated with internal use software incurred during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. For the fiscal years ended June 30, 2020, 2019 and 2018, we capitalized $11.9 million, $10.4 million and $6.3 million, respectively, of internal use software development costs associated with our SaaS-based technology platforms. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 3 to 5 years once the related project has been completed and deployed for use. For the fiscal years ended June 30, 2020, 2019 and 2018, we recorded amortization expense of $7.2 million, $6.1 million and $5.2 million, respectively, of capitalized internal use software costs associated with our SaaS-based technology platforms. At June 30, 2020 and 2019, the net carrying value of capitalized internal use software associated with our SaaS-based technology platforms was $25.7 million and $21.1 million, respectively.
Recent Accounting Pronouncements
        For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 Recent Accounting Pronouncements to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Results of Operations
Fiscal Year Ended June 30, 2020 Compared to Fiscal Year Ended June 30, 2019
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
During the fourth quarter of the fiscal year ended June 30, 2020, we realigned our internal financial reporting and changed the manner in which financial information related to our PTX solutions is presented to our chief executive officer. This resulted in PTX solutions operating activity being reclassified into our Cloud Solutions segment rather than our Payments and Documents segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, this change is reflected for all financial periods presented.

        The following tables represent our segment revenues and our segment measure of profit (loss):

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$252,349	$232,106	$20,243	8.7%
Banking Solutions	97,785	93,956	3,829	4.1%
Payments and Documents	75,048	77,322	(2,274)	(2.9)%
Other	17,039	18,578	(1,539)	(8.3)%
Total segment revenue	$442,221	$421,962	$20,259	4.8%
Segment measure of profit (loss):
Cloud Solutions	$54,002	$53,113	$889	1.7%
Banking Solutions	4,849	8,227	(3,378)	(41.1)%
Payments and Documents	19,336	21,207	(1,871)	(8.8)%
Other	(10,459)	(5,301)	(5,158)	(97.3)%
Total measure of segment profit	$67,728	$77,246	$(9,518)	(12.3)%
        A reconciliation of the measure of total segment profit to our GAAP (loss) income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2020	2019
	(in thousands)
Total measure of segment profit	$67,728	$77,246
Less:
Amortization of acquisition-related intangible assets	(20,370)	(21,336)
Stock-based compensation plan expense	(42,044)	(41,695)
Acquisition and integration-related expenses	(5,647)	(4,648)
Restructuring expenses	(1,652)	(1,881)
Other non-core income (expense)	94	(550)
Global ERP system implementation and other costs	(485)	(3,395)
Other (expense) income, net of pension adjustments	(5,025)	3,153
(Loss) income before income taxes	$(7,401)	$6,894

Cloud Solutions
        Revenues from our Cloud Solutions segment increased $20.2 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year, due to increased revenue of $12.1 million from our payment platforms and $8.1 million from our legal spend management solutions. Segment profit increased $0.9 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year due to the revenue increase described above, partially offset by increased cost of revenues from subscriptions of $7.1 million and increased operating expenses of $13.0 million primarily related to increased sales and marketing costs as we continued to invest in new sales opportunities, product promotion and product innovation. We expect revenue and profit for the Cloud Solutions segment to increase in fiscal year 2021 as compared to fiscal year 2020 as a result of increased revenue from our legal spend management solutions and our payment platforms.
Banking Solutions
        Revenues from our Banking Solutions segment increased $3.8 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year, due to increased subscriptions revenue of $12.5 million as we continued to expand the base of customers on our SaaS platforms and as a result of our continued deployment of our newer banking solutions, partially offset by a decrease in our software license revenue of $4.0 million and decreased professional services and maintenance revenue of $4.6 million. Segment profit decreased $3.4 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year due primarily to increased sales and marketing and product development and engineering costs of $2.7 million and $2.4 million, respectively. We expect revenue to continue to increase and profit to remain relatively consistent for the Banking Solutions segment in fiscal year 2021 as compared to fiscal year 2020.
Payments and Documents
        Revenues from our Payments and Documents segment decreased $2.3 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year, due primarily to a decrease in service and maintenance revenue of $4.0 million and a decrease in software licenses revenue of $2.3 million, partially offset by an increase in subscriptions revenue of $4.5 million. The decrease in service and maintenance revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit decreased $1.9 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year, due primarily to the revenue decrease described above, partially offset by decreased operating expenses of $0.5 million related to general and administrative expenses. We expect revenue to increase and profit to remain consistent for the Payments and Documents segment in fiscal year 2021.
Other
        Revenues from our Other segment decreased by $1.5 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year. Segment loss increased by $5.2 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year. The revenue decrease was due primarily to decreases in software licenses revenue of $1.1 million, service and maintenance revenue of $0.8 million and other revenue of $0.6 million, partially offset by an increase in subscriptions revenue of $1.0 million. The segment loss was attributable to the operations of the legacy fraud solutions sales channel we acquired and due to the impact of certain other centralized costs reported in this segment that are leveraged for our fraud solutions broadly. The increase in the segment loss was primarily due to the revenue decreases in addition to increased service and maintenance cost of revenue of $1.9 million and increased product development costs of $1.7 million. We expect Other segment revenue to remain consistent and profit to decrease slightly in fiscal year 2021 as compared to fiscal year 2020.
Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions	$339,410	$295,633	$43,777	14.8%
Software licenses	8,098	16,389	(8,291)	(50.6)%
Service and maintenance	91,706	105,895	(14,189)	(13.4)%
Other	3,007	4,045	(1,038)	(25.7)%
Total revenues	$442,221	$421,962	$20,259	4.8%
Subscriptions
        Revenues from subscriptions increased $43.8 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year. The overall revenue increase was primarily due to revenue increases from our Cloud Solutions segment, Banking Solutions segment and Payments and Documents segment of $25.8 million, $12.5 million and $4.5 million, respectively, primarily due to the impact of customers going live on our hosted platforms and the impact of customers converting to subscription based solutions. We expect subscriptions revenues to increase in fiscal year 2021 as compared to fiscal year 2020 due to revenue increases in our legal spend management solutions, payment platforms, and from our banking solutions platforms.
Software Licenses
        Revenues from software licenses decreased $8.3 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year, primarily as a result of decreased revenue from our Banking Solutions segment, Payments and Documents segment and Other segment of $4.1 million, 2.3 million and $1.1 million, respectively. The decrease in software license revenue was predominantly by design and driven by the evolution of our business strategy, which is focused on a subscription revenue model rather than one-time license events. We also believe that certain software buying decisions by our customers were delayed or deferred in the latter part of fiscal 2020 given the ongoing economic challenges presented by COVID-19. We expect to continue to emphasize our cloud based solutions rather than on-premise software solutions in our on-going sales focus.
Service and Maintenance
        Revenues from service and maintenance decreased $14.2 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year due to decreases in revenue from our Payments and Documents segment of $4.0 million, Banking Solutions segment of $4.6 million and Cloud Solutions segment of $4.8 million. The decreases reflect our continued emphasis on selling subscription based solutions rather than deployed, perpetual-license solutions. We expect service and maintenance revenues will decrease in fiscal year 2021 as a result of decreased services revenue from our Payments and Documents and Banking Solutions segments due to our continued emphasis on subscription and cloud based solutions.
Other
        Our other revenues consist principally of equipment and supplies sales, which remained minor components of our overall revenue. We expect that other revenues will remain relatively consistent in fiscal year 2021.
Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions	$136,417	$127,467	$8,950	7.0%
Software licenses	528	923	(395)	(42.8)%
Service and maintenance	49,955	51,168	(1,213)	(2.4)%
Other	2,186	3,161	(975)	(30.8)%
Total cost of revenues	$189,086	$182,719	$6,367	3.5%
Gross profit	$253,135	$239,243	$13,892	5.8%
Subscriptions
        Subscriptions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions costs as a percentage of subscriptions revenues decreased to 40% for the fiscal year ended June 30, 2020 as compared to 43% for the prior fiscal year, driven by the revenue increases in our banking, legal spend management and payment platforms. We expect subscriptions costs as a percentage of subscriptions revenues will continue to decrease in fiscal year 2021 as a result of increased revenue contribution from our SaaS solutions.
Software Licenses
        Software license costs consist of expenses incurred by us to distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs were consistent at 7% of software license revenues for the fiscal year ended June 30, 2020 as compared to 6% for the prior fiscal year. We expect software license costs as a percentage of software license revenues will remain relatively consistent in fiscal year 2021.
Service and Maintenance
        Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs increased to 54% of service and maintenance revenues for the fiscal year ended June 30, 2020 as compared to 48% of service and maintenance revenues for the prior fiscal year, due primarily to increased service and maintenance costs from our legacy payments and documents solutions. We expect that service and maintenance costs as a percentage of service and maintenance revenues will increase in fiscal year 2021.
Other
        Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. These remain minor components of our business. We expect other costs as a percentage of other revenues will remain relatively consistent in fiscal year 2021.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$106,429	$95,265	$11,164	11.7%
Product development and engineering	73,019	67,364	5,655	8.4%
General and administrative	56,749	52,199	4,550	8.7%
Amortization of acquisition-related intangible assets	20,370	21,336	(966)	(4.5)%
Total operating expenses	$256,567	$236,164	$20,403	8.6%
Sales and Marketing
        Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased by $11.2 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year, due primarily to an increase in employee related costs of $8.6 million and increased marketing related expenses of $1.6 million incurred to support our continued revenue growth and the global marketing of our products. We expect sales and marketing expenses as a percentage of total revenue to increase modestly in fiscal year 2021.
Product Development and Engineering
        Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products. Product development and engineering expenses increased by $5.7 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year, as a result of an increase in headcount related costs as we continued to invest in the deployment of innovative, feature-rich products. We expect product development and engineering expenses as a percentage of total revenues will increase modestly in fiscal year 2021.
General and Administrative
        General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by $4.6 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year, due primarily to increased employee related costs of $5.0 million and acquisition related costs of $2.0 million, partially offset by decreased global enterprise resource planning (ERP) implementation and other costs of $3.0 million. We expect general and administrative expenses as a percentage of total revenues will remain consistent in fiscal year 2021.
Amortization of Acquisition-related Intangible Assets
        We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The decrease in amortization expense for the fiscal year ended June 30, 2020 as compared to the prior fiscal year occurred as a result of amortization rates decreasing over the underlying asset lives. We expect that total amortization expense for acquired intangible assets for fiscal year 2021 will be approximately $19.5 million.
Other (Expense) Income, Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$658	$670	$(12)	(1.8)%
Interest expense	(3,856)	(3,783)	(73)	(1.9)%
Other (expense) income, net	(771)	6,928	(7,699)	(111.1)%
Other (expense) income, net	$(3,969)	$3,815	$(7,784)	(204.0)%
Other (Expense) Income, Net
        Other expense, net increased $7.8 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year, primarily due to the absence in fiscal year 2020 of a non-recurring gain of $7.3 million we recorded in fiscal year 2019 upon the liquidation of an investment we held.

Provision for Income Taxes
        We recorded an income tax expense of $1.8 million and an income tax benefit of $2.5 million for the fiscal years ended June 30, 2020 and 2019, respectively. The income tax expense for the fiscal year ended June 30, 2020 was due to income tax expense relating to our U.S., UK and Swiss operations, offset in part by an income tax benefit relating to our Israeli operations and by an income tax benefit of $0.3 million relating to the enactment in the U.S. of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in March 2020. The income tax benefit for the fiscal year ended June 30, 2019 was primarily due to income tax benefits relating to our U.S. and Israeli operations, offset in part by income tax expense in our UK and Swiss operations, and also by an income tax benefit related to a reduction in our net deferred tax liabilities and a reduction to our valuation allowance arising from our acquisition of BankSight Software Systems, Inc. where certain deferred tax liabilities provide a source of future taxable income.
Fiscal Year Ended June 30, 2019 Compared to Fiscal Year Ended June 30, 2018
We adopted a new revenue recognition standard on July 1, 2018 and, in accordance with the method of adoption, did not recast prior period information. The new revenue standard generally resulted in a modest reduction in our service and maintenance revenue, while increasing software license and, to a lesser extent, subscriptions revenue from our banking solutions for the fiscal year ended June 30, 2019 as compared to the respective prior period. The new revenue standard requires the capitalization of certain costs incurred to fulfill or obtain contracts, which prior to adoption were expensed as incurred. Accordingly, this resulted in a modest reduction to cost of revenues and operating expenses for the fiscal year ended June 30, 2019 as compared to the respective prior periods.
Segment Information
During the fourth quarter of the fiscal year ended June 30, 2020, we realigned our internal financial reporting and changed the manner in which financial information related to our PTX solutions is presented to our chief executive officer. This resulted in PTX solutions operating activity being reclassified into our Cloud Solutions segment rather than our Payments and Documents segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, this change is reflected for all financial periods presented.
        The following tables represent our segment revenues and our segment measure of profit (loss):

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$232,106	$203,599	$28,507	14.0%
Banking Solutions	93,956	91,851	2,105	2.3%
Payments and Documents	77,322	80,063	(2,741)	(3.4)%
Other	18,578	18,583	(5)	—%
Total segment revenue	$421,962	$394,096	$27,866	7.1%
Segment measure of profit (loss):
Cloud Solutions	$53,113	$43,852	$9,261	21.1%
Banking Solutions	8,227	9,703	(1,476)	(15.2)%
Payment and Documents	21,207	22,383	(1,176)	(5.3)%
Other	(5,301)	(2,199)	(3,102)	(141.1)%
Total measure of segment profit	$77,246	$73,739	$3,507	4.8%

        A reconciliation of the measure of total segment profit to our GAAP loss before income taxes is as follows:

	Fiscal Year Ended June 30,
	2019	2018
	(in thousands)
Total measure of segment profit	$77,246	$73,739
Less:
Amortization of acquisition-related intangible assets	(21,336)	(22,076)
Stock-based compensation plan expense	(41,695)	(34,200)
Acquisition and integration-related expenses	(4,648)	(2,564)
Restructuring expenses	(1,881)	(1,495)
Legal settlement	—	(1,269)
Other non-core (expense) income	(550)	150
Global ERP system implementation and other costs	(3,395)	(6,430)
Other expense (income), net of pension adjustments	3,153	(4,730)
Income (loss) before income taxes	$6,894	$1,125

Cloud Solutions
        Revenues from our Cloud Solutions segment increased $28.5 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, due to increased revenue of $11.3 million from our legal spend management solutions and $17.2 million from our payment platforms. Segment profit increased $9.3 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, due primarily to the revenue increase described above, partially offset by increased cost of revenues of $7.7 million and increased operating expenses of $11.6 million primarily related to increased sales and marketing and product development and engineering costs.
Banking Solutions
        Revenues from our Banking Solutions segment increased $2.1 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, due to increased subscriptions revenue of $4.5 million and increased software license revenue of $4.3 million as we continued to expand the base of customers on our SaaS platforms and as a result of our continued deployment of our newer banking solutions, partially offset by decreased professional services revenue of $5.0 million. Our Banking Solutions segment revenue for the fiscal year ended June 30, 2018 included other revenues of $2.6 million, which represented a one-time buyout of a revenue share arrangement, impacting the year over year growth rate in the fiscal year ended June 30, 2019. Segment profit decreased $1.5 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year due primarily to increased product development and engineering costs.
Payments and Documents
        Revenues from our Payments and Documents segment decreased $2.7 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, due primarily to decreases in service and maintenance revenue of $5.3 million and software license revenue of $0.8 million, partially offset by an increase subscriptions revenue of $3.7 million from our European payments and transactional documents solutions, inclusive of the impact of recent acquisitions. The decrease in service and maintenance revenue was driven by the continued migration of customers to our hosted payment products rather than deployed, on-premise solutions. Segment profit decreased $1.2 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, due primarily to the revenue decrease described above partially offset by decreased cost of revenue of $0.7 million and decreased operating expenses of $0.9 million.
Other
        Revenues from our Other segment remained consistent for the fiscal year ended June 30, 2019 as compared to the prior fiscal year. Segment profit decreased $3.1 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, due primarily to increased service and maintenance cost of revenue and increased sales and marketing and product development costs.

Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions	$295,633	$262,363	$33,270	12.7%
Software licenses	16,389	10,277	6,112	59.5%
Service and maintenance	105,895	114,926	(9,031)	(7.9)%
Other	4,045	6,530	(2,485)	(38.1)%
Total revenues	$421,962	$394,096	$27,866	7.1%
Subscriptions
        Revenues from subscriptions increased $33.3 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year. The overall revenue increase was due to revenue increases from our Cloud Solutions segment of $26.7 million, from our Payments and Documents segment of $3.7 million and from our Banking Solutions segment of $4.5 million, due to the impact of customers going live on our hosted platforms, the continued migration of customers to subscriptions based arrangements and, to a lesser degree, the impact of recent acquisitions.
Software Licenses
        Revenues from software licenses increased $6.1 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, primarily as a result of increased revenue from our Banking Solutions segment and Other segment of $4.3 million and $1.4 million, respectively. The increase in revenue was due in part from our adoption of the new revenue standard on July 1, 2018 which resulted in revenue recognition sooner for certain arrangements for which revenue recognition was delayed under legacy GAAP, such as when vendor specific objective evidence of fair value could not be established. In addition, the change in methodology for allocation of the transaction price between performance obligations had the impact of increasing software revenue under the new standard.
Service and Maintenance
        Revenues from service and maintenance decreased $9.0 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year. The overall revenue decrease was due to decreases in revenue from our Payments and Documents segment of $5.3 million and Banking Solutions segment of $4.1 million, in each case reflecting the continued migration of customers to our subscription-based solutions. These decreases were partially offset by increased revenue from our Cloud Solutions segment of $0.6 million.
Other
        Our other revenues consist principally of equipment and supplies sales, which remained minor components of our overall revenue.
Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions	$127,467	$117,076	$10,391	8.9%
Software licenses	923	815	108	13.3%
Service and maintenance	51,168	52,519	(1,351)	(2.6)%
Other	3,161	3,032	129	4.3%
Total cost of revenues	$182,719	$173,442	$9,277	5.3%
Gross profit	$239,243	$220,654	$18,589	8.4%
Subscriptions
        Subscriptions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions costs as a percentage of subscriptions revenues decreased slightly to 43% for the fiscal year ended June 30, 2019 as compared to 45% for the prior fiscal year, due primarily to the revenue increases in our legal spend management and settlement network solutions.
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
Other
        Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. These costs remain minor components of our business.
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

Other Income (Expense), Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2019	2018	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$670	$273	$397	145.4%
Interest expense	(3,783)	(11,170)	7,387	66.1%
Other income (expense), net	6,928	6,908	20	(0.3)%
Other income (expense), net	$3,815	$(3,989)	$7,804	195.6%
Other Income (Expense), Net
        Other income, net increased $7.8 million for the fiscal year ended June 30, 2019 as compared to the prior fiscal year, primarily due to decreases in the amortization of debt discount costs upon the maturity of our convertible senior notes in December 2017. In fiscal year 2019, we recorded as a component of other income, a non-recurring gain of $7.3 million upon the liquidation of an investment we held. In fiscal year 2018, we recorded non-recurring other income of $6.1 million attributable to the sale of a cost method investment.
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
Liquidity and Capital Resources
        We are party to a credit agreement with Bank of America, N.A. and certain other lenders that provides for a credit facility in the amount of up to $300 million (the Credit Facility). We also have the right to request an increase to the aggregate commitments to the Credit Facility of up to $150 million, subject to specified conditions. The Credit Facility expires in July 2023. At June 30, 2020, borrowings were $180 million and we were in compliance with all covenants associated with the Credit Facility.
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

        One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the fiscal years ended June 30, 2020 and 2019 are summarized in the tables below:

	June 30,	June 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$194,832	$92,164
Marketable securities	10,209	7,541
Borrowings under credit facility	180,000	110,000

	Fiscal Year Ended June 30,
	2020	2019
	(in thousands)
Cash provided by operating activities	97,171	78,277
Cash used in investing activities	(47,530)	(66,218)
Cash provided by (used in) financing activities	54,624	(37,413)
Effect of exchange rates on cash	(930)	(1,458)
        Cash, cash equivalents and marketable securities. At June 30, 2020, our cash and cash equivalents of $194.8 million consisted primarily of cash deposits held at major banks and money market funds. The $102.7 million increase in cash and cash equivalents at June 30, 2020 from June 30, 2019 was primarily due to cash generated from operations of $97.2 million, net borrowings from our revolving credit facility of $70.0 million and proceeds from the sale of available for sale securities of $10.9 million. These cash inflows were partially offset by cash used to repurchase shares of our common stock of $19.1 million, cash used to fund capital expenditures, including capitalization of software costs of $46.7 million and purchases of available for sale securities of $13.5 million. We borrowed $80.0 million under our credit facility in March 2020 as a proactive and protective measure given the overall macroeconomic challenges of COVID-19.
        At June 30, 2020, our marketable securities of $10.2 million consisted of U.S. government debt securities.
        Cash, cash equivalents and marketable securities included approximately $69.9 million held by our foreign subsidiaries as of June 30, 2020. We repatriated $10.0 million and $20.8 million from our UK subsidiary during the fiscal years ending June 30, 2020 and 2019, respectively. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK, Switzerland and India and therefore we do not provide for U.S. income taxes that could result from the distribution of foreign earnings from our international subsidiaries other than the UK, Switzerland and India. If our reinvestment plans change based on future events and we decide to repatriate amounts from our international subsidiaries other than the UK, Switzerland and India, those amounts would generally become subject to U.S. state tax to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made, and we could be further subject to withholding taxes.
Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Decreases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar decreased our overall cash balances by approximately $0.9 million for the fiscal year ended June 30, 2020. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances, however, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.
        Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses, and impairment charges and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations increased by $18.9 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year. The increase was primarily related to an increase in cash flows generated from the change in accounts receivable of $10.1 million and an increase in cash flows from the change in prepaid expense and other current assets of $5.3 million and the change in accrued expenses of $3.7 million.
        At June 30, 2020, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.
        Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $18.7 million decrease in net cash used in investing activities for the fiscal year ended June 30, 2020 as compared to the prior fiscal year was primarily due to the absence of cash used to fund business acquisitions, net of cash acquired, of $24.0 million and a decrease in cash used for capital expenditures of $7.1 million, partially offset by a decrease in proceeds from the sale of investments of $9.0 million and an increase in the purchase of available for sale securities of $5.1 million.
        Financing Activities. Financing cash flows consist primarily of cash inflows as a result of borrowings under our revolving credit facility and proceeds from the sale of shares of our common stock through employee equity incentive plans.
Contractual Obligations
        Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2020:

	Payment Due by Fiscal Year
	2021	2022-2023	2024-2025	Thereafter	Total
	(in thousands)
Credit Facility
Principal payment	$—	$—	$180,000	$—	$180,000
Interest payments (1)	8,119	15,807	317	—	24,243
Commitment fee (2)	333	665	13	—	1,011
Operating leases	7,938	11,362	5,631	7,222	32,153
Purchase commitments	10,216	6,335	504	—	17,055
Total contractual obligations	$26,606	$34,169	$186,465	$7,222	$254,462
——————
(1)The Credit Facility carries a variable rate of interest. Interest payments were estimated using the applicable interest rate as of June 30, 2020 net of the impact of interest rate swaps we have in place.
(2)The Credit Facility agreement includes a commitment fee, which we have included in the table above, based on the applicable interest rate as of June 30, 2020 and our remaining borrowing capacity of $120 million.
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
        Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $1.9 million, has been excluded from the table above. These amounts have been excluded because, as of June 30, 2020, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.
        The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2021, which is $1.8 million based on foreign exchange rates in effect on June 30, 2020. We have not disclosed contributions for periods after fiscal year 2021, as those amounts are subject to future changes.
Off-Balance Sheet Arrangements
        We did not have any off-balance sheet arrangements during the fiscal year ended June 30, 2020.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest rate risk
        Our exposure to financial risk, including changes in interest rates, relates primarily to our cash and cash equivalents and marketable securities. Our cash and cash equivalents typically consist of demand deposit accounts, money market mutual funds and U.S. Treasury securities. Based on our average cash and cash equivalents balance, average actual interest rates and actual interest income during the respective annual periods, a 100 basis point increase in interest rates would result in a hypothetical increase of approximately $1.2 million, $0.9 million, and $1.0 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, in our results of operations and cash flows. A 100 basis point decrease in interest rates would reduce our interest income to zero.
        Our marketable securities are held in U.S. corporate and government debt securities with maturities of less than one year. A 100 basis point change in interest rates would not have had a significant impact on our income from marketable securities for the fiscal years ended June 30, 2020, 2019 and 2018.
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
        The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our cash balances as of June 30, 2020 and 2019:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Cash and cash equivalents
	2020	2019
	(in thousands)
Between U.S. Dollar and:
British Pound Sterling (+/-)	$3,507	$2,435
Swiss Franc (+/-)	3,455	3,457
European Euro (+/-)	386	371
Australian Dollar (+/-)	325	320
        A 10% increase or decrease in the exchange rate between the U.S. Dollar and all of the other currencies in which we transact would not have had a significant impact on our cash and cash equivalents at June 30, 2020 or June 30, 2019.
        The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our revenue and net income (loss) for the fiscal years ended June 30, 2020, 2019 and 2018:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Revenue			Net income (loss)
	2020	2019	2018	2020	2019	2018
	(in thousands)
Between U.S. Dollar and:
British Pound Sterling (+/-)	$10,649	$9,975	$9,149	$955	$977	$1,127
Swiss Franc (+/-)	3,907	3,870	3,976	52	190	637
Israeli Shekel (+/-)	690	803	769	1,121	775	954
European Euro (+/-)	312	358	382	21	16	17
        A 10% increase or decrease in the average exchange rate between the U.S. Dollar and all of the other currencies in which we transact would not have had a significant impact on our revenue or net income (loss) for the fiscal years ended June 30, 2020, 2019 or 2018.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bottomline Technologies (de), Inc. (the Company) as of June 30, 2020 and 2019, the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 28, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended June 30, 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
Adoption of ASU No. 2014-09
As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for revenue in the year ended June 30, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalized Software Development Costs and Internal Use Software Costs
Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company capitalizes costs for software that is to be sold, leased or otherwise marketed once technological feasibility has been established. The Company also capitalizes certain development costs that relate to internal use software incurred during the application development stage. The Company capitalized $3.0 million and $11.9 million, respectively, of capitalized software development costs and internal use software costs in the year ended June 30, 2020 and had total capitalized software development costs and internal use software costs, net of accumulated amortization, of $12.2 million and $25.7 million, respectively, as of June 30, 2020.

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
August 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Bottomline Technologies (de), Inc.
Opinion on Internal Control over Financial Reporting
We have audited Bottomline Technologies (de), Inc.’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bottomline Technologies (de), Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 28, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
August 28, 2020

BOTTOMLINE TECHNOLOGIES (de), INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30,	June 30,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$194,832	$92,164
Cash held for customers	6,304	5,637
Marketable securities	10,209	7,541
Accounts receivable net of allowances for doubtful accounts of $1,336 at June 30, 2020 and $824 at June 30, 2019	69,970	77,285
Prepaid expenses and other current assets	28,328	30,434
Total current assets	309,643	213,061
Property and equipment, net	67,155	54,541
Operating lease right-of-use assets, net	24,712	—
Goodwill	205,713	206,101
Intangible assets, net	154,111	168,349
Other assets	31,803	27,177
Total assets	$793,137	$669,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,422	$10,947
Accrued expenses and other current liabilities	48,198	33,945
Customer account liabilities	6,304	5,637
Deferred revenue	82,074	75,097
Total current liabilities	149,998	125,626
Borrowings under credit facility	180,000	110,000
Deferred revenue, non-current	13,959	17,062
Operating lease liabilities, non-current	20,670	—
Deferred income taxes	8,656	10,345
Other liabilities	27,520	26,819
Total liabilities	400,803	289,852
Stockholders' equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-48,147 at June 30, 2020 and 46,995 at June 30, 2019; outstanding shares-42,172 at June 30, 2020 and 41,315 at June 30, 2019	48	47
Additional paid-in-capital	764,906	721,438
Accumulated other comprehensive loss	(48,675)	(43,593)
Treasury stock: 5,975 shares at June 30, 2020 and 5,680 shares at June 30, 2019, at cost	(143,333)	(127,095)
Accumulated deficit	(180,612)	(171,420)
Total stockholders' equity	392,334	379,377
Total liabilities and stockholders' equity	$793,137	$669,229

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2020	2019	2018

Revenues:
Subscriptions	$339,410	$295,633	$262,363
Software licenses	8,098	16,389	10,277
Service and maintenance	91,706	105,895	114,926
Other	3,007	4,045	6,530
Total revenues	442,221	421,962	394,096
Cost of revenues:
Subscriptions	136,417	127,467	117,076
Software licenses	528	923	815
Service and maintenance	49,955	51,168	52,519
Other	2,186	3,161	3,032
Total cost of revenues	189,086	182,719	173,442
Gross profit	253,135	239,243	220,654
Operating expenses:
Sales and marketing	106,429	95,265	86,095
Product development and engineering	73,019	67,364	57,500
General and administrative	56,749	52,199	49,869
Amortization of acquisition-related intangible assets	20,370	21,336	22,076
Total operating expenses	256,567	236,164	215,540
(Loss) income from operations	(3,432)	3,079	5,114
Interest income	658	670	273
Interest expense	(3,856)	(3,783)	(11,170)
Other (expense) income, net	(771)	6,928	6,908
Other (expense) income, net	(3,969)	3,815	(3,989)
(Loss) income before income taxes	(7,401)	6,894	1,125
(Provision for) benefit from income taxes	(1,828)	2,538	8,203
Net (loss) income	$(9,229)	$9,432	$9,328
Basic and diluted net (loss) income per share	$(0.22)	$0.23	$0.24
Shares used in computing net (loss) income per share:
Basic	41,770	40,612	38,227
Diluted	41,770	41,691	39,326
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on available for sale securities	29	14	(5)
Change in fair value on interest hedging instruments	(3,794)	(3,875)	2,590
Minimum pension liability adjustments (net of income tax provision of $0, $0 and $300)	943	(4,730)	1,087
Foreign currency translation adjustments	(2,260)	(4,369)	(1,980)
Other comprehensive (loss) income, net of tax:	$(5,082)	$(12,960)	$1,692
Comprehensive (loss) income	$(14,311)	$(3,528)	$11,020

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount

Balance at June 30, 2017	42,797	$43	$624,001	$(32,325)	5,354	$(113,071)	$(216,692)	$261,956
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	70		388		(143)	3,121		3,509
Vesting of restricted stock awards	1,115	1	(1)					—
Stock compensation plan expense			34,200					34,200
Settlement of conversion premium upon maturity of the Notes	588	1	(1)					—
Settlement of note hedges			19,964		595	(19,964)		—
Warrant settlements	264		(2)					(2)
Cumulative effect of adoption of updated share-based compensation standard							249	249
Minimum pension liability adjustments, net of tax				1,087				1,087
Net income							$9,328	$9,328
Unrealized loss on available for sale securities, net of tax				(5)				(5)
Unrealized gain on interest rate hedging transactions				2,590				2,590
Foreign currency translation adjustment				(1,980)				(1,980)
Balance at June 30, 2018	44,834	45	$678,549	$(30,633)	5,806	$(129,914)	$(207,115)	$310,932
Issuance of common stock for employees stock purchase plan and upon exercise of stock options	45	1	1,104		(126)	2,819		3,924
Vesting of Restricted stock awards	1,184							—
Stock compensation plan expense			41,790					41,790
Warrant settlements	932	1	(5)					(4)
Minimum pension liability adjustments, net of tax				(4,730)				(4,730)
Net income							9,432	9,432
Cumulative effect of adoption of updated revenue recognition standard							26,263	26,263
Unrealized gain on available for sale securities				14				14
Unrealized loss on interest rate hedging transactions				(3,875)				(3,875)
Foreign currency translation adjustment				(4,369)				(4,369)
Balance at June 30, 2019	46,995	47	$721,438	$(43,593)	5,680	$(127,095)	$(171,420)	$379,377
Issuance of common stock for employees stock purchase plan and upon exercise of stock options	14	—	1,227		(123)	2,907		4,134
Vesting of Restricted stock awards	1,138	1	(1)					—
Repurchase of common stock to be held in treasury					418	(19,145)		(19,145)
Stock compensation plan expense			42,242					42,242
Minimum pension liability adjustments, net of tax				943				943
Net loss							(9,229)	(9,229)
Cumulative effect of adoption of updated lease standard							37	37
Unrealized gain on available for sale securities				29				29
Change in fair value on interest rate hedging instruments				(3,794)				(3,794)
Foreign currency translation adjustment				(2,260)				(2,260)
Balance at June 30, 2020	48,147	48	$764,906	$(48,675)	5,975	$(143,333)	$(180,612)	$392,334

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2020	2019	2018
Operating activities:
Net (loss) income	$(9,229)	$9,432	$9,328
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	20,370	21,336	22,076
Stock-based compensation plan expense	42,044	41,695	34,200
Depreciation and other amortization	27,232	22,911	19,994
Gain on sale of investments	—	(7,599)	(2,419)
Deferred income tax benefit	(829)	(5,147)	(9,465)
Provision for allowances on accounts receivable	749	220	238
Amortization of debt issuance costs	414	414	928
Amortization of debt discount	—	—	5,574
Amortization of discount on investments	(56)	(137)	(62)
Fair value adjustment on other investments	(49)	—	—
(Gain) loss on sale of property and equipment	(427)	623	65
Loss (gain) on foreign exchange	603	497	(106)
Changes in operating assets and liabilities:
Accounts receivable	5,763	(4,303)	(9,675)
Prepaid expenses and other current assets	1,548	(3,760)	(1,023)
Operating lease right-of-use asset, net	1,575	—	—
Other assets	(3,890)	(3,120)	(222)
Customer account liabilities	811	3,023	(5,278)
Accounts payable	2,007	580	157
Accrued expenses	4,025	279	4,056
Operating lease liabilities	(1,475)	—	—
Deferred revenue	4,540	1,689	2,852
Other liabilities	1,445	(356)	(468)
Net cash provided by operating activities	97,171	78,277	70,750
Investing activities:
Acquisition of businesses and assets, net of cash acquired	—	(24,036)	(5,741)
Acquisition of building	—	(20,700)	—
Purchases of investments	(238)	(230)	—
Proceeds from sale of investments	38	9,011	4,415
Issuance of note receivable	(1,000)	—	—
Purchases of available-for-sale securities	(13,485)	(8,381)	(14,188)
Proceeds from sales of available-for-sale securities	10,900	11,000	6,203
Capital expenditures, including capitalization of software costs	(46,650)	(33,083)	(21,376)
Proceeds from disposal of property and equipment	2,905	—	10
Insurance proceeds received for damage to equipment	—	201	—
Net cash used in investing activities	(47,530)	(66,218)	(30,677)
Financing activities:
Repurchase of common stock	(19,145)	—	—
Repayment of amounts borrowed under revolving credit facility	(10,000)	(40,000)	(189,750)
Amounts borrowed under revolving credit facility	80,000	—	150,000
Repayment of notes payable	(365)	(736)	(2,581)
Settlement of warrants	—	(4)	(2)
Debt issuance costs related to credit facility	—	(597)	—
Proceeds from exercise of stock options and employee stock purchase plan	4,134	3,924	3,509
Net cash provided by (used in) financing activities	54,624	(37,413)	(38,824)
Effect of exchange rate changes on cash	(930)	(1,458)	(1,205)
Increase (decrease) in cash and cash equivalents	103,335	(26,812)	44
Cash, cash equivalents and restricted cash at beginning of period	97,801	124,613	124,569
Cash, cash equivalents and restricted cash at end of period	$201,136	$97,801	$124,613
Cash and cash equivalents at end of period	$194,832	$92,164	$121,860

Cash held for customers at end of period	6,304	5,637	2,753
Cash, cash equivalents and restricted cash at end of period	$201,136	$97,801	$124,613
Supplemental disclosure of cash flow information:
Cash paid during the fiscal year for:
Interest, net of amounts capitalized	$3,105	$3,936	$4,873
Income taxes	$3,100	$2,040	$3,109
Non-cash financing activities:
Issuance of common stock upon settlement of the warrants	$—	$58,451	$12,739
Issuance of note payable to seller in connection with acquisition	$—	$—	$1,836
Issuance of common stock upon conversion of convertible senior notes	$—	$—	$19,736
Receipt of common stock upon settlement of Note Hedges	$—	$—	$19,964

See accompanying notes.

BOTTOMLINE TECHNOLOGIES (de), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended June 30, 2020, 2019 and 2018
Note 1—Organization and Nature of Business
        Bottomline Technologies (de), Inc. is a Delaware corporation that helps make complex business payments simple, smart, and secure. We provide solutions that are helping to accelerate the digital transformation of business payments. Corporations and banks rely on us for domestic and international payments, efficient cash management, automated workflows for payment processing and bill review, and fraud detection, behavioral analytics and regulatory compliance solutions. The majority of our revenues are derived from offerings sold as SaaS-based solutions and paid for on a subscription and transaction basis. Our products and services are sold to customers operating in many different industries throughout the world, but principally in the U.S., United Kingdom (UK) and continental Europe regions.

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
Cash and Cash Equivalents
        We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2020, our cash equivalents consisted of demand deposit accounts and money market funds.
Cash Held for Customers and Customer Account Liabilities
        At June 30, 2020 and 2019, our consolidated balance sheets included $6.3 million and $5.6 million, respectively, of cash held for customers and a corresponding liability in the same amount. Cash held for customers and customer account liabilities arise from a portion of our UK operations where we collect client funds and hold them for a short transient period before ultimately disbursing the amounts and settling the corresponding liability. Cash we hold on behalf of clients is segregated from our other corporate cash accounts and is not available for use by us other than to settle the corresponding client liability.
Marketable Securities
        All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. At June 30, 2020, we held $10.2 million of marketable securities which consisted of U.S. corporate and government debt securities.
        Our held to maturity investments, all of which mature within one year, are recorded at amortized cost and interest income is recognized in earnings when earned. The cost of securities sold is determined based on the specific identification method. At June 30, 2020 and 2019, the amortized cost of our held-to-maturity investments approximated their fair value.
        Our securities classified as available for sale are recorded at fair value, with all unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss). At June 30, 2020 and 2019, all of our available for sale securities had maturities of less than one year. The cost of securities sold is determined based on the specific identification method. At June 30, 2020 and 2019, the net unrealized gain associated with securities classified as available for sale was not significant.
        The table below presents information regarding our marketable securities by major security type as of June 30, 2020 and 2019.

	June 30, 2020			June 30, 2019
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	$61	$10,148	$10,209	$62	$7,479	$7,541
Total marketable securities	$61	$10,148	$10,209	$62	$7,479	$7,541
        All of our available for sale marketable securities are classified as current assets.
        The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of June 30, 2020 and June 30, 2019, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At June 30, 2020		At June 30, 2019
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government—U.S.	2,012	(1)	800	(1)
Total	$2,012	$(1)	$800	$(1)
Other Investments
        We have certain other investments recorded at fair value. In circumstances where there is no readily determinable fair value, these investments are recorded at cost, less impairment (if any) plus or minus adjustments for observable price changes. The aggregate carrying value of these investments was $1.0 million and $0.7 million at June 30, 2020 and 2019, respectively, and they are reported as a component of our other assets. At June 30, 2020, we reviewed the carrying value of these investments and concluded that they were not impaired. We are unable to exercise significant influence or control over the investees underlying any of these investments.
        Sales of Investments
        During fiscal year 2019, we liquidated a $0.4 million investment, received cash proceeds of $7.7 million and recorded a gain on sale of $7.3 million as a component of other income in our consolidated statement of comprehensive income (loss).
        During fiscal year 2018, we liquidated a $3.0 million investment and recorded, as a component of other income, a gain on the sale of this investment of $2.4 million. In addition, in the overall liquidation of this investment in fiscal year 2018 we received a payment of $2.6 million which represented the buyout of a revenue share arrangement that we had with the predecessor company and a payment of $3.7 million in exchange for our release of certain market exclusivity and distribution rights. These amounts were recorded as components of other revenue and other income, respectively, in our consolidated statement of comprehensive income (loss) for the fiscal year ended June 30, 2018.
Concentration of Credit Risk
        Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We had approximately $185.5 million of cash and cash equivalents invested with six financial institutions at June 30, 2020. Balances of cash and cash equivalents are typically in excess of any insurance, such as FDIC coverage, that may protect our deposits.
        Our accounts receivable are reported in our consolidated balance sheets net of allowances for uncollectible accounts. We believe that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising our customer base. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom we have had no prior collections history, and collateral is generally not required. We maintain reserves for potential losses based on customer specific situations as well as our historic experience and such losses, in the aggregate, have not historically exceeded our expectations. There were no customers that, individually, accounted for more than 10% of our consolidated accounts receivable balance at June 30, 2020 or 2019. For the fiscal years ended June 30, 2020, 2019 and 2018, we had no customer that accounted for 10% or greater of our consolidated revenues.

Financial Instruments
        The fair value of our financial instruments, which includes cash and cash equivalents, cash held for customers, marketable securities, accounts receivable, accounts payable, customer account liabilities, derivative interest rate swaps and debt drawn under our Credit Facility, as defined in Note 11 Indebtedness, are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Please refer to Note 5 Fair Value for further details on the fair value of these financial instruments.
Accounts Receivable
        Accounts receivable includes unbilled receivables of approximately $6.5 million and $6.9 million at June 30, 2020 and 2019, respectively. Unbilled receivables include revenues recognized for which billings have not yet been presented to the customers.
Property and Equipment
        Property and equipment are stated at cost, net of depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Property, equipment, furniture, fixtures and vehicles	3-7 years
Technical equipment	3-5 years
Building (Theale, Reading, England)	40 years
Leasehold improvements	Lower of estimated life or remaining lease term
        Periodically, we may assign a life outside of the general range of useful lives noted here if a particular asset’s estimated period of use falls outside of the normal range.
Goodwill and Other Intangible Assets
        We initially record other acquired intangible assets at their estimated fair values and we review these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment; historically during our fourth quarter.
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
        In performing our review of the recoverability of goodwill and other intangible assets we consider several factors, including whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset. We also consider whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life. In the case of goodwill, we must estimate the fair value of the reporting unit to which the goodwill is assigned. If as a result of examining any of these factors we conclude that the carrying value of goodwill or any other intangible asset exceeds its estimated fair value or undiscounted cash flows, respectively, we will recognize an impairment charge.
        Purchased software is classified as an intangible asset and is amortized on a straight-line basis over its estimated useful life, typically ranging from 3 to 5 years.
Advertising Costs
        We expense advertising costs as incurred. Advertising costs were $4.1 million, $2.9 million and $2.0 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
Shipping and Handling Costs
        We expense all shipping, handling and delivery costs in the period incurred, generally as a component of other cost of revenues.

Commissions Expense
        Excluding certain arrangements within our Banking Solutions segment, for which software commissions are earned as revenue is recorded over the period of project performance, substantially all software commissions are earned in the month in which a customer order is received. Commissions associated with professional services are typically earned in the month that services are rendered. Commissions associated with post-contract customer support arrangements and subscription-based arrangements are typically earned when the customer is billed for the underlying contractual period or in the period the order is received. Commissions are normally paid within thirty days of the month in which they are earned. Prior to the adoption of the new revenue standard, commissions were expensed as incurred. Under the new revenue standard, we capitalize commission costs in connection with obtaining a contract if the period of benefit is greater than a year and we expect to recover the costs through future contract revenues. We expense any capitalized costs ratably over the estimated period of benefit. Commission costs are recorded as a component of sales and marketing expense.
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
Debt Issuance Costs
        We incurred certain third party costs in connection with the Credit Facility, principally related to underwriting and legal fees. These costs are included in other assets on our consolidated balance sheets and are being amortized to interest expense ratably over the term of the Credit Facility.
Income Taxes and Income Tax Uncertainties
        We recognize deferred tax assets and deferred tax liabilities based on the difference between the financial reporting and tax basis of the asset or liability, measured at tax rates that are expected to be in effect when the differences reverse. A valuation allowance to reduce the carrying value of deferred tax assets is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Share-Based Compensation
        We recognize expense for the estimated fair value of our share-based compensation arrangements, net of estimated award forfeitures. The expense associated with share-based payment awards is generally recognized on a straight-line basis over the award’s vesting period.
Capitalized Software Costs
        Capitalization of software development costs for software that is to be sold, leased or otherwise marketed begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by us with respect to certain factors including, but not limited to, determining which projects and development activities within those projects qualify for capitalization, anticipated future revenues, estimated economic life, and changes in software and hardware technologies. Amortization of capitalized costs commence on the date of general release of the software using the greater of the straight-line method over the estimated useful life or the ratio of revenue in the period to total expected revenues over the product’s expected useful life. Capitalized software development costs are normally amortized over an estimated useful life of 5 years once the product has been released for customer use. For the fiscal years ended June 30, 2020, 2019 and 2018, we capitalized $3.0 million, $3.7 million and $3.2 million, respectively, and recorded amortization expense of $4.0 million, $3.8 million and $2.8 million, respectively, of software development costs, excluding software developed for internal use. At June 30, 2020 and 2019, the net carrying value of capitalized software excluding software developed for internal use, which is included in intangible assets, net on our consolidated balance sheets, was $12.2 million and $13.2 million, respectively.
        We capitalize certain development costs associated with internal use software incurred during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. For the fiscal years ended June 30, 2020, 2019 and 2018, we capitalized $11.9 million, $10.4 million and $6.3 million, respectively, of internal use software development costs associated with our SaaS-based technology platforms. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 3 to 5 years once the related project has been completed and deployed for use. For the fiscal years ended June 30, 2020, 2019 and 2018, we recorded amortization expense of $7.2 million, $6.1 million and $5.2 million, respectively, of capitalized internal use software costs associated with our SaaS-based technology platforms. At June 30, 2020 and 2019, the net carrying value of capitalized internal use software associated with our SaaS-based technology platforms, which is included in intangible assets, net on our consolidated balance sheets, was $25.7 million and $21.1 million, respectively.
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

Note 3—Recent Accounting Pronouncements
Recently Adopted Pronouncements
        Leases: In February 2016, the Financial Accounting Standards Board (FASB) issued an accounting standard update which requires balance sheet recognition of a lease liability and a corresponding right-of-use (ROU) asset for all leases unless, as a policy election, a lessee elects not to apply the standard to short-term leases. We adopted this standard on July 1, 2019 and elected the package of practical expedients which permitted us not to reassess prior conclusions regarding lease identification, lease classification and treatment of initial direct costs. For all asset classes, we adopted the lessee practical expedient to combine lease and non-lease components and we made a policy election not to recognize a ROU asset or lease liability for leases with a term of less than twelve months. We also availed ourselves of the adoption expedient not to adjust our prior period financial statements for the effects of the new standard or make additional disclosures for periods prior to the adoption date.
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

Accounting Pronouncements to be Adopted
Financial Instruments - Credit Losses: In June 2016, the FASB issued an accounting standard update that replaces the incurred loss impairment model with an expected loss model for financial assets held at amortized cost, eliminates the concept of other-than-temporary impairment and requires credit losses associated with available-for-sale debt securities to be recorded through an allowance rather than a reduction in the amortized cost basis of the security. The changes are expected to result in earlier recognition of credit losses associated with financial assets. The estimate of expected credit losses will require entities to incorporate historical information, current information and reasonable and supportable forecasts. This standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. We adopted this standard on July 1, 2020 on a modified retrospective basis, with the cumulative-effect accounting consequence recorded as an adjustment to the opening balance of accumulated deficit as of July 1, 2020. We do not expect the adoption of this standard to have a material impact on our financial statements.
Goodwill Impairment: In January 2017, the FASB issued an accounting standard update to simplify the test for goodwill impairment by removing the requirement to compare the carrying value of goodwill against its implied fair value. Under the revised standard, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss should not exceed the total amount of goodwill allocated to the reporting unit. We adopted this standard on July 1, 2020 on a prospective basis and do not currently expect the adoption of this standard to have a material impact on our financial statements.

Income Taxes: In December 2019, the FASB issued an accounting standard update related to simplifying the accounting for income taxes by eliminating certain exceptions related to intraperiod tax allocations, basis differences for changes in ownership interest in equity method investments, and the calculation of interim period income tax. The standard also simplifies other aspects of accounting for taxes. The standard is effective for us on July 1, 2021, with early adoption permitted. We are currently evaluating the effects of this update on our financial statements, including the potential for early adoption.

Note 4—Revenue Recognition
        Significant Accounting Policy
        We generate revenue from the sale of SaaS solutions that can include both fixed and usage-based fees, perpetual and term software licenses, professional services such as consulting and implementation services and software support and maintenance. We recognize revenue as we transfer goods and services to customers at amounts we expect to receive as consideration under enforceable contractual arrangements. Revenue is recognized as we satisfy contractual performance obligations which can occur either at a point in time or over time. For perpetual and term software licenses that do not involve significant customization and for equipment and supplies sales, we normally record revenue at a point in time. For professional services, support and maintenance, stand-ready performance obligations with respect to our SaaS solutions and software licenses that are dependent on significant customization by us we normally record revenue over time.
        We recognize revenue according to a five step model that involves:
•Identifying the contract (or contracts) with a customer;
•Identifying the performance obligations in the contract(s);
•Determining the transaction price;
•Allocating the transaction price to the contractual performance obligations, and
•Recognizing revenue as we satisfy the performance obligations.
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
        The transaction price is the amount of consideration we expect to be entitled to under a contract upon fulfillment of the performance obligations. The starting point for estimating the transaction price is the selling price stipulated in the contract, however we include in the determination of the overall transaction price an estimate of variable consideration to the extent it is probable that it will not result in a significant future reversal of revenue. Variable consideration can arise in our arrangements as a result of usage-based fees. For contracts with a long period over which usage-based fees can occur, or in contracts with customers with whom we do not have a reasonable operating history, we often constrain the amount of variable consideration included in the transaction price. We update our estimate of variable consideration at the end of each financial reporting period. We exclude from the determination of the transaction price sales and other taxes we bill to and collect from customers and remit to government authorities. Shipping and handling activities performed after the customer has obtained control of the good or service is accounted for as a fulfillment activity.
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
        Nature of Goods and Services
        Subscriptions: We generate subscriptions revenue through the provision of SaaS solutions which can include contractually fixed revenue amounts as well as usage-based fees. Our SaaS arrangements consist of an obligation for us to provide continuous access to a technology solution that we host, which we account for as a stand-ready performance obligation. These contracts may also include variable pricing or overage fees based on customer processing, usage or volume. We recognize revenue for fixed subscription fees ratably over the non-cancelable term of the contract, commencing on the date the customer has access to the solution. In circumstances where we meet certain requirements to allocate variable consideration to a distinct service within a series of related services, we allocate variable consideration to each distinct period of service within the series. If we do not meet those requirements, we include an estimate of variable consideration in the transaction price and recognize it ratably over the non-cancelable term of the contract.
        For certain of our SaaS solutions, customers are charged a fee for implementation services. In determining whether the implementation services are distinct from the hosting services we consider various factors, including the level of customization, complexity of the integration, the interdependency and interrelationship between the implementation services and the hosting services and the ability (or inability) of the customer's personnel or other service providers to perform the services. We have concluded that the implementation services in our hosting arrangements with multiple performance obligations are not distinct and therefore we recognize fees for implementation services ratably over the non-cancelable term of the hosting contract.
        We license software on a subscription basis under contractual arrangements where customers pay a specified fee, inclusive of support and maintenance, for a time-based license right to use our software. These fees recur periodically unless the customer opts to cancel their subscription arrangement with us. These contracts typically contain two distinct performance obligations: the software license and support and maintenance. The portion of the transaction price allocated to the license right is recognized at the point in time in which we have provided the customer access to the intellectual property and the license term has commenced. The portion of the transaction price allocated to support and maintenance is recognized ratably over the non-cancelable contract term.
        Software Licenses: Software licenses revenue reflects fees we charge to license software on a perpetual basis. For software licenses that do not include significant customization we recognize revenue at the point in time where the customer has obtained access to the intellectual property and the license period has commenced.
        Periodically our software arrangements require significant customization and modification and involve extended implementation periods. In these arrangements the professional services and software license are highly interdependent and we treat the software license and professional services as a combined performance obligation. We recognize revenue for the combined performance obligation over time and measure progress to completion based on labor hours incurred as a percentage of total expected labor hours. We believe the use of labor hours as an input measure provides a faithful depiction of the transfer of goods and services under these contracts.
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
Remaining Performance Obligations
        The transaction price allocated to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of June 30, 2020 and June 30, 2019 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of SaaS-based subscription obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant during each of the twelve months ended June 30, 2020 and June 30, 2019.
        Revenue allocated to remaining performance obligations was $409 million as of June 30, 2020 of which we expect to recognize approximately $158 million over the next twelve months and the remainder thereafter. We exclude from our measure of remaining performance obligations amounts related to contracts with a term of twelve months or less, royalty based transactions and future transactional or usage-based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services.

Contract Assets and Liabilities
        The table below presents our accounts receivable, contract assets and deferred revenue balances as of June 30, 2020 and June 30, 2019.

	June 30,	June 30,
	2020	2019	$ Change
	(in thousands)
Accounts receivable	$69,970	$77,285	$(7,315)
Contract assets	3,646	5,135	(1,489)
Deferred revenue	96,033	92,159	3,874
        Accounts receivable include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. Contract assets arise when we recognize revenue in excess of the amount billed to the customer and the right to payment is contingent on conditions other than simply the passage of time, such as the completion of a related performance obligation. Contract assets are classified in our consolidated balance sheets as other current assets for those contract assets with amortization periods of one year or less and other assets for contract assets with amortization periods greater than one year. Deferred revenue consists of billings to or payments from customers in excess of amounts recognized as revenue.
The decrease in accounts receivable at June 30, 2020 as compared to June 30, 2019 reflects the impact of cash collections in the fourth quarter of fiscal year 2020, particularly in the U.S.
For the fiscal years ended June 30, 2020 and June 30, 2019 we recognized $79.7 million and $72.2 million, respectively, in revenue from amounts that were included in deferred revenue as of June 30, 2019 and July 1, 2018, respectively.
        Contract Costs
        We capitalize incremental costs incurred in connection with obtaining a contract if they have a period of benefit that is greater than one year and we expect to recover the costs through future contract revenues. Incremental costs incurred to obtain a contract relate to sales commissions. We also capitalize costs incurred in fulfilling a contract when the costs relate directly to a specifically identifiable customer contract, when the costs generate or enhance resources that we will use to satisfy performance obligations in the future and when the costs are expected to be recovered through future contract revenues. At June 30, 2020 capitalized costs to obtain a contract and capitalized fulfillment costs totaled $7.6 million and $18.5 million, respectively. At June 30, 2019, capitalized costs to obtain a contract and capitalized fulfillment costs totaled $6.4 million and $16.4 million, respectively.
        Capitalized costs are amortized on a basis consistent with the transfer of the goods or services to which the asset relates. This results in capitalized costs being recognized on a ratable basis over the estimated period of future benefit, which is generally five years. We estimate the future period of benefit considering the current contract term, the impact of estimated customer renewal terms and the estimated life of the technology solution underlying the contracts. Amortization expense associated with costs of obtaining and costs of fulfilling a contract was $2.0 million and $3.3 million, respectively, for the fiscal year ended June 30, 2020, and $1.6 million and $3.5 million, respectively, for the fiscal year ended June 30, 2019. Amortization expense associated with costs of obtaining and costs of fulfilling a contract were recorded as components of sales and marketing expense and cost of revenues, respectively, in our consolidated statement of comprehensive (loss) income.

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
        At June 30, 2020 and June 30, 2019, our assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2020				June 30, 2019
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$354	$—	$—	$354	$2,807	$—	$—	$2,807
Available for sale securities - Debt
Government - U.S.	—	10,148	—	10,148	—	7,479	—	7,479
Total available for sale securities	$—	$10,148	$—	$10,148	$—	$7,479	$—	$7,479
Total assets	$354	$10,148	$—	$10,502	$2,807	$7,479	$—	$10,286
Liabilities
Short-term derivative interest rate swap	$—	$1,631	$—	$1,631	$—	$37	$—	$37
Long-term derivative interest rate swap	$—	$3,448	$—	$3,448	$—	$1,248	$—	$1,248
Total liabilities	$—	$5,079	$—	$5,079	$—	$1,285	$—	$1,285
Fair Value of Financial Instruments
        We have certain financial instruments which consist of cash and cash equivalents, cash held for customers, marketable securities, accounts receivable, notes receivable, contract assets, accounts payable, customer account liabilities, derivative interest rate swaps and debt drawn on our Credit Facility. Fair value information for each of these instruments is as follows:
• Cash and cash equivalents, cash held for customers, accounts receivable, notes receivable, contract assets, accounts payable and customer account liabilities fair values approximate their carrying values, due to the expected duration of these instruments.
• Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at June 30, 2020 and June 30, 2019, approximated fair value.
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
•  The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.0 million and $1.2 million at June 30, 2020 and June 30, 2019, respectively, which approximated their fair value.

•  We have certain other investments for which there is no readily determinable fair value. The carrying value of these investments was $0.5 million and $0.7 million at June 30, 2020 and June 30, 2019, respectively, and they are reported as a component of our other assets. These investments are recorded at cost, less impairment (if any) plus or minus adjustments for observable price changes.
•  We have borrowings of $180 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at June 30, 2020, as the instrument carries a variable rate of interest which reflects current market rates.

Note 6—Acquisitions
Current Year Activity
In June 2020, we acquired a technology asset from a large financial institution for a cash payment (which we funded in July 2020) of $2.5 million and contingent future cash payments of up to $0.9 million. We are also obligated to make future royalty payments should our revenue from the license or sale of this technology exceed certain levels. We intend to further develop and enhance this technology to launch a SaaS based integrated accounts receivable platform.
Prior Year Activity
BankSight Software Systems
        In June 2019, we acquired the remaining capital stock of BankSight for $2.8 million in cash and 40,000 shares of our common stock. The common stock had vesting conditions tied to the continued employment of a prior stockholder of BankSight and thus excluded from the purchase price allocation. Prior to the acquisition, we had a pre-existing relationship in the form of a minority investment in their preferred stock of BankSight in the amount of $3.5 million. The carrying value of our prior investment approximated its fair value at the time of our acquisition and the total fair value we paid to acquire the outstanding capital stock of BankSight, $6.3 million, was allocated to assets acquired and liabilities assumed. BankSight’s operating results are included in our Banking Solutions segment from the date of the acquisition forward and did not have a material impact on our revenue or net (loss) income.
        In the allocation of the purchase price, we recorded $3.6 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $3.1 million, consisting primarily of technology related assets, are being amortized over a weighted average estimated useful life of 11 years.
Experian Limited
        In March 2019, we acquired certain technology and customer related assets from Experian Limited (Experian) for 9.5 million British Pound Sterling (approximately $12.6 million based on the exchange rate in effect at the acquisition date). In the allocation of the purchase price, we recorded $1.7 million of goodwill, which is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $12.8 million, consisting primarily of customer related assets, are being amortized over a weighted average estimated useful lives of 11 years. Experian’s operating results are included in our Payments and Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or net (loss) income.
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
Microgen Banking Systems Limited
        In July 2018, we acquired Microgen Banking Systems Limited (Microgen) for 6.9 million British Pound Sterling (approximately $9.1 million based on the exchange rate in effect at the acquisition date). In the allocation of the purchase price, we recorded $2.7 million of goodwill, which is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $8.4 million, consisting primarily of customer related assets, are being amortized over a weighted average estimated useful life of 13 years. Microgen’s operating results are included in our Payments and Documents segment from the date of the acquisition forward and did not have a material impact on our revenue or net (loss) income.

Note 7—Property and Equipment
        Property and equipment consisted of the following:

	June 30,
	2020	2019
	(in thousands)
Land	$2,448	$3,380
Building and improvements	48,483	40,903
Furniture and fixtures	10,099	7,586
Technical equipment	55,605	50,395
Motor vehicles	—	30
Total property and equipment, gross	116,635	102,294
Less: Accumulated depreciation	49,480	47,753
Total property and equipment, net	$67,155	$54,541

Note 8—Goodwill and Other Intangible Assets
        We performed our annual goodwill impairment test during the fourth quarter of fiscal years 2020, 2019 and 2018. Based on these reviews, we concluded that there was no goodwill impairment.
        There can be no assurance that there will not be impairment charges in future periods as a result of future impairment reviews. To the extent that future impairment charges occur it would likely have a material impact on our financial results. At June 30, 2020, the carrying value of goodwill for all of our reporting units was $205.7 million.
        The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$219,305	$(157,008)	$62,297	7.5
Core technology	135,720	(97,431)	38,289	7.2
Other intangible assets	22,099	(19,927)	2,172	4.8
Capitalized software development costs	26,222	(14,047)	12,175	2.9
Software (1)	84,493	(45,315)	39,178	3.8
Total	$487,839	$(333,728)	$154,111
Unamortized intangible assets:
Goodwill			205,713
Total intangible assets			$359,824

	As of June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$219,893	$(145,144)	$74,749	8.5
Core technology	130,226	(90,017)	40,209	7.4
Other intangible assets	25,712	(19,030)	6,682	5.0
Capitalized software development costs	23,213	(10,006)	13,207	3.0
Software (1)	72,018	(38,516)	33,502	4.2
Total	$471,062	$(302,713)	$168,349
Unamortized intangible assets:
Goodwill			206,101
Total intangible assets			$374,450
——————
(1) Software includes purchased software and software developed for internal use.
        Estimated amortization expense for fiscal year 2021 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of June 30, 2020, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
2021	$19,492	$4,415	$10,587
2022	17,389	4,415	8,525
2023	16,012	1,571	6,597
2024	14,241	858	4,985
2025	11,843	294	2,229
2026 and thereafter	23,781	—	1,011
        Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.
        The following table represents a rollforward of our goodwill balances, by reportable segment:

	Cloud Solutions	Banking Solutions	Payments and Documents	Other	Total
	(in thousands)
Balance at June 30, 2018 (1)	$90,270	$35,880	$65,680	$8,194	$200,024
Goodwill acquired during the period	—	3,571	4,391	—	7,962
Impact of foreign currency translation	37	—	(1,922)	—	(1,885)
Balance at June 30, 2019 (1)	$90,307	$39,451	$68,149	$8,194	$206,101
Goodwill acquired during the period (2)	—	65	—	—	65
Goodwill reclassified as a result of segment reorganization	26,261	—	(26,261)	—	—
Impact of foreign currency translation	925	—	(1,378)	—	(453)
Balance at June 30, 2020 (1)	$117,493	$39,516	$40,510	$8,194	$205,713
——————
(1) Other goodwill balance is net of $7.5 million accumulated impairment losses.
(2) Reflects the reallocation of amounts to Goodwill in the final purchase price allocation of BankSight.

Note 9—Accrued Expenses and Other Current Liabilities
        Accrued expenses and other current liabilities consisted of the following:

	June 30,
	2020	2019
	(in thousands)
Employee compensation and benefits	$21,846	$15,810
Operating lease liabilities	6,804	—
Accrued customer rebates	4,352	3,978
Accrued capital expenditures	2,500	—
Sales and value added taxes	2,052	1,971
Professional fees	1,646	3,106
Accrued income taxes payable	621	1,162
Accrued interest	191	197
Other	8,186	7,721
Total accrued expenses and other current liabilities	$48,198	$33,945

Note 10—Commitments and Contingencies
Leases
        On July 1, 2019, we adopted the new accounting standard related to leases. We determine if any arrangement is, or contains, a lease at its inception based on whether or not we have the right to control the asset during the contract period. We are a lessee in any lease contract when we obtain the right to control the asset.
        We determine the lease term by assuming the exercise of renewal options that are reasonably certain to be exercised. Leases with a lease term of a year or less at inception are not reflected in our balance sheet and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than a year are reflected as non-current ROU assets and current and non-current lease liabilities in our consolidated balance sheets. Current lease liabilities are classified as a component of accrued expenses and other current liabilities.
        As the implicit interest rate in our leases is generally not known, we use our incremental borrowing rate as the discount rate for purposes of determining the present value of our lease liabilities. Our determination of the incremental borrowing rate takes into consideration the expected term of the lease, the effect of the currency in which the lease is denominated and the rate of interest we would expect to incur on a collateralized debt instrument. At June 30, 2020, our weighted average discount rate utilized for our leases was 5.0%.
        When our contracts contain lease and non-lease elements, we account for both as a single lease component.
        We lease our principal office facility in Portsmouth, NH under a non-cancelable operating lease expiring in 2027. We have two five-year options to further extend the term of this lease. Rent expense is fixed for the base term of the lease and we are required to pay certain incremental operating costs above the base rent.
We lease office space in cities worldwide under facility leases that expire at various dates. We are typically required to pay certain incremental operating costs above the base rent for our facility leases. Our leases may include periodic payment adjustments based on changes in applicable price indexes. To the extent the adjustment is considered a fixed payment it is included in the measurement of the ROU asset and lease liability, otherwise it is recognized in the period incurred. We also have a variety of data center locations and, to a lesser extent, vehicle and equipment leases. Our facility leases represent the substantial majority of our operating leases and often include renewal options that we can exercise unilaterally. At June 30, 2020, renewal options ranged from 3 months to 10 years.
        At June 30, 2020, our operating leases had a weighted average remaining lease term of 5.7 years and we had no material capital leases.

Additional information of our lease activity, as of and for the twelve months ended June 30, is as follows:

For the twelve months ended
Operating leases:	June 30, 2020
(in thousands)
Operating lease cost	$7,573
Short-term lease cost	585
Variable lease cost	2,058
Sublease income	(360)
Total lease cost	$9,856

June 30, 2020
(in thousands)
Right-of-use assets, net	$24,712

Operating lease liabilities, current (1)	$6,804
Operating lease liabilities, non-current	20,670
Total operating lease liabilities	$27,474
——————
(1) Included as a component of accrued expenses and other current liabilities.

For the twelve months ended
June 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$7,684
Right-of-use assets obtained in exchange for lease obligations	$4,582
Remaining maturities of lease liabilities at June 30, 2020 were as follows:

Operating Leases
For the year ending June 30,	(in thousands)
2021	$7,938
2022	6,571
2023	4,791
2024	2,960
2025	2,671
Thereafter	7,222
Total lease payments	32,153
Less imputed interest	(4,679)
Total lease liabilities	$27,474

Prior to the adoption of the new lease accounting standard, rent expense, including the effects of rent escalation clauses or certain landlord concessions, was recognized on a straight-line basis over the lease term. Rent expense, net of sublease income, for the fiscal years ended June 30, 2019 and 2018 was $6.3 million and $6.5 million, respectively.

Future minimum lease payments under non-cancelable operating leases at June 30, 2019 were as follows:

(in thousands)
2020	$5,612
2021	5,672
2022	4,967
2023	3,690
2024	2,913
2025 and thereafter	11,665
$34,519

Long Term Service Arrangements
        We have entered into service agreements with initial minimum commitments ranging between one and four years that expire between the fiscal years 2021 and 2024, primarily for software licenses, hosting services and disaster recovery services. In addition to the base terms, we have certain options to extend the terms of the service agreements. Payments are fixed for the initial terms and are subject to increase in the event that we elect to extend the service.

        Future minimum annual commitments under our long term service arrangements as of June 30, 2020 are as follows:

(in thousands)
2021	$10,216
2022	5,621
2023	714
2024	504
$17,055
Legal Matters
        We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.

Note 11—Indebtedness
Credit Agreement
        We are party to a credit agreement with Bank of America, N.A. and certain other lenders (the Credit Agreement) that provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) and that expires in July 2023. We also have the right to request an increase of the aggregate commitments under the Credit Facility by up to $150 million, subject to specified conditions. At June 30, 2020, we owed $180 million under the Credit Facility.
        Borrowings under the Credit Facility may be used for lawful corporate purposes of Bottomline and its subsidiaries, including acquisitions, share buybacks, capital expenditures, the repayment or refinancing of indebtedness and general corporate purposes. The Credit Facility is available for the issuance of up to $20 million of letters of credit and up to $20 million of swing line loans.
        The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.50 to 1.00; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default and related cure provisions. As of June 30, 2020, we were in compliance with all covenants.
        The Credit Agreement is guaranteed by us (as borrower) and certain of our existing and future domestic material restricted subsidiaries (the Guarantors) and is secured by substantially all of our domestic assets and those of the Guarantors, including a pledge of all of the shares of capital stock of the Guarantors and 65% of the shares of the capital stock of our first-tier foreign subsidiaries or those of any Guarantor, in each case subject to certain exceptions as set forth in the Credit Agreement. The collateral does not include, among other things, any real property or the capital stock or any assets of any unrestricted subsidiary.

Note Payable
We financed a portion of the purchase price for our acquisition of our fiscal year 2018 acquisition of Decillion by entering into a note payable for 2.5 million Singapore Dollars (approximately $1.8 million based on the exchange rate in effect at the acquisition date). The note was payable in equal installments over ten quarters, with the final installment paid in the quarter ended December 31, 2019.

Note 12—Derivative Instruments
Cash Flow Hedges
        Interest Rate Swap Agreements
        We utilize interest rate swap agreements to hedge our exposure to interest rate risk. At June 30, 2020, we had two outstanding interest rate swap agreements with notional values of $100 million and $80 million.
The notional value of each interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the Credit Facility.
The $100 million notional value agreement is effective as of December 1, 2017 and expires on December 1, 2021. During this period, the notional amount will have a fixed interest rate of 1.9275 percent and Citizens Bank, National Association, as counterparty to the agreement, will pay us interest at a floating rate based on the 1 month USD-LIBOR-BBA swap rate on the notional amount. Interest payments are made quarterly on a net settlement basis.
The $80 million notional value agreement is effective as of December 1, 2021 and expires on July 16, 2023. During this period, the notional amount will have a fixed interest rate of 2.125 percent and Bank of America, N.A., as counterparty to the agreement, will pay us interest at a floating rate based on the 1-month USD-LIBOR-BBA swap rate on the notional amount. Interest payments will be made monthly on a net settlement basis.
        We designated the interest rate swaps as hedging instruments and they qualified for hedge accounting upon inception and at June 30, 2020. To continue to qualify for hedge accounting, the instruments must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of our interest expense. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.
        The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at June 30, 2020 and June 30, 2019 were as follows:

Description	Balance Sheet Location	June 30, 2020	June 30, 2019
Derivative interest rate swaps		(in thousands)
Short-term derivative liability	Accrued expenses and other current liabilities	$1,631	$37
Long-term derivative liability	Other liabilities	$3,448	$1,248

The following table presents the effect of the derivative interest rate swaps in our consolidated statement of comprehensive income (loss) for the fiscal years ended June 30, 2020 and June 30, 2019.

	Gain (Loss) in AOCI June 30, 2019	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI June 30, 2020
	(in thousands)
Derivative interest rate swaps	$(1,285)	$(4,158)	$364	$(5,079)

	Gain (Loss) in AOCI June 30, 2018	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI June 30, 2019
	(in thousands)
Derivative interest rate swaps	$2,590	$(3,455)	$(420)	$(1,285)

——————
(1) Recorded as interest income (expense) within other expense, net in our consolidated statements of comprehensive income (loss).
During the twelve months ended June 30, 2020, we concluded that no portion of the hedges was ineffective.
        We expect to reclassify approximately $1.8 million of this unrealized loss from accumulated other comprehensive loss to earnings over the next twelve months.

Note 13—Postretirement and Other Employee Benefits
Defined Contribution Pension Plans
        We have a 401(k) Plan (the Plan), whereby eligible U.S. employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. We may contribute a discretionary matching contribution annually equal to 50% of each such participant’s contribution to the Plan up to the first 5% of their annual eligible compensation. We charged approximately $2.7 million, $2.4 million and $2.2 million to expense in the fiscal years ended June 30, 2020, 2019 and 2018, respectively, associated with our matching contribution for those years.
        We have a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. We contribute 4% of the employee’s annual compensation as long as the individual contributes a minimum of 1% of their annual compensation to the GPPP. We charged approximately $1.5 million, $2.0 million and $1.8 million to expense in the fiscal years ended June 30, 2020, 2019 and 2018, respectively, under the GPPP.
        We have a GPPP related to European employees from our acquisition of Sterci and governed by local regulatory requirements. We contributed approximately $1.9 million, $1.7 million and $1.5 million in the fiscal years ended June 30, 2020, 2019 and 2018, respectively, under the GPPP.
        We have a retirement contribution plan with respect to our employees in Israel (Israel plan) under which we contribute 6.5% of each eligible employee’s annual compensation. Employees are entitled to amounts accumulated in the Israel plan upon reaching retirement age. We charged approximately $0.6 million, $0.5 million and $0.4 million to expense in the fiscal years ended June 30, 2020, 2019 and 2018, respectively, related to the Israel plan.
Defined Benefit Pension Plan
        We sponsor a defined benefit pension plan for our Swiss-based employees (the Swiss pension plan) that is governed by local regulatory requirements. As of June 30, 2020, we had 126 employees, which is approximately 6% of our workforce, covered under this plan. The Swiss pension plan is governed by the Swiss Federal Law on Occupational Retirements, Survivors’ and Disability Pension plans. We use a third party pension fund, Profond, to administer this plan. We charged approximately $3.1 million, $2.1 million and $1.8 million to expense in the fiscal years ended June 30, 2020, 2019 and 2018, respectively, related to this plan. The annual measurement date for our pension benefits is June 30.
        During the fiscal years ended June 30, 2020 and 2019, we made lump sum pension payments exceeding the settlement accounting threshold related to our Swiss pension plan. As required under pension accounting rules, we recorded $1.0 million and $0.6 million, of unrecognized actuarial loss in other expense in our consolidated statements of comprehensive income (loss) in our consolidated balance sheets for the fiscal years ended June 30, 2020 and 2019, respectively, and decreased accumulated other comprehensive loss by $1.0 million and $0.6 million in our consolidated balance sheets for the fiscal years ended June 30, 2020 and 2019, respectively.
        During fiscal years ended June 30, 2014 and June 30, 2018, Profond decreased the pension benefit conversion rates over two respective five year periods, from a maximum of 7.2% to 6.8% in fiscal year 2014 and from a maximum of 6.8% to 6.2% in fiscal year 2018. The changes in conversion rates reduced the projected benefits at retirement for all employees and qualified as plan amendments. The prior service credits arising from the amendments were recorded as components of accumulated other comprehensive income (loss) for the fiscal years ended June 30, 2014 and June 30, 2018.
        The accumulated benefit obligation (ABO) represents the obligations of a pension plan for past service as of the measurement date, which is the present value of benefits earned to date based on current compensation levels. The Swiss pension plan ABO as of June 30, 2020 was $50.8 million. The projected benefit obligation (PBO) is the ABO adjusted to reflect the impact of future compensation levels. The following table represents the PBO, change in plan assets, funded status and amounts recognized in our consolidated balance sheets at June 30, 2020 and 2019:

	June 30,
	2020	2019
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$56,908	$51,368
Service cost	2,955	2,532
Interest cost	226	456
Actuarial (gain) loss	(2,374)	4,124
Plan participant contributions	905	880
Benefits paid, net of transfers into plan	(222)	(215)
Settlement	(5,500)	(3,060)
Effect of foreign currency exchange rate changes	1,677	823
Projected benefit obligation at end of year	$54,575	$56,908
Change in plan assets:
Fair value of plan assets at beginning of year	$37,306	$36,929
Actual return on plan assets	(1,181)	339
Employer contribution	1,899	1,870
Plan participant contributions	905	880
Benefits paid, net of transfers into plan	(222)	(215)
Settlement	(5,500)	(3,060)
Effect of foreign currency exchange rate changes	1,109	563
Fair value of plan assets at end of year	$34,316	$37,306
Pension liability at end of fiscal year	$(20,259)	$(19,602)
Accumulated other comprehensive loss consists of the following:

Net prior service credit	$2,642	$2,877
Net actuarial loss	(10,436)	(11,586)
Accumulated other comprehensive loss, before income tax	$(7,794)	$(8,709)

        For the fiscal year ended June 30, 2020, we reclassified approximately $1.5 million of net actuarial loss and $0.3 million of net prior service credit to components of net periodic benefit cost from accumulated other comprehensive loss. For the fiscal year ending June 30, 2021, we expect to reclassify approximately $0.2 million of net actuarial loss and $0.3 million of net prior service credit as components of net periodic benefit cost from accumulated other comprehensive loss.
        The net unfunded balance of our defined benefit pension plan is recorded as a non-current liability and all unrecognized gains or losses, net of tax, are recorded as a component of other comprehensive loss within stockholders’ equity at June 30, 2020.
Assumptions:

	Fiscal Year Ended June 30,
	2020	2019	2018
Weighted-average assumptions used to determine net benefit costs:
Discount rate	0.40%	0.90%	0.70%
Expected return on plan assets	3.25%	3.75%	3.50%
Rate of compensation increase	1.75%	1.75%	1.50%
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	0.25%	0.40%	0.90%
Expected return on plan assets	2.75%	3.25%	3.75%
Rate of compensation increase	1.50%	1.75%	1.75%

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
        The fair value of plan assets for the Swiss pension plan was $34.3 million at June 30, 2020. As is customary with Swiss pension plans, the plan assets are invested in a collective fund with multiple employers through a Swiss insurance company. We do not have rights to the individual assets of the plan nor do we have investment authority over the assets of the plan. The collective fund maintains a variety of investment positions primarily in equity securities and highly rated debt securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements, and we further consider whether there are other indicators that the investment balances reported by the fund could be impaired. We concluded that no such impairment indicators were present at June 30, 2020.
        The Swiss pension plan's actual asset allocation as compared to Profond’s target asset allocations for fiscal year 2020 were as follows:

	Actual	Target
Asset Category:
Cash and cash equivalents	8%	2%
Equity Securities	49%	49%
Fixed Income	12%	17%
Real Estate	27%	28%
Other	4%	4%
        As of June 30, 2020, the estimated future benefit payments (inclusive of any future service) were as follows:

(in thousands)
2021	$1,644
2022	1,598
2023	1,876
2024	1,841
2025	3,077
2025-2029	10,657

        Net periodic pension costs for the Swiss pension plan included the following components:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Components of net periodic cost
Service cost	$2,955	$2,532	$2,539
Interest cost	226	456	353
Net prior service credit	(311)	(306)	(91)
Net actuarial loss	482	219	217
Expected return on plan assets	(1,252)	(1,384)	(1,196)
Settlements	1,049	617	—
Net periodic cost	$3,149	$2,134	$1,822
        The components of net periodic pension cost other than current service cost are presented within other expense, net in our unaudited consolidated statements of comprehensive income (loss).
        We expect to make a contribution of approximately $1.8 million to our pension plan in fiscal year 2021, which is the legal funding regulation minimum for the Swiss pension plan.
Israeli Severance Pay
        We provide severance payments based on the Israeli severance pay law and certain other circumstances to employees of our Israeli subsidiary.
        Our liability for severance pay for service periods prior to January 12, 2015 is calculated based on the most recent employee salaries multiplied by the number of years of employment as of January 12, 2015. We make monthly deposits in insurance funds designed to fund a portion of this overall severance liability and the value of these deposits, inclusive of earnings and losses attributable to these deposits, is recorded as an asset on our consolidated balance sheet. In the event of a separation, the employee receives the balance in deposited funds with any remaining severance liability balance paid by us. As of June 30, 2020, for service periods prior to January 12, 2015, our severance liability (classified in other liabilities within our consolidated balance sheet) was $1.3 million and our severance deposit (classified as other assets within the consolidated balance sheet) was $1.0 million.
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

Note 14—Share-Based Payments
        We recognize expense for the estimated fair value of all share-based payments to employees over the awards vesting period. For the fiscal years ended June 30, 2020, 2019 and 2018, we recorded expense of approximately $42.0 million, $41.7 million and $34.2 million, respectively, in connection with our share-based payment awards. For the fiscal years ended June 30, 2020, 2019 and 2018, we recognized tax benefits of $1.9 million, $2.4 million and $1.7 million, respectively, related to the expense recorded in connection with our share-based payment awards.
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
        Our employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, we measure the fair value of these awards at intrinsic value (the value of our common stock less the employee purchase price) at the end of each reporting period. For the fiscal year ended June 30, 2020, we recorded compensation cost of approximately $1.3 million associated with our employee stock purchase plan. As a result of employee stock purchases in fiscal year 2020 we issued approximately 123,000 shares of our common stock. The aggregate intrinsic value of shares issued under the employee stock plan during fiscal year 2020 was $0.7 million. At June 30, 2020, based on employee withholdings and our common stock price at that date, approximately 39,000 shares of common stock, with an approximate intrinsic value of $0.9 million would have been eligible for issuance were June 30, 2020 to have been a designated stock purchase date.
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
        We initially reserved 2,750,000 shares of our common stock for issuance under the 2009 Plan, plus additional shares equal to the number of shares subject to outstanding awards under our prior plans which expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us. Through November 21, 2019, 14,950,000 shares of common stock had been authorized for issuance under the 2009 Plan. No further shares will be authorized for issuance under the 2009 Plan as we adopted the 2019 Stock Incentive Plan in November 2019, as noted below.
2019 Stock Incentive Plan
        On November 21, 2019, we adopted the 2019 Stock Incentive Plan (the 2019 Plan), which provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. Stock option awards under this plan have a 10-year maximum contractual term and must be issued at an exercise price of not less than 100% of the fair market value of the common stock at the date of grant. The 2019 Plan is administered by the Board of Directors, which has the authority to determine to whom options and other equity awards may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for awards granted to date under the 2019 Plan is principally over four years from the date of the grant, with 25% of the award vesting after one year and 6.25% of the award vesting each quarter thereafter.
        We initially reserved 1,000,000 shares of our common stock for issuance under the 2019 Plan, plus additional shares equal to the number of shares subject to outstanding awards under our prior plans which expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us. To date under the 2019 Plan, 1,000,000 shares of common stock have been authorized for issuance.
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
        Valuation and Related Activity
        Restricted stock awards are valued based on the closing price of our common stock on the award grant date. There were no stock option grants during the fiscal years ended June 30, 2020, 2019 or 2018.
        A summary of stock option and restricted stock activity for the fiscal year ended June 30, 2020 is as follows; in respect of shares available for grant, the shares are available for issuance by us as either a stock option or as a restricted stock award:

		Non-vested Stock		Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share data)
Awards outstanding at June 30, 2019	4,503	2,366	$41.72	14	$12.20	0.7	$481
Plan amendment	—
Plan adoption	1,000
Awards granted (1)	(1,347)	1,054	44.88
Shares vested		(1,085)	39.10
Stock options exercised		—		(13)	12.70
Awards forfeited (1)	158	(123)	45.86
Awards expired				—	—
Awards outstanding at June 30, 2020	4,314	2,212	$44.25	1	$6.89	3.0	$49
Stock options exercisable at June 30, 2020				1	$6.89	3.0	$49
——————

(1) Our stock plans have fungible share pools in which restricted stock awards are counted against the plan (or replenished within the plan, in respect of award forfeitures) as 1.28 shares for each one share of common stock subject to such restricted stock award.
        The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2020, 2019 and 2018 was approximately $0.4 million, $1.9 million and $1.9 million, respectively. There were no stock options that vested during the fiscal years ended June 30, 2020, 2019 or 2018.
        The majority of our restricted stock awards vest over a four year period as described above; however, certain awards vest over either a two or five year period and restricted stock awards granted to our non-employee directors upon his or her election to the Board of Directors and annually thereafter vest after a one year period. The weighted average grant date fair value for restricted stock awards granted during the fiscal years ended June 30, 2020, 2019 and 2018 was $44.88, $52.45 and $32.78, respectively. The total fair value of restricted stock awards that vested during the fiscal years ended June 30, 2020, 2019 and 2018 was approximately $51.0 million, $63.6 million and $37.5 million, respectively. We recorded expense of approximately $40.7 million associated with our restricted stock awards for the fiscal year ended June 30, 2020. As of June 30, 2020, there was approximately $87.0 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 2.9 years. Excluding the impact of shares issued as purchase consideration with forfeiture provisions, approximately 1.1 million shares of restricted stock awards vested during the fiscal year ended June 30, 2020.
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
        Activity associated with shares issued as purchase consideration with forfeiture provisions for the fiscal year ended June 30, 2020 is reflected in the table below. These shares were not issued out of our shareholder approved stock plans and do not represent grants or awards of shares from those plans.

	Non-vested Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Purchase consideration shares with forfeiture provisions outstanding at June 30, 2019	99	$30.97
Issuance of purchase consideration shares with forfeiture provisions	—	—
Lapse of forfeiture provisions	(54)	22.70
Shares forfeited	(43)	41.20
Purchase consideration shares with forfeiture provisions outstanding at June 30, 2020	2	$32.76

Note 15—Net (Loss) Income Per Share
        The following table sets forth the computation of basic and diluted net (loss) income per share:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net (loss) income	$(9,229)	$9,432	$9,328
Denominator:
Shares used in computing basic net (loss) income per share attributable to common stockholders	41,770	40,612	38,227
Impact of dilutive securities	—	1,079	1,099
Shares used in computing diluted net (loss) income per share attributable to common stockholders	41,770	41,691	39,326
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.22)	$0.23	$0.24
        For the fiscal year ended June 30, 2020, approximately 2.3 million shares of unvested restricted stock and shares underlying stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.
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
During the fourth quarter of the fiscal year ended June 30, 2020, we realigned our internal financial reporting and changed the manner in which financial information related to our PTX solutions is presented to our chief executive officer. This resulted in PTX solutions operating activity being reclassified into our Cloud Solutions segment rather than our Payments and Documents segment. To ensure a consistent presentation of the measurement of segment revenues and profit or loss, this change is reflected for all financial periods presented.
        Similar operating segments have been aggregated into four reportable segments as follows:
        Cloud Solutions. Our Cloud Solutions segment provides customers with SaaS technology offerings that facilitate electronic payments, electronic invoicing, and spend management. Our payment platforms (Paymode-X, PTX and financial messaging) are included in this segment. These solutions are highly scalable, secure and cost effective and facilitate cash payment and transaction settlement between businesses, their vendors and banks. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are also included within this segment. Revenue within this segment is generally recognized on a subscription or transaction basis.
Banking Solutions. Our Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. Our Banking Solutions products are sold predominantly on a hosted basis, with revenue recognized on a subscription or transaction basis.

Payments and Documents. Our Payments and Documents segment supplies financial business process management software solutions, including making and collecting payments, sending and receiving invoices, and generating and storing business documents. This segment also provides a range of standard professional services and equipment and supplies that complement and enhance our core software products. When licensed for on-premise deployment, software license revenue is typically recorded upon delivery of the software and commencement of the license term. If the solution is hosted by us, we typically record revenue over time. Professional services revenue is normally recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period.
        Other. Our Other segment consists of our fraud solutions and our healthcare solutions. The Other segment loss reported below is attributable to the operating results of our fraud solutions, which reflects the revenue contribution from the legacy sales channel we acquired and the burden of certain other centralized costs; however our fraud solutions are sold as part of all of our operating segments. Our healthcare solutions focus on eliminating paper intensive processes and providing electronic signature and mobile document capabilities to allow healthcare organizations to improve efficiency and reduce costs. Software revenue for perpetual licenses of our fraud and healthcare products is typically recorded upon delivery of the software and commencement of the license term. Professional services revenue is recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period which is normally twelve months.
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
        We do not track or assign our assets by operating segment.
        Segment information for the fiscal years ended June 30, 2020, 2019 and 2018, according to the segment descriptions above, is as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Segment revenue:
Cloud Solutions	$252,349	$232,106	$203,599
Banking Solutions	97,785	93,956	91,851
Payments and Documents	75,048	77,322	80,063
Other	17,039	18,578	18,583
Total segment revenue	$442,221	$421,962	$394,096
Segment measure of profit (loss):
Cloud Solutions	$54,002	$53,113	$43,852
Banking Solutions	4,849	8,227	9,703
Payments and Documents	19,336	21,207	22,383
Other	(10,459)	(5,301)	(2,199)
Total measure of segment profit	$67,728	$77,246	$73,739

        A reconciliation of the measure of segment profit to GAAP (loss) income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Total measure of segment profit	$67,728	$77,246	$73,739
Less:
Amortization of acquisition-related intangible assets	(20,370)	(21,336)	(22,076)
Stock-based compensation plan expense	(42,044)	(41,695)	(34,200)
Acquisition and integration-related expenses	(5,647)	(4,648)	(2,564)
Restructuring expenses	(1,652)	(1,881)	(1,495)
Legal settlement	—	—	(1,269)
Other non-core income (expense)	94	(550)	150
Global ERP system implementation and other costs	(485)	(3,395)	(6,430)
Other (expense) income, net of pension adjustments	(5,025)	3,153	(4,730)
(Loss) income before income taxes	$(7,401)	$6,894	$1,125
——————
(1)On July 1, 2018, we adopted an accounting standard update that changes the classification of certain pension related items. For purposes of this reconciliation of segment profit, we have presented pension related adjustments discretely, not as a component of other expense, net.
        The following depreciation and other amortization expense amounts are included in the segment measure of profit:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$15,903	$13,543	$11,984
Banking Solutions	9,416	7,865	6,333
Payments and Documents	1,011	1,146	1,289
Other	902	357	388
Total depreciation and other amortization expense	$27,232	$22,911	$19,994
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

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
United States	$277,153	$261,779	$242,170
United Kingdom	106,492	99,746	91,489
Switzerland	39,071	38,698	39,759
Other	19,505	21,739	20,678
Total revenues from unaffiliated customers	$442,221	$421,962	$394,096

        Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At June 30,
	2020	2019
	(in thousands)
Long-lived assets:
United States	$64,858	$44,357
United Kingdom	41,835	32,035
Other	16,977	5,326
Total long-lived assets	$123,670	$81,718
Disaggregation of Revenue
        The tables below present our subscriptions revenue and total revenue disaggregated by major product classification.

(in thousands)	Twelve Months Ended June 30,
	2020		2019
	Subscriptions Revenue	Total Revenue	Subscriptions Revenue	Total Revenue
Payment Settlement Solutions (1)	$149,109	$167,547	$131,433	$155,442
Banking Solutions	80,176	97,785	67,680	93,956
Legal Spend Management (2)	84,802	84,802	76,663	76,664
All other (3)	25,323	92,087	19,857	95,900
Total revenues	$339,410	$442,221	$295,633	$421,962
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
        (1) Consists of our Paymode-X, PTX and financial messaging payment platforms, all of which are components of our Cloud Solutions segment.
(2) Component of our Cloud Solutions segment.
        (3) Consists of our legacy business payments and documents products which are components of our Payments and Documents segment and revenue from our Other segment.

Note 17—Income Taxes
Provision for Income Taxes
        We file U.S. federal income tax returns and returns in various state, local and foreign jurisdictions. Generally, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2001.
        Our provision for (benefit from) income taxes consisted of the following:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Current:
Federal	$43	$56	$(673)
State	84	123	20
Foreign	2,530	2,430	1,915
	2,657	2,609	1,262
Deferred:
Federal	(314)	(1,724)	(7,271)
State	336	(441)	687
Foreign	(851)	(2,982)	(2,881)
	(829)	(5,147)	(9,465)
	$1,828	$(2,538)	$(8,203)
        Our income tax expense (benefit) included a tax benefit of $0.4 million in each of the fiscal years 2020, 2019 and 2018, respectively, relating to a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations.
        Income (loss) before income taxes by geographic area is as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
North America	$(2,417)	$9,403	$(29)
United Kingdom	4,918	4,184	7,144
Continental Europe	1,292	2,194	6,062
Asia-Pacific and Middle East	(11,194)	(8,887)	(12,052)
	$(7,401)	$6,894	$1,125
  A reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Tax expense (benefit) at federal statutory rate	(21.0%)	21.0%	28.1%
State taxes, net of federal benefit	(5.5%)	(11.1%)	5.5%
Change in valuation allowance	32.8%	3.7%	(168.9%)
Non-deductible executive compensation	28.3%	48.4%	90.3%
Changes in uncertain tax positions	13.6%	2.0%	12.9%
Foreign branch operations, net of foreign tax deductions	8.8%	9.7%	91.2%
Non-deductible other expenses	5.2%	6.1%	39.2%
Non-deductible acquisition costs	0.1%	7.2%	26.0%
Changes in tax laws or rates (1)	(4.7%)	(10.8%)	(738.7%)
Tax rate differential on foreign earnings	(7.3%)	(4.5%)	(50.7%)
Research and development credit	(11.1%)	(14.8%)	(33.4%)
Share-based payments	(15.3%)	(94.0%)	(33.4%)
Other	0.8%	0.3%	2.6%
	24.7%	(36.8%)	(729.3%)

——————
(1)The impact on our effective tax rate due to changes in tax laws or rates includes the revaluation of deferred tax assets, deferred tax liabilities and the corresponding change in our valuation allowance.

The increase in our effective tax rate over the statutory tax rate for the fiscal year ended June 30, 2020 was primarily due to the inability to benefit U.S. and Israel losses. This increase was partially offset by tax benefits associated with share-based compensation. The decrease in our effective tax rate compared to the statutory tax rate for the fiscal year ended June 30, 2019 was due to tax benefits associated with share-based compensation and the enactment of legislation that decreased statutory tax rates in Switzerland. The decrease in our effective tax rate compared to the statutory tax rate for the fiscal year ended June 30, 2018 is principally due to the provisions of the Tax Cuts and Jobs Act, which reduced the U.S. federal income tax rate from 35% to 21%. Our blended U.S. federal income tax rate for the fiscal year ended June 30, 2018 was 28.06%.

Deferred Tax Assets and Liabilities
        We recognize deferred tax assets and liabilities based on the differences between their financial reporting and tax basis by applying tax rates that are expected to be in effect when the differences reverse. Significant components of our deferred income taxes are as follows:

	June 30,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$38,795	$35,049
Research and development and other credits	7,815	7,183
Stock compensation	6,848	7,217
Lease Liabilities	6,261	—
Deferred revenue	4,577	6,103
Various accrued expenses	3,281	2,731
Accrued pension	2,834	2,742
Unrealized loss - interest swap	1,377	349
Acquired intangible assets	851	622
Property and equipment	445	536
Allowances and reserves	353	171
Other	466	207
Total deferred tax assets	$73,903	$62,910
Valuation allowance	(34,830)	(32,538)
Deferred tax assets, net of valuation allowance	39,073	30,372
Deferred tax liabilities:
Property and equipment, inclusive of capitalized software	(15,735)	(12,205)
Acquired intangible assets	(12,903)	(15,422)
Deductible goodwill acquired intangible assets	(7,384)	(7,010)
Capitalized Costs	(5,559)	(5,805)
Right of Use Assets	(5,659)	—
Other	(489)	(275)
Total deferred tax liabilities	(47,729)	(40,717)
Net deferred tax liabilities	$(8,656)	$(10,345)
        At June 30, 2020, we had U.S. net operating loss carryforwards of $121.6 million, of which $104.8 million expire at various times through fiscal year 2037 and $16.8 million of which have no statutory expiration date.
        From a foreign tax perspective, we had foreign net operating losses of $30.9 million, primarily in Europe and Israel, which have no statutory expiration date.

        We utilized approximately $1.7 million of net operating losses in fiscal year 2020 in our foreign operations, predominantly in continental Europe.
        We have approximately $7.8 million of research and development tax credit carryforwards available, which expire at various points through fiscal year 2040. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.
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
        At June 30, 2020, we had a $34.8 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts. The valuation allowance increased by $2.3 million in fiscal year 2020 due predominantly to the increase in net operating losses during the year.
Uncertain Tax Positions
        As of June 30, 2020, we had approximately $11.3 million of total gross unrecognized tax benefits, of which approximately $1.9 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. Approximately $3.3 million of the gross unrecognized tax benefits resulted in a reduction to tax credit carryforwards. We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.3 million, as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.
        A summary of the changes in the gross amount of unrecognized tax benefits is shown below:

(in thousands)
Balance at July 1, 2017	8,656
Additions related to current year tax positions	1,041
Reductions related to prior year tax positions	(85)
Reductions due to lapse of statute of limitations	(432)
Reductions due to audit closure	(122)
Change in tax rates	(368)
Foreign currency translation	11
Balance at July 1, 2018	8,701
Additions related to current year tax positions	1,257
Additions related to prior year tax positions	56
Reductions due to lapse of statute of limitations	(377)
Change in tax rates	319
Foreign currency translation	(43)
Balance at July 1, 2019	9,913
Additions related to current year tax positions	1,810
Reductions related to prior year tax positions	(19)
Reductions due to lapse of statute of limitations	(399)
Change in tax rates	49
Foreign currency translations	(44)
Balance at July 1, 2020	$11,310
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

Note 18—Guarantees
        We generally offer a standard warranty on our products and services, specifying that our software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, we offer, as an element of our standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs arising from claims of patent, copyright, trademark or other similar infringements by our software products. At June 30, 2020 and 2019, warranty accruals were not significant.
        Certain of our arrangements with customers include clauses whereby we may be subject to penalties for failure to meet certain service level requirements; however, we have not incurred any related material penalties to date.

Note 19—Subsequent Events
        In July 2020 we acquired Switzerland-based AnaSys AG (AnaSys) for a total purchase price of $13.9 million. The purchase price consisted of cash of 5.2 million Swiss Francs (approximately $5.7 million based on the foreign exchange rate in effect at the acquisition date) and 166,393 shares of our common stock valued at $8.2 million on the closing date of the transaction. Additionally, we issued 28,000 shares of our common stock to certain selling stockholders of AnaSys with vesting conditions tied to continued employment with us. These shares are compensatory and we will record share-based payment expense over their vesting period of five years.
AnaSys is a provider of financial messaging solutions and will extend our geographic presence in Switzerland and Germany and expand our customer base. The operating results of AnaSys will be a component of our Cloud Solutions segment from the date of the acquisition forward.

Note 20—Quarterly Financial Data (unaudited)
        The following table contains selected quarterly financial data for the fiscal years ended June 30, 2020 and 2019. The quarterly earnings per share information is computed separately for each period. Therefore, the sum of the quarterly per share amounts may differ from the total year per share amounts.

	For the quarters ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
	(in thousands, except per share data)
Revenues	$102,437	$104,846	$106,438	$108,241	$108,176	$111,691	$111,715	$110,639
Gross profit	57,307	59,865	60,725	61,346	61,681	64,652	63,786	63,016
Net (loss) income (1)	$(918)	$5,969	$824	$3,557	$(1,367)	$2,609	$(7,468)	$(3,003)
Basic net (loss) income per share	$(0.02)	$0.15	$0.02	$0.09	$(0.03)	$0.06	$(0.18)	$(0.07)
Diluted net (loss) income per share	$(0.02)	$0.14	$0.02	$0.09	$(0.03)	$0.06	$(0.18)	$(0.07)
Shares used in computing basic net (loss) income per share	39,689	40,635	40,911	41,214	41,487	41,693	41,823	42,078
Shares used in computing diluted net (loss) income per share	39,689	41,739	41,625	41,813	41,487	42,092	41,823	42,078
——————
(1)We liquidated a $0.4 million cost method investment in the quarter ended June 30, 2019. As a result of the sale, we recorded $7.3 million in other income in our consolidated statement of comprehensive income (loss).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
        Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
        The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
        Based on our assessment, management concluded that, as of June 30, 2020, the Company’s internal control over financial reporting is effective based on those criteria.
         The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting, which is included within Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
        There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
        See Information about our Executive Officers and Other Key Employees in Part I of this Annual Report on Form 10-K. We will file with the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2020. The information required by this item is incorporated herein by reference to the information contained under the captions Proposal I - Election of Class I Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance of the Proxy Statement.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
        (a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K	44
(2)	Financial Statement Schedule for the Fiscal Years Ended June 30, 2020, 2019 and 2018: Schedule II-Valuation and Qualifying Accounts	89
	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.
(3)	Exhibits:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of May 3, 2019, by and among the Registrant, Engagement Acquisition Corp., BankSight Software Systems, Inc., and solely in his capacity as Company Equityholder Representative, Brian Stone	8-K	000-25259	2.1	6/6/2019

2.2	Stock Purchase and Vesting Agreement by and between Bottomline Technologies (de), Inc. and Brian Stone	8-K	000-25259	2.2	6/6/2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	000-25259	3.1	1/18/2013

3.2	Amended and Restated By-Laws of the Registrant, as amended.	10-K	000-25259	3.2	9/12/2007

4.1	Specimen Certificate for Shares of Common Stock.	S-1	333-67309	4.1	1/7/1999

4.2	Warrant dated September 14, 2009 issued by the Registrant to Bank of America, N.A.	10-Q	000-25259	4.1	11/9/2009

4.3	Registration Rights Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	4.2	11/9/2009

4.4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	000-25259	4.4	8/29/2019

10.1	Sublease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.35	9/28/2000

10.2	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.52	9/30/2002

10.3	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.	10-Q	000-25259	10.1	11/13/2001

10.4	Third Amendment to Sublease, effective as of June 30, 2010, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.45	9/10/2010

10.5	Fourth Amendment to Sublease, effective as of April 1, 2012, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.7	8/27/2012

10.6	Fifth Amendment to Sublease, effective as of March 12, 2014, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.8	8/28/2014

10.7	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/14/2002

10.8	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.5	2/14/2002

10.9	Credit Agreement dated as of December 9, 2016 among the Registrant; the domestic subsidiaries of the Registrant identified therein from time to time party thereto as guarantors; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and the Lenders identified therein from time to time party thereto.	8-K	000-25259	10.1	12/14/2016

10.10	First Amendment to Credit Agreement, dated as of July 16, 2018, to Credit Agreement, dated as of December 9, 2016, among the Registrant, the domestic subsidiaries of Bottomline Technologies (de), Inc. identified therein from time to time party thereto as guarantors; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and the Lenders identified therein from time to time party thereto	10-Q	000-25259	10.1	11/9/2018

10.11#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.	S-1	333-67309	10.3	11/13/1998

10.12#	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan.	10-Q	000-25259	10.1	2/9/2006

		Incorporated by Reference

10.13#	2009 Stock Incentive Plan, as amended.	8-K	000-25259	99.2	11/19/2018

10.14#	Form of Restricted Stock Agreement for UK Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.1	5/7/2010

10.15#	Form of Restricted Stock Agreement for Robert A. Eberle under 2009 Stock Incentive Plan.	10-Q	000-25259	10.2	5/7/2010

10.16#	Form of Restricted Stock Agreement for US Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.3	5/7/2010

10.17#	Form of Stock Option Agreement for US Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.5	5/7/2010

10.18#	Form of Stock Option Agreement for UK Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.6	5/7/2010

10.19#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.	10-K	000-25259	10.16	9/14/2004

10.20#	Amended and Restated 2000 Employee Stock Purchase Plan.	8-K	000-25259	99.2	11/19/2010

10.21#	Form of Restricted Stock Agreement for Non-Employee Directors under 2009 Stock Incentive Plan.	10-Q	000-25259	10.4	5/7/2010

10.22#	2018 Israeli Special Purpose Stock Incentive Plan	8-K	000-25259	99.4	11/19/2018

10.23#	2019 Stock Incentive Plan	8-K	000-25259	99.1	11/25/2019

10.24#	Form of Restricted Stock Agreements for US, Australia, UK, Israel, and Singapore under 2019 Stock Incentive Plan					X

10.25#	Form of Restricted Stock Agreement for Directors under 2019 Stock Incentive Plan					X

10.26#	Form of Performance-based Restricted Stock Grant for US, Australia, UK, Israel and Singapore under 2019 Stock Incentive Plan					X

10.27#	Form of Indemnification Letter dated as of September 21, 2000.	10-Q	000-25259	10.1	11/14/2000

10.28#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Joseph L. Mullen.	10-Q	000-25259	10.1	2/12/2003

10.29#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.2	2/12/2003

10.30#	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amendment and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002.	10-Q	000-25259	10.1	11/8/2005

10.31#	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amendment and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002.	10-Q	000-25259	10.2	11/8/2005

10.32#	Letter Agreement dated as of November 16, 2006 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.4	2/8/2007

10.33#	Letter Agreement dated as of November 21, 2019 between the Registrant and Robert A. Eberle	8-K	000-25259	99.1	11/25/19

10.34#	Letter Agreement dated November 18, 2010 with Joseph L. Mullen	10-Q	000-25259	10.1	2/7/2011

10.35#	Amendment dated November 17, 2016 to Letter Agreement dated November 18, 2010 with Joseph L. Mullen	10-Q	000-25259	10.3	2/8/2017

10.36#	Amendment dated November 21, 2019 to Letter Agreement dated November 17, 2016 with Joseph L. Mullen	10-Q	000-25259	10.3	2/7/20

10.37#	Service Agreement dated November 22, 1999 between Bottomline Technologies Limited and Nigel Savory.	10-Q/A	000-25259	10.1	11/8/2010

10.38#	Deed of Variation to Service Agreement dated February 18, 2011 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	5/6/2011

10.39#	Letter Agreement dated as of December 23, 2008 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.2	2/6/2009

Incorporated by Reference
10.40#	Employment Agreement dated October 10, 2011 between the Registrant and Norman J. Deluca	10-Q	000-25259	10.1	5/8/2015

10.41#	Employment Agreement dated March 31, 2015 between the Registrant and Richard D. Booth.	8-K	000-25259	10.1	5/5/2015

10.42#	Executive Retention Agreement dated as of August 5, 2016 between the Registrant and John F. Kelly	8-K	000-25259	10.1	8/5/2016

10.43#	Form of Indemnification Agreement	8-K	000-25259	10.1	11/24/2015

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document .					X

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document .					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
——————
# Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
** Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended June 30, 2020, 2019 and 2018, (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2020, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Fiscal Years Ended June 30, 2020, 2019 and 2018

	Activity
Fiscal Year Ended	Balance at Beginning of Year	(Charged to Revenue, Costs and Expenses)	Additions and Recoveries (1)	Deductions (2)	Balance at End of Year
	(in thousands)
June 30, 2020	$824	749	2	(239)	$1,336
June 30, 2019	$996	220	1	(393)	$824
June 30, 2018	$923	238	2	(167)	$996
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

                     BOTTOMLINE TECHNOLOGIES (DE), INC.

Date:	August 28, 2020	By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ JOSEPH L. MULLEN	Chairman of the Board	August 28, 2020
Joseph L. Mullen
/s/ ROBERT A. EBERLE	President, Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2020
Robert A. Eberle
/s/ RICHARD D. BOOTH	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 28, 2020
Richard D. Booth
/s/ KENNETH J. D’AMATO	Director	August 28, 2020
Kenneth J. D’Amato
/s/ PETER GIBSON	Director	August 28, 2020
Peter Gibson
/s/ JENNIFER M. GRAY	Director	August 28, 2020
Jennifer M. Gray
/s/ PAUL H. HOUGH	Director	August 28, 2020
Paul H. Hough
/s/ JEFFREY C. LEATHE	Director	August 28, 2020
Jeffrey C. Leathe
/s/ BENJAMIN E. ROBINSON III	Director	August 28, 2020
Benjamin E. Robinson III