Form 10-Q
period 2020-09-30
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2020-11-09
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-Q
——————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 0-25259
——————
Bottomline Technologies, Inc.

(Exact name of registrant as specified in its charter)
——————

Delaware		02-0433294
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

325 Corporate Drive		03801-6808
Portsmouth,	New Hampshire
(Address of principal executive offices)		(Zip Code)

(603) 436-0700
(Registrant’s telephone number, including area code)

Bottomline Technologies (de), Inc.
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of October 30, 2020 was 45,113,592.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)
	September 30,	June 30,
	2020	2020

ASSETS
Current assets:
Cash and cash equivalents	$187,215	$194,832
Cash held for customers	7,144	6,304
Marketable securities	10,210	10,209
Accounts receivable net of allowances for doubtful accounts of $1,363 at September 30, 2020 and $1,336 at June 30, 2020	69,056	69,970
Prepaid expenses and other current assets	30,930	28,328
Total current assets	304,555	309,643
Property and equipment, net	67,953	67,155
Operating lease right-of-use assets, net	25,197	24,712
Goodwill	220,899	205,713
Intangible assets, net	160,813	154,111
Other assets	34,836	31,803
Total assets	$814,253	$793,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,947	$13,422
Accrued expenses and other current liabilities	45,204	48,198
Customer account liabilities	7,144	6,304
Deferred revenue	69,781	82,074
Total current liabilities	134,076	149,998
Borrowings under credit facility	180,000	180,000
Deferred revenue, non-current	15,479	13,959
Operating lease liabilities, non-current	21,312	20,670
Deferred income taxes	9,862	8,656
Other liabilities	31,108	27,520
Total liabilities	391,837	400,803
Stockholders' equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares- 48,560 at September 30, 2020 and 48,147 at June 30, 2020; outstanding shares- 42,660 at September 30, 2020 and 42,172 at June 30, 2020	49	48
Additional paid-in-capital	783,457	764,906
Accumulated other comprehensive loss	(39,381)	(48,675)
Treasury stock: 5,900 shares at September 30, 2020 and 5,975 shares at June 30, 2020, at cost	(141,544)	(143,333)
Accumulated deficit	(180,165)	(180,612)
Total stockholders' equity	422,416	392,334
Total liabilities and stockholders' equity	$814,253	$793,137
See accompanying notes.

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2020	2019

Revenues:
Subscriptions	$90,384	$80,066
Software licenses	977	2,576
Service and maintenance	20,564	24,825
Other	440	709
Total revenues	112,365	108,176
Cost of revenues:
Subscriptions	35,218	32,765
Software licenses	90	161
Service and maintenance	10,916	13,053
Other	309	516
Total cost of revenues	46,533	46,495
Gross profit	65,832	61,681
Operating expenses:
Sales and marketing	25,743	25,688
Product development and engineering	18,499	18,349
General and administrative	13,626	13,345
Amortization of acquisition-related intangible assets	5,029	4,950
Total operating expenses	62,897	62,332
Income (loss) from operations	2,935	(651)
Other expense, net	(780)	(713)
Income (loss) before income taxes	2,155	(1,364)
Provision for income taxes	(1,764)	(3)
Net income (loss)	$391	$(1,367)
Basic and diluted net income (loss) per share	$0.01	$(0.03)
Shares used in computing net income (loss) per share:
Basic	42,457	41,487
Diluted	42,771	41,487
Other comprehensive income (loss), net of tax:
Unrealized loss on available for sale securities	(25)	(3)
Change in fair value on interest rate hedging instruments	446	(677)
Minimum pension liability adjustments	(233)	180
Foreign currency translation adjustments	9,106	(5,879)
Other comprehensive income (loss), net of tax:	9,294	(6,379)
Comprehensive income (loss)	$9,685	$(7,746)

See accompanying notes.

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2020	48,147	$48	$764,906	$(48,675)	5,975	$(143,333)	$(180,612)	$392,334
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	379	—	(75)	1,789	—	2,168
Vesting of restricted stock awards	247	1	—	—	—	—	—	1
Issuance of common stock in connection with acquisition	166	—	8,183	—	—	—	—	8,183
Stock compensation plan expense	—	—	9,989	—	—	—	—	9,989
Minimum pension liability adjustments, net of tax	—	—	—	(233)	—	—	—	(233)
Net income	—	—	—	—	—	—	391	391
Cumulative effect of adoption of current expected credit loss accounting standard	—	—	—	—	—	—	56	56
Unrealized loss on available for sale securities, net of tax	—	—	—	(25)	—	—	—	(25)
Change in fair value on interest rate hedging instruments	—	—	—	446	—	—	—	446
Foreign currency translation adjustment	—	—	—	9,106	—	—	—	9,106
Balance at September 30, 2020	48,560	$49	$783,457	$(39,381)	5,900	$(141,544)	$(180,165)	$422,416

Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2019	46,995	$47	$721,438	$(43,593)	5,680	$(127,095)	$(171,420)	$379,377
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	13	—	775	—	(60)	1,399	—	2,174
Vesting of restricted stock awards	377	—	—	—	—	—	—	—
Repurchase of common stock to be held in treasury	—	—	—	—	233	(10,005)	—	(10,005)
Stock compensation plan expense	—	—	11,099	—	—	—	—	11,099
Minimum pension liability adjustments, net of tax	—	—	—	180	—	—	—	180
Net loss	—	—	—	—	—	—	(1,367)	(1,367)
Cumulative effect of adoption of updated lease standard	—	—	—	—	—	—	37	37
Unrealized loss on available for sale securities, net of tax	—	—	—	(3)	—	—	—	(3)
Change in fair value on interest rate hedging instruments	—	—	—	(677)	—	—	—	(677)
Foreign currency translation adjustment	—	—	—	(5,879)	—	—	—	(5,879)
Balance at September 30, 2019	47,385	$47	$733,312	$(49,972)	5,853	$(135,701)	$(172,750)	$374,936

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended September 30,
	2020	2019

Operating activities:
Net income (loss)	$391	$(1,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	5,029	4,950
Stock-based compensation plan expense	9,973	11,044
Depreciation and other amortization	7,699	6,092
Deferred income tax expense (benefit)	227	(368)
Provision for allowances on accounts receivable	89	67
Amortization of debt issuance costs	103	103
Amortization of premium (discount) on investments	5	(28)
(Gain) loss on other investments	(48)	—
Loss on disposal of equipment	15	35
(Gain) loss on foreign exchange	(53)	259
Changes in operating assets and liabilities:
Accounts receivable	2,349	11,025
Prepaid expenses and other current assets	(1,971)	(3,268)
Operating lease right-of-use asset, net	303	975
Other assets	(1,164)	(1,077)
Accounts payable	(824)	1,214
Accrued expenses	(1,565)	(571)
Operating lease liabilities	146	(823)
Customer account liabilities	563	1,609
Deferred revenue	(13,484)	(11,969)
Other liabilities	127	210
Net cash provided by operating activities	7,910	18,112
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(9,892)	—
Purchases of other investments	—	(87)
Issuance of note receivable	(1,600)	—
Purchases of available-for-sale securities	(2,929)	(6,274)
Proceeds from sales of available-for-sale securities	2,900	3,700
Capital expenditures, including capitalization of software costs	(8,628)	(11,449)
Net cash used in investing activities	(20,149)	(14,110)
Financing activities:
Repurchase of common stock	—	(10,005)
Repayment of notes payable	—	(182)
Proceeds from exercise of stock options and employee stock purchase plan	2,168	2,174
Net cash provided by (used in) financing activities	2,168	(8,013)
Effect of exchange rate changes on cash	3,294	(1,970)
Decrease in cash, cash equivalents and restricted cash	(6,777)	(5,981)
Cash, cash equivalents and restricted cash at beginning of period	201,136	97,801
Cash, cash equivalents and restricted cash at end of period	$194,359	$91,820

Cash and cash equivalents at end of period	$187,215	$84,751
Cash held for customers at end of period	7,144	7,069
Cash, cash equivalents and restricted cash at end of period	$194,359	$91,820
Supplemental disclosures of non-cash investing activities:
Issuance of common stock in connection with acquisition	$8,183	$—

See accompanying notes.

Bottomline Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020
Note 1—Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies, Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2021, particularly in light of the novel coronavirus (COVID-19) pandemic and the effect it is having on the domestic and global economies. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 28, 2020.

Note 2—Recent Accounting Pronouncements
Recently Adopted Pronouncements
    Financial Instruments - Credit Losses: In June 2016, the FASB issued an accounting standard update that replaces the incurred loss impairment model with an expected loss model for financial assets held at amortized cost, eliminates the concept of other-than-temporary impairment and requires credit losses associated with available-for-sale debt securities to be recorded through an allowance rather than a reduction in the amortized cost basis of the security. The changes are expected to result in earlier recognition of credit losses associated with financial assets, including trade accounts receivable. We adopted this standard on July 1, 2020, on a modified retrospective basis, with the cumulative-effect accounting consequence recorded as an adjustment to the opening balance of accumulated deficit as of the effective date. The adoption of this standard did not have a material impact on our financial statements.
Goodwill Impairment: In January 2017, the FASB issued an accounting standard update to simplify the test for goodwill impairment which removes the requirement to compare the carrying value of goodwill against its implied fair value. Under the revised standard, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss should not exceed the total amount of goodwill allocated to the reporting unit. We adopted this standard on July 1, 2020 and do not expect the adoption of this standard to have a material impact on our financial statements.
Income Taxes: In December 2019, the FASB issued an accounting standard update related to simplifying the accounting for income taxes by eliminating certain exceptions related to intraperiod tax allocations, basis differences for changes in ownership interest in equity method investments and the calculation of interim period income tax. The standard also simplifies other aspects of accounting for taxes. We adopted this standard on July 1, 2020 and the adoption did not have a material impact on our financial statements.

Note 3—Revenue Recognition
    Remaining Performance Obligations
    The transaction price we allocate to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2020 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of SaaS / stand-ready performance obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations. During the three months ended September 30, 2020 and 2019, the amount of revenue recognized from performance obligations satisfied in prior periods was not significant.
    Revenue allocated to remaining performance obligations was $416.4 million as of September 30, 2020 of which we expect to recognize approximately $147.6 million over the next twelve months and the remainder thereafter. We exclude from our measure of remaining performance obligations amounts related to future transactional or usage-based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services.

    Contract Assets and Liabilities
    The table below presents our accounts receivable, contract assets and deferred revenue balances as of September 30, 2020 and June 30, 2020.

	September 30,	June 30,
	2020	2020	$ Change
	(in thousands)
Contract assets	4,704	3,646	1,058
Deferred revenue	85,260	96,033	(10,773)
    Contract assets arise when we recognize revenue in excess of amounts billed to the customer and the right to payment is contingent on conditions other than simply the passage of time, such as the future completion of a related performance obligation. Contract assets are classified in our consolidated balance sheets as other current assets for those contract assets with recognition periods of one year or less and other assets for contract assets with recognition periods greater than one year. We assess outstanding accounts receivable and contract assets for credit loss on an ongoing basis. In estimating credit loss, we pool accounts with similar risk characteristics. Accounts that do not share the same risk characteristics are assessed for credit loss on an individual basis. The allowance for credit loss is based on historical loss data, customer specific information, current market conditions and expected future economic conditions. Historically, our bad debt expense has not been significant but could be adversely affected in future periods due to the impact of the COVID-19 pandemic.
Deferred revenue consists of billings or customer payments in excess of amounts recognized as revenue.
The decrease in deferred revenue at September 30, 2020 as compared to June 30, 2020 reflects our recognition of revenue from maintenance contracts, a significant portion of which are billed on a calendar year basis, as well as the impact of foreign exchange changes.
    For the three months ended September 30, 2020 and 2019, we recognized $40.3 million and $34.0 million in revenue from amounts that were included in deferred revenue as of June 30, 2020 and 2019, respectively.

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
Level 3: Unobservable inputs for which there is little or no market data which require us to develop our own assumptions about how market participants would price the asset or liability.
    Valuation techniques for assets and liabilities include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.
    At September 30, 2020 and June 30, 2020, our assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2020				June 30, 2020
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$342	$—	$—	$342	$354	$—	$—	$354
Available for sale securities - Debt
U.S. Corporate	$—	$—	$—	$—	$—	$—	$—	$—
Government - U.S. treasury securities	—	10,147	—	10,147	—	10,148	—	10,148
Total available for sale securities	$—	$10,147	$—	$10,147	$—	$10,148	$—	$10,148
Preferential conversion feature (long-term)	$—	$—	$532	$532	$—	$—	$—	$—
Other investments (long-term)	—	—	550	550	—	—	514	514
Total assets	$342	$10,147	$1,082	$11,571	$354	$10,148	$514	$11,016
Liabilities
Interest rate swap (short-term)	$—	$1,638	$—	$1,638	$—	$1,631	$—	$1,631
Interest rate swap (long-term)	$—	$2,995	$—	$2,995	$—	$3,448	$—	$3,448
Total liabilities	$—	$4,633	$—	$4,633	$—	$5,079	$—	$5,079
Fair Value of Financial Instruments
    We have certain financial instruments which consist of cash and cash equivalents, cash held for customers, marketable securities, accounts receivable, notes receivable, contract assets, accounts payable, customer account liabilities, certain derivative instruments, assets related to deposits made to fund future requirements associated with Israeli severance arrangements and debt drawn on our Credit Facility. Fair value information for each of these instruments is as follows:
•    Cash and cash equivalents, cash held for customers, accounts receivable, notes receivable, contract assets, accounts payable and customer account liabilities fair values approximate their carrying values, due to the expected duration of these instruments.
•    Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at September 30, 2020 and June 30, 2020, approximated fair value.
•    Marketable debt securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive income (loss) in stockholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable debt securities classified as available for sale. We assess securities with an amortized cost basis in excess of estimated fair value for credit loss. As of September 30, 2020 and June 30, 2020, the unrealized losses associated with available for sale securities was not material. No credit loss has been recorded as we do not intend to sell the investments prior to recovering their amortized costs basis.
•    We have certain derivative instruments accounted for at fair value. We hold a convertible note with a preferential conversion feature which qualifies as a derivative instrument. The fair value assumptions consider the nature of the conversion feature and the expected timeline to a qualifying conversion event. We are also a party to interest rate swap instruments. The fair value of our interest rate swaps are based on the present value of projected cash flows that will occur over the life of the instruments, after considering certain contractual terms and counterparty credit risk.
•     The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.1 million and $1.0 million at September 30, 2020 and June 30, 2020, respectively, which approximated their fair value.
•     We hold certain other investments accounted for at fair value. The fair value of these investments was $0.6 million and $0.5 million at September 30, 2020 and June 30, 2020, respectively. We also have certain other investments for which there is no readily determinable fair value. The carrying value of these investments was $0.5 million at September 30, 2020 and June 30, 2020, respectively. Investments for which we cannot readily determine fair value are recorded at cost, less impairment (if any), plus or minus adjustments for observable price changes.
•     We have borrowings of $180 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at September 30, 2020, as the instrument carries a variable rate of interest which reflects current market rates.
Marketable Securities
    The table below presents information regarding our marketable securities by major security type as of September 30, 2020 and June 30, 2020.

	September 30, 2020			June 30, 2020
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Government and other debt securities	$63	$10,147	$10,210	$61	$10,148	$10,209
Total marketable securities	$63	$10,147	$10,210	$61	$10,148	$10,209
    The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

September 30, 2020
(in thousands)
Due within 1 year	$10,147
Due in 1 year through 5 years	—
Total	$10,147
    All of our available for sale marketable securities are classified as current assets.
    The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of September 30, 2020 and June 30, 2020, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At September 30, 2020		At June 30, 2020
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government - U.S. treasury securities	$1,917	$(1)	$2,012	$(1)
Total	$1,917	$(1)	$2,012	$(1)

Note 5—Business and Asset Acquisitions
AnaSys AG
In July 2020 we acquired Switzerland-based AnaSys AG (AnaSys) for a total purchase price of $13.9 million. The purchase price consisted of a cash payment of 5.2 million Swiss Francs (approximately $5.7 million based on the foreign exchange rate in effect at the acquisition date) and 166,393 shares of our common stock valued at $8.2 million on the closing date of the transaction. Additionally, we issued 28,000 shares of our common stock to certain selling stockholders of AnaSys with vesting conditions tied to continued employment with us. These shares are compensatory and we will record share-based payment expense over their vesting period of five years.
We are still obtaining fair value estimates for the intangible assets acquired. In the preliminary allocation of the purchase price at September 30, 2020, we recorded $10.6 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $6.3 million, consisting of customer and technology related assets, are being amortized over a weighted average estimated useful life of 13 years.
Our acquisition of AnaSys, a provider of financial messaging solutions, will extend our geographic presence in Switzerland and Germany and expand our customer base. The operating results of AnaSys are a component of our Cloud Solutions segment from the date of the acquisition forward.
FMR Systems, Inc.
In July 2020, we acquired customer assets and intellectual property from FMR Systems, Inc (FMR), a small corporate and commercial onboarding software provider, for a cash payment of $2.0 million and contingent future cash payments of up to $0.3 million. We will leverage FMR's technology to build a next generation commercial onboarding product.
We are still obtaining fair value estimates for the intangible assets acquired. In the preliminary allocation of the purchase price at September 30, 2020, we recorded $0.4 million of goodwill. The goodwill is deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $2.3 million, consisting primarily of technology related assets, are being amortized over a weighted average estimated useful life of 5 years.
Note 6—Net Income (Loss) Per Share
    The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,
	2020	2019
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net income (loss)	$391	$(1,367)
Denominator:
Shares used in computing basic net income (loss) per share attributable to common stockholders	42,457	41,487
Impact of dilutive securities	314	—
Shares used in computing diluted net income (loss) per share attributable to common stockholders	42,771	41,487
Basic and diluted net income (loss) per share attributable to common stockholders	$0.01	$(0.03)
    For the three months ended September 30, 2019, approximately 2.3 million shares of unvested restricted stock and shares underlying stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

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
    We do not track or assign our assets by operating segment.

    Segment information for the three months ended September 30, 2020 and 2019 according to the segment descriptions above, is as follows:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Segment revenue:
Cloud Solutions	$64,956	$61,022
Banking Solutions	26,190	24,169
Payments and Documents	17,396	18,578
Other	3,823	4,407
Total segment revenue	$112,365	$108,176
Segment measure of profit:
Cloud Solutions	$14,597	$13,799
Banking Solutions	2,956	535
Payments and Documents	4,100	5,009
Other	(3,107)	(1,866)
Total measure of segment profit	$18,546	$17,477
    A reconciliation of the total measure of segment profit to GAAP income (loss) before income taxes is as follows:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Total measure of segment profit	$18,546	$17,477
Less:
Amortization of acquisition-related intangible assets	(5,029)	(4,950)
Stock-based compensation plan expense	(9,973)	(11,044)
Acquisition and integration-related expenses	(245)	(1,697)
Restructuring (expense) benefit	(70)	25
Other non-core (expense) benefit	(48)	14
Global ERP system implementation and other costs	—	(224)
Other expense, net of pension adjustments	(1,026)	(965)
Income (loss) before income taxes	$2,155	$(1,364)
    The following depreciation and other amortization expense amounts are included in the measure of segment profit:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$4,401	$3,594
Banking Solutions	2,752	2,095
Payments and Documents	270	220
Other	276	183
Total depreciation and other amortization expense	$7,699	$6,092
Disaggregation of Revenue
    The tables below present our subscriptions revenue and total revenue disaggregated by major product classification for the three months ended September 30, 2020 and 2019.

(in thousands)	Three Months Ended September 30,
	2020		2019
	Subscriptions Revenue	Total Revenue	Subscriptions Revenue	Total Revenue
Payment Platforms (1)	$40,248	$44,406	$35,206	$40,448
Banking Solutions	22,985	26,190	18,373	24,169
Legal Spend Management (2)	20,550	20,550	20,574	20,574
All other (3)	6,601	21,219	5,913	22,985
Total revenues	$90,384	$112,365	$80,066	$108,176
    We derive the majority of our revenue from subscription arrangements. The substantial majority of our non-subscription revenue is derived from software support and maintenance fees and from professional services, with such revenue being recorded by all of our operating segments but with the largest concentration of this revenue being derived from our legacy business payments and documents products in our Payments and Documents segment.
    (1) Consists of our Paymode-X, PTX and financial messaging settlement network, all of which are components of our Cloud Solutions segment.
(2) Component of our Cloud Solutions segment.
    (3) Consists of our legacy business payments and documents products (which are components of our Payments and Documents segment) and revenue from our Other segment.
Geographic Information
    We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here.

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Revenues from unaffiliated customers:
United States	$68,981	$69,020
United Kingdom	27,694	24,967
Switzerland	10,867	9,760
Other	4,823	4,429
Total revenues from unaffiliated customers	$112,365	$108,176
    Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At September 30,	At June 30,
	2020	2020
	(in thousands)
Long-lived assets:
United States	$67,580	$64,858
United Kingdom	42,663	41,835
Other	17,738	16,977
Total long-lived assets	$127,981	$123,670

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
Provision for Income Taxes
    We recorded income tax expense of $1.8 million and $3,000 for the three months ended September 30, 2020 and 2019, respectively. In the three months ended September 30, 2020, income tax expense was primarily attributable to our U.S., UK and Switzerland operations. In addition, we recorded discrete tax expense of $0.7 million as a result of tax legislation enacted in the UK that increased the statutory UK tax rate from 17 percent to 19 percent which required us to re-value our net UK deferred tax liability balance to reflect this higher rate. In the three months ended September 30, 2019, the income tax expense recorded was principally associated with the U.S. deferred tax consequences arising from our acquisition of BankSight Software Systems, Inc., offset by an income tax benefit attributable to our loss before income tax for the three months ended September 30, 2019.
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
    At September 30, 2020, we had a total valuation allowance of $36.2 million against our deferred tax assets given the uncertainty of recoverability of these amounts.

Note 9—Goodwill and Other Intangible Assets
    Acquired intangible assets are initially recorded at fair value and tested periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment. We perform an impairment test of goodwill during the fourth quarter of each fiscal year or sooner, if indicators of potential impairment arise.
    At September 30, 2020, the carrying value of goodwill for all of our reporting units was $220.9 million.
    The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$229,526	$(163,029)	$66,497	7.7
Core technology	139,809	(100,178)	39,631	6.9
Other intangible assets	22,363	(20,296)	2,067	4.6
Capitalized software development costs	27,041	(15,181)	11,860	1.8
Software (1)	88,912	(48,154)	40,758	3.4
Total	$507,651	$(346,838)	$160,813
Unamortized intangible assets:
Goodwill			220,899
Total intangible assets			$381,712

	As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$219,305	$(157,008)	$62,297	7.5
Core technology	135,720	(97,431)	38,289	7.2
Other intangible assets	22,099	(19,927)	2,172	4.8
Capitalized software development costs	26,222	(14,047)	12,175	2.9
Software (1)	84,493	(45,315)	39,178	3.8
Total	$487,839	$(333,728)	$154,111
Unamortized intangible assets:
Goodwill			205,713
Total intangible assets			$359,824
——————
(1)Software includes purchased software and software developed for internal use.

    Estimated amortization expense for the remainder of fiscal year 2021 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of September 30, 2020, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2021	$15,216	$3,431	$9,237
2022	18,718	4,575	9,388
2023	17,314	1,731	7,370
2024	15,511	1,001	5,733
2025	13,072	420	2,863
2026 and thereafter	28,364	7	1,330
    Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.
    The following table represents a rollforward of our goodwill balances, by reportable segment:

	Cloud Solutions	Banking Solutions	Payments and Documents	Other	Total
	(in thousands)
Balance at June 30, 2020 (1)	$117,493	$39,516	$40,510	$8,194	$205,713
Goodwill acquired during the period	10,636	398	—	—	11,034
Impact of foreign currency translation	2,040	—	2,112	—	4,152
Balance at September 30, 2020 (1)	$130,169	$39,914	$42,622	$8,194	$220,899
——————
(1)Other goodwill balance is net of $7.5 million accumulated impairment losses, previously recorded.

Note 10—Commitments and Contingencies
Leases
    We determine if any arrangement is, or contains, a lease at its inception based on whether or not we have the right to control the asset during the contract period. We are a lessee in any lease contract when we obtain the right to control the asset.
    We determine the lease term by assuming the exercise of options that are reasonably certain. Leases with a lease term of 12 months or less at inception are not reflected in our balance sheet and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than 12 months are reflected as non-current right-of-use (ROU) assets and current and non-current lease liabilities in our consolidated balance sheets. Current lease liabilities are classified as a component of accrued expenses and other current liabilities.
    As the implicit interest rate in our leases is generally not known, we use our incremental borrowing rate as the discount rate for purposes of determining the present value of our lease liabilities. Our determination of the incremental borrowing rate takes into consideration the expected term of the lease, the effect of the currency in which the lease is denominated and the rate of interest we would expect to incur on a collateralized debt instrument. At September 30, 2020, our weighted average discount rate utilized for our leases was 5.3%.
    When our contracts contain lease and non-lease elements, we account for both as a single lease component.
    We lease office space in cities worldwide under facility leases that expire at various dates. We are typically required to pay certain incremental operating costs above the base rent for our facility leases. Our leases may include periodic payment adjustments based on changes in applicable price indexes. To the extent the adjustment is considered a fixed payment it is included in the measurement of the ROU asset and lease liability, otherwise it is recognized in the period incurred. We also have a variety of data center locations and, to a lesser extent, vehicle and equipment leases. Our facility leases represent the substantial majority of our operating leases and often include renewal options that we can exercise unilaterally. At September 30, 2020, renewal options ranged from 3 months to 10 years.

    At September 30, 2020, our operating leases had a weighted average remaining lease term of 6.0 years and we had no material capital leases.
    Additional information of our lease activity, as of and for the three months ended September 30, 2020 is as follows:

Operating leases:	Three Months Ended September 30, 2020
(in thousands)
Operating lease cost	$1,939
Short-term lease cost	88
Variable lease cost	539
Sublease income	(89)
Total lease cost	$2,477

September 30, 2020
(in thousands)
Right-of-use assets, net	$25,197

Operating lease liabilities, current (1)	$7,060
Operating lease liabilities, non-current	21,312
Total operating lease liabilities	$28,372
——————
(1)    Included as a component of accrued expenses and other current liabilities.

Three Months Ended September 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,921
Right-of-use assets obtained in exchange for lease obligations	$1,906
Remaining maturities of lease liabilities at September 30, 2020 were as follows:

For the year ending June 30,	Operating Leases
(in thousands)
2021	$6,383
2022	7,105
2023	5,163
2024	3,283
2025	2,903
Thereafter	8,845
Total lease payments	33,682
Less imputed interest	(5,310)
Total lease liabilities	$28,372

Legal Matters
    We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.

Note 11—Indebtedness
Credit Agreement
    We are party to a credit agreement with Bank of America, N.A. and certain other lenders (the Credit Agreement) that provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) and that expires in July 2023. We have the right to request an increase of the aggregate commitments under the Credit Facility by up to an additional $150 million, subject to specified conditions. At September 30, 2020, we owed $180 million under the Credit Facility.
Borrowings under the Credit Facility may be used for lawful corporate purposes of Bottomline and its subsidiaries, including acquisitions, share repurchases, capital expenditures, the repayment or refinancing of indebtedness and general corporate purposes. The Credit Facility is available for the issuance of up to $20 million of letters of credit and up to $20 million of swing line loans.
    The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.50 to 1.00; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default and related cure provisions. As of September 30, 2020, we were in compliance with all covenants.
The Credit Agreement is guaranteed by us (as borrower) and certain of our existing and future domestic material restricted subsidiaries (the Guarantors) and is secured by substantially all of our domestic assets and those of the Guarantors, including a pledge of all the shares of capital stock of the Guarantors and 65% of the shares of the capital stock of our first-tier foreign subsidiaries or those of any Guarantor, in each case subject to certain exceptions as set forth in the Credit Agreement. The collateral does not include, among other things, any real property or the capital stock or any assets of any unrestricted subsidiary.
Note 12—Derivative Instruments
Cash Flow Hedges
Interest Rate Swap Agreements
We utilize interest rate swap agreements to hedge our exposure to interest rate risk. At September 30, 2020, we had two outstanding interest rate swap agreements with notional values of $100 million and $80 million.
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
We designated the interest rate swaps as hedging instruments and they qualified for hedge accounting upon inception and at September 30, 2020. To continue to qualify for hedge accounting, the instruments must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.
The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at September 30, 2020 and June 30, 2020 were as follows:

Description	Balance Sheet Location	September 30, 2020	June 30, 2020
Derivative interest rate swaps		(in thousands)
Short-term derivative liability	Accrued expenses and other current liabilities	$1,638	$1,631
Long-term derivative liability	Other liabilities	$2,995	$3,448
The following table presents the effect of the derivative interest rate swaps in our consolidated statement of comprehensive loss for the three months ended September 30, 2020 and 2019.

	Gain (Loss) in AOCI June 30, 2020	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI September 30, 2020
	(in thousands)
Derivative interest rate swap	$(5,079)	$(6)	$452	$(4,633)

	Gain (Loss) in AOCI June 30, 2019	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI September 30, 2019
	(in thousands)
Derivative interest rate swap	$(1,285)	$(595)	$(82)	$(1,962)
——————
(1)    Recorded as interest income (expense) within other expense, net in our unaudited consolidated statements of comprehensive income (loss).
During the three months ended September 30, 2020, we concluded that no portion of the hedges was ineffective.
We expect to reclassify approximately $1.8 million of this unrealized loss from AOCI to earnings over the next twelve months.

Note 13—Postretirement and Other Employee Benefits
Defined Benefit Pension Plan
    We sponsor defined benefit pension plans for our Swiss-based employees (the Swiss pension plans) that are governed by local regulatory requirements. The Swiss pension plans include certain minimum benefit guarantees that, under U.S. GAAP, require defined benefit plan accounting.
    Net periodic pension costs for the Swiss pension plans included the following components:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Components of net periodic cost
Service cost	$765	$724
Interest cost	37	56
Prior service credit	(83)	(77)
Net actuarial loss	61	118
Expected return on plan assets	(285)	(307)
Net periodic cost	$495	$514
    The components of net periodic pension cost other than current service cost are presented within other expense, net in our unaudited consolidated statements of comprehensive income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Without limiting the foregoing, the words may, will, should, could, expects, plans, intends, anticipates, believes, estimates, predicts, potential and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to and including the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II. Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission (SEC), including Part II. Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
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
Financial Highlights
    For the three months ended September 30, 2020, our revenue increased to $112.4 million from $108.2 million in the same period of the prior fiscal year. Our revenue for the three months ended September 30, 2020 was favorably impacted by $2.0 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling, which appreciated against the U.S. Dollar as compared to the same period of the prior fiscal year. The overall revenue increase was attributable to revenue increases in our Cloud Solutions segment of $3.9 million and our Banking Solutions segment of $2.0 million, partially offset by revenue decreases in our Payments and Documents and Other segments of $1.2 million and $0.6 million, respectively. The Banking Solutions segment's revenue increase was primarily due to new customer engagements and platform go-lives, as customers continued to deploy our hosted solutions. The increased revenue from our Cloud Solutions segment was primarily due to increased subscriptions revenue from our financial messaging and PTX payment platforms.
    Our net income was $0.4 million in the three months ended September 30, 2020 compared to net loss of $1.4 million in the same period of the prior fiscal year. Our net income for the three months ended September 30, 2020 was favorably impacted by gross profit expansion of $4.2 million, modestly offset by increased operating expenses of $0.6 million and an increase in provision for income taxes of $1.8 million. The increase in gross margins was primarily driven by the revenue increases in our Cloud Solutions and Banking Solutions segments. The increase in operating expenses was primarily driven by increased general and administrative expenses of $0.3 million, product development and engineering costs of $0.2 million and sales and marketing costs of $0.1 million.
    In the three months ended September 30, 2020, we derived approximately 39% of our revenue from customers located outside of North America, principally in the United Kingdom (UK), continental Europe and the Asia-Pacific region.

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
While we are operating effectively through this challenge, the full impact of COVID-19 on our business and operating results remains uncertain. There is no recent, comparable event that provides instruction to the myriad of impacts that COVID-19 may ultimately have. The consequences will depend on many factors outside of our control, including the duration and severity of the pandemic and the economic downturn that it has created.
Beginning in March 2020 we started to observe a reduction in certain of our transactional based revenue streams, principally in our Paymode-X and Legal Spend Management solutions. Since March 2020, we have observed a modest negative impact to new software license sales and professional services revenues since interacting directly with customers in either a sales setting or an on-site professional services setting is difficult in this environment. Discretionary software purchases are also being delayed or deferred in many cases. However, the majority of our revenues are recurring which we believe continues to offer significant protection from the pandemic’s economic disruptions in the short term. We continue to believe that our existing financial position will allow us to manage the impact of COVID-19 for the foreseeable future.
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
    The critical accounting policies and estimates we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2020 related to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired deferred revenue, capitalized software costs and income taxes. There have been no changes to the critical accounting policies from those we disclosed in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
    It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC on August 28, 2020.
Recent Accounting Pronouncements
    For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, please refer to Note 2 Recent Accounting Pronouncements to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Segment Information
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
    The following tables represent our segment revenues and our measure of segment profit (loss):

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$64,956	$61,022	$3,934	6.4%
Banking Solutions	26,190	24,169	2,021	8.4%
Payments and Documents	17,396	18,578	(1,182)	(6.4)%
Other	3,823	4,407	(584)	(13.3)%
Total segment revenue	$112,365	$108,176	$4,189	3.9%

Segment measure of profit (loss):
Cloud Solutions	$14,597	$13,799	$798	5.8%
Banking Solutions	2,956	535	2,421	452.5%
Payments and Documents	4,100	5,009	(909)	(18.1)%
Other	(3,107)	(1,866)	(1,241)	(66.5)%
Total measure of segment profit	$18,546	$17,477	$1,069	6.1%
    A reconciliation of the total measure of segment profit to GAAP income (loss) before income taxes is as follows:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Total measure of segment profit	$18,546	$17,477
Less:
Amortization of acquisition-related intangible assets	(5,029)	(4,950)
Stock-based compensation plan expense	(9,973)	(11,044)
Acquisition and integration-related expenses	(245)	(1,697)
Restructuring expense	(70)	25
Other non-core (expense) benefit	(48)	14
Global ERP system implementation and other costs	—	(224)
Other expense, net of pension adjustments	(1,026)	(965)
Income (loss) before income taxes	$2,155	$(1,364)

Cloud Solutions
Revenues from our Cloud Solutions segment increased $3.9 million for the three months ended September 30, 2020 as compared to the same period in the prior fiscal year, due to increased revenue of $4.7 million from our financial messaging and PTX payment platforms, partially offset by decreased revenue from our Paymode-X payment platform of $0.8 million. Segment profit increased $0.8 million for the three months ended September 30, 2020 as compared to the same period in the prior fiscal year as the revenue increases described above were offset in part by increased operating expenses of $2.4 million related primarily to increased sales and marketing expenses and general and administrative expenses. We expect revenue and profit for the Cloud Solutions segment to increase in fiscal year 2021 as compared to fiscal year 2020 as a result of increased revenue from our payment platforms and our legal spend management solutions.

Banking Solutions
    Revenues from our Banking Solutions segment increased $2.0 million for the three months ended September 30, 2020 as compared to the same period in the prior fiscal year, due to increased subscriptions revenue of $4.6 million, partially offset by decreased service and maintenance revenue of $2.1 million and decreased software license revenue of $0.5 million. The increase in subscriptions revenue was primarily related to our customer base expanding on our SaaS platforms and as a result of our continued deployment of our newer banking solutions. The decrease in software license revenue was primarily driven by the evolution of our business strategy, which is focused on a subscription revenue model rather than one-time license events. Segment profit increased $2.4 million for the three months ended September 30, 2020 as compared to the same period in the prior fiscal year, primarily due to the revenue increases described and decreased operating expenses associated with sales and marketing and product development costs of $0.8 million and $0.1 million, respectively, partially offset by increased general and administrative expenses of $0.3 million. We expect revenue to continue to increase and profit to remain relatively consistent for the Banking Solutions segment in fiscal year 2021 as compared to fiscal year 2020.
Payments and Documents
Revenues from our Payments and Documents segment decreased $1.2 million for the three months ended September 30, 2020 as compared to the same period in the prior fiscal year, due primarily to decreased service and maintenance revenue of $1.1 million and decreased software licenses revenue of $0.6 million, partially offset by increased subscriptions revenue of $0.8 million. The decrease in service and maintenance revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit decreased $0.9 million for the three months ended September 30, 2020 as compared to the same period in the prior fiscal year, due to the revenue decrease described above and increased operating expenses of $0.5 million primarily related to increased sales and marketing and product development and engineering costs, partially offset by decreased cost of revenue of $0.8 million. We expect revenue to increase and profit to remain consistent for the Payments and Documents segment in fiscal year 2021.
Other
Revenues from our Other segment decreased for the three months ended September 30, 2020 as compared to the same periods in the prior fiscal year. Segment profit decreased $1.2 million for the three months ended September 30, 2020, as compared to the same period in the prior fiscal year primarily due to decreased software license revenue, increased cost of revenue and increased sales and marketing, product development and engineering and general and administrative costs. We expect Other segment revenue to remain consistent and profit to decrease slightly in fiscal year 2021 as compared to fiscal year 2020.
Revenues by category

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions	$90,384	$80,066	$10,318	12.9%
Software licenses	977	2,576	(1,599)	(62.1)%
Service and maintenance	20,564	24,825	(4,261)	(17.2)%
Other	440	709	(269)	(37.9)%
Total revenues	$112,365	$108,176	$4,189	3.9%

As % of total revenues:
Subscriptions	80.4%	74.0%
Software licenses	0.9%	2.4%
Service and maintenance	18.3%	22.9%
Other	0.4%	0.7%
Total revenues	100.0%	100.0%
Subscriptions
    Revenues from subscriptions increased $10.3 million for the three months ended September 30, 2020 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by increases in subscriptions revenue from our Cloud Solutions, Banking Solutions and Payments and Documents of $5.0 million, $4.6 million and $0.8 million, respectively, due to the impact of customers going live on our hosted solutions and the continued impact of customers converting to subscription based solutions. We expect subscriptions revenues to increase in fiscal year 2021 due to revenue increases in our Banking Solutions segment and our financial messaging and PTX payment platforms.
Software Licenses
    Revenues from software licenses decreased $1.6 million for the three months ended September 30, 2020 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in software revenue from our Payments and Documents segment of $0.6 million, Banking Solutions segment of $0.5 million and Other segment of $0.4 million. The decrease in software license revenue was predominantly driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. We expect software license revenues to decrease in fiscal year 2021, as we continue to emphasize our subscription based solutions rather than on-premise software deployments.
Service and Maintenance
    Revenues from service and maintenance decreased $4.3 million for the three months ended September 30, 2020 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in revenue from our Banking Solutions segment of $2.1 million, Payments and Documents Solutions segment of $1.1 million and Cloud Solutions segment of $1.0 million, driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. We expect service and maintenance revenues will decrease in fiscal year 2021 as a result of decreased services revenue from our Payments and Documents and Banking Solutions segments and financial messaging solutions, primarily due to our continued emphasis on hosted solutions.
Other
    Our other revenues consist principally of equipment and supplies sales, which remained minor components of our overall revenue. We expect that other revenues will remain minor components of our overall revenue during fiscal year 2021.
Cost of revenues by category

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions	$35,218	$32,765	$2,453	7.5%
Software licenses	90	161	(71)	(44.1)%
Service and maintenance	10,916	13,053	(2,137)	(16.4)%
Other	309	516	(207)	(40.1)%
Total cost of revenues	$46,533	$46,495	$38	0.1%
Gross Profit ($)	$65,832	$61,681	$4,151	6.7%
Gross Profit (%)	58.6%	57.0%
Subscriptions
    Subscriptions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions costs decreased to 39% of subscriptions revenues in the three months ended September 30, 2020 as compared to 41% of subscriptions revenues in the three months ended September 30, 2019 due to the continued revenue expansion from our hosted solutions. We expect subscriptions costs as a percentage of subscriptions revenues will continue to decrease in fiscal year 2021 as a result of increased revenue contribution from our cloud-based banking, legal spend management and Paymode-X solutions.
Software Licenses
    Software license costs consist of expenses incurred by us to distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs as a percentage of software license revenues were 9% in the three months ended September 30, 2020 as compared to 6% of software license revenue in the three months ended September 30, 2019 due to the decrease in software license revenue discussed above. Overall, software license costs remain inconsequential and we expect software license costs as a percentage of software license revenues will remain relatively consistent in fiscal year 2021.
Service and Maintenance

    Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs as a percentage of service and maintenance revenues remained consistent in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due primarily to the overall revenue decreases discussed above, offset by a decrease in cost of revenue. We expect that service and maintenance costs will remain relatively consistent in fiscal year 2021.
Other
    Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. These remain minor components of our business. We expect other costs as a percentage of other revenues will decrease slightly in fiscal year 2021.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$25,743	$25,688	$55	0.2%
Product development and engineering	18,499	18,349	150	0.8%
General and administrative	13,626	13,345	281	2.1%
Amortization of acquisition-related intangible assets	5,029	4,950	79	1.6%
Total operating expenses	$62,897	$62,332	$565	0.9%

As % of total revenues:
Sales and marketing	22.9%	23.7%
Product development and engineering	16.5%	17.0%
General and administrative	12.1%	12.3%
Amortization of acquisition-related intangible assets	4.5%	4.6%
Total operating expenses	56.0%	57.6%
Sales and Marketing
    Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased slightly in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to an increase in employee related costs of $1.6 million, offset by decreased travel related costs of $0.9 million and decreased marketing related costs of $0.6 million. We expect sales and marketing expenses as a percentage of total revenues will increase in fiscal year 2021.
Product Development and Engineering
    Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products as well as initiatives related to new product development. Product development and engineering expenses increased in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to an increase in headcount related costs of $0.4 million as we continued to invest in the development of innovative, feature-rich products, partially offset by decreased travel related costs of $0.2 million. We expect product development and engineering expenses as a percentage of total revenues will increase in fiscal year 2021.
General and Administrative
    General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased slightly in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due primarily to an increase in employee related costs of $1.5 million offset by decreased acquisition and integration related expenses of $1.4 million. We expect general and administrative expenses as a percentage of total revenues will remain consistent in fiscal year 2021.

Amortization of Acquisition-related Intangible Assets
    We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 occurred as a result of increased expense from intangible assets associated with our recent acquisitions. We expect that total amortization expense for acquired intangible assets for the remainder of fiscal year 2021 will be approximately $15.2 million.
 Other Expense, Net

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$100	$223	$(123)	(55.2)%
Interest expense	(1,258)	(750)	(508)	(67.7)%
Other income (expense), net	378	(186)	564	303.2%
Other expense, net	$(780)	$(713)	$(67)	(9.4)%
    The components of other expense, net are as depicted above and remain minimal overall components of our operations. The increase in interest expense in the three months ended September 30, 2020 as compared to September 30, 2019 is a result of an increase in borrowings under our line of credit arrangement commencing in March, 2020.
Provision for Income Taxes
    We recorded income tax expense of $1.8 million and $3,000 for the three months ended September 30, 2020 and 2019, respectively. Please refer to Note 8 Income Taxes to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Liquidity and Capital Resources
    We are party to a credit agreement with Bank of America, N.A. and certain other lenders that provides for a credit facility in the amount of up to $300 million (the Credit Facility). We have the right to request an increase to the aggregate commitments to the Credit Facility of up to an additional $150 million, subject to specified conditions. The Credit Facility expires in July 2023. At September 30, 2020, borrowings were $180 million and we were in compliance with all covenants.
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
    One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity for the periods ending September 30, 2020 and June 30, 2020 and a summary of our cash activity for the three months ended September 30, 2020 and 2019 are summarized in the tables below:

	September 30,	June 30,
	2020	2020
	(in thousands)
Cash and cash equivalents	$187,215	$194,832
Marketable securities	10,210	10,209
Borrowings under credit facility	180,000	180,000

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Cash provided by operating activities	$7,910	$18,112
Cash used in investing activities	(20,149)	(14,110)
Cash provided by (used in) financing activities	2,168	(8,013)
Effect of exchange rates on cash	3,294	(1,970)
     Cash, cash equivalents and marketable securities. At September 30, 2020, our cash and cash equivalents of $187.2 million consisted primarily of cash deposits held at major banks and money market funds. The $7.6 million decrease in cash and cash equivalents at September 30, 2020 from June 30, 2020 was primarily due to cash used to fund capital expenditures, including capitalization of software costs of $8.6 million, and cash used to fund business and asset acquisitions, net of cash acquired of $9.9 million, partially offset by cash generated from operations of $7.9 million and the effect of foreign exchange rates on cash of $3.3 million.
    Cash, cash equivalents and marketable securities included approximately $72.3 million held by our foreign subsidiaries as of September 30, 2020. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK, Switzerland and India and therefore we do not provide for U.S. income taxes that could result from the distribution of foreign earnings from our international subsidiaries other than the UK, Switzerland and India. If our reinvestment plans change based on future events and we decide to repatriate amounts from other international subsidiaries to fund our domestic operations, those amounts would generally become subject to state tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made.
    Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Increases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar increased our overall cash balances by approximately $3.3 million for the three months ended September 30, 2020. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances, however, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.
    Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations decreased by $10.2 million in the three months ended September 30, 2020 as compared to the same period in the prior fiscal year. The decrease was primarily related to a decrease in cash flows generated from the change in accounts receivable of $8.7 million and a decrease in the cash flows from the change in accounts payable of $2.0 million.
        At September 30, 2020, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.
    Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $6.0 million increase in net cash used in investing activities for the three months ended September 30, 2020 as compared to the same period in the prior fiscal year was primarily due to cash used to fund business and asset acquisitions, net of cash acquired, of $9.9 million and the issuance of a note receivable of $1.6 million, partially offset by a decrease in cash used for capital expenditures of $2.8 million and a decrease in cash used for the purchase of available for sale securities of $3.3 million.
    Financing Activities. Financing cash flows consist primarily of cash inflows as a result of borrowings under our revolving credit facility and proceeds from the sale of shares of common stock through employee equity incentive plans, offset by repurchases of our common stock.
Contractual Obligations
    For the three months ended September 30, 2020, there have been no material changes to the contractual obligations disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
    Our estimate of unrecognized tax benefits for which cash settlement may be required is $2.2 million. As of September 30, 2020, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the three months ended September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
    We are exposed to a variety of risks, including interest rate changes, foreign currency exchange rate fluctuations, and derivative instruments classification and fair value changes. We have not entered into any foreign currency hedging transactions or other instruments to minimize our exposure to foreign currency exchange rate fluctuations nor do we presently plan to in the future.
    We are a party to interest rate swap agreements which we designated as hedge instruments to minimize our exposure to interest rate fluctuations under our Credit Facility.
    There has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 as filed with the SEC on August 28, 2020, which is incorporated herein by reference.

Item 4. Controls and Procedures
    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
    Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
    No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
    We are, from time to time, a party to legal proceedings and claims that arise in the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require further disclosure in, our financial statements.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors identified in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 before making an investment decision involving our common stock. These risk factors could materially affect our business, financial condition or results of operations and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The COVID-19 pandemic has created additional risks to those we normally face in operating our business, including those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties may also impact our business operations. There have been no material changes to the risk factors disclosed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On August 5, 2019, we announced that our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $50 million. This program expires on August 5, 2021.
    On July 29, 2020, we issued 166,393 shares of our common stock as purchase consideration in connection with our acquisition of AnaSys AG (Anasys). We also issued 28,000 shares of our common stock to certain selling stockholders of AnaSys with vesting conditions tied to continued employment with us. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (Securities Act) provided by Section 4(a)(2) of the Securities Act. No underwriters were involved in any such issuances.

Item 5. Other Information
On November 4, 2020, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, as amended (the “Amended and Restated Certificate of Incorporation”), with the Secretary of State of the State of Delaware changing the name of our company from “Bottomline Technologies (de), Inc.” to “Bottomline Technologies, Inc.” effective at 4:00 p.m. Eastern Time on November 4, 2020. Under Section 242 of the Delaware General Corporation Law, the name change does not require stockholder approval. The name change does not affect the rights of our stockholders and there were no changes to the Amended and Restated Certificate of Incorporation other than to reflect the name change. Our common stock will continue to trade on The Nasdaq Global Select Market under the symbol “EPAY,” and its CUSIP number will not change.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.					X

3.2	Amended and Restated By-Laws of the Registrant, as amended.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
**    submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and June 30, 2020, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2020 and 2019, (iii) Unaudited Consolidated Statements of Stockholders' Equity for the three months ended September 30, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Bottomline Technologies, Inc.

Date:	November 9, 2020	By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)