Form 10-Q
period 2020-12-31
BOTTOMLINE TECHNOLOGIES INC /DE/
filed 2021-02-09
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-Q
——————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of January 29, 2021 was 45,019,811.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)
	December 31,	June 30,
	2020	2020

ASSETS
Current assets:
Cash and cash equivalents	$130,096	$194,832
Cash held for customers	9,680	6,304
Marketable securities	10,259	10,209
Accounts receivable net of allowances for doubtful accounts of $1,430 at December 31, 2020 and $1,336 at June 30, 2020	73,044	69,970
Prepaid expenses and other current assets	33,402	28,328
Total current assets	256,481	309,643
Property and equipment, net	68,470	67,155
Operating lease right-of-use assets, net	23,203	24,712
Goodwill	227,346	205,713
Intangible assets, net	158,942	154,111
Other assets	44,194	31,803
Total assets	$778,636	$793,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,141	$13,422
Accrued expenses and other current liabilities	45,626	48,198
Customer account liabilities	9,680	6,304
Deferred revenue	71,499	82,074
Total current liabilities	138,946	149,998
Borrowings under credit facility	130,000	180,000
Deferred revenue, non-current	14,624	13,959
Operating lease liabilities, non-current	20,133	20,670
Deferred income taxes	10,313	8,656
Other liabilities	31,633	27,520
Total liabilities	345,649	400,803
Stockholders' equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares- 48,856 at December 31, 2020 and 48,147 at June 30, 2020; outstanding shares- 42,718 at December 31, 2020 and 42,172 at June 30, 2020	49	48
Additional paid-in-capital	795,630	764,906
Accumulated other comprehensive loss	(25,613)	(48,675)
Treasury stock: 6,138 shares at December 31, 2020 and 5,975 shares at June 30, 2020, at cost	(152,299)	(143,333)
Accumulated deficit	(184,780)	(180,612)
Total stockholders' equity	432,987	392,334
Total liabilities and stockholders' equity	$778,636	$793,137
See accompanying notes.

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Revenues:
Subscriptions	$93,398	$84,085	$183,782	$164,151
Software licenses	1,802	2,800	2,779	5,376
Service and maintenance	20,022	24,061	40,586	48,886
Other	802	745	1,242	1,454
Total revenues	116,024	111,691	228,389	219,867
Cost of revenues:
Subscriptions	37,195	33,449	72,413	66,214
Software licenses	126	157	216	318
Service and maintenance	10,386	12,929	21,302	25,982
Other	551	504	860	1,020
Total cost of revenues	48,258	47,039	94,791	93,534
Gross profit	67,766	64,652	133,598	126,333
Operating expenses:
Sales and marketing	29,237	26,988	54,980	52,676
Product development and engineering	19,183	18,279	37,682	36,628
General and administrative	16,658	14,761	30,284	28,106
Amortization of acquisition-related intangible assets	5,142	5,213	10,171	10,163
Total operating expenses	70,220	65,241	133,117	127,573
Income (loss) from operations	(2,454)	(589)	481	(1,240)
Other expense, net	(888)	(582)	(1,668)	(1,295)
Loss before income taxes	(3,342)	(1,171)	(1,187)	(2,535)
Income tax (provision) benefit	(1,273)	3,780	(3,037)	3,777
Net income (loss)	$(4,615)	$2,609	$(4,224)	$1,242
Basic and diluted net income (loss) per share	$(0.11)	$0.06	$(0.10)	$0.03
Shares used in computing net income (loss) per share:
Basic	42,751	41,693	42,604	41,590
Diluted	42,751	42,092	42,604	41,917
Other comprehensive income (loss), net of tax:
Unrealized loss on available for sale securities	(10)	—	(35)	(3)
Change in fair value on interest rate hedging instruments	466	569	912	(108)
Minimum pension liability adjustments	(331)	(172)	(564)	8
Foreign currency translation adjustments	13,643	11,944	22,749	6,065
Other comprehensive income, net of tax:	13,768	12,341	23,062	5,962
Comprehensive income	$9,153	$14,950	$18,838	$7,204

See accompanying notes.

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
Three Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at September 30, 2020	48,560	$49	$783,457	$(39,381)	5,900	$(141,544)	$(180,165)	$422,416
Vesting of restricted stock awards	296	—	—	—	—	—	—	—
Repurchase of common stock to be held in treasury	—	—	—	—	238	(10,755)	—	(10,755)
Stock compensation plan expense	—	—	12,173	—	—	—	—	12,173
Minimum pension liability adjustments, net of tax	—	—	—	(331)	—	—	—	(331)
Net loss	—	—	—	—	—	—	(4,615)	(4,615)
Unrealized loss on available for sale securities, net of tax	—	—	—	(10)	—	—	—	(10)
Change in fair value on interest rate hedging instruments	—	—	—	466	—	—	—	466
Foreign currency translation adjustment	—	—	—	13,643	—	—	—	13,643
Balance at December 31, 2020	48,856	$49	$795,630	$(25,613)	6,138	$(152,299)	$(184,780)	$432,987

Three Months Ended December 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at September 30, 2019	47,385	$47	$733,312	$(49,972)	5,853	$(135,701)	$(172,750)	$374,936
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	1	—	—	—	—	1
Vesting of restricted stock awards	260	1	—	—	—	—	—	1
Repurchase of common stock to be held in treasury	—	—	—	—	95	(5,000)	—	(5,000)
Stock compensation plan expense	—	—	11,046	—	—	—	—	11,046
Minimum pension liability adjustments, net of tax	—	—	—	(172)	—	—	—	(172)
Net income	—	—	—	—	—	—	2,609	2,609
Change in fair value on interest rate hedging instruments	—	—	—	569	—	—	—	569
Foreign currency translation adjustment	—	—	—	11,944	—	—	—	11,944
Balance at December 31, 2019	47,645	$48	$744,359	$(37,631)	5,948	$(140,701)	$(170,141)	$395,934

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
Six Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2020	48,147	$48	$764,906	$(48,675)	5,975	$(143,333)	$(180,612)	$392,334
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	379	—	(75)	1,789	—	2,168
Vesting of restricted stock awards	543	1	—	—	—	—	—	1
Issuance of common stock in connection with acquisition	166	—	8,183	—	—	—	—	8,183
Repurchase of common stock to be held in treasury	—	—	—	—	238	(10,755)	—	(10,755)
Stock compensation plan expense	—	—	22,162	—	—	—	—	22,162
Minimum pension liability adjustments, net of tax	—	—	—	(564)	—	—	—	(564)
Net loss	—	—	—	—	—	—	(4,224)	(4,224)
Cumulative effect of adoption of current expected credit loss accounting standard	—	—	—	—	—	—	56	56
Unrealized gain on available for sale securities, net of tax	—	—	—	(35)	—	—	—	(35)
Change in fair value on interest rate hedging instruments	—	—	—	912	—	—	—	912
Foreign currency translation adjustment	—	—	—	22,749	—	—	—	22,749
Balance at December 31, 2020	48,856	$49	$795,630	$(25,613)	6,138	$(152,299)	$(184,780)	$432,987

Six Months Ended December 31, 2019
	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2019	46,995	$47	$721,438		$(43,593)	5,680	$(127,095)	$(171,420)	$379,377
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	13	—	776	``	—	(60)	1,399	—	2,175
Vesting of restricted stock awards	637	1	—		—	—	—	—	1
Repurchase of common stock to held in treasury	—	—	—		—	328	(15,005)	—	(15,005)
Stock compensation plan expense	—	—	22,145		—	—	—	—	22,145
Minimum pension liability adjustments, net of tax	—	—	—		8	—	—	—	8
Net income	—	—	—		—	—	—	1,242	1,242
Cumulative effect of adoption of updated revenue recognition standard	—	—	—		—	—	—	37	37
Unrealized gain on available for sale securities, net of tax	—	—	—		(3)	—	—	—	(3)
Change in fair value on interest rate hedging instruments	—	—	—		(108)	—	—	—	(108)
Foreign currency translation adjustment	—	—	—		6,065	—	—	—	6,065
Balance at December 31, 2019	47,645	$48	$744,359		$(37,631)	5,948	$(140,701)	$(170,141)	$395,934

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended December 31,
	2020	2019

Operating activities:
Net income (loss)	$(4,224)	$1,242
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	10,171	10,163
Stock-based compensation plan expense	22,146	22,009
Depreciation and other amortization	16,032	12,652
Deferred income tax benefit	(125)	(5,619)
Provision for allowances on accounts receivable	165	136
Amortization of debt issuance costs	206	207
Amortization of premium (discount) on investments	25	(45)
Gain on other investments	(174)	—
Loss on disposal of equipment	23	76
(Gain) loss on foreign exchange	(34)	266
Changes in operating assets and liabilities:
Accounts receivable	(139)	9,818
Prepaid expenses and other current assets	(2,935)	822
Operating lease right-of-use asset, net	2,438	2,134
Other assets	(2,950)	(1,583)
Accounts payable	(1,041)	2,510
Accrued expenses	(1,707)	414
Operating lease liabilities	(1,383)	(1,614)
Customer account liabilities	2,599	2,485
Deferred revenue	(14,842)	(14,417)
Other liabilities	(74)	432
Net cash provided by operating activities	24,177	42,088
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(9,892)	—
Purchases of other investments	(7,150)	(144)
Issuance of note receivable	(2,600)	—
Purchases of available-for-sale securities	(8,203)	(10,070)
Proceeds from sales of available-for-sale securities	8,100	7,500
Capital expenditures, including capitalization of software costs	(14,980)	(26,400)
Net cash used in investing activities	(34,725)	(29,114)
Financing activities:
Repurchase of common stock	(10,755)	(14,332)
Repayment of amounts borrowed under revolving credit facility	(50,000)	(10,000)
Repayment of notes payable	—	(365)
Proceeds from exercise of stock options and employee stock purchase plan	2,169	2,175
Net cash used in financing activities	(58,586)	(22,522)
Effect of exchange rate changes on cash	7,774	1,039
Decrease in cash, cash equivalents and restricted cash	(61,360)	(8,509)
Cash, cash equivalents and restricted cash at beginning of period	201,136	97,801
Cash, cash equivalents and restricted cash at end of period	$139,776	$89,292

Cash and cash equivalents at end of period	$130,096	$80,817
Cash held for customers at end of period	9,680	8,475
Cash, cash equivalents and restricted cash at end of period	$139,776	$89,292
Supplemental disclosures of non-cash investing activities:
Issuance of common stock in connection with acquisition	$8,183	$—
See accompanying notes.

Bottomline Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2020
Note 1—Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies, Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2021, particularly in light of the novel coronavirus (COVID-19) pandemic and the effect it is having on the domestic and global economies. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 28, 2020.

Note 2—Recent Accounting Pronouncements
Recently Adopted Pronouncements
    Financial Instruments - Credit Losses: In June 2016, the Financial Accounting Standards Board (FASB) issued an accounting standard update that replaces the incurred loss impairment model with an expected loss model for financial assets held at amortized cost, eliminates the concept of other-than-temporary impairment and requires credit losses associated with available-for-sale debt securities to be recorded through an allowance rather than a reduction in the amortized cost basis of the security. The changes are expected to result in earlier recognition of credit losses associated with financial assets, including trade accounts receivable. We adopted this standard on July 1, 2020, on a modified retrospective basis, with the cumulative-effect accounting consequence recorded as an adjustment to the opening balance of accumulated deficit as of the effective date. The adoption of this standard did not have a material impact on our financial statements.
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

Note 3—Revenue Recognition
    Remaining Performance Obligations
    The transaction price we allocate to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of December 31, 2020 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of SaaS / stand-ready performance obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations. During the three and six months ended December 31, 2020 and 2019, the amount of revenue recognized from performance obligations satisfied in prior periods was not significant.
The transaction price allocated to unsatisfied performance obligations was $433.5 million as of December 31, 2020 of which we expect to recognize approximately $160.2 million over the next twelve months and the remainder thereafter. We exclude from our measure of remaining performance obligations amounts related to future transactional or usage-based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services.

    Contract Assets and Liabilities
    The table below presents our contract assets and deferred revenue balances as of December 31, 2020 and June 30, 2020.

	December 31,	June 30,
	2020	2020	$ Change
	(in thousands)
Contract assets	6,353	3,646	2,707
Deferred revenue	86,123	96,033	(9,910)
    Contract assets arise when we recognize revenue in excess of amounts billed to the customer and the right to payment is contingent on conditions other than simply the passage of time, such as the future completion of a related performance obligation. Contract assets are classified in our consolidated balance sheets as other current assets for those contract assets with recognition periods of one year or less and other assets for contract assets with recognition periods greater than one year. We assess outstanding accounts receivable and contract assets for credit loss on an ongoing basis. In estimating credit loss, we pool accounts with similar risk characteristics. Accounts that do not share the same risk characteristics are assessed for credit loss on an individual basis. The allowance for credit loss is based on historical loss data, customer specific information, current market conditions and expected future economic conditions. Historically, our bad debt expense has not been significant.
Deferred revenue consists of billings or customer payments in excess of amounts recognized as revenue.
The decrease in deferred revenue at December 31, 2020 as compared to June 30, 2020 reflects our recognition of revenue from maintenance contracts, a significant portion of which are billed on a calendar year basis.
    For the three and six months ended December 31, 2020, we recognized $28.4 million and $68.6 million, respectively, in revenue from amounts that were included in deferred revenue as of June 30, 2020. For the three and six months ended December 31, 2019, we recognized $30.0 million and $64.0 million, respectively, in revenue from amounts that were included in deferred revenue as of June 30, 2019.

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
    At December 31, 2020 and June 30, 2020, our assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2020				June 30, 2020
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$303	$—	$—	$303	$354	$—	$—	$354
Available for sale securities - Debt
U.S. Corporate	$—	$—	$—	$—	$—	$—	$—	$—
Government - U.S. treasury securities	—	10,190	—	10,190	—	10,148	—	10,148
Total available for sale securities	$—	$10,190	$—	$10,190	$—	$10,148	$—	$10,148
Preferential conversion feature (long-term)	$—	$—	$565	$565	$—	$—	$—	$—
Other investments (long-term)	—	—	763	763	—	—	514	514
Total assets	$303	$10,190	$1,328	$11,821	$354	$10,148	$514	$11,016
Liabilities
Interest rate swap (short-term)	$—	$1,651	$—	$1,651	$—	$1,631	$—	$1,631
Interest rate swap (long-term)	$—	$2,516	$—	$2,516	$—	$3,448	$—	$3,448
Total liabilities	$—	$4,167	$—	$4,167	$—	$5,079	$—	$5,079
Fair Value of Financial Instruments
    We have certain financial instruments which consist of cash and cash equivalents, cash held for customers, marketable securities, accounts receivable, notes receivable, contract assets, accounts payable, customer account liabilities, certain derivative instruments, assets related to deposits made to fund future requirements associated with Israeli severance arrangements and debt drawn on our Credit Facility (as defined in Note 11). Fair value information for each of these instruments is as follows:
•    Cash and cash equivalents, cash held for customers, accounts receivable, notes receivable, contract assets, accounts payable and customer account liabilities fair values approximate their carrying values, due to the expected duration of these instruments.
•    Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at December 31, 2020 and June 30, 2020, approximated fair value.
•    Marketable debt securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive income (loss) in stockholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable debt securities classified as available for sale. We assess securities with an amortized cost basis in excess of estimated fair value for credit loss. As of December 31, 2020 and June 30, 2020, the unrealized losses associated with available for sale securities was not material. No credit loss has been recorded as we do not intend to sell the investments prior to recovering their amortized costs basis.

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
•     The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements were $1.0 million at December 31, 2020 and June 30, 2020, respectively, which approximated their fair value.
•     We hold certain other investments accounted for at fair value. The fair value of these investments was $0.8 million and $0.5 million at December 31, 2020 and June 30, 2020, respectively. We also have investments for which there is no readily determinable fair value. The carrying value of these investments was $7.6 million and $0.5 million at December 31, 2020 and June 30, 2020, respectively. Investments for which we cannot readily determine fair value are recorded at cost, less impairment (if any), plus or minus adjustments for observable price changes.
•     We have borrowings of $130 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at December 31, 2020, as the instrument carries a variable rate of interest which reflects current market rates.
Marketable Securities
    The table below presents information regarding our marketable securities by major security type as of December 31, 2020 and June 30, 2020.

	December 31, 2020			June 30, 2020
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Government and other debt securities	$69	$10,190	$10,259	$61	$10,148	$10,209
Total marketable securities	$69	$10,190	$10,259	$61	$10,148	$10,209
    The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

December 31, 2020
(in thousands)
Due within 1 year	$10,190
Due in 1 year through 5 years	—
Total	$10,190
    All of our available for sale marketable securities are classified as current assets.
    The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of December 31, 2020 and June 30, 2020, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At December 31, 2020		At June 30, 2020
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government - U.S. treasury securities	$8,176	$(1)	$2,012	$(1)
Total	$8,176	$(1)	$2,012	$(1)

Note 5—Business and Asset Acquisitions
AnaSys AG
In July 2020 we acquired Switzerland-based AnaSys AG (AnaSys) for a total purchase price of $13.9 million. The purchase price consisted of a cash payment of 5.2 million Swiss Francs (approximately $5.7 million based on the foreign exchange rate in effect at the acquisition date) and 166,393 shares of our common stock valued at $8.2 million on the closing date of the transaction. Additionally, we issued 28,000 shares of our common stock to certain selling stockholders of AnaSys with vesting conditions tied to continued employment with us. These shares are compensatory and we are recording share-based payment expense over their vesting period of five years.
We are still obtaining fair value estimates for the intangible assets acquired. In the preliminary allocation of the purchase price at December 31, 2020, we recorded $10.7 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $6.3 million, consisting of customer and technology related assets, are being amortized over a weighted average estimated useful life of 13 years.
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
We are still obtaining fair value estimates for the intangible assets acquired. In the preliminary allocation of the purchase price at December 31, 2020, we recorded $0.4 million of goodwill. The goodwill is deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $2.3 million, consisting primarily of technology related assets, are being amortized over a weighted average estimated useful life of 9 years.

Note 6—Net Income (Loss) Per Share
    The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net income (loss)	$(4,615)	$2,609	$(4,224)	$1,242
Denominator:
Shares used in computing basic net income (loss) per share attributable to common stockholders	42,751	41,693	42,604	41,590
Impact of dilutive securities	—	399	—	327
Shares used in computing diluted net income (loss) per share attributable to common stockholders	42,751	42,092	42,604	41,917
Basic and diluted net income (loss) per share attributable to common stockholders	$(0.11)	$0.06	$(0.10)	$0.03
For the three and six months ended December 31, 2020, approximately 2.4 million and 2.5 million shares, respectively, of unvested restricted stock and shares underlying stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive. At December 31, 2020, approximately 0.2 million shares of unvested restricted stock with performance conditions were also excluded from the calculation of diluted earnings per share as the performance contingencies were not resolved and their effect on the calculation would have been anti-dilutive.

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
    We do not track or assign our assets by operating segment.

    Segment information for the three and six months ended December 31, 2020 and 2019 according to the segment descriptions above, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Segment revenue:
Cloud Solutions	$69,660	$64,341	$134,616	$125,363
Banking Solutions	23,980	23,267	50,170	47,436
Payments and Documents	17,178	19,514	34,574	38,092
Other	5,206	4,569	9,029	8,976
Total segment revenue	$116,024	$111,691	$228,389	$219,867
Segment measure of profit (loss):
Cloud Solutions	$15,618	$15,014	$30,215	$28,813
Banking Solutions	(56)	(376)	2,900	159
Payments and Documents	4,087	5,802	8,187	10,811
Other	(1,945)	(2,196)	(5,052)	(4,062)
Total measure of segment profit	$17,704	$18,244	$36,250	$35,721
    A reconciliation of the total measure of segment profit to GAAP income (loss) before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Total measure of segment profit	$17,704	$18,244	$36,250	$35,721
Less:
Amortization of acquisition-related intangible assets	(5,142)	(5,213)	(10,171)	(10,163)
Stock-based compensation plan expense	(12,173)	(10,965)	(22,146)	(22,009)
Acquisition and integration-related expenses	(1,095)	(1,957)	(1,340)	(3,654)
Restructuring expense	(921)	(234)	(991)	(209)
Excess depreciation associated with restructuring events	(528)	—	(528)	—
Other non-core (expense) benefit	(48)	(4)	(96)	10
Global ERP system implementation and other costs	—	(200)	—	(424)
Other expense, net of pension adjustments	(1,139)	(842)	(2,165)	(1,807)
Loss before income taxes	$(3,342)	$(1,171)	$(1,187)	$(2,535)
    The following depreciation and other amortization expense amounts are included in the measure of segment profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$4,409	$3,917	$8,810	$7,511
Banking Solutions	2,838	2,202	5,590	4,297
Payments and Documents	270	235	540	455
Other	288	206	564	389
Total depreciation and other amortization expense	$7,805	$6,560	$15,504	$12,652

Disaggregation of Revenue
    The tables below present our subscriptions revenue and total revenue disaggregated by major product classification for the three and six months ended December 31, 2020 and 2019.

(in thousands)	Three Months Ended December 31,
	2020		2019
	Subscriptions Revenue	Total Revenue	Subscriptions Revenue	Total Revenue
Payment Platforms (1)	$43,433	$47,811	$38,012	$42,928
Banking Solutions	21,297	23,980	18,307	23,267
Legal Spend Management (2)	21,846	21,849	21,413	21,413
All other (3)	6,822	22,384	6,353	24,083
Total revenues	$93,398	$116,024	$84,085	$111,691

(in thousands)	Six Months Ended December 31,
	2020		2019
	Subscriptions Revenue	Total Revenue	Subscriptions Revenue	Total Revenue
Payment Platforms (1)	$83,681	$92,217	$73,218	$83,376
Banking Solutions	44,282	50,170	36,680	47,436
Legal Spend Management (2)	42,396	42,399	41,987	41,987
All other (3)	13,423	43,603	12,266	47,068
Total revenues	$183,782	$228,389	$164,151	$219,867
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Revenues from unaffiliated customers:
United States	$70,244	$69,382	$139,225	$138,402
United Kingdom	28,335	27,107	56,029	52,074
Switzerland	12,009	9,759	22,876	19,519
Other	5,436	5,443	10,259	9,872
Total revenues from unaffiliated customers	$116,024	$111,691	$228,389	$219,867

    Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At December 31,	At June 30,
	2020	2020
	(in thousands)
Long-lived assets:
United States	$73,900	$64,858
United Kingdom	44,621	41,835
Other	17,346	16,977
Total long-lived assets	$135,867	$123,670

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
Provision for Income Taxes
    We recorded income tax expense of $1.3 million and an income tax benefit of $3.8 million for the three months ended December 31, 2020 and 2019, respectively. In the three months ended December 31, 2020, income tax expense was primarily attributable to our U.S., UK and Switzerland operations. In the three months ended December 31, 2019, the income tax benefit was driven by tax benefits recorded against operating losses in the U.S. and Israel, offset in part by tax expense recorded against operating income generated in our UK and Switzerland operations.
We recorded income tax expense of $3.0 million and an income tax benefit of 3.8 million for the six months ended December 31, 2020 and 2019, respectively. In the six months ended December 31, 2020, income tax expense was primarily attributable to our U.S., UK and Switzerland operations. In addition, we recorded discrete tax expense of $0.7 million as a result of tax legislation enacted in the UK that increased the statutory UK tax rate from 17 percent to 19 percent which required us to re-value our net UK deferred tax liability balance to reflect this higher rate. In the six months ended December 31, 2019, the income tax benefit was driven by tax benefits recorded against operating losses in the U.S. and Israel, offset in part by tax expense recorded against operating income generated in our UK and Switzerland operations.
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
    At December 31, 2020, we had a total valuation allowance of $37.6 million against our deferred tax assets given the uncertainty of recoverability of these amounts.
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
    At December 31, 2020, the carrying value of goodwill for all of our reporting units was $227.3 million.

    The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$236,550	$(170,567)	$65,983	7.6
Core technology	141,366	(103,429)	37,937	6.7
Other intangible assets	22,745	(20,771)	1,974	4.3
Capitalized software development costs	27,784	(16,350)	11,434	2.8
Software (1)	93,294	(51,680)	41,614	3.7
Total	$521,739	$(362,797)	$158,942
Unamortized intangible assets:
Goodwill			227,346
Total intangible assets			$386,288

	As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$219,305	$(157,008)	$62,297	7.5
Core technology	135,720	(97,431)	38,289	7.2
Other intangible assets	22,099	(19,927)	2,172	4.8
Capitalized software development costs	26,222	(14,047)	12,175	2.9
Software (1)	84,493	(45,315)	39,178	3.8
Total	$487,839	$(333,728)	$154,111
Unamortized intangible assets:
Goodwill			205,713
Total intangible assets			$359,824
——————
(1)Software includes purchased software and software developed for internal use.
    Estimated amortization expense for the remainder of fiscal year 2021 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of December 31, 2020, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2021	$10,404	$2,353	$8,868
2022	19,194	4,707	9,756
2023	17,747	1,863	8,033
2024	15,897	1,133	5,910
2025	13,403	552	2,805
2026 and thereafter	29,249	48	1,074
    Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.

    The following table represents a rollforward of our goodwill balances, by reportable segment:

	Cloud Solutions	Banking Solutions	Payments and Documents	Other	Total
	(in thousands)
Balance at June 30, 2020 (1)	$117,493	$39,516	$40,510	$8,194	$205,713
Goodwill acquired during the period	10,679	398	—	—	11,077
Impact of foreign currency translation	5,460	—	5,096	—	10,556
Balance at December 31, 2020 (1)	$133,632	$39,914	$45,606	$8,194	$227,346
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
    As the implicit interest rate in our leases is generally not known, we use our incremental borrowing rate as the discount rate for purposes of determining the present value of our lease liabilities. Our determination of the incremental borrowing rate takes into consideration the expected term of the lease, the effect of the currency in which the lease is denominated and the rate of interest we would expect to incur on a collateralized debt instrument. At December 31, 2020, our weighted average discount rate utilized for our leases was 5.4%.
    When our contracts contain lease and non-lease elements, we account for both as a single lease component.
    We lease office space in cities worldwide under facility leases that expire at various dates. We are typically required to pay certain incremental operating costs above the base rent for our facility leases. Our leases may include periodic payment adjustments based on changes in applicable price indexes. To the extent the adjustment is considered a fixed payment it is included in the measurement of the ROU asset and lease liability, otherwise it is recognized in the period incurred. We also have a variety of data center locations and, to a lesser extent, vehicle and equipment leases. Our facility leases represent the substantial majority of our operating leases and often include renewal options that we can exercise unilaterally. At December 31, 2020, renewal options ranged from 3 months to 10 years.
    At December 31, 2020, our operating leases had a weighted average remaining lease term of 5.9 years and we had no material finance leases.
    Additional information of our lease activity, as of and for the three and six months ended December 31, 2020 is as follows:

Operating leases:	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
	(in thousands)
Operating lease cost	$1,880	$3,819
Short-term lease cost	75	163
Variable lease cost	551	1,090
Sublease income	(87)	(176)
Total lease cost	$2,419	$4,896

December 31, 2020
(in thousands)
Right-of-use assets, net	$23,203

Operating lease liabilities, current (1)	$6,954
Operating lease liabilities, non-current	20,133
Total operating lease liabilities	$27,087
——————
(1)    Included as a component of accrued expenses and other current liabilities.

Six Months Ended December 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$4,124
Right-of-use assets obtained in exchange for lease obligations	$2,015
Remaining maturities of lease liabilities at December 31, 2020 were as follows:

For the year ending June 30,	Operating Leases
(in thousands)
2021	$4,276
2022	7,317
2023	5,298
2024	3,333
2025	2,932
Thereafter	8,951
Total lease payments	32,107
Less imputed interest	(5,020)
Total lease liabilities	$27,087

As of December 31, 2020, we had additional operating leases that had not yet commenced of $0.6 million. These operating leases will commence in fiscal year 2021 and have a lease term between 13 to 24 months.

During the three months ended December 31, 2020, we exited three facilities and recorded an impairment of $0.7 million on the ROU assets.

Legal Matters
    We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.

Note 11—Indebtedness
Credit Agreement
    We are party to a credit agreement with Bank of America, N.A. and certain other lenders (the Credit Agreement) that provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) and that expires in July 2023. We have the right to request an increase of the aggregate commitments under the Credit Facility by up to an additional $150 million, subject to specified conditions. At December 31, 2020, we owed $130 million under the Credit Facility.
Borrowings under the Credit Facility may be used for lawful corporate purposes of Bottomline and its subsidiaries, including acquisitions, share repurchases, capital expenditures, the repayment or refinancing of indebtedness and general corporate purposes. The Credit Facility is available for the issuance of up to $20 million of letters of credit and up to $20 million of swing line loans.

    The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.50 to 1.00; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default and related cure provisions. As of December 31, 2020, we were in compliance with all covenants.
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
Note 12—Derivative Instruments
Cash Flow Hedges
Interest Rate Swap Agreements
We utilize interest rate swap agreements to hedge our exposure to interest rate risk. At December 31, 2020, we had two outstanding interest rate swap agreements with notional values of $100 million and $80 million.
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
We designated the interest rate swaps as hedging instruments and they qualified for hedge accounting upon inception and at December 31, 2020. To continue to qualify for hedge accounting, the instruments must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.
The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at December 31, 2020 and June 30, 2020 were as follows:

Description	Balance Sheet Location	December 31, 2020	June 30, 2020
Derivative interest rate swaps		(in thousands)
Short-term derivative liability	Accrued expenses and other current liabilities	$1,651	$1,631
Long-term derivative liability	Other liabilities	$2,516	$3,448
The following table presents the effect of the derivative interest rate swaps in our consolidated statement of comprehensive loss for the six months ended December 31, 2020 and 2019.

	Gain (Loss) in AOCI June 30, 2020	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI December 31, 2020
	(in thousands)
Derivative interest rate swap	$(5,079)	$7	$905	$(4,167)

	Gain (Loss) in AOCI June 30, 2019	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI December 31, 2019
	(in thousands)
Derivative interest rate swap	$(1,285)	$(49)	$(59)	$(1,393)
——————
(1)    Recorded as interest income (expense) within other expense, net in our unaudited consolidated statements of comprehensive income (loss).
During the three and six months ended December 31, 2020, we concluded that no portion of the hedges was ineffective.
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
    Net periodic pension costs for the Swiss pension plans included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Components of net periodic cost
Service cost	$793	$729	$1,558	$1,453
Interest cost	38	56	75	112
Prior service credit	(84)	(77)	(167)	(154)
Net actuarial loss	62	119	123	237
Expected return on plan assets	(301)	(309)	(586)	(616)
Net periodic cost	$508	$518	$1,003	$1,032
    The components of net periodic pension cost other than current service cost are presented within other expense, net in our unaudited consolidated statements of comprehensive income (loss).

Note 14—Subsequent Events
On January 13, 2021 we acquired French-headquartered Treasury Xpress Holding SAS (TX) for a purchase price of $31.9 million in cash, subject to adjustment based on a post-closing calculation of certain cash and debt balances which we do not expect will result in any material change. We also issued 66,402 shares of our common stock to certain selling stockholders of TX with vesting conditions tied to continued employment with us. These shares are compensatory and we will record share-based payment expense over their vesting period of five years. TX operates predominantly in France, the United States and the Middle-East and is a leading provider of cloud-based treasury management solutions for corporations and banks around the world. The operating results of TX will be included as a component of our Cloud Solutions segment from the acquisition date forward.

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
    Our solutions are designed to complement, leverage and extend our customers’ existing information systems, accounting applications and banking relationships so that the solutions can be deployed quickly and efficiently. To help our customers realize the maximum value from our products and meet their specific business requirements, we also provide professional services for training, consulting and product enhancement.
Financial Highlights
For the six months ended December 31, 2020, our revenue increased to $228.4 million from $219.9 million in the same period of the prior fiscal year. Our revenue for the six months ended December 31, 2020 was favorably impacted by $4.6 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling, which appreciated against the U.S. Dollar as compared to the same period of the prior fiscal year. The overall revenue increase was attributable to revenue increases in our Cloud Solutions and Banking Solutions segments of $9.3 million and $2.7 million, respectively, partially offset by a $3.5 million revenue decrease in our Payments and Documents segment. The Cloud Solutions segment's revenue increase was primarily due to increased subscription revenue from our financial messaging and PTX payment platforms. The increased revenue in our Banking Solutions segments was primarily due to new customer engagements and platform go-lives, as customers continued to deploy our hosted solutions.
For the six months ended December 31, 2020, our gross profit increased by $7.3 million over the same period in the prior fiscal year, primarily driven by the revenue increases described above. The expansion in our gross profit was offset by increased operating expenses of $5.5 million and an increase in our provision for income taxes of $6.8 million, resulting in a net loss of $4.2 million in the six months ended December 31, 2020 compared to net income of $1.2 million in the same period of the prior fiscal year.
    In the six months ended December 31, 2020, we derived approximately 39% of our revenue from customers located outside of North America, principally in the United Kingdom (UK), continental Europe and the Asia-Pacific region.
        On an increasing basis, we continue to make strategic investments in innovative new technology offerings that we believe will enhance our competitive position, help us win new business, drive subscription revenue growth and expand our operating margins. We expect to continue to make investments in our suite of products so that we can continue to offer innovative, feature-rich technology solutions to our customers.

COVID-19
The United States and the global communities in which we operate continue to face challenges posed by the COVID-19 pandemic. We have suspended travel for employees, temporarily closed our offices and, since mid-March 2020, have requested that our employees work remotely. We have been operating effectively under our remote work model, which we anticipate continuing for the foreseeable future to ensure the safety and well-being of our employees.
While we are operating effectively through this challenge, the full impact of the COVID-19 pandemic on our business and operating results remains uncertain. There is no recent, comparable event that provides instruction to the myriad of impacts that the pandemic may ultimately have. The consequences will depend on many factors outside of our control, including the availability and effectiveness of vaccines and therapeutics, the duration and scope of the pandemic and the economic downturn that it has created.
Beginning in March 2020 we started to observe a reduction in certain of our transactional based revenue streams, principally in our Paymode-X and Legal Spend Management solutions. Since March 2020, we have observed a modest negative impact to new software license sales and professional services revenues since interacting directly with customers in either a sales setting or an on-site professional services setting is difficult in this environment. Discretionary software purchases are also being delayed or deferred in some cases. However, the majority of our revenues are recurring which we believe continues to offer significant protection from the pandemic’s economic disruptions in the short term. We continue to believe that our existing financial position will allow us to manage the impact of the COVID-19 pandemic for the foreseeable future.
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
Results of Operations
Three and Six Months Ended December 31, 2020 Compared to the Three and Six Months Ended December 31, 2019
Segment Information
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

    The following tables represent our segment revenues and our measure of segment profit (loss):

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$69,660	$64,341	$5,319	8.3%	$134,616	$125,363	$9,253	7.4%
Banking Solutions	23,980	23,267	713	3.1%	50,170	47,436	2,734	5.8%
Payments and Documents	17,178	19,514	(2,336)	(12.0)%	34,574	38,092	(3,518)	(9.2)%
Other	5,206	4,569	637	13.9%	9,029	8,976	53	0.6%
Total segment revenue	$116,024	$111,691	$4,333	3.9%	$228,389	$219,867	$8,522	3.9%

Segment measure of profit (loss):
Cloud Solutions	$15,618	$15,014	$604	4.0%	$30,215	$28,813	$1,402	4.9%
Banking Solutions	(56)	(376)	320	85.1%	2,900	159	2,741	1,723.9%
Payments and Documents	4,087	5,802	(1,715)	(29.6)%	8,187	10,811	(2,624)	(24.3)%
Other	(1,945)	(2,196)	251	11.4%	(5,052)	(4,062)	(990)	(24.4)%
Total measure of segment profit	$17,704	$18,244	$(540)	(3.0)%	$36,250	$35,721	$529	1.5%
    A reconciliation of the total measure of segment profit to GAAP income (loss) before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Total measure of segment profit	$17,704	$18,244	$36,250	$35,721
Less:
Amortization of acquisition-related intangible assets	(5,142)	(5,213)	(10,171)	(10,163)
Stock-based compensation plan expense	(12,173)	(10,965)	(22,146)	(22,009)
Acquisition and integration-related expenses	(1,095)	(1,957)	(1,340)	(3,654)
Restructuring expense	(921)	(234)	(991)	(209)
Excess depreciation associated with restructuring events	(528)	—	(528)	—
Other non-core (expense) benefit	(48)	(4)	(96)	10
Global ERP system implementation and other costs	—	(200)	—	(424)
Other expense, net of pension adjustments	(1,139)	(842)	(2,165)	(1,807)
Income (loss) before income taxes	$(3,342)	$(1,171)	$(1,187)	$(2,535)
Cloud Solutions
Revenues from our Cloud Solutions segment increased $5.3 million for the three months ended December 31, 2020 as compared to the same period in the prior fiscal year, primarily due to increased revenue of $5.2 million from our financial messaging and PTX payment platforms, partially offset by a decrease in transactional revenue from our Paymode-X payment platform of $0.3 million. Segment profit increased $0.6 million for the three months ended December 31, 2020 as compared to the same period in the prior fiscal year as the revenue increases described above were offset in part by increased operating expenses of $3.3 million related primarily to increased sales and marketing expenses and general and administrative expenses.
Revenues from our Cloud Solutions segment increased $9.3 million for the six months ended December 31, 2020 as compared to the same period in the prior fiscal year, primarily due to increased revenue of $10.0 million from our financial messaging and PTX payment platforms, partially offset by a decrease in transactional revenue of $1.1 million in our Paymode-X payment platform. Segment profit increased $1.4 million for the six months ended December 31, 2020 as compared to the same period in the prior fiscal year, as the increase in revenue described above was offset in part by an increase in operating expenses of $5.7 million primarily related to sales and marketing expenses and general and administrative expenses, and increased cost of revenues of $2.1 million primarily related to subscriptions costs. We expect revenue and profit for the Cloud Solutions segment to continue to increase in fiscal year 2021 as compared to fiscal year 2020 as a result of increased revenue from our payment platforms and our legal spend management solutions.
Banking Solutions
Revenues from our Banking Solutions segment increased $0.7 million for the three months ended December 31, 2020 as compared to the same period in the prior fiscal year, primarily due to increased subscriptions and transactions revenue of $3.0 million, partially offset by decreased service and maintenance revenue of $2.2 million and decreased software license revenue of $0.03 million. The increase in subscriptions revenue was primarily related to our customer base expanding on our SaaS platforms and as a result of our continued deployment of our newer banking solutions. The decrease in software license and professional services revenue was primarily driven by our business strategy, which is focused on a subscription revenue model rather than one-time license events. Segment profit increased $0.3 million for the three months ended December 31, 2020 as compared to the same period in the prior fiscal year, primarily due to the revenue increases described above, partially offset by an increase in operating expenses and cost of revenue of $0.2 million and $0.2 million, respectively.
Revenues from our Banking Solutions segment increased $2.7 million for the six months ended December 31, 2020 as compared to the same period in the prior fiscal year, primarily due to increased subscriptions revenue of $7.6 million, partially offset by decreased service and maintenance revenue of $4.3 million as we continued to emphasize sales of our hosted solutions rather than on premise license deployments. The increase in subscriptions revenue was primarily related to customers going live on our hosted solutions. Segment profit increased $2.7 million for the six months ended December 31, 2020 as compared to the same period in the prior fiscal year, due to the revenue increases described above. We expect revenue to continue to increase and profit to remain relatively consistent for the Banking Solutions segment in fiscal year 2021 as compared to fiscal year 2020.
Payments and Documents
Revenues from our Payments and Documents segment decreased $2.3 million for the three months ended December 31, 2020 as compared to the same period in the prior fiscal year, primarily due to decreased service and maintenance revenue of $1.5 million and decreased software licenses revenue of $0.9 million, partially offset by increased subscriptions revenue of $0.1 million. The decrease in service and maintenance revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit decreased $1.7 million for the three months ended December 31, 2020 as compared to the same period in the prior fiscal year, due to the revenue decrease described above, partially offset by decreased cost of revenue of $0.6 million.
Revenues from our Payments and Documents segment decreased $3.5 million for the six months ended December 31, 2020 as compared to the same period in the prior fiscal year, due primarily to decreased service and maintenance and software licenses revenue of $2.6 million and $1.4 million, respectively, partially offset by increased subscriptions revenue of $0.9 million. The decrease in service and maintenance revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit decreased $2.6 million for the six months ended December 31, 2020 as compared to the same period in the prior fiscal year, primarily due to the revenue decrease described above and increased operating expenses of $0.5 million primarily related to sales and marketing costs, partially offset by a $1.4 million reduction in costs of sales, primarily due to service and maintenance of $1.1 million. We expect revenue to increase and profit to remain consistent for the Payments and Documents segment in fiscal year 2021.
Other
Revenues from our Other segment increased for the three and six months ended December 31, 2020 as compared to the same periods in the prior fiscal year. Segment profit increased $0.3 million for the three months ended December 31, 2020, as compared to the same period in the prior fiscal year primarily due to increased subscriptions revenue, partially offset by increased cost of revenue and increased operating costs. Segment profit decreased $1.0 million for the six months ended December 31, 2020, as compared to the same period in the prior fiscal year primarily due to increased cost of revenue primarily related to subscriptions and increased operating expenses primarily related to sales and marketing. We expect Other segment revenue to continue to decrease in fiscal year 2021 as compared to fiscal year 2020 as our fraud solutions are increasingly sold by other segments.

Revenues by category

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions	$93,398	$84,085	$9,313	11.1%	$183,782	$164,151	$19,631	12.0%
Software licenses	1,802	2,800	(998)	(35.6)%	2,779	5,376	(2,597)	(48.3)%
Service and maintenance	20,022	24,061	(4,039)	(16.8)%	40,586	48,886	(8,300)	(17.0)%
Other	802	745	57	7.7%	1,242	1,454	(212)	(14.6)%
Total revenues	$116,024	$111,691	$4,333	3.9%	$228,389	$219,867	$8,522	3.9%

As % of total revenues:
Subscriptions	80.5%	75.3%			80.5%	74.7%
Software licenses	1.6%	2.5%			1.2%	2.4%
Service and maintenance	17.3%	21.5%			17.8%	22.2%
Other	0.6%	0.7%			0.5%	0.7%
Total revenues	100.0%	100.0%			100.0%	100.0%
Subscriptions
    Revenues from subscriptions increased $9.3 million for the three months ended December 31, 2020 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by increases in subscriptions revenue from our Cloud Solutions, Banking Solutions, and Other segments of $5.9 million, $3.0 million, and $0.4 million, respectively, due to the impact of customers going live on our hosted solutions and the continued impact of customers converting to our subscription based solutions.
Revenues from subscriptions increased $19.6 million for the six months ended December 31, 2020 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by increases in subscriptions revenue from our Cloud Solutions, Banking Solutions and Payments and Documents segments of $10.9 million, $7.6 million and $0.9 million, respectively, due to the impact of customers going live on our hosted platforms and the impact of customers converting to our subscription based solutions. We expect subscriptions revenues to continue to increase in fiscal year 2021 due to revenue increases in our Banking Solutions segment and our financial messaging and PTX payment platforms.
Software Licenses
    Revenues from software licenses decreased $1.0 million for the three months ended December 31, 2020 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from our Payments and Documents segment and Cloud Solution segment of $0.9 million and $0.2 million, respectively. The decrease in software license revenue was predominantly driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions.
Revenues from software licenses decreased $2.6 million for the six months ended December 31, 2020 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from our Payments and Documents segment, Banking Solutions segment and Other segment of $1.4 million, $0.5 million and $0.4 million, respectively. The decrease in software license revenue was by design and driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. We expect software license revenues to continue to decrease in fiscal year 2021, as we continue to emphasize our subscription based solutions rather than on-premise software deployments.
Service and Maintenance
    Revenues from service and maintenance decreased $4.0 million for the three months ended December 31, 2020 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from out Banking Solutions segment and Payments and Document Solutions segment of $2.2 million and $1.5 million, respectively, driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions.
Revenues from service and maintenance decreased $8.3 million for the six months ended December 31, 2020 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in revenue from our Banking Solutions segment, Payments and Documents segment and Cloud Solutions segment of $4.3 million, $2.6 million and $1.4 million, respectively, in each case reflecting the continued conversion of customers to our hosted and subscription based solutions rather than deployed, perpetual-license solutions. We expect service and maintenance revenues will continue to decrease in fiscal year 2021, primarily due to our continued emphasis on our hosted solutions.

Other
Our other revenues consist principally of equipment and supplies sales, which remained minor components of our overall revenue. We expect that other revenues will remain minor components of our overall revenue during fiscal year 2021.
Cost of revenues by category

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions	$37,195	$33,449	$3,746	11.2%	$72,413	$66,214	$6,199	9.4%
Software licenses	126	157	(31)	(19.7)%	216	318	(102)	(32.1)%
Service and maintenance	10,386	12,929	(2,543)	(19.7)%	21,302	25,982	(4,680)	(18.0)%
Other	551	504	47	9.3%	860	1,020	(160)	(15.7)%
Total cost of revenues	$48,258	$47,039	$1,219	2.6%	$94,791	$93,534	$1,257	1.3%
Gross Profit ($)	$67,766	$64,652	$3,114	4.8%	$133,598	$126,333	$7,265	5.8%
Gross Profit (%)	58.4%	57.9%			58.5%	57.5%
Subscriptions
    Subscriptions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions costs remained consistent at 40% of subscriptions revenues in the three months ended December 31, 2020 as compared to the same period of the prior fiscal year.
Subscriptions costs remained consistent at 39% of subscriptions revenues in the six months ended December 31, 2020 as compared to 40% of subscriptions revenues in the six months ended December 31, 2019. We expect subscriptions costs as a percentage of subscriptions revenues will continue to decrease slightly in fiscal year 2021 as a result of increased revenue contribution from our cloud-based banking, legal spend management and Paymode-X solutions.
Software Licenses
    Software license costs consist of expenses incurred by us to distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs as a percentage of software license revenues slightly increased to 7% in the three months ended December 31, 2020 as compared to 6% of software license revenue in the three months ended December 31, 2019.
Software license costs as a percentage of software license revenue were consistent at 8% in the six months ended December 31, 2020 as compared to 6% in the six months ended December 31, 2019. Overall, software license costs remain inconsequential.
Service and Maintenance
    Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs as a percentage of service and maintenance revenues decreased slightly to 52% in the three months ended December 31, 2020 as compared to 54% in the three months ended December 31, 2019 primarily due to decreased costs from our Payments and Documents Solutions and Cloud Solutions segments.
Service and maintenance costs were consistent at 52% of service and maintenance revenues for the six months ended December 31, 2020 as compared to 53% of service and maintenance revenues for the six months ended December 31, 2019 primarily due to decreased costs from our Payments and Documents Solutions and Cloud Solutions segments. We expect that service and maintenance costs will remain relatively consistent in fiscal year 2021.
Other
Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. These remain minor components of our business. We expect other costs as a percentage of other revenues will decrease slightly in fiscal year 2021.

Operating Expenses

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$29,237	$26,988	$2,249	8.3%	$54,980	$52,676	$2,304	4.4%
Product development and engineering	19,183	18,279	904	4.9%	37,682	36,628	1,054	2.9%
General and administrative	16,658	14,761	1,897	12.9%	30,284	28,106	2,178	7.7%
Amortization of acquisition-related intangible assets	5,142	5,213	(71)	(1.4)%	10,171	10,163	8	0.1%
Total operating expenses	$70,220	$65,241	$4,979	7.6%	$133,117	$127,573	$5,544	4.3%

As % of total revenues:
Sales and marketing	25.2%	24.2%			24.1%	24.0%
Product development and engineering	16.5%	16.4%			16.5%	16.7%
General and administrative	14.4%	13.2%			13.3%	12.8%
Amortization of acquisition-related intangible assets	4.4%	4.7%			4.5%	4.6%
Total operating expenses	60.5%	58.5%			58.4%	58.1%
Sales and Marketing
    Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased $2.2 million in the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 primarily due to an increase in employee related costs of $3.4 million, partially offset by decreased travel related costs of $1.0 million.
Sales and marketing expenses increased $2.3 million in the six months ended December 31, 2020 as compared to the six months ended December 31, 2019 due to an increase in employee related costs of $5.0 million, partially offset by decreased travel related costs of $1.9 million and decreased marketing related costs of $0.6 million. We expect sales and marketing expenses as a percentage of total revenues will increase in fiscal year 2021.
Product Development and Engineering
Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products as well as initiatives related to new product development. Product development and engineering expenses increased $0.9 million and $1.0 million in the three and six months ended December 31, 2020, respectively as compared to the three and six months ended December 31, 2019 due to an increase in headcount related costs of $1.2 million and $1.7 million, respectively, as we continued to invest in the development of innovative, feature-rich products, partially offset by decreased travel related costs of $0.2 million and $0.4 million, respectively. We expect product development and engineering expenses as a percentage of total revenues will increase in fiscal year 2021.
General and Administrative
    General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased $1.9 million in the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 primarily due to an increase in employee related costs of $1.5 million and depreciation expense of $1.2 million, partially offset by a decrease in acquisition and integration expense of $0.8 million.
General and administrative expenses increased $2.2 million in the six months ended December 31, 2020 as compared to the six months ended December 31, 2019 primarily due to an increase in employee related costs of $3.0 million and depreciation expense of $2.0 million, partially offset by a decrease in acquisition and integration expense of $2.1 million and facility costs of $0.8 million. We expect general and administrative expenses as a percentage of total revenues will remain consistent in fiscal year 2021.
Amortization of Acquisition-related Intangible Assets
We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. We expect total amortization expense for acquired intangible assets will be approximately $20.6 million in fiscal year 2021.

 Other Expense, Net

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$95	$168	$(73)	(43.5)%	$195	$391	$(196)	(50.1)%
Interest expense	(1,323)	(727)	(596)	(82.0)%	(2,581)	(1,477)	(1,104)	(74.7)%
Other income (expense), net	340	(23)	363	1,578.3%	718	(209)	927	(443.5)%
Other expense, net	$(888)	$(582)	$(306)	(52.6)%	$(1,668)	$(1,295)	$(373)	(28.8)%
    The components of other expense, net are as depicted above and remain minimal overall components of our operations. The increase in interest expense in the three and six months ended December 31, 2020 as compared to the three and six months ended December 31, 2019 is a result of an increase in borrowings under our line of credit arrangement commencing in March, 2020.
Provision for Income Taxes
    We recorded income tax expense of $1.3 million and an income tax benefit $3.8 million for the three months ended December 31, 2020 and 2019, respectively. We recorded income tax expense of $3.0 million and an income tax benefit of $3.8 million for the six months ended December 31, 2020 and 2019, respectively. Please refer to Note 8 Income Taxes to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Liquidity and Capital Resources
We are party to a credit agreement with Bank of America, N.A. and certain other lenders that provides for a credit facility in the amount of up to $300 million (the Credit Facility). We have the right to request an increase to the aggregate commitments to the Credit Facility of up to an additional $150 million, subject to specified conditions. The Credit Facility expires in July 2023. At December 31, 2020, borrowings were $130 million and we were in compliance with all covenants.
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
    One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity for the periods ending December 31, 2020 and June 30, 2020 and a summary of our cash activity for the six months ended December 31, 2020 and 2019 are summarized in the tables below:

	December 31,	June 30,
	2020	2020
	(in thousands)
Cash and cash equivalents	$130,096	$194,832
Marketable securities	10,259	10,209
Borrowings under credit facility	130,000	180,000

	Six Months Ended December 31,
	2020	2019
	(in thousands)
Cash provided by operating activities	$24,177	$42,088
Cash used in investing activities	(34,725)	(29,114)
Cash used in financing activities	(58,586)	(22,522)
Effect of exchange rates on cash	7,774	1,039
     Cash, cash equivalents and marketable securities. At December 31, 2020, our cash and cash equivalents of $130.1 million consisted primarily of cash deposits held at major banks and money market funds. The $64.7 million decrease in cash and cash equivalents at December 31, 2020 from June 30, 2020 was primarily due to cash used to fund the repayment of borrowing under our revolving credit facility of $50.0 million, repurchase of common stock of $10.8 million, capital expenditures, including capitalization of software costs of $15.0 million, business and asset acquisitions, net of cash acquired of $9.9 million, and other investment opportunities of $9.8 million, partially offset by cash generated from operations of $24.2 million and the effect of foreign exchange rates on cash of $7.8 million.
    Cash, cash equivalents and marketable securities included approximately $76.5 million held by our foreign subsidiaries as of December 31, 2020. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK, Switzerland and India and therefore we do not provide for U.S. income taxes that could result from the distribution of foreign earnings from our international subsidiaries other than the UK, Switzerland and India. If our reinvestment plans change based on future events and we decide to repatriate amounts from other international subsidiaries to fund our domestic operations, those amounts would generally become subject to state tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made.
    Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Increases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar increased our overall cash balances by approximately $7.8 million for the six months ended December 31, 2020. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances, however, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.
At December 31, 2020, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.
    Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations decreased by $17.9 million in the six months ended December 31, 2020 as compared to the same period in the prior fiscal year. The decrease was primarily related to a decrease in cash flows generated from accounts receivable of $10.0 million, and decrease in cash flows for prepaid expenses, other assets, accounts payable and accrued expense of $3.7 million, $1.4 million, $3.5 million and $2.1 million, respectively.
    Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $5.6 million increase in net cash used in investing activities for the six months ended December 31, 2020 as compared to the same period in the prior fiscal year was primarily due to cash used to fund business and asset acquisitions, net of cash acquired, of $9.9 million and other investments of $9.8 million, partially offset by a decrease in cash used for capital expenditures of $11.4 million and a decrease in cash used for the purchase of available for sale securities of $1.9 million.
    Financing Activities. Financing cash flows consist primarily of cash inflows as a result of borrowings under our revolving credit facility and proceeds from the sale of shares of common stock through employee equity incentive plans, offset by repurchases of our common stock. The increase in cash used in financing activities of $36.1 million was due to an increase in cash used to repay amounts due under our revolving credit facility of $40 million, offset by a decrease in cash used to repurchase common stock of $3.6 million
Contractual Obligations
    For the three and six months ended December 31, 2020, we repaid $50 million under our revolving credit facility. Other than the repayment on our revolving credit facility, there have been no other material changes to the contractual obligations from that which was disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
    Our estimate of unrecognized tax benefits for which cash settlement may be required is $2.4 million. As of December 31, 2020, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the three months ended December 31, 2020.

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

Item 4. Controls and Procedures
    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
    Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
    No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by us of our common stock during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	—	$—	—	$30,860,000
November 1, 2020 - November 30, 2020	184,446	44.09	184,446	22,727,000
December 1, 2020 - December 31, 2020	53,559	48.95	53,559	20,105,000
Total	238,005	$45.19	238,005
——————
(1)On August 5, 2019, we announced that our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $50 million. This program expires on August 5, 2021.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Second Amended and Restated By-Laws of the Company	8-K	000-25259	3.1	11/25/2020

10.1	Form of Indemnification Agreement	8-K	000-25259	99.1	11/25/2020

10.2	2019 Stock Incentive Plan, as amended	DEF 14A	000-25259	Appendix A	10/19/2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
**    submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2020, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2020 and 2019, (iii) Unaudited Consolidated Statements of Stockholders' Equity for the three and six months ended December 31, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2020 and 2019 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Bottomline Technologies, Inc.

Date:	February 9, 2021	By:	/s/ RICHARD D. BOOTH
Richard D. Booth
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)