Form 10-Q
period 2021-03-31
BOTTOMLINE TECHNOLOGIES INC
filed 2021-05-10
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-Q
——————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2021 was 45,387,839.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
	March 31,	June 30,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	128,188	$194,832
Cash held for customers	8,556	6,304
Marketable securities	10,250	10,209
Accounts receivable net of allowances for doubtful accounts of $1,441 at March 31, 2021 and $1,336 at June 30, 2020	79,673	69,970
Prepaid expenses and other current assets	35,880	28,328
Total current assets	262,547	309,643
Property and equipment, net	69,441	67,155
Operating lease right-of-use assets, net	30,811	24,712
Goodwill	245,287	205,713
Intangible assets, net	167,658	154,111
Other assets	46,218	31,803
Total assets	$821,962	$793,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,788	$13,422
Accrued expenses and other current liabilities	48,234	48,198
Customer account liabilities	8,556	6,304
Deferred revenue	96,273	82,074
Total current liabilities	167,851	149,998
Borrowings under credit facility	130,000	180,000
Deferred revenue, non-current	13,665	13,959
Operating lease liabilities, non-current	27,828	20,670
Deferred income taxes	13,727	8,656
Other liabilities	29,409	27,520
Total liabilities	382,480	400,803
Stockholders' equity
Preferred Stock, $.001 par value:
Authorized shares- 4,000; issued and outstanding shares- none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares- 49,041 at March 31, 2021 and 48,147 at June 30, 2020; outstanding shares- 42,984 at March 31, 2021 and 42,172 at June 30, 2020	49	48
Additional paid-in-capital	807,527	764,906
Accumulated other comprehensive loss	(28,263)	(48,675)
Treasury stock: 6,057 shares at March 31, 2021 and 5,975 shares at June 30, 2020, at cost	(150,282)	(143,333)
Accumulated deficit	(189,549)	(180,612)
Total stockholders' equity	439,482	392,334
Total liabilities and stockholders' equity	$821,962	$793,137
See accompanying notes.

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Revenues:
Subscriptions	$99,939	$87,531	$283,721	$251,682
Software licenses	1,092	1,546	3,871	6,922
Service and maintenance	19,292	21,732	59,878	70,618
Other	562	906	1,804	2,360
Total revenues	120,885	111,715	349,274	331,582
Cost of revenues:
Subscriptions	39,194	34,670	111,607	100,884
Software licenses	116	82	332	400
Service and maintenance	10,450	12,534	31,752	38,516
Other	375	643	1,235	1,663
Total cost of revenues	50,135	47,929	144,926	141,463
Gross profit	70,750	63,786	204,348	190,119
Operating expenses:
Sales and marketing	31,525	27,370	86,505	80,046
Product development and engineering	20,224	18,000	57,906	54,628
General and administrative	15,678	13,734	45,962	41,840
Amortization of acquisition-related intangible assets	5,443	5,121	15,614	15,284
Total operating expenses	72,870	64,225	205,987	191,798
Loss from operations	(2,120)	(439)	(1,639)	(1,679)
Other expense, net	(1,314)	(970)	(2,982)	(2,265)
Loss before income taxes	(3,434)	(1,409)	(4,621)	(3,944)
Income tax provision	(1,335)	(6,059)	(4,372)	(2,282)
Net loss	$(4,769)	$(7,468)	$(8,993)	$(6,226)
Basic and diluted net loss per share	$(0.11)	$(0.18)	$(0.21)	$(0.15)
Shares used in computing net loss per share:
Basic and diluted	42,838	41,823	42,682	41,668
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	4	70	(31)	67
Change in fair value on interest rate hedging instruments	614	(3,482)	1,526	(3,590)
Minimum pension liability adjustments	453	5	(111)	13
Foreign currency translation adjustments	(3,721)	(9,313)	19,028	(3,248)
Other comprehensive income (loss), net of tax:	(2,650)	(12,720)	20,412	(6,758)
Comprehensive income (loss)	$(7,419)	$(20,188)	$11,419	$(12,984)

See accompanying notes.

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2020	48,856	$49	$795,630	$(25,613)	6,138	$(152,299)	$(184,780)	$432,987
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	404	—	(81)	2,017	—	2,421
Vesting of restricted stock awards	185	—	—	—	—	—	—	—
Stock compensation plan expense	—	—	11,493	—	—	—	—	11,493
Minimum pension liability adjustments, net of tax	—	—	—	453	—	—	—	453
Net loss	—	—	—	—	—	—	(4,769)	(4,769)
Unrealized gain on available for sale securities, net of tax	—	—	—	4	—	—	—	4
Change in fair value on interest rate hedging instruments	—	—	—	614	—	—	—	614
Foreign currency translation adjustment	—	—	—	(3,721)	—	—	—	(3,721)
Balance at March 31, 2021	49,041	$49	$807,527	$(28,263)	6,057	$(150,282)	$(189,549)	$439,482

Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2019	47,645	$48	$744,359	$(37,631)	5,948	$(140,701)	$(170,141)	$395,934
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	450	—	(63)	1,508	—	1,958
Vesting of restricted stock awards	244	—	—	—	—	—	—	—
Repurchase of common stock to be held in treasury	—	—	—	—	90	(4,140)	—	(4,140)
Stock compensation plan expense	—	—	9,331	—	—	—	—	9,331
Minimum pension liability adjustments, net of tax	—	—	—	5	—	—	—	5
Net loss	—	—	—	—	—	—	(7,468)	(7,468)
Unrealized gain on available for sale securities, net of tax	—	—	—	70	—	—	—	70
Change in fair value on interest rate hedging instruments	—	—	—	(3,482)	—	—	—	(3,482)
Foreign currency translation adjustment	—	—	—	(9,313)	—	—	—	(9,313)
Balance at March 31, 2020	47,889	$48	$754,140	$(50,351)	5,975	$(143,333)	$(177,609)	$382,895

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
Nine Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2020	48,147	$48	$764,906	$(48,675)	5,975	$(143,333)	$(180,612)	$392,334
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	783	—	(156)	3,806	—	4,589
Vesting of restricted stock awards	728	1	—	—	—	—	—	1
Issuance of common stock in connection with acquisition	166	—	8,183	—	—	—	—	8,183
Repurchase of common stock to be held in treasury	—	—	—	—	238	(10,755)	—	(10,755)
Stock compensation plan expense	—	—	33,655	—	—	—	—	33,655
Minimum pension liability adjustments, net of tax	—	—	—	(111)	—	—	—	(111)
Net loss	—	—	—	—	—	—	(8,993)	(8,993)
Cumulative effect of adoption of updated share-based compensation standard	—	—	—	—	—	—	56	56
Unrealized loss on available for sale securities, net of tax	—	—	—	(31)	—	—	—	(31)
Change in fair value on interest rate hedging instruments	—	—	—	1,526	—	—	—	1,526
Foreign currency translation adjustment	—	—	—	19,028	—	—	—	19,028
Balance at March 31, 2021	49,041	$49	$807,527	$(28,263)	6,057	$(150,282)	$(189,549)	$439,482

Nine Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2019	46,995	$47	$721,438		$(43,593)	5,680	$(127,095)	$(171,420)	$379,377
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	13	—	1,226	``	—	(123)	2,907	—	4,133
Vesting of restricted stock awards	881	1	—		—	—	—	—	1
Repurchase of common stock to held in treasury	—	—	—		—	418	(19,145)	—	(19,145)
Stock compensation plan expense	—	—	31,476		—	—	—	—	31,476
Minimum pension liability adjustments, net of tax	—	—	—		13	—	—	—	13
Net loss	—	—	—		—	—	—	(6,226)	(6,226)
Cumulative effect of adoption of updated revenue recognition standard	—	—	—		—	—	—	37	37
Unrealized gain on available for sale securities, net of tax	—	—	—		67	—	—	—	67
Change in fair value on interest rate hedging instruments	—	—	—		(3,590)	—	—	—	(3,590)
Foreign currency translation adjustment	—	—	—		(3,248)	—	—	—	(3,248)
Balance at March 31, 2020	47,889	$48	$754,140		$(50,351)	5,975	$(143,333)	$(177,609)	$382,895

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended March 31,
	2021	2020

Operating activities:
Net loss	$(8,993)	$(6,226)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	15,614	15,284
Stock-based compensation plan expense	33,644	31,298
Depreciation and other amortization	24,290	19,807
Deferred income tax benefit	(92)	(271)
Provision for allowances on accounts receivable	218	204
Amortization of debt issuance costs	310	310
Amortization of premium (discount) on investments	58	(52)
Gain on other investments	(166)	—
Loss on disposal of equipment	38	104
Loss on foreign exchange	292	504
Changes in operating assets and liabilities:
Accounts receivable	(5,942)	(2,062)
Prepaid expenses and other current assets	(4,612)	(479)
Operating lease right-of-use asset, net	(5,055)	2,282
Other assets	(5,160)	(1,860)
Accounts payable	808	2,627
Accrued expenses	707	(461)
Operating lease liabilities	5,734	(2,125)
Customer account liabilities	1,391	1,074
Deferred revenue	8,924	9,577
Other liabilities	(611)	594
Net cash provided by operating activities	61,397	70,129
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(41,331)	—
Purchases of other investments	(7,150)	(144)
Issuance of note receivable	(2,600)	—
Purchases of available-for-sale securities	(10,224)	(11,473)
Proceeds from sales of available-for-sale securities	10,100	9,900
Capital expenditures, including capitalization of software costs	(24,267)	(39,516)
Net cash used in investing activities	(75,472)	(41,233)
Financing activities:
Repurchase of common stock	(10,755)	(19,145)
Repayment of amounts borrowed under revolving credit facility	(50,000)	(10,000)
Amounts borrowed under revolving credit facility	—	80,000
Repayment of notes payable	—	(365)
Proceeds from exercise of stock options and employee stock purchase plan	4,589	4,133
Net cash provided (used) in financing activities	(56,166)	54,623
Effect of exchange rate changes on cash	5,849	(1,667)
Increase (decrease) in cash, cash equivalents and restricted cash	(64,392)	81,852
Cash, cash equivalents and restricted cash at beginning of period	201,136	97,801
Cash, cash equivalents and restricted cash at end of period	$136,744	$179,653

Cash and cash equivalents at end of period	$128,188	$173,063
Cash held for customers at end of period	8,556	6,590
Cash, cash equivalents and restricted cash at end of period	$136,744	$179,653
Supplemental disclosures of non-cash investing activities:
Issuance of common stock in connection with acquisition	$8,183	$—
See accompanying notes.

Bottomline Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021
Note 1—Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies, Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2021. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 28, 2020.

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

Note 3—Revenue Recognition
    Remaining Performance Obligations
    The transaction price we allocate to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2021 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of SaaS / stand-ready performance obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations. During the three and nine months ended March 31, 2021 and 2020, the amount of revenue recognized from performance obligations satisfied in prior periods was not significant.
The transaction price allocated to unsatisfied performance obligations was $441.6 million as of March 31, 2021 of which we expect to recognize approximately $177.4 million over the next twelve months and the remainder thereafter. We exclude from our measure of remaining performance obligations amounts related to future transactional or usage-based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services.

    Contract Assets and Liabilities
    The table below presents our contract assets and deferred revenue balances as of March 31, 2021 and June 30, 2020.

	March 31,	June 30,
	2021	2020	$ Change
	(in thousands)
Contract assets	6,189	3,646	2,543
Deferred revenue	109,938	96,033	13,905
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
The increase in deferred revenue at March 31, 2021 as compared to June 30, 2020 reflects the deferral of revenue from maintenance contracts, a significant portion of which are billed on a calendar year basis.
    For the three and nine months ended March 31, 2021, we recognized $12.6 million and $81.2 million, respectively, in revenue from amounts that were included in deferred revenue as of June 30, 2020. For the three and nine months ended March 31, 2020, we recognized $11.8 million and $74.1 million, respectively, in revenue from amounts that were included in deferred revenue as of June 30, 2019.

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
    At March 31, 2021 and June 30, 2020, our assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2021				June 30, 2020
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$305	$—	$—	$305	$354	$—	$—	$354
Available for sale securities - Debt
Government - U.S. treasury securities	—	10,182	—	10,182	—	10,148	—	10,148
Total available for sale securities	$—	$10,182	$—	$10,182	$—	$10,148	$—	$10,148
Preferential conversion feature (long-term)	$—	$—	$523	$523	$—	$—	$—	$—
Other investments (long-term)	—	—	798	798	—	—	514	514
Total assets	$305	$10,182	$1,321	$11,808	$354	$10,148	$514	$11,016
Liabilities
Interest rate swap (short-term)	$—	$1,601	$—	$1,601	$—	$1,631	$—	$1,631
Interest rate swap (long-term)	$—	$1,952	$—	$1,952	$—	$3,448	$—	$3,448
Total liabilities	$—	$3,553	$—	$3,553	$—	$5,079	$—	$5,079
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
•    Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at March 31, 2021 and June 30, 2020, approximated fair value.
•    Marketable debt securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable debt securities classified as available for sale. We assess securities with an amortized cost basis in excess of estimated fair value for credit loss. As of March 31, 2021 and June 30, 2020, the unrealized losses associated with available for sale securities were not material. No credit loss has been recorded as we do not intend to sell the investments prior to recovering their amortized costs basis.

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
•     The carrying value of assets related to deposits we have made to fund future requirements associated with Israeli severance arrangements was $1.0 million at March 31, 2021 and June 30, 2020, respectively, which approximated their fair value.
•     We hold certain other investments accounted for at fair value. The fair value of these investments was $0.8 million and $0.5 million at March 31, 2021 and June 30, 2020, respectively. We also have investments for which there is no readily determinable fair value. The carrying value of these investments was $7.6 million and $0.5 million at March 31, 2021 and June 30, 2020, respectively. Investments for which we cannot readily determine fair value are recorded at cost, less impairment (if any), plus or minus adjustments for observable price changes.
•     We have borrowings of $130 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at March 31, 2021 as the instrument carries a variable rate of interest which reflects current market rates.
Marketable Securities
    The table below presents information regarding our marketable securities by major security type as of March 31, 2021 and June 30, 2020.

	March 31, 2021			June 30, 2020
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Government and other debt securities	$68	$10,182	$10,250	$61	$10,148	$10,209
Total marketable securities	$68	$10,182	$10,250	$61	$10,148	$10,209
    The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

March 31, 2021
(in thousands)
Due within 1 year	$10,182
Due in 1 year through 5 years	—
Total	$10,182
    All of our available for sale marketable securities are classified as current assets.
    The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of March 31, 2021 and June 30, 2020, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At March 31, 2021		At June 30, 2020
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government - U.S. treasury securities	$4,035	$—	$2,012	$(1)
Total	$4,035	$—	$2,012	$(1)

Note 5—Business and Asset Acquisitions
TreasuryXpress
On January 13, 2021 we acquired French-headquartered TreasuryXpress Holding SAS (TX) for a total purchase price of $31.9 million in cash. Additionally, we issued 66,403 shares of our common stock to certain selling stockholders of TX with vesting conditions tied to continued employment with us. These shares are compensatory and we will record share-based payment expense over their vesting period of five years.
We are still obtaining fair value estimates for the intangible assets acquired. In the preliminary allocation of the purchase price at March 31, 2021, we recorded $21.4 million of goodwill. The goodwill is not deductible for tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $16.1 million consisting of acquired technology, customer related assets and a trade name are being amortized over a weighted average estimated useful life of 10 years.
Our acquisition of TX, a leading provider of cloud-based treasury management solutions for corporations and banks around the world, will extend our geographic presence in France, the United States and the Middle-East. The operating results of TX have been included as a component of our Cloud Solutions segment from the acquisition date forward and all goodwill was allocated to this segment. TX operating results did not have a material impact on our revenue or net loss and acquisition related costs were approximately $1.5 million and were recorded as a component of general and administrative expenses.
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
We are still obtaining fair value estimates for the intangible assets acquired. In the preliminary allocation of the purchase price at March 31, 2021, we recorded $10.7 million of goodwill. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $6.3 million, consisting of customer and technology related assets, are being amortized over a weighted average estimated useful life of 13 years.
Our acquisition of AnaSys, a provider of financial messaging solutions, extended our geographic presence in Switzerland and Germany and expanded our customer base. The operating results of AnaSys are a component of our Cloud Solutions segment from the date of the acquisition forward and all goodwill was allocated to this segment. AnaSys operating results did not have a material impact on our revenue or net loss and acquisition related costs were approximately $0.3 million and were recorded as a component of general and administrative expenses.
FMR Systems, Inc.
In July 2020, we acquired customer assets and intellectual property from FMR Systems, Inc (FMR), a small corporate and commercial onboarding software provider, for a cash payment of $2.0 million and contingent future cash payments of up to $0.3 million. We will leverage FMR's technology to build a next generation commercial onboarding product.
In the allocation of the purchase price at March 31, 2021, we recorded $1.0 million of goodwill. The goodwill is deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $1.7 million, consisting primarily of technology related assets, are being amortized over a weighted average estimated useful life of 9 years. FMR's operating results are included in our Banking Solutions segment from the acquisition date forward and all goodwill was allocated to this segment. FMR's operating results did not have a material impact on our revenue or net loss and acquisition related costs were not material.

Note 6—Net Loss Per Share
    The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net loss	$(4,769)	$(7,468)	$(8,993)	$(6,226)
Denominator:
Shares used in computing basic and diluted loss per share attributable to common stockholders	42,838	41,823	42,682	41,668
Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.18)	$(0.21)	$(0.15)
For the three and nine months ended March 31, 2021, approximately 2.3 million and 2.4 million shares, respectively, of unvested restricted stock and shares underlying stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive. At March 31, 2021, approximately 0.3 million shares of unvested restricted stock with performance conditions were also excluded from the calculation of diluted earnings per share as the performance contingencies were not resolved and their effect on the calculation would have been anti-dilutive.

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
    Other. Our Other segment consists of our fraud solutions and our healthcare solutions. The Other segment loss reported below is attributable to the operating results of our fraud solutions, as this segment reflects the revenue contribution from the sales channel we acquired and the burden of certain other centralized costs; however our fraud solutions are sold as part of all of our operating segments. Our healthcare solutions focus on eliminating paper intensive processes and providing electronic signature and mobile document capabilities to allow healthcare organizations to improve efficiency and reduce costs. Software revenue for perpetual licenses of our fraud and healthcare products is typically recorded upon delivery of the software and commencement of the license term. Professional services revenue is recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period which is normally twelve months.
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
    We do not track or assign our assets by operating segment.

    Segment information for the three and nine months ended March 31, 2021 and 2020 according to the segment descriptions above, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in thousands)
Segment revenue:
Cloud Solutions	$72,617	$64,069	$207,233	$189,432
Banking Solutions	25,904	24,545	76,074	71,981
Payments and Documents	18,810	19,152	53,384	57,244
Other	3,554	3,949	12,583	12,925
Total segment revenue	$120,885	$111,715	$349,274	$331,582
Segment measure of profit (loss):
Cloud Solutions	$13,764	$12,861	$43,979	$41,674
Banking Solutions	694	1,585	3,594	1,744
Payments and Documents	5,213	4,966	13,400	15,777
Other	(3,842)	(3,397)	(8,894)	(7,459)
Total measure of segment profit	$15,829	$16,015	$52,079	$51,736
    A reconciliation of the total measure of segment profit to our GAAP loss before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in thousands)
Total measure of segment profit	$15,829	$16,015	$52,079	$51,736
Less:
Amortization of acquisition-related intangible assets	(5,443)	(5,121)	(15,614)	(15,284)
Stock-based compensation plan expense	(11,498)	(9,289)	(33,644)	(31,298)
Acquisition and integration-related expenses	(738)	(986)	(2,078)	(4,640)
Restructuring benefit (expense)	4	(730)	(987)	(939)
Excess depreciation associated with restructuring events	—	—	(528)	—
Other non-core (expense) benefit	(52)	—	(148)	10
Global ERP system implementation and other costs	—	(61)	—	(485)
Other expense, net of pension adjustments	(1,536)	(1,237)	(3,701)	(3,044)
Loss before income taxes	$(3,434)	$(1,409)	$(4,621)	$(3,944)
    The following depreciation and other amortization expense amounts are included in the measure of segment profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$4,587	$4,157	$13,397	$11,668
Banking Solutions	3,065	2,480	8,655	6,777
Payments and Documents	290	270	830	725
Other	316	248	880	637
Total depreciation and other amortization expense	$8,258	$7,155	$23,762	$19,807

Disaggregation of Revenue
    The tables below present our subscriptions revenue and total revenue disaggregated by major product classification for the three and nine months ended March 31, 2021 and 2020.

(in thousands)	Three Months Ended March 31,
	2021		2020
	Subscriptions Revenue	Total Revenue	Subscriptions Revenue	Total Revenue
Payment Platforms (1)	$45,864	$50,470	$38,278	$42,548
Banking Solutions	23,522	25,904	20,984	24,545
Legal Spend Management (2)	22,144	22,147	21,521	21,521
All other (3)	8,409	22,364	6,748	23,101
Total revenues	$99,939	$120,885	$87,531	$111,715

(in thousands)	Nine Months Ended March 31,
	2021		2020
	Subscriptions Revenue	Total Revenue	Subscriptions Revenue	Total Revenue
Payment Platforms (1)	$129,545	$142,687	$111,496	$125,924
Banking Solutions	67,804	76,074	57,664	71,981
Legal Spend Management (2)	64,540	64,546	63,508	63,508
All other (3)	21,832	65,967	19,014	70,169
Total revenues	$283,721	$349,274	$251,682	$331,582
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in thousands)
Revenues from unaffiliated customers:
United States	$71,780	$69,164	$211,005	$207,566
United Kingdom	31,325	27,928	87,354	80,002
Switzerland	12,527	9,694	35,403	29,213
Other	5,253	4,929	15,512	14,801
Total revenues from unaffiliated customers	$120,885	$111,715	$349,274	$331,582

    Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At March 31,	At June 30,
	2021	2020
	(in thousands)
Long-lived assets:
United States	$84,627	$64,858
United Kingdom	44,621	41,835
Other	17,189	16,977
Total long-lived assets	$146,437	$123,670

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
Provision for Income Taxes
    We recorded income tax expense of $1.3 million and $6.1 million for the three months ended March 31, 2021 and 2020, respectively. In the three months ended March 31, 2021, income tax expense was primarily attributable to our U.S., UK and Switzerland operations. In the three months ended March 31, 2020, the income tax expense was attributable to our U.S., UK and Switzerland operations, offset in part by an income tax benefit recorded against operating losses in Israel.
We recorded income tax expense of $4.4 million and $2.3 million for the nine months ended March 31, 2021 and 2020, respectively. In the nine months ended March 31, 2021, income tax expense was primarily attributable to our U.S., UK and Switzerland operations. In addition, we recorded discrete tax expense of $0.7 million as a result of tax legislation enacted in the UK in the first quarter of fiscal year 2021, which increased the statutory UK tax rate from 17 percent to 19 percent and required us to re-value our net UK deferred tax liability balance to reflect this higher rate. In the nine months ended March 31, 2020, income tax expense was attributable to our UK and Switzerland operations, offset in part by a deferred tax benefit recorded against operating losses in Israel.
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
    At March 31, 2021, we had a total valuation allowance of $39.1 million against our deferred tax assets given the uncertainty of recoverability of these amounts.
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
    At March 31, 2021, the carrying value of goodwill for all of our reporting units was $245.3 million.

    The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$233,809	$(171,635)	$62,174	7.4
Core technology	153,624	(104,455)	49,169	7.6
Other intangible assets	23,353	(20,673)	2,680	4.9
Capitalized software development costs	28,510	(17,598)	10,912	2.7
Software (1)	97,775	(55,052)	42,723	3.8
Total	$537,071	$(369,413)	$167,658
Unamortized intangible assets:
Goodwill			245,287
Total intangible assets			$412,945

	As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$219,305	$(157,008)	$62,297	7.5
Core technology	135,720	(97,431)	38,289	7.2
Other intangible assets	22,099	(19,927)	2,172	4.8
Capitalized software development costs	26,222	(14,047)	12,175	2.9
Software (1)	84,493	(45,315)	39,178	3.8
Total	$487,839	$(333,728)	$154,111
Unamortized intangible assets:
Goodwill			205,713
Total intangible assets			$359,824
——————
(1)Software includes purchased software and software developed for internal use.
    Estimated amortization expense for the remainder of fiscal year 2021 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of March 31, 2021, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2021	$5,483	$818	$3,410
2022	20,364	5,317	11,570
2023	18,799	2,064	9,182
2024	16,947	1,315	7,327
2025	14,478	708	4,259
2026 and thereafter	37,952	142	1,649
    Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.

    The following table represents a rollforward of our goodwill balances, by reportable segment:

	Cloud Solutions	Banking Solutions	Payments and Documents	Other	Total
	(in thousands)
Balance at June 30, 2020 (1)	$117,493	$39,516	$40,510	$8,194	$205,713
Goodwill acquired during the period	32,037	1,018	—	—	33,055
Impact of foreign currency translation	1,112	—	5,407	—	6,519
Balance at March 31, 2021 (1)	$150,642	$40,534	$45,917	$8,194	$245,287
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
    As the implicit interest rate in our leases is generally not known, we use our incremental borrowing rate as the discount rate for purposes of determining the present value of our lease liabilities. Our determination of the incremental borrowing rate takes into consideration the expected term of the lease, the effect of the currency in which the lease is denominated and the rate of interest we would expect to incur on a collateralized debt instrument. At March 31, 2021, our weighted average discount rate utilized for our leases was 5.8%
    When our contracts contain lease and non-lease elements, we account for both as a single lease component.
    We lease office space in cities worldwide under facility leases that expire at various dates. We are typically required to pay certain incremental operating costs above the base rent for our facility leases. Our leases may include periodic payment adjustments based on changes in applicable price indexes. To the extent the adjustment is considered a fixed payment it is included in the measurement of the ROU asset and lease liability, otherwise it is recognized in the period incurred. We also have a variety of data center locations and, to a lesser extent, vehicle and equipment leases. Our facility leases represent the substantial majority of our operating leases and often include renewal options that we can exercise unilaterally. At March 31, 2021, renewal options ranged from 3 months to 10 years.
At March 31, 2021, our operating leases had a weighted average remaining lease term of 8.7 years and we had no material finance leases.
    Additional information of our lease activity, as of and for the three and nine months ended March 31, 2021 is as follows:

	Three Months Ended March 31,	Nine Months Ended March 31,
Operating leases:	2021	2021
	(in thousands)
Operating lease cost	$1,992	$5,811
Short-term lease cost	99	262
Variable lease cost	538	1,628
Sublease income	(87)	(263)
Total lease cost	$2,542	$7,438

.

March 31, 2021
(in thousands)
Right-of-use assets, net	$30,811

Operating lease liabilities, current (1)	6,413
Operating lease liabilities, non-current	27,828
Total operating lease liabilities	$34,241
——————
(1)    Included as a component of accrued expenses and other current liabilities.

Nine Months Ended March 31,
2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$6,371
Right-of-use assets obtained in exchange for lease obligations	$11,184
During the three months ended March 31, 2021, we amended the lease on our corporate headquarters to obtain additional space and extend the lease term through December 31, 2034. The increase in our ROU assets and lease liabilities during the nine months ended March 31, 20201, is primarily due to the lease amendment on our corporate headquarters.
Remaining maturities of lease liabilities at March 31, 2021 were as follows:

For the year ending June 30,	Operating Leases
(in thousands)
2021	$2,130
2022	7,740
2023	5,990
2024	3,747
2025	3,332
Thereafter	22,228
Total lease payments	45,167
Less imputed interest	(10,926)
Total lease liabilities	$34,241

As of March 31, 2021, we had additional operating leases that had not yet commenced of $2.3 million. These operating leases will commence in fiscal year 2022 and have a lease term between 12 months to 13 years.

During the nine months ended March 31, 2021, we exited three facilities and recorded an impairment of $0.7 million on the ROU assets.

Legal Matters
    We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any legal proceedings we believe would have a material impact on our financial position or operating results.

Note 11—Indebtedness
Credit Agreement

    We are party to a credit agreement with Bank of America, N.A. and certain other lenders (the Credit Agreement) that provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) and that expires in July 2023. We have the right to request an increase of the aggregate commitments under the Credit Facility by up to an additional $150 million, subject to specified conditions. At March 31, 2021, we owed $130 million under the Credit Facility.
Borrowings under the Credit Facility may be used for lawful corporate purposes of Bottomline and its subsidiaries, including acquisitions, share repurchases, capital expenditures, the repayment or refinancing of indebtedness and general corporate purposes. The Credit Facility is available for the issuance of up to $20 million of letters of credit and up to $20 million of swing line loans.
    The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.50 to 1.00; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default and related cure provisions. As of March 31, 2021, we were in compliance with all covenants.
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
Note 12—Derivative Instruments
Cash Flow Hedges
Interest Rate Swap Agreements
We utilize interest rate swap agreements to hedge our exposure to interest rate risk. At March 31, 2021, we had two outstanding interest rate swap agreements with notional values of $100 million and $80 million.
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
We designated the interest rate swaps as hedging instruments and they qualified for hedge accounting upon inception and at March 31, 2021. To continue to qualify for hedge accounting, the instruments must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.
The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at March 31, 2021 and June 30, 2020 were as follows:

Description	Balance Sheet Location	March 31, 2021	June 30, 2020
Derivative interest rate swaps		(in thousands)
Short-term derivative liability	Accrued expenses and other current liabilities	$1,601	$1,631
Long-term derivative liability	Other liabilities	$1,952	$3,448
The following table presents the effect of the derivative interest rate swaps in our consolidated statement of comprehensive loss for the nine months ended March 31, 2021 and 2020.

	Gain (Loss) in AOCI June 30, 2020	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI March 31, 2021
	(in thousands)
Derivative interest rate swap	$(5,079)	$171	$1,355	$(3,553)

	Gain (Loss) in AOCI June 30, 2019	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI March 31, 2020
	(in thousands)
Derivative interest rate swap	$(1,285)	$(3,595)	$5	$(4,875)
——————
(1)    Recorded as interest income (expense) within other expense, net in our unaudited consolidated statements of comprehensive income (loss).
During the three and nine months ended March 31, 2021, we concluded that no portion of the hedges was ineffective.
We expect to reclassify approximately $1.7 million of this unrealized loss from AOCI to earnings over the next twelve months.

Note 13—Postretirement and Other Employee Benefits
Defined Benefit Pension Plan
    We sponsor defined benefit pension plans for our Swiss-based employees (the Swiss pension plans) that are governed by local regulatory requirements. The Swiss pension plans include certain minimum benefit guarantees that, under U.S. GAAP, require defined benefit plan accounting.
    Net periodic pension costs for the Swiss pension plans included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in thousands)
Components of net periodic cost
Service cost	$793	$749	$2,351	$2,202
Interest cost	38	57	113	169
Prior service credit	(84)	(79)	(251)	(233)
Net actuarial loss	62	122	185	359
Expected return on plan assets	(302)	(317)	(888)	(933)
Net periodic cost	$507	$532	$1,510	$1,564
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
Financial Highlights
For the nine months ended March 31, 2021, our revenue increased to $349.3 million from $331.6 million in the same period of the prior fiscal year. Our revenue for the nine months ended March 31, 2021 was favorably impacted by $6.8 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling, which appreciated against the U.S. Dollar as compared to the same period of the prior fiscal year. The overall revenue increase was attributable to revenue increases in our Cloud Solutions and Banking Solutions segments of $17.8 million and $4.1 million, respectively, partially offset by a $3.9 million revenue decrease in our Payments and Documents segment. The Cloud Solutions segment's revenue increase was primarily due to increased subscription revenue from our payment platforms. The increased revenue in our Banking Solutions segment was primarily due to new customer engagements and platform go-lives, as customers continued to deploy our hosted solutions.
For the nine months ended March 31, 2021, our gross profit increased by $14.2 million over the same period in the prior fiscal year, primarily driven by the revenue increases described above. The expansion in our gross profit was offset by increased operating expenses of $14.2 million and an increase in our provision for income taxes of $2.1 million, resulting in a net loss of $9.0 million in the nine months ended March 31, 2021 compared to a net loss of $6.2 million in the same period of the prior fiscal year.
    In the nine months ended March 31, 2021, we derived approximately 40% of our revenue from customers located outside of North America, principally in the United Kingdom (UK), continental Europe and the Asia-Pacific region.
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

COVID-19
The United States and the global communities in which we operate continue to face challenges posed by the COVID-19 pandemic although we, like many companies, are encouraged by the increased availability of vaccines and we look forward to an ultimate return to a more normalized working environment. To date however, we have continued to suspend virtually all travel for employees, our offices generally remain closed and, since mid-March 2020, our employees have continued to work remotely in most geographies.
While we continue to operate effectively during this challenge, the full impact of the COVID-19 pandemic on our business and the global economy remains uncertain. The ultimate consequences will depend on many factors outside of our control, including the availability and effectiveness of vaccines and therapeutics and the ultimate duration and severity of the pandemic itself; including the impact of any COVID variants that may emerge.
Certain of our transactional revenue streams, specifically those arising through Paymode-X and Legal Spend Management, were the most significantly impacted during the past year. We are observing that transaction volumes for each of these solutions are returning to normalized levels. We are encouraged by this trend and we believe it supports the belief that business recovery is underway.
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
Results of Operations
Three and Nine Months Ended March 31, 2021 Compared to the Three and Nine Months Ended March 31, 2020
Segment Information
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

    The following tables represent our segment revenues and our measure of segment profit (loss):

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$72,617	$64,069	$8,548	13.3%	$207,233	$189,432	$17,801	9.4%
Banking Solutions	25,904	24,545	1,359	5.5%	76,074	71,981	4,093	5.7%
Payments and Documents	18,810	19,152	(342)	(1.8)%	53,384	57,244	(3,860)	(6.7)%
Other	3,554	3,949	(395)	(10.0)%	12,583	12,925	(342)	(2.6)%
Total segment revenue	$120,885	$111,715	$9,170	8.2%	$349,274	$331,582	$17,692	5.3%

Segment measure of profit (loss):
Cloud Solutions	$13,764	$12,861	$903	7.0%	$43,979	$41,674	$2,305	5.5%
Banking Solutions	694	1,585	(891)	(56.2)%	3,594	1,744	1,850	106.1%
Payments and Documents	5,213	4,966	247	5.0%	13,400	15,777	(2,377)	(15.1)%
Other	(3,842)	(3,397)	(445)	(13.1)%	(8,894)	(7,459)	(1,435)	(19.2)%
Total measure of segment profit	$15,829	$16,015	$(186)	(1.2)%	$52,079	$51,736	$343	0.7%
    A reconciliation of the total measure of segment profit to our GAAP loss before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in thousands)
Total measure of segment profit	$15,829	$16,015	$52,079	$51,736
Less:
Amortization of acquisition-related intangible assets	(5,443)	(5,121)	(15,614)	(15,284)
Stock-based compensation plan expense	(11,498)	(9,289)	(33,644)	(31,298)
Acquisition and integration-related expenses	(738)	(986)	(2,078)	(4,640)
Restructuring benefit (expense)	4	(730)	(987)	(939)
Excess depreciation associated with restructuring events	—	—	(528)	—
Other non-core (expense) benefit	(52)	—	(148)	10
Global ERP system implementation and other costs	—	(61)	—	(485)
Other expense, net of pension adjustments	(1,536)	(1,237)	(3,701)	(3,044)
Loss before income taxes	$(3,434)	$(1,409)	$(4,621)	$(3,944)
Cloud Solutions
Revenues from our Cloud Solutions segment increased $8.5 million for the three months ended March 31, 2021 as compared to the same period in the prior fiscal year, primarily due to increased revenue of $7.9 million from our payment platforms. Segment profit increased $0.9 million for the three months ended March 31, 2021 as compared to the same period in the prior fiscal year as the revenue increases described above were offset in part by increased operating expenses of $5.8 million related primarily to increased sales and marketing expenses and general and administrative expenses and, to a lesser extent, increased cost of revenues.
Revenues from our Cloud Solutions segment increased $17.8 million for the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year, primarily due to increased revenue of $16.8 million from our payment platforms. Segment profit increased $2.3 million for the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year, as the increase in revenue described above was offset in part by an increase in operating expenses of $11.6 million primarily related to sales and marketing expenses and general and administrative expenses and increased cost of revenues of $3.9 million primarily related to subscriptions costs. We expect revenue and profit for the Cloud Solutions segment to continue to increase in fiscal year 2021 as compared to fiscal year 2020, predominantly as a result of increased revenue from our payment platforms.

Banking Solutions
Revenues from our Banking Solutions segment increased $1.4 million for the three months ended March 31, 2021 as compared to the same period in the prior fiscal year, primarily due to increased subscriptions revenue of $2.5 million, partially offset by decreased service and maintenance revenue of $1.2 million. The increase in subscriptions revenue was primarily related to our existing customer base expanding on our SaaS platforms and as a result of our continued deployment of our newer banking solutions. The decrease in professional services revenue was primarily driven by our business strategy, which remains focused on a subscription revenue model rather than one-time license events. Segment profit decreased $0.9 million for the three months ended March 31, 2021 as compared to the same period in the prior fiscal year, due to an increase in cost of revenues and operating expenses of $1.3 million and $1.0 million, respectively, partially offset by the increases in revenue describe above.
Revenues from our Banking Solutions segment increased $4.1 million for the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year, primarily due to increased subscriptions revenue of $10.1 million, partially offset by decreased service and maintenance revenue of $5.5 million as we continued to emphasize sales of our hosted solutions rather than on premise license deployments. The increase in subscriptions revenue was primarily related to customers going live on our hosted solutions. Segment profit increased $1.9 million for the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year due to the revenue increases described above, partially offset by an increase in costs of sales of $1.6 million and operating expenses of $0.6 million, respectively. We expect revenue to continue to increase and profit to remain relatively consistent for the Banking Solutions segment in fiscal year 2021 as compared to fiscal year 2020.
Payments and Documents
Revenues from our Payments and Documents segment decreased $0.3 million for the three months ended March 31, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased service and maintenance and equipment revenue of $1.4 million and $0.3 million, respectively, partially offset by increased subscriptions revenue of $1.6 million. The decrease in service and maintenance revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit increased $0.2 million for the three months ended March 31, 2021 as compared to the same period in the prior fiscal year, primarily due to a decrease in cost of revenue of $0.7 million.
Revenues from our Payments and Documents segment decreased $3.9 million for the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased service and maintenance and software licenses revenue of $4.0 million and $1.6 million, respectively, partially offset by increased subscriptions revenue of $2.4 million. The decrease in service and maintenance revenue and software license revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit decreased $2.4 million for the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year, primarily due to the revenue decrease described above and increased operating expenses of $0.6 million primarily related to sales and marketing costs, partially offset by a decrease in cost of revenues of $2.1 million. We expect revenue and profit to decrease for the Payments and Documents segment in fiscal year 2021, primarily due to decreased service and maintenance and software licenses.
Other
Revenues from our Other segment decreased at relatively consistent levels for the three months ended March 31, 2021 as compared to the same period in the prior fiscal year. Segment revenue decreased by $0.3 million while profit decreased $1.4 million for the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year primarily due to increased cost of revenue related to subscriptions and increased operating expenses primarily related to sales and marketing. We expect Other segment revenue to continue to decrease in fiscal year 2021 as compared to fiscal year 2020 as our fraud solutions are increasingly sold by other segments while certain centralized costs continue to be borne by the Other segment.

Revenues by category

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions	$99,939	$87,531	$12,408	14.2%	$283,721	$251,682	$32,039	12.7%
Software licenses	1,092	1,546	(454)	(29.4)%	3,871	6,922	(3,051)	(44.1)%
Service and maintenance	19,292	21,732	(2,440)	(11.2)%	59,878	70,618	(10,740)	(15.2)%
Other	562	906	(344)	(38.0)%	1,804	2,360	(556)	(23.6)%
Total revenues	$120,885	$111,715	$9,170	8.2%	$349,274	$331,582	$17,692	5.3%

As % of total revenues:
Subscriptions	82.7%	78.4%			81.2%	75.9%
Software licenses	0.9%	1.4%			1.1%	2.1%
Service and maintenance	16.0%	19.5%			17.1%	21.3%
Other	0.4%	0.7%			0.6%	0.7%
Total revenues	100.0%	100.0%			100.0%	100.0%
Subscriptions
    Revenues from subscriptions increased $12.4 million for the three months ended March 31, 2021 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by increases in subscriptions revenue from our Cloud Solutions, Banking Solutions, and Payments and Documents segments of $8.2 million, $2.5 million, and $1.6 million, respectively, due to the impact of customers going live on our hosted solutions and the continued impact of customers converting to our subscription based solutions.
Revenues from subscriptions increased $32.0 million for the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by increases in subscriptions revenue from our Cloud Solutions, Banking Solutions and Payments and Documents segments of $19.1 million, $10.1 million and $2.4 million, respectively, due to the impact of customers going live on our hosted platforms and the impact of customers converting to our subscription based solutions. We expect subscriptions revenues to continue to increase in fiscal year 2021 due to the continued adoption of our subscription based offerings.
Software Licenses
    Revenues from software licenses decreased $0.5 million for the three months ended March 31, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from our Payments and Documents segment and Other segment of $0.2 million and $0.3 million, respectively. The decrease in software license revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions and our continued de-emphasis of deployed, perpetual license solutions.
Revenues from software licenses decreased $3.1 million for the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from our Payments and Documents segment, Other segment, and Banking Solutions segment of $1.6 million, $0.7 million and $0.5 million, respectively. The decrease in software license revenue was by design and driven by the continued conversion of our customers to our hosted and subscription based solutions and our continued de-emphasis of deployed, perpetual license solutions. We expect software license revenues to continue to decrease in fiscal year 2021, as we continue to emphasize our subscription based solutions rather than on-premise software deployments.
Service and Maintenance
    Revenues from service and maintenance decreased $2.4 million for the three months ended March 31, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from our Payments and Documents segment and Banking Solutions segment of $1.4 million and $1.2 million, respectively, driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions.
Revenues from service and maintenance decreased $10.7 million for the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year. The overall revenue decrease was due principally to decreases in revenue from our Banking Solutions segment, Payments and Documents segment and Cloud Solutions segment of $5.5 million, $4.0 million and $1.1 million, respectively, in each case reflecting the continued conversion of customers to our hosted and subscription based solutions rather than deployed, perpetual-license solutions. We expect service and maintenance revenues will continue to decrease in fiscal year 2021, primarily due to our continued emphasis on our hosted solutions.
Other
Our other revenues consist principally of equipment and supplies sales, which remained minor components of our overall revenue. We expect that other revenues will remain minor components of our overall revenue during fiscal year 2021.
Cost of revenues by category

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions	$39,194	$34,670	$4,524	13.0%	$111,607	$100,884	$10,723	10.6%
Software licenses	116	82	34	41.5%	332	400	(68)	(17.0)%
Service and maintenance	10,450	12,534	(2,084)	(16.6)%	31,752	38,516	(6,764)	(17.6)%
Other	375	643	(268)	(41.7)%	1,235	1,663	(428)	(25.7)%
Total cost of revenues	$50,135	$47,929	$2,206	4.6%	$144,926	$141,463	$3,463	2.4%
Gross Profit ($)	$70,750	$63,786	$6,964	10.9%	$204,348	$190,119	$14,229	7.5%
Gross Profit (%)	58.5%	57.1%			58.5%	57.3%
Subscriptions
    Subscriptions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions costs remained relatively consistent at 39% as a percentage of subscriptions revenues in the three and nine months ended March 31, 2021 as compared to 40% in the three and nine months ended March 31 2020. We expect subscriptions costs as a percentage of subscriptions revenues will continue to decrease slightly in fiscal year 2021 as a result of increased revenue contribution from our cloud-based banking, legal spend management and Paymode-X solutions.

Software Licenses
    Software license costs consist of expenses incurred by us to distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs as a percentage of software license revenues increased to 11% in the three months ended March 31, 2021 as compared to 5% of software license revenue in the three months ended March 31, 2020.
Software license costs as a percentage of software license revenue increased to 9% in the nine months ended March 31, 2021 compared to 6% in the nine months ended March 31, 2020. Overall, software license costs remain inconsequential.
Service and Maintenance
    Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs as a percentage of service and maintenance revenues decreased to 54% in the three months ended March 31, 2021 as compared to 58% in the three months ended March 31, 2020 primarily due to a decrease in costs from our Payments and Documents Solutions and Cloud Solutions segments.
Service and maintenance costs remained relatively consistent at 53% of service and maintenance revenues for the nine months ended March 31, 2021 as compared to 55% of service and maintenance revenues for the nine months ended March 31, 2020 primarily due to a decrease in costs from our Payments and Documents Solutions and Cloud Solutions segments. We expect that service and maintenance costs will remain relatively consistent in fiscal year 2021.
Other
Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. These remain minor components of our business. We expect other costs as a percentage of other revenues will decrease slightly in fiscal year 2021.

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$31,525	$27,370	$4,155	15.2%	$86,505	$80,046	$6,459	8.1%
Product development and engineering	20,224	18,000	2,224	12.4%	57,906	54,628	3,278	6.0%
General and administrative	15,678	13,734	1,944	14.2%	45,962	41,840	4,122	9.9%
Amortization of acquisition-related intangible assets	5,443	5,121	322	6.3%	15,614	15,284	330	2.2%
Total operating expenses	$72,870	$64,225	$8,645	13.5%	$205,987	$191,798	$14,189	7.4%

As % of total revenues:
Sales and marketing	26.1%	24.5%			24.8%	24.1%
Product development and engineering	16.7%	16.1%			16.6%	16.5%
General and administrative	13.0%	12.3%			13.2%	12.6%
Amortization of acquisition-related intangible assets	4.5%	4.6%			4.5%	4.6%
Total operating expenses	60.3%	57.5%			59.1%	57.8%
Sales and Marketing
    Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased $4.2 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to an increase in employee related costs of $4.9 million, partially offset by decreased travel related costs of $0.8 million.
Sales and marketing expenses increased $6.5 million in the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020 due to an increase in employee related costs of $9.9 million, partially offset by decreased travel related costs of $2.6 million and decreased marketing related costs of $0.4 million. We expect sales and marketing expenses as a percentage of total revenues will increase in fiscal year 2021.
Product Development and Engineering
Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products as well as initiatives related to new product development. Product development and engineering expenses increased $2.2 million in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 primarily due to an increase in headcount related costs of $2.3 million.
Product development and engineering expenses increased $3.3 million in the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020, due to an increase in headcount related costs of $4.0 million as we continued to invest in the development of innovative, feature-rich products, partially offset by decreased travel related costs of $0.5 million. We expect product development and engineering expenses as a percentage of total revenues will remain consistent in fiscal year 2021.
General and Administrative
    General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased $1.9 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to an increase in employee related costs of $2.1 million, partially offset by a decrease in acquisition and integration expense of $0.2 million.
General and administrative expenses increased $4.1 million in the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020 primarily due to an increase in employee related costs of $5.1 million and depreciation expense of $2.3 million, partially offset by a decrease in acquisition and integration expense of $2.3 million and facility costs of $1.1 million. We expect general and administrative expenses as a percentage of total revenues will slightly increase in fiscal year 2021.

Amortization of Acquisition-related Intangible Assets
We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. We expect total amortization expense for acquired intangible assets will be approximately $21 million in fiscal year 2021.
 Other Expense, Net

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$37	$142	$(105)	(73.9)%	$232	$533	$(301)	(56.5)%
Interest expense	(993)	(833)	(160)	(19.2)%	(3,574)	(2,310)	(1,264)	(54.7)%
Other income (expense), net	(358)	(279)	(79)	(28.3)%	360	(488)	848	173.8%
Other expense, net	$(1,314)	$(970)	$(344)	(35.5)%	$(2,982)	$(2,265)	$(717)	(31.7)%
    The components of other expense, net are as depicted above and remain minimal overall components of our operations. The increase in interest expense in the three and nine months ended March 31, 2021 as compared to the three and nine months ended March 31, 2020 is a result of an increase in borrowings under our line of credit arrangement during the period of March, 2020 through December, 2020.
Provision for Income Taxes
    We recorded income tax expense of $1.3 million and $6.1 million for the three months ended March 31, 2021 and 2020, respectively. We recorded income tax expense of $4.4 million and $2.3 million for the nine months ended March 31, 2021 and 2020, respectively. Please refer to Note 8 Income Taxes to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Liquidity and Capital Resources
We are party to a credit agreement with Bank of America, N.A. and certain other lenders that provides for a credit facility in the amount of up to $300 million (the Credit Facility). We have the right to request an increase to the aggregate commitments to the Credit Facility of up to an additional $150 million, subject to specified conditions. The Credit Facility expires in July 2023. At March 31, 2021, borrowings were $130 million and we were in compliance with all covenants.
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
    One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity for the periods ended March 31, 2021 and June 30, 2020 and a summary of our cash activity for the nine months ended March 31, 2021 and 2020 are summarized in the tables below:

	March 31,	June 30,
	2021	2020
	(in thousands)
Cash and cash equivalents	$128,188	$194,832
Marketable securities	10,250	10,209
Borrowings under credit facility	130,000	180,000

	Nine Months Ended March 31,
	2021	2020
	(in thousands)
Cash provided by operating activities	$61,397	$70,129
Cash used in investing activities	(75,472)	(41,233)
Cash (used in) provided by financing activities	(56,166)	54,623
Effect of exchange rates on cash	5,849	(1,667)
     Cash, cash equivalents and marketable securities. At March 31, 2021, our cash and cash equivalents of $128.2 million consisted primarily of cash deposits held at major banks and money market funds. The $66.6 million decrease in cash and cash equivalents at March 31, 2021 from June 30, 2020 was primarily due to cash used to fund the repayment of borrowing under our revolving credit facility of $50.0 million, to repurchase common stock of $10.8 million, capital expenditures, including capitalization of software costs of $24.3 million, business and asset acquisitions, net of cash acquired of $41.3 million, and other investment opportunities of $9.8 million, partially offset by cash generated from operations of $61.4 million and the effect of foreign exchange rates on cash of $5.8 million.
    Cash, cash equivalents and marketable securities included approximately $84.8 million held by our foreign subsidiaries as of March 31, 2021. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK, Switzerland, India and one of our Australian subsidiaries in which we have initiated a plan of liquidation and therefore we do not provide for U.S. income taxes that could result from the distribution of foreign earnings from our international subsidiaries other than the UK, Switzerland, India and one of our Australian subsidiaries. If our reinvestment plans change based on future events and we decide to repatriate amounts from other international subsidiaries to fund our domestic operations, those amounts would generally become subject to state tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made.
    Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Increases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar increased our overall cash balances by approximately $5.8 million for the nine months ended March 31, 2021. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances, however, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.
At March 31, 2021, a substantial portion of our deferred tax assets have been reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.
    Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations decreased by $8.7 million in the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year. The decrease was primarily related to a decrease in cash flows generated from accounts receivable of $3.9 million and decrease in cash flows for prepaid expenses and other assets of $4.1 million and $3.3 million, respectively.
    Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $34.2 million increase in net cash used in investing activities for the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year was primarily due to cash used to fund business and asset acquisitions, net of cash acquired, of $41.3 million and other investments of $9.8 million, partially offset by a decrease in cash used for capital expenditures of $15.2 million and a decrease in cash used for the purchase of available for sale securities of $1.2 million.
    Financing Activities. Financing cash flows consist primarily of cash inflows as a result of borrowings under our revolving credit facility and proceeds from the sale of shares of common stock through employee equity incentive plans, offset by repurchases of our common stock. The increase in cash used in financing activities of $110.8 million was due to an increase in cash used to repay amounts due under our revolving credit facility of $40 million and the absence of borrowings under our revolving credit facility of $80 million, partially offset by a decrease in cash used to repurchase common stock of $8.4 million
Contractual Obligations
    During the three months ended March 31, 2021, we amended the lease on our corporate headquarters to obtain additional space and extend the lease term through December 31, 2034, increasing our contractual obligation under the lease by $14.4 million. During the nine months ended March 31, 2021, we repaid $50 million under our revolving credit facility. Other than the modification to the lease on our corporate headquarters and the repayment on our revolving credit facility, there have been no other material changes to the contractual obligations from that which was disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
    Our estimate of unrecognized tax benefits for which cash settlement may be required is $2.6 million. As of March 31, 2021, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the three months ended March 31, 2021.

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
Item 4. Controls and Procedures
    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
    Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
    No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by us of our common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	—	$—	—	$20,105,000
February 1, 2021 - February 28, 2021	—	—	—	20,105,000
March 1, 2021 - March 31, 2021	—	—	—	20,105,000
Total	—	$—	—
——————
(1)On August 5, 2019, we announced that our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $50 million. This program expires on August 5, 2021.
Recent Sales of Unregistered Securities
On January 13, 2021, we issued 66,403 shares of our common stock, all of which are subject to vesting conditions tied to on-going employment with us, to certain selling stockholders of TreasuryXpress Holdings SAS (TX) in connection with our purchase of all the outstanding equity securities of TX. These shares were issued in reliance upon the exemption from the registration statements of the Securities Act of 1933, as amended (Securities Act) provided by Section 4(a)(2) of the Securities Act. No underwriters were involved in any such issuances.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Second Amended and Restated By-Laws of the Company	8-K	000-25259	3.1	11/25/2020

10.1	Executive Employment Agreement, dated as of March 1, 2021 between the Company and Bruce Bowden	8-K	000-25259	10.1	03/01/2021

10.2	Executive Retention Agreement, dated as of March 1, 2021, between the Company and Bruce Bowden	8-K	000-25259	10.2	03/01/2021

10.3	Letter Agreement, dated as of March 10, 2021, between the Company and Richard Booth	8-K	000-25259	10.1	03/12/2021

10.4	Service Agreement, dated March 12, 2021, between Bottomline Technologies Europe Limited and Nigel Savory	8-K	000-25259	10.2	03/12/2021

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
**    submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and June 30, 2020, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2021 and 2020, (iii) Unaudited Consolidated Statements of Stockholders' Equity for the three and nine months ended March 31, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 and 2020 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Bottomline Technologies, Inc.

Date:	May 10, 2021	By:	/s/ A. BRUCE BOWDEN
A. Bruce Bowden
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)