Form 10-K
period 2021-06-30
BOTTOMLINE TECHNOLOGIES INC
filed 2021-08-30
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-K
——————
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s common stock at the close of business on December 31, 2020 was $1,991,764,706 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based). The registrant has no non-voting stock.
There were 45,640,031 shares of common stock, $.001 par value per share, of the registrant outstanding as of August 13, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under
“Part I-Item 1. Business-Information about our Executive Officers and Other Key Employees”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended June 30, 2021, a definitive proxy statement for our 2021 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

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

Item 1. Business.
Our Company
    We help make complex business payments simple, smart and secure. We provide solutions that help accelerate the digital transformation of business payments. Corporations and banks rely on us for domestic and international payments, efficient cash management, automated workflows for payment processing, bill review and fraud detection.
    We operate payment platforms that facilitate electronic payment and transaction settlement between businesses and their vendors. Corporate customers rely on our solutions to automate payment and accounts payable processes, optimize working capital and reduce fraud. We offer solutions that banks use to provide payment, cash management and treasury capabilities to their business customers, as well as solutions that financial institutions use to engage intelligently with customers to acquire, deepen and grow profitable relationships. Our legal spend management solutions help determine the right amount to pay for legal services and claims for insurance companies and other large consumers of outside legal services, as well as related tools and analytics for law firms. Our fraud and risk management solutions are designed to non-invasively monitor and analyze user behavior and payment transactions to flag behavioral and data anomalies and other suspicious activity to gain protection from internal fraud and external financial crime.
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
    Unless the context requires otherwise, references in this Annual Report on Form 10-K to we, us, our, Bottomline and the Company refer to Bottomline Technologies, Inc. and its subsidiaries. Our fiscal year ends on June 30, and we sometimes identify our fiscal years in this Annual Report on Form 10-K by the calendar years in which they end. For example, we refer to the fiscal year ended June 30, 2021 as "fiscal year 2021."
Our Strategy
    Our objective is to be the leading global provider of business payment technology. Key elements of our strategy are aimed at accelerating the digital transformation of business payments and banking for large enterprises and banks and include:
•growing our payment platforms by adding payers, vendors, channel partners and new, innovative business payment capabilities;
•providing solutions that enable banks of all sizes to offer their customers leading cash management and treasury capabilities, as well as solutions designed to deepen and grow profitable bank customer relationships;
•enhancing the effectiveness and impact of our solutions by leveraging and investing in new technologies such as machine learning and predictive analytics, and
•pursuing acquisitions, investments and strategic partnerships that expand our geographical footprint, market share or extend our product capabilities
In support of our strategy, we will continue to seek to attract and retain exceptional technical and management talent with experience in the markets we serve.

Our Products and Services
    The following is a summary of our major product offerings; however, we continue to innovate and adapt our solutions as standards, customer needs and technology evolve.
Paymode-X and PTX
Paymode-X and PTX are our largest and fastest growing payment platforms.
    Paymode-X is a SaaS solution that helps over 450,000 businesses pay and get paid. Our Paymode-X solution allows businesses to easily transition from legacy invoice-to-pay processes, maximizing cost-savings, efficiency and security. Businesses can streamline invoice receipt, automate workflows, accelerate approvals, and make virtual card, automated clearing house (ACH), and check payments using a single integrated solution. Paymode-X customers gain immediate benefits because many of their vendors are already part of the Paymode-X network and can begin to be paid electronically on day one. Our vendor enrollment process leverages our proprietary Intelligent Engagement Model which includes predictive analytics, tailored digital campaign processes and tools designed to maximize vendor adoption. Our solution leverages known payment type preferences across member businesses in order for customers to settle vendor payments utilizing a mix of virtual card, automated clearing house (ACH), check and wire payments that will yield the greatest financial and efficiency gains. Accounts payable departments can improve payment processing security and compliance with comprehensive payment risk scoring and integrated vendor authentication and fraud prevention services. Their vendors benefit from convenient invoice submission, payment, and remittance options which streamline their receivables processes. In addition to our internal sales team, a number of leading financial institutions partner with us to resell Paymode-X capabilities to their corporate clients. We have commercial relationships with both Visa and Mastercard and are able to offer both options to financial institutions as part of an overall Paymode-X solution while also having the ability to offer Visa capabilities directly to corporate customers.
Our PTX solution offers organizations of any size simple, secure and efficient ways to pay and get paid. PTX enables businesses to efficiently manage key business processes such as making payments domestically and overseas, receiving payments through a variety of channels and protecting payments from fraud and error. PTX ensures that the critical processes related to sending and receiving payments are as efficient and secure as possible. Efficiencies include saving time, such as by using one payment system for both domestic and international payments; saving money, by leveraging lower cost payment alternatives and avoiding failed transactions; and saving data, to reduce the risk of manual verification and human error. PTX also offers offers protection to ensure security and avoid fraudulent payments by leveraging intelligent fraud and cybercrime capabilities. PTX is a modular platform designed to incorporate regulatory changes such as the UK New Payments Architecture as well as innovation driven changes such as Open Banking, leveraging these changes to offer new ways to pay and facilitate consolidated views of bank accounts across the world. It supports making payments via BACS, Faster Payments and checks and supports collecting payments via direct debit, card and other methods. PTX also helps manage invoices, payment remittances and other important business documents.
Financial Messaging
    Our Financial Messaging solutions are recognized and trusted by customers all over the world. Financial messaging leverages multiple domestic and cross-border payment networks and schemes, including SWIFT, UK Faster Payments, RT1, TIPS, Bacs, Six, EBICS, Visa and others. Overall, our solutions allow financial institutions and corporations to achieve lower costs, rapid implementation, greater security and improved risk management, while avoiding the costly internal infrastructure typical of legacy, on-premise solutions.
Banking Solutions
    Our digital banking solutions are designed to engage intelligently with customers, deliver a unified digital experience as well as acquire, deepen and grow profitable relationships.
Digital Banking IQ is our complete solution for digital banking transformation. From actionable insights to faster onboarding, Digital Banking IQ is a leading intelligent engagement platform for banking and payments. It is a customer-centric, cloud platform based on the pillars of cash management, payment flexibility, digital banking, relationship management, customer insights and experiences, data connectivity, and risk mitigation.
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

Legal Spend Management
    Our legal spend management solutions integrate with claims management and time and billing systems to automate legal invoice management processes and to provide insight into all areas of a company’s outside legal spend. Insurance carriers, third-party administrators and self-insureds use these solutions to better manage legal costs, determine which costs are accurate and where errors or overcharges exist. The combination of automated invoice routing and a sophisticated rules engine allows corporate legal and insurance claim departments to create more efficient processes for managing invoices generated by law firms and other service providers, while offering insight into important legal spend factors including expense monitoring and outside counsel performance. We continue to expand the capabilities of these offerings to leverage predictive analytics to facilitate the selection and retention of counsel, forecast claim settlement and litigation expense and augment the management and budgeting of litigation matters.
Fraud and Financial Crime Solutions
    Our fraud and financial crime solutions non-invasively monitor, replay and analyze user behavior and payment transactions to flag and prevent suspicious activity in real time. These solutions are highly configurable and create accountability by recording and analyzing each application interaction and screen view, reducing the risk of theft, information leakage, internal and external fraud, as well as decreasing the cost of regulatory compliance. Case management capabilities centralize risk management, speed investigations, and facilitate compliance with regulations pertaining to Anti Money Laundering (AML), SWIFT CSP, PSD2, FATF16/WTR2, Basel II, the Health Insurance Portability and Accountability Act (HIPAA) and Know Your Customer (KYC).
Our Customers
    Our customers span multiple industries including banking, financial services, insurance, healthcare, technology, retail, communications, education, media, manufacturing and government. Our customers include leading organizations such as ARIZON Sourcing AG, Azqore SA, Bank for International Settlements, Bank of America Merrill Lynch, Baptist Health Care, Berkley Risk Administrators, British Telecommunications plc., Capital One, CIBC, Cigna Corporation, Citizens Bank, Cleveland Clinic, Deutsche Bank, Ejada Systems, Franklin Templeton Investments, Fidelity Investments, HCA Healthcare, Henry Ford Health System, HSBC, Johnson Controls, Inc., Lloyds Bank, Metro Bank, Mirabaud & Cie SA, National Westminster Bank, Regions Financial Corporation, Santander Bank, Starling Bank, State Farm Insurance, Tesco Stores Ltd., The Hartford, US Bank, Vodafone and Zurich American Insurance Company.
Our People
Global Workforce
We have a very talented team of people operating globally. They are at the center of everything we have accomplished to date and will accomplish in the future. At June 30, 2021 we had a total of 2,344 employees located worldwide, as follows:
•North America 1,279
•Europe 718
•Asia Pacific 210
•Middle-East 137
We also use independent contractors and temporary personnel to supplement our employee workforce. Competition for qualified personnel has historically been, and remains, intense; particularly for technical and other specialist resources.
Our goal in recruiting people to join Bottomline focuses on attracting, hiring and retaining talented, high-performing employees in all roles and at all career levels. Employment opportunities range from internship programs for students, roles for recent college graduates, entry level positions, management opportunities and executive careers.
We are always conscious of the competitive market for talent and try to be responsive to our employee team needs. We consider employee engagement to be strong. None of our employees is represented by a labor union.
Bottomline Culture
The foundation of Bottomline’s culture is embodied in its six Guiding Principles which are reinforced and recommunicated to our entire team regularly:
•Delight customers
•Do the right thing
•Innovate, communicate, win and grow
•Work with and for each other
•Be a company of which all can be proud
•Create and grow sustained business value
We are committed to an inclusive environment, ensuring that employees feel safe, valued and respected regardless of race, color, age, gender, disabilities, sexual orientation or any other protected class.
Compensation and Benefits

We strive to offer competitive salaries and benefits in each of the geographies in which we operate. Salary increases were postponed for a period of time during COVID-19 but have recently been restored globally for fiscal 2022 and beyond. We continually evaluate all aspects of the total compensation we offer in each geography to ensure we are offering an appropriate and competitive level of compensation. Similarly, our benefits are intended to be competitive and are tailored to the specific geographical location of the employee based on local laws and customs.
In the United States (which comprises approximately 54% of our employee base at June 30, 2021) we provide health coverage for medical, vision and dental care, disability insurance, flexible spending accounts for medical care expenses, employee assistance programs, paid time off and retirement savings plans.
In the United Kingdom (which comprises approximately 22% of our employee base at June 30, 2021) we provide private medical insurance based on individual eligibility, income protection in the event of long-term illness, life insurance, vision coverage, employee assistance programs, paid time off and retirement savings plans. Health coverage in the United Kingdom is provided predominantly under a government run national insurance program.
Many of these or similar benefits are available to employees outside of the United States and the United Kingdom, in addition to any locally customary or required benefits. For example, our Swiss based employees (which comprise approximately 7% of our employee base at June 30, 2021) are covered under defined benefit pension plans as required by Swiss government regulations.
Employee Well Being
Since March of 2020 in response to the COVID-19 pandemic, nearly all of our employees, regardless of geography, have worked remotely. We have continued, since that date, to suspend virtually all business related travel. During this period we have provided all employees additional measures of flexibility to adapt to the new demands brought on by this experience, including more flexibility in individual work schedules. We have communicated regularly to employees throughout this period and have consistently reinforced that no one will be required to return to a physical, in-office work setting until it is safe—and until they personally feel safe—to do so. Our team has maintained high productivity and engagement levels during this time. We intend to continue to provide flexibility to our team when we start the physical return to offices, whenever that may be.
Employee Learning and Development
We recently announced two new programs focused on professional development. The first, the “Bottomline Growth Series” will be available to all team members globally regardless of their level within the organization. The program is designed to provide career advice, success characteristics, positive habits and lessons learned. The second program, “Leadership Lessons”, will be focused on any team member who directly manages people as well as high potential team members, nominated by the leadership team, who may not yet be managing people. The focus of this program is on leading, developing and motivating high performing people as well as driving transformation and growth.
Open Communications with Employees
We have regular, company-wide employee meetings led by our CEO. During these meetings, any employee is permitted to submit a question either in advance or real-time during the meeting, which our CEO addresses as part of the overall session. All employees have access to a “Straight-to-the CEO” email portal where questions, comments or concerns can be raised directly to our CEO, including on an anonymous basis. We also maintain a whistleblower program, administered by a third-party organization. Under this program any employee can submit a concern, including anonymously if they wish. Any matter reported through this program is automatically reported to our Chief Executive Officer and to the Chair of our Audit Committee.
We regularly solicit employee feedback through the use of company-wide, pulse-style surveys. The use of these surveys and related outreach has increased during the COVID-19 pandemic. The results of these surveys are shared with our CEO, leadership team, Board of Directors and employee team. In our most recent annual pulse survey, we had over 1,800 responses which represented approximately 87% of our then employee base. The responses confirmed our commitment to customers and positive culture of Bottomline with 94% of the respondents indicating they believe Bottomline is committed to customer delight, 88% indicating they would recommend Bottomline to a friend, 87% believed that our commitment to social responsibility, community support and sustainability is genuine and 91% indicated that they are proud to work for Bottomline.

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
•our ability to attract, retain and develop employees with the requisite domain knowledge and technical skill set necessary to execute against our innovation agenda;
•our industry knowledge and expertise;
•the execution of our sales and customer success organizations; and
•the timing and market acceptance of new products as well as enhancements to existing products, by us and by our current and future competitors.
    For our payment platforms, our principal competitors include AccessPay, AvidXchange, Commerce Bank, CSI Enterprises, Finastra, Form 3, Go Cardless, JPMorgan Chase, Kyriba, MineralTree, SWIFT, Tipalti, and Wells Fargo.
    For our banking solutions, we primarily compete with companies such as ACI Worldwide, FIS, Fiserv, MeridianLink, NCR, Polaris, Q2 and Temenos.
    For our legal spend management solutions, we compete with a number of companies, including Wolters Kluwer ELM Solutions, Mitratech, Quovant, and DXC Legal Solutions.
    For our fraud and financial crime solutions, we primarily compete with Verafin, Feedzai, NICE Actimize, FeatureSpace and NetGuardians.
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
Similar operating segments have been aggregated into four reportable segments as follows:
    Cloud Solutions. Our Cloud Solutions segment provides customers with SaaS technology offerings that facilitate electronic payments, electronic invoicing, and spend management. Our two most significant and fastest growing payment platforms (Paymode-X and PTX) and our financial messaging solution are included in this segment. These solutions are highly scalable, secure and cost effective and facilitate cash payment and transaction settlement between businesses and vendors. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are also included within this segment. Revenue within this segment is generally recognized on a subscription or transaction basis.
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
    Other. Our Other segment consists of our fraud and financial crime solutions and our healthcare solutions. The fraud and financial crime solutions results reported in this segment reflect the revenue contribution from the legacy sales channel we acquired and the burden of certain other centralized costs; however these solutions are sold as part of all of our operating segments. Our healthcare solutions focus on eliminating paper intensive processes and providing electronic signature and mobile document capabilities to allow healthcare organizations to improve efficiency and reduce costs. Software revenue for perpetual licenses of our fraud and financial crime and healthcare products is typically recorded upon delivery of the software and commencement of the license term. Professional services revenue is recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period, which is normally twelve months.
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
Proprietary Rights
We use a combination of patents, copyrights, trademarks and trade secret laws to help establish and protect our proprietary rights in our technology and products. During fiscal year 2021, we added 9 patents to our portfolio. In total, we currently hold 46 U.S. patents as well as 8 foreign equivalent patents in Europe, Israel and India. We expect to receive other patents and we have 53 applications pending before the U.S. Patent and Trademark Office. The earliest year of expiration of any of our remaining patents is 2022.
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

Information about our Executive Officers and Other Key Employees
    Our executive officers and other key employees and their respective ages as of August 30, 2021, are as follows:

Name	Age	Positions
Robert A. Eberle	60	President, Chief Executive Officer and Director
A. Bruce Bowden	52	Chief Financial Officer and Treasurer
Jonathan P. Dack	43	Chief Information Officer
Norman J. DeLuca	61	Managing Director, Banking Solutions
Tom Dolan	43	General Manager, Paymode-X
Paul J. Fannon	53	Managing Director, Global Business Solutions
Kimberly A. Hannemann	54	Chief Customer Officer
Stephanie B. Lucey	47	Chief People Officer
Brian S. McLaughlin	57	Chief Experience Officer
Andrew J. Mintzer	59	Executive Vice President, Product Strategy and Customer Delivery
Eric K. Morgan	51	Executive Vice President, Global Controller
Christine M. Nurnberger	42	Chief Marketing Officer
Nigel K. Savory	54	Chief Product and Growth Officer
Danielle K. Sheer	40	General Counsel
David G. Sweet	58	Executive Vice President, Strategy and Corporate Development
Angela White	47	Vice President, Investor Relations
Robert A. Eberle has served as a director since September 2000, as President since August 2004 and as Chief Executive Officer since November 2006.
A. Bruce Bowden has served as Chief Financial Officer and Treasurer since March 2021. From August 2018 to February 2021, Mr. Bowden served as Chief Financial Officer for Interactions, LLC. From October 2010 to August 2018, Mr. Bowden served as Executive Vice President of Corporate Strategy and Development for Nuance Communications, Inc.
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
Tom Dolan has served as General Manager, Paymode-X since September, 2020. Mr. Dolan served as General Manager, Segmentation & Orchestration Business Unit from December 2019 to September 2020, Vice President Network Segmentation Business Unit, Product Management from January 2019 to December 2019, Vice President, Global Financial Services from January 2018 to December 2018, and Regional Vice President of Sales, East Coast from January 2014 to December 2017 at Forescout Technologies Inc.
Paul J. Fannon has served as Managing Director, Global Business Solutions since March 2021, Deputy Managing Director, EMEA from February 2018 to March 2021, and Group Sales Director, Europe from October 2008 through January 2018.
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
Andrew J. Mintzer has served as Executive Vice President, Product Strategy and Customer Delivery since July 2013 and as Senior Vice President, Product Strategy and Delivery from November 2007 through June 2013.
Eric K. Morgan has served as Controller since September 2000.

Christine M. Nurnberger has served as Chief Marketing Officer since September 2014. Ms. Nurnberger served as Vice President, Marketing for SunGard Availability Services from January 2012 until August 2014 and as Vice President, Global Marketing Operations for Info Global Solutions from November 2005 until January 2012.
Nigel K. Savory has served as Chief Product and Growth Officer from March 2021 and as Managing Director, Europe from December 2003 to March 2021.
Danielle K. Sheer has served as General Counsel since October 2019. From September 2009 to September 2019, Ms. Sheer served as General Counsel and Corporate Secretary of Carbonite, Inc. From August 2006 to September 2009, Ms. Sheer was a corporate attorney with the law firm of Willkie Farr & Gallagher LLP, where she concentrated on business and securities transactions.
David G. Sweet has served as Executive Vice President, Strategy and Corporate Development since March 2013. From October 2010 through October 2012, Mr. Sweet served as a strategy and business development executive for IBM’s Enterprise Marketing Management group. From April 2005 through October 2010, Mr. Sweet served as Senior Vice President of Corporate Development at Unica Corporation.
Angela White has served as Vice President, Investor Relations since May 2021. From June 2014 through February 2021, Ms. White served as Vice President, Investor Relations for Endurance International Group.

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
Risks Related To COVID-19
Our business, results of operations and financial condition may be materially adversely impacted by the COVID-19 pandemic
The consequences of the COVID-19 pandemic may adversely impact our business, consolidated results of operations, cash flows and our financial condition. Global health concerns arising from the COVID-19 pandemic and related government actions have caused significant disruption to the global economic environment and increased economic uncertainty. There are growing, recent uncertainties related to the evolution of the pandemic itself, including the impact of disease variants, the effectiveness of vaccines against these variants and the consequence to unvaccinated individuals. In response, restrictions have started to be re-implemented by various government bodies and private businesses. There is no recent, comparable event that provides guidance on the myriad of impacts that COVID-19 may ultimately have, however its impact on market and economic conditions clearly remains a significant risk. The long-term consequences of the pandemic remain difficult to predict and depend in large part on the duration of the pandemic and any future recurrence of outbreak, further actions that may be taken by governmental authorities, the impact to the businesses of our customers, the demand for our products and our ability to sell and provide new goods and services, including as a result of travel restrictions, employees working from home and other factors. Our customers may also slow-down decision making in respect of new purchases, delay work that had previously been scheduled or seek price concessions or modified payment terms in responses to strains on their own businesses.
Since March 2020 we have continued to take proactive measures intended to help minimize the risk of the virus to our employees including suspending travel worldwide, temporarily closing our offices and requiring employees to work remotely. While we believe we are currently operating our business effectively in spite of these challenges, substantially all of our employees continue to work remotely.
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
•difficulties integrating acquired operations, personnel, technologies, products or corporate cultures;
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

As a result of our acquisitions, we could be subject to significant future write-offs with respect to intangible assets, which may adversely affect our future operating results
    The carrying value of our intangible assets, including goodwill, represents approximately 50% of our total assets at June 30, 2021. We periodically review our goodwill and our other intangible assets for impairment or indicators of impairment and could, in any future period, be subject to impairment charges with respect to these assets or intangible assets arising as a result of acquisitions in future periods. Indicators that our goodwill or intangible assets may not be recoverable include a decline in our stock price and market capitalization, reduced future revenue or cash flow estimates and slower growth rates in the markets in which we participate. Any such charges, to the extent occurring, would likely have a material adverse effect on our operating results.
Catastrophic events may disrupt our business, including our third party data centers
    We are a highly-automated business and we rely on our network infrastructure, various software applications and many internal technology systems and data networks for our customer support, development, sales and marketing and accounting and finance functions to process, record, monitor and report data on a continuous basis and to do so accurately, quickly and securely. Our SaaS offerings provide services to our customers from third party data center facilities in different U.S. and international locations over which we have no control. A disruption or failure of these systems or data centers in the event of a natural disaster, pandemic, telecommunications failure, power outage, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. Such an event could also prevent us from fulfilling customer orders or maintaining certain service level requirements. Our insurance coverage may not be adequate to compensate us for all losses or failures that may occur. While we have developed disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of such events, a catastrophic event that resulted in the destruction or disruption of any of our data centers or our critical business or information technology systems would likely severely affect our ability to conduct normal business operations, particularly in the short-term and, as a result, our business, operating results and financial condition could be adversely affected.
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
We are subject to the political, economic and security conditions in Israel
    We have a subsidiary headquartered in Tel Aviv, Israel. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its neighbors, including recently. In the past, Israel has experienced periodic armed conflicts which at times have disrupted day-to-day civilian activity in Israel.
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
Our business and operating results are subject to fluctuations in foreign currency exchange rates
    We conduct a substantial portion of our operations outside of the U.S., principally in the UK and in continental Europe and, to a lesser extent, in the Asia-Pacific and Middle East regions. During the twelve months ended June 30, 2021, approximately 40% of our revenues and 42% of our operating expenses were attributable to customers or operations located outside of North America. During the twelve months ended June 30, 2021 as compared to the twelve months ended June 30, 2020, the foreign currency exchange rate of the British Pound Sterling appreciated against the U.S. Dollar. Future appreciation of the U.S. Dollar against the foreign currencies in which our international operations are denominated will have the impact of reducing both our revenues and operating expenses associated with our operations in those regions.
Our future financial results will be affected by our success in continuing to sell our products in a subscription and transaction model, which carries with it certain risks
    We generate the substantial majority of our revenue under a subscription based revenue model. We believe a subscription based revenue model has certain advantages over a perpetual license model, including better predictability of revenue; however, it also presents a number of risks to us including the following:
•arrangements entered into on a subscription basis generally delay the timing of revenue recognition and can require the incurrence of up-front cash outlays, which may be significant;
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
•customer retention is critical to our future growth rates. Some of our competitors may offer more attractive prices or other services that we do not offer. Customers in a subscription arrangement may elect not to renew their contract with us upon expiration or they may attempt to renegotiate pricing or other contractual terms at the point of (or prior to) renewal on terms that are less favorable to us; and
•there is no assurance that the solutions we offer on a subscription basis, including new revenue models or new products that we may introduce, will receive broad marketplace acceptance.
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
Regulatory and Compliance Risks
A cyber-attack or security or data breach could have an adverse effect on our business and create the perception that our solutions are not secure
    In the course of providing services to our customers we collect, store, process and transmit highly sensitive and confidential information. We rely on our employees and certain third parties in our current operations who may, as a result of human error or misconduct, expose us to operational risk. Certain of our solutions also facilitate the actual transfer of cash or transmit instructions that initiate cash transfer. Our products and services, particularly our SaaS offerings, may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service attacks and other disruptive problems, which could result in the theft, destruction or misappropriation of confidential information. Security risks in recent years have increased significantly given the increased sophistication and activities of hackers, organized crime, including state-sponsored organizations and nation-states, and other external parties. Cyber threats are rapidly evolving, increasing the difficulty of defending against them and even the most advanced internal control environment is vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. The techniques used by bad actors change frequently and may not be recognized until well after a breach has occurred. In addition, employees, customers and other counterparties who may access our network increasingly use personal mobile devices or computing devices that are outside of our network and control environments and are therefore subject to their own cyber-security risks. Breaches of our network could disrupt our internal systems and business applications, including services provided to our customers. Additionally, data breaches could compromise technical and proprietary information, harming our competitive position. We spend significant capital and allocate significant resource to ensure effective ongoing protection against the threat of security breaches, however these amounts might ultimately prove inadequate. We also maintain cyber insurance but there can be no assurance that liabilities or losses that we may incur would be covered under those policies or that the amount of insurance coverage would be adequate. Our Board of Directors, Audit Committee and senior management are regularly briefed on our cybersecurity policies and practices and on-going efforts to improve security. Despite all of our efforts, a security breach or computer virus could still occur which could have a significant negative impact on our business, including reputational harm, the loss of customers and material financial liability to us.
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
Changes in financial accounting standards may cause unexpected financial reporting fluctuations and affect our reported results of operations
    Changes in accounting standards or practices could adversely affect our reported results of operations. New accounting pronouncements or varying interpretations of accounting pronouncements that occur or may occur in the future may materially affect our reported results of operations or the way we conduct our business in future periods.
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
Risks Related to our Indebtedness
    We are party to a credit agreement with Bank of America, N.A. and certain other lenders which provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) through July 16, 2023. At June 30, 2021 we owed $130 million under the Credit Facility.
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
The credit agreement contains financial and other covenants, and our failure to comply with any of those covenants could materially adversely impact us or limit or eliminate our ability to access funds under the Credit Facility
    The credit agreement requires us to comply with certain financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control and while at June 30, 2021 we were in compliance with those covenants, we may fail to maintain compliance in future periods. The credit agreement contains customary representations, warranties and covenants including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. These restrictions could place us at a disadvantage relative to our competitors that are not subject to such limitations. A breach of any of these covenants or restrictions could result in an event of default under the credit agreement. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the Credit Facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could seek recovery against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the Credit Facility were to accelerate the payment of any indebtedness, we cannot assure you that our assets would be sufficient to satisfy our obligations.
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
Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial results and operation
    In July 2017, the Financial Conduct Authority (FCA, the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. On March 5, 2021 the FCA announced that it will not compel panel banks to contribute to the overnight, 1, 3, 6 and 12 months USA LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents the best alternative to LIBOR for derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR, and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement in the United States. In addition, other benchmarks may emerge or other rates may be adopted outside of the United States. The market transition away from LIBOR towards SOFR is expected to be complicated. There can be no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. Borrowings under our Credit Facility, as hedged by our interest swaps, are indexed to LIBOR. It is uncertain at this time, what the impact of a possible transition to SOFR may be on our business, financial results and operations.
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
We have never declared nor paid dividends on our common stock and we do not anticipate doing so in the foreseeable future. Accordingly, the only opportunity for a return on investment in our Company will be if the market price of our common stock increases and acquired shares are sold at a profit.

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
General Risks
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

The withdrawal of the United Kingdom (UK) from the European Union (EU) (referred to as Brexit), could create disruption and uncertainty to our business, including our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations
In January 2020, the UK and EU entered into a withdrawal agreement pursuant to which the UK formally withdrew from the EU on January 31, 2020. Following such withdrawal, the UK entered into a transition period which ended on December 31, 2020. The UK and EU signed a European Union-United Kingdom Trade and Cooperating Agreement (TCA), which became effective in May 2021.
The ultimate effects of Brexit will depend, in part, on how the terms of the TCA and any future agreements signed by the UK and EU take effect in practice. There remains uncertainties and risks to our business related to Brexit and the new relationship between the UK and EU, which will continue to be developed and defined, as well as any resulting political and economic instability created by Brexit. These uncertainties could disrupt the markets we serve and the tax jurisdictions in which we operate and create uncertainty and challenges (particularly in the near term) with respect to trading relationships between our UK subsidiary and other EU nations. Remaining EU member countries may also seek to make it more difficult for us to trade effectively or competitively in those regions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including with respect to employment law or data privacy, as the UK determines which EU laws to replace or replicate, which could create additional uncertainty and challenges for us.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
    The following table sets forth the location, the reportable segment(s) and approximate square footage of each of our material properties used by us during fiscal year 2021.

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
    As of August 13, 2021, there were approximately 491 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.
    The closing price for our common stock on August 13, 2021 was $39.59. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially held by our directors and executive officers. However, there may be other persons who may be deemed to be affiliates of ours.
    We have never paid dividends on our common stock. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
    On August 5, 2019, we announced that our board of directors authorized a repurchase program of our common stock for an aggregate purchase price not to exceed $50 million. This program expired on August 5, 2021.
On August 17, 2021, we announced that our board of directors authorized a stock repurchase program pursuant to which we may purchase up to $50 million of our common stock. The authorization will remain in effect for 12 months.

Stock Performance Graph
    The stock performance graph below compares the percentage change in cumulative stockholder return on our common stock for the period from June 30, 2016 through June 30, 2021, with the cumulative total return on The Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index.
    This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on June 30, 2016), the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index on June 30, 2016, and assumes dividends, if any, are reinvested.
    The stock price performance shown on the following graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bottomline Technologies, Inc., the Nasdaq Composite Index
and the Nasdaq Computer & Data Processing Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
06/16
06/17
06/18
06/19
06/20
06/21
Bottomline Technologies
Nasdaq Composite
Nasdaq Computer & Data Processing

    —————
* $100 invested on 6/30/16 in stock or index, including reinvestment of dividends.

	6/16	6/17	6/18	6/19	6/20	6/21
Bottomline Technologies, Inc.	$100.00	$119.32	$231.44	$205.48	$235.81	$172.22
Nasdaq Composite	100.00	128.30	158.57	170.91	216.96	315.10
Nasdaq Computer & Data Processing	100.00	131.50	174.58	193.52	260.33	376.19
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

SELECTED CONSOLIDATED FINANCIAL DATA
	Fiscal Year Ended June 30,
	2021	2020	2019	2018	2017
	(in thousands, except per share data)
Revenues:
Subscriptions	$384,742	$339,410	$295,633	$262,363	$222,997
Software licenses	5,074	8,098	16,389	10,277	11,685
Service and maintenance	79,319	91,706	105,895	114,926	109,633
Other	2,268	3,007	4,045	6,530	5,097
Total revenues	471,403	442,221	421,962	394,096	349,412
Cost of revenues:
Subscriptions	153,308	136,417	127,467	117,076	103,789
Software licenses	412	528	923	815	818
Service and maintenance	41,154	49,955	51,168	52,519	53,570
Other	1,578	2,186	3,161	3,032	3,737
Total cost of revenues	196,452	189,086	182,719	173,442	161,914
Gross profit	274,951	253,135	239,243	220,654	187,498
Operating expenses:
Sales and marketing	119,883	106,429	95,265	86,095	77,523
Product development and engineering	78,090	73,019	67,364	57,500	53,055
General and administrative	63,353	56,749	52,199	49,869	46,535
Amortization of acquisition-related intangible assets	21,173	20,370	21,336	22,076	24,246
Goodwill impairment charge	—	—	—	—	7,529
Total operating expenses	282,499	256,567	236,164	215,540	208,888
(Loss) income from operations	(7,548)	(3,432)	3,079	5,114	(21,390)
(Expense) Other income, net	(2,914)	(3,969)	3,815	(3,989)	(16,884)
(Loss) income before income taxes	(10,462)	(7,401)	6,894	1,125	(38,274)
Income tax (provision) benefit	(5,826)	(1,828)	2,538	8,203	5,137
Net (loss) income	$(16,288)	$(9,229)	$9,432	$9,328	$(33,137)
Basic and diluted net (loss) income per share	$(0.38)	$(0.22)	$0.23	$0.24	$(0.88)
Shares used in computing net (loss) income per share:
Basic	42,793	41,770	40,612	38,227	37,842
Diluted	42,793	41,770	41,691	39,326	37,842
    On July 1, 2018 we adopted an accounting standard update that changed the classification of certain pension related items. This accounting standard was adopted retrospectively. Accordingly, pension related benefits were reclassified from cost of sales and operating expenses to other income (expense), net for each of the years ended June 30, 2018 and 2017.

On July 1, 2018 we adopted an accounting standard related to revenue recognition on a modified retrospective basis to all open contracts. As a result, amounts presented for the years ended June 30, 2018 and 2017 have not been restated.

	At June 30,
	2021	2020	2019	2018	2017
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$133,932	$194,832	$92,164	$121,860	$124,569
Marketable securities	10,216	10,209	7,541	10,012	1,973
Working capital (1)	105,747	159,645	87,435	105,357	(88,394)
Total assets	815,728	793,137	669,229	635,968	617,439
Long-term debt (2)	130,000	180,000	110,000	150,000	—
Total stockholders’ equity	456,234	392,334	379,377	310,932	261,956
——————
(1)    At June 30, 2017, the negative working capital position arose due to the inclusion of our convertible senior notes, which matured in December 2017, as a current rather than long-term liability. We financed the repayment of the principal balance of our convertible senior notes through a combination of cash on hand and with borrowings under our revolving credit facility.
(2)    Our long-term debt as of June 30, 2021, 2020, 2019 and 2018 consisted of borrowings under our credit facility. During fiscal year 2020, we borrowed $80.0 million under our credit facility as a proactive and protective measure given the overall macroeconomic challenges of the COVID-19 pandemic. Our long-term debt as of June 30, 2017 consisted of our convertible senior notes.

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
    We operate payment platforms that facilitate electronic payment and transaction settlement between businesses and their vendors. We offer solutions that banks use to provide payment, cash management and treasury capabilities to their business customers, as well as solutions that financial institutions use to engage intelligently with customers to acquire, deepen and grow profitable relationships. Our legal spend management solutions help determine the right amount to pay for legal services and claims for insurance companies and other large consumers of outside legal services, and provide related tools and analytics for law firms themselves. Corporate customers rely on our solutions to automate payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. Our fraud and risk management solutions are designed to non-invasively monitor and analyze user behavior and payment transactions to flag behavioral and data anomalies and other suspicious activity to gain protection from internal fraud and external financial crime.
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
COVID-19
The United States and the global communities in which we operate continue to face challenges posed by the COVID-19 pandemic. Recently, restrictions have been re-implemented by government bodies and private businesses as disease variants have started to spread more rapidly. Like many companies we have been encouraged by the increased availability of vaccines, however there remains significant uncertainty over the duration of the pandemic itself; particularly as the virus continues to evolve. Since March 2020 we have continued to suspend virtually all travel for employees, our offices generally remain closed and our employees have continued to work remotely in most geographies.
While we continue to operate effectively during this challenging period, the full impact of the COVID-19 pandemic on our business and the global economy remains uncertain. The ultimate consequences will depend on many factors outside of our control, including the availability and effectiveness of vaccines and therapeutics and the ultimate duration and severity of the pandemic itself; including the impact of the emerging COVID variants.
Certain of our transactional revenue streams, specifically those arising through Paymode-X and Legal Spend Management, were the most significantly impacted during the past year. We have observed that transaction volumes for Paymode-X have begun to return to more normalized levels. Legal Spend Management transaction volumes remained constrained during fiscal 2021 but we saw some modest improvement during the fourth quarter of the fiscal year. We are encouraged by these trends and are hopeful that it supports a conclusion that a sustained recovery of volumes is underway.

Financial Highlights
    The discussion that follows compares our operating results for the fiscal year ended June 30, 2021 to the fiscal year ended June 30, 2020.
    For the fiscal year ended June 30, 2021, our revenue increased to $471.4 million from $442.2 million in the prior fiscal year. Our revenue for the fiscal year ended June 30, 2021 was favorably impacted by $11.1 million in foreign currency exchange rate fluctuations primarily related to the British Pound Sterling and Swiss Franc, which appreciated against the U.S. Dollar as compared to the prior fiscal year. The revenue growth in fiscal year 2021 was driven by revenue increases in our Cloud Solutions and Banking Solutions segments of $30.2 million and $3.3 million, respectively, partially offset by a $4.3 million revenue decrease in our Payments and Documents segment. The increase in revenue in our Cloud Solutions segment was primarily due to increased subscription revenue from our payment platforms. The revenue increase in our Banking Solutions segment was primarily due to new customer engagements and platform go-lives, as customers continued to deploy our hosted solutions. The revenue decrease in our Payments and Documents segment was related to decreased software licenses, service and maintenance and other revenue driven by the continued conversion of our customers to our hosted and subscription based solutions and our focus in selling subscription based solutions to new customers.
    For the fiscal year ended June 30, 2021, our gross profit increased $21.8 million over the prior fiscal year, primarily driven by the revenue increases in our Cloud Solutions and Banking Solutions segments described above. The expansion in our gross profit was offset by increased operating expenses of $25.9 million and an increase in the provision for income taxes of $4.0 million. The increase in operating expenses was driven by increased sales and marketing costs of $13.5 million and product development and engineering costs of $5.1 million, as we continued to invest in our sales channels and new product innovation, and increased general and administrative costs of $6.6 million. Our net loss was $16.3 million in the fiscal year ended June 30, 2021 compared to a net loss of $9.2 million in the prior fiscal year.
    In the fiscal year ended June 30, 2021, we derived approximately 40% of our revenue from customers located outside of North America, principally in the United Kingdom (UK), continental Europe and the Asia-Pacific region.
    We expect future revenue growth to be driven primarily by our Banking Solutions and Cloud Solutions segments.
    On an increasing basis, we continue to make investments in innovative new technology offerings that we believe will enhance our competitive position, help us win new business, drive subscription revenue growth and expand our operating margins. We expect to continue to make investments in our suite of products so that we can continue to offer innovative, feature-rich technology solutions to our customers.
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
    For certain of our SaaS solutions, customers may be charged a fee for implementation services. In determining whether the implementation services are distinct from the hosting services we consider various factors, including the level of customization, complexity of the integration, the interdependency and interrelationship between the implementation services and the hosting services and the ability (or inability) of the customer's personnel or other service providers to perform the services. We have concluded that the implementation services in our hosting arrangements with multiple performance obligations are not distinct and therefore we recognize fees for implementation services ratably over the non-cancelable term of the hosting contract.
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

    Periodically, our software arrangements require significant customization and modification and involve extended implementation periods. In these arrangements, the professional services and software license are highly interdependent and we treat the software license and professional services as a combined performance obligation. We recognize revenue for the combined performance obligation over time and measure progress to completion based on labor hours incurred as a percentage of total expected labor hours. We believe the use of labor hours as an input measure provides a faithful depiction of the transfer of goods and services under these contracts.
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
    Other: Other revenue remains a minor component of our total revenue and is derived from the sale of equipment and supplies which is recognized at the point in time control transfers to the customer.
Critical Accounting Policies and Significant Judgments and Estimates
    We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because they involve areas of financial reporting that require us to make judgments and estimates about matters that are uncertain at the time we make the estimate and different estimates may also have been reasonable and could have been used. These critical accounting policies and estimates relate to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired performance obligations, capitalized software costs and income taxes. These critical policies and our procedures related to these policies are discussed below. In addition, refer to Note 2 Significant Accounting Policies to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding this matter.
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
    Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together can require significant judgment. We account for a good or service as a distinct performance obligation when it is separately identifiable from other items in the contract and when a customer can benefit from the good or service on its own or together with other resources that are readily available to the customer. In determining whether a customer can benefit from a good or service on its own, we consider the complexity of any required integration or customization, the interdependency and interrelationship of the particular good or service to other items in the contract and the ability (or inability) of the customer's personnel or other third party providers to successfully fulfill like goods or services. If a promised good or service does not meet the criteria to be accounted for as a separate performance obligation, it is combined with other items in the contract and treated as a combined performance obligation. Revenue is then recognized in the amount of the transaction price allocated to the combined performance obligation as the combined performance obligation is transferred to the customer.
    The transaction price represents the amount of consideration that we expect to be entitled to receive under the contract and may involve significant estimation particularly in the assessment of variable consideration such as refunds, penalties, usage-based fees or similar items. Unless we meet certain exceptions, we are required to estimate the amount of variable consideration we expect to receive under the contract. In formulating an estimate of variable consideration, we consider the specific customer's operating history with us, current usage data and the length of time over which the fees are expected to be incurred. We include estimated variable consideration in the transaction price if we conclude that a significant future reversal of revenue under the contract will not occur.
    Once determined, the transaction price is allocated to the individual performance obligations in a contract. If a contract only has one performance obligation (for example, a professional services only engagement) the entire transaction price is allocated to that performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on the proportionate relationship of that performance obligation’s standalone selling price to the total transaction price. Determining the standalone selling price (SSP) involves estimation. We determine SSP by considering our overall pricing objectives and market conditions and we typically define SSP as a range for individual products and services, with consideration of the stratification of those products and services by customer size and geography. In most cases we use an adjusted market assessment approach to estimate SSP and consider the following:
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
    Costs incurred to obtain a contract are incremental costs that would not have been incurred if the contract had not been obtained, such as sales commissions. We capitalize sales commissions when we estimate that the capitalized amounts will be recovered through future revenues under the contract and the period of benefit is longer than twelve months.
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
Goodwill and Acquired Intangible Assets
    Goodwill and acquired intangible assets are tested periodically for impairment. We performed our annual impairment test of the carrying value of our goodwill for fiscal year 2021 during our fourth quarter, which is consistent with the historic timing of our annual goodwill impairment review. Our analysis of goodwill impairment was performed at the reporting unit level, which requires an estimate of the fair value of each reporting unit.
    Based on the results of our annual impairment review we concluded there was no goodwill impairment in any of our reporting units. However, there can be no assurance that there will not be impairment charges in subsequent periods as a result of our future impairment reviews. To the extent that future impairment charges occur, it would likely have a material impact on our financial results. At June 30, 2021, the carrying value of goodwill for all of our reporting units was $246.7 million.
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
    If indicators of impairment are present, an estimate of the undiscounted cash flows that the specific asset is expected to generate must be made to ensure that the carrying value of the asset can be recovered. At June 30, 2021, the carrying value of our acquired intangible assets, excluding goodwill, capitalized software and purchased software, was $109.3 million. As a result of our fiscal year 2021 impairment review, we concluded that none of these assets were impaired.
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
•our technology attrition rates and product life cycles;
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
Income Taxes
    We are subject to the income tax laws of the United States (including its states and municipalities) as well as the tax laws of the foreign jurisdictions in which we operate. Our annual tax rate is determined based on our income, statutory tax rates and the tax impact of items treated differently for tax purposes than for financial statement purposes. The income tax expense we record in any interim period is based on our estimated tax rate for the full fiscal year for those tax jurisdictions in which we can reliably estimate that rate. The calculation of our estimated annual effective tax rate requires an estimate of pre-tax income by tax jurisdiction as well as total tax expense for the fiscal year. Accordingly, our annual estimated effective tax rate is subject to adjustment if there are changes to our initial estimate of total tax expense or pretax income, including the mix of income by jurisdiction. We update these estimates on a quarterly basis, so that our interim financial statements reflect our most current projections for the full fiscal year.
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
    We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers many different factors including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. We record a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. This is inherently judgmental, since we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. At June 30, 2021, given our history of losses and the absence of any tax planning strategies, the only factor that affected our determination of whether or not a valuation allowance against deferred tax assets was necessary was our assessment of the reversal of existing deferred tax liabilities.
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
    Capitalization of software development costs for software that is to be sold, leased or otherwise marketed begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by us with respect to certain factors, including, but not limited to, determining which projects and development activities within those projects qualify for capitalization, anticipated future revenues, estimated economic life, and changes in software and hardware technologies. Amortization of capitalized costs commence on the date of general release of the software using the greater of the straight-line method over the estimated useful life, or the ratio of revenue in the period to total expected revenues over the product’s expected useful life. Capitalized software development costs are normally amortized over an estimated useful life of 5 years once the product has been released for customer use. For the fiscal years ended June 30, 2021, 2020 and 2019, we capitalized $3.0 million, $3.0 million and $3.7 million, respectively, and recorded amortization expense of $4.8 million, $4.0 million and $3.8 million, respectively, of software development costs, excluding software developed for internal use. At June 30, 2021 and 2020, the net carrying value of capitalized software costs, excluding software developed for internal use, was $10.4 million and $12.2 million, respectively.
    We capitalize certain development costs associated with internal use software incurred during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. For the fiscal years ended June 30, 2021, 2020 and 2019, we capitalized $14.0 million, $11.9 million and $10.4 million, respectively, of internal use software development costs associated with our SaaS-based technology platforms. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 3 to 5 years once the related project has been completed and deployed for use. For the fiscal years ended June 30, 2021, 2020 and 2019, we recorded amortization expense of $8.4 million, $7.2 million and $6.1 million, respectively, of capitalized internal use software costs associated with our SaaS-based technology platforms. At June 30, 2021 and 2020, the net carrying value of capitalized internal use software associated with our SaaS-based technology platforms was $31.3 million and $25.7 million, respectively.
Recent Accounting Pronouncements
    For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 Recent Accounting Pronouncements to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Results of Operations
Fiscal Year Ended June 30, 2021 Compared to Fiscal Year Ended June 30, 2020
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

    The following tables represent our segment revenues and our segment measure of profit (loss):

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$282,563	$252,349	$30,214	12.0%
Banking Solutions	101,075	97,785	3,290	3.4%
Payments and Documents	70,785	75,048	(4,263)	(5.7)%
Other	16,980	17,039	(59)	(0.3)%
Total segment revenue	$471,403	$442,221	$29,182	6.6%
Segment measure of profit:
Cloud Solutions	$58,604	$54,002	$4,602	8.5%
Banking Solutions	3,575	4,849	(1,274)	(26.3)%
Payments and Documents	17,126	19,336	(2,210)	(11.4)%
Other	(11,817)	(10,459)	(1,358)	13.0%
Total measure of segment profit	$67,488	$67,728	$(240)	(0.4)%
    A reconciliation of the measure of total segment profit to our GAAP loss income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2021	2020
	(in thousands)
Total measure of segment profit	$67,488	$67,728
Less:
Amortization of acquisition-related intangible assets	(21,173)	(20,370)
Stock-based compensation plan expense	(45,533)	(42,044)
Acquisition and integration-related expenses	(2,328)	(5,647)
Restructuring expenses	(4,244)	(1,652)
Excess depreciation associated with restructuring events	(633)	—
Other non-core (expense) income	(196)	94
Global ERP system implementation and other costs	—	(485)
Other expense, net of pension adjustments	(3,843)	(5,025)
Loss before income taxes	$(10,462)	$(7,401)

Cloud Solutions
    Revenues from our Cloud Solutions segment increased $30.2 million for the fiscal year ended June 30, 2021 as compared to the prior fiscal year, due to increased revenue of $27.9 million from our payment platforms and $2.3 million from our legal spend management solutions. Segment profit increased $4.6 million for the fiscal year ended June 30, 2021 as compared to the prior fiscal year, due to the increase in revenue described above, partially offset by increased cost of revenues of $7.2 million, primarily from subscription cost of revenues and increased operating expenses of $18.4 million primarily related to an increase in sales and marketing costs of $11.9 million, product development costs of $3.3 million, and general and administrative expenses of $3.2 million, as we continued to invest in new sales opportunities, product promotion and product innovation. We expect revenue and profit for the Cloud Solutions segment to increase in fiscal year 2022 as compared to fiscal year 2021 primarily as a result of increased revenue from our payment platforms.
Banking Solutions
    Revenues from our Banking Solutions segment increased $3.3 million for the fiscal year ended June 30, 2021 as compared to the prior fiscal year, primarily due to increased subscriptions revenue of $9.7 million, partially offset by a decrease in service and maintenance revenue and software licenses revenue of $5.9 million and $0.5 million, respectively. The increase in subscriptions revenue was primarily related to the expansion of our existing customer base on our SaaS banking platforms and as a result of our continued deployment of our newer banking solutions. The decrease in software licenses and service and maintenance revenue was primarily driven by our focus on a subscription revenue model rather than one-time license events involving significant professional services. Segment profit decreased $1.3 million for the fiscal year ended June 30, 2021 as compared to the prior fiscal year due to an increase in cost of revenues of $2.8 million and increases in product development and engineering costs of $1.3 million, general and administrative costs of $1.0 million, partially offset by a reduction in sales and marketing costs of $0.5 million We expect revenue to continue to increase and profit to remain relatively consistent for the Banking Solutions segment in fiscal year 2022 as compared to fiscal year 2021.
Payments and Documents
    Revenues from our Payments and Documents segment decreased $4.3 million for the fiscal year ended June 30, 2021 as compared to the prior fiscal year, due primarily to a decrease in service and maintenance revenue of $4.9 million, software licenses revenue of $2.0 million and other revenue of $0.9 million, partially offset by an increase in subscriptions revenue of $3.5 million. The decrease in software, service and maintenance and other revenue was driven by the continued conversion of our customer base and our sales focus for new customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit decreased $2.2 million for the fiscal year ended June 30, 2021 as compared to the prior fiscal year, due to the revenue decrease described above and an increase in operating expenses of $0.9 million primarily related to increased sales and marketing costs of $0.6 million and product development costs of $0.3 million, partially offset by decreased cost of revenues of $3.0 million, primarily due to a decrease in service and maintenance costs of revenues of $2.6 million and other cost of revenues of $0.7 million, offset by a $0.4 million increase in subscription cost of revenues. We expect revenue to increase and profit to remain relatively consistent for the Payments and Documents segment in fiscal year 2022.
Other
    Revenues from our Other segment remained consistent for the fiscal year ended June 30, 2021 as compared to the prior fiscal year. However, the composition of revenue changed, with an increase in subscriptions revenue of $1.0 million, offset by decreases in software license revenue and services and maintenance revenue of $0.3 million and $0.8 million, respectively. Segment loss increased by $1.4 million for the fiscal year ended June 30, 2021 as compared to the prior fiscal year. The segment loss was attributable to the operations of the legacy fraud solutions sales channel we acquired and due to the impact of certain other centralized costs reported in this segment that are leveraged for our fraud solutions broadly. The increase in the segment loss was primarily due to an increase in cost of revenues of $0.5 million, primarily associated with increased subscriptions, and an increase in sales and marketing costs of $0.9 million. We expect Other segment revenue to remain consistent and profit to decrease slightly in fiscal year 2022 as compared to fiscal year 2021.
Revenues by Category

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions	$384,742	$339,410	$45,332	13.4%
Software licenses	5,074	8,098	(3,024)	(37.3)%
Service and maintenance	79,319	91,706	(12,387)	(13.5)%
Other	2,268	3,007	(739)	(24.6)%
Total revenues	$471,403	$442,221	$29,182	6.6%
Subscriptions
    Revenues from subscriptions increased $45.3 million for the fiscal year ended June 30, 2021 as compared to the prior fiscal year. The overall revenue increase was primarily due to revenue increases in our Cloud Solutions segment, Banking Solutions segment and Payments and Documents segment of $31.2 million, $9.7 million and $3.5 million, respectively, primarily due to the growth in revenue from our payment platforms, the impact of new customers going live on our hosted platforms and the impact of existing customers converting to subscription based solutions. We expect subscriptions revenues to increase in fiscal year 2022 as compared to fiscal year 2021 due to revenue increases in our payment platforms, our banking solutions platforms and our legal spend management solutions.
Software Licenses
    Revenues from software licenses decreased $3.0 million for the fiscal year ended June 30, 2021 as compared to the prior fiscal year, primarily as a result of decreased revenue from our Payment and Documents segment, Banking Solutions segment, and Other segment of $2.0 million, $0.5 million and $0.3 million, respectively. The decrease in software license revenue was anticipated and driven by the continued conversion of our customers to our hosted and subscription based solutions and our continued de-emphasis of deployed, perpetual license solutions. We also believe that certain software buying decisions by our customers were delayed or deferred during fiscal year 2021 given the ongoing economic challenges presented by the COVID-19 pandemic. We expect to continue to emphasize our hosted and subscription based solutions rather than on-premise software solutions in our on-going sales focus.
Service and Maintenance
    Revenues from service and maintenance decreased $12.4 million for the fiscal year ended June 30, 2021 as compared to the prior fiscal year due to decreases in revenue from our Banking Solutions segment, Payments and Documents segment, Other segment and Cloud Solutions segment of $5.9 million, $4.9 million, $0.8 million and $0.8 million, respectively. The decreases reflect our continued emphasis on selling subscription based solutions rather than deployed, on-premise perpetual-license solutions. We expect service and maintenance revenues will decrease in fiscal year 2022 as a result of decreased services revenue from our Payments and Documents and Banking Solutions segments due to our continued emphasis on subscription and hosted solutions.
Other
    Our other revenues consist principally of equipment and supplies sales, which remained minor components of our overall revenue. We expect that other revenues will remain relatively consistent in fiscal year 2022.
Cost of Revenues

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions	$153,308	$136,417	$16,891	12.4%
Software licenses	412	528	(116)	(22.0)%
Service and maintenance	41,154	49,955	(8,801)	(17.6)%
Other	1,578	2,186	(608)	(27.8)%
Total cost of revenues	$196,452	$189,086	$7,366	3.9%
Gross profit	$274,951	$253,135	$21,816	8.6%
Subscriptions
    Subscriptions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions costs as a percentage of subscriptions revenues remained consistent at 40% for the fiscal years ended June 30, 2021 and 2020. We expect subscriptions costs as a percentage of subscriptions revenues will decrease in fiscal year 2022 as a result of increased revenue contribution from our SaaS solutions.
Software Licenses
    Software license costs consist of expenses incurred by us to distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained consistent at 8% of software license revenues for the fiscal year ended June 30, 2021 as compared to 7% for the prior fiscal year. We expect software license costs as a percentage of software license revenues will remain relatively consistent in fiscal year 2022.
Service and Maintenance
    Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs decreased to 52% of service and maintenance revenues for the fiscal year ended June 30, 2021 as compared to 54% of service and maintenance revenues for the prior fiscal year. The decrease in service and maintenance costs as a percentage of service and maintenance revenue reflects the continued shift to hosted solutions rather than on-premise, perpetual license solutions. We expect that service and maintenance costs as a percentage of service and maintenance revenues will increase in fiscal year 2022.
Other
    Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. These remain minor components of our business. We expect other costs as a percentage of other revenues will remain relatively consistent in fiscal year 2022.

Operating Expenses

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$119,883	$106,429	$13,454	12.6%
Product development and engineering	78,090	73,019	5,071	6.9%
General and administrative	63,353	56,749	6,604	11.6%
Amortization of acquisition-related intangible assets	21,173	20,370	803	3.9%
Total operating expenses	$282,499	$256,567	$25,932	10.1%
Sales and Marketing
    Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased by $13.5 million for the fiscal year ended June 30, 2021 as compared to the prior fiscal year, due primarily to an increase in employee related costs of $15.0 million, partially offset by decreased travel costs as a result of COVID related travel restrictions of $2.6 million. We expect sales and marketing expenses as a percentage of total revenue to increase modestly in fiscal year 2022.
Product Development and Engineering
    Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products as well as initiatives related to new product development. Product development and engineering expenses increased by $5.1 million for the fiscal year ended June 30, 2021 as compared to the prior fiscal year, primarily due to an increase in headcount related costs of $5.0 million as we continued to invest in the deployment of innovative, feature-rich products. We expect product development and engineering expenses as a percentage of total revenues will increase modestly in fiscal year 2022.
General and Administrative
    General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased by $6.6 million for the fiscal year ended June 30, 2021 as compared to the prior fiscal year, due primarily to increased employee related costs of $6.7 million, depreciation expense of $2.0 million, and restructuring costs of $3.0 million, partially offset by a decrease in acquisition and integration expense of $3.0 million and facility costs of $2.1 million. We expect general and administrative expenses as a percentage of total revenues will remain consistent in fiscal year 2022.
Amortization of Acquisition-related Intangible Assets
    We amortize our acquired intangible assets in proportion to the estimated rate at which the asset provides economic benefit to us. Accordingly, amortization expense rates are often higher in the earlier periods of an asset’s estimated life. The increase in amortization expense for the fiscal year ended June 30, 2021 as compared to the prior fiscal year was due to the impact of fiscal year 2021 acquisitions We expect that total amortization expense for acquired intangible assets for fiscal year 2022 will be approximately $20.5 million.
Other (Expense) Income, Net

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$274	$658	$(384)	(58.4)%
Interest expense	(4,607)	(3,856)	(751)	(19.5)%
Other income (expense), net	1,419	(771)	2,190	284.0%
Other expense, net	$(2,914)	$(3,969)	$1,055	(26.6)%

    Interest income remained a minor component of our operations in fiscal 2021 and 2020. Interest expense increased by $0.8 million in fiscal 2021 as compared to the prior fiscal year reflecting the higher outstanding balance under our line of credit for the first half of fiscal 2021. Other income increased by $2.2 million in fiscal 2021 as compared to fiscal 2020 due to the absence of a

$1.0 million settlement accounting charge we recorded in fiscal 2020 associated with our Swiss defined benefit pension plan and the presence in fiscal 2021 of approximately $1.0 million in other income associated with fair value adjustments for certain equity investments we hold.
Provision for Income Taxes
    We recorded an income tax expense of $5.8 million and $1.8 million for the fiscal years ended June 30, 2021 and 2020, respectively. The income tax expense for the fiscal year ended June 30, 2021 was due to income tax expense relating to our U.K. and Swiss operations. We also recorded income tax expense of $2.1 million relating to tax legislation in the U.K. that was enacted during fiscal year 2021 which provides for the increase in the U.K. tax rate to 25% beginning April 1, 2023. These amounts were offset in part by an income tax benefit relating to our U.S. operations. The income tax expense for the fiscal year ended June 30, 2020 was due to income tax expense relating to our U.S., U.K. and Swiss operations, offset in part by an income tax benefit relating to our Israeli operations, and by an income tax benefit of $0.3 million relating to the enactment in the U.S. of the Coronavirus Aid Relief, and Economic Security Act (CARES ACT).
Fiscal Year Ended June 30, 2020 Compared to Fiscal Year Ended June 30, 2019
Segment Information
The following tables represent our segment revenues and our segment measure of profit (loss):

	Fiscal Year Ended June 30,		Increase (Decrease) Between Periods
	2020	2019	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Cloud Solutions	$252,349	$232,106	$20,243	8.7%
Banking Solutions	97,785	93,956	3,829	4.1%
Payments and Documents	75,048	77,322	(2,274)	(2.9)%
Other	17,039	18,578	(1,539)	(8.3)%
Total segment revenue	$442,221	$421,962	$20,259	4.8%
Segment measure of profit (loss):
Cloud Solutions	$54,002	$53,113	$889	1.7%
Banking Solutions	4,849	8,227	(3,378)	(41.1)%
Payment and Documents	19,336	21,207	(1,871)	(8.8)%
Other	(10,459)	(5,301)	(5,158)	(97.3)%
Total measure of segment profit	$67,728	$77,246	$(9,518)	(12.3)%
    A reconciliation of the measure of total segment profit to our GAAP (loss) income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2020	2019
	(in thousands)
Total measure of segment profit	$67,728	$77,246
Less:
Amortization of acquisition-related intangible assets	(20,370)	(21,336)
Stock-based compensation plan expense	(42,044)	(41,695)
Acquisition and integration-related expenses	(5,647)	(4,648)
Restructuring expenses	(1,652)	(1,881)
Other non-core income (expense)	94	(550)
Global ERP system implementation and other costs	(485)	(3,395)
Other (income) expense, net of pension adjustments	(5,025)	3,153
(Loss) Income before income taxes	$(7,401)	$6,894

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
Payments and Documents
    Revenues from our Payments and Documents segment decreased $2.3 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year, due primarily to a decrease in service and maintenance revenue of $4.0 million and a decrease in software license revenue of $2.3 million, partially offset by an increase in subscriptions revenue of $4.5 million. The decrease in service and maintenance revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit decreased $1.9 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year, due primarily to the revenue decrease described above, partially offset by decreased operating expenses of $0.5 million related to general and administrative expenses.
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
Software Licenses
    Revenues from software licenses decreased $8.3 million for the fiscal year ended June 30, 2020 as compared to the prior fiscal year, primarily as a result of decreased revenue from our Banking Solutions segment, Payments and Documents segment and Other segment of $4.1 million, $2.3 million and $1.1 million, respectively. The decrease in software license revenue was predominantly by design and driven by the evolution of our business strategy, which is focused on a subscription revenue model rather than one-time license events. We also believe that certain software buying decisions by our customers were delayed or deferred in the latter part of fiscal year 2020 given the ongoing economic challenges presented by the COVID-19 pandemic.
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
Provision for Income Taxes
    We recorded income tax expense of $1.8 million and an income tax benefit of $2.5 million for the fiscal years ended June 30, 2020 and 2019, respectively. The income tax expense for the fiscal year ended June 30, 2020 was due to income tax expense relating to our U.S., U.K. and Swiss operations, offset in part by an income tax benefit relating to our Israeli operations and by an income tax benefit of $0.3 million relating to the enactment in the U.S. of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The income tax benefit for the fiscal year ended June 30, 2019 was due to income tax benefits relating to our U.S. and Israeli operations, offset in part by income tax expense in our UK and Swiss operations. The income tax benefit in the U.S. was related to a reduction in our net deferred tax liabilities and a reduction to our valuation allowance arising from our acquisition of BankSight Software Systems, Inc. where certain deferred tax liabilities provide a source of future taxable income. We also recorded a discrete tax benefit of $0.8 million from the enactment of legislation that decreased tax rates in Switzerland.
Liquidity and Capital Resources
    We are party to a credit agreement with Bank of America, N.A. and certain other lenders that provides for a credit facility in the amount of up to $300 million (the Credit Facility). We have the right to request an increase to the aggregate commitments to the Credit Facility of up to $150 million, subject to specified conditions. The Credit Facility expires in July 2023. At June 30, 2021, borrowings were $130 million and we were in compliance with all covenants associated with the Credit Facility.
    We have financed our operations primarily from cash provided by operating activities, the sale of our common stock and debt proceeds. We have historically generated strong positive operating cash flows. We believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future. If our existing cash resources along with cash generated from operations and cash that we have access to through our Credit Facility is insufficient to satisfy our operating requirements, we may need to sell additional equity or debt securities or seek other financing arrangements.
    One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity and a summary of our cash activity for the fiscal years ended June 30, 2021 and 2020 are summarized in the tables below:

	June 30,	June 30,
	2021	2020
	(in thousands)
Cash and cash equivalents	$133,932	$194,832
Marketable securities	10,216	10,209
Borrowings under credit facility	130,000	180,000

	Fiscal Year Ended June 30,
	2021	2020
	(in thousands)
Cash provided by operating activities	76,116	97,171
Cash used in investing activities	(83,986)	(47,530)
Cash (used in) provided by financing activities	(56,166)	54,624
Effect of exchange rates on cash	6,668	(930)
    Cash, cash equivalents and marketable securities. At June 30, 2021, our cash and cash equivalents of $133.9 million consisted primarily of cash deposits held at major banks and money market funds. The $60.9 million decrease in cash and cash equivalents at June 30, 2021 from June 30, 2020 was primarily due to cash used to fund: the repayment of borrowings under our revolving credit facility of $50 million, the repurchases of our common stock of $10.8 million, capital expenditures, including capitalization of software costs of $31.9 million, business and asset acquisitions, net of cash acquired of $41.3 million and other investment opportunities of $10.9 million, partially offset by cash generated from operations of $76.1 million and the effect of foreign exchange rates on cash of $6.7 million.
    At June 30, 2021, our marketable securities of $10.2 million consisted of U.S. government debt securities.
    Cash, cash equivalents and marketable securities included approximately $59.9 million held by our foreign subsidiaries as of June 30, 2021. We repatriated $25.5 million and $10.0 million from our U.K. subsidiary during the fiscal years ending June 30, 2021 and 2020, respectively. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the U.K., Switzerland, India and one of our Australian subsidiaries; therefore we do not provide for U.S. income taxes that could result from the distribution of foreign earnings from our subsidiaries other than those aforementioned. If our reinvestment plans were to change based on future events and we decided to repatriate amounts from other international subsidiaries, those amounts would generally become subject to U.S. state tax to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made, and we could be further subject to withholding taxes.
Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Increases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar increased our overall cash balances by approximately $6.7 million for the fiscal year ended June 30, 2021. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances, however, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.
    Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses, and impairment charges and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations decreased by $21.1 million for the fiscal year ended June 30, 2021 as compared to the prior fiscal year. The decrease was primarily related to a decrease in cash flows generated from the change in accounts receivable of $4.5 million, an increase in cash flows used for prepaid expensed and other current assets and other assets of $8.7 million, and accounts payable and accrued expenses of $9.9 million.
    Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $36.5 million increase in net cash used in investing activities for the fiscal year ended June 30, 2021 as compared to the prior fiscal year was primarily due to cash used to fund business acquisitions, net of cash acquired, of $41.3 million and other investments of $9.6 million, partially offset by a decrease in cash used for capital expenditures of $14.8 million.
    Financing Activities. Financing cash flows consist primarily of cash inflows as a result of borrowings under our revolving credit facility and proceeds from the sale of shares of our common stock through employee equity incentive plans, offset by repurchases of our common stock. The increase in cash used in financing activities of $110.8 million was due to an increase in cash used to repay amounts due under our revolving credit facility of $40 million and the absence of borrowing under our revolving credit facility of $80 million, partially offset by a decrease in cash used to repurchase common stock of $8.4 million.
Contractual Obligations
    Following is a summary of future payments that we are required to make under existing contractual obligations as of June 30, 2021:

	Payment Due by Fiscal Year
	2022	2023-2024	2025-2026	Thereafter	Total
	(in thousands)
Credit Facility
Principal payment	$—	$130,000	$—	$—	$130,000
Interest payments (1)	3,169	3,346	—	—	6,515
Commitment fee (2)	298	309	—	—	607
Operating leases	7,656	9,862	6,525	19,079	43,122
Purchase commitments	13,529	7,470	794	—	21,793
Total contractual obligations	$24,652	$150,987	$7,319	$19,079	$202,037
——————
(1)The Credit Facility carries a variable rate of interest. Interest payments were estimated using the applicable interest rate as of June 30, 2021 net of the impact of interest rate swaps we have in place.
(2)The Credit Facility agreement includes a commitment fee, which we have included in the table above, based on the applicable interest rate as of June 30, 2021 and our remaining borrowing capacity of $170 million.
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
    Our estimate of unrecognized tax benefits for which cash settlement may be required, in the amount of $2.2 million, has been excluded from the table above. These amounts have been excluded because, as of June 30, 2021, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.

    The contractual obligations table above also excludes our estimate of the contributions we will make to our Swiss defined benefit pension plan in fiscal year 2022, which is $2.1 million based on foreign exchange rates in effect on June 30, 2021. We have not disclosed contributions for periods after fiscal year 2022, as those amounts are subject to future changes. We did not have any off-balance sheet arrangements during the fiscal year ended June 30, 2021.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest rate risk
    Our exposure to financial risk, including changes in interest rates, relates primarily to our cash and cash equivalents, marketable securities and borrowings under our Credit Facility. Our cash and cash equivalents typically consist of demand deposit accounts, money market mutual funds and U.S. Treasury securities. Based on our average cash and cash equivalents balance, average actual interest rates and actual interest income during the respective annual periods, a 100 basis point increase in interest rates would result in a hypothetical increase of approximately $1.5 million, $1.2 million, and $0.9 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, in our results of operations and cash flows. A 100 basis point decrease in interest rates would reduce our interest income to zero.
    Our marketable securities are held in U.S. corporate and government debt securities with maturities of less than one year. A 100 basis point change in interest rates would not have had a significant impact on our income from marketable securities for the fiscal years ended June 30, 2021, 2020 and 2019.
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
    The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our cash balances as of June 30, 2021 and 2020:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Cash and cash equivalents
	2021	2020
	(in thousands)
Between U.S. Dollar and:
British Pound Sterling (+/-)	$4,243	$3,507
Swiss Franc (+/-)	791	3,455
European Euro (+/-)	574	386
Australian Dollar (+/-)	376	325
    A 10% increase or decrease in the exchange rate between the U.S. Dollar and all of the other currencies in which we transact would not have had a significant impact on our cash and cash equivalents at June 30, 2021 or June 30, 2020.
    The following sensitivity analysis is based on a hypothetical 10 percent increase or decrease in foreign currency exchange rates and presents the impact that such an increase or decrease would have had on our revenue and net income (loss) for the fiscal years ended June 30, 2021, 2020 and 2019:

	Effect of a 10% Increase or Decrease in Average Exchange Rates
	Revenue			Net income (loss)
	2021	2020	2019	2021	2020	2019
	(in thousands)
Between U.S. Dollar and:
British Pound Sterling (+/-)	$11,886	$10,649	$9,975	$1,397	$955	$977
Swiss Franc (+/-)	4,789	3,907	3,870	395	52	190
Israeli Shekel (+/-)	705	690	803	991	1,121	775
European Euro (+/-)	410	312	358	107	21	16

    A 10% increase or decrease in the average exchange rate between the U.S. Dollar and all of the other currencies in which we transact would not have had a significant impact on our revenue or net income (loss) for the fiscal years ended June 30, 2021, 2020 or 2019.
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

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Bottomline Technologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bottomline Technologies, Inc. (the Company) as of June 30, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 30, 2021 expressed an unqualified opinion thereon.
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

Capitalized Software Development Costs and Internal Use Software Costs
Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company capitalizes costs for software that is to be sold, leased or otherwise marketed once technological feasibility has been established. The Company also capitalizes certain development costs that relate to internal use software incurred during the application development stage. The Company capitalized $3.0 million and $14.0 million, respectively, of capitalized software development costs and internal use software costs in the year ended June 30, 2021 and had total capitalized software development costs and internal use software costs, net of accumulated amortization, of $10.4 million and $31.3 million, respectively, as of June 30, 2021.

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
August 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Bottomline Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Bottomline Technologies, Inc.’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bottomline Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AnaSys AG and TreasuryXpress, which are included in the 2021 consolidated financial statements of the Company and constituted approximately 2% and 5% of total assets, respectively, as of June 30, 2021 and less than 1% of revenues, each, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of AnaSys AG and TreasuryXpress.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 30, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
August 30, 2021

BOTTOMLINE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30,	June 30,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$133,932	$194,832
Cash held for customers	9,836	6,304
Marketable securities	10,216	10,209
Accounts receivable net of allowances for doubtful accounts of $1,304 at June 30, 2021 and $1,336 at June 30, 2020	72,978	69,970
Prepaid expenses and other current assets	34,653	28,328
Total current assets	261,615	309,643
Property and equipment, net	68,471	67,155
Operating lease right-of-use assets, net	27,570	24,712
Goodwill	246,698	205,713
Intangible assets, net	162,691	154,111
Other assets	48,683	31,803
Total assets	$815,728	$793,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,428	$13,422
Accrued expenses and other current liabilities	45,925	48,198
Customer account liabilities	9,836	6,304
Deferred revenue	88,679	82,074
Total current liabilities	155,868	149,998
Borrowings under credit facility	130,000	180,000
Deferred revenue, non-current	12,559	13,959
Operating lease liabilities, non-current	26,629	20,670
Deferred income taxes	14,574	8,656
Other liabilities	19,864	27,520
Total liabilities	359,494	400,803
Stockholders' equity
Preferred Stock, $.001 par value:
Authorized shares-4,000; issued and outstanding shares-none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares-49,294 at June 30, 2021 and 48,147 at June 30, 2020; outstanding shares-43,237 at June 30, 2021 and 42,172 at June 30, 2020	49	48
Additional paid-in-capital	819,392	764,906
Accumulated other comprehensive loss	(16,081)	(48,675)
Treasury stock: 6,057 shares at June 30, 2021 and 5,975 shares at June 30, 2020, at cost	(150,282)	(143,333)
Accumulated deficit	(196,844)	(180,612)
Total stockholders' equity	456,234	392,334
Total liabilities and stockholders' equity	$815,728	$793,137

See accompanying notes.

BOTTOMLINE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2021	2020	2019

Revenues:
Subscriptions	$384,742	$339,410	$295,633
Software licenses	5,074	8,098	16,389
Service and maintenance	79,319	91,706	105,895
Other	2,268	3,007	4,045
Total revenues	471,403	442,221	421,962
Cost of revenues:
Subscriptions	153,308	136,417	127,467
Software licenses	412	528	923
Service and maintenance	41,154	49,955	51,168
Other	1,578	2,186	3,161
Total cost of revenues	196,452	189,086	182,719
Gross profit	274,951	253,135	239,243
Operating expenses:
Sales and marketing	119,883	106,429	95,265
Product development and engineering	78,090	73,019	67,364
General and administrative	63,353	56,749	52,199
Amortization of acquisition-related intangible assets	21,173	20,370	21,336
Total operating expenses	282,499	256,567	236,164
(Loss) income from operations	(7,548)	(3,432)	3,079
Interest income	274	658	670
Interest expense	(4,607)	(3,856)	(3,783)
Other income (expense), net	1,419	(771)	6,928
Other (expense) income, net	(2,914)	(3,969)	3,815
(Loss) income before income taxes	(10,462)	(7,401)	6,894
(Provision for) benefit from income taxes	(5,826)	(1,828)	2,538
Net (loss) income	$(16,288)	$(9,229)	$9,432
Basic and diluted net (loss) income per share	$(0.38)	$(0.22)	$0.23
Shares used in computing net (loss) income per share:
Basic	42,793	41,770	40,612
Diluted	42,793	41,770	41,691
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available for sale securities	(31)	29	14
Change in fair value on interest hedging instruments	1,965	(3,794)	(3,875)
Minimum pension liability adjustments (net of income tax provision of $250, $0 and $0)	9,103	943	(4,730)
Foreign currency translation adjustments (net of income tax provision (benefit) of $756, $(183), and $(257))	21,557	(2,260)	(4,369)
Other comprehensive income (loss), net of tax:	$32,594	$(5,082)	$(12,960)
Comprehensive income (loss)	$16,306	$(14,311)	$(3,528)

See accompanying notes.

BOTTOMLINE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount

Balance at June 30, 2018	44,834	$45	$678,549	$(30,633)	5,806	$(129,914)	$(207,115)	$310,932
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	45	1	1,104		(126)	2,819		3,924
Vesting of Restricted stock awards	1,184							—
Stock compensation plan expense			41,790					41,790
Warrant settlements	932	1	(5)					(4)
Minimum pension liability adjustments, net of tax				(4,730)				(4,730)
Net income							9,432	9,432
Cumulative effect of adoption of updated revenue recognition standard							26,263	26,263
Unrealized gain on available for sale securities				14				14
Unrealized loss on interest rate hedging transactions				(3,875)				(3,875)
Foreign currency translation adjustment				(4,369)				(4,369)
Balance at June 30, 2019	46,995	$47	$721,438	$(43,593)	5,680	$(127,095)	$(171,420)	$379,377
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	14	—	1,227		(123)	2,907		4,134
Vesting of Restricted stock awards	1,138	1	(1)					—
Repurchase of common stock to be held in treasury					418	(19,145)		(19,145)
Stock compensation plan expense			42,242					42,242
Minimum pension liability adjustments, net of tax				943				943
Net loss							(9,229)	(9,229)
Cumulative effect of adoption of updated lease standard							37	37
Unrealized gain on available for sale securities				29				29
Change in fair value on interest rate hedging instruments				(3,794)				(3,794)
Foreign currency translation adjustment				(2,260)				(2,260)
Balance at June 30, 2020	48,147	$48	$764,906	$(48,675)	5,975	$(143,333)	$(180,612)	$392,334
Issuance of common stock for employee stock purchase plan and upon exercise of stock options			783		(156)	3,806		4,589
Vesting of Restricted stock awards	981	1	(1)					—
Repurchase of common stock to be held in treasury					238	(10,755)		(10,755)
Stock compensation plan expense			45,521					45,521
Issuance of common stock in connection with acquisition	166		8,183					8,183
Minimum pension liability adjustments, net of tax				9,103				9,103
Net loss							(16,288)	(16,288)
Cumulative effect of adoption of updated credit losses standard							56	56
Unrealized losses on available for sale securities				(31)				(31)
Change in fair value on interest rate hedging instruments				1,965				1,965
Foreign currency translation adjustment				21,557				21,557
Balance at June 30, 2021	49,294	$49	$819,392	$(16,081)	6,057	$(150,282)	$(196,844)	$456,234

See accompanying notes.

BOTTOMLINE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2021	2020	2019
Operating activities:
Net (loss) income	$(16,288)	$(9,229)	$9,432
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	21,173	20,370	21,336
Stock-based compensation plan expense	45,533	42,044	41,695
Depreciation and other amortization	33,178	27,232	22,911
Gain on sale of investments	—	—	(7,599)
Deferred income tax provision (benefit)	336	(829)	(5,147)
Provision for allowances on accounts receivable	142	749	220
Amortization of debt issuance costs	414	414	414
Amortization of discount on investments	90	(56)	(137)
Fair value adjustment on other investments	923	(49)	—
Loss (gain) on sale of property and equipment	52	(427)	623
Loss on foreign exchange	392	603	497
Changes in operating assets and liabilities:
Accounts receivable	1,232	5,763	(4,303)
Prepaid expenses and other current assets	(3,283)	1,548	(3,760)
Operating lease right-of-use asset, net	(1,756)	1,575	—
Other assets	(7,766)	(3,890)	(3,120)
Customer account liabilities	2,640	811	3,023
Accounts payable	(2,372)	2,007	580
Accrued expenses	(1,447)	4,025	279
Operating lease liabilities	4,094	(1,475)	—
Deferred revenue	(550)	4,540	1,689
Other liabilities	(621)	1,445	(356)
Net cash provided by operating activities	76,116	97,171	78,277
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(41,331)	—	(24,036)
Acquisition of building	—	—	(20,700)
Purchases of investments	(8,270)	(238)	(230)
Proceeds from sale of investments	198	38	9,011
Issuance of note receivable	(2,600)	(1,000)	—
Purchases of available-for-sale securities	(10,224)	(13,485)	(8,381)
Proceeds from sales of available-for-sale securities	10,100	10,900	11,000
Capital expenditures, including capitalization of software costs	(31,859)	(46,650)	(33,083)
Proceeds from disposal of property and equipment	—	2,905	—
Insurance proceeds received for damage to equipment	—	—	201
Net cash used in investing activities	(83,986)	(47,530)	(66,218)
Financing activities:
Repurchase of common stock	(10,755)	(19,145)	—
Repayment of amounts borrowed under revolving credit facility	(50,000)	(10,000)	(40,000)
Amounts borrowed under revolving credit facility	—	80,000	—
Repayment of notes payable	—	(365)	(736)
Settlement of warrants	—	—	(4)
Debt issuance costs related to credit facility	—	—	(597)
Proceeds from exercise of stock options and employee stock purchase plan	4,589	4,134	3,924
Net cash (used in) provided by financing activities	(56,166)	54,624	(37,413)
Effect of exchange rate changes on cash	6,668	(930)	(1,458)
(Decrease) increase in cash, cash equivalents and restricted cash	(57,368)	103,335	(26,812)
Cash, cash equivalents and restricted cash at beginning of period	201,136	97,801	124,613
Cash, cash equivalents and restricted cash at end of period	$143,768	$201,136	$97,801
Cash and cash equivalents at end of period	$133,932	$194,832	$92,164

Cash held for customers at end of period	9,836	6,304	5,637
Cash, cash equivalents and restricted cash at end of period	$143,768	$201,136	$97,801
Supplemental disclosure of cash flow information:
Cash paid during the fiscal year for:
Interest, net of amounts capitalized	$4,564	$3,105	$3,936
Income taxes	$4,632	$3,100	$2,040
Non-cash investing activities:
Conversion of note receivable for other investments	$2,600	$—	$—
Non-cash financing activities:
Issuance of common stock upon settlement of warrants	$—	$—	$58,451
Issuance of common stock in connection with acquisition of business	$8,183	$—	$—

See accompanying notes.

BOTTOMLINE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended June 30, 2021, 2020 and 2019
Note 1—Organization and Nature of Business
    Bottomline Technologies, Inc. is a Delaware corporation that helps make complex business payments simple, smart, and secure. We provide solutions that are helping to accelerate the digital transformation of business payments. Corporations and banks rely on us for domestic and international payments, efficient cash management, automated workflows for payment processing and bill review and fraud detection. The majority of our revenues are derived from offerings sold as SaaS-based solutions and paid for on a subscription basis. Our products and services are sold to customers operating in many different industries throughout the world, but principally in the U.S., United Kingdom (U.K.) and continental Europe regions.
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
Cash and Cash Equivalents
    We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At June 30, 2021, our cash equivalents consisted of demand deposit accounts and money market funds.
Cash Held for Customers and Customer Account Liabilities
    At June 30, 2021 and 2020, our consolidated balance sheets included $9.8 million and $6.3 million, respectively, of cash held for customers and a corresponding liability in the same amount. Cash held for customers and customer account liabilities arise from a portion of our U.K. operations where we collect client funds and hold them for a short transient period before ultimately disbursing the amounts and settling the corresponding liability. Cash we hold on behalf of clients is segregated from our other corporate cash accounts and is not available for use by us other than to settle the corresponding client liability.
Marketable Securities
    All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. At June 30, 2021, we held $10.2 million of marketable securities which consisted of U.S. corporate and government debt securities.
    Our held to maturity investments, all of which mature within one year, are recorded at amortized cost and interest income is recognized in earnings when earned. The cost of securities sold is determined based on the specific identification method. At June 30, 2021 and 2020, the amortized cost of our held-to-maturity investments approximated their fair value.
    Our securities classified as available for sale are recorded at fair value, with all unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss). At June 30, 2021 and 2020, all of our available for sale securities had maturities of less than one year. The cost of securities sold is determined based on the specific identification method. At June 30, 2021 and 2020, the net unrealized gain associated with securities classified as available for sale was not significant. No credit loss has been recorded as we do not intend to sell the investment prior to recovering the amortized cost basis.

    The table below presents information regarding our marketable securities by major security type as of June 30, 2021 and 2020.

	June 30, 2021			June 30, 2020
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Corporate and other debt securities	$66	$10,150	$10,216	$61	$10,148	$10,209
Total marketable securities	$66	$10,150	$10,216	$61	$10,148	$10,209
    All of our available for sale marketable securities are classified as current assets.
    The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of June 30, 2021 and June 30, 2020, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At June 30, 2021		At June 30, 2020
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government—U.S.	5,930	(1)	2,012	(1)
Total	$5,930	$(1)	$2,012	$(1)
Other Investments
    We have certain other investments recorded at fair value. In circumstances where there is no readily determinable fair value, these investments are recorded at cost, less impairment (if any) plus or minus adjustments for observable price changes. The aggregate carrying value of all of our other investments was $14.0 million and $2.1 million at June 30, 2021 and 2020, respectively, and they are reported as a component of our other assets. At June 30, 2021, we reviewed the carrying value of these investments and concluded that they were not impaired. We are unable to exercise significant influence or control over the investees underlying any of these investments.
Sales of Investments
    During fiscal year 2019, we liquidated a $0.4 million investment, received cash proceeds of $7.7 million and recorded a gain on sale of $7.3 million as a component of other income in our consolidated statement of comprehensive income (loss).
Concentration of Credit Risk
    Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We had approximately $130.6 million of cash and cash equivalents invested with eight financial institutions at June 30, 2021. Balances of cash and cash equivalents are typically in excess of any insurance, such as FDIC coverage, that may protect our deposits.
    Our accounts receivable are reported in our consolidated balance sheets net of allowances for uncollectible accounts. We believe that the concentration of credit risk with respect to accounts receivable and contract assets is limited due to the large number of companies and diverse industries comprising our customer base. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom we have had no prior collections history, and collateral is generally not required. In estimating credit loss, we pool accounts with similar risk characteristics. Accounts that do not share the same risk characteristics are assessed for credit loss on an individual basis. The allowance for credit loss is based on historical loss data, customer specific information, geographic location, current market conditions and expected future economic conditions. Historically, bad debt expense has not been significant. There were no customers that, individually, accounted for more than 10% of our consolidated accounts receivable balance at June 30, 2021 or 2020. For the fiscal years ended June 30, 2021, 2020 and 2019, we had no customer that accounted for 10% or greater of our consolidated revenues.
Financial Instruments
    The fair value of our financial instruments, which includes cash and cash equivalents, cash held for customers, marketable securities, accounts receivable, contract assets, accounts payable, customer account liabilities, derivative interest rate swaps and debt drawn under our Credit Facility, as defined in Note 11 Indebtedness, are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Please refer to Note 5 Fair Value for further details on the fair value of these financial instruments.

Accounts Receivable
    Accounts receivable includes unbilled receivables of approximately $7.9 million and $6.5 million at June 30, 2021 and 2020, respectively. Unbilled receivables include revenues recognized for which billings have not yet been presented to the customers.
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
    Our specifically identifiable intangible assets consist principally of customer related assets and core technology and are reported net of accumulated amortization and are amortized over their estimated useful lives at amortization rates that are proportional to each asset’s estimated economic benefit. We review the carrying value of these intangible assets annually, or more frequently if indicators of impairment are present.
    In performing our review of the recoverability of goodwill and other intangible assets we evaluate various qualitative factors, including whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset. We also consider whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life. In the case of goodwill, we estimate the fair value of the reporting unit to which the goodwill is assigned. If as a result of examining any of these factors we conclude that the carrying value of goodwill or any other intangible asset exceeds its estimated fair value or undiscounted cash flows, respectively, we will recognize an impairment charge.
    Purchased software is classified as an intangible asset and is amortized on a straight-line basis over its estimated useful life, typically ranging from 3 to 5 years.
Advertising Costs
    We expense advertising costs as incurred. Advertising costs were $5.3 million, $4.1 million and $2.9 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
Shipping and Handling Costs
    We expense all shipping, handling and delivery costs in the period incurred, generally as a component of other cost of revenues.
Commissions Expense
    Substantially all software license commissions are earned in the month in which a customer order is received. Commissions associated with professional services are typically earned in the month that services are rendered. Commissions associated with post-contract customer support arrangements and subscription-based arrangements are typically earned when the customer is billed for the underlying contractual period or in the period the order is received. Commissions are normally paid within thirty days of the month in which they are earned. We capitalize commission costs in connection with obtaining a contract if the period of benefit is greater than a year and we expect to recover the costs through future contract revenues. We expense any capitalized costs ratably over the estimated period of benefit. Commission costs are recorded as a component of sales and marketing expense.
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
Share-Based Compensation
    We recognize expense for the estimated fair value of our share-based compensation arrangements, net of estimated award forfeitures. The expense associated with share-based payment awards that vest based only on service conditions is generally recognized on a straight-line basis over the award’s vesting period. Expense associated with share-based payment awards that include a performance condition are not eligible for straight-line expense recognition and instead expense is recorded on an "accelerated attribution" model which treats each vesting tranche of an award as a separate award. This has the effect of recording more expense earlier in the life of an award. Further, for any performance award, expense is not recorded until the performance condition is probable of achievement. We reassess the probability of the performance conditions being achieved at each reporting date and adjust stock-based compensation accordingly.
Capitalized Software Costs
    Capitalization of software development costs for software that is to be sold, leased or otherwise marketed begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by us with respect to certain factors including, but not limited to, determining which projects and development activities within those projects qualify for capitalization, anticipated future revenues, estimated economic life, and changes in software and hardware technologies. Amortization of capitalized costs commence on the date of general release of the software using the greater of the straight-line method over the estimated useful life or the ratio of revenue in the period to total expected revenues over the product’s expected useful life. Capitalized software development costs are normally amortized over an estimated useful life of 5 years once the product is available for general use. For the fiscal years ended June 30, 2021, 2020 and 2019, we capitalized $3.0 million, $3.0 million and $3.7 million, respectively, and recorded amortization expense of $4.8 million, $4.0 million and $3.8 million, respectively, of software development costs, excluding software developed for internal use. At June 30, 2021 and 2020, the net carrying value of capitalized software excluding software developed for internal use, which is included in intangible assets, net on our consolidated balance sheets, was $10.4 million and $12.2 million, respectively.
    We capitalize certain development costs associated with internal use software incurred during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. For the fiscal years ended June 30, 2021, 2020 and 2019, we capitalized $14.0 million (includes amounts capitalized during the period and the impact of foreign exchange rate changes), $11.9 million and $10.4 million, respectively, of internal use software development costs associated with our SaaS-based technology platforms. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 3 to 5 years once the related project is ready for its intended use. For the fiscal years ended June 30, 2021, 2020 and 2019, we recorded amortization expense of $8.4 million, $7.2 million and $6.1 million, respectively, of capitalized internal use software costs associated with our SaaS-based technology platforms. At June 30, 2021 and 2020, the net carrying value of capitalized internal use software associated with our SaaS-based technology platforms, which is included in intangible assets, net on our consolidated balance sheets, was $31.3 million and $25.7 million, respectively.
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
Goodwill Impairment: In January 2017, the FASB issued an accounting standard update to simplify the test for goodwill impairment which removes the requirement to compare the carrying value of goodwill against its implied fair value. Under the revised standard, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss should not exceed the total amount of goodwill allocated to the reporting unit. We adopted this standard on July 1, 2020 and the adoption of this standard did not have a material impact on our financial statements.
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
Accounting Pronouncements to be Adopted
Interest Rate Reform: In March 2020, the FASB issued an accounting standard update to address financial reporting related to the transition from the London Interbank Offered Rate (LIBOR) to alternative reference rates. The standard provides optional expedients and exceptions to existing guidance for the accounting of contracts and hedging relationship modified as a result of reference rate reform. We may elect to apply the standard prospectively to contracts modified on or before December 31, 2022. We are currently evaluating the impact the adoption of this standard will have on our financial statements.
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
    The transaction price is the amount of consideration we expect to be entitled to under a contract upon fulfillment of the performance obligations. The starting point for estimating the transaction price is the selling price stipulated in the contract, however we include in the determination of the overall transaction price an estimate of variable consideration to the extent it is probable that it will not result in a significant future reversal of revenue. Variable consideration can arise in our arrangements as a result of usage-based fees. For contracts with a long period over which usage-based fees can occur, or in contracts with customers with whom we do not have a reasonable operating history, we often constrain the amount of variable consideration included in the transaction price. We update our estimate of variable consideration at the end of each financial reporting period, including interim periods. We exclude from the determination of the transaction price sales and other taxes we bill to and collect from customers and remit to government authorities. Shipping and handling activities performed after the customer has obtained control of the good or service is accounted for as a fulfillment activity.
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
Nature of Goods and Services
    Subscriptions: We generate subscription revenue through the provision of SaaS solutions which can include contractually fixed revenue amounts as well as usage-based fees. Our SaaS arrangements consist of an obligation for us to provide continuous access to a technology solution that we host, which we account for as a stand-ready performance obligation. These contracts may also include variable pricing or incremental fees based on customer processing, usage or volume. We recognize revenue for fixed subscription fees ratably over the non-cancelable term of the contract, commencing on the date the customer has access to the solution. In circumstances where we meet certain requirements to allocate variable consideration to a distinct service within a series of related services, we allocate variable consideration to each distinct period of service within the series. If we do not meet those requirements, we include an estimate of variable consideration in the transaction price and recognize it ratably over the non-cancelable term of the contract.
    For certain of our SaaS solutions, customers may be charged a fee for implementation services. In determining whether the implementation services are distinct from the hosting services we consider various factors, including the level of customization, complexity of the integration, the interdependency and interrelationship between the implementation services and the hosting services and the ability (or inability) of the customer's personnel or other service providers to perform the services. We have concluded that the implementation services in our hosting arrangements with multiple performance obligations are not distinct and therefore we recognize fees for implementation services ratably over the non-cancelable term of the hosting contract.
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
Remaining Performance Obligations
    The transaction price allocated to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of June 30, 2021 and June 30, 2020 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of SaaS-based subscription obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant during each of the twelve months ended June 30, 2021 and June 30, 2020.
    Revenue allocated to remaining performance obligations was $439 million as of June 30, 2021 of which we expect to recognize approximately $182.4 million over the next twelve months and the remainder thereafter. We exclude from our measure of remaining performance obligations amounts related to royalty based transactions and future transactional or usage-based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services.
Contract Assets and Liabilities
    The table below presents our accounts receivable, contract assets and deferred revenue balances as of June 30, 2021 and June 30, 2020.

	June 30,	June 30,
	2021	2020	$ Change
	(in thousands)
Accounts receivable	$72,978	$69,970	$3,008
Contract assets	6,627	3,646	2,981
Deferred revenue	101,238	96,033	5,205
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
The increase in accounts receivable at June 30, 2021 as compared to June 30, 2020 reflects the impact of increased subscription revenue in our Cloud Solutions segment.
The increase in contract assets at June 30, 2021 as compared to June 30, 2020 reflects the increased growth in subscription revenue in our Banking Solutions segment.
The increase in deferred revenue at June 30, 2021 as compared to June 30, 2020 reflects the increase in subscription growth driven by our Cloud Solutions segment.
For the fiscal years ended June 30, 2021 and June 30, 2020, we recognized $87.7 million and $79.7 million, respectively, in revenue from amounts that were included in deferred revenue as of June 30, 2020 and July 1, 2019, respectively.

Contract Costs
    We capitalize incremental costs incurred in connection with obtaining a contract if they have a period of benefit that is greater than one year and we expect to recover the costs through future contract revenues. Incremental costs incurred to obtain a contract relate to sales commissions. We also capitalize costs incurred in fulfilling a contract when the costs relate directly to a specifically identifiable customer contract, when the costs generate or enhance resources that we will use to satisfy performance obligations in the future and when the costs are expected to be recovered through future contract revenues. At June 30, 2021 capitalized costs to obtain a contract and capitalized fulfillment costs totaled $10.1 million and $18.4 million, respectively. At June 30, 2020, capitalized costs to obtain a contract and capitalized fulfillment costs totaled $7.6 million and $18.5 million, respectively.
    Capitalized costs are amortized on a basis consistent with the transfer of the goods or services to which the asset relates. This results in capitalized costs being recognized on a ratable basis over the estimated period of future benefit, which is generally five years. We estimate the future period of benefit considering the current contract term, the impact of estimated customer renewal terms and the estimated life of the technology solution underlying the contracts. Amortization expense associated with costs of obtaining and costs of fulfilling a contract was $2.5 million and $5.3 million, respectively, for the fiscal year ended June 30, 2021, and $2.0 million and $4.9 million, respectively, for the fiscal year ended June 30, 2020. Amortization expense associated with costs of obtaining and costs of fulfilling a contract were recorded as components of sales and marketing expense and cost of revenues, respectively, in our consolidated statement of comprehensive income (loss).
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
    At June 30, 2021 and June 30, 2020, our assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2021				June 30, 2020
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$340	$—	$—	$340	$354	$—	$—	$354
Available for sale securities - Debt
Government - U.S.	—	10,150	—	10,150	—	10,148	—	10,148
Total available for sale securities	$—	$10,150	$—	$10,150	$—	$10,148	$—	$10,148
Other investments (long term)	$—	$966	$1,014	$1,980	$—	$1,047	$514	$1,561
Total assets	$340	$11,116	$1,014	$12,470	$354	$11,195	$514	$12,063
Liabilities
Short-term derivative interest rate swap	$—	$1,564	$—	$1,564	$—	$1,631	$—	$1,631
Long-term derivative interest rate swap	$—	$1,550	$—	$1,550	$—	$3,448	$—	$3,448
Total liabilities	$—	$3,114	$—	$3,114	$—	$5,079	$—	$5,079

Fair Value of Financial Instruments
    We have certain financial instruments which consist of cash and cash equivalents, cash held for customers, marketable securities, accounts receivable, contract assets, equity securities, accounts payable, customer account liabilities, derivative interest rate swaps and debt drawn on our Credit Facility. Fair value information for each of these instruments is as follows:
•    Cash and cash equivalents, cash held for customers, accounts receivable, contract assets, accounts payable and customer account liabilities fair values approximate their carrying values, due to the expected duration of these instruments.
•    Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at June 30, 2021 and June 30, 2020, approximated fair value.
•    Marketable debt securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of other accumulated comprehensive loss in stockholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable debt securities classified as available for sale.
•The fair value of our derivative interest rate swaps is based on the present value of projected cash flows that will occur over the life of the instruments, after considering certain contractual terms of the arrangements and counterparty credit risk.
•     We hold certain other investments accounted for at fair value. The fair value of these investment was $2.0 million and $1.6 million at June 30, 2021 and June 30, 2020, respectively. We also have investments for which there is no readily determinable fair value. The carrying value of these investments was $12.0 million and $0.5 million at June 30, 2021 and June 30, 2020, respectively, and they are reported as a component of our other assets. These investments are recorded at cost, less impairment (if any) plus or minus adjustments for observable price changes.
•     We have borrowings of $130 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at June 30, 2021, as the instrument carries a variable rate of interest which reflects current market rates.
Note 6—Acquisitions
Current Year Activity
TreasuryXpress
On January 13, 2021, we acquired French-headquartered TreasuryXpress Holding SAS (TX) for a total purchase price of $31.9 million in cash. Additionally, we issued 66,403 shares of our common stock to certain selling stockholders of TX with vesting conditions tied to continued employment with us. These shares are compensatory and we will record share-based payment expense over their vesting period of five years.
We are still obtaining fair value estimates for the intangible assets acquired. In the preliminary allocation of the purchase price, we recorded $21.2 million of goodwill. The goodwill is not deductible for tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $16.1 million consisting of acquired technology, customer related assets and a trade name are being amortized over a weighted average estimated useful life of 10 years.
Our acquisition of TX, a leading provider of cloud-based treasury management solutions for corporations and banks around the world, extended our geographic presence in France, the United States and the Middle-East. The operating results of TX have been included as a component of our Cloud Solutions segment from the acquisition date forward and all goodwill was allocated to this segment. TX operating results did not have a material impact on our revenue or net loss and acquisition related costs were approximately $1.6 million and were recorded as a component of general and administrative expenses.
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
In the allocation of the purchase price, we recorded $10.7 million of goodwill, $6.3 million of identifiable intangible assets and a $2.8 million postretirement liability. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets consist of customer and technology related assets and are being amortized over a weighted average estimated useful life of 13 years.
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
In the allocation of the purchase price, we recorded $1.0 million of goodwill. The goodwill is deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $1.7 million, consisting primarily of technology related assets, are being amortized over a weighted average estimated useful life of 9 years. FMR's operating results are included in our Banking Solutions segment from the acquisition date forward and all goodwill was allocated to this segment. FMR's operating results did not have a material impact on our revenue or net loss and acquisition related costs were not material.
Prior Year Activity
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
Note 7—Property and Equipment
    Property and equipment consisted of the following:

	June 30,
	2021	2020
	(in thousands)
Land	$2,748	$2,448
Building and improvements	49,815	48,483
Furniture and fixtures	9,459	10,099
Technical equipment	59,445	55,605
Motor vehicles	88	—
Total property and equipment, gross	121,555	116,635
Less: Accumulated depreciation	53,084	49,480
Total property and equipment, net	$68,471	$67,155

As of June 30, 2021 and 2020, accrued capital expenditures were $0.2 million and $2.5 million, respectively, and represent non-cash investing activity.
Note 8—Goodwill and Other Intangible Assets
    We performed our annual goodwill impairment test during the fourth quarter of fiscal years 2021 and 2020. Based on these reviews, we concluded that there was no goodwill impairment.
    There can be no assurance that there will not be impairment charges in future periods as a result of future impairment reviews. To the extent that future impairment charges occur it would likely have a material impact on our financial results. At June 30, 2021, the carrying value of goodwill for all of our reporting units was $246.7 million.
    The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$235,366	$(175,841)	$59,525	7.2
Core technology	154,254	(107,008)	47,246	7.5
Other intangible assets	23,504	(20,984)	2,520	4.8
Capitalized software development costs	29,217	(18,843)	10,374	2.6
Software (1)	101,898	(58,872)	43,026	4.0
Total	$544,239	$(381,548)	$162,691
Unamortized intangible assets:
Goodwill			246,698
Total intangible assets			$409,389

	As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$219,305	$(157,008)	$62,297	7.5
Core technology	135,720	(97,431)	38,289	7.2
Other intangible assets	22,099	(19,927)	2,172	4.8
Capitalized software development costs	26,222	(14,047)	12,175	2.9
Software (1)	84,493	(45,315)	39,178	3.8
Total	$487,839	$(333,728)	$154,111
Unamortized intangible assets:
Goodwill			205,713
Total intangible assets			$359,824
——————
(1)    Software includes purchased software and software developed for internal use.
    Estimated amortization expense for fiscal year 2022 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of June 30, 2021, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
2022	$20,500	$5,006	$12,130
2023	18,927	2,162	9,702
2024	17,062	1,407	7,837
2025	14,575	764	4,662
2026	13,614	186	1,505
2027 and thereafter	24,613	—	518
    Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.

    The following table represents a rollforward of our goodwill balances, by reportable segment:

	Cloud Solutions	Banking Solutions	Payments and Documents	Other	Total
	(in thousands)
Balance at June 30, 2019 (1)	$90,307	$39,451	$68,149	$8,194	$206,101
Goodwill acquired during the period (2)	—	65	—	—	65
Goodwill reclassified as a result of segment reorganization	26,261	—	(26,261)	—
Impact of foreign currency translation	925	—	(1,378)	—	(453)
Balance at June 30, 2020 (1)	$117,493	$39,516	$40,510	$8,194	$205,713
Goodwill acquired during the period	31,879	1,018	—	—	32,897
Impact of foreign currency translation	2,393	—	5,695	—	8,088
Balance at June 30, 2021 (1)	$151,765	$40,534	$46,205	$8,194	$246,698
——————
(1)    Other goodwill balance is net of $7.5 million accumulated impairment losses.
(2)    Reflects the reallocation of amounts to Goodwill in the final purchase price allocation of BankSight Software Systems, Inc.
Note 9—Accrued Expenses and Other Current Liabilities
    Accrued expenses and other current liabilities consisted of the following:

	June 30,
	2021	2020
	(in thousands)
Employee compensation and benefits	$21,338	$21,846
Operating lease liabilities	6,024	6,804
Accrued customer rebates	6,245	4,352
Accrued capital expenditures	197	2,500
Sales and value added taxes	2,267	2,052
Professional fees	2,533	1,646
Accrued income taxes payable	915	621
Accrued interest	14	191
Other	6,392	8,186
Total accrued expenses and other current liabilities	$45,925	$48,198

Note 10—Commitments and Contingencies
Leases
     We determine if any arrangement is, or contains, a lease at its inception based on whether or not we have the right to control the asset during the contract period. We are a lessee in any lease contract when we obtain the right to control the asset.
    We determine the lease term by assuming the exercise of renewal options that are reasonably certain to be exercised. Leases with a lease term of a year or less at inception are not reflected in our balance sheet and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than a year are reflected as non-current right of use (ROU) assets and current and non-current lease liabilities in our consolidated balance sheets. Current lease liabilities are classified as a component of accrued expenses and other current liabilities.
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

    We lease our principal office facility in Portsmouth, NH under a non-cancelable operating lease expiring in December, 2034. We have two five-year options to further extend the term of this lease. Rent expense is fixed for the base term of the lease and we are required to pay certain incremental operating costs above the base rent.
We lease office space in cities worldwide under facility leases that expire at various dates. We are typically required to pay certain incremental operating costs above the base rent for our facility leases. Our leases may include periodic payment adjustments based on changes in applicable price indexes. To the extent the adjustment is considered a fixed payment it is included in the measurement of the ROU asset and lease liability, otherwise it is recognized in the period incurred. We also have a variety of data center locations and, to a lesser extent, vehicle and equipment leases. Our facility leases represent the substantial majority of our operating leases and often include renewal options that we can exercise unilaterally. At June 30, 2021, renewal options ranged from 3 months to 10 years and we had no material finance leases.
Additional information of our lease activity, as of and for the twelve months ended June 30, is as follows:

	For the twelve months ended
Operating leases:	2021	2020
	(in thousands)
Operating lease cost	$7,655	$7,573
Short-term lease cost	362	585
Variable lease cost	2,106	2,058
Sublease income	(350)	(360)
Total lease cost	$9,773	$9,856

	For the twelve months ended
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$8,648	$7,684
Right-of-use assets obtained in exchange for lease obligations	$11,488	$4,582

	June 30,
	2021	2020
	(in thousands)
Right-of-use assets, net	$27,570	$24,712

Operating lease liabilities, current (1)	6,024	6,804
Operating lease liabilities, non-current	26,629	20,670
Total operating lease liabilities	$32,653	$27,474

Weighted average discount rate	5.5%	5.0%
Weighted average remaining lease term	8.7	5.7
——————
(1)    Included as a component of accrued expenses and other current liabilities.

Remaining maturities of lease liabilities at June 30, 2021 were as follows:

Operating Leases
For the year ending June 30,	(in thousands)
2022	7,656
2023	6,098
2024	3,764
2025	3,339
2026	3,186
Thereafter	19,079
Total lease payments	43,122
Less imputed interest	(10,469)
Total lease liabilities	$32,653

During the fiscal year ended June 30, 2021, we amended the lease on our corporate headquarters to obtain additional space and extend the lease term. The increase in our ROU assets and lease liabilities for the fiscal year ended June 30, 2021, was primarily due to this amendment.

As of June 30, 2021, we had additional operating leases that had not yet commenced of $2.8 million. These operating leases will commence in fiscal year 2022 and have a lease term between 24 months to 13 years.

During fiscal year 2021, we exited six facilities and recorded an impairment of $2.8 million in ROU assets, which was recorded as a component of general and administrative expenses.

Prior to the adoption of the new lease accounting standard, rent expense, including the effects of rent escalation clauses or certain landlord concessions, was recognized on a straight-line basis over the lease term. Rent expense, net of sublease income, for the fiscal year ended June 30, 2019 was $6.3 million.
Long Term Service Arrangements
    We have entered into service agreements with initial minimum commitments ranging between one and four years that expire between the fiscal years 2022 and 2025, primarily for software licenses, hosting services and disaster recovery services. In addition to the base terms, we have certain options to extend the terms of the service agreements. Payments are fixed for the initial terms and are subject to increase in the event that we elect to extend the service.
    Future minimum annual commitments under our long term service arrangements as of June 30, 2021 are as follows:

(in thousands)
2022	$13,529
2023	5,763
2024	1,707
2025	794
$21,793
Legal Matters
    We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any material legal proceedings.
Note 11—Indebtedness
Credit Agreement
    We are party to a credit agreement with Bank of America, N.A. and certain other lenders (the Credit Agreement) that provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) and that expires in July 2023. We have the right to request an increase of the aggregate commitments under the Credit Facility by up to $150 million, subject to specified conditions. At June 30, 2021, we owed $130 million under the Credit Facility.

    Borrowings under the Credit Facility may be used for lawful corporate purposes of Bottomline and its subsidiaries, including acquisitions, share buybacks, capital expenditures, the repayment or refinancing of indebtedness and general corporate purposes. The Credit Facility is available for the issuance of up to $20 million of letters of credit and up to $20 million of swing line loans.
    The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.50 to 1.00 and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default and related cure provisions. As of June 30, 2021, we were in compliance with all covenants.
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
Note 12—Derivative Instruments
Cash Flow Hedges
Interest Rate Swap Agreements
    We utilize interest rate swap agreements to hedge our exposure to interest rate risk. At June 30, 2021, we had two outstanding interest rate swap agreements with notional values of $100 million and $80 million.
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
    We designated the interest rate swaps as hedging instruments and they qualified for hedge accounting upon inception and at June 30, 2021. To continue to qualify for hedge accounting, the instruments must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of interest expense. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.
    The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at June 30, 2021 and June 30, 2020 were as follows:

Description	Balance Sheet Location	June 30, 2021	June 30, 2020
Derivative interest rate swaps		(in thousands)
Short-term derivative liability	Accrued expenses and other current liabilities	$1,564	$1,631
Long-term derivative liability	Other liabilities	$1,550	$3,448

The following table presents the effect of the derivative interest rate swaps in our consolidated statement of comprehensive income (loss) for the fiscal years ended June 30, 2021 and June 30, 2020.

	Gain (Loss) in AOCI June 30, 2020	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI June 30, 2021
	(in thousands)
Derivative interest rate swaps	$(5,079)	$149	$1,816	$(3,114)

	Gain (Loss) in AOCI June 30, 2019	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI June 30, 2020
	(in thousands)
Derivative interest rate swaps	$(1,285)	$(4,158)	$364	$(5,079)
——————
(1)    Recorded as interest income (expense) within other expense, net in our consolidated statements of comprehensive income (loss).
During the twelve months ended June 30, 2021, we concluded that no portion of the hedges was ineffective.
    We expect to reclassify approximately $1.7 million of this unrealized loss from accumulated other comprehensive loss to earnings over the next twelve months.
Note 13—Postretirement and Other Employee Benefits
Defined Contribution Pension Plans
    We have a 401(k) Plan (the Plan), whereby eligible U.S. employees may contribute up to 60% of their eligible compensation, subject to limitations established by the Internal Revenue Code. We may contribute a discretionary matching contribution annually equal to 50% of each such participant’s contribution to the Plan up to the first 5% of their annual eligible compensation. We recognized approximately $3.0 million, $2.7 million and $2.4 million in expense in the fiscal years ended June 30, 2021, 2020 and 2019, respectively, associated with our matching contribution for those years.
    We have a Group Personal Pension Plan (GPPP) for employees in the UK, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. We contribute 4% of the employee’s annual compensation as long as the individual contributes a minimum of 1% of their annual compensation to the GPPP. We charged approximately $1.8 million, $1.5 million and $2.0 million to expense in the fiscal years ended June 30, 2021, 2020 and 2019, respectively, under the GPPP.
    We have a GPPP related Swiss employees, governed by local regulatory requirements. We contributed approximately $2.2 million, $1.9 million and $1.7 million in the fiscal years ended June 30, 2021, 2020 and 2019, respectively, under the GPPP.
    We have a retirement contribution plan with respect to our employees in Israel (Israel plan) under which we contribute 6.5% of each eligible employee’s annual compensation. Employees are entitled to amounts accumulated in the Israel plan upon reaching retirement age. We charged approximately $1.4 million, $1.3 million and $1.1 million to expense in the fiscal years ended June 30, 2021, 2020 and 2019, respectively, related to the Israel plan.
Defined Benefit Pension Plans
    We sponsor two defined benefit pension plans for our Swiss-based employees (the Swiss pension plans) that are governed by local regulatory requirements. As of June 30, 2021, we had 142 employees, which is approximately 6% of our workforce, covered under these plans. The Swiss pension plans are governed by the Swiss Federal Law on Occupational Retirements, Survivors’ and Disability Pension plans. We use third party providers to administer these plans. We charged approximately $2.0 million, $3.1 million and $2.1 million to expense in the fiscal years ended June 30, 2021, 2020 and 2019, respectively, related to these plans. The annual measurement date for our pension benefits is June 30.
    During the fiscal year ended June 30, 2020, we made lump sum pension payments exceeding the settlement accounting threshold related to our Swiss pension plans. As required under pension accounting rules, we recorded $1.0 million of unrecognized actuarial loss in other expense in our consolidated statements of comprehensive income (loss) for the fiscal year ended June 30, 2020, and recorded a decrease to accumulated other comprehensive loss by $1.0 million in our consolidated balance sheet for the fiscal year ended June 30, 2020.
During the fiscal year ended June 30, 2021, the plan administrators lowered the age 65 conversion rate from 6.2% in fiscal year 2021 to 6.0% in year fiscal 2022 for one plan and from 5.8% to 5.2% over the next three years for the second plan. These changes in conversion rates reduced the projected benefit obligation by $1.4 million and qualified as plan amendments. The prior service credits arising from the amendments were recorded as a component of accumulated other comprehensive income (loss) for the fiscal year ended June 30, 2021.
    The accumulated benefit obligation (ABO) represents the obligations of a pension plan for past service as of the measurement date, which is the present value of benefits earned to date based on current compensation levels. The Swiss pension plans ABO as of June 30, 2021 and 2020 was $60.7 million and $50.8 million respectively. The projected benefit obligation (PBO) is the ABO adjusted to reflect the impact of future compensation levels. The following table represents the PBO, change in plan assets, funded status and amounts recognized in our consolidated balance sheets at June 30, 2021 and 2020:

	June 30,
	2021	2020
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$54,575	$56,908
Service cost	3,142	2,955
Interest cost	150	226
Actuarial gain	(3,258)	(2,374)
Plan participant contributions	1,088	905
Benefits paid, net of transfers into plan	21	(222)
Plan change	(1,418)	—
Settlement	—	(5,500)
Business combinations	9,018	—
Effect of foreign currency exchange rate changes	1,789	1,677
Projected benefit obligation at end of year	$65,107	$54,575
Change in plan assets:
Fair value of plan assets at beginning of year	$34,316	$37,306
Actual return on plan assets	6,268	(1,181)
Employer contribution	2,212	1,899
Plan participant contributions	1,088	905
Benefits paid, net of transfers into plan	21	(222)
Settlement	—	(5,500)
Business combinations	6,293	—
Effect of foreign currency exchange rate changes	1,002	1,109
Fair value of plan assets at end of year	$51,200	$34,316
Pension liability at end of fiscal year	$(13,907)	$(20,259)
Accumulated other comprehensive loss consists of the following:

Net prior service credit	$3,808	$2,642
Net actuarial loss	(2,281)	(10,436)
Accumulated other comprehensive loss, before income tax	$1,527	$(7,794)

    During the fiscal year ended June 30, 2021, our projected benefit obligation increased $10.5 million, primarily due to our acquisition of AnaSys in July 2020. At June 30, 2021 and 2020, the ABO and PBO exceeded the fair value of the plan assets of the respective plan. The net unfunded balance of our defined benefit pension plans is recorded as a non-current liability and all unrecognized gains or losses, net of tax, are recorded as a component of other comprehensive loss within stockholders’ equity at June 30, 2021.
For the fiscal year ended June 30, 2021, we reclassified approximately $0.2 million of net actuarial loss and $0.3 million of net prior service credit to components of net periodic benefit cost from accumulated other comprehensive loss.

Assumptions:

	Fiscal Year Ended June 30,
	2021	2020	2019
Weighted-average assumptions used to determine net benefit costs:
Discount rate	0.25%	0.40%	0.90%
Expected return on plan assets	2.75%	3.25%	3.75%
Rate of compensation increase	1.50%	1.75%	1.75%
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	0.30%	0.25%	0.40%
Expected return on plan assets	2.89%	2.75%	3.25%
Rate of compensation increase	1.50%	1.50%	1.75%
    The expected return on plan assets is determined by adjusting the market value of assets to reflect the investment gains and losses from prior years. We amortize gains and losses in our net periodic benefit cost which result from actual experience different from that assumed and from changes in assumptions. If, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the projected benefit obligation and the market related value of plan assets, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plans.
    The fair value of plan assets for the Swiss pension plans were $51.2 million at June 30, 2021. As is customary with Swiss pension plans, the plan assets are invested in a collective fund with multiple employers through a Swiss insurance company. We do not have rights to the individual assets of the plans nor do we have investment authority over the assets of the plans. The collective fund maintains a variety of investment positions primarily in equity securities and highly rated debt securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements, and we further consider whether there are other indicators that the investment balances reported by the fund could be impaired. We concluded that no such impairment indicators were present at June 30, 2021.
    The Swiss pension plans' actual asset allocation as compared to the plan administrators' target asset allocations for fiscal year 2021 were as follows:

	Actual	Target
Asset Category:
Cash and cash equivalents	2% - 6%	2% - 3%
Equity Securities	35% - 54%	34% - 49%
Fixed Income	11% - 33%	17% - 34%
Real Estate	25% - 26%	27% - 28%
Other	4% - 5%	3% - 4%
    As of June 30, 2021, the estimated future benefit payments (inclusive of any future service) were as follows:

(in thousands)
2022	$2,421
2023	2,525
2024	2,495
2025	3,862
2026	2,296
2027-2031	15,010

    Net periodic pension costs for the Swiss pension plans included the following components:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
Components of net periodic cost
Service cost	$3,142	$2,955	$2,532
Interest cost	150	226	456
Net prior service credit	(332)	(311)	(306)
Net actuarial loss	248	482	219
Expected return on plan assets	(1,185)	(1,252)	(1,384)
Settlements	—	1,049	617
Net periodic cost	$2,023	$3,149	$2,134
    The components of net periodic pension cost other than current service cost are presented within other expense, net in our unaudited consolidated statements of comprehensive income (loss).
    We expect to make a contribution of approximately $2.1 million to our pension plans in fiscal year 2022, which is the legal funding regulation minimum for the Swiss pension plans.
Israeli Severance Pay
    We provide severance payments based on the Israeli severance pay law and certain other circumstances to employees of our Israeli subsidiary.
    Our liability for severance pay for service periods prior to January 12, 2015 is calculated based on the most recent employee salaries multiplied by the number of years of employment as of January 12, 2015. We make monthly deposits in insurance funds designed to fund a portion of this overall severance liability and the value of these deposits, inclusive of earnings and losses attributable to these deposits, is recorded as an asset on our consolidated balance sheet. In the event of a separation, the employee receives the balance in deposited funds with any remaining severance liability balance paid by us. As of June 30, 2021, for service periods prior to January 12, 2015, our severance liability (classified in other liabilities within our consolidated balance sheet) was $1.3 million and our severance deposit (classified as other assets within the consolidated balance sheet) was $1.0 million.
    Effective January 12, 2015, our statutory severance liability is covered under the provisions of Section 14 of the Israel severance pay law (Section 14). Under Section 14, we are released from any future severance liability once we fund the statutory severance requirement via payment to an insurance fund on behalf of the employee. As a result, for severance obligations arising after January 12, 2015, we do not recognize any liability (or asset) for severance related obligations once we fund the statutory severance requirement.
Note 14—Share-Based Payments
    We recognize expense for the estimated fair value of all share-based payments to employees over the awards vesting period. For the fiscal years ended June 30, 2021, 2020 and 2019, we recorded expense of approximately $45.5 million, $42.0 million and $41.7 million, respectively, in connection with our share-based payment awards. For the fiscal years ended June 30, 2021, 2020 and 2019, we recognized tax benefits of $2.1 million, $1.9 million, and $2.4 million, respectively, related to the expense recorded in connection with our share-based payment awards.
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
    Our employee stock purchase plan has several complex features that make determining fair value on the grant date impracticable. Accordingly, we measure the fair value of these awards at their intrinsic value (the value of our common stock less the employee purchase price) at the end of each reporting period. For the fiscal year ended June 30, 2021, we recorded compensation cost of approximately $1.7 million associated with our employee stock purchase plan. As a result of employee stock purchases in fiscal year 2021, we issued approximately 156,000 shares of our common stock. The aggregate intrinsic value of shares issued under the employee stock plan during fiscal year 2021 was $2.2 million. At June 30, 2021, based on employee withholdings and our common stock price at that date, approximately 43,000 shares of common stock, with an approximate intrinsic value of $0.3 million, would have been eligible for issuance were June 30, 2021 to have been a designated stock purchase date.
Stock Incentive Plans
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
    We initially reserved 1,000,000 shares of our common stock for issuance under the 2019 Plan. Through November 19, 2020, 3,200,000 shares of common stock have been authorized for issuance, plus those additional shares equal to the number of shares subject to outstanding awards under our prior stock incentive plan which expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us. .
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
Valuation and Related Activity
    Restricted stock awards are valued based on the closing price of our common stock on the award grant date. There were no stock options granted during the fiscal years ended June 30, 2021, 2020 or 2019.
    A summary of stock option and restricted stock activity for the fiscal year ended June 30, 2021 is as follows; in respect of shares available for grant, the shares are available for issuance by us as either a stock option or as a restricted stock award:

		Non-vested Stock		Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share data)
Awards outstanding at June 30, 2020	4,314	2,212	$44.25	1	$6.89	3.0	$49
Plan amendment	2,200	—	—	—	—	—	—
Awards granted (1)	(1,764)	1,378	45.80	—	—	—	—
Shares vested	—	(981)	41.44	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—
Awards forfeited (1)	337	(263)	47.37	—	—	—	—
Awards expired	—	—	—	—	—	—	—
Awards outstanding at June 30, 2021	5,087	2,346	$45.99	1	$6.91	2.0	$32
Stock options exercisable at June 30, 2021				1	$6.91	2.0	$32
——————

(1) Our stock plans have fungible share pools in which restricted stock awards are counted against the plan (or replenished within the plan, in respect of award forfeitures) as 1.28 shares for each one share of common stock subject to such restricted stock award.

    The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2021, 2020 and 2019 was approximately $0, $0.4 million and $1.9 million, respectively. There were no stock options that vested during the fiscal years ended June 30, 2021, 2020 or 2019.
    The majority of our restricted stock awards vest over a four year period as described above; however, restricted stock awards granted to our non-employee directors upon his or her election to the Board of Directors and annually thereafter vest after a one year period. We also issue stock awards that contain a performance condition tied to subscription revenue growth as well as a service condition. In order for these awards to vest, the recipient must satisfy the service condition and we must achieve the performance condition. Awards with a performance condition are included in our measure of stock compensation expense only to the extent that the performance conditions are deemed probable of achievement. We re-assess the probability of achieving the performance conditions at the end of each financial reporting period, including interim periods.
The weighted average grant date fair value for restricted stock awards granted during the fiscal years ended June 30, 2021, 2020 and 2019 was $45.80, $44.88 and $52.45, respectively. The total fair value of restricted stock awards that vested during the fiscal years ended June 30, 2021, 2020 and 2019 was approximately $44.9 million, $51.0 million and $63.6 million, respectively. We recorded expense of approximately $43.8 million associated with our restricted stock awards for the fiscal year ended June 30, 2021. As of June 30, 2021, there was approximately $94.5 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 2.9 years. Excluding the impact of shares issued as purchase consideration with forfeiture provisions, approximately 1.0 million shares of restricted stock awards vested during the fiscal year ended June 30, 2021.
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
    Activity associated with shares issued as purchase consideration with forfeiture provisions for the fiscal year ended June 30, 2021 is reflected in the table below. These shares were not issued out of our shareholder approved stock plans and do not represent grants or awards of shares from those plans.

	Non-vested Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Purchase consideration shares with forfeiture provisions outstanding at June 30, 2020	2	$32.76
Issuance of purchase consideration shares with forfeiture provisions	94	51.52
Lapse of forfeiture provisions	—	—
Shares forfeited	(2)	32.76
Purchase consideration shares with forfeiture provisions outstanding at June 30, 2021	94	$51.52
Note 15—Net (Loss) Income Per Share
    The following table sets forth the computation of basic and diluted net (loss) income per share:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net (loss) income	$(16,288)	$(9,229)	$9,432
Denominator:
Shares used in computing basic net (loss) income per share attributable to common stockholders	42,793	41,770	40,612
Impact of dilutive securities	—	—	1,079
Shares used in computing diluted net (loss) income per share attributable to common stockholders	42,793	41,770	41,691
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.38)	$(0.22)	$0.23

    For the fiscal year ended June 30, 2021 and 2020, approximately 2.2 million and 2.3 million shares, respectively, of unvested restricted stock and shares underlying stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive. At June 30, 2021, approximately 0.4 million shares of unvested restricted stock with performance conditions were also excluded from the calculation of diluted earnings per share as the performance contingencies were not resolved.
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
Similar operating segments have been aggregated into four reportable segments as follows:
    Cloud Solutions. Our Cloud Solutions segment provides customers with SaaS technology offerings that facilitate electronic payments, electronic invoicing, and spend management. Our two largest and fastest growing payment platforms (Paymode-X and PTX) and our financial messaging solution are included in this segment. These solutions are highly scalable, secure and cost effective and facilitate cash payment and transaction settlement between businesses and vendors. Our legal spend management solutions, which enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance, are also included within this segment. Revenue within this segment is generally recognized on a subscription or transaction basis.
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
    Other. Our Other segment consists of our fraud and financial crime solutions and our healthcare solutions. The Other segment loss reported below is attributable to the operating results of our fraud and financial crime solutions, which reflects the revenue contribution from a legacy sales channel we acquired and the burden of certain other centralized costs; however our fraud solutions are sold as part of all of our operating segments. Our healthcare solutions focus on eliminating paper intensive processes and providing electronic signature and mobile document capabilities to allow healthcare organizations to improve efficiency and reduce costs. Software revenue for perpetual licenses of our fraud and financial crime and healthcare products is typically recorded upon delivery of the software and commencement of the license term. Professional services revenue is recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period which is normally twelve months.
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
    We do not track or assign our assets by operating segment.

    Segment information for the fiscal years ended June 30, 2021, 2020 and 2019, according to the segment descriptions above, is as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
Segment revenue:
Cloud Solutions	$282,563	$252,349	$232,106
Banking Solutions	101,075	97,785	93,956
Payments and Documents	70,785	75,048	77,322
Other	16,980	17,039	18,578
Total segment revenue	$471,403	$442,221	$421,962
Segment measure of profit (loss):
Cloud Solutions	$58,604	$54,002	$53,113
Banking Solutions	3,575	4,849	8,227
Payments and Documents	17,126	19,336	21,207
Other	(11,817)	(10,459)	(5,301)
Total measure of segment profit	$67,488	$67,728	$77,246
    A reconciliation of the measure of segment profit to GAAP (loss) income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
Total measure of segment profit	$67,488	$67,728	$77,246
Less:
Amortization of acquisition-related intangible assets	(21,173)	(20,370)	(21,336)
Stock-based compensation plan expense	(45,533)	(42,044)	(41,695)
Acquisition and integration-related expenses	(2,328)	(5,647)	(4,648)
Restructuring expenses	(4,244)	(1,652)	(1,881)
Excess depreciation associated with restructuring events	(633)	—	—
Other non-core (expense) income	(196)	94	(550)
Global ERP system implementation and other costs	—	(485)	(3,395)
Other (expense) income, net of pension adjustments	(3,843)	(5,025)	3,153
(Loss) income before income taxes	$(10,462)	$(7,401)	$6,894
——————
    The following depreciation and other amortization expense amounts are included in the segment measure of profit:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
Depreciation and other amortization expense:
Cloud Solutions	$18,386	$15,903	$13,543
Banking Solutions	11,801	9,416	7,865
Payments and Documents	1,149	1,011	1,146
Other	1,209	902	357
Total depreciation and other amortization expense	$32,545	$27,232	$22,911
Geographic Information
    We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here.

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
United States	$283,655	$277,153	$261,779
United Kingdom	118,862	106,492	99,746
Switzerland	47,891	39,071	38,698
Other	20,995	19,505	21,739
Total revenues from unaffiliated customers	$471,403	$442,221	$421,962
    Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At June 30,
	2021	2020
	(in thousands)
Long-lived assets:
United States	$82,816	$64,858
United Kingdom	44,455	41,835
Other	17,453	16,977
Total long-lived assets	$144,724	$123,670
Disaggregation of Revenue
    The tables below present our subscriptions revenue and total revenue disaggregated by major product classification.

(in thousands)	Twelve Months Ended June 30,
	2021		2020
	Subscriptions Revenue	Total Revenue	Subscriptions Revenue	Total Revenue
Payment Platforms (1)	$178,060	$195,476	$149,109	$167,547
Banking Solutions	89,832	101,075	80,176	97,785
Legal Spend Management (2)	87,070	87,087	84,802	84,802
All other (3)	29,780	87,765	25,323	92,087
Total revenues	$384,742	$471,403	$339,410	$442,221
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

    (1) Consists of our Paymode-X, PTX and financial messaging solutions, all of which are components of our Cloud Solutions segment.
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
    Our provision for (benefit from) income taxes consisted of the following:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
Current:
Federal	$(8)	$43	$56
State	50	84	123
Foreign	5,448	2,530	2,430
	5,490	2,657	2,609
Deferred:
Federal	(551)	(314)	(1,724)
State	327	336	(441)
Foreign	560	(851)	(2,982)
	336	(829)	(5,147)
	$5,826	$1,828	$(2,538)
    Our income tax expense (benefit) included a tax benefit of $0.4 million in each of the fiscal years 2021, 2020 and 2019, respectively, relating to a reduction in our unrecognized tax benefits upon the expiration of certain statutes of limitations.
    Income (loss) before income taxes by geographic area is as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in thousands)
North America	$(17,489)	$(2,417)	$9,403
United Kingdom	11,984	4,918	4,184
Continental Europe	3,772	1,292	2,194
Asia-Pacific and Middle East	(8,729)	(11,194)	(8,887)
	$(10,462)	$(7,401)	$6,894

     A reconciliation of the federal statutory rate to the effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Tax expense (benefit) at federal statutory rate	(21.0%)	(21.0%)	21.0%
State taxes, net of federal benefit	(7.3%)	(5.5%)	(11.1%)
Change in valuation allowance	54.2%	32.8%	3.7%
Non-deductible executive compensation	22.3%	28.3%	48.4%
Changes in tax laws or rates (1)	17.0%	(4.7%)	(10.8%)
Foreign branch operations, net of foreign tax deductions	5.7%	8.8%	9.7%
Changes in uncertain tax positions	5.3%	13.6%	2.0%
Non-deductible other expenses	3.4%	5.2%	6.1%
Non-deductible acquisition costs	0.4%	0.1%	7.2%
Share-based payments	(4.4%)	(15.3%)	(94.0%)
Research and development credit	(7.7%)	(11.1%)	(14.8%)
Tax rate differential on foreign earnings	(12.6%)	(7.3%)	(4.5%)
Other	0.4%	0.8%	0.3%
	55.7%	24.7%	(36.8%)
——————
(1)The impact on our effective tax rate due to changes in tax laws or rates includes the revaluation of deferred tax assets, deferred tax liabilities and the corresponding change in our valuation allowance.

The increase in our effective tax rate over the statutory tax rate for the fiscal year ended June 30, 2021 was primarily due to the inability to record a tax benefit on U.S. and Israel losses. This increase was partially offset by tax benefits associated with the tax rate differential on foreign earnings, research and development credit, and share-based compensation. The increase in our effective tax rate compared to the statutory tax rate for the fiscal year ended June 30, 2020 was primarily due to the inability to record a tax benefit on U.S. and Israel losses. This increase was partially offset by tax benefits associated with share-based compensation. The decrease in our effective tax rate compared to the statutory tax rate for the fiscal year ended June 30, 2019 was due to tax benefits associated with share-based compensation and the enactment of legislation that decreased statutory tax rates in Switzerland.

Deferred Tax Assets and Liabilities
    We recognize deferred tax assets and liabilities based on the differences between their financial reporting and tax basis by applying tax rates that are expected to be in effect when the differences reverse. Significant components of our deferred income taxes are as follows:

	June 30,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$43,282	$38,795
Research and development and other credits	8,621	7,815
Lease Liabilities	7,976	6,261
Stock compensation	7,370	6,848
Deferred revenue	3,976	4,577
Various accrued expenses	3,178	3,281
Accrued pension	2,166	2,834
Unrealized loss - interest swap	849	1,377
Acquired intangible assets	975	851
Property and equipment	608	445
Allowances and reserves	353	353
Other	1,151	466
Total deferred tax assets	$80,505	$73,903
Valuation allowance	(40,062)	(34,830)
Deferred tax assets, net of valuation allowance	40,443	39,073
Deferred tax liabilities:
Acquired intangible assets	(17,900)	(12,903)
Property and equipment, inclusive of capitalized software	(15,017)	(15,735)
Deductible goodwill acquired intangible assets	(8,681)	(7,384)
Right of Use Assets	(6,706)	(5,659)
Capitalized Costs	(5,447)	(5,559)
Other	(1,211)	(489)
Total deferred tax liabilities	(54,962)	(47,729)
Net deferred tax liabilities	$(14,519)	$(8,656)

Reported as:
Long-term deferred tax assets (included in "Other Assets")	$55	$—
Long-term deferred tax liabilities	(14,574)	(8,656)
Net deferred tax liabilities	$(14,519)	$(8,656)
    At June 30, 2021, we had U.S. net operating loss carryforwards of $128.5 million, of which $103.3 million expire at various times through fiscal year 2037 and $25.2 million of which have no statutory expiration date.
    From a foreign tax perspective, we had foreign net operating losses of $36.6 million, primarily in Europe and Israel, which have no statutory expiration date and $2.7 million in Switzerland and Lebanon which expire at various times through fiscal year 2028.
    We utilized approximately $0.7 million of net operating losses in fiscal year 2021 in our foreign operations in continental Europe.
    We have approximately $8.6 million of research and development tax credit carryforwards available, which expire at various points through fiscal year 2041. Our operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Valuation Allowance
    We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset recoverability considers many different factors including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. We establish a valuation allowance against any deferred tax asset for which we are unable to conclude that recoverability is more likely than not. This is inherently judgmental, since we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. At June 30, 2021 given our history of losses and the absence of any tax planning strategies, the only factor that affected our determination of the required valuation allowance was the reversal of existing deferred tax liabilities.
    At June 30, 2021, we had a $40.1 million valuation allowance against certain deferred tax assets given the uncertainty of recoverability of these amounts. The valuation allowance increased by $5.2 million in fiscal year 2021 due predominantly to the increase in net operating losses during the year.
Uncertain Tax Positions
    As of June 30, 2021, we had approximately $12.6 million of total gross unrecognized tax benefits, of which approximately $2.2 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. Approximately $3.8 million of the gross unrecognized tax benefits resulted in a reduction to tax credit carryforwards. We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.9 million, as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.
    A summary of the changes in the gross amount of unrecognized tax benefits is shown below:

(in thousands)
Balance at July 1, 2018	8,701
Additions related to current year tax positions	1,257
Additions related to prior year tax positions	56
Reductions due to lapse of statute of limitations	(377)
Change in tax rates	319
Foreign currency translation	(43)
Balance at July 1, 2019	9,913
Additions related to current year tax positions	1,810
Reductions related to prior year tax positions	(19)
Reductions due to lapse of statute of limitations	(399)
Change in tax rates	49
Foreign currency translation	(44)
Balance at July 1, 2020	11,310
Additions related to current year tax positions	1,402
Additions related to prior year tax positions	41
Reductions due to lapse of statute of limitations	(392)
Change in tax rates	21
Foreign currency translations	191
Balance at July 1, 2021	$12,573
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
Note 18—Guarantees
    We generally offer a standard warranty on our products and services, specifying that our software products will perform in accordance with published product specifications and that any professional services will conform with applicable specifications and industry standards. Further, we offer, as an element of our standard licensing arrangements, an indemnification clause that protects the licensee against liability and damages, including legal defense costs arising from claims of patent, copyright, trademark or other similar infringements by our software products. At June 30, 2021 and 2020, warranty accruals were not significant.
    Certain of our arrangements with customers include clauses whereby we may be subject to penalties for failure to meet certain service level requirements; however, we have not incurred any related material penalties to date.
Note 19—Subsequent Events
     On August 17, 2021 we announced that our board of directors had authorized a repurchase program of our common stock for an aggregate repurchase amount of $50 million. The authorization for the stock repurchase program may be terminated, increased or decreased by our board of directors at any time. Our intent is to complete this program by December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
    Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
    The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
    Based on our assessment, management concluded that, as of June 30, 2021, the Company’s internal control over financial reporting is effective based on those criteria.
As allowed by SEC guidance, management excluded from its assessment the operations of AnaSys AG, and TreasuryXpress Holding SAS, which were acquired in July 2020 and January 2021, respectively, and represented approximately 2% and 5% of our total assets, respectively, primarily consisting of goodwill and other intangible assets which arose from the acquisitions, and less than 1 percent of our total revenues, each, for the fiscal year ended June 30, 2021.
The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting, which is included within Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
    There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
    See Information about our Executive Officers and Other Key Employees in Part I of this Annual Report on Form 10-K. We will file with the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended June 30, 2021. The information required by this item is incorporated herein by reference to the information contained under the captions Proposal I - Election of Class II Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance of the Proxy Statement.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
    (a) Financial Statements, Financial Statement Schedule and Exhibits

		Page
(1)	Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K	46
(2)	Financial Statement Schedule for the Fiscal Years Ended June 30, 2021, 2020 and 2019: Schedule II-Valuation and Qualifying Accounts	90
	Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.
(3)	Exhibits:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of May 3, 2019, by and among the Registrant, Engagement Acquisition Corp., BankSight Software Systems, Inc., and solely in his capacity as Company Equityholder Representative, Brian Stone	8-K	000-25259	2.1	6/6/2019

2.2	Stock Purchase and Vesting Agreement by and between Bottomline Technologies (de), Inc. and Brian Stone	8-K	000-25259	2.2	6/6/2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	000-25259	3.1	11/9/2020

3.2	Second Amended and Restated By-Laws of the Registrant	8-K	000-25259	3.1	11/25/2020

4.1	Specimen Certificate for Shares of Common Stock.	S-1	333-67309	4.1	1/7/1999

4.2	Warrant dated September 14, 2009 issued by the Registrant to Bank of America, N.A.	10-Q	000-25259	4.1	11/9/2009

4.3	Registration Rights Agreement dated September 14, 2009 between the Registrant and Bank of America, N.A.	10-Q	000-25259	4.2	11/9/2009

4.4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	000-25259	4.4	8/30/2021	X

10.1	Sublease dated August 31, 2000, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.35	9/28/2000

10.2	First Amendment to Sublease between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.52	9/30/2002

10.3	Second Amendment to Sublease, effective as of October 1, 2001, between the Registrant and 325 Corporate Drive II, LLC.	10-Q	000-25259	10.1	11/13/2001

10.4	Third Amendment to Sublease, effective as of June 30, 2010, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.45	9/10/2010

10.5	Fourth Amendment to Sublease, effective as of April 1, 2012, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.7	8/27/2012

10.6	Fifth Amendment to Sublease, effective as of March 12, 2014, between the Registrant and 325 Corporate Drive II, LLC.	10-K	000-25259	10.8	8/28/2014

10.7	Legal Charge dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.4	2/14/2002

10.8	Debenture dated as of December 17, 2001 between Bottomline Technologies Europe Ltd and National Westminster Bank Plc.	10-Q	000-25259	10.5	2/14/2002

10.9	Credit Agreement dated as of December 9, 2016 among the Registrant; the domestic subsidiaries of the Registrant identified therein from time to time party thereto as guarantors; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and the Lenders identified therein from time to time party thereto.	8-K	000-25259	10.1	12/14/2016

10.10	First Amendment to Credit Agreement, dated as of July 16, 2018, to Credit Agreement, dated as of December 9, 2016, among the Registrant, the domestic subsidiaries of Bottomline Technologies (de), Inc. identified therein from time to time party thereto as guarantors; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and the Lenders identified therein from time to time party thereto	10-Q	000-25259	10.1	11/9/2018

10.11#	1998 Director Stock Option Plan, including form of non-statutory stock option agreement.	S-1	333-67309	10.3	11/13/1998

10.12#	Forms of Restricted Stock Agreement under 2000 Stock Incentive Plan.	10-Q	000-25259	10.1	2/9/2006

		Incorporated by Reference

10.13#	2009 Stock Incentive Plan, as amended.	8-K	000-25259	99.2	11/19/2018

10.14#	Form of Restricted Stock Agreement for UK Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.1	5/7/2010

10.15#	Form of Restricted Stock Agreement for Robert A. Eberle under 2009 Stock Incentive Plan.	10-Q	000-25259	10.2	5/7/2010

10.16#	Form of Restricted Stock Agreement for US Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.3	5/7/2010

10.17#	Form of Stock Option Agreement for US Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.5	5/7/2010

10.18#	Form of Stock Option Agreement for UK Participants under 2009 Stock Incentive Plan.	10-Q	000-25259	10.6	5/7/2010

10.19#	2000 Stock Incentive Plan, including form of stock option agreement for incentive and non-statutory stock options and form of stock option agreement for United Kingdom personnel.	10-K	000-25259	10.16	9/14/2004

10.20#	Amended and Restated 2000 Employee Stock Purchase Plan.	8-K	000-25259	99.2	11/19/2010

10.21#	Form of Restricted Stock Agreement for Non-Employee Directors under 2009 Stock Incentive Plan.	10-Q	000-25259	10.4	5/7/2010

10.22#	2018 Israeli Special Purpose Stock Incentive Plan	8-K	000-25259	99.4	11/19/2018

10.23#	2019 Stock Incentive Plan, as amended	8-K	000-25259	99.2	11/25/2020

10.24#	Form of Restricted Stock Agreements for US, Australia, UK, Israel, and Singapore under 2019 Stock Incentive Plan	10-K	000-25259	10.24	8/28/2020

10.25#	Form of Restricted Stock Agreement for Directors under 2019 Stock Incentive Plan	10-K	000-25259	10.25	8/28/2020

10.26#	Form of Performance-based Restricted Stock Grant for US, Australia, UK, Israel and Singapore under 2019 Stock Incentive Plan	10-K	000-25259	10.26	8/28/2020

10.27#	Form of Indemnification Letter dated as of September 21, 2000.	10-Q	000-25259	10.1	11/14/2000

10.28#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Joseph L. Mullen.	10-Q	000-25259	10.1	2/12/2003

10.29#	Amended and Restated Employment Agreement dated as of November 21, 2002 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.2	2/12/2003

10.30#	Letter Agreement dated as of September 30, 2005 between the Registrant and Joseph L. Mullen amending the Amendment and Restated Employment Agreement of Mr. Mullen dated as of November 21, 2002.	10-Q	000-25259	10.1	11/8/2005

10.31#	Letter Agreement dated as of September 30, 2005 between the Registrant and Robert A. Eberle amending the Amendment and Restated Employment Agreement of Mr. Eberle dated as of November 21, 2002.	10-Q	000-25259	10.2	11/8/2005

10.32#	Letter Agreement dated as of November 16, 2006 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.4	2/8/2007

10.33#	Letter Agreement dated as of November 21, 2019 between the Registrant and Robert A. Eberle	8-K	000-25259	99.1	11/25/2019

10.34#	Letter Agreement dated November 18, 2010 with Joseph L. Mullen	10-Q	000-25259	10.1	2/7/2011

10.35#	Amendment dated November 17, 2016 to Letter Agreement dated November 18, 2010 with Joseph L. Mullen	10-Q	000-25259	10.3	2/8/2017

10.36#	Amendment dated November 21, 2019 to Letter Agreement dated November 17, 2016 with Joseph L. Mullen	10-Q	000-25259	10.3	2/7/2020

10.37#	Service Agreement dated November 22, 1999 between Bottomline Technologies Limited and Nigel Savory.	10-Q/A	000-25259	10.1	11/8/2010

10.38#	Deed of Variation to Service Agreement dated February 18, 2011 between Bottomline Technologies Limited and Nigel Savory.	10-Q	000-25259	10.1	5/6/2011

10.39#	Letter Agreement dated as of December 23, 2008 between the Registrant and Robert A. Eberle.	10-Q	000-25259	10.2	2/6/2009

		Incorporated by Reference
10.40#	Employment Agreement dated October 10, 2011 between the Registrant and Norman J. Deluca	10-Q	000-25259	10.1	5/8/2015

10.41#	Employment Agreement dated March 31, 2015 between the Registrant and Richard D. Booth.	8-K	000-25259	10.1	5/5/2015

10.42#	Executive Retention Agreement dated as of August 5, 2016 between the Registrant and John F. Kelly	8-K	000-25259	10.1	8/5/2016

10.43#	Letter Agreement, dated as of July 22, 2021, between the Registrant and John Kelly	8-K	000-25259	10.1	7/23/2021

10.44#	Executive Employment Agreement, dated as of March 1, 2021 between the Registrant and Bruce Bowden	8-K	000-25259	10.1	3/1/2021

10.45#	Executive Retention Agreement, dated as of March 1, 2021, between the Registrant and Bruce Bowden	8-K	000-25259	10.2	3/1/2021

10.46#	Letter Agreement, dated as of March 10, 2021, between the Registrant and Richard Booth	8-K	000-25259	10.1	3/12/2021

10.47#	Service Agreement, dated March 12, 2021, between Bottomline Technologies Europe Limited and Nigel Savory	8-K	000-25259	10.2	3/12/2021

10.48#	Form of Indemnification Agreement	8-K	000-25259	99.1	11/25/2020

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document .					X

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document .					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
——————
#    Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
**    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended June 30, 2021, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2021, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Fiscal Years Ended June 30, 2021, 2020 and 2019

	Activity
Fiscal Year Ended	Balance at Beginning of Year	(Charged to Revenue, Costs and Expenses)	Additions and Recoveries (1)	Deductions (2)	Balance at End of Year
	(in thousands)
June 30, 2021	$1,336	142	51	(225)	$1,304
June 30, 2020	$824	749	2	(239)	$1,336
June 30, 2019	$996	220	1	(393)	$824
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

                                                        BOTTOMLINE TECHNOLOGIES, INC.

Date:	August 30, 2021	By:	/s/ A. BRUCE BOWDEN
A. Bruce Bowden
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ JOSEPH L. MULLEN	Chairman of the Board	August 30, 2021
Joseph L. Mullen
/s/ ROBERT A. EBERLE	President, Chief Executive Officer and Director (Principal Executive Officer)	August 30, 2021
Robert A. Eberle
/s/ A. Bruce Bowden	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 30, 2021
A. Bruce Bowden
/s/ KENNETH J. D’AMATO	Director	August 30, 2021
Kenneth J. D’Amato
/s/ PETER GIBSON	Director	August 30, 2021
Peter Gibson
/s/ JENNIFER M. GRAY	Director	August 30, 2021
Jennifer M. Gray
/s/ PAUL H. HOUGH	Director	August 30, 2021
Paul H. Hough
/s/ JEFFREY C. LEATHE	Director	August 30, 2021
Jeffrey C. Leathe
/s/ BENJAMIN E. ROBINSON III	Director	August 30, 2021
Benjamin E. Robinson III