Form 10-Q
period 2021-09-30
BOTTOMLINE TECHNOLOGIES INC
filed 2021-11-09
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-Q
——————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of October 31, 2021 was 45,173,486.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
	September 30,	June 30,
	2021	2021

ASSETS
Current assets:
Cash and cash equivalents	117,200	$133,932
Cash held for customers	7,431	9,836
Marketable securities	8,185	10,216
Accounts receivable net of allowances for doubtful accounts of $988 at September 30, 2021 and $1,304 at June 30, 2021	67,115	72,978
Prepaid expenses and other current assets	37,901	34,653
Total current assets	237,832	261,615
Property and equipment, net	66,293	68,471
Operating lease right-of-use assets, net	28,732	27,570
Goodwill	242,863	246,698
Intangible assets, net	163,758	162,691
Other assets	48,549	48,683
Total assets	$788,027	$815,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,753	$11,428
Accrued expenses and other current liabilities	54,470	45,925
Customer account liabilities	7,431	9,836
Deferred revenue	75,876	88,679
Total current liabilities	147,530	155,868
Borrowings under credit facility	130,000	130,000
Deferred revenue, non-current	11,459	12,559
Operating lease liabilities, non-current	27,996	26,629
Deferred income taxes	9,702	14,574
Other liabilities	20,601	19,864
Total liabilities	347,288	359,494
Stockholders' equity
Preferred Stock, $.001 par value:
Authorized shares- 4,000; issued and outstanding shares- none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares- 49,586 at September 30, 2021 and 49,294 at June 30, 2021; outstanding shares- 43,090 at September 30, 2021 and 43,237 at June 30, 2021	49	49
Additional paid-in-capital	833,563	819,392
Accumulated other comprehensive loss	(21,376)	(16,081)
Treasury stock: 6,496 shares at September 30, 2021 and 6,057 shares at June 30, 2021, at cost	(169,746)	(150,282)
Accumulated deficit	(201,751)	(196,844)
Total stockholders' equity	440,739	456,234
Total liabilities and stockholders' equity	$788,027	$815,728
See accompanying notes.

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2021	2020

Revenues:
Subscriptions	$103,496	$90,384
Software licenses	927	977
Service and maintenance	18,708	20,564
Other	474	440
Total revenues	123,605	112,365
Cost of revenues:
Subscriptions	42,693	35,218
Software licenses	81	90
Service and maintenance	9,252	10,916
Other	295	309
Total cost of revenues	52,321	46,533
Gross profit	71,284	65,832
Operating expenses:
Sales and marketing	33,814	25,743
Product development and engineering	21,465	18,499
General and administrative	17,749	13,626
Amortization of acquisition-related intangible assets	5,071	5,029
Total operating expenses	78,099	62,897
(Loss) income from operations	(6,815)	2,935
Other expense, net	(897)	(780)
(Loss) income before income taxes	(7,712)	2,155
Income tax benefit (provision)	2,805	(1,764)
Net (loss) income	$(4,907)	$391
Basic and diluted net (loss) income per share	$(0.11)	$0.01
Shares used in computing net (loss) income per share:
Basic	43,273	42,457
Diluted	43,273	42,771
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities	1	(25)
Change in fair value on interest rate hedging instruments	416	446
Minimum pension liability adjustments	(142)	(233)
Foreign currency translation adjustments	(5,570)	9,106
Other comprehensive (loss) income, net of tax:	(5,295)	9,294
Comprehensive (loss) income	$(10,202)	$9,685

See accompanying notes.

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2021	49,294	$49	$819,392	$(16,081)	6,057	$(150,282)	$(196,844)	$456,234
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	278	—	(78)	2,035	—	2,313
Vesting of restricted stock awards	292	—	—	—	—	—	—	—
Repurchase of common stock to be held in treasury	—	—	—	—	517	(21,499)	—	(21,499)
Stock compensation plan expense	—	—	13,893	—	—	—	—	13,893
Minimum pension liability adjustments, net of tax	—	—	—	(142)	—	—	—	(142)
Net loss	—	—	—	—	—	—	(4,907)	(4,907)
Unrealized gain on available for sale securities, net of tax	—	—	—	1	—	—	—	1
Change in fair value on interest rate hedging instruments	—	—	—	416	—	—	—	416
Foreign currency translation adjustment	—	—	—	(5,570)	—	—	—	(5,570)
Balance at September 30, 2021	49,586	$49	$833,563	$(21,376)	6,496	$(169,746)	$(201,751)	$440,739

Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2020	48,147	$48	$764,906	$(48,675)	5,975	$(143,333)	$(180,612)	$392,334
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	379	—	(75)	1,789	—	2,168
Vesting of restricted stock awards	247	1	—	—	—	—	—	1
Issuance of common stock in connection with acquisition	166	—	8,183	—	—	—	—	8,183
Stock compensation plan expense	—	—	9,989	—	—	—	—	9,989
Minimum pension liability adjustments, net of tax	—	—	—	(233)	—	—	—	(233)
Net income	—	—	—	—	—	—	391	391
Cumulative effect of adoption of current expected credit loss accounting standard	—	—	—	—	—	—	56	56
Unrealized loss on available for sale securities, net of tax	—	—	—	(25)	—	—	—	(25)
Change in fair value on interest rate hedging instruments	—	—	—	446	—	—	—	446
Foreign currency translation adjustment	—	—	—	9,106	—	—	—	9,106
Balance at September 30, 2020	48,560	$49	$783,457	$(39,381)	5,900	$(141,544)	$(180,165)	$422,416

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended September 30,
	2021	2020

Operating activities:
Net (loss) income	$(4,907)	$391
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	5,071	5,029
Stock-based compensation plan expense	13,912	9,973
Depreciation and other amortization	9,195	7,699
Deferred income tax benefit	(4,641)	227
Change in provision for allowances on accounts receivable	(146)	89
Amortization of debt issuance costs	103	103
Amortization of premium on investments	30	5
Fair value adjustment on other investments	(83)	—
Gain on other investments	—	(48)
Loss on disposal of equipment	4	15
Gain on foreign exchange	(255)	(53)
Changes in operating assets and liabilities:
Accounts receivable	5,383	2,349
Prepaid expenses and other current assets	(3,501)	(1,971)
Operating lease right-of-use asset, net	(1,225)	303
Other assets	(177)	(1,164)
Accounts payable	(904)	(824)
Accrued expenses	5,700	(1,565)
Operating lease liabilities	1,657	146
Customer account liabilities	(2,189)	563
Deferred revenue	(12,858)	(13,484)
Other liabilities	77	127
Net cash provided by operating activities	10,246	7,910
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(115)	(9,892)
Investment distributions received	81	—
Purchases of other investments	(35)	—
Issuance of note receivable	—	(1,600)
Purchases of available-for-sale securities	(900)	(2,929)
Proceeds from sales of available-for-sale securities	2,900	2,900
Capital expenditures, including capitalization of software costs	(11,717)	(8,628)
Net cash used in investing activities	(9,786)	(20,149)
Financing activities:
Repurchase of common stock	(20,802)	—
Proceeds from exercise of stock options and employee stock purchase plan	2,313	2,168
Net cash (used) provided in financing activities	(18,489)	2,168
Effect of exchange rate changes on cash	(1,108)	3,294
Decrease in cash, cash equivalents and restricted cash	(19,137)	(6,777)
Cash, cash equivalents and restricted cash at beginning of period	143,768	201,136
Cash, cash equivalents and restricted cash at end of period	$124,631	$194,359

Cash and cash equivalents at end of period	$117,200	$187,215
Cash held for customers at end of period	7,431	7,144
Cash, cash equivalents and restricted cash at end of period	$124,631	$194,359
Supplemental disclosures of non-cash investing activities:
Issuance of common stock in connection with acquisition	$—	$8,183
Repurchases of common stock not funded in the period	$697	$—
See accompanying notes.

Bottomline Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021
Note 1—Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies, Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2022. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2021.
Note 2—Recent Accounting Pronouncements
Accounting Pronouncements to be Adopted
    Interest Rate Reform: In March 2020, the Financial Accounting Standards Board (FASB) issued an accounting standard update to address financial reporting related to the transition from the London Interbank Offered Rate (LIBOR) to alternative reference rates. The standard provides optional expedients and exceptions to existing guidance for the accounting of contracts and hedging relationship modified as a result of reference rate reform. We may elect to apply the standard prospectively to contracts modified on or before December 31, 2022. We are currently evaluating the impact the adoption of this standard will have on our financial statements.
Note 3—Revenue Recognition
    Remaining Performance Obligations
    The transaction price we allocate to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2021 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of SaaS / stand-ready performance obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations. During the three months ended September 30, 2021 and 2020, the amount of revenue recognized from performance obligations satisfied in prior periods was not significant.
The transaction price allocated to unsatisfied performance obligations was $461 million as of September 30, 2021 of which we expect to recognize approximately $194.2 million over the next twelve months and the remainder thereafter. The timing of the amounts we estimate recognizing in revenue is based primarily on the estimated go-live dates of our hosted arrangements, or the date the customer has been provided access to the solution. These estimated dates can change for a variety of reasons and the timing of our recognition of revenue is affected by these changes. Once the implementation services for our hosted solutions have concluded, we generally anticipate that the amount of revenue that will be recognized after the next twelve months will be recognized in a relatively consistent amount over the following two to five year periods. We exclude from our measure of remaining performance obligations amounts related to future transactional or usage-based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services.
    Contract Assets and Liabilities
    The table below presents our contract assets and deferred revenue balances as of September 30, 2021 and June 30, 2021.

	September 30,	June 30,
	2021	2021	$ Change
	(in thousands)
Contract assets	7,329	6,627	702
Deferred revenue	87,335	101,238	(13,903)
    Contract assets arise when we recognize revenue in excess of amounts billed to the customer and the right to payment is contingent on conditions other than simply the passage of time, such as the future completion of a related performance obligation. Contract assets are classified in our consolidated balance sheets as other current assets for those contract assets with recognition periods of one year or less and other assets for contract assets with recognition periods greater than one year. We assess outstanding accounts receivable and contract assets for credit loss on an ongoing basis. In estimating credit losses, we pool accounts with similar risk characteristics. Accounts that do not share the same risk characteristics are assessed for credit loss on an individual basis. The allowance for credit losses is based on historical loss data, customer specific information and current market conditions. Historically, our bad debt expense has not been significant.
Deferred revenue consists of billings or customer payments in excess of amounts recognized as revenue. The decrease in deferred revenue at September 30, 2021 as compared to June 30, 2021 reflects our recognition of revenue from maintenance contracts, a significant portion of which are billed on a calendar year basis.
    For the three months ended September 30, 2021 and 2020, we recognized $46.6 million and $40.3 million, respectively, in revenue from amounts that were included in deferred revenue as of June 30, 2021 and 2020, respectively.
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
    At September 30, 2021 and June 30, 2021, our assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2021				June 30, 2021
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$2,362	$—	$—	$2,362	$340	$—	$—	$340
Available for sale securities - Debt
Government - U.S. treasury securities	—	8,121	—	8,121	—	10,150	—	10,150
Total available for sale securities	$—	$8,121	$—	$8,121	$—	$10,150	$—	$10,150
Other investments (long-term)	—	983	1,051	2,034	—	966	1,014	1,980
Total assets	$2,362	$9,104	$1,051	$12,517	$340	$11,116	$1,014	$12,470
Liabilities
Interest rate swap (short-term)	$—	$1,522	$—	$1,522	$—	$1,564	$—	$1,564
Interest rate swap (long-term)	$—	$1,176	$—	$1,176	$—	$1,550	$—	$1,550
Total liabilities	$—	$2,698	$—	$2,698	$—	$3,114	$—	$3,114
Fair Value of Financial Instruments
    We have certain financial instruments which consist of cash and cash equivalents, cash held for customers, marketable securities, accounts receivable, contract assets, equity securities, accounts payable, customer account liabilities, certain derivative instruments, assets related to deposits made to fund future requirements associated with Israeli severance arrangements and debt drawn on our Credit Facility (as defined in Note 11). Fair value information for each of these instruments is as follows:
•    Cash and cash equivalents, cash held for customers, accounts receivable, contract assets, accounts payable and customer account liabilities fair values approximate their carrying values, due to the expected duration of these instruments.
•    Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at September 30, 2021 and June 30, 2021, approximated fair value.

•    Marketable debt securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable debt securities classified as available for sale. We assess securities with an amortized cost basis in excess of estimated fair value for credit loss. As of September 30, 2021 and June 30, 2021, the unrealized losses associated with available for sale securities were not material. No credit loss has been recorded as we do not intend to sell the investments prior to recovering their amortized costs basis.
•    The fair value of our interest rate swaps are based on the present value of projected cash flows that will occur over the life of the instruments, after considering certain contractual terms and counterparty credit risk.
•     We hold certain other investments accounted for at fair value. The fair value of these investments was $2.0 million at September 30, 2021 and June 30, 2021, respectively. The estimated fair value for approximately $1.1 million of these investments, which are in a private equity fund, are Level 3 measurements as they rely on significant unobservable inputs and, depending on the specific nature of the investment, consider such factors as pricing models that consider a comparative analysis of acquisitions and pricing multiples from market participants as well as discounted cash flow analyses. We also have investments for which there is no readily determinable fair value. The carrying value of these investments was $12.0 million at September 30, 2021 and June 30, 2021, respectively, and are reported as a component of other assets. Investments for which we cannot readily determine fair value are recorded at cost, less impairment (if any), plus or minus adjustments for observable price changes.
•     We have borrowings of $130 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at September 30, 2021 as the instrument carries a variable rate of interest which reflects current market rates.
Marketable Securities
    The table below presents information regarding our marketable securities by major security type as of September 30, 2021 and June 30, 2021.

	September 30, 2021			June 30, 2021
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Government and other debt securities	$64	$8,121	$8,185	$66	$10,150	$10,216
Total marketable securities	$64	$8,121	$8,185	$66	$10,150	$10,216
    The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

September 30, 2021
(in thousands)
Due within 1 year	$8,121
Due in 1 year through 5 years	—
Total	$8,121
    All of our available for sale marketable securities are classified as current assets.
    The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of September 30, 2021 and June 30, 2021, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At September 30, 2021		At June 30, 2021
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government - U.S. treasury securities	$5,110	$(3)	$5,930	$(1)
Total	$5,110	$(3)	$5,930	$(1)

Note 5—Business and Asset Acquisitions
Prior Year Acquisitions
TreasuryXpress
On January 2021 we acquired French-headquartered TreasuryXpress Holding SAS (TX) for a total purchase price of $31.9 million in cash. Additionally, we issued 66,403 shares of our common stock to certain selling stockholders of TX with vesting conditions tied to continued employment with us. These shares are compensatory and we will record share-based payment expense over their vesting period of five years.
The allocation of the purchase price remains preliminary, as we are still obtaining fair value estimates for the intangible assets acquired. As of September 30, 2021, we have recorded $20.3 million of goodwill. The goodwill is not deductible for tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $17.3 million consisting of acquired technology, customer related assets and a trade name are being amortized over a weighted average estimated useful life of 10 years.
Our acquisition of TX, a leading provider of cloud-based treasury management solutions for corporations and banks around the world, extended our geographic presence in France, the United States and the Middle-East. The operating results of TX are an immaterial component of our Payment Platforms operating segment. TX operating results did not have a material impact on our revenue or net loss and acquisition related costs of approximately $1.7 million were recorded as a component of general and administrative expenses.
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
In allocation of the purchase price, we recorded $10.7 million of goodwill, $6.3 million of identifiable intangible assets and a $2.8 million post retirement liability. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets, consisting of customer and technology related assets, are being amortized over a weighted average estimated useful life of 13 years.
Our acquisition of AnaSys, a provider of financial messaging solutions, extended our geographic presence in Switzerland and Germany and expanded our customer base. The operating results of AnaSys are a component of our Banking Solutions segment. AnaSys operating results did not have a material impact on our revenue or net loss and acquisition related costs of approximately $0.3 million were recorded as a component of general and administrative expenses.
FMR Systems, Inc.
In July 2020, we acquired customer assets and intellectual property from FMR Systems, Inc (FMR), a small corporate and commercial onboarding software provider, for an up-front cash payment of $2.0 million and deferred cash payments of $0.3 million. We will leverage FMR's technology to build a next generation commercial onboarding product.
In the allocation of the purchase price we recorded $1.0 million of goodwill. The goodwill is deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $1.7 million, consisting primarily of technology related assets, are being amortized over a weighted average estimated useful life of 9 years. FMR's operating results are included in our Banking Solutions segment from the acquisition date forward and all goodwill was allocated to this segment. FMR's operating results did not have a material impact on our revenue or net loss and acquisition related costs were not material.

Note 6—Net (Loss) Income Per Share
    The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2021	2020
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net (loss) income	$(4,907)	$391
Denominator:
Shares used in computing basic (loss) income per share attributable to common stockholders	43,273	42,457
Impact of dilutive securities	—	314
Shares used in computing diluted net (loss) income per share attributable to common stockholders	43,273	42,771
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.11)	$0.01
For the three months ended September 30, 2021, approximately 2.6 million shares of unvested restricted stock and shares underlying stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.
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
During the quarter ended September 30, 2021 we realigned our internal financial reporting to provide for more specific visibility into key product lines, which resulted in a change to our externally reportable segments. Specifically, our prior Cloud Solutions segment was renamed Payment Platforms and includes the revenue and operating results of our Paymode-X and PTX payment platforms. Our Legal Spend Management Solutions have been presented as a stand-alone operating segment, having previously been a component of our Cloud Solutions segment. Finally, our Financial Messaging solutions, previously a component of our Cloud Solutions segment, has been included as a component of our Banking Solutions segment. Our prior Payments and Documents segment has been renamed to Traditional Solutions, with no change to the composition of the revenue and operating activity included in this segment. These changes are reflected for all financial periods presented.
    Similar operating segments have been aggregated into the following five reportable segments:
Payment Platforms. Our Payment Platforms segment includes our Paymode-X and PTX solutions, our largest and fastest growing payment platforms. These solutions are SaaS technology offerings through which businesses can streamline the invoice-to-pay process, automate workflows accelerate approvals and enhance efficiency and security. Each solution supports a variety of payment options including virtual card, ACH, check, wire and others. These solutions are highly scalable, easy to implement, secure and cost effective. Revenue within this segment is generally recognized on a subscription or transaction basis.
Banking Solutions. Our Banking Solutions segment provides solutions that are specifically designed for banking and financial institution customers. Our Banking Solutions products are sold predominantly on a hosted basis, with revenue recognized on a subscription or transaction basis.
Legal Spend Management. Our legal spend management solutions enable customers to create more efficient processes for managing invoices generated by outside law firms while offering insight into important legal spend factors such as expense monitoring and outside counsel performance. Revenue within this segment is generally recognized on a subscription or transaction basis.
Traditional Solutions. Our Traditional Solutions segment supplies financial business process management software solutions, including making and collecting payments, sending and receiving invoices, and generating and storing business documents. When licensed for on-premise deployment, software license revenue is typically recorded upon delivery of the software and commencement of the license term. If the solution is hosted by us, we typically record revenue over time. Professional services revenue is normally recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period.

Other. Our Other segment consists of our fraud and financial crime solutions and our healthcare solutions. The Other segment loss reported below is attributable to the operating results of our fraud and financial crime solutions, which reflects the revenue contribution from a legacy sales channel we acquired and the burden of certain other centralized costs; however, our fraud solutions are sold by several of our operating segments. Our healthcare solutions focus on eliminating paper intensive processes and providing electronic signature and mobile document capabilities to allow healthcare organizations to improve efficiency and reduce costs. Software revenue for perpetual licenses of our fraud and financial crime and healthcare products is typically recorded upon delivery of the software and commencement of the license term. Professional services revenue is recorded as we perform the work and software support and maintenance revenue is recorded ratably over the support period which is normally twelve months.
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
    We do not track or assign our assets by operating segment.
    Segment information for the three months ended September 30, 2021 and 2020 according to the segment descriptions above, is as follows:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Segment revenue:
Payment Platforms	$33,807	$25,367
Banking Solutions	47,681	45,229
Legal Spend Management	22,063	20,550
Traditional Solutions	16,192	17,396
Other	3,862	3,823
Total segment revenue	$123,605	$112,365
Segment measure of profit (loss):
Payment Platforms	$5,824	$5,755
Banking Solutions	3,753	7,212
Legal Spend Management	5,208	4,586
Traditional Solutions	3,114	4,100
Other	(3,976)	(3,107)
Total measure of segment profit	$13,923	$18,546

    A reconciliation of the total measure of segment profit to our GAAP (loss) income before income taxes is as follows:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Total measure of segment profit	$13,923	$18,546
Less:
Amortization of acquisition-related intangible assets	(5,071)	(5,029)
Stock-based compensation plan expense	(13,912)	(9,973)
Acquisition and integration-related expenses	(201)	(245)
Restructuring expense	(386)	(70)
Other non-core expense	(110)	(48)
Shareholder engagement fees	(947)	—
Other expense, net of pension adjustments	(1,008)	(1,026)
(Loss) income before income taxes	$(7,712)	$2,155
    The following depreciation and other amortization expense amounts are included in the measure of segment profit:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Depreciation and other amortization expense:
Payment Platforms	$2,831	$2,387
Banking Solutions	3,935	3,164
Legal Spend Management	1,681	1,602
Traditional Solutions	362	270
Other	386	276
Total depreciation and other amortization expense	$9,195	$7,699

Disaggregation of Revenue
    The tables below present our subscriptions revenue and total revenue disaggregated by major product classification for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
	Subscription	Software	Professional Services, Maintenance and Other	Total
	(in thousands)
Payment Platforms	$33,504	$—	$303	$33,807
Banking Solutions	40,935	77	6,669	47,681
Legal Spend Management	22,060	—	3	22,063
Traditional Solutions	6,026	439	9,727	16,192
Other	971	411	2,480	3,862
Total revenues	$103,496	$927	$19,182	$123,605

	Three Months Ended September 30, 2020
	Subscription	Software	Professional Services, Maintenance and Other	Total
	(in thousands)
Payment Platforms	$25,280	$—	$87	$25,367
Banking Solutions	37,953	104	7,172	45,229
Legal Spend Management	20,550	—	—	20,550
Traditional Solutions	5,681	748	10,967	17,396
Other	920	125	2,778	3,823
Total revenues	$90,384	$977	$21,004	$112,365
For the quarter ended September 30, 2021 we derived 84% of our revenue from subscription-based arrangements. The majority of our non-subscription revenue is derived from software support and maintenance fees and from professional services, with the largest concentration of this revenue being derived from our legacy business payments and documents products in our Traditional Solutions segment.
    Geographic Information
    We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here.

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Revenues from unaffiliated customers:
United States	$74,994	$68,981
United Kingdom	30,630	27,694
Switzerland	12,395	10,867
Other	5,586	4,823
Total revenues from unaffiliated customers	$123,605	$112,365
    Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At September 30,	At June 30,
	2021	2021
	(in thousands)
Long-lived assets:
United States	$80,913	$82,816
United Kingdom	42,756	44,455
Other	19,905	17,453
Total long-lived assets	$143,574	$144,724

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

Provision for Income Taxes
    We recorded income tax benefit of $2.8 million and income tax expense of $1.8 million for the three months ended September 30, 2021 and 2020, respectively. In the three months ended September 30, 2021, income tax benefit was primarily attributable to our U.S. operations, partially offset by tax expense attributable to our United Kingdom (UK) and Switzerland operations. In the three months ended September 30, 2020, the income tax expense was attributable to our U.S., UK and Switzerland operations and a discrete tax expense of $0.7 million as a result of tax legislation enacted in the UK that increased the UK statutory tax rate from 17 percent to 19 percent.
    We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.9 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.
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
    At September 30, 2021, we had a total valuation allowance of $42.2 million against our deferred tax assets given the uncertainty of recoverability of these amounts.
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
    At September 30, 2021, the carrying value of goodwill for all of our reporting units was $242.9 million.
    The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$232,435	$(176,930)	$55,505	7.0
Core technology	154,682	(108,336)	46,346	7.3
Other intangible assets	23,241	(21,025)	2,216	4.5
Capitalized software development costs	29,760	(20,133)	9,627	2.7
Software (1)	111,651	(61,587)	50,064	3.7
Total	$551,769	$(388,011)	$163,758
Unamortized intangible assets:
Goodwill			242,863
Total intangible assets			$406,621

	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$235,366	$(175,841)	$59,525	7.2
Core technology	154,254	(107,008)	47,246	7.5
Other intangible assets	23,504	(20,984)	2,520	4.8
Capitalized software development costs	29,217	(18,843)	10,374	2.6
Software (1)	101,898	(58,872)	43,026	4.0
Total	$544,239	$(381,548)	$162,691
Unamortized intangible assets:
Goodwill			246,698
Total intangible assets			$409,389
——————
(1)Software includes purchased software and software developed for internal use.
    Estimated amortization expense for the remainder of fiscal year 2022 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of September 30, 2021, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2022	$14,907	$3,912	$12,106
2023	18,821	2,371	11,505
2024	16,976	1,616	9,397
2025	14,510	943	6,168
2026	13,566	360	2,917
2027 and thereafter	25,287	8	601
    Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.
    The following table represents a roll forward of our goodwill balances, by reportable segment:

	Payment Platforms	Banking Solutions	Legal Spend Management	Traditional Solutions	Other (1)	Total
	(in thousands)
Balance at June 30, 2021	$151,765	$40,534	$—	$46,205	$8,194	$246,698
Goodwill reclassified as a result of segment reorganization	(88,767)	61,310	27,457			—
Measurement period adjustment	(868)	—	—	—	—	(868)
Goodwill acquired during the period	—	—	—	—	—	—
Impact of foreign currency translation	(1,514)		—	(1,453)	—	(2,967)
Balance at September 30, 2021	$60,616	$101,844	$27,457	$44,752	$8,194	$242,863
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
As the implicit interest rate in our leases is generally not known, we use our incremental borrowing rate as the discount rate for purposes of determining the present value of our lease liabilities. Our determination of the incremental borrowing rate takes into consideration the expected term of the lease, the effect of the currency in which the lease is denominated and the rate of interest we would expect to incur on a collateralized debt instrument. At September 30, 2021, our weighted average discount rate utilized for our leases was 6.0%
When our contracts contain lease and non-lease elements, we account for both as a single lease component.
We lease office space in cities worldwide under facility leases that expire at various dates. We are typically required to pay certain incremental operating costs above the base rent for our facility leases. Our leases may include periodic payment adjustments based on changes in applicable price indexes. To the extent the adjustment is considered a fixed payment it is included in the measurement of the ROU asset and lease liability, otherwise it is recognized in the period incurred. We also have a variety of data center locations and, to a lesser extent, vehicle and equipment leases. Our facility leases represent the substantial majority of our operating leases and often include renewal options that we can exercise unilaterally. At September 30, 2021, renewal options ranged from 3 months to 10 years.
At September 30, 2021, our operating leases had a weighted average remaining lease term of 8.4 years and we had no material finance leases.
Additional information of our lease activity, as of and for the three months ended September 30, 2021 is as follows:

Three Months Ended September 30,
Operating leases:	2021
(in thousands)
Operating lease cost	$1,844
Short-term lease cost	98
Variable lease cost	505
Sublease income	(63)
Total lease cost	$2,384

September 30, 2021
(in thousands)
Right-of-use assets, net	$28,732

Operating lease liabilities, current (1)	6,247
Operating lease liabilities, non-current	27,996
Total operating lease liabilities	$34,243
——————
(1)    Included as a component of accrued expenses and other current liabilities.

Three Months Ended September 30,
2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,942
Right-of-use assets obtained in exchange for lease obligations	$3,065
The increase in our ROU assets and lease liabilities during the three months ended September 30, 2021 is primarily due to a new facility lease in India.
Remaining maturities of lease liabilities at September 30, 2021 were as follows:

For the year ending June 30,	Operating Leases
(in thousands)
2022	$6,203
2023	6,903
2024	4,440
2025	4,029
2026	4,057
Thereafter	19,261
Total lease payments	44,893
Less imputed interest	(10,650)
Total lease liabilities	$34,243

As of September 30, 2021, we had additional operating leases that had not yet commenced of $3.4 million. These operating leases will commence in fiscal year 2022 and have a lease term between 12 months to 13 years.

Legal Matters
    We are, from time to time, a party to legal proceedings and claims that arise out of the ordinary course of our business. We are not currently a party to any legal proceedings we believe would have a material impact on our financial position or operating results.
Note 11—Indebtedness
Credit Agreement
We are party to a credit agreement with Bank of America, N.A. and certain other lenders (the Credit Agreement) that provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) and that expires in July 2023. We have the right to request an increase of the aggregate commitments under the Credit Facility by up to an additional $150 million, subject to specified conditions. At September 30, 2021, we owed $130 million under the Credit Facility.
Borrowings under the Credit Facility may be used for lawful corporate purposes of Bottomline and its subsidiaries, including acquisitions, share repurchases, capital expenditures, the repayment or refinancing of indebtedness and general corporate purposes. The Credit Facility is available for the issuance of up to $20 million of letters of credit and up to $20 million of swing line loans.
The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.50 to 1.00; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default and related cure provisions. As of September 30, 2021, we were in compliance with all covenants.
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

Note 12—Derivative Instruments
Cash Flow Hedges
Interest Rate Swap Agreements
We utilize interest rate swap agreements to hedge our exposure to interest rate risk. At September 30, 2021, we had two outstanding interest rate swap agreements with notional values of $100 million and $80 million.
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
We designated the interest rate swaps as hedging instruments and they qualified for hedge accounting upon inception and at September 30, 2021. To continue to qualify for hedge accounting, the instruments must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.
The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at September 30, 2021 and June 30, 2021 were as follows:

Description	Balance Sheet Location	September 30, 2021	June 30, 2021
Derivative interest rate swaps		(in thousands)
Short-term derivative liability	Accrued expenses and other current liabilities	$1,522	$1,564
Long-term derivative liability	Other liabilities	$1,176	$1,550
The following table presents the effect of the derivative interest rate swaps in our consolidated statement of comprehensive loss for the three months ended September 30, 2021 and 2020.

	Gain (Loss) in AOCI June 30, 2021	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI September 30, 2021
	(in thousands)
Derivative interest rate swap	$(3,114)	$(53)	$469	$(2,698)

	Gain (Loss) in AOCI June 30, 2020	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI September 30, 2020
	(in thousands)
Derivative interest rate swap	$(5,079)	$(6)	$452	$(4,633)
——————
(1)    Recorded as interest income (expense) within other expense, net in our unaudited consolidated statements of comprehensive income (loss).
During the three months ended September 30, 2021, we concluded that no portion of the hedges was ineffective.
We expect to reclassify approximately $1.0 million of this unrealized loss from AOCI to earnings over the next twelve months.

Note 13—Postretirement and Other Employee Benefits
Defined Benefit Pension Plan
We sponsor defined benefit pension plans for our Swiss-based employees (the Swiss pension plans) that are governed by local regulatory requirements. The Swiss pension plans include certain minimum benefit guarantees that, under U.S. GAAP, require defined benefit plan accounting.
Net periodic pension costs for the Swiss pension plans included the following components:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Components of net periodic cost
Service cost	$707	$765
Interest cost	49	37
Prior service credit	(119)	(83)
Net actuarial loss	—	61
Expected return on plan assets	(359)	(285)
Net periodic cost	$278	$495
    The components of net periodic pension cost other than current service cost are presented within other expense, net in our unaudited consolidated statements of comprehensive income (loss).
Note 14—Subsequent Events
In October 2021 we acquired substantially all of the assets and assumed certain liabilities of Bora Payment Systems, LLC (Bora) for a purchase price of $15 million in cash. Through the Bora acquisition we acquired technology that will be used predominantly in our Paymode-X solution to facilitate straight through processing of payments made via virtual card. This provides a significant benefit to suppliers who process a high volume of business to business virtual card transactions. The operating results of Bora will be included as a component of our Payments Platform segment from the acquisition date forward. We anticipate that the substantial majority of the purchase price will be allocated to intangible assets including acquired technology, customer contracts and goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Without limiting the foregoing, the words may, will, should, could, expects, plans, intends, anticipates, believes, estimates, predicts, potential and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to and including the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II. Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission (SEC), including Part II. Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC on August 30 2021.
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
We operate payment platforms that facilitate electronic payment and transaction settlement between businesses and their vendors. We offer solutions that banks use to provide payment, cash management and treasury capabilities to their business customers, as well as solutions that financial institutions use to engage intelligently with customers and acquire, deepen and grow profitable relationships. Our legal spend management solutions help determine the right amount to pay for legal services and claims for insurance companies and other large consumers of outside legal services and provide related tools and analytics for law firms themselves. Corporate customers rely on our solutions to automate payment and accounts payable processes and to streamline and manage the production and retention of electronic documents. Our fraud and risk management solutions are designed to non-invasively monitor and analyze user behavior and payment transactions to flag behavioral and data anomalies and other suspicious activity to gain protection from internal fraud and external financial crime.
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
Financial Highlights
For the three months ended September 30, 2021, our revenue increased to $123.6 million from $112.4 million in the same period of the prior fiscal year. Our revenue for the three months ended September 30, 2021 was favorably impacted by $2.0 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling, which appreciated against the U.S. Dollar as compared to the same period of the prior fiscal year. The overall revenue increase was attributable to revenue increases in our Payment Platforms, Banking Solutions and Legal Segment Management segments of $8.4 million, $2.5 million, and $1.5 million, respectively, partially offset by a $1.2 million revenue decrease in our Traditional Solutions segment. The increase in revenue in our Payment Platforms and Legal Spend Management segments was driven by increased subscription revenue. The increased revenue in our Banking Solutions segment was primarily due to new customer engagements and platform go-lives, as customers continued to deploy our hosted solutions.
We incurred a net loss of $4.9 million in the three months ended September 30, 2021 compared to net income of $0.4 million in the same period of the prior fiscal year. Our net loss for the three months ended September 30, 2021, was favorably impacted by gross profit expansion of $5.5 million and a reduction in our provision for income taxes of $4.6 million, offset by an increase in operating expenses of $15.2 million.
In the three months ended September 30, 2021, we derived approximately 39% of our revenue from customers located outside of North America, principally in the United Kingdom (UK), continental Europe and the Asia-Pacific region.
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

COVID-19
The United States and the global communities in which we operate continue to face challenges posed by the COVID-19 pandemic. Recently, restrictions have been re-implemented by government bodies and private businesses as disease variants became more prevalent. Like many companies we have been encouraged by the increased availability of vaccines, however there remains significant uncertainty over the duration of the pandemic itself; particularly as the virus continues to evolve. Since March 2020 we have continued to suspend virtually all travel for employees, our offices generally remain closed and our employees have continued to work remotely in most geographies.
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
Certain of our transactional revenue streams, specifically those arising through Paymode-X and Legal Spend Management, were the most significantly impacted during the prior fiscal year. We have continued to observe that transaction volumes for Paymode-X have continued to return to more normalized levels. Legal Spend Management transaction volumes remained constrained during the prior fiscal year but we saw some modest improvement during the fourth quarter of the past fiscal year and we recorded a revenue increase in Legal Spend Management for the quarter ended September 30, 2021 as compared to September 30, 2020. We are encouraged by these trends and are hopeful that it supports a conclusion that a sustained recovery of volumes is underway.
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
The critical accounting policies and estimates we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2021 related to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired deferred revenue, capitalized software costs and income taxes. There have been no changes to the critical accounting policies from those we disclosed in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC on August 30, 2021.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, please refer to Note 2 Recent Accounting Pronouncements to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Segment Information
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer.
During the quarter ended September 30, 2021 we realigned our internal financial reporting to provide for more specific visibility into key product lines which resulted in a change to our externally reportable segments. Specifically, our prior Cloud Solutions segment was renamed Payment Platforms and includes the revenue and operating results of our Paymode-X and PTX payment platforms. Our Legal Spend Management Solutions have been presented as a stand-alone operating segment, having previously been a component of our Cloud Solutions segment. Finally, our Financial Messaging solutions, previously a component of our Cloud Solutions segment, has been included as a component of our Banking Solutions segment. Our prior Payments and Documents segment has been renamed to Traditional Solutions, with no change to the composition of the revenue and operating activity included in this segment. These changes are reflected for all financial periods presented.

The following tables represent our segment revenues and our measure of segment profit (loss):

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Segment revenue:
Payment Platforms	$33,807	$25,367	$8,440	33.3%
Banking Solutions	47,681	45,229	2,452	5.4%
Legal Spend Management	22,063	20,550	1,513	7.4%
Traditional Solutions	16,192	17,396	(1,204)	(6.9)%
Other	3,862	3,823	39	1.0%
Total segment revenue	$123,605	$112,365	$11,240	10.0%

Segment measure of profit (loss):
Payment Platforms	$5,824	$5,755	$69	1.2%
Banking Solutions	3,753	7,212	(3,459)	(48.0)%
Legal Spend Management	5,208	4,586	622	13.6%
Traditional Solutions	3,114	4,100	(986)	(24.0)%
Other	(3,976)	(3,107)	(869)	(28.0)%
Total measure of segment profit	$13,923	$18,546	$(4,623)	(24.9)%
A reconciliation of the total measure of segment profit to our GAAP (loss) income before income taxes is as follows:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Total measure of segment profit	$13,923	$18,546
Less:
Amortization of acquisition-related intangible assets	(5,071)	(5,029)
Stock-based compensation plan expense	(13,912)	(9,973)
Acquisition and integration-related expenses	(201)	(245)
Restructuring expense	(386)	(70)
Other non-core expense	(110)	(48)
Shareholder engagement fees	(947)	—
Other expense, net of pension adjustments	(1,008)	(1,026)
(Loss) income before income taxes	$(7,712)	$2,155
Payment Platforms
Revenue from our Payment Platforms segment increased $8.4 million for the three months ended September 30, 2021 as compared to the same period in the prior fiscal year due to increased subscription revenue of $8.2 million driven by both increased transactional volumes and the impact of new customers that have adopted our platforms since the corresponding quarter of the prior fiscal year. Segment profit increased $0.1 million for the three months ended September 30, 2021 as compared to the same period in the prior fiscal year as the revenue increases described above were offset in part by increased cost of subscription revenue of $2.9 million and operating expenses of $5.6 million related primarily to increased sales and marketing expenses and product development expenses of $3.7 million and $1.5 million, respectively. We expect revenue and profit for the Payment Platforms segment to continue to increase in fiscal year 2022 as compared to fiscal year 2021.
Banking Solutions
Revenues from our Banking Solutions segment increased $2.5 million for the three months ended September 30, 2021 as compared to the same period in the prior fiscal year, primarily due to increased subscriptions revenue of $3.0 million, partially offset by decreased professional service and maintenance revenue of $0.5 million. The increase in subscriptions revenue was primarily related to our existing customer base expanding on or converting to our more technologically advanced SaaS platforms and as a result of our continued deployment of our newer banking solutions to new and existing customers. The decrease in professional services revenue was primarily driven by our business strategy, which remains focused on a subscription revenue model rather than one-time license events, which frequently require distinct professional services. The increase in revenue described above was offset by increased cost of revenues of $2.2 million, primarily related to subscription costs, and operating expenses of $3.7 million. The increase in operating expenses was primarily due to increased sales and marketing expenses and product development expenses of $1.9 million and $1.1 million, respectively. Segment profit decreased $3.5 million for the three months ended September 30, 2021 as compared to the same period in the prior fiscal year due to the increases in revenue and expenses described above. We expect revenue to continue to increase and profit to remain relatively consistent for the Banking Solutions segment in fiscal year 2022 as compared to fiscal year 2021.
Legal Spend Management
Revenues from our Legal Spend Management segment increased $1.5 million for the three months ended September 30, 2021 as compared to the same period in the prior fiscal year, due to increased subscription revenue driven by increased transactional volumes and the impact of new customers using these solutions since the corresponding quarter of the prior fiscal year. Segment profit increased $0.6 million for the three months ended September 30, 2021 as compared to the same period in the prior fiscal year, due to the increase in subscription revenue discussed above and a decrease in product development expenses of $0.3 million, partially offset by an increase in cost of revenues of $0.6 million and operating expenses related primarily to sales and marketing expense and general and administrative expense of $0.2 million and $0.4 million, respectively. We expect revenue and profit to continue to increase for the Legal Spend Management segment in fiscal year 2022 as compared to fiscal year 2021.
Traditional Solutions
Revenues from our Traditional Solutions segment decreased $1.2 million for the three months ended September 30, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased professional service and maintenance revenue of $1.3 million and software revenue of $0.3 million, partially offset by increased subscriptions revenue of $0.3 million. The decrease in professional service and maintenance revenue and software revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit decreased $1.0 million for the three months ended September 30, 2021 as compared to the same period in the prior fiscal year, primarily due to the decrease in revenues discussed above and an increase in subscription costs of $0.1 million, product development expense of $0.2 million and general and administrative expense of $0.2 million, partially offset by a decrease in costs of revenue associated with professional service and maintenance of $0.8 million. We expect revenue and profit to decrease slightly for the Traditional Solutions segment in fiscal year 2022, primarily due to decreased service, maintenance and software licenses.
Other
Revenues from our Other segment remained at relatively consistent levels for the three months ended September 30, 2021 as compared to the same period in the prior fiscal year. Segment profit decreased $0.9 million for the three months ended September 30, 2021 as compared to the same period in the prior fiscal year primarily due to increased cost of revenue of $0.3 million primarily related to subscriptions and increased operating expenses of $0.6 million primarily related to sales and marketing. We expect Other segment revenue to continue to decrease in fiscal year 2022 as compared to fiscal year 2021 as our fraud solutions are increasingly sold by other segments while certain centralized costs continue to be borne by the Other segment.

Revenues by category

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Revenues:
Subscriptions	$103,496	$90,384	$13,112	14.5%
Software licenses	927	977	(50)	(5.1)%
Service and maintenance	18,708	20,564	(1,856)	(9.0)%
Other	474	440	34	7.7%
Total revenues	$123,605	$112,365	$11,240	10.0%

As % of total revenues:
Subscriptions	83.7%	80.4%
Software licenses	0.8%	0.9%
Service and maintenance	15.1%	18.3%
Other	0.4%	0.4%
Total revenues	100.0%	100.0%
Subscriptions
Revenues from subscriptions increased $13.1 million for the three months ended September 30, 2021 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by an increase in subscriptions revenue from our Payment Platforms, Banking Solutions, and Legal Spend Management segments of $8.2 million, $2.5 million, and $1.5 million, respectively, due to the impact of customers going live on our hosted solutions and the continued impact of customers converting to our subscription based solutions. We expect subscriptions revenues to continue to increase in fiscal year 2022 due to the continued adoption of our subscription based offerings.
Software Licenses
Revenues from software licenses slightly decreased for the three months ended September 30, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from our Traditional Solutions segment of $0.3 million, offset by an increase in revenue in our Other segment of $0.3 million. The decrease in software license revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions and our continued de-emphasis of deployed, perpetual license solutions. We expect software license revenues to continue to decrease in fiscal year 2022, as we continue to emphasize our subscription based solutions rather than on-premise software deployments.
Service and Maintenance
Revenues from service and maintenance decreased $1.9 million for the three months ended September 30, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from our Traditional Solution and Banking Solutions segments of $1.3 million and $0.5 million, respectively, driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. We expect service and maintenance revenues will continue to decrease in fiscal year 2022, primarily due to our continued emphasis on our hosted solutions.
Other
Our other revenues consist principally of equipment and supplies sales, which remained and are expected to remain minor components of our overall revenue.

Cost of revenues by category

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Cost of revenues:
Subscriptions	$42,693	$35,218	$7,475	21.2%
Software licenses	81	90	(9)	(10.0)%
Service and maintenance	9,252	10,916	(1,664)	(15.2)%
Other	295	309	(14)	(4.5)%
Total cost of revenues	$52,321	$46,533	$5,788	12.4%
Gross Profit ($)	$71,284	$65,832	$5,452	8.3%
Gross Profit (%)	57.7%	58.6%
Subscriptions
Subscriptions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions costs increased to 41% as a percentage of subscriptions revenues in the three months ended September 30, 2021 as compared to 39% in the three months ended September 30, 2020 due to year-over-year cost of revenue increases as we continued to grow our subscription revenue streams. We expect subscriptions costs as a percentage of subscriptions revenues will decrease slightly in fiscal year 2022 as a result of increased revenue contribution from our cloud-based banking, legal spend management and Paymode-X solutions.

Software Licenses
Software license costs consist of expenses incurred to distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs as a percentage of software license revenues remained at 9% of software license revenue in the three months ended September 30, 2021 and 2020. Overall, software license costs remain and are expected to remain inconsequential.
Service and Maintenance
Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs as a percentage of service and maintenance revenues decreased to 49% in the three months ended September 30, 2021 as compared to 53% in the three months ended September 30, 2020, reflecting a shift in resources to our hosted and subscription based products. We expect that service and maintenance costs will remain relatively consistent in fiscal year 2022.
Other
Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. These remain minor components of our business. We expect other costs as a percentage of other revenues will remain consistent in fiscal year 2022.

Operating Expenses

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$33,814	$25,743	$8,071	31.4%
Product development and engineering	21,465	18,499	2,966	16.0%
General and administrative	17,749	13,626	4,123	30.3%
Amortization of acquisition-related intangible assets	5,071	5,029	42	0.8%
Total operating expenses	$78,099	$62,897	$15,202	24.2%

As % of total revenues:
Sales and marketing	27.4%	22.9%
Product development and engineering	17.4%	16.5%
General and administrative	14.4%	12.1%
Amortization of acquisition-related intangible assets	4.1%	4.5%
Total operating expenses	63.3%	56.0%
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased $8.1 million in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to an increase in employee related costs of $6.3 million and marketing expense of $0.9 million. We expect sales and marketing expenses as a percentage of total revenues will increase slightly in fiscal year 2022.
Product Development and Engineering
Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products as well as initiatives related to new product development. Product development and engineering expenses increased $3.0 million in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 primarily due to an increase in headcount related costs of $2.5 million. We expect product development and engineering expenses as a percentage of total revenues will remain relatively consistent in fiscal year 2022.
General and Administrative
General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased $4.1 million in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to an increase in employee related costs of $2.7 million, depreciation expense of $0.4 million, restructuring expense of $0.3 million and facility costs of $0.2 million. We expect general and administrative expenses as a percentage of total revenues will remain relatively consistent in fiscal year 2022.
 Other Expense, Net

	Three Months Ended September 30,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$23	$100	$(77)	(77.0)%
Interest expense	(1,066)	(1,258)	192	15.3%
Other income (expense), net	146	378	(232)	(61.4)%
Other expense, net	$(897)	$(780)	$(117)	(15.0)%

The components of other expense, net are as depicted above and remain minimal overall components of our operations. The slight decrease in interest expense in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 is a result of a decrease in borrowings under our line of credit arrangement during the three month period ending September 2021 as compared to September 2020.
Provision for Income Taxes
We recorded income tax benefit of $2.8 million and income tax expense of $1.8 million for the three months ended September 30, 2021 and 2020, respectively. Please refer to Note 8 Income Taxes to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Liquidity and Capital Resources
We are party to a credit agreement with Bank of America, N.A. and certain other lenders that provides for a credit facility in the amount of up to $300 million (the Credit Facility). We have the right to request an increase to the aggregate commitments to the Credit Facility of up to an additional $150 million, subject to specified conditions. The Credit Facility expires in July 2023. At September 30, 2021, borrowings were $130 million and we were in compliance with all covenants.
We have financed our operations primarily from cash provided by operating activities, the sale of our common stock and debt proceeds. We have consistently generated positive operating cash flows. We believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future. If our existing cash resources along with cash generated from operations is insufficient to satisfy our operating requirements, we may need to sell additional equity or debt securities or seek other financing arrangements.
One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity for the periods ended September 30, 2021 and June 30, 2021 and a summary of our cash activity for the three months ended September 30, 2021 and 2020 are summarized in the tables below:

	September 30,	June 30,
	2021	2021
	(in thousands)
Cash and cash equivalents	$117,200	$133,932
Marketable securities	8,185	10,216
Borrowings under credit facility	130,000	130,000

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Cash provided by operating activities	$10,246	$7,910
Cash used in investing activities	(9,786)	(20,149)
Cash (used in) provided by financing activities	(18,489)	2,168
Effect of exchange rates on cash	(1,108)	3,294
Cash, cash equivalents and marketable securities. At September 30, 2021, our cash and cash equivalents of $117.2 million consisted primarily of cash deposits held at major banks and money market funds. The $16.7 million decrease in cash and cash equivalents at September 30, 2021 from June 30, 2021 was primarily due to cash used to repurchase common stock of $20.8 million, to fund capital expenditures, including capitalization of software costs of $3.1 million, and the negative effect of foreign exchange rates on cash of $4.4 million, partially offset by an increase in cash generated from operations of $2.3 million, a decrease in cash used in business and asset acquisitions, net of cash acquired of $9.8 million, a decrease in funds used to issue notes receivable of $1.6 million and the purchase of available for sale securities of $2.0 million.
Cash, cash equivalents and marketable securities included approximately $35.9 million held by our foreign subsidiaries as of September 30, 2021. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK, Switzerland, India and one of our Australian subsidiaries; therefore we do not provide for U.S. income taxes that could result from the distribution of foreign earnings from our international subsidiaries other than the aforementioned. If our reinvestment plans were to change based on future events and we decided to repatriate amounts from other international subsidiaries, those amounts would generally become subject to state tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made and we could be further subject to withholding tax.
Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Decreases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar decreased our overall cash balances by approximately $1.1 million for the three months ended September 30, 2021. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances, however, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.
At September 30, 2021, our deferred tax assets have been fully reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.
Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations increased by $2.3 million in the three months ended September 30, 2021 as compared to the same period in the prior fiscal year, primarily due to an increase in cash provided by accounts receivable of $3.0 and accrued expenses of $7.3 million, partially offset by the increase in our net loss for the three months ended September 30, 2021 of $5.3 million and cash used in customer liabilities of $2.8 million.
Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales and cash used for the acquisition of businesses and assets. The $10.4 million decrease in net cash used in investing activities for the three months ended September 30, 2021 as compared to the same period in the prior fiscal year was primarily due to a decrease in cash used to fund business and asset acquisitions, net of cash acquired, of $9.8 million, a decrease in cash used to fund notes receivable of $1.6 million and to purchase available for sale securities of $2.0 million, partially offset by an increase in cash used for capital expenditures of $3.1 million.
Financing Activities. Financing cash flows consist primarily of cash inflows as a result of borrowings under our revolving credit facility and proceeds from the sale of shares of common stock through employee equity incentive plans, offset by repurchases of our common stock. The increase in cash used in financing activities of $20.7 million was due to an increase in cash used to repurchase common stock of $20.8 million during the three months ended September 30, 2021.
Contractual Obligations
During the three months ended September 30, 2021, we entered into a new facility lease in India, increasing our contractual obligations by $2.7 million. Other than the new facility lease, there have been no other material changes to the contractual obligations from that which was disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Our estimate of unrecognized tax benefits for which cash settlement may be required is $2.3 million. As of September 30, 2021, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the three months ended September 30, 2021.
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
There has been no material change to our exposure to market risk from that which was disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as filed with the SEC on August 30, 2021, which is incorporated herein by reference.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are, from time to time, a party to legal proceedings and claims that arise in the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require further disclosure in, our financial statements.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors identified in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 before making an investment decision involving our common stock. These risk factors could materially affect our business, financial condition or results of operations and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties may also impact our business operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by us of our common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	—	$—	—	$50,000,000
August 1, 2021 - August 31, 2021	162,524	42.06	162,524	43,161,000
September 1, 2021 - September 30, 2021	354,440	41.36	354,440	28,501,000
Total	516,964	$41.59	516,964
——————
(1)On August 16, 2021, our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $50 million. This program expires on August 16, 2022. Notwithstanding the expiration date of the repurchase authority, as we disclosed on a Form 8-K filed on August 17, 2021 we intend to complete the program by December 31, 2021. However, we retain the ability to adjust the program at any time.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Letter Agreement, dated as of July 22, 2021, between the Company and John Kelly	8-K	000-25259	10.1	07/23/2021

10.2	Letter Agreement, dated as of October 20, 2021, between the Company, Clearfield Capital Management LP and Sachem Head Capital Management LP	8-K	000-25259	10.1	10/20/2021

10.3	Amended and Restated Executive Retention Agreement, dated September 21, 2021, between the Registrant and Bruce Bowden					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
**    submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and June 30, 2021, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2021 and 2020, (iii) Unaudited Consolidated Statements of Stockholders' Equity for the three months ended September 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2021 and 2020 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Bottomline Technologies, Inc.

Date:	November 9, 2021	By:	/s/ A. BRUCE BOWDEN
A. Bruce Bowden
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)