Form 10-Q
period 2021-12-31
BOTTOMLINE TECHNOLOGIES INC
filed 2022-02-09
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-Q
——————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of February 1, 2022 was 44,977,553.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
	December 31,	June 30,
	2021	2021

ASSETS
Current assets:
Cash and cash equivalents	$83,726	$133,932
Cash held for customers	11,993	9,836
Marketable securities	2,967	10,216
Accounts receivable net of allowances for doubtful accounts of $808 at December 31, 2021 and $1,304 at June 30, 2021	73,201	72,978
Prepaid expenses and other current assets	36,035	34,653
Total current assets	207,922	261,615
Property and equipment, net	66,185	68,471
Operating lease right-of-use assets, net	28,868	27,570
Goodwill	252,061	246,698
Intangible assets, net	164,545	162,691
Other assets	48,115	48,683
Total assets	$767,696	$815,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,151	$11,428
Accrued expenses and other current liabilities	55,167	45,925
Customer account liabilities	11,993	9,836
Deferred revenue	75,550	88,679
Total current liabilities	153,861	155,868
Borrowings under credit facility	130,000	130,000
Deferred revenue, non-current	11,051	12,559
Operating lease liabilities, non-current	27,986	26,629
Deferred income taxes	13,709	14,574
Other liabilities	19,961	19,864
Total liabilities	$356,568	$359,494
Stockholders' equity
Preferred Stock, $.001 par value:
Authorized shares- 4,000; issued and outstanding shares- none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares- 49,809 at December 31, 2021 and 49,294 at June 30, 2021; outstanding shares- 42,667 at December 31, 2021 and 43,237 at June 30, 2021	50	49
Additional paid-in-capital	847,195	819,392
Accumulated other comprehensive loss	(19,485)	(16,081)
Treasury stock: 7,142 shares at December 31, 2021 and 6,057 shares at June 30, 2021, at cost	(198,247)	(150,282)
Accumulated deficit	(218,385)	(196,844)
Total stockholders' equity	$411,128	$456,234
Total liabilities and stockholders' equity	$767,696	$815,728
See accompanying notes.

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Revenues:
Subscriptions	$108,482	$93,398	$211,978	$183,782
Software licenses	1,153	1,802	2,080	2,779
Service and maintenance	18,632	20,022	37,340	40,586
Other	520	802	994	1,242
Total revenues	128,787	116,024	252,392	228,389
Cost of revenues:
Subscriptions	46,030	37,195	88,723	72,413
Software licenses	60	126	141	216
Service and maintenance	9,242	10,386	18,494	21,302
Other	330	551	625	860
Total cost of revenues	55,662	48,258	107,983	94,791
Gross profit	73,125	67,766	144,409	133,598
Operating expenses:
Sales and marketing	34,655	29,237	68,469	54,980
Product development and engineering	21,752	19,183	43,217	37,682
General and administrative	21,617	16,658	39,366	30,284
Amortization of acquisition-related intangible assets	5,180	5,142	10,251	10,171
Total operating expenses	83,204	70,220	161,303	133,117
(Loss) income from operations	(10,079)	(2,454)	(16,894)	481
Other expense, net	(840)	(888)	(1,737)	(1,668)
Loss before income taxes	(10,919)	(3,342)	(18,631)	(1,187)
Income tax provision	(5,715)	(1,273)	(2,910)	(3,037)
Net loss	$(16,634)	$(4,615)	$(21,541)	$(4,224)
Basic and diluted net loss per share	$(0.39)	$(0.11)	$(0.50)	$(0.10)
Shares used in computing net loss per share:
Basic and diluted	42,759	42,751	43,016	42,604
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available for sale securities	—	(10)	1	(35)
Change in fair value on interest rate hedging instruments	907	466	1,323	912
Minimum pension liability adjustments	(70)	(331)	(212)	(564)
Foreign currency translation adjustments	1,054	13,643	(4,516)	22,749
Other comprehensive income (loss), net of tax:	1,891	13,768	(3,404)	23,062
Comprehensive (loss) income	$(14,743)	$9,153	$(24,945)	$18,838

See accompanying notes.

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
Three Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at September 30, 2021	49,586	$49	$833,563	$(21,376)	6,496	$(169,746)	$(201,751)	$440,739
Vesting of restricted stock awards	223	1	—	—	—	—	—	1
Repurchase of common stock to be held in treasury	—	—	—	—	646	(28,501)	—	(28,501)
Stock compensation plan expense	—	—	13,632	—	—	—	—	13,632
Minimum pension liability adjustments, net of tax	—	—	—	(70)	—	—	—	(70)
Net loss	—	—	—	—	—	—	(16,634)	(16,634)
Change in fair value on interest rate hedging instruments	—	—	—	907	—	—	—	907
Foreign currency translation adjustment	—	—	—	1,054	—	—	—	1,054
Balance at December 31, 2021	49,809	$50	$847,195	$(19,485)	7,142	$(198,247)	$(218,385)	$411,128

Three Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at September 30, 2020	48,560	$49	$783,457	$(39,381)	5,900	$(141,544)	$(180,165)	$422,416
Vesting of restricted stock awards	296	—	—	—	—	—	—	—
Repurchase of common stock to be held in treasury	—	—	—	—	238	(10,755)	—	(10,755)
Stock compensation plan expense	—	—	12,173	—	—	—	—	12,173
Minimum pension liability adjustments, net of tax	—	—	—	(331)	—	—	—	(331)
Net loss	—	—	—	—	—	—	(4,615)	(4,615)
Unrealized loss on available for sale securities, net of tax	—	—	—	(10)	—	—	—	(10)
Change in fair value on interest rate hedging instruments	—	—	—	466	—	—	—	466
Foreign currency translation adjustment	—	—	—	13,643	—	—	—	13,643
Balance at December 31, 2020	48,856	$49	$795,630	$(25,613)	6,138	$(152,299)	$(184,780)	$432,987

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
Six Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2021	49,294	$49	$819,392	$(16,081)	6,057	$(150,282)	$(196,844)	$456,234
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	278	—	(78)	2,035	—	2,313
Vesting of restricted stock awards	515	1	—	—	—	—	—	1
Repurchase of common stock to be held in treasury	—	—	—	—	1,163	(50,000)	—	(50,000)
Stock compensation plan expense	—	—	27,525	—	—	—	—	27,525
Minimum pension liability adjustments, net of tax	—	—	—	(212)	—	—	—	(212)
Net loss	—	—	—	—	—	—	(21,541)	(21,541)
Unrealized loss on available for sale securities, net of tax	—	—	—	1	—	—	—	1
Change in fair value on interest rate hedging instruments	—	—	—	1,323	—	—	—	1,323
Foreign currency translation adjustment	—	—	—	(4,516)	—	—	—	(4,516)
Balance at December 31, 2021	49,809	$50	$847,195	$(19,485)	7,142	$(198,247)	$(218,385)	$411,128

Six Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2020	48,147	$48	$764,906	$(48,675)	5,975	$(143,333)	$(180,612)	$392,334
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	379	—	(75)	1,789	—	2,168
Vesting of restricted stock awards	543	1	—	—	—	—	—	1
Issuance of common stock in connection with acquisition	166	—	8,183	—	—	—	—	8,183
Repurchase of common stock to be held in treasury	—	—	—	—	238	(10,755)	—	(10,755)
Stock compensation plan expense	—	—	22,162	—	—	—	—	22,162
Minimum pension liability adjustments, net of tax	—	—	—	(564)	—	—	—	(564)
Net loss	—	—	—	—	—	—	(4,224)	(4,224)
Cumulative effect of adoption of current expected credit loss of accounting standard	—	—	—	—	—	—	56	56
Unrealized loss on available for sale securities, net of tax	—	—	—	(35)	—	—	—	(35)
Change in fair value on interest rate hedging instruments	—	—	—	912	—	—	—	912
Foreign currency translation adjustment	—	—	—	22,749	—	—	—	22,749
Balance at December 31, 2020	48,856	$49	$795,630	$(25,613)	6,138	$(152,299)	$(184,780)	$432,987

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended December 31,
	2021	2020

Operating activities:
Net loss	$(21,541)	$(4,224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	10,251	10,171
Stock-based compensation plan expense	27,569	22,146
Depreciation and other amortization	19,075	16,032
Gain on sale of cost-method investment	(80)	—
Deferred income tax benefit	(643)	(125)
Change in provision for allowances on accounts receivable	(273)	165
Amortization of debt issuance costs	228	206
Amortization of premium on investments	48	25
Fair value adjustment on other investments	(52)	—
Gain on other investments	—	(174)
Loss on disposal of equipment	4	23
Gain on foreign exchange	(449)	(34)
Changes in operating assets and liabilities:
Accounts receivable	(364)	(139)
Prepaid expenses and other current assets	(1,569)	(2,935)
Operating lease right-of-use asset, net	(1,324)	2,438
Other assets	213	(2,950)
Accounts payable	39	(1,041)
Accrued expenses	7,337	(1,707)
Operating lease liabilities	2,022	(1,383)
Customer account liabilities	2,333	2,599
Deferred revenue	(14,065)	(14,842)
Other liabilities	(329)	(74)
Net cash provided by operating activities	28,430	24,177
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(15,115)	(9,892)
Investment distributions received	161	—
Purchases of other investments	(35)	(7,150)
Issuance of note receivable	—	(2,600)
Purchases of available-for-sale securities	(900)	(8,203)
Proceeds from sales of available-for-sale securities	8,100	8,100
Capital expenditures, including capitalization of software costs	(20,052)	(14,980)
Net cash used in investing activities	(27,841)	(34,725)
Financing activities:
Repurchase of common stock	(50,000)	(10,755)
Repayment of amounts borrowed under revolving credit facility	—	(50,000)
Proceeds from exercise of stock options and employee stock purchase plan	2,313	2,169
Net cash used in financing activities	(47,687)	(58,586)
Effect of exchange rate changes on cash	(951)	7,774
Decrease in cash, cash equivalents and restricted cash	(48,049)	(61,360)
Cash, cash equivalents and restricted cash at beginning of period	143,768	201,136
Cash, cash equivalents and restricted cash at end of period	$95,719	$139,776

Cash and cash equivalents at end of period	$83,726	$130,096
Cash held for customers at end of period	11,993	9,680
Cash, cash equivalents and restricted cash at end of period	$95,719	$139,776
Supplemental disclosures of non-cash investing activities:
Issuance of common stock in connection with acquisition	$—	$8,183
See accompanying notes.

Bottomline Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2021
Note 1—Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies, Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2022. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2021.
Note 2—Pending Merger
On December 16, 2021, we entered into an Agreement and Plan of Merger (as it may be amended from time to time, the Merger Agreement), with Bottomline Intermediate Holdings III, LLC (formerly known as Project RB Parent, LLC), a Delaware limited liability company (Parent), and Project RB Merger Sub, Inc., a Delaware corporation (Merger Sub). Parent and Merger Sub are affiliates of Thoma Bravo Fund XV, L.P. (the Thoma Bravo Fund), a private equity fund managed by Thoma Bravo, L.P. (Thoma Bravo). Capitalized terms not otherwise defined have the meaning set forth in the Merger Agreement.
Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into Bottomline (the Merger), and we will become a wholly owned subsidiary of Parent. At the Effective Time of the Merger, each outstanding share of our common stock (other than shares owned by (1) Parent or Merger Sub; (2) any subsidiary of ours; and (3) stockholders who are entitled to and who properly exercise appraisal rights under the General Corporation Law of the State of Delaware) will be converted into the right to receive $57.00 per share, less any applicable withholding taxes without interest (the Per Share Merger Consideration). All shares converted into the right to receive the Per Share Merger Consideration will no longer be outstanding and will automatically be cancelled at the Effective Time of the Merger and the holders of such shares will cease to have any rights thereto, except for the right to receive the Per Share Merger Consideration.
In connection with the Merger, on December 16, 2021, Parent entered into an equity commitment letter with the Thoma Bravo Fund (the Equity Commitment Letter), pursuant to which the Thoma Bravo Fund has committed to purchase, or cause the purchase of, an amount of equity securities of Parent at or immediately prior to the Effective Time of the Merger equal to the estimated amount of aggregate consideration that will be due and payable at closing. The Equity Commitment Letter provides, among other things, that we are an express third party beneficiary thereof in connection with our exercise of the rights related to specific performance under the Merger Agreement. The Equity Commitment Letter may not be amended, revoked, modified or terminated, and no provision thereunder may be waived, except by an instrument in writing signed by Parent, us and the Thoma Bravo Fund.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, no Company Material Adverse Effect having occurred since the signing of the Merger Agreement, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), approval of the change in control over Bottomline Payment Services Limited by the Financial Conduct Authority in the United Kingdom (the FCA), and approval by Bottomline’s stockholders. The transaction is not subject to a financing condition. We and Parent made the necessary filings with the Federal Trade Commission and the Antitrust Division of the Department of Justice on December 30, 2021, and Parent submitted a change in control application with the FCA on January 20, 2022. The required waiting period under the HSR Act with respect to the Merger expired at 11:59 p.m., Eastern Time on January 31, 2022.
We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants regarding the operation of our business prior to the Effective Time of the Merger. We are also subject to customary restrictions on the ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions to allow our Board of Directors to exercise its fiduciary duties.
The Merger Agreement contains certain termination rights for us and Parent. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Parent a termination fee of $78 million. Such circumstances include where the Merger Agreement is terminated in connection with our acceptance of a Superior Proposal or due to our Board of Directors changing or withdrawing its recommendation of the Merger. This termination fee will also be payable if the Merger Agreement is terminated because our stockholders did not vote to adopt the Merger Agreement, the Merger is not consummated before December 16, 2022, or we breach our representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, and prior to any such termination, a proposal to acquire at least 50% of our stock or assets is publicly known or announced and we enter into an agreement for a transaction contemplated by such proposal within one year of termination and such transaction is subsequently consummated. In addition, we will be required to reimburse Parent for up to $5 million of its expenses associated with the transaction if the Merger Agreement is terminated because our stockholders did not vote to adopt the Merger Agreement, the Merger is not consummated before December 16, 2022, or we breach our representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, in each case where the termination fee is not then payable but could potentially become payable in the future under certain circumstances.
Note 3—Recent Accounting Pronouncements
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
Accounting Pronouncements Adopted
Business Combinations - Acquired Contract Assets and Contract Liabilities: In October 2021 the FASB issued an accounting standard update requiring contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. Per the update, at the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606, as if it had originated the contracts. The update is effective for us on July 1, 2023, with early adoption permitted. We adopted this standard during the quarter ended December 31, 2021 and it did not have a material impact on our financial statements.
Note 4—Revenue Recognition
Remaining Performance Obligations
    The transaction price we allocate to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of December 31, 2021 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of SaaS / stand-ready performance obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations. During the three and six months ended December 31, 2021 and 2020, the amount of revenue recognized from performance obligations satisfied in prior periods was not significant.
The transaction price allocated to unsatisfied performance obligations was $424 million as of December 31, 2021 of which we expect to recognize approximately $165.1 million over the next twelve months and the remainder thereafter. The timing of the amounts we estimate recognizing in revenue is based primarily on the estimated go-live dates of our SaaS arrangements, or the date the customer has been provided access to the solution. These estimated dates can change for a variety of reasons and the timing of our recognition of revenue is affected by these changes. Once the implementation services for our SaaS solutions have concluded, we generally anticipate that the amount of revenue that will be recognized after the next twelve months will be recognized in a relatively consistent amount over the following two to five year periods. We exclude from our measure of remaining performance obligations amounts related to future transactional or usage-based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services.
Contract Assets and Liabilities
    The table below presents our contract assets and deferred revenue balances as of December 31, 2021 and June 30, 2021.

	December 31,	June 30,
	2021	2021	$ Change
	(in thousands)
Contract assets	6,410	6,627	(217)
Deferred revenue	86,601	101,238	(14,637)
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
Deferred revenue consists of billings or customer payments in excess of amounts recognized as revenue. The decrease in deferred revenue at December 31, 2021 as compared to June 30, 2021 reflects our recognition of revenue from maintenance contracts, a significant portion of which are billed on a calendar year basis.

    For the three and six months ended December 31, 2021, we recognized $31 million and $77.6 million, respectively, in revenue from amounts that were included in deferred revenue as of June 30, 2021. For the three and six months ended December 31, 2020, we recognized $28.4 million and $68.6 million, respectively, in revenue from amounts that were included in deferred revenue as of June 30, 2020.
Note 5—Fair Value
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
    At December 31, 2021 and June 30, 2021, our assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2021				June 30, 2021
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$7,597	$—	$—	$7,597	$340	$—	$—	$340
Available for sale securities - Debt
Government - U.S. treasury securities	—	2,903	—	2,903	—	10,150	—	10,150
Total available for sale securities	$—	$2,903	$—	$2,903	$—	$10,150	$—	$10,150
Other investments (long-term)	—	939	1,245	2,184	—	966	1,014	1,980
Total assets	$7,597	$3,842	$1,245	$12,684	$340	$11,116	$1,014	$12,470
Liabilities
Interest rate swap (short-term)	$—	$1,255	$—	$1,255	$—	$1,564	$—	$1,564
Interest rate swap (long-term)	$—	$536	$—	$536	$—	$1,550	$—	$1,550
Total liabilities	$—	$1,791	$—	$1,791	$—	$3,114	$—	$3,114
Fair Value of Financial Instruments
    We have certain financial instruments which consist of cash and cash equivalents, cash held for customers, marketable securities, accounts receivable, contract assets, equity securities, accounts payable, customer account liabilities, certain derivative instruments, assets related to deposits made to fund future requirements associated with Israeli severance arrangements and debt drawn on our Credit Facility (as defined in Note 12). Fair value information for each of these instruments is as follows:
•    Cash and cash equivalents, cash held for customers, accounts receivable, contract assets, accounts payable and customer account liabilities fair values approximate their carrying values, due to the expected duration of these instruments.
•    Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at December 31, 2021 and June 30, 2021, approximated fair value.

•    Marketable debt securities classified as available for sale are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable debt securities classified as available for sale. We assess securities with an amortized cost basis in excess of estimated fair value for credit loss. As of December 31, 2021 and June 30, 2021, the unrealized losses associated with available for sale securities were not material. No credit loss has been recorded as we do not intend to sell the investments prior to recovering their amortized costs basis.
•    The fair value of our interest rate swaps are based on the present value of projected cash flows that will occur over the life of the instruments, after considering certain contractual terms and counterparty credit risk.
•     We hold certain other investments accounted for at fair value. The estimated fair value of these investments, which are in a private equity fund, are Level 3 measurements as they rely on significant unobservable inputs and depending on the specific nature of the investment, consider such factors as pricing models that consider a comparative analysis of acquisitions and pricing multiples from market participants as well as discounted cash flow analyses. We also have investments for which there is no readily determinable fair value. The carrying value of these investments was $12.0 million at December 31, 2021 and June 30, 2021, respectively, and are reported as a component of other assets. Investments for which we cannot readily determine fair value are recorded at cost, less impairment (if any), plus or minus adjustments for observable price changes.
•     We have borrowings of $130 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at December 31, 2021 as the instrument carries a variable rate of interest which reflects current market rates.
Marketable Securities
    The table below presents information regarding our marketable securities by major security type as of December 31, 2021 and June 30, 2021.

	December 31, 2021			June 30, 2021
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Government and other debt securities	$64	$2,903	$2,967	$66	$10,150	$10,216
Total marketable securities	$64	$2,903	$2,967	$66	$10,150	$10,216
    The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

December 31, 2021
(in thousands)
Due within 1 year	$2,903
Due in 1 year through 5 years	—
Total	$2,903
    All of our available for sale marketable securities are classified as current assets.
    The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of December 31, 2021 and June 30, 2021, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At December 31, 2021		At June 30, 2021
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government - U.S. treasury securities	$2,903	$(1)	$5,930	$(1)
Total	$2,903	$(1)	$5,930	$(1)

Note 6—Business and Asset Acquisitions
Current Year Acquisitions
Bora Payment Systems, LLC
In October 2021 we acquired substantially all of the assets and assumed certain liabilities of Bora Payment Systems, LLC (Bora), a provider of electronic payment solutions for businesses, for a purchase price of $15 million in cash.
We are still obtaining fair value estimates for the intangible assets acquired. In the preliminary allocation of the purchase price at December 31, 2021, we recorded $8.1 million of goodwill. The goodwill is deductible for tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $6.9 million, consisting of customer and technology related assets, are being amortized on a weighted average estimated useful life of 11 years.
Through the Bora acquisition we acquired technology that will be used predominantly in our Paymode-X solution to facilitate straight through processing of payments made via virtual card. This provides a significant benefit to suppliers who process a high volume of business to business virtual card transactions. The operating results of Bora will be included as a component of our Payments Platform segment from the acquisition date forward. Bora's operating results did not have a material impact on our revenue or net loss. Acquisition related costs were recorded as a component of general and administrative expenses and were not material.
Prior Year Acquisitions
TreasuryXpress
In January 2021 we acquired French-headquartered TreasuryXpress Holding SAS (TX) for a total purchase price of $31.9 million in cash. Additionally, we issued 66,403 shares of our common stock to certain selling stockholders of TX with vesting conditions tied to continued employment with us. These shares are compensatory and we will record share-based payment expense over their vesting period of five years.
We recorded $20.4 million of goodwill and $17.3 million of identifiable intangible assets in connection with the acquisition. The goodwill is not deductible for tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets, consisting of acquired technology, customer related assets and a trade name, are being amortized over a weighted average estimated useful life of 10 years.
Our acquisition of TX, a leading provider of cloud-based treasury management solutions for corporations and banks around the world, extended our geographic presence in France, the United States and the Middle-East. The operating results of TX are an immaterial component of our Payment Platforms operating segment. TX operating results did not have a material impact on our revenue or net loss, and acquisition related costs of approximately $1.7 million were recorded as a component of general and administrative expenses.
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
We recorded $10.7 million of goodwill, $6.3 million of identifiable intangible assets and a $2.8 million post retirement liability in connection with the acquisition. The goodwill is not deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets, consisting of customer and technology related assets, are being amortized over a weighted average estimated useful life of 13 years.
Our acquisition of AnaSys, a provider of financial messaging solutions, extended our geographic presence in Switzerland and Germany and expanded our customer base. The operating results of AnaSys are a component of our Banking Solutions segment. AnaSys operating results did not have a material impact on our revenue or net loss, and acquisition related costs of approximately $0.3 million were recorded as a component of general and administrative expenses.
FMR Systems, Inc.
In July 2020, we acquired customer assets and intellectual property from FMR Systems, Inc (FMR), a small corporate and commercial onboarding software provider, for an up-front cash payment of $2.0 million and deferred cash payments of $0.3 million.
We recorded $1.0 million of goodwill in connection with the acquisition. The goodwill is deductible for income tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $1.7 million, consisting primarily of technology related assets, are being amortized over a weighted average estimated useful life of 9 years. FMR's operating results are included in our Banking Solutions segment from the acquisition date forward and all goodwill was allocated to this segment. FMR's operating results did not have a material impact on our revenue or net loss, and acquisition related costs were not material.
Note 7—Net Loss Per Share
    The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net loss	$(16,634)	$(4,615)	$(21,541)	$(4,224)
Denominator:
Shares used in computing basic and diluted loss per share attributable to common stockholders	42,759	42,751	43,016	42,604
Basic and diluted net loss per share attributable to common stockholders	$(0.39)	$(0.11)	$(0.50)	$(0.10)
For the three and six months ended December 31, 2021, approximately 2.5 million and 2.6 million shares, respectively, of unvested restricted stock and shares underlying stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive. For the three and six months ended December 31, 2020, approximately 2.4 million and 2.5 million shares, respectively, of unvested restricted stock and shares underlying stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.
Note 8—Operations by Segments and Geographic Areas
Segment Information
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
    Similar operating segments have been aggregated into the following five reportable segments:
Payment Platforms. Our Payment Platforms segment includes our Paymode-X and PTX solutions, our largest and fastest growing payment platforms. These solutions are SaaS technology offerings through which businesses can streamline the invoice-to-pay process, automate workflows, accelerate approvals and enhance efficiency and security. Each solution supports a variety of payment options including virtual card, ACH, check, wire and others. These solutions are highly scalable, easy to implement, secure and cost effective. Revenue within this segment is generally recognized on a subscription or transaction basis.
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
    We do not track or assign our assets by operating segment.
    Segment information for the three and six months ended December 31, 2021 and 2020 according to the segment descriptions above, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Segment revenue:
Payment Platforms	$35,972	$27,542	$69,779	$52,909
Banking Solutions	49,959	44,249	97,640	89,478
Legal Spend Management	22,456	21,849	44,519	42,399
Traditional Solutions	15,684	17,178	31,876	34,574
Other	4,716	5,206	8,578	9,029
Total segment revenue	$128,787	$116,024	$252,392	$228,389
Segment measure of profit (loss):
Payment Platforms	$5,822	$6,015	$11,646	$11,770
Banking Solutions	3,697	3,891	7,450	11,103
Legal Spend Management	4,468	5,656	9,676	10,242
Traditional Solutions	3,571	4,087	6,685	8,187
Other	(3,548)	(1,945)	(7,524)	(5,052)
Total measure of segment profit	$14,010	$17,704	$27,933	$36,250

    A reconciliation of the total measure of segment profit to our GAAP loss before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Total measure of segment profit	$14,010	$17,704	$27,933	$36,250
Less:
Amortization of acquisition-related intangible assets	(5,180)	(5,142)	(10,251)	(10,171)
Stock-based compensation plan expense	(13,657)	(12,173)	(27,569)	(22,146)
Acquisition and integration-related expenses	(142)	(1,095)	(343)	(1,340)
Restructuring expense	28	(921)	(358)	(991)
Excess depreciation, including associated with restructuring events	(357)	(528)	(357)	(528)
Other non-core expense	(281)	(48)	(391)	(96)
Shareholder engagement fees	(832)	—	(1,779)	—
Asset write-off	(71)	—	(71)	—
Costs associated with pending Merger	(3,507)	—	(3,507)	—
Other expense, net of pension adjustments	(930)	(1,139)	(1,938)	(2,165)
Loss before income taxes	$(10,919)	$(3,342)	$(18,631)	$(1,187)
    The following depreciation and other amortization expense amounts are included in the measure of segment profit:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Depreciation and other amortization expense:
Payment Platforms	$2,727	$2,456	$5,558	$4,843
Banking Solutions	4,040	3,294	7,975	6,458
Legal Spend Management	1,709	1,497	3,390	3,099
Traditional Solutions	692	270	1,054	540
Other	355	288	741	564
Total depreciation and other amortization expense	$9,523	$7,805	$18,718	$15,504

Disaggregation of Revenue
    The tables below present our subscriptions revenue and total revenue disaggregated by major product classification for the three and six months ended December 31, 2021 and 2020.

	Three Months Ended December 31, 2021				Six Months Ended December 31, 2021
	Subscription	Software	Professional Services, Maintenance and Other	Total	Subscription	Software	Professional Services, Maintenance and Other	Total
	(in thousands)
Payment Platforms	$35,721	$—	$251	$35,972	$69,225	$—	$554	$69,779
Banking Solutions	43,094	28	6,837	49,959	84,029	105	13,506	97,640
Legal Spend Management	22,449	—	7	22,456	44,509	—	10	44,519
Traditional Solutions	6,076	437	9,171	15,684	12,102	876	18,898	31,876
Other	1,142	688	2,886	4,716	2,113	1,099	5,366	8,578
Total revenues	$108,482	$1,153	$19,152	$128,787	$211,978	$2,080	$38,334	$252,392

	Three Months Ended December 31, 2020				Six Months Ended December 31, 2020
	Subscription	Software	Professional Services, Maintenance and Other	Total	Subscription	Software	Professional Services, Maintenance and Other	Total
	(in thousands)
Payment Platforms	$27,432	$—	$110	$27,542	$52,712	$—	$197	$52,909
Banking Solutions	37,298	11	6,940	44,249	75,251	115	14,112	89,478
Legal Spend Management	21,846	—	3	21,849	42,396	—	3	42,399
Traditional Solutions	5,615	638	10,925	17,178	11,296	1,386	21,892	34,574
Other	1,207	1,153	2,846	5,206	2,127	1,278	5,624	9,029
Total revenues	$93,398	$1,802	$20,824	$116,024	$183,782	$2,779	$41,828	$228,389
For the three and six months ended December 31, 2021, we derived 84% of our revenue from subscription-based arrangements. The majority of our non-subscription revenue is derived from software support and maintenance fees and from professional services, with the largest concentration of this revenue being derived from our legacy business payments and documents products in our Traditional Solutions segment.
    Geographic Information
    We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Revenues from unaffiliated customers:
United States	$79,045	$70,244	$154,039	$139,225
United Kingdom	30,370	28,335	61,000	56,029
Switzerland	12,967	12,009	25,362	22,876
Other	6,405	5,436	11,991	10,259
Total revenues from unaffiliated customers	$128,787	$116,024	$252,392	$228,389
    Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At December 31,	At June 30,
	2021	2021
	(in thousands)
Long-lived assets:
United States	$78,762	$82,816
United Kingdom	42,893	44,455
Other	21,513	17,453
Total long-lived assets	$143,168	$144,724

Note 9—Income Taxes
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

Provision for Income Taxes
    We recorded an income tax provision of $5.7 million and $1.3 million for the three months ended December 31, 2021 and 2020, respectively. In the three months ended December 31, 2021 and 2020, the income tax provision was primarily attributable to our U.S., United Kingdom (UK) and Switzerland operations.
We recorded an income tax provision of $2.9 million and $3.0 million for the six months ended December 31, 2021 and 2020, respectively. In the six months ended December 31, 2021, the income tax provision was primarily attributable to our U.S., UK and Switzerland operations. In the six months ended December 31, 2020, the income tax provision was driven by a tax benefit recorded against operating losses in the U.S. offset by tax expense recorded against operating income generated in our UK and Switzerland operations. In addition, in the six months ended December 31, 2020, we recorded discrete tax expense of $0.7 million as a result of tax legislation enacted in the UK that increased the statutory UK tax rate from 17 percent to 19 percent, which required us to re-value our net UK deferred tax liability balance to reflect this higher rate.
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
    At December 31, 2021, we had a total valuation allowance of $45.3 million against our deferred tax assets given the uncertainty of recoverability of these amounts.
Note 10—Goodwill and Other Intangible Assets
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
    At December 31, 2021, the carrying value of goodwill for all of our reporting units was $252.1 million.
    The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$234,200	$(180,890)	$53,310	6.8
Core technology	161,419	(110,757)	50,662	7.2
Other intangible assets	23,381	(21,307)	2,074	4.2
Capitalized software development costs	30,343	(21,452)	8,891	2.8
Software (1)	115,910	(66,302)	49,608	3.6
Total	$565,253	$(400,708)	$164,545
Unamortized intangible assets:
Goodwill			252,061
Total intangible assets			$416,606

	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$235,366	$(175,841)	$59,525	7.2
Core technology	154,254	(107,008)	47,246	7.5
Other intangible assets	23,504	(20,984)	2,520	4.8
Capitalized software development costs	29,217	(18,843)	10,374	2.6
Software (1)	101,898	(58,872)	43,026	4.0
Total	$544,239	$(381,548)	$162,691
Unamortized intangible assets:
Goodwill			246,698
Total intangible assets			$409,389
——————
(1)Software includes purchased software and software developed for internal use.
    Estimated amortization expense for the remainder of fiscal year 2022 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of December 31, 2021, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2022	$10,562	$2,664	$9,068
2023	19,551	2,484	12,667
2024	17,690	1,728	10,248
2025	15,205	1,056	6,889
2026	14,249	472	3,523
2027 and thereafter	28,789	49	587
    Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.
    The following table represents a roll forward of our goodwill balances, by reportable segment:

	Payment Platforms	Banking Solutions	Legal Spend Management	Traditional Solutions	Other (1)	Total
	(in thousands)
Balance at June 30, 2021	$151,765	$40,534	$—	$46,205	$8,194	$246,698
Goodwill reclassified as a result of segment reorganization	(88,767)	61,310	27,457			—
Measurement period adjustment	(859)	—	—	—	—	(859)
Goodwill acquired during the period	8,078	—	—	—	—	8,078
Impact of foreign currency translation	(540)	—	—	(1,316)	—	(1,856)
Balance as of December 31, 2021	$69,677	$101,844	$27,457	$44,889	$8,194	$252,061
——————
(1)Other goodwill balance is net of $7.5 million accumulated impairment losses, previously recorded.

Note 11—Commitments and Contingencies
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
As the implicit interest rate in our leases is generally not known, we use our incremental borrowing rate as the discount rate for purposes of determining the present value of our lease liabilities. Our determination of the incremental borrowing rate takes into consideration the expected term of the lease, the effect of the currency in which the lease is denominated and the rate of interest we would expect to incur on a collateralized debt instrument. At December 31, 2021, our weighted average discount rate utilized for our leases was 6.1%
When our contracts contain lease and non-lease elements, we account for both as a single lease component.
We lease office space in cities worldwide under facility leases that expire at various dates. We are typically required to pay certain incremental operating costs above the base rent for our facility leases. Our leases may include periodic payment adjustments based on changes in applicable price indexes. To the extent the adjustment is considered a fixed payment it is included in the measurement of the ROU asset and lease liability, otherwise it is recognized in the period incurred. We also have a variety of data center locations and, to a lesser extent, vehicle and equipment leases. Our facility leases represent the substantial majority of our operating leases and often include renewal options that we can exercise unilaterally. At December 31, 2021, renewal options ranged from 3 months to 10 years.
At December 31, 2021, our operating leases had a weighted average remaining lease term of 8.1 years and we had no material finance leases.
Additional information of our lease activity, as of and for the three and six months ended December 31, 2021 is as follows:

	Three Months Ended December 31,	Six Months Ended December 31,
Operating leases:	2021	2021
	(in thousands)
Operating lease cost	$1,820	$3,664
Short-term lease cost	100	198
Variable lease cost	340	845
Sublease income	(34)	(97)
Total lease cost	$2,226	$4,610

December 31, 2021
(in thousands)
Right-of-use assets, net	$28,868

Operating lease liabilities, current (1)	6,663
Operating lease liabilities, non-current	27,986
Total operating lease liabilities	$34,649
——————
(1)    Included as a component of accrued expenses and other current liabilities.

Six Months Ended December 31,
2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,934
Right-of-use assets obtained in exchange for lease obligations	$4,810
The increase in our ROU assets and lease liabilities during the six months ended December 31, 2021 is primarily due to a new facility lease in India.
Remaining maturities of lease liabilities at December 31, 2021 were as follows:

For the year ending June 30,	Operating Leases
(in thousands)
2022	$4,566
2023	7,589
2024	4,901
2025	4,286
2026	4,321
Thereafter	19,361
Total lease payments	45,024
Less imputed interest	(10,375)
Total lease liabilities	$34,649

As of December 31, 2021, we had additional operating leases that had not yet commenced of $2.6 million. These operating leases will commence in fiscal year 2022 and have a lease term between 3 to 13 years.

Legal Matters
    On January 19, 2022, a purported stockholder of Bottomline filed a lawsuit in the United States District Court for the Southern District of New York against us and our directors, captioned Shiva Stein v. Bottomline Technologies, Inc., et al., Case No. 1:22-cv-00481 (the Stein Complaint). On January 21, 2022, a purported stockholder of Bottomline filed a lawsuit in the United States District Court for the Southern District of New York against us and our directors, captioned Jeffrey D. Justice, II v. Bottomline Technologies, Inc., et al., Case No. 1:22-cv-00586 (the Justice Complaint). On January 26, 2022, a purported stockholder of Bottomline filed a lawsuit in the United States District Court for the Southern District of New York against us and our directors, captioned Chau Le v. Bottomline Technologies, Inc., et al., Case No. 1:22-cv-00670 (the Le Complaint).
All of the complaints allege that the preliminary proxy statement issued in connection with the Merger omits material information or contains misleading disclosures and that, as a result, (i) all of the defendants violated Section 14(a) of the Securities Exchange Act of 1934 (the Exchange Act) and (ii) all of our directors violated section 20(a) of the Exchange Act. The Le Complaint also alleges that our directors breached their fiduciary duties of care, loyalty and good faith by, among other things, causing us to enter into the transactions contemplated by the Merger Agreement as a result of an inadequate sale process, agreeing to preclusive deal mechanisms and filing a materially misleading and incomplete preliminary proxy statement. The Le Complaint also alleges that we aided and abetted these purported breaches of fiduciary duties.
All of the complaints seek, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement; (ii) rescission or rescissory damages in the event the transactions contemplated by the Merger Agreement have been implemented; (iii) dissemination of a proxy statement that does not omit material information or contain any misleading disclosures; (iv) a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act (except the Stein Complaint and the Le Complaint) or that our directors violated their fiduciary duties (except the Stein Complaint and the Justice Complaint); (v) to direct the defendants to account to plaintiff for all damages suffered (except the Justice Complaint); and (vi) an award of plaintiff’s expenses, including attorneys’ and experts’ fees.
In addition, a purported stockholder of Bottomline has made a demand pursuant to Section 220 of the DGCL to inspect certain books and records of ours relating to the transactions contemplated by the Merger Agreement.
We believe the claims asserted in each of the complaints are without merit. However, given the inherently unpredictable nature of litigation, we are unable to predict the possible range of outcomes of these complaints.
Additional lawsuits may be filed against us, our Board of Directors, Parent and/or Merger Sub in connection with the transactions contemplated by the Merger Agreement.
We are, from time to time, a party to other legal proceedings and claims that arise out of the ordinary course of our business.

We are not currently a party to any legal proceedings we believe would have a material impact on our financial position or operating results.
Note 12—Indebtedness
Credit Agreement
We are party to a credit agreement with Bank of America, N.A. and certain other lenders (the Credit Agreement) that provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) and that expires in July 2023. We have the right to request an increase of the aggregate commitments under the Credit Facility by up to an additional $150 million, subject to specified conditions. At December 31, 2021, we owed $130.0 million under the Credit Facility.
Borrowings under the Credit Facility may be used for lawful corporate purposes of Bottomline and its subsidiaries, including acquisitions, share repurchases, capital expenditures, the repayment or refinancing of indebtedness and general corporate purposes. The Credit Facility is available for the issuance of up to $20 million of letters of credit and up to $20 million of swing line loans.
The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.50 to 1.00; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default and related cure provisions. As of December 31, 2021, we were in compliance with all covenants.
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
Note 13—Derivative Instruments
Cash Flow Hedges
Interest Rate Swap Agreements
We utilize interest rate swap agreements to hedge our exposure to interest rate risk. At December 31, 2021, we had one outstanding interest rate swap agreement with a notional value of $80 million. The notional value of our interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the Credit Facility.
The $80 million notional value agreement was effective as of December 1, 2021 and expires on July 16, 2023. During this period, the notional amount will have a fixed interest rate of 2.125% and Bank of America, N.A., as counterparty to the agreement, will pay us interest at a floating rate based on the 1 month USD-LIBOR-BBA swap rate on the notional amount. Interest payments will be made monthly on a net settlement basis.
We had a $100 million notional value agreement which expired on December 1, 2021. From December 1, 2017 through December 1, 2021, the notional amount had a fixed interest rate of 1.9275% and Citizens Bank, National Association, as counterparty to the agreement, paid us interest at a floating rate based on the 1 month USD-LIBOR-BBA swap rate on the notional amount. Interest payments were made quarterly on a net settlement basis.
We designated the interest rate swaps as hedging instruments and they qualified for hedge accounting upon inception and at December 31, 2021. To continue to qualify for hedge accounting, the instruments must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.
The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at December 31, 2021 and June 30, 2021 were as follows:

Description	Balance Sheet Location	December 31, 2021	June 30, 2021
Derivative interest rate swaps		(in thousands)
Short-term derivative liability	Accrued expenses and other current liabilities	$1,255	$1,564
Long-term derivative liability	Other liabilities	$536	$1,550

The following table presents the effect of the derivative interest rate swaps in our consolidated statement of comprehensive loss for the six months ended December 31, 2021 and 2020.

	Gain (Loss) in AOCI June 30, 2021	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI December 31, 2021
	(in thousands)
Derivative interest rate swap	$(3,114)	$403	$920	$(1,791)

	Gain (Loss) in AOCI June 30, 2020	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI December 31, 2020
	(in thousands)
Derivative interest rate swap	$(5,079)	$7	$905	$(4,167)
——————
(1)    Recorded as interest income (expense) within other expense, net in our unaudited consolidated statements of comprehensive income (loss).
During the three and six months ended December 31, 2021, we concluded that no portion of the hedges was ineffective.
We expect to reclassify approximately $1.3 million of this unrealized loss from AOCI to earnings over the next twelve months.
Note 14—Postretirement and Other Employee Benefits
Defined Benefit Pension Plan
We sponsor defined benefit pension plans for our Swiss-based employees (the Swiss pension plans) that are governed by local regulatory requirements. The Swiss pension plans include certain minimum benefit guarantees that, under U.S. GAAP, require defined benefit plan accounting.
Net periodic pension costs for the Swiss pension plans included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Components of net periodic cost
Service cost	$704	$793	$1,411	$1,558
Interest cost	49	38	98	75
Prior service credit	(118)	(84)	(237)	(167)
Net actuarial loss	—	62	—	123
Expected return on plan assets	(359)	(301)	(718)	(586)
Net periodic cost	$276	$508	$554	$1,003
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
Pending Merger
On December 16, 2021, we entered into a Merger Agreement (See Note 2 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) to be acquired by the private equity investment firm Thoma Bravo for $57.00 in cash per outstanding common share. Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments and approval by our stockholders.
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
Financial Highlights
For the six months ended December 31, 2021, our revenue increased to $252.4 million from $228.4 million in the same period of the prior fiscal year. Our revenue for the six months ended December 31, 2021 was favorably impacted by $2.4 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling, which appreciated against the U.S. Dollar as compared to the same period of the prior fiscal year. The overall revenue increase was attributable to revenue increases in our Payment Platforms, Banking Solutions and Legal Spend Management segments of $16.9 million, $8.2 million, and $2.1 million, respectively, partially offset by a $2.7 million revenue decrease in our Traditional Solutions segment. The increase in revenue in our Payment Platforms and Legal Spend Management segments was driven by increased subscription revenue driven by increased transactional volumes and the impact of new customers using these solutions. The increased revenue in our Banking Solutions segment was primarily due to new customer engagements and platform go-lives, as customers continue to transition to our hosted solutions. The decrease in revenue in our Traditional Solutions segment was due to decreased professional services, maintenance revenue and software revenue, as customers transitioned to our hosted and subscription based solutions.
We incurred a net loss of $21.5 million in the six months ended December 31, 2021 compared to net loss of $4.2 million in the same period of the prior fiscal year. Our net loss for the six months ended December 31, 2021 was driven by an increase in costs of subscription revenue of $16.3 million attributable to our Payment Platform, Banking Solutions and Legal Spend Management segments and operating expenses of $28.2 million. The increase in operating expenses was driven by an increase in sales and marketing costs of $13.5 million and product development and engineering costs of $5.5 million, as we continued to invest in our sales channel and new product innovation. General and administrative costs increased by $9.0 million, of which $5.3 million was related to our pending Merger and shareholder engagement initiatives. The increase in costs were partially offset by the $24.0 million revenue increase discussed above and a $2.8 million reduction in cost of professional services and maintenance revenues.
In the six months ended December 31, 2021, we derived approximately 39% of our revenue from customers located outside of North America, principally in the United Kingdom (UK), continental Europe and the Asia-Pacific region.
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
COVID-19
The United States and the global communities in which we operate continue to face challenges posed by the COVID-19 pandemic. Recently, restrictions have been re-implemented by government bodies and private businesses as disease variants became more prevalent, most recently the omicron variant. There remains significant uncertainty over the duration of the pandemic itself, particularly as the virus continues to evolve. Since March 2020 we have continued to suspend virtually all travel for employees, our offices generally remain closed and our employees have continued to work remotely in most geographies.
While we continue to operate effectively during this challenging period, the full impact of the COVID-19 pandemic on our business and the global economy remains uncertain. The ultimate consequences will depend on many factors outside of our control, including the availability and effectiveness of vaccines and therapeutics and the ultimate duration and severity of the pandemic itself; including the impact of the COVID variants that have emerged or that may emerge in the future.
Certain of our transactional revenue streams, specifically those arising through Paymode-X and Legal Spend Management, were the most significantly impacted during the prior fiscal year. We have continued to observe that transaction volumes for Paymode-X have continued to return to more normalized levels. Legal Spend Management transaction volumes remained constrained during the prior fiscal year but we saw some modest improvement during the fourth quarter of the past fiscal year and we recorded a revenue increase in Legal Spend Management for the three and six month periods ended December 31, 2021 as compared to December 31, 2020. We are encouraged by these trends and are hopeful that it supports a conclusion that a sustained recovery of volumes is underway.
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
The critical accounting policies and estimates we identified in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2021 related to revenue recognition, the valuation of goodwill and intangible assets, the valuation of acquired deferred revenue, capitalized software costs and income taxes. There have been no changes to the critical accounting policies and estimates from those we disclosed in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC on August 30, 2021.
It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies and estimates disclosed in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC on August 30, 2021.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, please refer to Note 3 Recent Accounting Pronouncements to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three and Six Months Ended December 31, 2021 Compared to the Three and Six Months Ended December 31, 2020
Segment Information
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

The following tables represent our segment revenues and our measure of segment profit (loss):

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(in thousands)
Segment revenue:
Payment Platforms	$35,972	$27,542	$8,430	30.6%	$69,779	$52,909	$16,870	31.9%
Banking Solutions	49,959	44,249	5,710	12.9%	97,640	89,478	8,162	9.1%
Legal Spend Management	22,456	21,849	607	2.8%	44,519	42,399	2,120	5.0%
Traditional Solutions	15,684	17,178	(1,494)	(8.7)%	31,876	34,574	(2,698)	(7.8)%
Other	4,716	5,206	(490)	(9.4)%	8,578	9,029	(451)	(5.0)%
Total segment revenue	$128,787	$116,024	$12,763	11.0%	$252,392	$228,389	$24,003	10.5%

Segment measure of profit (loss):
Payment Platforms	$5,822	$6,015	$(193)	(3.2)%	$11,646	$11,770	$(124)	(1.1)%
Banking Solutions	3,697	3,891	(194)	(5.0)%	7,450	11,103	(3,653)	(32.9)%
Legal Spend Management	4,468	5,656	(1,188)	(21.0)%	9,676	10,242	(566)	(5.5)%
Traditional Solutions	3,571	4,087	(516)	(12.6)%	6,685	8,187	(1,502)	(18.3)%
Other	(3,548)	(1,945)	(1,603)	(82.4)%	(7,524)	(5,052)	(2,472)	(48.9)%
Total measure of segment profit	$14,010	$17,704	$(3,694)	(20.9)%	$27,933	$36,250	$(8,317)	(22.9)%
A reconciliation of the total measure of segment profit to our GAAP loss before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Total measure of segment profit	$14,010	$17,704	$27,933	$36,250
Less:
Amortization of acquisition-related intangible assets	(5,180)	(5,142)	(10,251)	(10,171)
Stock-based compensation plan expense	(13,657)	(12,173)	(27,569)	(22,146)
Acquisition and integration-related expenses	(142)	(1,095)	(343)	(1,340)
Restructuring expense	28	(921)	(358)	(991)
Excess depreciation, including associated with restructuring events	(357)	(528)	(357)	(528)
Other non-core expense	(281)	(48)	(391)	(96)
Shareholder engagement fees	(832)	—	(1,779)	—
Asset write-off	(71)	—	(71)	—
Costs associated with pending Merger	(3,507)	—	(3,507)	—
Other expense, net of pension adjustments	(930)	(1,139)	(1,938)	(2,165)
Loss before income taxes	$(10,919)	$(3,342)	$(18,631)	$(1,187)

Payment Platforms
Revenue from our Payment Platforms segment increased $8.4 million for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year due to increased subscription revenue of $8.3 million driven by both increased transactional volumes and the impact of new customers that have adopted our platforms since the corresponding quarter of the prior fiscal year. Segment profit decreased $0.2 million for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year as the revenue increases described above were offset by increased cost of subscription revenue of $3.1 million and operating expenses of $5.6 million related primarily to increased sales and marketing expenses and product development expenses of $3.6 million and $1.4 million, respectively.
Revenues from our Payment Platforms segment increased $16.9 million for the six months ended December 31, 2021 as compared to the same period in the prior fiscal year, primarily due to increased subscription revenue of $16.5 million driven by both increased transactional volumes and the impact of new customers that have adopted our platform since the corresponding period of the prior fiscal year. Segment profit decreased $0.1 million for the six months ended December 31, 2021 as compared to the same period in the prior fiscal year, as the increase in revenue described above was offset in part by an increase in operating expenses of $11.2 million primarily related to sales and marketing expenses of $7.3 million, product development expenses of $2.9 million, and general and administrative expenses of $1.0 million and increased cost of revenues of $5.8 million primarily related to subscriptions costs.
Banking Solutions
Revenues from our Banking Solutions segment increased $5.7 million for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year, primarily due to increased subscriptions revenue and service revenue of $5.8 million and $0.7 million, respectively, partially offset by decreased maintenance revenue of $0.8 million. The increase in subscriptions revenue was primarily related to our existing customer base expanding on or converting to our newer, more technologically advanced SaaS platforms and as a result of our continued deployment of our newer banking solutions to new and existing customers. The increase in revenue described above was offset by increased cost of revenues of $3.2 million, primarily related to subscription costs, and operating expenses of $2.7 million. The increase in operating expenses was primarily due to increased sales and marketing expenses and general and administrative expenses of $1.5 million and $0.9 million, respectively. Segment profit decreased $0.2 million for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year due to the increases in revenue and expenses described above.
Revenues from our Banking Solutions segment increased $8.2 million for the six months ended December 31, 2021 as compared to the same period in the prior fiscal year, primarily due to increased subscriptions revenue and service revenue of $8.8 million and $1.4 million, respectively, partially offset by decreased maintenance revenue of $2.0 million. The increase in subscriptions revenue was primarily related to our existing customer base expanding on or converting to our newer, more technologically advanced SaaS platforms and as a result of our continued deployment of our newer banking solutions to new and existing customers. The increase in revenue described above was offset by increased cost of revenues of $5.4 million, primarily related to subscription costs, and operating expenses of $6.4 million. The increase in operating expenses was primarily due to increased sales and marketing expenses of $3.4 million, product development and engineering costs of $1.5 million and general and administrative expenses of $1.5 million. Segment profit decreased $3.7 million for the six months ended December 31, 2021 as compared to the same period in the prior fiscal year due to the increases in revenue and expenses described above.
Legal Spend Management
Revenues from our Legal Spend Management segment increased $0.6 million for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year, due to increased subscription revenue driven by increased transactional volumes and the impact of new customers using these solutions since the corresponding quarter of the prior fiscal year. Segment profit decreased $1.2 million for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year as the increase in subscription revenue discussed above was offset by an increase in cost of revenues of $0.8 million, primarily related to subscriptions, and operating expenses of $1.0 million, primarily due to product development expenses and general and administrative expenses of $0.5 million and $0.5 million, respectively.
Revenues from our Legal Spend Management segment increased $2.1 million for the six months ended December 31, 2021 as compared to the same period in the prior fiscal year, due to increased subscription revenue driven by increased transactional volumes and the impact of new customers using these solutions since the corresponding period of the prior fiscal year. Segment profit decreased $0.6 million for the six months ended December 31, 2021 as compared to the same period in the prior fiscal year, as the increase in revenue discussed above was offset by an increase in cost of revenues of $1.4 million, primarily related to subscriptions, and operating expenses of $1.3 million, primarily related to sales and marketing expenses of $0.2 million, product development expenses of $0.2 million and general and administrative expense of $0.8 million.
Traditional Solutions
Revenues from our Traditional Solutions segment decreased $1.5 million for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased professional service and maintenance revenue of $1.6 million and software revenue of $0.2 million, partially offset by increased subscriptions revenue of $0.5 million. The decrease in professional service and maintenance revenue and software revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit decreased $0.5 million for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year, as the decrease in revenues discussed above was partially offset by a decrease in cost of revenue of $0.9 million related primarily to subscription and professional service and maintenance costs.
Revenues from our Traditional Solutions segment decreased $2.7 million for the six months ended December 31, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased professional service and maintenance revenue of $2.9 million and software revenue of $0.5 million, partially offset by increased subscriptions revenue of $0.8 million. The decrease in professional service and maintenance revenue and software revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit decreased $1.5 million for the six months ended December 31, 2021 as compared to the same period in the prior fiscal year, as the decrease in revenues discussed above were partially offset by a decrease in costs of revenue of $1.6 million primarily associated with professional service and maintenance costs.
Other
Revenues from our Other segment decreased $0.5 million for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased software revenue of $0.5 million. Segment profit decreased $1.6 million for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year primarily due the decrease in revenue discussed above and an increase in cost of revenue of $0.5 million primarily related to professional services and maintenance costs and increased operating expenses of $0.5 million primarily related to product development.
Revenues from our Other segment decreased $0.5 million for the six months ended December 31, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased maintenance revenue of $0.4 million. Segment profit decreased $2.5 million for the six months ended December 31, 2021 as compared to the same period in the prior fiscal year primarily due to the decrease in revenues discussed above and an increase in cost of revenue of $0.9 million primarily related to subscriptions, professional service and maintenance costs and increased operating expenses of $1.2 million primarily related to sales and marketing and product development.
Revenues by category

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(in thousands)
Revenues:
Subscriptions	$108,482	$93,398	$15,084	16.2%	$211,978	$183,782	$28,196	15.3%
Software licenses	1,153	1,802	(649)	(36.0)%	2,080	2,779	(699)	(25.2)%
Service and maintenance	18,632	20,022	(1,390)	(6.9)%	37,340	40,586	(3,246)	(8.0)%
Other	520	802	(282)	(35.2)%	994	1,242	(248)	(20.0)%
Total revenues	$128,787	$116,024	$12,763	11.0%	$252,392	$228,389	$24,003	10.5%

As % of total revenues:
Subscriptions	84.2%	80.5%			84.0%	80.5%
Software licenses	0.9%	1.6%			0.8%	1.2%
Service and maintenance	14.5%	17.3%			14.8%	17.8%
Other	0.4%	0.6%			0.4%	0.5%
Total revenues	100.0%	100.0%			100.0%	100.0%
Subscriptions
Revenues from subscriptions increased $15.1 million for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by an increase in subscriptions revenue from our Payment Platforms, Banking Solutions and Legal Spend Management segments of $8.3 million, $5.8 million, and $0.6 million, respectively, due to the impact of customers going live on or expanding their use of our hosted solutions and the continued impact of customers converting to our newer, subscription based solutions.
Revenues from subscriptions increased $28.2 million for the six months ended December 31, 2021 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by an increase in subscriptions revenue from our Payment Platforms, Banking Solutions and Legal Spend Management segments of $16.5 million, $8.8 million, and $2.1 million, respectively, due to the impact of customers going live on or expanding their use of our hosted solutions and the continued impact of customers converting to our newer subscription based solutions.

Software Licenses
Revenues from software licenses slightly decreased for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from our Traditional Solutions segment of $0.2 million and our Other segment of $0.5 million. The decrease in software license revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions and our continued de-emphasis of deployed, perpetual license solutions.
Revenues from software licenses slightly decreased for the six months ended December 31, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from our Traditional Solutions segment of $0.5 million and our Other segment of $0.2 million. The decrease in software license revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions and our continued de-emphasis of deployed, perpetual license solutions.
Service and Maintenance
Revenues from service and maintenance decreased $1.4 million for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from our Traditional Solutions segment of $1.6 million driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions, partially offset by an increase in our Other segment of $0.2 million.
Revenues from service and maintenance decreased $3.2 million for the six months ended December 31, 2021 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from our Traditional Solutions and Banking Solutions segments of $2.9 million and $0.6 million, respectively, driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions, partially offset by an increase in revenue in our Payment Platforms segment of $0.4 million.
Other
Our other revenues consist principally of equipment and supplies sales, which remained and are expected to remain minor components of our overall revenue.
Cost of revenues by category

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(in thousands)
Cost of revenues:
Subscriptions	$46,030	$37,195	$8,835	23.8%	$88,723	$72,413	$16,310	22.5%
Software licenses	60	126	(66)	(52.4)%	141	216	(75)	(34.7)%
Service and maintenance	9,242	10,386	(1,144)	(11.0)%	18,494	21,302	(2,808)	(13.2)%
Other	330	551	(221)	(40.1)%	625	860	(235)	(27.3)%
Total cost of revenues	$55,662	$48,258	$7,404	15.3%	$107,983	$94,791	$13,192	13.9%
Gross Profit ($)	$73,125	$67,766	$5,359	7.9%	$144,409	$133,598	$10,811	8.1%
Gross Profit (%)	56.8%	58.4%			57.2%	58.5%
Subscriptions
Subscriptions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions costs increased to 42% as a percentage of subscriptions revenues in the three months ended December 31, 2021 as compared to 40% in the three months ended December 31, 2020 due to year-over-year cost of revenue increases as we continued to grow our subscription revenue streams.
Subscriptions costs increased to 42% as a percentage of subscriptions revenues in the six months ended December 31, 2021 as compared to 39% in the six months ended December 31, 2020 due to year-over-year cost of revenue increases as we continued to grow our subscription revenue streams.
Software Licenses
Software license costs consist of expenses incurred to distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs as a percentage of software license revenues decreased slightly and inconsequentially to 5% in the three months ended December 31, 2021 as compared to 7% in the three months ended December 31, 2020.

Software license costs as a percentage of software license revenues decreased slightly and inconsequentially to 7% of software license revenue in the six months ended December 31, 2021 as compared to 8% in the six months ended December 31, 2020.
Service and Maintenance
Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs as a percentage of service and maintenance revenues decreased to 50% in the three months ended December 31, 2021 as compared to 52% in the three months ended December 31, 2020, reflecting a shift in resources to our hosted and subscription based products, the costs of which are included in subscriptions costs of revenues.
Service and maintenance costs as a percentage of service and maintenance revenues decreased to 50% in the six months ended December 31, 2021 as compared to 52% in the six months ended December 31, 2020, reflecting a shift in resources to our hosted and subscription based products, the costs of which are included in subscriptions costs of revenue.
Other
Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. These remain minor components of our business.
Operating Expenses

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(in thousands)
Operating expenses:
Sales and marketing	$34,655	$29,237	$5,418	18.5%	$68,469	$54,980	$13,489	24.5%
Product development and engineering	21,752	19,183	2,569	13.4%	43,217	37,682	5,535	14.7%
General and administrative	21,617	16,658	4,959	29.8%	39,366	30,284	9,082	30.0%
Amortization of acquisition-related intangible assets	5,180	5,142	38	0.7%	10,251	10,171	80	0.8%
Total operating expenses	$83,204	$70,220	$12,984	18.5%	$161,303	$133,117	$28,186	21.2%

As % of total revenues:
Sales and marketing	26.9%	25.2%			27.1%	24.1%
Product development and engineering	16.9%	16.5%			17.1%	16.5%
General and administrative	16.8%	14.4%			15.6%	13.3%
Amortization of acquisition-related intangible assets	4.0%	4.4%			4.1%	4.5%
Total operating expenses	64.6%	60.5%			63.9%	58.3%
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased $5.4 million in the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, primarily due to an increase in employee related costs of $4.0 million, marketing expense of $0.5 million and travel costs of $0.3 million.
Sales and marketing expenses increased $13.5 million in the six months ended December 31, 2021 as compared to the six months ended December 31, 2020, primarily due to an increase in employee related costs of $10.4 million, marketing expense of $1.4 million and travel costs of $0.4 million.
Product Development and Engineering
Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products as well as initiatives related to new product development. Product development and engineering expenses increased $2.6 million in the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, primarily due to an increase in headcount related costs of $2.1 million.
Product development and engineering expenses increased $5.5 million in the six months ended December 31, 2021 as compared to the six months ended December 31, 2020, primarily due to an increase in headcount related costs of $4.6 million.

General and Administrative
General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased $5.0 million in the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, primarily due to Merger related costs and costs associated with shareholder engagement initiatives of $4.3 million and, to a lesser extent, employee related costs.
General and administrative expenses increased $9.1 million in the six months ended December 31, 2021 as compared to the six months ended December 31, 2020, primarily due to Merger related costs and costs associated with shareholder engagement initiatives of $5.3 million and, to a lesser extent, employee related costs.
 Other Expense, Net

	Three Months Ended December 31,		Increase (Decrease) Between Periods		Six Months Ended December 31,		Increase (Decrease) Between Periods
	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)	2021	2020	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$22	$95	$(73)	(76.8)%	$45	$195	$(150)	(76.9)%
Interest expense	(1,021)	(1,323)	302	22.8%	(2,087)	(2,581)	494	19.1%
Other income (expense), net	159	340	(181)	(53.2)%	305	718	(413)	(57.5)%
Other expense, net	$(840)	$(888)	$48	(5.4)%	$(1,737)	$(1,668)	$(69)	(4.1)%
The components of other expense, net are as depicted above and remain minimal overall components of our operations. The slight decrease in interest expense in the three and six months ended December 31, 2021 as compared to the three and six months ended December 31, 2020, respectively, is a result of a decrease in borrowings under our line of credit arrangement during the three and six months ended December 31, 2021 as compared to the three and six months ended December 31, 2020.
Provision for Income Taxes
We recorded income tax provision of $5.7 million and $1.3 million for the three months ended December 31, 2021 and 2020, respectively. We recorded income tax provision of $2.9 million and $3.0 million for the six months ended December 31, 2021 and 2020, respectively. Please refer to Note 9 Income Taxes to our unaudited consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Liquidity and Capital Resources
We are party to a credit agreement with Bank of America, N.A. and certain other lenders that provides for a credit facility in the amount of up to $300 million (the Credit Facility). We have the right to request an increase to the aggregate commitments to the Credit Facility of up to an additional $150 million, subject to specified conditions. The Credit Facility expires in July 2023. At December 31, 2021, borrowings were $130 million and we were in compliance with all covenants.
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
One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity for the periods ended December 31, 2021 and June 30, 2021 and a summary of our cash activity for the six months ended December 31, 2021 and 2020 are summarized in the tables below:

	December 31,	June 30,
	2021	2021
	(in thousands)
Cash and cash equivalents	$83,726	$133,932
Marketable securities	2,967	10,216
Borrowings under credit facility	130,000	130,000

	Six Months Ended December 31,
	2021	2020
	(in thousands)
Cash provided by operating activities	$28,430	$24,177
Cash used in investing activities	(27,841)	(34,725)
Cash used in financing activities	(47,687)	(58,586)
Effect of exchange rates on cash	(951)	7,774
Cash, cash equivalents and marketable securities. At December 31, 2021, our cash and cash equivalents of $83.7 million consisted primarily of cash deposits held at major banks and money market funds. The $50.2 million decrease in cash and cash equivalents at December 31, 2021 from June 30, 2021 was primarily due to cash used to repurchase common stock of $50.0 million, to fund capital expenditures, including capitalization of software costs of $20.1 million, to fund business and asset acquisitions, net of cash acquired of $15.1 million, partially offset by cash generated from operations of $28.4 million and proceeds from the sale of available for sale securities of $8.1 million.
Cash, cash equivalents and marketable securities included approximately $40.2 million held by our foreign subsidiaries as of December 31, 2021. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK, Switzerland and India; therefore we do not provide for U.S. income taxes that could result from the distribution of foreign earnings from our international subsidiaries other than the aforementioned. If our reinvestment plans were to change based on future events and we decided to repatriate amounts from other international subsidiaries, those amounts would generally become subject to state tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made and we could be further subject to withholding tax.
Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Decreases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar decreased our overall cash balances by approximately $1.0 million for the six months ended December 31, 2021. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances, however, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.
At December 31, 2021, our deferred tax assets have been fully reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.
Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations increased by $4.3 million in the six months ended December 31, 2021 as compared to the same period in the prior fiscal year, primarily due to an increase in cash provided by accrued expenses of $9.0 million, prepaid and current assets of $1.4 million and other assets of $3.2 million, partially offset by the increase in our net loss for the six months ended December 31, 2021 of $17.3 million.
Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales, and cash used for the acquisition of businesses and assets. The $6.9 million decrease in net cash used in investing activities for the six months ended December 31, 2021 as compared to the same period in the prior fiscal year was primarily due to a decrease in cash used to fund notes receivable of $2.6 million, a decrease in cash used to purchase available for sale securities of $7.3 million and other investments of $7.1 million, partially offset by an increase in cash used to fund business and asset acquisitions, net of cash acquired, of $5.2 million and capital expenditures of $5.1 million.
Financing Activities. Financing cash flows consist primarily of cash inflows as a result of borrowings under our revolving credit facility and proceeds from the sale of shares of common stock through employee equity incentive plans, offset by repurchases of our common stock. The decrease in cash used in financing activities of $10.9 million was due to a decrease in cash used to repay debt of $50.0 million, offset by an increase in cash used to repurchase common stock of $39.2 million during the six months ended December 31, 2021.
Contractual Obligations
During the six months ended December 31, 2021, we entered into new facility leases in India and renewed leases for data centers in the UK and Switzerland, increasing our contractual obligations by $5.1 million. Other than these new leases, there have been no other material changes to the contractual obligations from that which was disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC on August 30, 2021.

Our estimate of unrecognized tax benefits for which cash settlement may be required is $2.4 million. As of December 31, 2021, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.
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
We are a party to an interest rate swap agreement which we designated as a hedge instrument to minimize our exposure to interest rate fluctuations under our Credit Facility.
There has been no material change to our exposure to market risk from that which was disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as filed with the SEC on August 30, 2021, which is incorporated herein by reference.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On January 19, 2022, a purported stockholder of Bottomline filed a lawsuit in the United States District Court for the Southern District of New York against us and our directors, captioned Shiva Stein v. Bottomline Technologies, Inc., et al., Case No. 1:22-cv-00481 (the Stein Complaint). On January 21, 2022, a purported stockholder of Bottomline filed a lawsuit in the United States District Court for the Southern District of New York against us and our directors, captioned Jeffrey D. Justice, II v. Bottomline Technologies, Inc., et al., Case No. 1:22-cv-00586 (the Justice Complaint). On January 26, 2022, a purported stockholder of Bottomline filed a lawsuit in the United States District Court for the Southern District of New York against us and our directors, captioned Chau Le v. Bottomline Technologies, Inc., et al., Case No. 1:22-cv-00670 (the Le Complaint).
All of the complaints allege that the preliminary proxy statement issued in connection with the Merger omits material information or contains misleading disclosures and that, as a result, (i) all of the defendants violated Section 14(a) of the Securities Exchange Act of 1934 (the Exchange Act) and (ii) all of our directors violated section 20(a) of the Exchange Act. The Le Complaint also alleges that our directors breached their fiduciary duties of care, loyalty and good faith by, among other things, causing us to enter into the transactions contemplated by the Merger Agreement as a result of an inadequate sale process, agreeing to preclusive deal mechanisms and filing a materially misleading and incomplete preliminary proxy statement. The Le Complaint also alleges that we aided and abetted these purported breaches of fiduciary duties.
All of the complaints seek, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement; (ii) rescission or rescissory damages in the event the transactions contemplated by the Merger Agreement have been implemented; (iii) dissemination of a proxy statement that does not omit material information or contain any misleading disclosures; (iv) a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act (except the Stein Complaint and the Le Complaint) or that our directors violated their fiduciary duties (except the Stein Complaint and the Justice Complaint); (v) to direct the defendants to account to plaintiff for all damages suffered (except the Justice Complaint); and (vi) an award of plaintiff’s expenses, including attorneys’ and experts’ fees.
In addition, a purported stockholder of Bottomline has made a demand pursuant to Section 220 of the DGCL to inspect certain books and records of ours relating to the transactions contemplated by the Merger Agreement.
We believe the claims asserted in each of the complaints are without merit.
Additional lawsuits may be filed against us, our Board of Directors, Parent and/or Merger Sub in connection with the transactions contemplated by the Merger Agreement.
Capitalized terms used but not otherwise defined herein have the meaning set forth in Note 2 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for defined terms.
We are, from time to time, a party to other legal proceedings and claims that arise in the ordinary course of our business. We do not believe that there are claims or proceedings pending against us for which the ultimate resolution would have a material effect on, or require further disclosure in, our financial statements.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors identified in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 before making an investment decision involving our common stock. These risk factors and the risk factors below related to the pending Merger, could materially affect our business, financial condition or results of operations and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties may also impact our business operations.

If the Merger does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.
On December 16, 2021, we entered into the Merger Agreement. Upon completion of the Merger, we will become a wholly owned subsidiary of Parent and will cease to be publicly owned and traded. There are, however, many contingencies which may cause the Merger not to occur.
Completion of the Merger is subject to the satisfaction of various conditions, including but not limited to, the absence of certain legal impediments and approval by our stockholders. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The Merger gives rise to inherent risks that include:
•the price of our common stock will change if the Merger is not completed to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•legal or regulatory proceedings, including regulatory approvals from domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that such governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;
•pending stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;
•the possibility of disruption to our business, including increased costs and diversion of management time and resources;
•difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;
•the inability to attract and retain key personnel pending consummation of the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger;
•the requirement that we pay a termination fee of $78 million to Parent if the Merger Agreement is terminated under certain circumstances;
•developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger; and
•the risk that if the Merger is not completed, the market price of our common stock could decline, investor confidence could decline, shareholder litigation could be brought against us or our directors, relationships with customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by us of our common stock during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	351,597	$41.77	351,597	$13,816,000
November 1, 2021 - November 30, 2021	294,017	46.99	294,017	—
December 1, 2021 - December 31, 2021	—	—	—	—
Total	645,614	$44.15	645,614
——————
(1)On August 16, 2021, our board of directors authorized a repurchase program of our common stock for an aggregate repurchase price not to exceed $50 million. This program was completed during the quarter ended December 31, 2021.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of December 16, 2021, by and among Project RB Parent, LLC, and Project RB Merger Sub, Inc. and Bottomline Technologies, Inc.	8-K	000-25259	2.1	12/17/2021
10.1	Voting Agreement, dated December 16, 2021 by and among Project RB Parent, LLC, Bottomline Technologies, Inc. and the parties thereto	8-K	000-25259	10.1	12/17/2021
10.2	Letter Agreement, dated as of October 20, 2021, between Bottomline Technologies, Inc., Clearfield Capital Management LP and Sachem Head Capital Management LP	8-K	000-25259	10.1	10/20/2021

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
**    submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2021 and 2020, (iii) Unaudited Consolidated Statements of Stockholders' Equity for the three and six months ended December 31, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2021 and 2020 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Bottomline Technologies, Inc.

Date:	February 9, 2022	By:	/s/ A. BRUCE BOWDEN
A. Bruce Bowden
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)