Form 10-Q
period 2022-03-31
BOTTOMLINE TECHNOLOGIES INC
filed 2022-05-10
CIK 1073349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-Q
——————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2022 was 45,386,591.

BOTTOMLINE TECHNOLOGIES, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2022

PART I		Page

Item 1.	Unaudited Condensed Consolidated Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33
PART II

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 6.	Exhibits	36
	SIGNATURE	37

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
	March 31,	June 30,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$117,605	$133,932
Cash held for customers	6,807	9,836
Marketable securities	964	10,216
Accounts receivable net of allowances for doubtful accounts of $747 at March 31, 2022 and $1,304 at June 30, 2021	81,027	72,978
Prepaid expenses and other current assets	36,511	34,653
Total current assets	242,914	261,615
Property and equipment, net	65,340	68,471
Operating lease right-of-use assets, net	28,440	27,570
Goodwill	249,219	246,698
Intangible assets, net	157,873	162,691
Other assets	51,442	48,683
Total assets	$795,228	$815,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,514	$11,428
Accrued expenses and other current liabilities	54,655	45,925
Customer account liabilities	6,807	9,836
Deferred revenue	102,372	88,679
Total current liabilities	180,348	155,868
Borrowings under credit facility	130,000	130,000
Deferred revenue, non-current	10,213	12,559
Operating lease liabilities, non-current	26,861	26,629
Deferred income taxes	12,027	14,574
Other liabilities	19,196	19,864
Total liabilities	$378,645	$359,494
Stockholders' equity
Preferred Stock, $.001 par value:
Authorized shares- 4,000; issued and outstanding shares- none	—	—
Common Stock, $.001 par value:
Authorized shares-100,000; issued shares- 50,003 at March 31, 2022 and 49,294 at June 30, 2021; outstanding shares- 42,943 at March 31, 2022 and 43,237 at June 30, 2021	50	49
Additional paid-in-capital	861,617	819,392
Accumulated other comprehensive loss	(23,197)	(16,081)
Treasury stock: 7,060 shares at March 31, 2022 and 6,057 shares at June 30, 2021, at cost	(195,978)	(150,282)
Accumulated deficit	(225,909)	(196,844)
Total stockholders' equity	$416,583	$456,234
Total liabilities and stockholders' equity	$795,228	$815,728
See accompanying notes.

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Revenues:
Subscriptions	$112,135	$99,939	$324,113	$283,721
Software licenses	1,006	1,092	3,086	3,871
Service and maintenance	18,138	19,292	55,478	59,878
Other	557	562	1,551	1,804
Total revenues	131,836	120,885	384,228	349,274
Cost of revenues:
Subscriptions	45,792	39,194	134,515	111,607
Software licenses	142	116	283	332
Service and maintenance	9,362	10,450	27,856	31,752
Other	364	375	989	1,235
Total cost of revenues	55,660	50,135	163,643	144,926
Gross profit	76,176	70,750	220,585	204,348
Operating expenses:
Sales and marketing	37,346	31,525	105,815	86,505
Product development and engineering	23,095	20,224	66,312	57,906
General and administrative	19,925	15,678	59,291	45,962
Amortization of acquisition-related intangible assets	5,255	5,443	15,506	15,614
Total operating expenses	85,621	72,870	246,924	205,987
Loss from operations	(9,445)	(2,120)	(26,339)	(1,639)
Other income ( expense), net	2,064	(1,314)	327	(2,982)
Loss before income taxes	(7,381)	(3,434)	(26,012)	(4,621)
Income tax provision	(143)	(1,335)	(3,053)	(4,372)
Net loss	$(7,524)	$(4,769)	$(29,065)	$(8,993)
Basic and diluted net loss per share	$(0.18)	$(0.11)	$(0.68)	$(0.21)
Shares used in computing net loss per share:
Basic and diluted	42,778	42,838	42,937	42,682
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available for sale securities	(1)	4	—	(31)
Change in fair value on interest rate hedging instruments	1,705	614	3,028	1,526
Minimum pension liability adjustments	(142)	453	(354)	(111)
Foreign currency translation adjustments	(5,274)	(3,721)	(9,790)	19,028
Other comprehensive (loss) income, net of tax:	(3,712)	(2,650)	(7,116)	20,412
Comprehensive (loss) income	$(11,236)	$(7,419)	$(36,181)	$11,419

See accompanying notes.

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2021	49,809	$50	$847,195	$(19,485)	7,142	$(198,247)	$(218,385)	$411,128
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	178	—	(82)	2,269	—	2,447
Vesting of restricted stock awards	194	—	—	—	—	—	—	—
Stock compensation plan expense	—	—	14,244	—	—	—	—	14,244
Minimum pension liability adjustments, net of tax	—	—	—	(142)	—	—	—	(142)
Net loss	—	—	—	—	—	—	(7,524)	(7,524)
Unrealized loss on available for sale securities, net of tax	—	—	—	(1)	—	—	—	(1)
Change in fair value on interest rate hedging instruments	—	—	—	1,705	—	—	—	1,705
Foreign currency translation adjustment	—	—	—	(5,274)	—	—	—	(5,274)
Balance at March 31, 2022	50,003	$50	$861,617	$(23,197)	7,060	$(195,978)	$(225,909)	$416,583

Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2020	48,856	$49	$795,630	$(25,613)	6,138	$(152,299)	$(184,780)	$432,987
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	404	—	(81)	2,017	—	2,421
Vesting of restricted stock awards	185	—	—	—	—	—	—	—
Stock compensation plan expense	—	—	11,493	—	—	—	—	11,493
Minimum pension liability adjustments, net of tax	—	—	—	453	—	—	—	453
Net loss	—	—	—	—	—	—	(4,769)	(4,769)
Unrealized gain on available for sale securities, net of tax	—	—	—	4	—	—	—	4
Change in fair value on interest rate hedging instruments	—	—	—	614	—	—	—	614
Foreign currency translation adjustment	—	—	—	(3,721)	—	—	—	(3,721)
Balance at March 31, 2021	49,041	$49	$807,527	$(28,263)	6,057	$(150,282)	$(189,549)	$439,482

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
Nine Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2021	49,294	$49	$819,392	$(16,081)	6,057	$(150,282)	$(196,844)	$456,234
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	456	—	(160)	4,304	—	4,760
Vesting of restricted stock awards	709	1	—	—	—	—	—	1
Repurchase of common stock to be held in treasury	—	—	—	—	1,163	(50,000)	—	(50,000)
Stock compensation plan expense	—	—	41,769	—	—	—	—	41,769
Minimum pension liability adjustments, net of tax	—	—	—	(354)	—	—	—	(354)
Net loss	—	—	—	—	—	—	(29,065)	(29,065)
Change in fair value on interest rate hedging instruments	—	—	—	3,028	—	—	—	3,028
Foreign currency translation adjustment	—	—	—	(9,790)	—	—	—	(9,790)
Balance at March 31, 2022	50,003	$50	$861,617	$(23,197)	7,060	$(195,978)	$(225,909)	$416,583

Nine Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2020	48,147	$48	$764,906	$(48,675)	5,975	$(143,333)	$(180,612)	$392,334
Issuance of common stock for employee stock purchase plan and upon exercise of stock options	—	—	783	—	(156)	3,806	—	4,589
Vesting of restricted stock awards	728	1	—	—	—	—	—	1
Issuance of common stock in connection with acquisition	166	—	8,183	—	—	—	—	8,183
Repurchase of common stock to be held in treasury	—	—	—	—	238	(10,755)	—	(10,755)
Stock compensation plan expense	—	—	33,655	—	—	—	—	33,655
Minimum pension liability adjustments, net of tax	—	—	—	(111)	—	—	—	(111)
Net loss	—	—	—	—	—	—	(8,993)	(8,993)
Cumulative effect of adoption of current expected credit loss of accounting standard	—	—	—	—	—	—	56	56
Unrealized loss on available for sale securities, net of tax	—	—	—	(31)	—	—	—	(31)
Change in fair value on interest rate hedging instruments	—	—	—	1,526	—	—	—	1,526
Foreign currency translation adjustment	—	—	—	19,028	—	—	—	19,028
Balance at March 31, 2021	49,041	$49	$807,527	$(28,263)	6,057	$(150,282)	$(189,549)	$439,482

Bottomline Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended March 31,
	2022	2021

Operating activities:
Net loss	$(29,065)	$(8,993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	15,506	15,614
Stock-based compensation plan expense	41,848	33,644
Depreciation and other amortization	28,955	24,290
Gain on sale of cost-method investment	(80)	—
Deferred income tax benefit	(1,900)	(92)
Change in provision for allowances on accounts receivable	(293)	218
Amortization of debt issuance costs	332	310
Amortization of premium on investments	52	58
Fair value adjustment on other investments	(2,576)	—
Gain on other investments	—	(166)
Loss on disposal of equipment	4	38
(Gain) loss on foreign exchange	(370)	292
Changes in operating assets and liabilities:
Accounts receivable	(8,732)	(5,942)
Prepaid expenses and other current assets	(2,279)	(4,612)
Operating lease right-of-use asset, net	(972)	(5,055)
Other assets	(808)	(5,160)
Accounts payable	4,338	808
Accrued expenses	7,129	707
Operating lease liabilities	1,170	5,734
Customer account liabilities	(2,621)	1,391
Deferred revenue	12,918	8,924
Other liabilities	694	(611)
Net cash provided by operating activities	63,250	61,397
Investing activities:
Acquisition of businesses and assets, net of cash acquired	(15,115)	(41,331)
Investment distributions received	161	—
Purchases of other investments	(125)	(7,150)
Issuance of note receivable	—	(2,600)
Purchases of available-for-sale securities	(900)	(10,224)
Proceeds from sales of available-for-sale securities	10,100	10,100
Capital expenditures, including capitalization of software costs	(29,209)	(24,267)
Net cash used in investing activities	(35,088)	(75,472)
Financing activities:
Repurchase of common stock	(50,000)	(10,755)
Repayment of amounts borrowed under revolving credit facility	—	(50,000)
Proceeds from exercise of stock options and employee stock purchase plan	4,760	4,589
Net cash used in financing activities	(45,240)	(56,166)
Effect of exchange rate changes on cash	(2,278)	5,849
Decrease in cash, cash equivalents and restricted cash	(19,356)	(64,392)
Cash, cash equivalents and restricted cash at beginning of period	143,768	201,136
Cash, cash equivalents and restricted cash at end of period	$124,412	$136,744

Cash and cash equivalents at end of period	$117,605	$128,188
Cash held for customers at end of period	6,807	8,556
Cash, cash equivalents and restricted cash at end of period	$124,412	$136,744
Supplemental disclosures of non-cash investing activities:
Issuance of common stock in connection with acquisition	$—	$8,183
See accompanying notes.

Bottomline Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
Note 1—Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements of Bottomline Technologies, Inc. (referred to below as we, us, our or Bottomline) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2022. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2021.
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
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, no Company Material Adverse Effect having occurred since the signing of the Merger Agreement, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), approval of the change in control over Bottomline Payment Services Limited by the Financial Conduct Authority in the United Kingdom (the FCA), and approval by Bottomline’s stockholders. Our stockholders approved the transaction at a special meeting of stockholders held on March 8,2022. The transaction is not subject to a financing condition. We and Parent made the necessary filings with the Federal Trade Commission and the Antitrust Division of the Department of Justice on December 30, 2021, and Parent submitted a change in control application with the FCA on January 20, 2022. The required waiting period under the HSR Act with respect to the Merger expired at 11:59 p.m., Eastern Time on January 31, 2022.
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
The Merger Agreement contains certain termination rights for us and Parent. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Parent a termination fee of $78 million. Such circumstances include where the Merger Agreement is terminated in connection with our acceptance of a Superior Proposal or due to our Board of Directors changing or withdrawing its recommendation of the Merger. This termination fee will also be payable if the Merger is not consummated before December 16, 2022 or we breach our representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, and prior to any such termination, a proposal to acquire at least 50% of our stock or assets is publicly known or announced and we enter into an agreement for a transaction contemplated by such proposal within one year of termination and such transaction is subsequently consummated. In addition, we will be required to reimburse Parent for up to $5 million of its expenses associated with the transaction if the Merger Agreement is terminated because the Merger is not consummated before December 16, 2022 or we breach our representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, in each case where the termination fee is not then payable but could potentially become payable in the future under certain circumstances.
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
Accounting Pronouncements Adopted
Business Combinations - Acquired Contract Assets and Contract Liabilities: In October 2021, the FASB issued an accounting standard update requiring contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. Per the update, at the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606, as if it had originated the contracts. The update is effective for us on July 1, 2023, with early adoption permitted. We adopted this standard during the quarter ended December 31, 2021 and it did not have a material impact on our financial statements.
Note 4—Revenue Recognition
Remaining Performance Obligations
    The transaction price we allocate to remaining performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2022 represents contracted revenue that will be recognized in future periods. Our future performance obligations consist primarily of SaaS / stand-ready performance obligations relating to future periods, contracted but uncompleted professional services obligations and support and maintenance obligations. During the three and nine months ended March 31, 2022 and 2021, the amount of revenue recognized from performance obligations satisfied in prior periods was not significant.
The transaction price allocated to unsatisfied performance obligations was $444 million as of March 31, 2022 of which we expect to recognize approximately $192.7 million over the next twelve months and the remainder thereafter. The timing of the amounts we estimate recognizing in revenue is based primarily on the estimated go-live dates of our SaaS arrangements, or the date the customer has been provided access to the solution. These estimated dates can change for a variety of reasons and the timing of our recognition of revenue is affected by these changes. Once the implementation services for our SaaS solutions have concluded, we generally anticipate that the amount of revenue that will be recognized after the next twelve months will be recognized in a relatively consistent amount over the following two to five year periods. We exclude from our measure of remaining performance obligations amounts related to future transactional or usage-based fees for which the value of services transferred to the customer will correspond to the amount we will invoice for those services.
Contract Assets and Liabilities
    The table below presents our contract assets and deferred revenue balances as of March 31, 2022 and June 30, 2021.

	March 31,	June 30,
	2022	2021	$ Change
	(in thousands)
Contract assets	5,348	6,627	(1,279)
Deferred revenue	112,585	101,238	11,347
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
Deferred revenue consists of billings or customer payments in excess of amounts recognized as revenue. The increase in deferred revenue at March 31, 2022 as compared to June 30, 2021 reflects the deferral of revenue from maintenance contracts, a significant portion of which are billed on a calendar year basis.

    For the three and nine months ended March 31, 2022, we recognized $11.7 million and $89.3 million, respectively, in revenue from amounts that were included in deferred revenue as of June 30, 2021. For the three and nine months ended March 31, 2021, we recognized $12.6 million and $81.2 million, respectively, in revenue from amounts that were included in deferred revenue as of June 30, 2020.
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
    At March 31, 2022 and June 30, 2021, our assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2022				June 30, 2021
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (cash and cash equivalents)	$9,603	$—	$—	$9,603	$340	$—	$—	$340
Available for sale securities - Debt	—	898	—	898	—	10,150	—	10,150
Other investments (long-term)	—	792	1,380	2,172	—	966	1,014	1,980
Interest rate swap (long-term)	—	230	—	230	—	—	—	—
Total assets	$9,603	$1,920	$1,380	$12,903	$340	$11,116	$1,014	$12,470
Liabilities
Interest rate swap (short-term)	$—	$316	$—	$316	$—	$1,564	$—	$1,564
Interest rate swap (long-term)	—	—	—	—	—	1,550	—	1,550
Total liabilities	$—	$316	$—	$316	$—	$3,114	$—	$3,114
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
•    Marketable securities classified as held to maturity, all of which mature within one year, are recorded at amortized cost, which at March 31, 2022 and June 30, 2021, approximated fair value.

•    Marketable debt securities classified as available for sale, which are comprised of U.S. treasury securities, are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity, net of tax. We use the specific identification method to determine any realized gains or losses from the sale of our marketable debt securities classified as available for sale. We assess securities with an amortized cost basis in excess of estimated fair value for credit loss. As of March 31, 2022 and June 30, 2021, the unrealized losses associated with available for sale securities were not material. No credit loss has been recorded as we do not intend to sell the investments prior to recovering their amortized costs basis.
•    The fair value of our interest rate swaps are based on the present value of projected cash flows that will occur over the life of the instruments, after considering certain contractual terms and counterparty credit risk.
•     We hold certain other investments accounted for at fair value. The estimated fair value of these investments, which are in a private equity fund, are Level 3 measurements as they rely on significant unobservable inputs and depending on the specific nature of the investment, consider such factors as pricing models that consider a comparative analysis of acquisitions and pricing multiples from market participants as well as discounted cash flow analyses. We also have investments for which there is no readily determinable fair value. The carrying value of these investments was $14.4 million and $12.0 million at March 31, 2022 and June 30, 2021, respectively, and are reported as a component of other assets. The increase in the carrying value of investments was due to a fair value adjustment recorded on an investment during the three months ended March 31, 2022. The fair value adjustment was based on an observable price change arising from a recent financing transaction by the investee. Investments for which we cannot readily determine fair value are recorded at cost, less impairment (if any), plus or minus adjustments for observable price changes.
•     We have borrowings of $130 million against our Credit Facility. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at March 31, 2022 as the instrument carries a variable rate of interest which reflects current market rates.
Marketable Securities
    The table below presents information regarding our marketable securities by major security type as of March 31, 2022 and June 30, 2021.

	March 31, 2022			June 30, 2021
	Held to Maturity	Available for Sale	Total	Held to Maturity	Available for Sale	Total
	(in thousands)
Marketable securities:
Government and other debt securities	$66	$898	$964	$66	$10,150	$10,216
Total marketable securities	$66	$898	$964	$66	$10,150	$10,216
    The following table summarizes the estimated fair value of our investments in available for sale marketable securities classified by the contractual maturity date of the securities:

March 31, 2022
(in thousands)
Due within 1 year	$898
Due in 1 year through 5 years	—
Total	$898
    All of our securities are classified as current assets.
    The following table presents the aggregate fair values and gross unrealized losses for those available for sale investments that were in an unrealized loss position as of March 31, 2022 and June 30, 2021, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	At March 31, 2022		At June 30, 2021
	Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government - U.S. treasury securities	$898	$(2)	$5,930	$(1)
Total	$898	$(2)	$5,930	$(1)

Note 6—Business and Asset Acquisitions
Current Year Acquisitions
Bora Payment Systems, LLC
In October 2021 we acquired substantially all of the assets and assumed certain liabilities of Bora Payment Systems, LLC (Bora), a provider of electronic payment solutions for businesses, for a purchase price of $15 million in cash.
We are still obtaining fair value estimates for the intangible assets acquired. In the preliminary allocation of the purchase price at March 31, 2022, we recorded $8.1 million of goodwill. The goodwill is deductible for tax purposes and arose principally due to the anticipated future benefits arising from the acquisition. Identifiable intangible assets of $6.9 million, consisting of customer and technology related assets, are being amortized on a weighted average estimated useful life of 11 years.
Through the Bora acquisition, we acquired technology that will be used predominantly in our Paymode-X solution to facilitate straight through processing of payments made via virtual card. This provides a significant benefit to suppliers who process a high volume of business to business virtual card transactions. The operating results of Bora are included as a component of our Payments Platform segment from the acquisition date forward. Bora's operating results did not have a material impact on our revenue or net loss. Acquisition related costs were recorded as a component of general and administrative expenses and were not material.
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
Note 7—Net Loss Per Share
    The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Numerator - basic and diluted:
Net loss	$(7,524)	$(4,769)	$(29,065)	$(8,993)
Denominator:
Shares used in computing basic and diluted loss per share attributable to common stockholders	42,778	42,838	42,937	42,682
Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.11)	$(0.68)	$(0.21)
For the three and nine months ended March 31, 2022, approximately 2.6 million shares of unvested restricted stock and shares underlying stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive. For the three and nine months ended March 31, 2021, approximately 2.3 million and 2.4 million shares, respectively, of unvested restricted stock and shares underlying stock options were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.
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
During the quarter ended September 30, 2021 we realigned our internal financial reporting to provide for more specific visibility into key product lines, which resulted in a change to our externally reportable segments. Specifically, our prior Cloud Solutions segment was renamed Payment Platforms and includes the revenue and operating results of our Paymode-X and PTX payment platforms. Our Legal Spend Management Solutions is presented as a stand-alone operating segment, having previously been a component of our Cloud Solutions segment. Finally, our Financial Messaging solutions, previously a component of our Cloud Solutions segment, is included as a component of our Banking Solutions segment. Our prior Payments and Documents segment has been renamed to Traditional Solutions, with no change to the composition of the revenue and operating activity included in this segment. These changes are reflected for all financial periods presented.
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
    We do not track or assign our assets by operating segment.
    Segment information for the three and nine months ended March 31, 2022 and 2021 according to the segment descriptions above, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)
Segment revenue:
Payment Platforms	$37,994	$29,163	$107,773	$82,072
Banking Solutions	51,181	47,211	148,821	136,689
Legal Spend Management	21,957	22,147	66,476	64,546
Traditional Solutions	16,444	18,810	48,320	53,384
Other	4,260	3,554	12,838	12,583
Total segment revenue	$131,836	$120,885	$384,228	$349,274
Segment measure of profit (loss):
Payment Platforms	$3,986	$4,267	$15,632	$16,037
Banking Solutions	4,787	4,641	12,237	15,744
Legal Spend Management	3,820	5,550	13,496	15,792
Traditional Solutions	4,828	5,213	11,513	13,400
Other	(4,101)	(3,842)	(11,625)	(8,894)
Total measure of segment profit	$13,320	$15,829	$41,253	$52,079

    A reconciliation of the total measure of segment profit to our GAAP loss before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)
Total measure of segment profit	$13,320	$15,829	$41,253	$52,079
Less:
Amortization of acquisition-related intangible assets	(5,255)	(5,443)	(15,506)	(15,614)
Stock-based compensation plan expense	(14,279)	(11,498)	(41,848)	(33,644)
Acquisition and integration-related expenses	(24)	(738)	(367)	(2,078)
Restructuring income (expense)	70	4	(288)	(987)
Excess depreciation, including associated with restructuring events	—	—	(357)	(528)
Other non-core expense	(217)	(52)	(608)	(148)
Shareholder engagement fees	—	—	(1,779)	—
Asset write-off	—	—	(71)	—
Costs associated with pending Merger	(2,990)	—	(6,497)	—
Other income (expense), net of pension adjustments	1,994	(1,536)	56	(3,701)
Loss before income taxes	$(7,381)	$(3,434)	$(26,012)	$(4,621)
    The following depreciation and other amortization expense amounts are included in the measure of segment profit:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)
Depreciation and other amortization expense:
Payment Platforms	$2,964	$2,550	$8,522	$7,393
Banking Solutions	4,255	3,558	12,230	10,016
Legal Spend Management	1,834	1,544	5,224	4,643
Traditional Solutions	410	290	1,464	830
Other	417	316	1,158	880
Total depreciation and other amortization expense	$9,880	$8,258	$28,598	$23,762

Disaggregation of Revenue
    The tables below present our subscriptions revenue and total revenue disaggregated by major product classification for the three and nine months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022				Nine Months Ended March 31, 2022
	Subscription	Software	Professional Services, Maintenance and Other	Total	Subscription	Software	Professional Services, Maintenance and Other	Total
	(in thousands)
Payment Platforms	$37,616	$—	$378	$37,994	$106,841	$—	$932	$107,773
Banking Solutions	44,351	1	6,829	51,181	128,380	106	20,335	148,821
Legal Spend Management	21,947	—	10	21,957	66,456	—	20	66,476
Traditional Solutions	7,006	525	8,913	16,444	19,108	1,401	27,811	48,320
Other	1,215	480	2,565	4,260	3,328	1,579	7,931	12,838
Total revenues	$112,135	$1,006	$18,695	$131,836	$324,113	$3,086	$57,029	$384,228

	Three Months Ended March 31, 2021				Nine Months Ended March 31, 2021
	Subscription	Software	Professional Services, Maintenance and Other	Total	Subscription	Software	Professional Services, Maintenance and Other	Total
	(in thousands)
Payment Platforms	$28,950	$—	$213	$29,163	$81,662	$—	$410	$82,072
Banking Solutions	40,436	66	6,709	47,211	115,687	181	20,821	136,689
Legal Spend Management	22,144	—	3	22,147	64,540	—	6	64,546
Traditional Solutions	7,582	740	10,488	18,810	18,878	2,127	32,379	53,384
Other	827	286	2,441	3,554	2,954	1,563	8,066	12,583
Total revenues	$99,939	$1,092	$19,854	$120,885	$283,721	$3,871	$61,682	$349,274
For the three and nine months ended March 31, 2022, we derived 85% and 84%, respectively of our revenue from subscription-based arrangements. The majority of our non-subscription revenue is derived from software support and maintenance fees and from professional services, with the largest concentration of this revenue being derived from our legacy business payments and documents products in our Traditional Solutions segment.
    Geographic Information
    We have presented geographic information about our revenues below. This presentation allocates revenue based on the point of sale, not the location of the customer. Accordingly, we derive revenues from geographic locations based on the location of the customer that would vary from the geographic areas listed here.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)
Revenues from unaffiliated customers:
United States	$80,423	$71,780	$234,462	$211,005
United Kingdom	31,844	31,325	92,844	87,354
Switzerland	13,441	12,527	38,803	35,403
Other	6,128	5,253	18,119	15,512
Total revenues from unaffiliated customers	$131,836	$120,885	$384,228	$349,274
    Long-lived assets based on geographical location, excluding deferred tax assets and intangible assets, were as follows:

	At March 31,	At June 30,
	2022	2021
	(in thousands)
Long-lived assets:
United States	$79,253	$82,816
United Kingdom	42,244	44,455
Other	23,725	17,453
Total long-lived assets	$145,222	$144,724

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

Provision for Income Taxes
    We recorded an income tax provision of $0.1 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. In the three months ended March 31, 2022 and 2021, the income tax provision was primarily attributable to our U.S., United Kingdom (UK) and Switzerland operations.
We recorded an income tax provision of $3.1 million and $4.4 million for the nine months ended March 31, 2022 and 2021, respectively. In the nine months ended March 31, 2022 and 2021, the income tax provision was primarily attributable to our U.S., UK and Switzerland operations. In addition, in the nine months ended March 31, 2021, we recorded discrete tax expense of $0.7 million as a result of tax legislation enacted in the UK that increased the statutory UK tax rate from 17 percent to 19 percent, which required us to re-value our net UK deferred tax liability balance to reflect this higher rate.
We currently anticipate that our unrecognized tax benefits will decrease within the next twelve months by approximately $0.8 million as a result of the expiration of certain statutes of limitations associated with intercompany transactions subject to tax in multiple jurisdictions.
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
    At March 31, 2022, we had a total valuation allowance of $47.0 million against our deferred tax assets given the uncertainty of recoverability of these amounts.
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
    At March 31, 2022, the carrying value of goodwill for all of our reporting units was $249.2 million.
    The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$231,430	$(181,974)	$49,456	6.6
Core technology	160,545	(112,263)	48,282	7.0
Other intangible assets	23,236	(21,353)	1,883	4.1
Capitalized software development costs	30,854	(22,807)	8,047	2.9
Software (1)	121,146	(70,941)	50,205	3.6
Total	$567,211	$(409,338)	$157,873
Unamortized intangible assets:
Goodwill			249,219
Total intangible assets			$407,092

	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
	(in thousands)			(in years)
Amortized intangible assets:
Customer related	$235,366	$(175,841)	$59,525	7.2
Core technology	154,254	(107,008)	47,246	7.5
Other intangible assets	23,504	(20,984)	2,520	4.8
Capitalized software development costs	29,217	(18,843)	10,374	2.6
Software (1)	101,898	(58,872)	43,026	4.0
Total	$544,239	$(381,548)	$162,691
Unamortized intangible assets:
Goodwill			246,698
Total intangible assets			$409,389
——————
(1)Software includes purchased software and software developed for internal use.
    Estimated amortization expense for the remainder of fiscal year 2022 and subsequent fiscal years for acquired intangible assets, capitalized software development costs and software, in each case that have been placed in service as of March 31, 2022, is as follows:

	Acquired Intangible Assets	Capitalized Software Development Costs	Software
	(in thousands)
Remaining 2022	$5,226	$1,363	$4,607
2023	19,351	2,609	13,533
2024	17,508	1,853	11,046
2025	15,044	1,181	7,652
2026	14,103	597	4,389
2027 and thereafter	28,389	120	1,117
    Each period, for capitalized software development costs, we evaluate whether amortization expense using a ratio of revenue in the period to total expected revenue over the product’s expected useful life would result in greater amortization than as calculated under a straight-line methodology and, if that were to occur, amortization in that period would be accelerated accordingly.
    The following table represents a roll forward of our goodwill balances, by reportable segment:

	Payment Platforms	Banking Solutions	Legal Spend Management	Traditional Solutions	Other (1)	Total
	(in thousands)
Balance at June 30, 2021	$151,765	$40,534	$—	$46,205	$8,194	$246,698
Goodwill reclassified as a result of segment reorganization	(88,767)	61,310	27,457			—
Measurement period adjustment	(859)	—	—	—	—	(859)
Goodwill acquired during the period	8,078	—	—	—	—	8,078
Impact of foreign currency translation	(1,940)	—	—	(2,758)	—	(4,698)
Balance as of March 31, 2022	$68,277	$101,844	$27,457	$43,447	$8,194	$249,219
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
As the implicit interest rate in our leases is generally not known, we use our incremental borrowing rate as the discount rate for purposes of determining the present value of our lease liabilities. Our determination of the incremental borrowing rate takes into consideration the expected term of the lease, the effect of the currency in which the lease is denominated and the rate of interest we would expect to incur on a collateralized debt instrument. At March 31, 2022, our weighted average discount rate utilized for our leases was 6.0%.
When our contracts contain lease and non-lease elements, we account for both as a single lease component.
We lease office space in cities worldwide under facility leases that expire at various dates. We are typically required to pay certain incremental operating costs above the base rent for our facility leases. Our leases may include periodic payment adjustments based on changes in applicable price indexes. To the extent the adjustment is considered a fixed payment it is included in the measurement of the ROU asset and lease liability, otherwise it is recognized in the period incurred. We also have a variety of data center locations and, to a lesser extent, vehicle and equipment leases. Our facility leases represent the substantial majority of our operating leases and often include renewal options that we can exercise unilaterally. At March 31, 2022, renewal options ranged from 3 months to 10 years.
At March 31, 2022, our operating leases had a weighted average remaining lease term of 8.0 years and we had no material finance leases.
Additional information of our lease activity, as of and for the three and nine months ended March 31, 2022 is as follows:

	Three Months Ended March 31,	Nine Months Ended March 31,
Operating leases:	2022	2022
	(in thousands)
Operating lease cost	$1,899	$5,563
Short-term lease cost	51	249
Variable lease cost	551	1,396
Sublease income	—	(97)
Total lease cost	$2,501	$7,111

March 31, 2022
(in thousands)
Right-of-use assets, net	$28,440

Operating lease liabilities, current (1)	6,857
Operating lease liabilities, non-current	26,861
Total operating lease liabilities	$33,718
——————
(1)    Included as a component of accrued expenses and other current liabilities.

Nine Months Ended March 31,
2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$6,171
Right-of-use assets obtained in exchange for lease obligations	$5,743
The increase in our ROU assets and lease liabilities during the nine months ended March 31, 2022 is primarily due to new facility leases in India and renewed data center leases in the U.K., U.S, Switzerland and Singapore.
Remaining maturities of lease liabilities at March 31, 2022 were as follows:

For the year ending June 30,	Operating Leases
(in thousands)
2022	$2,552
2023	8,010
2024	5,097
2025	4,287
2026	4,293
Thereafter	19,328
Total lease payments	43,567
Less imputed interest	(9,849)
Total lease liabilities	$33,718

As of March 31, 2022, we had additional operating leases that had not yet commenced of $2.6 million. These operating leases will commence in fiscal year 2022 and have a lease term between 3 to 13 years.

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
The Stein complaint, the Justice complaint, and the Le complaint all allege that the preliminary proxy statement issued in connection with the Merger omits material information or contains misleading disclosures and that, as a result, (i) all of the defendants violated Section 14(a) of the Securities Exchange Act of 1934 (the Exchange Act) and (ii) all of our directors violated section 20(a) of the Exchange Act. The Le Complaint also alleges that our directors breached their fiduciary duties of care, loyalty and good faith by, among other things, causing us to enter into the transactions contemplated by the Merger Agreement as a result of an inadequate sale process, agreeing to preclusive deal mechanisms and filing a materially misleading and incomplete preliminary proxy statement. The Le Complaint also alleges that we aided and abetted these purported breaches of fiduciary duties.
The Stein complaint, the Justice complaint, and the Le complaint all seek, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement; (ii) rescission or rescissory damages in the event the transactions contemplated by the Merger Agreement have been implemented; (iii) dissemination of a proxy statement that does not omit material information or contain any misleading disclosures; (iv) a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act (except the Stein Complaint and the Le Complaint) or that our directors violated their fiduciary duties (except the Stein Complaint and the Justice Complaint); (v) to direct the defendants to account to plaintiff for all damages suffered (except the Justice Complaint); and (vi) an award of plaintiff’s expenses, including attorneys’ and experts’ fees.
On February 7, 2022, a purported stockholder of Bottomline also made a demand pursuant to Section 220 of the DGCL (the Initial 220 Demand) to inspect certain books and records of ours relating to the transactions contemplated by the Merger Agreement.
The Initial 220 Demand, the Stein Complaint, the Justice Complaint, and the Le Complaint were resolved by our filing on February 25, 2022 of a supplement to our definitive proxy statement. The supplement to our proxy statement included certain informational disclosures requested by the plaintiffs and the Initial 220 Demand, and the parties are attempting to negotiate a resolution to these claims.
In addition, on February 28, 2022, another purported stockholder of Bottomline made a demand pursuant to Section 220 of the DGCL to inspect certain books and records of ours relating to the transactions contemplated by the Merger Agreement. On March

23, 2022, that purported stockholder filed a complaint pursuant to Section 220 of the DGCL in the Court of Chancery of the State of Delaware against us, captioned Teamsters Local 237 Additional Security Benefit Fund v. Bottomline Technologies, Inc., Case No. 2022-0275. The complaint seeks (i) to inspect certain books and records of ours relating to the transactions contemplated by the Merger Agreement in order to investigate the process leading to the Merger Agreement and the independence of our directors and officers and to value our shares and (ii) an award of plaintiff’s expenses, including attorneys’ fees. The parties are in the process of attempting to negotiate a resolution to these claims and must provide a status update to the Court on or before June 3, 2022.
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
Note 12—Indebtedness
Credit Agreement
We are party to a credit agreement with Bank of America, N.A. and certain other lenders (the Credit Agreement) that provides for a revolving credit facility in the amount of up to $300 million (the Credit Facility) and that expires in July 2023. We have the right to request an increase of the aggregate commitments under the Credit Facility by up to an additional $150 million, subject to specified conditions. At March 31, 2022, we owed $130.0 million under the Credit Facility.
Borrowings under the Credit Facility may be used for lawful corporate purposes of Bottomline and its subsidiaries, including acquisitions, share repurchases, capital expenditures, the repayment or refinancing of indebtedness and general corporate purposes. The Credit Facility is available for the issuance of up to $20 million of letters of credit and up to $20 million of swing line loans.
The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to, material adverse events, specified restrictions on indebtedness, liens, investments, acquisitions, sales of assets, dividends and other restricted payments, and transactions with affiliates. We are required to comply with (a) a maximum consolidated net leverage ratio of 3.50 to 1.00; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default and related cure provisions. As of March 31, 2022, we were in compliance with all covenants.
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
Note 13—Derivative Instruments
Cash Flow Hedges
Interest Rate Swap Agreements
We utilize an interest rate swap to hedge our exposure to interest rate risk. At March 31, 2022, we had one outstanding interest rate swap with a notional value of $80 million. The notional value of our interest rate swap is expected to match the corresponding principal amount of a portion of our borrowings under the Credit Facility.
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
We designated the interest rate swaps as hedging instruments and they qualified for hedge accounting upon inception and at March 31, 2022. To continue to qualify for hedge accounting, the instruments must retain a “highly effective” ability to hedge interest rate risk for borrowings under the Credit Facility. We are required to test hedge effectiveness at the end of each financial reporting period. If a derivative qualifies for hedge accounting, changes in fair value of the hedge instrument are recognized in accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The reclassification into earnings is recorded as a component of our interest expense within other expense, net. If the instrument were to lose some or all of its hedge effectiveness, changes in fair value for the “ineffective” portion of the instrument would be recorded immediately in earnings.
The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at March 31, 2022 and June 30, 2021 were as follows:

Description	Balance Sheet Location	March 31, 2022	June 30, 2021
Derivative interest rate swaps		(in thousands)
Long-term derivative asset	Other assets	$230	$—
Short-term derivative liability	Accrued expenses and other current liabilities	$316	$1,564
Long-term derivative liability	Other liabilities	$—	$1,550
The following table presents the effect of the derivative interest rate swaps in our consolidated statement of comprehensive loss for the nine months ended March 31, 2022 and 2021.

	Gain (Loss) in AOCI June 30, 2021	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI March 31, 2022
	(in thousands)
Derivative interest rate swap	$(3,114)	$1,712	$1,316	$(86)

	Gain (Loss) in AOCI June 30, 2020	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Net Loss (Effective Portion) (1)	Gain (Loss) in AOCI March 31, 2021
	(in thousands)
Derivative interest rate swap	$(5,079)	$171	$1,355	$(3,553)
——————
(1)    Recorded as interest income (expense) within other expense, net in our unaudited condensed consolidated statements of comprehensive income (loss).
During the three and nine months ended March 31, 2022, we concluded that no portion of the hedges was ineffective.
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
Net periodic pension costs for the Swiss pension plans included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)
Components of net periodic cost
Service cost	$703	$793	$2,114	$2,351
Interest cost	49	38	147	113
Prior service credit	(118)	(84)	(355)	(251)
Net actuarial loss	—	62	—	185
Expected return on plan assets	(358)	(302)	(1,076)	(888)
Net periodic cost	$276	$507	$830	$1,510
    The components of net periodic pension cost other than current service cost are presented within other expense, net in our unaudited condensed consolidated statements of comprehensive income (loss).

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
Pending Merger
On December 16, 2021, we entered into a Merger Agreement (See Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) to be acquired by the private equity investment firm Thoma Bravo for $57.00 in cash per outstanding common share. Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments.
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
Financial Highlights
For the nine months ended March 31, 2022, our revenue increased to $384.2 million from $349.3 million in the same period of the prior fiscal year. Our revenue for the nine months ended March 31, 2022 was favorably impacted by $1.3 million due to the impact of foreign currency exchange rates primarily related to the British Pound Sterling, which appreciated against the U.S. Dollar as compared to the same period of the prior fiscal year. The overall revenue increase was attributable to revenue increases in our Payment Platforms, Banking Solutions and Legal Spend Management segments of $25.7 million, $12.1 million, and $1.9 million, respectively, partially offset by a $5.1 million revenue decrease in our Traditional Solutions segment. The increase in revenue in our Payment Platforms and Legal Spend Management segments was driven by increased subscription revenue driven by increased transactional volumes and the impact of new customers using these solutions. The increased revenue in our Banking Solutions segment was primarily due to new customer engagements and platform go-lives, as customers continue to transition to our hosted solutions. The decrease in revenue in our Traditional Solutions segment was due to decreased professional services, maintenance revenue and software revenue, as customers transitioned to our newer hosted and subscription based solutions.
We incurred a net loss of $29.1 million in the nine months ended March 31, 2022 compared to net loss of $9.0 million in the same period of the prior fiscal year. Our net loss for the nine months ended March 31, 2022 was driven by an increase in costs of subscription revenue of $22.9 million attributable to our Payment Platforms, Banking Solutions and Legal Spend Management segments and an increase in operating expenses of $40.9 million. The increase in operating expenses was driven by an increase in sales and marketing costs of $19.3 million and product development and engineering costs of $8.4 million, as we continued to invest in our sales channel and new product innovation. General and administrative costs increased by $13.3 million, of which $8.3 million was related to our pending Merger and shareholder engagement initiatives. The increase in costs were partially offset by the $35.0 million revenue increase discussed above and a $3.9 million reduction in cost of professional services and maintenance revenues.
In the nine months ended March 31, 2022, we derived approximately 39% of our revenue from customers located outside of North America, principally in the United Kingdom (UK), continental Europe and the Asia-Pacific region.
On periodic basis, we continue to make strategic investments in innovative new technology offerings that we believe will enhance our competitive position, help us win new business, drive subscription revenue growth and expand our operating margins. We expect to continue to make investments in our suite of products so that we can continue to offer innovative, feature-rich technology solutions to our customers.
COVID-19
The United States and the global communities in which we operate continue to face challenges posed by the COVID-19 pandemic. Earlier in the fiscal year, restrictions were re-implemented by government bodies and private businesses as disease variants became more prevalent, most notably the omicron variant. There remains significant uncertainty over the duration of the pandemic itself, particularly as the virus continues to evolve. Since March 2020 we have continued to suspend virtually all travel for employees, our offices generally remain closed and our employees have continued to work remotely in most geographies.
While we continue to operate effectively during this challenging period, the full impact of the COVID-19 pandemic on our business and the global economy remains uncertain. The ultimate consequences will depend on many factors outside of our control, including the availability and effectiveness of vaccines and therapeutics and the ultimate duration and severity of the pandemic itself, including the impact of the COVID variants that have emerged or that may emerge in the future.
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
Results of Operations
Three and Nine Months Ended March 31, 2022 Compared to the Three and Nine Months Ended March 31, 2021
Segment Information
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer.
During the quarter ended September 30, 2021 we realigned our internal financial reporting to provide for more specific visibility into key product lines which resulted in a change to our externally reportable segments. Specifically, our prior Cloud Solutions segment was renamed Payment Platforms and includes the revenue and operating results of our Paymode-X and PTX payment platforms. Our Legal Spend Management Solutions is presented as a stand-alone operating segment, having previously been a component of our Cloud Solutions segment. Finally, our Financial Messaging solutions, previously a component of our Cloud

Solutions segment, is included as a component of our Banking Solutions segment. Our prior Payments and Documents segment has been renamed to Traditional Solutions, with no change to the composition of the revenue and operating activity included in this segment. These changes are reflected for all financial periods presented.

The following tables represent our segment revenues and our measure of segment profit (loss):

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2022	2021	$ Change Inc (Dec)	% Change Inc (Dec)	2022	2021	$ Change Inc (Dec)	% Change Inc (Dec)
	(in thousands)
Segment revenue:
Payment Platforms	$37,994	$29,163	$8,831	30.3%	$107,773	$82,072	$25,701	31.3%
Banking Solutions	51,181	47,211	3,970	8.4%	148,821	136,689	12,132	8.9%
Legal Spend Management	21,957	22,147	(190)	(0.9)%	66,476	64,546	1,930	3.0%
Traditional Solutions	16,444	18,810	(2,366)	(12.6)%	48,320	53,384	(5,064)	(9.5)%
Other	4,260	3,554	706	19.9%	12,838	12,583	255	2.0%
Total segment revenue	$131,836	$120,885	$10,951	9.1%	$384,228	$349,274	$34,954	10.0%

Segment measure of profit (loss):
Payment Platforms	$3,986	$4,267	$(281)	(6.6)%	$15,632	$16,037	$(405)	(2.5)%
Banking Solutions	4,787	4,641	146	3.1%	12,237	15,744	(3,507)	(22.3)%
Legal Spend Management	3,820	5,550	(1,730)	(31.2)%	13,496	15,792	(2,296)	(14.5)%
Traditional Solutions	4,828	5,213	(385)	(7.4)%	11,513	13,400	(1,887)	(14.1)%
Other	(4,101)	(3,842)	(259)	(6.7)%	(11,625)	(8,894)	(2,731)	(30.7)%
Total measure of segment profit	$13,320	$15,829	$(2,509)	(15.9)%	$41,253	$52,079	$(10,826)	(20.8)%
A reconciliation of the total measure of segment profit to our GAAP loss before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)
Total measure of segment profit	$13,320	$15,829	$41,253	$52,079
Less:
Amortization of acquisition-related intangible assets	(5,255)	(5,443)	(15,506)	(15,614)
Stock-based compensation plan expense	(14,279)	(11,498)	(41,848)	(33,644)
Acquisition and integration-related expenses	(24)	(738)	(367)	(2,078)
Restructuring income (expense)	70	4	(288)	(987)
Excess depreciation, including associated with restructuring events	—	—	(357)	(528)
Other non-core expense	(217)	(52)	(608)	(148)
Shareholder engagement fees	—	—	(1,779)	—
Asset write-off	—	—	(71)	—
Costs associated with pending Merger	(2,990)	—	(6,497)	—
Other income (expense), net of pension adjustments	1,994	(1,536)	56	(3,701)
Loss before income taxes	$(7,381)	$(3,434)	$(26,012)	$(4,621)
Payment Platforms
Revenue from our Payment Platforms segment increased $8.8 million for the three months ended March 31, 2022 as compared to the same period in the prior fiscal year due to increased subscription revenue of $8.7 million driven by both increased transactional volumes and the impact of new customers that adopted our platforms since the corresponding quarter of the prior fiscal year. Segment profit decreased $0.3 million for the three months ended March 31, 2022 as compared to the same period in the prior fiscal year as the revenue increases described above were offset by increased cost of subscription revenue of $3.3 million and operating expenses of $5.9 million which related primarily to increased sales and marketing expenses and product development expenses of $4.4 million and $1.3 million, respectively.
Revenues from our Payment Platforms segment increased $25.7 million for the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, primarily due to increased subscription revenue of $25.2 million driven by both increased transactional volumes and the impact of new customers that have adopted our platform since the corresponding period of the prior fiscal year. Segment profit decreased $0.4 million for the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, as the increase in revenue described above was offset in part by an increase in operating expenses of $17.1 million primarily related to sales and marketing expenses of $11.6 million, product development expenses of $4.2 million, and general and administrative expenses of $1.3 million and increased cost of revenues of $9.0 million primarily related to subscriptions costs.
Banking Solutions
Revenues from our Banking Solutions segment increased $4.0 million for the three months ended March 31, 2022 as compared to the same period in the prior fiscal year, primarily due to increased subscriptions revenue of $3.9 million. The increase in subscriptions revenue was primarily related to our existing customer base expanding on or converting to our newer, more technologically advanced SaaS platforms and as a result of the continued deployment of our newer banking solutions to new and existing customers. The increase in revenue described above was partially offset by increased cost of revenues of $1.2 million, primarily related to subscription costs, and operating expenses of $2.7 million. The increase in operating expenses was primarily due to increased sales and marketing expenses, product development expenses, and general and administrative expenses of $1.4 million, $0.8 million and $0.5 million, respectively. Segment profit increased $0.1 million for the three months ended March 31, 2022 as compared to the same period in the prior fiscal year due to the increases in revenue and expenses described above.
Revenues from our Banking Solutions segment increased $12.1 million for the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, primarily due to increased subscriptions revenue and service revenue of 12.7 million and $2.3 million, respectively, partially offset by decreased maintenance revenue of $2.8 million. The increase in subscriptions revenue was primarily related to our existing customer base expanding on or converting to our newer, more technologically advanced SaaS platforms and as a result of the continued deployment of our newer banking solutions to new and existing customers. The increase in revenue described above was offset by increased cost of revenues of $6.5 million, primarily related to subscription costs, and operating expenses of $9.1 million. The increase in operating expenses was primarily due to increased sales and marketing expenses of $4.8 million, product development and engineering costs of $2.3 million and general and administrative expenses of $2.1 million. Segment profit decreased $3.5 million for the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year due to the increases in revenue and expenses described above.
Legal Spend Management
Revenues from our Legal Spend Management segment decreased $0.2 million for the three months ended March 31, 2022 as compared to the same period in the prior fiscal year, due to a decreased in subscription revenue driven by lower transactional volumes during the quarter. Segment profit decreased $1.7 million for the three months ended March 31, 2022 as compared to the same period in the prior fiscal year due to an increase in cost of revenues of $1.0 million, primarily related to subscription costs and an increase in operating expenses of $0.6 million, primarily due to $0.2 million in product development and engineering costs and $0.2 million in general and administrative expenses.
Revenues from our Legal Spend Management segment increased $1.9 million for the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, due to increased subscription revenue driven by increased transactional volumes and the impact of new customers using these solutions since the corresponding period of the prior fiscal year. Segment profit decreased $2.3 million for the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, as the increase in revenue discussed above was offset by an increase in cost of revenues of $2.4 million, primarily related to subscriptions, and operating expenses of $1.8 million, primarily related to sales and marketing expenses of $0.4 million, product development expenses of $0.4 million and general and administrative expense of $1.0 million.
Traditional Solutions
Revenues from our Traditional Solutions segment decreased $2.4 million for the three months ended March 31, 2022 as compared to the same period in the prior fiscal year, primarily due to decreased professional service and maintenance revenue of $1.6 million and subscriptions revenue of $0.6 million. The decrease in professional service and maintenance revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. The decrease in subscription revenue was due to lower transactional volume in the quarter. Segment profit decreased $0.4 million for the three months ended March 31, 2022 as compared to the same period in the prior fiscal year, as the decrease in revenues discussed above was partially offset by a decrease in cost of revenue of $0.8 million related primarily to subscription and professional service and maintenance costs, and a decrease in operating costs of $1.2 million, primarily related to sales and marketing expenses.
Revenues from our Traditional Solutions segment decreased $5.1 million for the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, primarily due to decreased professional service and maintenance revenue of $4.4 million and software revenue of $0.7 million, partially offset by increased subscriptions revenue of $0.2 million. The decrease in professional service and maintenance revenue and software revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions. Segment profit decreased $1.9 million for the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, as the decrease in revenues discussed above were partially offset by a decrease in costs of revenue of $2.3 million primarily associated with professional service and maintenance costs, and a decrease in operating expenses of $0.8 million, primarily related to sales and marketing expenses.
Other
Revenues from our Other segment increased $0.7 million for the three months ended March 31, 2022 as compared to the same period in the prior fiscal year, primarily due to increased subscription revenue and software revenue of $0.4 and $0.2 million, respectively. Segment profit decreased $0.3 million for the three months ended March 31, 2022 as compared to the same period in the prior fiscal year primarily due to an increase in cost of revenue of $0.5 million primarily related to professional services and maintenance costs, and increased operating expenses of $0.5 million primarily related to product development expenses, partially offset by the increase in revenue discussed above.
Revenues from our Other segment increased $0.3 million for the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, primarily due to an increase in subscription revenue. Segment profit decreased $2.7 million for the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year primarily due to an increase in cost of revenue of $1.3 million primarily related to subscriptions, professional service and maintenance costs, and increased operating expenses of $1.7 million primarily related to sales and marketing and product development expenses, partially offset by the increase in revenue discussed above.
Revenues by category

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2022	2021	$ Change Inc (Dec)	% Change Inc (Dec)	2022	2021	$ Change Inc (Dec)	% Change Inc (Dec)
	(in thousands)
Revenues:
Subscriptions	$112,135	$99,939	$12,196	12.2%	$324,113	$283,721	$40,392	14.2%
Software licenses	1,006	1,092	(86)	(7.9)%	3,086	3,871	(785)	(20.3)%
Service and maintenance	18,138	19,292	(1,154)	(6.0)%	55,478	59,878	(4,400)	(7.3)%
Other	557	562	(5)	(0.9)%	1,551	1,804	(253)	(14.0)%
Total revenues	$131,836	$120,885	$10,951	9.1%	$384,228	$349,274	$34,954	10.0%

As % of total revenues:
Subscriptions	85.1%	82.7%			84.4%	81.2%
Software licenses	0.7%	0.9%			0.8%	1.1%
Service and maintenance	13.8%	16.0%			14.4%	17.1%
Other	0.4%	0.4%			0.4%	0.6%
Total revenues	100.0%	100.0%			100.0%	100.0%
Subscriptions
Revenues from subscriptions increased $12.2 million for the three months ended March 31, 2022 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by an increase in subscriptions revenue from our Payment Platforms and Banking Solutions segments of $8.7 million and $3.9 million, respectively, due to the impact of customers going live on or expanding their use of our hosted solutions and the continued impact of customers converting to our newer, subscription based solutions.
Revenues from subscriptions increased $40.4 million for the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year. The overall revenue increase was driven by an increase in subscriptions revenue from our Payment Platforms, Banking Solutions and Legal Spend Management segments of $25.2 million, $12.7 million, and $1.9 million, respectively, due to the impact of customers going live on or expanding their use of our hosted solutions and the continued impact of customers converting to our newer subscription based solutions.

Software Licenses
Revenues from software licenses remained relatively consistent for the three months ended March 31, 2022 as compared to the same period in the prior fiscal year. We anticipate that software license arrangements will continue to be de-emphasized in order to focus on the continued conversion of our customers to our hosted and subscription based solutions.
Revenues from software licenses slightly decreased for the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from our Traditional Solutions segment of $0.7 million. The decrease in software license revenue was driven by the continued conversion of our customers to our hosted and subscription based solutions and our continued de-emphasis of deployed, perpetual license solutions.
Service and Maintenance
Revenues from service and maintenance decreased $1.2 million for the three months ended March 31, 2022 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from our Traditional Solutions segment of $1.6 million driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions.
Revenues from service and maintenance decreased $4.4 million for the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, primarily due to decreased revenue from our Traditional Solutions and Banking Solutions segments of $4.4 million and $0.5 million, respectively, driven by the continued conversion of our customers to our hosted and subscription based solutions rather than deployed, perpetual license solutions, partially offset by an increase in revenue in our Payment Platforms segment of $0.5 million.
Other
Our other revenues consist principally of equipment and supplies sales, which remained and are expected to remain minor components of our overall revenue.
Cost of revenues by category

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2022	2021	$ Change Inc (Dec)	% Change Inc (Dec)	2022	2021	$ Change Inc (Dec)	% Change Inc (Dec)
	(in thousands)
Cost of revenues:
Subscriptions	$45,792	$39,194	$6,598	16.8%	$134,515	$111,607	$22,908	20.5%
Software licenses	142	116	26	22.4%	283	332	(49)	(14.8)%
Service and maintenance	9,362	10,450	(1,088)	(10.4)%	27,856	31,752	(3,896)	(12.3)%
Other	364	375	(11)	(2.9)%	989	1,235	(246)	(19.9)%
Total cost of revenues	$55,660	$50,135	$5,525	11.0%	$163,643	$144,926	$18,717	12.9%
Gross Profit ($)	$76,176	$70,750	$5,426	7.7%	$220,585	$204,348	$16,237	7.9%
Gross Profit (%)	57.8%	58.5%			57.4%	58.5%
Subscriptions
Subscriptions costs include salaries and other related costs for our professional services teams as well as costs related to our hosting infrastructure such as depreciation and facilities related expenses. Subscriptions costs increased slightly to 41% as a percentage of subscriptions revenues in the three months ended March 31, 2022 as compared to 39% in the three months ended March 31, 2021 due to year-over-year cost of revenue increases as we continued to grow our subscription revenue streams.
Subscriptions costs increased to 42% as a percentage of subscriptions revenues in the nine months ended March 31, 2022 as compared to 39% in the nine months ended March 31, 2021 due to year-over-year cost of revenue increases as we continued to grow our subscription revenue streams.
Software Licenses
Software license costs consist of expenses incurred to distribute our software products and related documentation and costs of licensing third party software that is incorporated into or sold with certain of our products. Software license costs remained a minor component of our overall cost of revenue for both the three and nine months ending March 31, 2022 and 2021.
Service and Maintenance
Service and maintenance costs include salaries and other related costs for our customer service, maintenance and help desk support staffs, as well as third party contractor expenses used to complement our professional services team. Service and maintenance costs as a percentage of service and maintenance revenues decreased to 52% in the three months ended March 31, 2022 as compared to 54% in the three months ended March 31, 2021, reflecting a shift in resources to our hosted and subscription based products, the costs of which are included in subscriptions costs of revenues.
Service and maintenance costs as a percentage of service and maintenance revenues decreased to 50% in the nine months ended March 31, 2022 as compared to 53% in the nine months ended March 31, 2021, reflecting a shift in resources to our hosted and subscription based products, the costs of which are included in subscriptions costs of revenue.
Other
Other costs include the costs associated with equipment and supplies that we resell, as well as freight, shipping and postage costs associated with the delivery of our products. These remain minor cost components of our business.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2022	2021	$ Change Inc (Dec)	% Change Inc (Dec)	2022	2021	$ Change Inc (Dec)	% Change Inc (Dec)
	(in thousands)
Operating expenses:
Sales and marketing	$37,346	$31,525	$5,821	18.5%	$105,815	$86,505	$19,310	22.3%
Product development and engineering	23,095	20,224	2,871	14.2%	66,312	57,906	8,406	14.5%
General and administrative	19,925	15,678	4,247	27.1%	59,291	45,962	13,329	29.0%
Amortization of acquisition-related intangible assets	5,255	5,443	(188)	(3.5)%	15,506	15,614	(108)	(0.7)%
Total operating expenses	$85,621	$72,870	$12,751	17.5%	$246,924	$205,987	$40,937	19.9%

As % of total revenues:
Sales and marketing	28.3%	26.1%			27.5%	24.8%
Product development and engineering	17.5%	16.7%			17.3%	16.6%
General and administrative	15.1%	13.0%			15.4%	13.2%
Amortization of acquisition-related intangible assets	4.0%	4.5%			4.0%	4.5%
Total operating expenses	64.9%	60.3%			64.2%	59.1%
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade show participation. Sales and marketing expenses increased $5.8 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in employee related costs of $4.4 million, marketing expense of $0.9 million and travel costs of $0.2 million.
Sales and marketing expenses increased $19.3 million in the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021, primarily due to an increase in employee related costs of $14.8 million, marketing expense of $2.3 million, equipment related costs of $0.4 million, third party services of $0.4 million and travel costs of $0.5 million.
Product Development and Engineering
Product development and engineering expenses consist primarily of personnel costs to support product development, which consists of enhancements and revisions to our products as well as initiatives related to new product development. Product development and engineering expenses increased $2.9 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in headcount related costs of $2.3 million.
Product development and engineering expenses increased $8.4 million in the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021, primarily due to an increase in headcount related costs of $6.9 million and an increase in third party technology costs and depreciation expense of $0.4 million.
General and Administrative
General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting services. General and administrative expenses increased $4.2 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to Merger related costs of $3.0 million and to a lesser extent, employee related costs.

General and administrative expenses increased $13.3 million in the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021, primarily due to Merger related costs of $6.5 million, costs associated with shareholder engagement initiatives of $1.8 million and to a lesser extent, employee related costs.
 Other Expense, Net

	Three Months Ended March 31,		Increase (Decrease) Between Periods		Nine Months Ended March 31,		Increase (Decrease) Between Periods
	2022	2021	$ Change Inc (Dec)	% Change Inc (Dec)	2022	2021	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in thousands)
Interest income	$33	$37	$(4)	(10.8)%	$78	$232	$(154)	(66.4)%
Interest expense	(941)	(993)	52	5.2%	(3,028)	(3,574)	546	15.3%
Other income (expense), net	2,972	(358)	3,330	930.2%	3,277	360	2,917	810.3%
Other expense, net	$2,064	$(1,314)	$3,378	257.1%	$327	$(2,982)	$3,309	111.0%
The components of other expense, net are as depicted above. The slight decrease in interest expense in the three and nine months ended March 31, 2022 as compared to the three and nine months ended March 31, 2021, respectively, is a result of a decrease in borrowings under our line of credit arrangement during the three and nine months ended March 31, 2022 as compared to the three and nine months ended March 31, 2021. The increase in other income in the three and nine month period ended March 31, 2022 is due to a $2.5 million unrealized gain on an equity investment we hold.
Provision for Income Taxes
We recorded an income tax provision of $0.1 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. We recorded an income tax provision of $3.1 million and $4.4 million for the nine months ended March 31, 2022 and 2021, respectively. Please refer to Note 9 Income Taxes to our unaudited condensed consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Liquidity and Capital Resources
We are party to a credit agreement with Bank of America, N.A. and certain other lenders that provides for a credit facility in the amount of up to $300 million (the Credit Facility). We have the right to request an increase to the aggregate commitments to the Credit Facility of up to an additional $150 million, subject to specified conditions. The Credit Facility expires in July 2023. At March 31, 2022, borrowings were $130 million and we were in compliance with all covenants.
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
One of our financial goals is to maintain and improve our capital structure. The key metrics we focus on in assessing the strength of our liquidity for the periods ended March 31, 2022 and June 30, 2021 and a summary of our cash activity for the nine months ended March 31, 2022 and 2021 are summarized in the tables below:

	March 31,	June 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$117,605	$133,932
Marketable securities	964	10,216
Borrowings under credit facility	130,000	130,000

	Nine Months Ended March 31,
	2022	2021
	(in thousands)
Cash provided by operating activities	$63,250	$61,397
Cash used in investing activities	(35,088)	(75,472)
Cash used in financing activities	(45,240)	(56,166)
Effect of exchange rates on cash	(2,278)	5,849
Cash, cash equivalents and marketable securities. At March 31, 2022, our cash and cash equivalents of $117.6 million consisted primarily of cash deposits held at major banks and money market funds. The $16.3 million decrease in cash and cash equivalents at March 31, 2022 from June 30, 2021 was primarily due to cash used to repurchase common stock of $50.0 million, to fund capital expenditures, including capitalization of software costs of $29.2 million, to fund business and asset acquisitions, net of cash acquired of $15.1 million, partially offset by cash generated from operations of $63.3 million, proceeds from the sale of available for sale securities of $10.1 million and proceeds from our employee stock purchase plan of $4.8 million.
Cash, cash equivalents and marketable securities included approximately $72.3 million held by our foreign subsidiaries as of March 31, 2022. We continue to permanently reinvest the earnings, if any, of our international subsidiaries other than the UK, Switzerland and India; therefore we do not provide for U.S. income taxes that could result from the distribution of foreign earnings from our international subsidiaries other than the aforementioned. If our reinvestment plans were to change based on future events and we decided to repatriate amounts from other international subsidiaries, those amounts would generally become subject to state tax in the U.S. to the extent there were cumulative profits in the foreign subsidiary from which the distribution to the U.S. was made and we could be further subject to withholding tax.
Cash and cash equivalents held by our foreign subsidiaries are denominated in currencies other than U.S. Dollars. Decreases primarily in the foreign currency exchange rate of the British Pound Sterling to the U.S. Dollar decreased our overall cash balances by approximately $2.3 million for the nine months ended March 31, 2022. Further changes in the foreign currency exchange rates of the British Pound Sterling and other currencies could have a significant effect on our overall cash balances, however, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we frequently experience, are adequate to meet our operating requirements for the foreseeable future.
At March 31, 2022, our deferred tax assets have been fully reserved since, given the available evidence, it was deemed more likely than not that these deferred tax assets would not be realized.
Operating Activities. Operating cash flow is derived by adjusting our net income or loss for non-cash operating items, such as depreciation and amortization, stock-based compensation plan expense, deferred income tax benefits or expenses and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Cash generated from operations increased by $1.9 million in the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, primarily due to an increase in cash provided by changes in accounts payable and accrued expenses of $10.0 million, prepaid and current assets of $2.3 million and other assets of $4.4 million, deferred revenue of $4.0 million, partially offset by the increase in our net loss for the nine months ended March 31, 2022 of $20.1 million.
Investing Activities. Investing cash flows consist primarily of capital expenditures, inclusive of capitalized software costs, investment purchases and sales, and cash used for the acquisition of businesses and assets. The $40.4 million decrease in net cash used in investing activities for the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year was primarily due to a decrease in cash used to fund business and asset acquisitions, net of cash acquired, of $26.2 million and notes receivable of $2.6 million, a decrease in cash used to purchase available for sale securities of $9.3 million and to purchase other investments of $7.0 million, partially offset by an increase in cash used to fund capital expenditures, inclusive of software costs of $4.9 million.
Financing Activities. Financing cash flows consist primarily of cash inflows as a result of borrowings under our revolving credit facility and proceeds from the sale of shares of common stock through employee equity incentive plans, offset by repurchases of our common stock. The decrease in cash used in financing activities of $10.9 million was due to a decrease in cash used to repay debt of $50.0 million, offset by an increase in cash used to repurchase common stock of $39.2 million during the nine months ended March 31, 2022.
Contractual Obligations
During the nine months ended March 31, 2022, we entered into new facility leases in India and renewed leases for data centers in the US, UK and Switzerland, increasing our contractual obligations by $6.2 million. Other than these new leases, there have been no other material changes to the contractual obligations from that which was disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC on August 30, 2021.

Our estimate of unrecognized tax benefits for which cash settlement may be required is $2.4 million. As of March 31, 2022, we are unable to estimate the timing of future cash outflows, if any, associated with these liabilities as we do not currently anticipate settling any of these tax positions with cash payment in the foreseeable future.
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
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Stein complaint, the Justice complaint, and the Le complaint all allege that the preliminary proxy statement issued in connection with the Merger omits material information or contains misleading disclosures and that, as a result, (i) all of the defendants violated Section 14(a) of the Securities Exchange Act of 1934 (the Exchange Act) and (ii) all of our directors violated section 20(a) of the Exchange Act. The Le Complaint also alleges that our directors breached their fiduciary duties of care, loyalty and good faith by, among other things, causing us to enter into the transactions contemplated by the Merger Agreement as a result of an inadequate sale process, agreeing to preclusive deal mechanisms and filing a materially misleading and incomplete preliminary proxy statement. The Le Complaint also alleges that we aided and abetted these purported breaches of fiduciary duties.
The Stein complaint, the Justice complaint, and the Le complaint all seek among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement; (ii) rescission or rescissory damages in the event the transactions contemplated by the Merger Agreement have been implemented; (iii) dissemination of a proxy statement that does not omit material information or contain any misleading disclosures; (iv) a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act (except the Stein Complaint and the Le Complaint) or that our directors violated their fiduciary duties (except the Stein Complaint and the Justice Complaint); (v) to direct the defendants to account to plaintiff for all damages suffered (except the Justice Complaint); and (vi) an award of plaintiff’s expenses, including attorneys’ and experts’ fees.
On February 7, 2022, a purported stockholder of Bottomline also made a demand pursuant to Section 220 of the DGCL (the Initial 220 Demand) to inspect certain books and records of ours relating to the transactions contemplated by the Merger Agreement.
The Initial 220 Demand, the Stein Complaint, the Justice Complaint, and the Le Complaint were resolved by our filing on February 25, 2022 of a supplement to our definitive proxy statement. The supplement to our proxy statement included certain informational disclosures requested by the plaintiffs and the Initial 220 Demand, and the parties are attempting to negotiate a resolution to these claims.
In addition, on February 28, 2022, another purported stockholder of Bottomline made a demand pursuant to Section 220 of the DGCL to inspect certain books and records of ours relating to the transactions contemplated by the Merger Agreement. On March 23, 2022, that purported stockholder filed a complaint pursuant to Section 220 of the DGCL in the Court of Chancery of the State of Delaware against us, captioned Teamsters Local 237 Additional Security Benefit Fund v. Bottomline Technologies, Inc., Case No. 2022-0275. The complaint seeks (i) to inspect certain books and records of ours relating to the transactions contemplated by the Merger Agreement in order to investigate the process leading to the Merger Agreement and the independence of our directors and officers and to value our shares and (ii) an award of plaintiff’s expenses, including attorneys’ fees. The parties are in the process of attempting to negotiate a resolution to these claims and must provide a status update to the Court on or before June 3, 2022.
Additional lawsuits may be filed against us, our Board of Directors, Parent and/or Merger Sub in connection with the transactions contemplated by the Merger Agreement.
Capitalized terms used but not otherwise defined herein have the meaning set forth in Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for defined terms.
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
Completion of the Merger is subject to the satisfaction of various conditions, including but not limited to, the absence of certain legal impediments. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
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
**    submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and June 30, 2021, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended March 31, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2021 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Bottomline Technologies, Inc.

Date:	May 10, 2022	By:	/s/ A. BRUCE BOWDEN
A. Bruce Bowden
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)